Form 10-Q
period 2012-03-31
Oaktree Capital Group, LLC
filed 2012-05-14
CIK 1403528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                      .

Commission File Number 001-35500

Oaktree Capital Group, LLC

(Exact name of registrant as specified in its charter)

Delaware	26-0174894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

333 South Grand Avenue, 28th Floor

Los Angeles, CA 90071

Telephone: (213) 830-6300

(Address, zip code, and telephone number, including

area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 14, 2012, there were 30,579,510 Class A units and 120,250,753 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds and liquidation of our old funds; changes in our operating or other expenses; the degree to which we encounter competition, and general economic and market conditions. The factors listed in the section captioned “Risk Factors” in our prospectus dated April 11, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on April 12, 2012 in accordance with Rule 424(b) of the Securities Act and is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.

Forward-looking statements speak only as of the date of this quarterly report. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this quarterly report, unless the context otherwise requires:

“Oaktree,” “OCG,” “we,” “us,” “our” or “our company” refers to Oaktree Capital Group, LLC and, where applicable, its predecessor, OCM (as defined below), and the respective subsidiaries and affiliates of such entities.

“Oaktree Operating Group,” or “Operating Group,” refers collectively to the entities that control the general partners and investment advisors of the Oaktree funds, in which we have a minority economic interest and indirect control.

“OCGH” refers to Oaktree Capital Group Holdings, L.P., a Delaware limited partnership, which holds an interest in the Oaktree Operating Group and all of our Class B units.

“OCGH Unitholders” refers collectively to the principals, employees (including former employees) and certain other investors who hold their interest in the Oaktree Operating Group through OCGH.

“2007 Private Offering” refers to the sale completed on May 25, 2007 of 23,000,000 of our Class A units to Goldman, Sachs & Co., as initial purchaser (including those Class A units sold pursuant to the exercise of the initial purchaser’s option to purchase additional units), as more fully described in “Organizational Structure—The May 2007 Restructuring and the 2007 Private Offering—The 2007 Private Offering” included in our prospectus.

“assets under management”, or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the fund-level leverage that generates management fees and the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments. Our assets under management amounts include assets under management for which we do not charge a management fee or earn incentive income. Our definition of assets under management is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of assets under management and the two assets under management-related metrics discussed in this quarterly report may not be directly comparable to the assets under management metrics of other investment managers.

“consolidated funds” refers to those funds that Oaktree consolidates through a majority voting interest or otherwise, including those funds in which Oaktree as the general partner is presumed to have control. The specific funds for each of the periods presented are listed in the table entitled “Consolidated Funds of Oaktree Capital Group, LLC” included in the prospectus.

“funds” refers to funds and, where applicable, separate accounts that are managed by us or our subsidiaries.

“Intermediate Holding Companies” collectively refers to the subsidiaries wholly owned by us.

“May 2007 Restructuring” refers to the series of transactions that occurred immediately prior to the 2007 Private Offering whereby OCGH contributed our business to the Oaktree Operating Group in exchange for limited partnership interests in each Oaktree Operating Group entity, as more fully described in the section “Organizational Structure—The May 2007 Restructuring and the 2007 Private Offering—The May 2007 Restructuring” included in the prospectus.

“net asset value,” or “NAV,” refers to, as of any date, the value of all the assets of a fund (including cash and accrued interest and dividends) less all liabilities of the fund (including accrued expenses and any reserves established by us, in our discretion, for contingent liabilities) without reduction for accrued incentives (fund level) because they are reflected in the partners’ capital of the fund.

“prospectus” refers to our prospectus dated April 11, 2012, which was filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 12, 2012 and is accessible on the SEC’s website at www.sec.gov.

“Relevant Benchmark” refers, with respect to:

•	our U.S. high yield bond strategy, to the Citigroup U.S. High Yield Cash-Pay Capped Index;

•	our European high yield bond strategy, to the BofA Merrill Lynch Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index (USD Hedged);

•	our U.S. senior loan strategy (with the exception of the closed-end funds), to the Credit Suisse Leveraged Loan Index;

•	our European senior loan strategy, to the Credit Suisse Western European Leveraged Loan Index (EUR Hedged);

•

our U.S. convertible securities strategy, to an Oaktree custom convertible index that represents the Credit Suisse Convertible Securities Index from inception through December 31, 1999, the Goldman Sachs/Bloomberg Convertible 100 Index from January 1, 2000 through June 30, 2004 and the BofA Merrill Lynch All U.S. Convertibles Index thereafter;

•	our non-U.S. convertible securities strategy, to the JACI Global ex-U.S. (Local) Index; and

•	our high income convertible securities strategy, to the Citigroup U.S. High Yield Market Index.

“Sharpe Ratio” refers to a metric used to calculate risk-adjusted return. The Sharpe Ratio is the ratio of excess return to volatility, with excess return defined as the return above that of a riskless asset (based on the three-month U.S. Treasury bill, or for our European senior loan strategy, the Euro Overnight Index Average) divided by the standard deviation of such return. A higher Sharpe Ratio indicates a return that is higher than would be expected for the level of risk compared to the risk-free rate.

This report and its contents do not constitute and should not be construed as an offer of securities of any Oaktree funds.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Financial Condition

($ in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash-equivalents	$276,420	$297,230
U.S. Treasury and government agency securities	371,552	381,697
Investments in limited partnerships	125,714	121,825
Due from affiliates	39,213	31,826
Deferred tax assets	72,986	72,986
Other assets	123,342	110,181
Assets of consolidated funds:
Cash and cash-equivalents	3,660,355	3,208,429
Investments, at fair value	39,338,767	38,614,226
Dividends and interest receivable	248,065	268,162
Due from brokers	822,214	903,685
Receivable for securities sold	242,143	59,678
Derivative assets, at fair value	79,747	115,980
Other assets	97,510	108,251

Total assets	$45,498,028	$44,294,156

Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$95,382	$185,597
Accounts payable, other accrued expenses and other liabilities	70,073	63,108
Due to affiliates	58,601	57,574
Debt obligations	644,643	652,143
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	16,255	52,600
Payables for securities purchased	793,550	398,714
Securities sold short, at fair value	254,926	213,727
Derivative liabilities, at fair value	154,503	68,414
Distributions payable	197,849	379,555
Borrowings under revolving credit facilities	248,843	50,117

Total liabilities	2,534,625	2,121,549

Commitments and contingencies

Non-controlling redeemable interests in consolidated funds	41,761,164	41,048,607

Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 22,677,646 and 22,664,100 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Class B units, no par value, unlimited units authorized, 128,139,617 and 125,847,115 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Class C units, no par value, unlimited units authorized, 13,000 units issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Paid-in capital	624,578	634,739
Accumulated deficit	(426,105)	(444,713)
Accumulated other comprehensive loss	(1,731)	(1,884)

Class A and Class C unitholders’ capital	196,742	188,142
OCGH non-controlling interest in consolidated subsidiaries	1,005,497	935,858

Total unitholders’ capital	1,202,239	1,124,000

Total liabilities and unitholders’ capital	$45,498,028	$44,294,156

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Management fees	$32,020	$38,638
Incentive income	5,048	5,811

Total revenues	37,068	44,449

Expenses:
Compensation and benefits	(84,464)	(78,312)
Incentive income compensation expense	(27,757)	(53,766)
Compensation expense for vesting of OCGH units	(12,189)	(237,157)

Total compensation and benefits expense	(124,410)	(369,235)
General, administrative and other expenses	(25,935)	(22,478)
Consolidated fund expenses	(17,222)	(18,934)

Total expenses	(167,567)	(410,647)

Other income (loss):
Interest expense	(10,990)	(12,891)
Interest and dividend income	539,618	734,682
Net realized gain on consolidated funds’ investments	1,074,138	760,261
Net change in unrealized appreciation on consolidated funds’ investments	805,823	678,628
Investment income	5,680	2,695
Other income (expense), net	2,267	(763)

Total other income	2,416,536	2,162,612

Income before income taxes	2,286,037	1,796,414
Income taxes	(7,767)	(7,010)

Net income	2,278,270	1,789,404
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(2,124,772)	(1,826,401)
Net (income) loss attributable to OCGH non-controlling interest in consolidated subsidiaries	(134,890)	26,870

Net income (loss) attributable to Oaktree Capital Group, LLC	$18,608	$(10,127)

Distributions declared per Class A and Class C unit	$0.42	$0.90

Income (loss) per unit (basic and diluted):
Net income (loss) per Class A and Class C unit	$0.82	$(0.45)

Weighted average number of Class A and Class C units outstanding	22,688	22,677

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended March 31, 2012
	Oaktree Capital Group, LLC	OCGH Non- Controlling Interest in Consolidated Subsidiaries	Non- Controlling Redeemable Interests in Consolidated Funds	Total
Net income	$18,608	$134,890	$2,124,772	$2,278,270

Other comprehensive income, net of tax:
Foreign currency translation adjustments	131	718	—	849
Unrealized gain on interest rate swap designated as cash flow hedge	22	123	—	145

Other comprehensive income, net of tax	153	841	—	994

Total comprehensive income	18,761	135,731	2,124,772	2,279,264
Less: Comprehensive income attributable to non-controlling interests	—	(135,731)	(2,124,772)	(2,260,503)

Comprehensive income attributable to Oaktree Capital Group, LLC	$18,761	$—	$—	$18,761

	Three Months Ended March 31, 2011
	Oaktree Capital Group, LLC	OCGH Non- Controlling Interest in Consolidated Subsidiaries	Non- Controlling Redeemable Interests in Consolidated Funds	Total
Net income (loss)	$(10,127)	$(26,870)	$1,826,401	$1,789,404

Other comprehensive income, net of tax:
Foreign currency translation adjustments	163	911	—	1,074
Unrealized gain on interest rate swap designated as cash flow hedge	243	1,356	—	1,599

Other comprehensive income, net of tax	406	2,267	—	2,673

Total comprehensive income (loss)	(9,721)	(24,603)	1,826,401	1,792,077
Less: Comprehensive (income) loss attributable to non-controlling interests	—	24,603	(1,826,401)	(1,801,798)

Comprehensive loss attributable to Oaktree Capital Group, LLC	$(9,721)	$—	$—	$(9,721)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,278,270	$1,789,404
Adjustments to reconcile net income to net cash provided by operating activities:
Investment income	(5,680)	(2,695)
Depreciation and amortization	1,787	1,600
Compensation expense for vesting of OCGH units	12,189	237,157
Net realized and unrealized gains from consolidated funds’ investments	(1,879,961)	(1,438,889)
Amortization of original issue and market discount of consolidated funds’ investments	(27,948)	(52,485)
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(1,254)	(72,331)
(Decrease) increase in net due to affiliates	(6,360)	604
Decrease in accounts payable, other accrued expenses and other liabilities	(78,528)	(85,273)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease (increase) in dividends and interest receivable	20,081	(40,338)
Decrease (increase) in due from brokers	81,469	(28,413)
Increase in receivables for securities sold	(182,465)	(160,297)
Increase (decrease) in payables for securities purchased	394,837	(45,288)
Purchases of securities	(3,327,170)	(3,950,783)
Proceeds from maturities and sales of securities	4,749,841	5,603,040

Net cash provided by operating activities	2,029,108	1,755,013

Cash flows from investing activities:
Purchases of U.S. Treasury and government agency securities	(69,855)	(50,061)
Proceeds from maturities and sales of U.S. Treasury and government agency securities	80,000	20,000
Investments in limited partnerships	(2,100)	(70)
Distributions from investment limited partnerships	3,891	10,351
Purchases of fixed assets	(2,872)	(1,456)

Net cash provided by (used in) investing activities	9,064	(21,236)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited) – (Continued)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$300,000
Payment of debt issuance costs	—	(2,611)
Repayments of debt obligations	(7,500)	(7,500)
Purchases of Oaktree Operating Group units	(675)	(39,623)
Distributions to Class A and Class C unitholders	(9,528)	(20,409)
Distributions to OCGH unitholders	(78,239)	(181,875)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	1,257,508	1,263,584
Distributions to non-controlling interests	(2,968,352)	(4,751,553)
Borrowings on revolving credit facilities	250,948	98,164
Repayments on revolving credit facilities	(53,381)	(46,300)

Net cash used in financing activities	(1,609,219)	(3,388,123)

Effect of exchange rate changes on cash	2,163	8,585

Net increase (decrease) in cash and cash-equivalents	431,116	(1,645,761)
Cash and cash-equivalents at beginning of period	3,505,659	6,305,754

Cash and cash-equivalents at end of period	$3,936,775	$4,659,993

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)

(in thousands)

	Oaktree Capital Group, LLC						OCGH Non- Controlling Interest in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Class C Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2011	22,664	125,847	13	$634,739	$(444,713)	$(1,884)	$935,858	$1,124,000

Activity for the three months ended March 31, 2012:
Issuance of Class A units	14	—	—	—	—	—	—	—
Issuance of Class B units	—	2,313	—	—	—	—	—	—
Forfeitures of Class B units	—	(5)	—	—	—	—	—	—
Repurchase and cancellation of Class B Units	—	(15)	—	—	—	—	—	—
Repurchase and cancellation of OCGH Units	—	—	—	—	—	—	(675)	(675)
Equity reallocation between controlling and non-controlling interests	—	—	—	(2,472)	—	—	2,472	—
Capital increase related to equity-based compensation	—	—	—	1,839	—	—	10,350	12,189
Distributions declared	—	—	—	(9,528)	—	—	(78,239)	(87,767)
Net income	—	—	—	—	18,608	—	134,890	153,498
Foreign currency translation adjustments, net of tax	—	—	—	—	—	131	718	849
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax	—	—	—	—	—	22	123	145

Unitholders’ capital as of March 31, 2012	22,678	128,140	13	$624,578	$(426,105)	$(1,731)	$1,005,497	$1,202,239

Unitholders’ capital as of December 31, 2010	22,664	125,431	13	$549,466	$(348,741)	$(372)	$1,036,363	$1,236,716

Activity for the three months ended March 31, 2011:
Issuance of Class B units	—	1,443	—	—	—	—	—	—
Forfeitures of Class B Units	—	(13)	—	—	—	—	—	—
Repurchase and cancellation of Class B Units	—	(1,075)	—	—	—	—	—	—
Repurchase and cancellation of OCGH Units	—	—	—	—	—	—	(39,623)	(39,623)
Equity reallocation between controlling and non-controlling interests	—	—	—	(6,339)	—	—	6,339	—
Capital increase related to equity-based compensation	—	—	—	36,108	—	—	201,049	237,157
Distributions declared	—	—	—	(20,409)	—	—	(181,875)	(202,284)
Net loss	—	—	—	—	(10,127)	—	(26,870)	(36,997)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	163	911	1,074
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax	—	—	—	—	—	243	1,356	1,599

Unitholders’ capital as of March 31, 2011	22,664	125,786	13	$558,826	$(358,868)	$34	$997,650	$1,197,642

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION

Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leading global investment management firm focused on alternative markets. Oaktree manages funds (the “Oaktree funds”) in investment strategies that fall into the following six asset classes: distressed debt, corporate debt, control investing, convertible securities, real estate and listed equities. Funds managed by Oaktree include both separate accounts and commingled funds. The commingled funds include open-end and closed-end limited partnerships, for which the Company makes an investment in and serves as the general partner or, in certain limited cases, co-general partner.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities which are not considered variable interest entities but in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated through consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011 included in the Company’s prospectus dated April 11, 2012, as filed with the Securities and Exchange Commission on April 12, 2012.

Reorganization of Oaktree Capital Management, LLC

Oaktree Capital Group, LLC was formed on April 13, 2007 for the purpose of effecting a private over-the-counter equity offering. On May 21, 2007, the Company sold 23,000,000 Class A Units to qualified institutional buyers, as such term is defined under Rule 144A of the U.S. Securities Act of 1933 as amended, (the “2007 Private Offering”) for net proceeds of $944.2 million. Prior to the 2007 Private Offering, our business was operated through Oaktree Capital Management, LLC (“OCM” or the “Predecessor Company”), formed in April 1995, which was owned by its principals, senior employees and certain other investors. In connection with the 2007 Private Offering, OCM caused all of its business to be contributed to a group of operating entities collectively referred to as the Oaktree Operating Group. In addition to the contribution and assignment of OCM’s business to the Oaktree Operating Group, the owners who held interests in OCM immediately prior to the 2007 Private Offering exchanged those interests for units of Oaktree Capital Group Holdings, L.P. (“OCGH”) and became limited partners of OCGH (together with any subsequently admitted limited partners, the “OCGH Unitholders”). In exchange for the assignment and contribution of OCM’s business to the Oaktree Operating Group, OCGH received limited partnership units in each Oaktree Operating Group entity. These series of transactions are collectively referred to as the May 2007 Restructuring. An Oaktree Operating Group unit is not a legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

As a result of the May 2007 Restructuring and other transactions associated with the 2007 Private Offering, the Company became the owner of, and our Class A unitholders therefore had, a 15.86% indirect economic interest in the Oaktree Operating Group, while OCGH retained an 84.14% direct economic interest in the Oaktree Operating Group. Additionally, the Company issued all of its outstanding Class B units to OCGH. The Class B units are entitled to ten votes per unit whereas the Class A units are only entitled to one vote per unit. Therefore, the Class B units initially held 98.15% of the voting interest of the Company.

OCM is considered the predecessor of the Company for accounting purposes and its financial statements are the historical financial statements of the Company. The May 2007 Restructuring was accounted for as a reorganization of entities under common control. Accordingly, the value of assets and liabilities recognized in OCM’s financial statements were unchanged when those assets and liabilities were carried forward into the Company’s financial statements. When the Company indirectly purchased Oaktree Operating Group units from OCGH and directly from the Oaktree Operating Group, it recorded the proportion of Oaktree Operating Group net assets acquired at their historical carrying value and proportionately reduced the OCGH non-controlling interest in consolidated subsidiaries. Subsequent to the completion of the May 2007 Restructuring, the OCGH Unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries in the accompanying condensed consolidated financial statements.

Initial public offering

On April 12, 2012, the Company listed its Class A units on the New York Stock Exchange (“NYSE”). In connection with the listing, the Company sold 7,888,864 Class A units and selling unitholders sold 954,159 Class A units. Upon the completion of the initial public offering, the Company owned approximately 20% of the Oaktree Operating Group and the Company’s principals controlled 98% of the total combined voting power of the Company’s units entitled to vote. The Company did not retain any of the proceeds from the sale of Class A units by the selling unitholders and used the offering proceeds to acquire interests in the Company’s business from its principals, employees and other investors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair value of financial instruments

GAAP establishes a hierarchal disclosure framework which prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Financial assets and liabilities measured and reported at fair value are classified as follows:

•	Level I—Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.

•	Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

significant inputs are directly or indirectly observable. Level II inputs include prices in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates.

•

Level III—Model-derived valuations for which one or more significant inputs are unobservable. These inputs reflect the Company’s assessment of the assumptions that market participants use to value the investment based on the best available information.

In some instances, an instrument may fall into different levels of the fair value hierarchy. In such instances, the instrument’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period.

In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company or security being initially valued by the investment and valuation teams. The valuations are then reviewed by the valuation committee of each investment strategy, which consists of senior members of the investment team. All Level III investment values are ultimately approved by the valuation committees and designated investment professionals, as well as the valuation officer, who is independent of the investment teams and reports directly to the Company’s Managing Principal. The valuation process also includes a review by independent valuation parties, at least annually, for certain investments to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company evaluates changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.

Investments, at fair value

The consolidated funds are investment companies that reflect their investments, including majority-owned and controlled investments (the “portfolio companies”), at fair value. The Company has retained the specialized investment company accounting guidance under GAAP for the consolidated funds with respect to consolidated investments. Thus, the consolidated investments are reflected on the condensed consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation on consolidated funds’ investments in the condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available, are valued by management. These securities may initially be valued at the acquisition price as the best indicator of fair value. Subsequent valuations will depend

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “—Non-publicly traded equity and real estate investments.”

Exchange-traded investments

Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where the Company has applied discounts to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the Company’s condensed consolidated statements of financial condition and results of operations for all periods presented.

Credit-oriented investments

Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the average mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker-dealers.

The market yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers.

Non-publicly traded equity and real estate investments

The fair values of private equity and real estate investments are determined by using a market approach or income approach. A market approach utilizes valuations of comparable public companies and transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple approach. This approach takes into account a specific financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The income approach is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The valuation of securities may be impacted by expectations of investors’ receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the period of time elapsed from the date of the investment to the valuation date) and applicable restrictions on the transferability of the securities.

These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by the Company do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the condensed consolidated financial statements.

Revision to consolidated statements of cash flows

The Company has corrected amounts related to distributions to non-controlling redeemable interests in consolidated funds and purchases of securities. For the three-month period ended March 31, 2011, the impact was $105,013, increasing net cash used in financing activities from the previously reported $(3,283,110) to $(3,388,123) and increasing net cash provided by operating activities from the previously reported $1,650,000 to $1,755,013. This revision had no impact on the net change in cash and cash-equivalents as previously reported. Management has determined that this change was not material and, accordingly, management has revised the condensed consolidated statement of cash flows for the three months ended March 31, 2011.

Reclassifications

Certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Recent accounting developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurements specifying that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The guidance clarified that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy and also required additional disclosure regarding the valuation processes used by the reporting entity and the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, for fair value measurements categorized within Level III. The guidance was effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and determined that the adoption did not have a material impact on its condensed consolidated financial statements. Please see Note 4 for additional information.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The guidance allows an entity to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the entity is required to present items that are reclassified between net income and other comprehensive income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public entities, the amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendments should be applied retrospectively and early adoption is permitted. In December 2011, the FASB delayed indefinitely the effective date for a portion of this guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income. The Company adopted this guidance in the first quarter of 2012 and determined that the adoption did not have a material impact on its financial condition or results of operations as the guidance only changes the presentation of other comprehensive income and total comprehensive income. No changes were made to the existing guidance regarding which items are reported in other comprehensive income. Please see the condensed consolidated statements of comprehensive income (loss) for the required disclosures.

In December 2011, the FASB issued amended guidance requiring enhanced disclosures that will enable users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The amendments are effective for fiscal years and interim periods within those years beginning after December 31, 2012. The Company is currently evaluating the effect that the guidance may have on its condensed consolidated financial statements.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE

Investments held and securities sold short in the consolidated funds are summarized below:

	Fair value at		Fair value as a percentage of investments of consolidated funds at
Investments:	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
United States:
Fixed income securities:
Consumer discretionary	$7,187,022	$7,656,687	18.3%	19.9%
Consumer staples	419,305	394,897	1.1	1.0
Energy	620,083	551,850	1.6	1.4
Financials	1,389,429	1,398,771	3.5	3.6
Health care	558,054	508,947	1.4	1.3
Industrials	3,073,780	2,976,294	7.8	7.7
Information technology	730,681	764,642	1.9	2.0
Materials	770,079	1,050,651	1.9	2.7
Telecommunication services	227,185	262,830	0.6	0.7
Utilities	1,890,898	2,108,998	4.8	5.5

Total fixed income securities (cost: $15,885,230 and $16,966,996 at March 31, 2012 and December 31, 2011, respectively)	16,866,516	17,674,567	42.9	45.8

Equity securities:
Consumer discretionary	3,173,518	3,189,373	8.1	8.3
Consumer staples	299,055	299,673	0.7	0.8
Energy	421,754	542,490	1.1	1.4
Financials	3,999,092	3,296,925	10.2	8.5
Health care	140,420	140,509	0.4	0.4
Industrials	914,147	1,021,423	2.3	2.6
Information technology	76,277	72,613	0.2	0.2
Materials	1,209,904	1,490,285	3.1	3.9
Telecommunication services	621,192	458,033	1.6	1.2
Utilities	10,400	13,050	0.0	0.0

Total equity securities (cost: $9,956,730 and $10,088,110 at March 31, 2012 and December 31, 2011, respectively)	10,865,759	10,524,374	27.7	27.3

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Fair value at		Fair value as a percentage of investments of consolidated funds at
Investments:	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Europe:
Fixed income securities:
Consumer discretionary	$1,799,410	$1,369,006	4.6%	3.5%
Consumer staples	312,976	366,268	0.8	1.0
Energy	165,266	68,689	0.4	0.2
Financials	552,396	458,177	1.4	1.2
Health care	23,924	52,098	0.0	0.1
Industrials	545,391	550,122	1.4	1.4
Information technology	26,322	40,348	0.1	0.1
Materials	1,185,024	697,314	3.0	1.8
Telecommunication services	39,134	28,835	0.1	0.1
Utilities	27,918	48,093	0.1	0.1

Total fixed income securities (cost: $4,495,950 and $3,723,747 at March 31, 2012 and December 31, 2011, respectively)	4,677,761	3,678,950	11.9	9.5

Equity securities:
Consumer discretionary	129,070	220,504	0.3	0.6
Consumer staples	1,318,490	1,258,840	3.4	3.3
Energy	95,952	—	0.2	—
Financials	976,653	896,977	2.5	2.3
Industrials	1,884	6,239	0.0	0.0
Materials	631,076	713,933	1.6	1.8
Information technology	258	—	0.0	—

Total equity securities (cost: $2,399,278 and $2,352,879 at March 31, 2012 and December 31, 2011, respectively)	3,153,383	3,096,493	8.0	8.0

Asia and other:
Fixed income securities:
Consumer discretionary	1,128,744	1,274,605	2.9	3.3
Consumer staples	8,480	6,821	0.0	0.0
Energy	74,073	221,786	0.2	0.6
Financials	268,393	31,726	0.7	0.1
Health care	4,854	—	0.0	—
Industrials	44,299	27,996	0.1	0.1
Information technology	125,616	94,727	0.3	0.2
Materials	76,868	64,049	0.2	0.2
Telecommunication services	2,940	2,186	0.0	0.0
Utilities	133,517	129,356	0.3	0.3

Total fixed income securities (cost: $1,807,183 and $1,789,520 at March 31, 2012 and December 31, 2011, respectively)	1,867,784	1,853,252	4.7	4.8

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Fair value at		Fair value as a percentage of investments of consolidated funds at
Investments:	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Asia and other:
Equity securities:
Consumer discretionary	$122,115	$125,039	0.3%	0.3%
Consumer staples	81,445	80,728	0.2	0.2
Energy	34,154	55,973	0.1	0.1
Financials	759,026	801,538	1.9	2.1
Health care	81	76	0.0	0.0
Industrials	654,428	491,080	1.7	1.3
Information technology	85,189	63,949	0.2	0.2
Materials	75,260	54,714	0.2	0.1
Telecommunication services	5,910	16,073	0.0	0.0
Utilities	89,956	97,420	0.2	0.3

Total equity securities (cost: $1,705,248 and $1,607,983 at March 31, 2012 and December 31, 2011, respectively)	1,907,564	1,786,590	4.8	4.6

Total fixed income securities	23,412,061	23,206,769	59.5	60.1
Total equity securities	15,926,706	15,407,457	40.5	39.9

Total investments, at fair value	$39,338,767	$38,614,226	100.0%	100.0%

Securities sold short:
Fixed income securities	$—	$(12,450)
Equity securities	(254,926)	(201,277)

Total securities sold short, at fair value	$(254,926)	$(213,727)

At March 31, 2012 and December 31, 2011, no single issuer or investment, including derivative instruments, had a fair value which exceeded 5% of Oaktree’s total consolidated net assets.

Net gains (losses) from investment activities of consolidated funds

Net gains (losses) from investment activities in the condensed consolidated statements of operations consist primarily of the realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Investments and other financial instruments	$1,000,658	$889,721	$1,168,058	$547,213
Total return and credit default swaps (a)	10,926	17,184	5,345	25,663
Foreign currency forward contracts (a)	64,817	(100,818)	(411,377)	133,085
Options and futures (a)	(2,263)	(264)	(1,765)	(27,333)

Total	$1,074,138	$805,823	$760,261	$678,628

(a)	Please see Note 5 for additional information.

4. FAIR VALUE

Fair value of financial assets and liabilities

Carrying value approximates fair value for cash and cash-equivalents, U.S. Treasury and government agency securities, receivables, consolidated fund credit facilities and accounts payable and accrued expenses, due to the short-term nature of these items. The fair value of senior notes and borrowings under revolving credit facilities is a Level III valuation that is estimated based on the current rates offered to Oaktree for debt of similar terms and maturities. The fair value of debt obligations was $681.6 million and $684.2 million as of March 31, 2012 and December 31, 2011, respectively, utilizing average borrowing rates of 3.6% and 3.5%, respectively. A 10% increase in the average borrowing rate assumption would lower the fair value as of March 31, 2012 to $671.3 million, while a 10% decrease would increase the fair value to $692.4 million. The fair value of the Company’s interest rate swap, a Level II valuation, is included in accounts payable, other accrued expenses and other liabilities and was ($7.5) million as of March 31, 2012 and ($7.6) million as of December 31, 2011.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

Fair value of financial instruments held by consolidated funds

The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair value hierarchy levels as of March 31, 2012:

	Level I	Level II	Level III	Total
Corporate debt—bank debt	$—	$9,366,926	$2,720,357	$12,087,283
Corporate debt—all other	—	7,753,809	3,570,969	11,324,778
Equities—common stock	4,287,859	511,482	6,312,245	11,111,586
Equities—preferred stock	2,109	5,757	1,401,836	1,409,702
Real estate	—	5,353	3,376,428	3,381,781
Other	2,225	2,573	18,839	23,637

Total investment securities	$4,292,193	$17,645,900	$17,400,674	$39,338,767

Securities sold short—equities	$(254,580)	$(346)	$—	$(254,926)

Options written	$—	$(390)	$—	$(390)
Swaps (net)—corporate debt	—	9,909	—	9,909
Forward contracts (net)	—	(82,296)	—	(82,296)
Futures	(1,979)	—	—	(1,979)

The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair value hierarchy levels as of December 31, 2011:

	Level I	Level II	Level III	Total
Corporate debt—bank debt	$—	$10,173,773	$1,978,637	$12,152,410
Corporate debt—all other	—	7,899,118	3,155,241	11,054,359
Equities—common stock	4,383,599	472,796	6,047,887	10,904,282
Equities—preferred stock	1,869	3,608	1,435,173	1,440,650
Real estate	—	—	3,037,624	3,037,624
Other	1,594	4,483	18,824	24,901

Total investment securities	$4,387,062	$18,553,778	$15,673,386	$38,614,226

Corporate debt	$—	$(12,450)	$—	$(12,450)
Equities	(201,277)	—	—	(201,277)

Total securities sold short	$(201,277)	$(12,450)	$—	$(213,727)

Options written	$—	$(2,468)	$—	$(2,468)
Swaps (net)—corporate debt	—	(1,569)	—	(1,569)
Forward contracts (net)	—	53,738	—	53,738
Futures	(2,135)	—	—	(2,135)

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments for the three months ended March 31, 2012 and 2011:

	Corporate debt – bank debt	Corporate debt – all other	Equities – common stock	Equities – preferred stock	Real estate	Other	Total
March 31, 2012
Balance, beginning of period	$1,978,637	$3,155,241	$6,047,887	$1,435,173	$3,037,624	$18,824	$15,673,386
Transfers in or out of Level III, net	274,343	208,230	(173,490)	(82,965)	(5,353)	—	220,765
Purchases	514,000	118,573	228,159	11,452	247,332	—	1,119,516
Sales	(30,389)	(10,829)	(56,634)	(446)	(33,619)	—	(131,917)
Realized gains (losses), net	383	5,223	(28,339)	(4,188)	5,332	—	(21,589)
Unrealized appreciation (depreciation), net	(16,617)	94,531	294,662	42,810	125,112	15	540,513

Balance, end of period	$2,720,357	$3,570,969	$6,312,245	$1,401,836	$3,376,428	$18,839	$17,400,674

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(125,075)	$111,646	$130,808	$38,935	$125,111	$15	$281,440

	Corporate debt – bank debt	Corporate debt – all other	Equities – common stock	Equities – preferred stock	Real Estate	Other	Total
March 31, 2011
Balance, beginning of period	$1,330,000	$3,321,051	$5,774,231	$735,855	$985,051	$16,176	$12,162,364
Transfers in or out of Level III, net	38,305	65,140	(5,240)	95	935	1	99,236
Purchases	379,291	672,300	273,825	7,621	132,602	498	1,466,137
Sales	(409,591)	(814,642)	(151,661)	(54,267)	(21,410)	—	(1,451,571)
Realized gains (losses), net	18,683	(5,789)	(5,013)	(11,416)	2,561	—	(974)
Unrealized appreciation (depreciation), net	(689)	85,639	118,599	37,349	8,344	(2,130)	247,112

Balance, end of period	$1,355,999	$3,323,699	$6,004,741	$715,237	$1,108,083	$14,545	$12,522,304

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(4,315)	$38,929	$102,415	$15,745	$8,344	$(2,130)	$158,988

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

There were no significant transfers between Level I and Level II for the periods presented.

Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs. Transfers into Level III were typically due to certain investments that experienced a less significant level of market activity during the period or portfolio companies that undertook restructurings or bankruptcy proceedings and thus were valued in the absence of observable inputs.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following table sets forth a summary of valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III investments as of March 31, 2012.

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs(7)(8)(9)
Credit-oriented
investments:

	$1,463,067	Discounted cash flow(1)	Discount rate (range: 7% – 16%)

	1,616,036	Market approach (comparable companies)(2)	Earnings multiple(3) (range: 4x – 13x)

	631,304	Market approach (value of underlying assets)(2),(4)	Underlying asset multiple (range: 0.9x – 1.2x)

	1,656,065	Recent transaction price(5)	Not applicable

	924,854	Broker quotations(6)	Not applicable

Equity investments:

	5,577,316	Market approach (comparable companies)(2)	Earnings multiple(3) (range: 4x – 14x)

	1,442,521	Market approach (value of underlying assets)(2),(4)	Underlying asset multiple (range: 0.9x – 1.2x)

	694,244	Recent transaction price(5)	Not applicable

Real estate-oriented
investments:

	1,735,093	Discounted cash flow(1)	Discount rate (range: 8% – 38%)

Terminal capitalization rate (range: 6% – 12%)

Direct capitalization rate (range: 8% – 9%)

	375,613	Market approach (value of underlying assets)(2),(4)	Underlying asset multiple (range: 0.9x – 1.2x)

	1,265,722	Recent transaction price(5)	Not applicable
Other	18,839

Total Level III investments	$17,400,674

(1)	A discounted cash flow method is generally used for performing investments in which the consolidated funds do not have a controlling interest in the underlying issuer.

(2)	A market approach is generally used for distressed investments and investments in which the consolidated funds have a controlling interest in the underlying issuer.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

(3)	Earnings multiples are based on comparable public companies and transactions with comparable companies. The Company typically utilizes multiples of EBITDA, however in certain cases the Company may use other earnings multiples believed to be most relevant for the investment.

(4)	A market approach using the value of underlying assets utilizes a multiple, based on comparable companies, of underlying assets or the net book value of the portfolio company.

(5)	Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date, adjusted when appropriate based on consideration of any changes in significant unobservable inputs, valuations of comparable companies and other similar transactions. In other cases, the fair value may be based on pending transaction expected to occur after the valuation date.

(6)	Certain investments are valued using broker quotes for similar securities.

(7)	The significant unobservable input used in the fair value measurement of performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer is the discount rate. A significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement.

(8)	The significant unobservable input used in the market approach for the fair value measurement of distressed credit-oriented investments, credit oriented investments in which the consolidated funds have a controlling interest in the underlying issuer, and equity investments is a multiple of earnings or a multiple of underlying assets. A significant increase (decrease) in these multiples would result in a significantly higher (lower) fair value measurement.

(9)	The significant unobservable inputs used in the fair value measurement of real estate investments valued using a discounted cash flow analysis can include a discount rate, terminal capitalization rate and/or a direct capitalization rate. A significant increase (decrease) in any of these rates would result in a significantly lower (higher) fair value measurement.

The use of unobservable inputs, including assessing the accuracy of source data, and the results of pricing models, require a significant degree of judgment. The Company assesses the accuracy and reliability of the sources it uses to obtain unobservable inputs; these sources may include third-party vendors that the Company believes are reliable and commonly utilized by other market place participants. In addition to the unobservable inputs described above, other factors, as described in Note 2, have a significant impact on investment valuations.

5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into derivative contracts in the normal course of business to achieve certain risk management objectives. As a result of the use of derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company enters into contracts with certain major financial institutions that have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

Cash flow hedges

The Company uses interest rate swaps to hedge all or a portion of the interest rate risk associated with its variable rate borrowings. The Company has designated these financial instruments as cash flow hedges. Changes in the fair value of a highly effective derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Amounts reclassified from other comprehensive income to earnings are recorded within interest expense in the condensed consolidated statements of operations. In the condensed consolidated statements of financial condition, the fair value of the derivative instrument is reflected within other assets when it represents an asset and within other liabilities when it represents a liability.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The Company had one derivative designated as a cash flow hedge at March 31, 2012 and December 31, 2011. This interest rate swap had a notional value of $262.5 million and $270.0 million as of March 31, 2012 and December 31, 2011, respectively. The hedge continued to be effective as of March 31, 2012.

Derivatives held by consolidated funds

Certain consolidated funds utilize derivative instruments in ongoing investment operations. These derivatives primarily consist of foreign currency forward contracts utilized to manage currency risks, options used to hedge exposure for specific securities, and total return swaps and credit default swaps utilized mainly to obtain exposure to leveraged loans or to participate in foreign markets not readily accessible to the consolidated funds. None of the derivative instruments is accounted for as a hedging instrument utilizing hedge accounting.

The impact of derivative instruments held by the consolidated funds on the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012		2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Total return and credit default swaps	$10,926	$17,184	$5,345	$25,663
Foreign currency forward contracts	64,817	(100,818)	(411,377)	133,085
Options and futures	(2,263)	(264)	(1,765)	(27,333)

Total	$73,480	$(83,898)	$(407,797)	$131,415

6. DEBT OBLIGATIONS AND CREDIT FACILITIES

As of March 31, 2012 and December 31, 2011, the Company had the following debt obligations:

	March 31, 2012	December 31, 2011
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$32,143	$32,143
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$300,000, 3.19% rate as described below, term loan issued in January 2011, payable 2.5% per quarter through December 31, 2015, final $150,000 payment on January 6, 2016	262,500	270,000

Total remaining principal	$644,643	$652,143

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

Future principal payments of senior notes are as follows:

Remainder of 2012	$33,215
2013	40,714
2014	40,714
2015	30,000
2016	250,000
Thereafter	250,000

Total	$644,643

As of March 31, 2012 and December 31, 2011, the Company was in compliance with all financial covenants associated with its senior notes and credit facilities.

As of January 7, 2011, the Company terminated the previously existing credit facility and executed a credit agreement for senior unsecured credit facilities (collectively, the “Credit Facilities”), consisting of a $300 million funded term loan (the “Term Loan”) and a $250 million revolving credit facility (the “Revolving Credit Facility”). At the Company’s election, outstanding borrowings bear interest equal to LIBOR or the alternate base rate, as defined, plus a ratings-based margin. At the Company’s current rating, the Eurodollar margin equals 1.50%. The Company entered into an interest rate swap that, together with the margin for Eurodollar loans of 1.50% at the Company’s current rating, fixed the term loan’s annual interest rate at 3.19%. The Term Loan matures in January 2016, with quarterly amortization of 2.5% that commenced March 31, 2011, and a final principal payment of $150 million at maturity. The Revolving Credit Facility, which remains undrawn, expires in January 2014, and has a commitment fee payable at an annual rate of 0.20% on unused funds. The Credit Facilities contain typical financial covenants, including ones regarding a maximum leverage ratio of 2.5-to-1, minimum fixed charge coverage ratio of 2.5-to-1 and minimum required levels of assets under management and net worth (as defined) of $50 billion and $400 million, respectively.

Oaktree Finance, LLC (“Oaktree Finance”) was formed on May 3, 2011 as an adjacency to the Company’s mezzanine strategy. Oaktree Finance is an indirect wholly-owned subsidiary of the Company, focused on providing financing for larger middle-market companies. On May 11, 2011, Oaktree Finance filed a Form N-2 with the SEC to register an initial public offering of its shares. In connection with such an offering, Oaktree Finance plans to convert from a limited liability company to a corporation and elect to be treated as a business development company under the Investment Company Act. On October 7, 2011, Oaktree Finance entered into a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) with a consortium of lenders that provides an initial borrowing capacity of $75 million and the ability to borrow an additional $150 million if certain specified conditions are met, including the completion of a public offering by Oaktree Finance. The Senior Secured Revolving Credit Facility also contains an accordion feature to potentially increase the borrowing capacity after an initial public offering of Oaktree Finance, if certain specified conditions are met, including the payment of additional fees. The Senior Secured Revolving Credit Facility is guaranteed by the Company and OCGH, until such time that Oaktree Finance’s public offering is completed, certain documents are delivered and certain other conditions are met. The commitments under the Senior Secured Revolving Credit Facility will expire in 2014, while the Senior Secured Revolving Credit Facility will mature in 2015. LIBOR rate borrowings under the Senior Secured Revolving Credit Facility will bear interest at LIBOR plus 1.75% prior to the completion of the planned

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

public offering and 2.75% after the completion of the offering. Unused funds bear a commitment fee payable at an annual rate of 0.20% and 0.375% prior to and after the planned public offering, respectively. The Senior Secured Revolving Credit Facility includes customary financial and operating covenants. As of March 31, 2012 and December 31, 2011, there were no outstanding amounts under the Senior Secured Revolving Credit Facility.

Credit facilities of the consolidated funds

Certain of the consolidated funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally: (a) are collateralized by the unfunded capital commitments of the consolidated funds’ limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. The obligations of the consolidated funds are nonrecourse to the Company. As of March 31, 2012, the consolidated funds were in compliance with all covenants.

The consolidated funds had the following revolving bank credit facilities and term loans outstanding as of March 31, 2012 and December 31, 2011:

Credit agreement	Outstanding amount		Facility capacity	LIBOR margin (1)	Maturity	Commitment fee rate	LOC fee (2)
	March 31, 2012	December 31, 2011
Multi-currency term loan (3)	$49,851	$50,117	$275,000	3.00%	12/23/13	N.A.	N.A.
Revolving credit facility	18,000	—	$150,000	1.75%	12/15/13	0.35%	N.A.
Revolving credit facility	112,500	—	$125,000	1.75%	5/20/14	0.35%	N.A.
Revolving credit facility	—	—	$55,000	2.00%	9/15/13	0.35%	2.00%
Euro denominated revolving credit facility	—	—	€55,000	1.50%	12/11/12	0.30%	1.50%
Euro denominated revolving credit facility	66,052	—	€55,000	1.75%	12/17/13	0.30%	1.75% or 2.00%
Revolving credit facility	2,440	—	$10,000	2.25%	9/01/12	0.38%	0.38%
Revolving credit facility	—	—	$75,000	1.75%	9/06/13	0.35%	2.30%

	$248,843	$50,117

(1)	The facilities bear interest at the borrower’s option of (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.
(2)	Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of March 31, 2012 and December 31, 2011, outstanding standby letters of credit totaled $76,884 and $75,884, respectively.
(3)	A four-year $275,000 aggregate principal amount term loan that consists of (a) a U.S. Dollar-denominated loan in an aggregate principal amount of $221,451, (b) a Euro-denominated loan in an aggregate principal amount of €26,492 and (c) an Australian Dollar-denominated loan in an aggregate principal amount of AU$17,660. The loan is guaranteed by the fund and, with certain limited exceptions, all of the subsidiaries of the fund, and is collateralized by both the unfunded capital commitments of the partners and, with certain exceptions, the portfolio investments of the fund and its subsidiaries. In connection with the term loan, $4,125 was paid to the administrative agent as a structuring fee and is being amortized over the 4-year life of the term loan.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS

The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$41,048,607	$44,466,116
Contributions	1,257,508	1,263,584
Distributions	(2,968,352)	(4,751,553)
Net income	2,124,772	1,826,401
Change in distributions payable	181,706	(158,389)
Change in deferred contributions	41,000	—
Foreign currency translation and other	75,923	149,289

Balance, end of period	$41,761,164	$42,795,448

8. UNITHOLDERS’ CAPITAL

The OCGH Unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is based on the proportionate share of Oaktree Operating Group units held by the OCGH Unitholders. As of March 31, 2012 and December 31, 2011, respectively, OCGH units represented 128,139,617 of the total 150,830,263 Oaktree Operating Group units and 125,847,115 units of the total 148,524,215 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,183,548 and $1,104,493 as of March 31, 2012 and December 31, 2011, respectively, the OCGH non-controlling interest was $1,005,497 and $935,858.

The net income (loss) attributable to OCGH non-controlling interest in consolidated subsidiaries is determined at the Oaktree Operating Group level, based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH Unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A and Class C unitholders (please see Note 11).

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following table sets forth a summary of the net income (loss) attributable to the OCGH non-controlling interest and to the Class A and Class C unitholders:

	Three Months Ended March 31,
	2012	2011
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	127,753	126,265
Class A and Class C unitholders	22,688	22,677

Total weighted average units outstanding	150,441	148,942

Oaktree Operating Group net income (loss):
Net income (loss) attributable to OCGH non-controlling interest	$134,890	$(26,870)
Net income (loss) attributable to Class A and Class C unitholders	23,955	(4,827)

Oaktree Operating Group net income (loss)	$158,845	$(31,697)

Net income (loss) attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income (loss) attributable to Class A and Class C unitholders	$23,955	$(4,827)
Non-Oaktree Operating Group expenses	(178)	(184)
Income tax expense of Intermediate Holding Companies	(5,169)	(5,116)

Net income (loss) attributable to Oaktree Capital Group, LLC	$18,608	$(10,127)

Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group on the Company’s capital:

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to Oaktree Capital Group, LLC	$18,608	$(10,127)
Equity reallocation between controlling and non-controlling interests	(2,472)	(6,339)

Change from net income (loss) attributable to Oaktree Capital Group, LLC and transfers to non-controlling interest	$16,136	$(16,466)

Please see Note 10 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

9. EARNINGS PER UNIT

The weighted average units outstanding include both the Class A units and Class C units because both classes have the same economic interest on a per unit basis. The computations of net income (loss) per unit are set forth below (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2012	2011
Weighted average units outstanding:
Class A and Class C units outstanding	22,688	22,677
OCGH units exchangeable into Class A units (1)	—	—

Total weighted average units outstanding	22,688	22,677

Net income (loss) per Class A and Class C unit:
Net income (loss)	$18,608	$(10,127)

Weighted average units outstanding	22,688	22,677

Basic and diluted net income (loss) per unit	$0.82	$(0.45)

(1)	OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of March 31, 2012, there were 128,139,617 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 128,139,617 additional Class A units through March 1, 2022, including more than 123,000,000 additional Class A units in 2012, in connection with the possible exchange of OCGH units by the OCGH Unitholders pursuant to the Company’s exchange agreement. For the three months ended March 31, 2012 and 2011, OCGH units have been excluded from the calculation of diluted earnings per unit given that the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interests in the Oaktree Operating Group and may have an anti-dilutive effect on earnings per unit to the extent that additional expenses, particularly tax-related expenses, are incurred by the Company as a result of the exchange.

10. EQUITY-BASED COMPENSATION

As a part of the May 2007 Restructuring, the OCGH Unitholders exchanged their interests in the Predecessor Company for units in OCGH. Pursuant to the Company’s exchange agreement, as amended, the general partner of OCGH may elect in its discretion to declare an open period during which an OCGH Unitholder may exchange its unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units of the Company, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing. The general partner determines the number of units eligible for exchange within a given open period and, if the OCGH Unitholders request to exchange a number of units in excess of the amount eligible for exchange, the general partner determines which units to exchange taking into account such factors as appropriate. Upon approval by our board of directors, OCGH units that are selected for exchange in accordance with the foregoing will be exchanged, at the option of our board of directors, into Class A units of the Company, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing pursuant to the terms of the exchange agreement.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The exchange agreement generally provides that (a) such OCGH units will be acquired by the Intermediate Holding Companies in exchange for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing; (b) the OCGH units acquired by the Intermediate Holding Companies may then be redeemed by OCGH in exchange for Oaktree Operating Group units; (c) the Intermediate Holding Companies may exchange Oaktree Operating Group units with each other such that, immediately after such exchange, each Intermediate Holding Company holds Oaktree Operating Group units only in the Oaktree Operating Group entity for which such Intermediate Holding Company serves as the general partner and (d) the Company will cancel a corresponding number of Class B units. The partnership agreement of OCGH generally provides that, in the event an employee’s employment with the Oaktree Operating Group is terminated for any reason, the unvested portion of his or her OCGH units will be forfeited, unless the termination is due to his or her death or disability. As a result of the service requirement, the OCGH units subject to the risk of forfeiture, equal to $4,644.8 million based on the fair value of Class A units sold in the 2007 Private Offering, were charged to compensation expense over the service period from May 25, 2007 through January 2, 2012. These units vested 20% on each of January 2, 2008, 2009, 2010, 2011 and 2012. When the Company records this equity-based compensation expense, it also records a corresponding increase in capital.

As of April 1, 2012, the Company will recognize compensation expense on its non-vested equity-based awards of $122.6 million over a weighted average recognition period of 6.0 years.

A maximum of 22,278,632 OCGH units were authorized for issuance pursuant to the 2007 Oaktree Capital Group Equity Incentive Plan (the “2007 Plan”) and 4,954,976 units were issued as of March 31, 2012 under the 2007 Plan. The Company’s board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan. A maximum of 22,300,000 units have been authorized for issuance pursuant to the 2011 Oaktree Capital Group Equity Incentive Plan (the “2011 Plan”) and 2,326,048 units were issued as of March 31, 2012 under the 2011 Plan. These units, each of which represents an indirect interest in one Oaktree Operating Group unit, can be awarded in the form of options, unit appreciation rights, restricted unit award, or other unit-based awards. Total vested and unvested outstanding units, including Class A Units, Class C Units and OCGH Units, were 150,830,263 as of March 31, 2012.

A summary of the status of the Company’s unvested equity-based awards as of March 31, 2012 and a summary of changes for the three months ended March 31, 2012, are presented below (actual dollars per unit):

	Class A Units		Class C Units		OCGH Units
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Balance, December 31, 2011	—	$—	1,200	$24.75	24,130,569	$41.13
Granted	13,546	44.00	—	—	2,312,502 (1)	33.00
Vested	(3,900)	44.00	(600)	24.75	(21,519,734)	43.20
Exchanged	—	—	—	—	—	—
Forfeited	—	—	—	—	(5,000)	19.67

Balance, March 31, 2012	9,646	$44.00	600	$24.75	4,918,337	$28.28

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

(1)	As part of the year-end 2011 personnel and compensation review process, 1,966,302 restricted OCGH units were issued with a grant date during the first quarter of 2012, subject to equal annual vesting over periods of five or ten years. Additionally, 346,200 units were issued to replace phantom equity plan grants awarded in the prior year that were subsequently cancelled. The aggregate grant date fair value of $76.3 million for all units issued in the quarter was determined by applying a 25% discount to the Class A unit price on the private over-the-counter market developed by Goldman, Sachs & Co. for Tradeable Unregistered Equity Securities on which the Class A units traded before the initial public offering (the “GSTrUE OTC market”). Additionally, 13,546 Class A units were awarded in January 2012, of which 3,900 were vested upon grant, 4,546 vest in equal annual installments over 5 years and 5,100 vest in increments over a 4-year period.

As of March 31, 2012, unvested units were expected to vest as follows:

	Number of Units	Weighted average remaining service term (years)
Class A Units	9,646	4.3
Class C Units	600	0.7
OCGH Units	4,918,337	6.0

In April 2012, all of the then-outstanding Class C units were converted into 13,000 Class A units on a one-for-one basis.

11. INCOME TAXES AND RELATED PAYMENTS

In connection with the 2007 Private Offering, Oaktree was established as a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, were established as wholly-owned corporate subsidiaries. Accordingly, income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders. For the periods beginning prior to January 1, 2012, Oaktree incurred income tax expense despite reporting losses before income taxes for financial reporting purposes because the non-cash compensation expense arising from the 2007 Private Offering that caused the reported losses was generally not deductible for income tax purposes. The final portion of the non-cash compensation expense associated with the 2007 Private Offering was charged against pre-tax income in January 2012 and did not create a loss before taxes for financial reporting purposes for the quarter ended March 31, 2012. The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income taxes and the three other subsidiaries that are not; consequently, the effective income tax rate is subject to significant variation from period to period.

Tax receivable agreement

No amounts were paid under the tax receivable agreement for the three months ended March 31, 2012.

12. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Oaktree enters into contracts that contain certain representations, warranties and indemnifications. The Company’s exposure under these arrangements would involve future claims that have not yet been asserted. Inasmuch as no such claims currently exist or are expected to arise, the Company has not accrued any liability in connection with these indemnifications.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

Legal actions

Periodically, the Company is a party to legal actions arising in the ordinary course of business. The Company is currently not subject to any actions that either individually or in the aggregate are expected to have a material impact on its results of operations, cash flows or financial condition.

On June 8, 2011, Kaplan Industry, Inc. v. Oaktree Capital Management, L.P. was filed in the U.S. District Court for the Southern District of Florida. In Kaplan, the plaintiff alleges that Oaktree Capital Management, L.P. tortiously interfered with a business relationship and engaged in a civil conspiracy through the actions of Gulmar Offshore Middle East, LLC (“Gulmar”), a business recently acquired by subsidiaries of OCM European Principal Opportunities Fund II, L.P. (“EPOF II”). Oaktree Capital Management, L.P. serves as investment manager to EPOF II. The complaint alleges that Gulmar breached a consortium agreement between Gulmar and Kaplan Industry, Inc. relating to the consortium’s performance of services to Petróleos de Venezuela, S.A., the state-owned oil producer of Venezuela. The plaintiff alleges that Oaktree is responsible for these breaches by Gulmar. The complaint seeks damages in excess of $800 million. The substance of the claim relates almost exclusively to actions by Gulmar prior to EPOF II’s acquisition and the basis of the claim is currently subject to an ongoing arbitration in the United Kingdom between Kaplan and Gulmar. On August 18, 2011, the court granted Oaktree Capital Management, L.P.’s motion to stay pending the completion of a related arbitration proceeding in London. Oaktree Capital Management, L.P. believes the case is without merit and that any exposure to loss is remote.

Incentive income

In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or otherwise determinable. As of March 31, 2012 and December 31, 2011, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,889,460 and $1,686,967, respectively, for which related incentive income compensation expense was estimated to be $756,990 and $659,256, respectively.

Commitments to funds

As of March 31, 2012 and December 31, 2011, the Company, generally in the capacity as general partner, had undrawn capital commitments of $297,115 and $266,541, respectively, including commitments to both non-consolidated and consolidated funds.

Investment commitments of consolidated funds

The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of March 31, 2012 and December 31, 2011, these commitments were $209,607 and $521,994, respectively.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

As of March 31, 2012 and December 31, 2011, the consolidated funds had aggregate potential investment commitments of $547,628 and $367,930, respectively. These commitments will be funded by the funds’ aggregate cash balance, asset sales proceeds or drawdowns against existing capital commitments.

A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. The aggregate guaranteed amounts were not material to the condensed consolidated financial statements as of March 31, 2012 and December 31, 2011.

13. RELATED PARTY TRANSACTIONS

The Company considers its principals, employees and non-consolidated Oaktree funds to be affiliates. Amounts due from and to affiliates were comprised of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Due from affiliates:
Loans	$32,199	$23,888
Amounts due from non-consolidated funds	765	1,014
Payments made on behalf of non-consolidated entities	3,953	4,091
Non-interest bearing advances made to certain non-controlling interest holders and employees	2,296	2,833

Total due from affiliates	$39,213	$31,826

Due to affiliates:
Due to OCGH Unitholders in connection with the tax receivable agreement (please see Note 11)	$56,787	$56,787
Amounts due to principals, certain non-controlling interest holders and employees	1,814	787

Total due to affiliates	$58,601	$57,574

Loans

Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to equity vesting compensation. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $288 and $250 for the three months ended March 31, 2012 and 2011, respectively.

Due from Oaktree funds and portfolio companies

In the normal course of business, the Company pays certain expenses on behalf of the Oaktree funds, for which it is reimbursed. Amounts advanced on behalf of consolidated funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily employee travel and other costs associated with particular portfolio company holdings, are reimbursed by the portfolio companies.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

Other investment transactions

The Company’s principals and senior professionals are permitted to invest their own capital in Oaktree funds, for which they pay the particular fund’s full management fee but not its carried interest. The Company waives any right to incentive income that would ordinarily be earned on such investments, but assesses the normal management fee. To facilitate the funding of capital calls by funds in which certain employees are invested, the Company advances on a short-term basis the capital calls on their behalves. These advances are generally reimbursed toward the end of the calendar quarter in which the capital calls occurred. Amounts temporarily advanced by the Company are included in non-interest bearing advances made to certain non-controlling interest holders and employees, and any amounts owed by the Company under these arrangements are included in the total distributions received on behalf of certain current and former employees.

Aircraft services

The Company leases an airplane for business purposes. Certain of our principals are permitted to charter this aircraft for personal use pursuant to a Company policy that requires such principals to reimburse us for the pro rata costs of using the aircraft for such personal travel. Additionally, the Company occasionally makes use of an airplane owned by one of its principals for business purposes at a negotiated cost that is based on market rates.

Special allocations

Certain principals receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations, which are recorded as compensation expense, are made on a current basis only for so long as they remain principals of the Company.

Transactions with Meyer Memorial Trust

One of the Company’s directors, Mr. Pierson, is the Chief Financial and Investment Officer of Meyer Memorial Trust. Meyer Memorial Trust invests in certain Oaktree funds on substantially the same terms as the other investors in those funds.

14. SEGMENT REPORTING

The Company’s business is comprised of one segment, the investment management segment. As a leading global investment manager, the Company provides investment management services to a largely institutional client base through closed-end, open-end and evergreen funds. Management makes operating decisions and assesses business performance based on financial and operating metrics and data that are presented without the consolidation of any funds.

Oaktree conducts its investment management business primarily in the United States, where substantially all of its revenues are generated.

Adjusted net income

Our chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. In addition, ANI excludes the effect of: (a) non-cash compensation charges related to the vesting of OCGH units,

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

(b) income taxes, (c) expenses that Oaktree Capital Group, LLC or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Oaktree Operating Group level. The Company expects that ANI will include non-cash equity compensation charges related to unit grants made after our initial public offering. ANI was as follows:

	Three Months Ended March 31,
	2012	2011
Revenues:
Management fees	$191,262	$185,259
Incentive income	62,669	130,889
Investment income	64,340	53,017

Total revenues	318,271	369,165

Expenses:
Compensation and benefits	(84,404)	(78,312)
Incentive income compensation expense	(27,757)	(53,766)
General, administrative and other expenses	(26,581)	(20,250)

Total expenses	(138,742)	(152,328)

Adjusted net income before interest and other income (expense)	179,529	216,837
Other income (expense), net	2,267	(763)
Interest expense, net of interest income	(8,164)	(8,720)

Adjusted net income	$173,632	$207,354

A reconciliation of net loss attributable to Oaktree Capital Group, LLC to ANI of the investment management segment is presented below.

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to Oaktree Capital Group, LLC	$18,608	$(10,127)
Compensation expense for vesting of OCGH units	12,189	237,157
Income taxes	7,767	7,010
Non-Operating Group expenses	178	184
OCGH non-controlling interest	134,890	(26,870)

Adjusted net income	$173,632	$207,354

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended March 31, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$191,262	$(159,242)	$32,020
Incentive income (1)	62,669	(57,621)	5,048
Investment income (1)	64,340	(58,660)	5,680
Total expenses (2)	(138,742)	(28,825)	(167,567)
Other income, net	2,267	—	2,267
Interest expense, net (3)	(8,164)	(2,826)	(10,990)
Other income of consolidated funds (4)	—	2,419,579	2,419,579
Income taxes	—	(7,767)	(7,767)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,124,772)	(2,124,772)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(134,890)	(134,890)

Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$173,632	$(155,024)	$18,608

Investments in limited partnerships, at equity (5)	$1,178,784	$(1,053,070)	$125,714

Total assets (6)	$2,072,424	$43,425,604	$45,498,028

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of the inclusion of $12,189 of compensation expense for vesting of OCGH units, $16,458 of consolidated fund expenses and $178 of expenses incurred by the Intermediate Holding Companies.
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(5)	The adjustment to investments in limited partnerships is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.
(6)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily investments in limited partnerships and incentive income receivable.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	As of or for the Three Months Ended March 31, 2011
	Segment	Adjustments	Consolidated
Management fees (1)	$185,259	$(146,621)	$38,638
Incentive income (1)	130,889	(125,078)	5,811
Investment income (1)	53,017	(50,322)	2,695
Total expenses (2)	(152,328)	(258,319)	(410,647)
Other expense, net	(763)	—	(763)
Interest expense, net (3)	(8,720)	(4,171)	(12,891)
Other income of consolidated funds (4)	—	2,173,571	2,173,571
Income taxes	—	(7,010)	(7,010)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(1,826,401)	(1,826,401)
Net loss attributable to OCGH non-controlling interest in consolidated subsidiaries	—	26,870	26,870

Adjusted net income/net income (loss) attributable to Oaktree Capital Group, LLC	$207,354	$(217,481)	$(10,127)

Investments in limited partnerships, at equity (5)	$1,060,227	$(992,031)	$68,196

Total assets (6)	$2,111,708	$44,334,153	$46,445,861

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of the inclusion of $237,157 of compensation expense for vesting of OCGH units, $20,978 of consolidated fund expenses and $184 of expenses incurred by the Intermediate Holding Companies.
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(5)	The adjustment to investments in limited partnerships is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.
(6)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily investments in limited partnerships and incentive income receivable.

15. SUBSEQUENT EVENTS

Distribution

On May 10, 2012, the Company declared a distribution of $0.55 per Class A unit. This distribution, which is related to the first quarter of 2012, will be paid on May 25, 2012 to Class A holders of record as of the close of business on May 21, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under “Risk Factors” in our prospectus provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.

Business Overview

Oaktree is a leading global investment management firm focused on alternative markets, with $77.9 billion of assets under management as of March 31, 2012 across a broad array of investment strategies that we divide into six asset classes: distressed debt, corporate debt, control investing, convertible securities, real estate and listed equities. Across the firm we utilize a contrarian, value-oriented investment philosophy focused on providing superior risk-adjusted investment performance for our clients. This approach extends to how we manage and grow our business.

We manage assets on behalf of many of the most significant institutional investors in the world, including 75 of the 100 largest U.S. pension plans, 39 states in the United States, over 350 corporations, over 300 university, charitable and other endowments and foundations, and over 250 non-U.S. institutional investors, including six of the top 10 sovereign wealth fund nations. We serve these clients with over 650 employees, including more than 200 investment professionals in offices located in Los Angeles (headquarters), New York, Stamford, London, Frankfurt, Paris, Beijing, Hong Kong, Seoul, Singapore and Tokyo, with additional offices and staff members provided through fund affiliates in Amsterdam and Luxembourg.

Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. We generate three types of segment revenue: management fees, incentive income and investment income. Management fees are calculated as a fixed percentage of the capital commitments (as adjusted for distributions during the liquidation period) or NAV of a particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in our closed-end and evergreen funds, subject to applicable hurdle rates or high-water marks. Investment income is the return on the amounts that we invest in each of our funds and, to a growing extent, investments in funds or businesses managed by third-party investment managers with whom we have a strategic relationship.

Business Environment

The optimistic economic and market sentiment that returned in late 2011 continued into the first quarter of 2012, driving up most major equity and credit markets. A number of economic indicators pointed to a slowly improving U.S. economy. Healthy corporate balance sheets and earnings pushed the S&P 500 Index to a gain of 12.6%. The U.S. Federal Reserve reaffirmed its goal to maintain interest rates at or near zero in order to combat the occurrence of another recession. The European Central Bank initiated policy actions to improve credit flow in the euro-zone region by initiating the Long Term Refinancing Operation which, along with an orderly restructuring of Greece’s sovereign debt, helped stabilize the financial markets. Credit markets continued to benefit from the low interest rate environment and investors’ renewed appetite for risk. A record level of new debt issuances was placed during the quarter as yield spreads narrowed considerably. While the economic recovery possibly gained traction in the U.S., in the eurozone concerns deepened over a return to economic weakness, particularly with Spain, the region’s fourth-largest economy, slipping into a recession, joining other eurozone nations with shrinking economies.

As a global investment manager, we are affected by myriad factors, including the conditions of the economy and financial markets, the relative attractiveness of our investment strategies and investors’ demand for them, and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and revenue mix historically has allowed us to prosper in both strong and weak economies. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially distressed debt. Additionally, during weak financial markets there often is expanded availability of bargain investments, and our risk-controlled investment approach generally excels on a relative basis. Conversely, the strong phase of the economic cycle, such as we may be entering or in, generally increases the value of our investments and creates favorable exit opportunities, while motivating us to be more restrained in sizing funds in distress-oriented strategies.

Initial Public Offering

On April 12, 2012, Oaktree Capital Group, LLC listed its Class A units on the New York Stock Exchange (“NYSE”). In connection with the listing, Oaktree sold 7,888,864 Class A units and selling unitholders sold 954,159 Class A units. Upon the completion of the initial public offering, we owned approximately 20% of the Oaktree Operating Group, and our principals controlled 98% of the total combined voting power of our units entitled to vote. We did not retain any of the proceeds from the sale of Class A units by the selling unitholders and used the offering proceeds to acquire interests in our business from Oaktree’s principals, employees and other investors.

Operating Metrics

We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. As described below, these operating metrics include assets under management, management fee-generating assets under management, incentive-creating assets under management, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.

Assets Under Management

Assets under management generally refers to the assets we manage and equals the NAV of the assets we manage, the fund-level leverage that generates management fees and the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments.

Our assets under management amounts include assets under management for which we charge no fees. Our definition of assets under management is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of assets under management and the two assets under management-related metrics below may not be directly comparable to the assets under management metrics of other asset managers.

Assets under management as of March 31, 2012 and December 31, 2011 are set forth below:

	March 31, 2012	December 31, 2011
	(in millions)
Assets Under Management:
Closed-end funds	$48,578	$47,425
Open-end funds	26,833	25,042
Evergreen funds	2,439	2,390

Total	$77,850	$74,857

The change in assets under management for the three months ended March 31, 2012 and 2011 is set forth below:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Change in Assets Under Management:
Beginning of period	$74,857	$82,672
Closed-end funds:
New capital commitments	1,734	1,672
Distributions for a realization event/other	(2,578)	(1,685)
Change in market value	2,033	1,995
Change in leverage	(36)	26
Open-end funds:
Contributions	1,174	1,522
Redemptions	(886)	(1,441)
Change in market value	1,503	1,036
Evergreen funds:
Contributions	—	57
Redemptions	(65)	(45)
Distributions from restructured funds	(34)	(262)
Change in market value	148	144

End of period	$77,850	$85,691

Management Fee-Generating Assets Under Management

Management fee-generating assets under management reflect the assets under management on which we earn management fees. Our closed-end funds typically pay management fees based on committed capital during the investment period, without regard to changes in NAV or the pace of capital drawdowns, and during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds pay management fees based on their NAV.

Management fee-generating assets under management as of March 31, 2012, December 31, 2011 and March 31, 2011 are set forth below:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in millions)
Management Fee-Generating Assets Under Management:
Closed-end funds	$39,019	$39,867	$37,466
Open-end funds	26,815	25,025	27,221
Evergreen funds	2,139	2,072	2,471

Total	$67,973	$66,964	$67,158

The change in management fee-generating assets under management for the three months ended March 31, 2012 and 2011 is set forth below:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Change in Management Fee-Generating Assets Under Management:
Beginning of period	$66,964	$66,175
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital	251	374
Capital drawn by funds that pay fees based on drawn capital or NAV	88	85
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (1)	(1,102)	(628)
Distributions by funds that pay fees based on NAV	(154)	(259)
Change in market value (2)	104	158
Change in leverage	(35)	26
Open-end funds:
Contributions	1,174	1,522
Redemptions	(886)	(1,441)
Change in market value	1,502	1,035
Evergreen funds:
Contributions	—	57
Redemptions	(66)	(45)
Change in market value	133	99

End of period	$67,973	$67,158

(1)	For most closed-end funds, management fees are charged during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund, with the cost basis of assets generally calculated by excluding cash balances. Thus, changes in fee basis during the liquidation period are not dependent on distributions made from the fund; rather, they are tied to the cost basis of the fund’s investments, which generally declines as the fund sells assets.
(2)	The change in market value reflects (a) certain funds that pay management fees based on NAV or leverage, as applicable, and (b) foreign currency-related changes for foreign currency-denominated funds that pay management fees based on committed capital.

As compared with assets under management, management fee-generating assets under management generally exclude the following:

•

Differences between assets under management and either committed capital or cost basis for closed-end funds, other than for closed-end funds that pay management fees based on NAV or leverage, as applicable;

•	Undrawn capital commitments to funds for which management fees are based on NAV or drawn capital;

•	Capital commitments to closed-end funds that have not yet commenced their investment periods;

•	The investments we make as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	Assets under management in restructured and liquidating evergreen funds, for which management fees were waived commencing in 2009.

A reconciliation of assets under management to management fee-generating assets under management as of March 31, 2012, December 31, 2011 and March 31, 2011 is set forth below:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in millions)
Reconciliation of Assets Under Management to Management Fee-Generating Assets Under Management:
Assets under management	$77,850	$74,857	$85,691
Difference between assets under management and committed capital or cost basis for closed-end funds (1)	(4,726)	(4,031)	(10,469)
Capital commitments to funds that have not yet begun to generate management fees	(1,306)	(85)	(4,254)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(2,145)	(1,981)	(1,901)
General partner investments in management fee-generating funds	(1,032)	(1,052)	(976)
Closed-end funds that are no longer paying management fees	(418)	(472)	(392)
Funds for which management fees were permanently waived	(250)	(272)	(541)

Management fee-generating assets under management	$67,973	$66,964	$67,158

(1)	Not applicable to closed-end funds that pay management fees based on NAV or leverage, as applicable.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating assets under management balances above are set forth below:

	March 31, 2012	December 31, 2011	March 31, 2011
Weighted Average Annual Management Fee Rates:
Closed-end funds	1.48%	1.48%	1.47%
Open-end funds	0.47	0.47	0.50
Evergreen funds	1.80	1.79	1.86
Overall	1.09	1.11	1.09

Incentive-Creating Assets Under Management

Incentive-creating assets under management represents the assets under management that may eventually produce incentive income. It equals the NAV of our closed-end and evergreen funds, excluding investments made by us and our employees (which are not subject to an incentive allocation). All funds for which we are entitled to receive an incentive allocation are included in incentive-creating assets under management, regardless of whether or not they are currently generating incentives. As of March 31, 2012, of the $36.6 billion in incentive-creating assets under management, $23.9 billion was generating incentives at the fund level. As of December 31, 2011, of the $36.2 billion in incentive-creating assets under management, $17.7 billion was generating incentives at the fund level. Incentive-creating assets under management does not include undrawn capital commitments because they are not part of the NAV.

Incentive-creating assets under management as of March 31, 2012, December 31, 2011 and March 31, 2011 are set forth below:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in millions)
Incentive-Creating Assets Under Management:
Closed-end funds	$34,463	$34,062	$34,763
Evergreen funds	2,130	2,093	2,713

Total	$36,593	$36,155	$37,476

Three Months Ended March 31, 2012

Our assets under management increased $3.0 billion, or 4.0%, from $74.9 billion to $77.9 billion during the three months ended March 31, 2012. The $3.0 billion increase was primarily due to a $3.7 billion gain in aggregate market values across closed-end, open-end and evergreen funds. Net outflows in closed-end funds totaled $0.9 billion, reflecting $2.6 billion of distributions to investors, partially offset by $1.7 billion in new capital commitments. Both the increase in market values and the pace of fund realizations reflected the generally strong performance of financial markets during the quarter. OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”), which commenced its liquidation period in May 2011, accounted for $1.7 billion, or 65.4%, of total closed-end fund distributions in the period. Of the $1.7 billion in new capital commitments, $1.2 billion was attributable to our new distressed debt fund, Oaktree Opportunities Fund IX, L.P. (“Opps IX”). In our open-end funds, net inflows totaled $0.3 billion during the period, led by our U.S. high yield bond strategy. In our evergreen funds, net outflows totaled $0.1 billion, including $65 million of redemptions from our two active funds, primarily Emerging Markets Absolute Return Fund, L.P. (“EMAR”), and $34 million of distributions from certain evergreen funds that had been restructured.

Management fee-generating assets under management increased $1.0 billion, or 1.5%, from $67.0 billion to $68.0 billion during the three months ended March 31, 2012. The increase was primarily attributable to $1.5 billion in market value gains in open-end funds, which pay fees based on NAV. The overall increase for open-end funds was $1.8 billion and reflected $0.3 billion of net inflows in addition to the market value gains. Management fee-generating assets under management for closed-end funds declined by $0.9 billion, as aggregate declines of $1.3 billion for funds in liquidation, including $0.7 billion from Opps VIIb, outpaced increases related to new capital commitments and drawn capital. Because Opps IX had not commenced its investment period as of March 31, 2012, its $1.2 billion in committed capital was not included in management fee-generating assets under management as of that date. For evergreen funds, the $0.1 billion increase reflected aggregate market value gains in our two active funds, which were partially offset by $66 million of redemptions, primarily from EMAR.

Incentive-creating assets under management increased $0.4 billion, or 1.1%, from $36.2 billion to $36.6 billion during the three months ended March 31, 2012. For closed-end funds, incentive-creating assets under management increased by $0.4 billion and was the net result of $1.8 billion in market value gains, $0.9 billion in drawn capital and $2.3 billion in distributions. Of the $2.3 billion in distributions, Opps VIIb accounted for $1.6 billion. Incentive-creating assets under management for evergreen funds was largely unchanged for generally the same reasons detailed above in the discussion of assets under management.

Accrued Incentives (Fund Level)

Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as segment incentive income. We recognize incentive income when it becomes fixed or determinable, all related contingencies have been removed and collection is reasonably assured. Amounts recognized by us as incentive income no longer are included in accrued incentives (fund level), the term we use for remaining fund-level accruals.

Accrued incentives (fund level), gross and net of incentive income compensation expense, as of March 31, 2012 and 2011, as well as changes in the period-end balance for the periods presented of accrued incentives (fund level), are set forth below.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Accrued Incentives (Fund Level):
Beginning of period	$1,686,967	$2,066,846

Incentives created (fund level):
Closed-end funds	254,194	413,461
Evergreen funds	10,968	20,290

Total incentives created (fund level)	265,162	433,751

Less: segment incentive income recognized by us	(62,669)	(130,889)

End of period	$1,889,460	$2,369,708

End of period, net of associated incentive income compensation expense	$1,132,470	$1,356,808

The same performance and market risks inherent in incentives created (fund level) affect the ability to ultimately realize accrued incentives (fund level). One consequence of the accounting method we follow for incentives created (fund level) is that accrued incentives (fund level) is an off-balance sheet metric, rather than being an on-balance sheet receivable that could require reduction if fund performance suffers. We track accrued incentives (fund level) because it provides an indication of potential future value, though the timing and ultimate realization of that value are uncertain.

Incentives Created (Fund Level)

Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among other factors, but generally equals 40% to 55% of segment incentive income revenue. As of March 31, 2012 and December 31, 2011, respectively, accrued incentives (fund level) amounted to $1.9 billion and $1.7 billion and accrued incentives (fund level), net of incentive income compensation expense, amounted to $1.1 billion and $1.0 billion. In addition to incentive income compensation expense, the magnitude of the annual bonus pool is indirectly affected by the level of incentive income, net of its associated incentive income compensation expense. The total charge related to the annual bonus pool, including the portion attributable to our incentive income, is reflected in the financial statement line item “compensation and benefits expense.”

Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the limited partner investors’ profits, subject to an annual preferred return of typically 8%. Although GAAP allows the equivalent of incentives created (fund level) to be recognized as revenue by us under Method 2, we have always followed the Method 1 approach offered by GAAP that is dependent on additional factors, including the incentive allocations becoming fixed or determinable, so as to reduce by a substantial degree the possibility that revenue recognized by us would be reversed in a subsequent period. Consequently, during the active life of a fund, the amounts of incentives created and incentives we receive or recognize are not expected to move in tandem because of the disparity, inherent in the method of accounting we utilize under GAAP, between the time that potential incentives are created at the fund level and the time that the revenue recognition criteria is met. We track incentives created (fund level) because it provides an indication of the value for us currently being created by our investment activities and facilitates comparability with those companies in our industry that utilize the alternative accrual-based Method 2 for recognizing incentive income in their financial statements.

Three Months Ended March 31, 2012

Incentives created (fund level) amounted to $265.2 million for the three months ended March 31, 2012, driven by price gains primarily in the portfolio of Opps VIIb, which accounted for $167.6 million, with the remainder arising from a number of distressed debt, global principal investing and real estate funds and special accounts.

Three Months Ended March 31, 2011

Incentives created (fund level) amounted to $433.8 million for the three months ended March 31, 2011, largely as a result of price gains in the portfolios of OCM Opportunities Fund VII, L.P. (“Opps VII”) and Opps VIIb.

Uncalled Capital Commitments

Uncalled capital commitments represent undrawn capital commitments by partners (including Oaktree as general partner) of our closed-end funds in their investment periods. If a fund distributes capital during its investment period, that capital is typically subject to possible recall, in which case it is included in uncalled capital commitments. As of March 31, 2012 and December 31, 2011, uncalled capital commitments were $12.1 billion and $11.2 billion, respectively.

Understanding Our Results – Consolidation of Oaktree Funds

GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investment in those funds does not typically exceed 2.5%. Consolidated funds consist of those funds in which we hold a general partner interest that gives us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily open-end separately managed accounts, represented 30.3% of our assets under management as of March 31, 2012 and 16.7% and 11.6% of our segment management fees and segment revenues, respectively, for the three months ended March 31, 2012.

When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated fund on a gross basis, subject to eliminations from consolidation. Those eliminations have the effect of reclassifying from consolidated revenues to consolidated non-controlling interests the management fees and other revenues that we earn from consolidated funds, because interests in the consolidated funds held by third-party investors are treated as non-controlling interests.

Conversely, the presentation of incentive income compensation expense and other of our expenses associated with generating that reclassified revenue is not affected by the consolidation process. The assets, liabilities, revenues and expenses attributable to non-controlling interests are presented as non-controlling redeemable interests in consolidated entities in the condensed consolidated statements of financial condition and as net income attributable to non-controlling redeemable interests in consolidated entities in the condensed consolidated statements of operations.

The elimination of consolidated funds from our consolidated revenues means that going forward consolidated revenues are expected to be significantly impacted by fund flows and fluctuations in the market value of our separately managed accounts, as well as the revenues earned from the two unconsolidated power opportunities funds. Among the factors expected to most affect expenses is the commencement of non-cash compensation expense upon the vesting of employee restricted units granted subsequent to our initial public offering, as well as expenses associated with our overall size, operating as a public company, and adapting to new regulatory reporting or other requirements. These categories of expenses primarily include compensation and benefits and general, administrative and other expenses. Incentive income compensation expense fluctuates in response to a number of factors, primarily the level of incentive income revenue recognized by our segment. That level of revenue, in turn, is expected to benefit in upcoming years from the $1.9 billion of accrued incentives (fund level) as of March 31, 2012. With regard to most components of other income (loss), the results should benefit to the extent that financial markets trend upward, though prolonged gains may cause us to accept less capital in our funds, which may negatively impact our results.

The “Segment Reporting” notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q include information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis.”

Revenues

Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates. While we typically earn management fees for each of the funds that we manage, the contractual terms of those management fees vary by fund structure. We also earn incentive income from our closed-end funds and evergreen funds. Our closed-end funds generally provide that our incentive allocation is equal to 20% of our investors’ profits, after the investors (including us, as general partner) receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we receive 80% of all distributions otherwise attributable to our investors and the investors receive the remaining 20% until we have received, in the aggregate, 20% of all such distributions in excess of contributed capital from the inception of the fund. Thereafter, all such future distributions are distributed 80% to the investors and 20% to us. Our third segment revenue source, investment income, represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our and third-party managed funds and businesses. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our condensed consolidated statements of operations. Please see “Business—Our Sources of Revenues—Structure of Funds” in our prospectus for a detailed discussion of the structure of our funds.

Expenses

Compensation and Benefits

Compensation and benefits reflects all compensation-related items not directly related to incentive income or the vesting of OCGH units, including salaries, bonuses, compensation based on management fees or a definition of profits and employee benefits.

Incentive Income Compensation Expense

Incentive income compensation expense includes compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the incentive income. There is no fixed percentage for this compensation expense, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income is not meaningful because of the fact that most incentive income is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For a meaningful percentage relationship, please see “—Segment Analysis” below. Additionally, Note 12 to our condensed consolidated financial statements contains the estimated incentive income compensation expense related to accrued incentives (fund level).

Compensation Expense for Vesting of OCGH Units

Compensation expense for vesting of OCGH units reflects the non-cash charge associated with the OCGH units held by our principals and employees at the time of the 2007 Private Offering and as a result of subsequent grants, including an immaterial amount associated with grants of our Class A units in the three months ended March 31, 2012. Starting with the year ended December 31, 2007, the non-cash compensation expense for units held at the time of the 2007 Private Offering was charged equally over the five-year vesting period of the units that ended January 2, 2012, based on the units’ value as of the 2007 Private Offering. The remaining $5.1 million of unrecognized compensation expense relating to the 2007 Private Offering was recognized in the first quarter of 2012. As of March 31, 2012, we had $122.6 million of unrecognized compensation expense relating to unit grants subsequent to the 2007 Private Offering that we expect to recognize in our consolidated financial statements over their weighted average remaining vesting period of 6.0 years.

General, Administrative and Other Expenses

General, administrative and other expenses include costs related to occupancy, accountants, tax professionals, legal advisors, consultants, travel, communications and information services, foreign exchange activity, depreciation and amortization and other general and operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling redeemable interests in consolidated funds. In addition, we have historically operated as a private company. As we incur additional expenses associated with being a publicly traded company, we anticipate general, administrative and other expenses to increase, both in absolute terms and possibly as a percentage of revenues. Specifically, we expect that we will incur additional general, administrative and other expenses to provide insurance for our directors and officers and to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Act and the Sarbanes-Oxley Act. We anticipate that these insurance and compliance costs will substantially increase certain of our general, administrative and other expenses in the near term, although its percentage of revenues will depend upon a variety of factors, including those described above.

Consolidated Fund Expenses

Consolidated fund expenses consists primarily of costs incurred by our consolidated funds, including travel expenses, professional fees, research expenses and other costs associated with administering these funds. Inasmuch as most of these fund expenses are borne by third-party fund investors, they are offset by credits attributable to the fund investors’ non-controlling redeemable interests in consolidated funds.

Other Income (Loss)

Interest Expense

Interest expense reflects the interest expense of Oaktree and its operating subsidiaries, as well as interest expense of the consolidated funds.

Interest and Dividend Income

Interest and dividend income consists of interest and dividend income earned on the investments held by our consolidated funds, the consolidated funds’ net operating income from real estate-related activities and interest income earned by Oaktree and its operating subsidiaries.

Net Realized Gain on Consolidated Funds’ Investments

Net realized gain on investments consists of realized gains and losses arising from dispositions of investments held by our consolidated funds.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments

Net change in unrealized appreciation (depreciation) on investments reflects, for our consolidated funds, both unrealized gains and losses on investments and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments.

Investment Income

Represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in other third-party managed funds and businesses.

Other Income (Expense), Net

Other income (expense) reflects the settlement of our arbitration award we received relating to a former principal and portfolio manager of our real estate group who left us in 2005.

Income Taxes

In connection with the May 2007 Restructuring, Oaktree was established as a publicly traded partnership that meets the qualifying income exception, allowing it to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of our five Intermediate Holding Companies, which were established as our wholly owned subsidiaries, are subject to U.S. federal and state income taxes. The remainder of Oaktree’s income is generally not subject to corporate-level taxation.

Oaktree’s effective tax rate is directly impacted by the proportion of Oaktree’s income subject to tax compared to income not subject to tax. Oaktree’s foreign income (loss) before taxes is generally not significant in relation to total pre-tax income (loss), and is generally more predictable because unlike domestic pre-tax income, it is not significantly impacted by unrealized gains (losses). Foreign tax expense typically comprises a disproportionately large percentage of total income tax expense because nearly all of our non-U.S. income (loss) is subject to corporate-level income tax, whereas a substantial portion of our U.S. income (loss) is not subject to corporate-level taxes. In addition, changes in the proportion of foreign pre-tax income to total pre-tax income impact Oaktree’s effective tax rate to the extent foreign rates differ from the U.S. domestic tax rate.

Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests represents the ownership interests that third parties hold in entities that are consolidated in our financial statements. These interests fall into two categories:

•

Net income or loss attributable to non-controlling redeemable interests in consolidated funds: This represents the non-controlling interests that third-party investors hold in consolidated funds, which interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income or loss, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly and the impact of compensation expense for vesting of OCGH units; and

•

Net income or loss attributable to OCGH non-controlling interest in consolidated subsidiaries: This represents the economic interest in the Oaktree Operating Group owned by OCGH, which interest is determined at the Oaktree Operating Group level, based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH Unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH Unitholders are driven by our additional grants of OCGH units and our issuance, if any, of additional Class A units, as well as repurchases of OCGH units and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A and Class C unitholders. Please see Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth our unaudited condensed consolidated results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Condensed Consolidated Statements of Operations:
Revenues:
Management fees	$32,020	$38,638
Incentive income	5,048	5,811

Total revenues	37,068	44,449

Expenses:
Compensation and benefits	(84,464)	(78,312)
Incentive income compensation expense	(27,757)	(53,766)
Compensation expense for vesting of OCGH units	(12,189)	(237,157)

Total compensation and benefits expense	(124,410)	(369,235)
General, administrative and other expenses	(25,935)	(22,478)
Consolidated fund expenses	(17,222)	(18,934)

Total expenses	(167,567)	(410,647)

Other income (loss):
Interest expense	(10,990)	(12,891)
Interest and dividend income	539,618	734,682
Net realized gain on consolidated funds’ investments	1,074,138	760,261
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	805,823	678,628
Investment income	5,680	2,695
Other income (expense), net	2,267	(763)

Total other income	2,416,536	2,162,612

Income before income taxes	2,286,037	1,796,414
Income taxes	(7,767)	(7,010)

Net income	2,278,270	1,789,404
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(2,124,772)	(1,826,401)
Net (income) loss attributable to OCGH non-controlling interest	(134,890)	26,870

Net income (loss) attributable to Oaktree Capital Group, LLC	$18,608	$(10,127)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Management Fees

Management fees decreased $6.6 million, or 17.1%, to $32.0 million for the three months ended March 31, 2012, from $38.6 million for the three months ended March 31, 2011. The decrease reflected $3.7 million in lower advisory, director and certain other transaction fees received in connection with our investment advisory services to our consolidated funds and a decline of $3.0 million in our convertible securities asset class, primarily as a result of lower performance-based management fees and net outflows.

Incentive Income

Incentive income decreased $0.8 million, or 13.8%, to $5.0 million for the three months ended March 31, 2012, from $5.8 million for the three months ended March 31, 2011. The decline was attributable to our unconsolidated OCM/GFI Power Opportunities Fund II, L.P. (“Power Fund II”) and reflected a decrease in realizations in the period resulting from sales of portfolio companies by Power Fund II.

Expenses

Compensation and Benefits

Compensation and benefits increased $6.2 million, or 7.9%, to $84.5 million for the three months ended March 31, 2012, from $78.3 million for the three months ended March 31, 2011. The increase resulted from a $9.7 million higher accrual towards year-end bonuses, based in part on a year-over-year increase in headcount of 9.2% and amounts related to individual performance and market factors. Partially offsetting this increase was a decrease of $2.0 million related to our phantom equity plan, primarily as a result of a smaller increase in the current-year period in the Class A unit trading price on the private over-the-counter market developed by Goldman, Sachs & Co. for Tradeable Unregistered Equity Securities on which the Class A units traded before our initial public offering (the “GSTrUE OTC market”) and the vesting in full, as of January 2, 2012, of the phantom units held by certain employees at the time of our 2007 Private Offering.

Compensation expense for vesting of OCGH Units

Compensation expense for vesting of OCGH units decreased $225.0 million, or 94.9%, to $12.2 million for the three months ended March 31, 2012, from $237.2 million for the three months ended March 31, 2011. The decrease resulted from the fact that the OCGH units held at the time of our 2007 Private Offering became fully vested as of January 2, 2012.

Incentive Income Compensation Expense

Incentive income compensation expense decreased $26.0 million, or 48.3%, to $27.8 million for the three months ended March 31, 2012, from $53.8 million for the three months ended March 31, 2011. The decline primarily reflected a 52.1% decline in segment incentive income, as discussed in more detail in “—Segment Revenues—Incentive Income.”

General, Administrative and Other Expenses

General, administrative and other expenses increased $3.4 million, or 15.1%, to $25.9 million for the three months ended March 31, 2012, from $22.5 million for the three months ended March 31, 2011. Excluding the impact of foreign currency-related items, general, administrative and other expenses increased $5.3 million, of which professional fees and other costs related to our initial public offering accounted for $2.1 million. The remainder of the increase primarily reflected general corporate growth and technology, consulting and other costs associated with ongoing enhancements to our operational infrastructure.

Consolidated Fund Expenses

Consolidated fund expenses decreased $1.7 million, or 9.0%, to $17.2 million for the three months ended March 31, 2012, from $18.9 million for the three months ended March 31, 2011. Our closed-end funds had an aggregate net decrease of $3.2 million, primarily from a decrease in professional fees and administrative costs related to managing the funds. Partially offsetting the decrease, our evergreen funds had higher expenses of $0.6 million, primarily as a result of the ongoing liquidation of one of the restructured funds.

Other Income (Loss)

Interest Expense

Interest expense decreased $1.9 million, or 14.7%, to $11.0 million for the three months ended March 31, 2012, from $12.9 million for the three months ended March 31, 2011. Interest expense related to Oaktree and its operating subsidiaries decreased $0.6 million. The decline was largely a result of $51.4 million in principal repayments on our borrowings during 2011. The remainder of the decrease was due to a $1.3 million decline in aggregate interest expense from our consolidated funds.

Interest and Dividend Income

Interest and dividend income decreased $195.1 million, or 26.6%, to $539.6 million for the three months ended March 31, 2012, from $734.7 million for the three months ended March 31, 2011. Interest and dividend income for the consolidated funds decreased $195.0 million, while interest income for Oaktree and its operating subsidiaries decreased $0.1 million. The overall decrease was largely a result of lower dividend income in our distressed debt funds, which reflected special dividends from certain portfolio companies in the prior year.

Net Realized Gain on Consolidated Funds’ Investments

Net realized gain on investments increased $313.8 million, or 41.3%, to $1,074.1 million for the three months ended March 31, 2012, from $760.3 million for the three months ended March 31, 2011. Of the net realized gain for the current-year period, $770.9 million was attributable to Opps VIIb and $112.5 million was from funds in our control investing asset class. For the three months ended March 31, 2011, $443.6 million of the net realized gain was from Opps VIIb. In the aggregate, funds in our control investing asset class had a net realized gain of $100.9 million, while our real estate funds had an aggregate net realized gain of $33.7 million.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments

The net change in unrealized appreciation on investments increased $127.2 million, or 18.7%, to $805.8 million for the three months ended March 31, 2012, from $678.6 million for the three months ended March 31, 2011. Excluding the increase of $313.8 million in net realized gain on investments, the net change in unrealized appreciation on investments was an increase of $441.0 million, to $1,879.9 million for the three months ended March 31, 2012, from $1,438.9 million for the three months ended March 31, 2011, reflecting generally higher fund returns as compared to the prior-year period. Of the $1,879.9 million net gain for the first quarter of 2012, $1,466.3 million was from distressed debt funds, including $778.4 million from Opps VIIb. Of the remainder of the net gain, $98.6 million was attributable to funds in our control investing asset class and $123.8 million was from our high yield bond strategies. For the prior-year period, of the $1,438.9 million net gain, $1,104.2 million was attributable to distressed debt funds, including $546.2 million from Opps VIIb, and $205.2 million came from funds in our control investing asset class.

Investment Income

Investment income increased $3.0 million, or 111.1%, to $5.7 million for the three months ended March 31, 2012, from $2.7 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, our investment in DoubleLine Capital LP and an affiliated entity resulted in income of $4.1 million and we earned $2.2 million on an investment in DoubleLine Opportunistic Income LP, which was partially offset by a $1.9 million loss resulting from our investment in Apson Global Fund L.P. For the prior-year period, our investment in Power Fund II accounted for $1.0 million of investment income, and investments in non-Oaktree entities accounted for $1.7 million of investment income, including $1.5 million from DoubleLine Opportunistic Income LP.

Other Income (Expense), Net

Other income increased to $2.3 million for the three months ended March 31, 2012, from an expense of $0.8 million for the three months ended March 31, 2011. The income of $2.3 million in the current-year period primarily reflected a gain on the sale of a real estate property received as part of an arbitration award in 2010. The arbitration award related to a former principal and portfolio manager of our real estate group who left us in 2005. The expense of $0.8 million in the prior-year period resulted from expenses incurred in the management of the portfolio of properties received as part of the arbitration award.

Income Taxes

Income taxes increased $0.8 million, or 11.4%, to $7.8 million for the three months ended March 31, 2012 from $7.0 million for the three months ended March 31, 2011. The increase was principally the result of a higher estimated income tax rate of 22% in the first quarter of 2012, as compared with the effective income tax rate of 18% in the first quarter of 2011. The rate used for interim fiscal periods is based on the estimated full-year income tax rate. Applied against the OCG portion of income after adjusting for the non-deductible compensation expense, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s ultimate income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”

Net Income (Loss) Attributable to Oaktree Capital Group, LLC

Net income (loss) attributable to Oaktree Capital Group, LLC increased $28.7 million, to $18.6 million for the three months ended March 31, 2012, from a net loss of $10.1 million for the three months ended March 31, 2011. Compensation expense for vesting of OCGH units decreased by $225.0 million, or 94.9%, primarily due to the final vesting of pre-2007 Offering units on January 2, 2012, while segment investment income increased by $11.3 million. These favorable variances were partially offset by $42.2 million of lower segment incentive income, net of segment incentive income compensation expense, and higher expenses associated with growth and our recently completed initial public offering.

Net Income Attributable to Non-Controlling Redeemable Interests in Consolidated Funds

Net income attributable to non-controlling redeemable interests in consolidated funds increased $298.4 million, or 16.3%, to $2,124.8 million for the three months ended March 31, 2012, from $1,826.4 million for the three months ended March 31, 2011, as a result of higher net gains on investments, partially offset by a decrease in interest and dividend income in the current-year period. These effects are described in more detail above under “—Other Income (Loss).”

Segment Analysis

Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients.

Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our condensed consolidated results of operations, please see the “Segment Reporting” notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income – OCG, fee-related earnings and fee-related earnings – OCG.

Adjusted Net Income

Our chief operating decision maker uses ANI to evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. In addition, ANI excludes the effect of: (a) non-cash equity compensation charges, (b) income taxes, (c) expenses that OCG or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. We expect that ANI will include non-cash equity compensation charges related to unit grants made after our initial public offering. ANI is calculated at the Oaktree Operating Group level.

Among other factors, our accounting policy for recognizing incentive income and our planned inclusion of non-cash equity compensation charges for unit grants made after our initial public offering will likely make our calculations of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures for other asset managers.

We calculate adjusted net income-OCG, a non-GAAP measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) expenses, such as income tax expense, that OCG or its Intermediate Holding Companies bear directly and (c) any Oaktree Operating Group income taxes attributable to Oaktree Capital Group, LLC. Two of our Intermediate Holding Companies incur federal and state income taxes for their share of Oaktree Operating Group income. Generally speaking, those two corporate entities hold an interest in the Oaktree Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings generally have been subject to corporate-level taxation, and most of our incentive income and investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings represented a larger proportion of our ANI. Myriad other factors affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.

ANI and adjusted net income-OCG, as well as per unit data, for the three months ended March 31, 2012 and 2011 are set forth below:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per unit data)
Revenues:
Management fees	$191,262	$185,259
Incentive income	62,669	130,889
Investment income	64,340	53,017

Total revenues	318,271	369,165

Expenses:
Compensation and benefits	(84,404)	(78,312)
Incentive income compensation expense	(27,757)	(53,766)
General, administrative and other expenses	(26,581)	(20,250)

Total expenses	(138,742)	(152,328)

Adjusted net income before interest and other income (expense)	179,529	216,837
Other income (expense)	2,267	(763)
Interest expense, net	(8,164)	(8,720)

Adjusted net income	173,632	207,354
Adjusted net income attributable to OCGH non-controlling interest	(147,446)	(175,785)
Non-Operating Group expenses	(178)	(184)

Adjusted net income-OCG before income taxes	26,008	31,385
Income taxes-OCG	(5,561)	(5,404)

Adjusted net income-OCG	$20,447	$25,981

Adjusted net income-OCG per Class A and Class C unit	$0.90	$1.15

Weighted average number of Class A and Class C units outstanding	22,688	22,677

Fee-Related Earnings

Fee-related earnings is a non-GAAP profit measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense. This calculation is considered baseline because it applies all bonus and other general expenses to management fees, even though a significant portion of those expenses is attributable to incentive and investment income. We expect that fee-related earnings will include non-cash equity compensation charges related to unit grants made after our initial public offering. Fee-related earnings is presented before income taxes.

Fee-related earnings-OCG is a non-GAAP measure of fee-related earnings attributable to Oaktree Capital Group, LLC. Fee-related earnings-OCG represents fee-related earnings including the effect of (a) the OCGH noncontrolling interest, (b) expenses, such as income tax expense, that OCG or its Intermediate Holding Companies bear directly, and (c) any Oaktree Operating Group income taxes attributable to Oaktree Capital Group, LLC. Fee-related earnings–OCG income taxes are calculated excluding any segment incentive or investment income.

Among other factors, our planned inclusion of non-cash equity compensation charges for unit grants made after our initial public offering may make our calculations of fee-related earnings and fee-related earnings–OCG not directly comparable to similarly named measures for other asset managers.

Fee-related earnings and fee-related earnings–OCG, as well as per unit data, for the three months ended March 31, 2012 and 2011 are set forth below:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per unit data)

Management fees	$191,262	$185,259

Expenses:
Compensation and benefits	(84,404)	(78,312)
General, administrative and other expenses	(26,581)	(20,250)

Total expenses	(110,985)	(98,562)

Fee-related earnings	80,277	86,697
Fee-related earnings attributable to OCGH non-controlling interest	(68,170)	(73,497)
Non-Operating Group expenses	(179)	(185)

Fee-related earnings-OCG before income taxes	11,928	13,015
Fee-related earnings-OCG income taxes	(2,660)	(3,948)

Fee-related earnings-OCG	$9,268	$9,067

Fee-related earnings-OCG per Class A and Class C unit(1)	$0.41	$0.40

Weighted average number of Class A and Class C units outstanding(1)	22,688	22,677

(1)	Fee-related earnings-OCG per Class A and Class C unit is calculated using the same weighted average number of Class A and Class C units used in the computation of net income (loss) per Class A and Class C units. A reconciliation of fee-related earnings-OCG to net income (loss) attributable to Oaktree Capital Group, LLC follows below.

The following table reconciles fee-related earnings and ANI to net income (loss) attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Fee-related earnings(1)	$80,277	$86,697
Incentive income	62,669	130,889
Incentive income compensation expense	(27,757)	(53,766)
Investment income	64,340	53,017
Interest expense, net of interest income	(8,164)	(8,720)
Other income (expense)	2,267	(763)

Adjusted net income	173,632	207,354
Compensation expense for vesting of OCGH units(2)	(12,189)	(237,157)
Income taxes(3)	(7,767)	(7,010)
Non-Operating Group expenses(4)	(178)	(184)
OCGH non-controlling interest(5)	(134,890)	26,870

Net income (loss) attributable to Oaktree Capital Group, LLC	$18,608	$(10,127)

(1)	Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense.
(2)	This adjustment adds back the effect of compensation expenses for vesting of OCGH units issued prior to the date of our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position. We expect that adjusted net income and fee-related earnings will include non-cash equity compensation charges related to unit grants made after our initial public offering as they have a dilutive effect.
(3)	Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment eliminates the effect of income tax expense from adjusted net income and fee-related earnings.
(4)	Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of expenses that OCG or its Intermediate Holdings Companies bear directly.
(5)	Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of the net income or loss attributable to OCGH non-controlling interest.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income (loss) attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Fee-related earnings-OCG(1)	$9,268	$9,067
Incentive income attributable to OCG	9,451	19,928
Incentive income compensation expense attributable to OCG	(4,186)	(8,186)
Investment income attributable to OCG	9,703	8,072
Interest expense, net of interest income, attributable to OCG	(1,231)	(1,328)
Other income (expense) attributable to OCG	343	(116)
Non-fee-related earnings income taxes attributable to OCG(2)	(2,901)	(1,456)

Adjusted net income-OCG(1)	20,447	25,981
Compensation expense for vesting of OCGH units attributable to OCG(3)	(1,839)	(36,108)

Net income (loss) attributable to Oaktree Capital Group, LLC	$18,608	$(10,127)

(1)	Fee-related earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and fee-related earnings attributable to Class A and Class C unitholders. These measures are net of income taxes and expenses that OCG or its Intermediate Holding Companies bear directly.
(2)	This adjustment adds back income taxes associated with segment incentive income, incentive income compensation expense or investment income, which are not included in the calculation of fee-related earnings-OCG.
(3)	This adjustment adds back the effect of compensation expense for vesting of OCGH units attributable to OCG issued prior to the date of our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position. We expect that adjusted net income-OCG and fee-related earnings-OCG will include non-cash equity compensation charges related to unit grants made after our initial public offering as they have a dilutive effect.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Segment Revenues

Management Fees

A summary of our management fees for the three months ended March 31, 2012 and 2011 is set forth below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Management Fees:
Closed-end funds	$151,548	$141,476
Open-end funds	30,465	32,760
Evergreen funds	9,249	11,023

Total	$191,262	$185,259

Management fees increased $6.0 million, or 3.2%, to $191.3 million for the three months ended March 31, 2012, from $185.3 million for the three months ended March 31, 2011, for the reasons described below.

•

Closed-end funds.    Management fees attributable to closed-end funds for the three months ended March 31, 2012, increased $10.0 million, or 7.1%, to $151.5 million from $141.5 million for the three months ended March 31, 2011. The increase primarily reflected aggregate management fees of $34.8 million resulting from the commencement of the investment periods of Oaktree European Principal Fund III, L.P. (“EPF III”) in November 2011, Opps VIIIb in August 2011 and Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”) in March 2011. Partially offsetting this aggregate positive variance of $34.8 million were reduced management fees of $21.3 million resulting from asset sales by funds in their liquidation period and a decline of $4.5 million relating to Oaktree Mezzanine Fund III, L.P. (“Mezz III”), primarily as a result of the deferral of a portion of management fees until it meets stipulated return levels. Of the $21.3 million component, Opps VIIb accounted for $12.2 million, or 57.3%, as management fees declined from $41.5 million for the three months ended March 31, 2011, to $29.3 million for the three months ended March 31, 2012.

•

Open-end funds.    Management fees attributable to open-end funds decreased $2.3 million, or 7.0%, to $30.5 million for the three months ended March 31, 2012, from $32.8 million for the three months ended March 31, 2011. The decline reflected a $3.0 million aggregate decline in our three convertible securities strategies as a result of lower performance fees and net outflows, partially offset by a $1.1 million increase in management fees from our U.S. high yield bonds strategy driven by market value appreciation between March 31, 2011 and March 31, 2012. The 7.0% decline in management fees exceeded the 2.8% decline in average management fee-generating assets under management over the same period as a result of a $1.2 million decline in aggregate performance-based management fees. Excluding the effect of performance-based management fees, management fees fell 3.4%. The period-end weighted average annual management fee rate for open-end funds declined to 0.47% as of March 31, 2012 from 0.50% as of March 31, 2011, as a result of the lower performance fees.

•

Evergreen funds.    Management fees attributable to evergreen funds decreased $1.8 million, or 16.4%, to $9.2 million for the three months ended March 31, 2012, from $11.0 million for the three months ended March 31, 2011. The decrease resulted primarily from net outflows in both active evergreen fund strategies. The period-end weighted average annual management fee rate for evergreen funds declined to 1.80% as of March 31, 2012 from 1.86% as of March 31, 2011, due largely to the creation in 2011 of a separate class of interests in Oaktree Value Opportunities Fund, L.P. that provided a reduction from 2.00% to 1.50% in the annual management fee rate for capital commitments of three years.

Incentive Income

A summary of our incentive income for the three months ended March 31, 2012 and 2011 is set forth below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Incentive Income:
Closed-end funds	$62,669	$127,489
Evergreen funds	—	3,400

Total	$62,669	$130,889

Incentive income decreased $68.2 million, or 52.1%, to $62.7 million for the three months ended March 31, 2012, from $130.9 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease of $56.9 million in tax-related incentive income, to $38.0 million for the three months ended March 31, 2012, from $94.9 million for the three months ended March 31, 2011. OCM Opportunities Fund VI, L.P. (“Opps VI”) accounted for $25.3 million of the $56.9 million decline, with most of the remainder attributable to OCM European Principal Opportunities Fund II, L.P. (“EPOF II”) and Opps VII. Opps VIIb made annual true-up tax-related incentive distributions of $31.5 million and $32.8 million in the first quarters of 2012 and 2011, respectively. The $11.3 million decline in non-tax-related incentive income was primarily attributable to OCM Opportunities Fund V, L.P. (“Opps V”), which had $6.8 million of incentive income in the prior-year period and zero in the current-year period.

Investment Income (Loss)

A summary of investment income for the three months ended March 31, 2012 and 2011 is set forth below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Investment Income:
Distressed debt	$43,182	$37,432
Corporate debt	2,873	1,998
Control investing	4,685	8,920
Convertible securities	95	76
Real estate	3,470	2,034
Listed equities	4,286	923
Non-Oaktree	5,749	1,634

Total	$64,340	$53,017

Investment income increased $11.3 million, or 21.3% to $64.3 million for the three months ended March 31, 2012 from $53.0 million for the three months ended March 31, 2011. The increase was primarily due to $5.8 million in additional investment income from our distressed debt asset class resulting from a higher blended overall return in the current-year period and an additional $4.1 million in investment income from non-Oaktree entities, largely as a result of our investment in DoubleLine Capital, LP. The average invested balance increased 7.8%, to $1,169.0 million for the current-year period from $1,084.5 million for the prior year-period.

Segment Expenses

Compensation and Benefits

Compensation and benefits increased $6.1 million, or 7.8%, to $84.4 million for the three months ended March 31, 2012, from $78.3 million for the three months ended March 31, 2011. The increase resulted from a $9.7 million higher accrual towards year-end bonuses, based in part on a year-over-year increase in headcount of 9.2% and amounts related to individual performance and market factors. Partially offsetting this increase was a decrease of $2.0 million related to our phantom equity plan primarily as a result of a smaller increase in the current year period in the Class A unit trading price on the GSTrUE OTC market and the vesting in full, as of January 2, 2012, of the phantom units held by certain employees at the time of our 2007 Private Offering.

Incentive Income Compensation Expense

Incentive income compensation expense decreased $26.0 million, or 48.3%, to $27.8 million for the three months ended March 31, 2012, from $53.8 million for the three months ended March 31, 2011. The decline primarily reflected a 52.1% decline in segment incentive income, as discussed in more detail in “—Segment Revenues—Incentive Income.”

General, Administrative and Other Expenses

General, administrative and other expenses increased $6.3 million, or 31.0%, to $26.6 million for the three months ended March 31, 2012, from $20.3 million for the three months ended March 31, 2011. Excluding the impact of foreign currency-related items, general, administrative and other expenses increased $5.3 million, of which professional fees and other costs related to our initial public offering accounted for $2.1 million. The remainder of the increase primarily reflected general corporate growth and technology, consulting and other costs associated with ongoing enhancements to our operational infrastructure.

Other Income (Expense)

Other income increased to $2.3 million for the three months ended March 31, 2012, from an expense of $0.8 million for the three months ended March 31, 2011. The income of $2.3 million in the current-year period primarily reflected a gain on the sale of a real estate property received as part of an arbitration award in 2010. The arbitration award related to a former principal and portfolio manager of our real estate group who left us in 2005. The expense of $0.8 million in the prior-year period resulted from expenses incurred in the management of the portfolio of properties received as part of the arbitration award.

Interest Expense, Net

Interest expense, net decreased $0.5 million, or 5.7%, to $8.2 million for the three months ended March 31, 2012, from $8.7 million for the three months ended March 31, 2011. The decline was largely a result of $51.4 million in principal repayments on our borrowings during 2011.

Income Taxes–OCG

The estimated full-year effective income tax rates applied against adjusted net income-OCG before income taxes for the three months ended March 31, 2012 and March 31, 2011 were 21% and 17%, respectively. The effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s ultimate income tax expense. The rate used for interim fiscal periods is based on the estimated full-year effective income tax rate.

Adjusted Net Income

ANI decreased $33.8 million, or 16.3% to $173.6 million for the three months ended March 31, 2012, from $207.4 million for the three months ended March 31, 2011. The decline primarily reflected $42.2 million in lower net incentive income, which largely reflected lower tax-related incentive distributions in the current-year period, and a $6.4 million decline in fee-related earnings, reflecting a

9.2% year-over year increase in headcount and a higher bonus expense accrual related to individual performance and market factors. Higher investment income of $11.3 million partially offset the declines in net incentive income and fee-related earnings.

Segment Statement of Financial Condition

The following table presents our segment statement of financial condition as of March 31, 2012 and December 31, 2011. Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our investments, including as general partner of our funds. We believe that debt maturities should generally match the anticipated sources of repayments. Because the largest share of our general partner investments has been in closed-end funds with 10- to 11-year terms, most of our debt has been issued with 10-year terms. An exception to this practice was when we obtained a 5-year term loan in January 2011, which we did to capitalize on historically low interest rates. Our segment’s receivables do not include accrued incentives (fund level), an off-balance sheet metric, or the related incentive income compensation expense. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	March 31, 2012	December 31, 2011
	(in thousands)
Assets:
Cash and cash-equivalents	$276,420	$297,230
U.S. Treasury and government agency securities	371,552	381,697
Management fees receivable	24,682	23,207
Incentive income receivable	13,846	28,892
Investments in limited partnerships, at equity	1,178,784	1,159,287
Deferred tax assets	72,986	72,986
Other assets	134,154	120,609

Total assets	$2,072,424	$2,083,908

Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$166,941	$250,191
Due to affiliates	58,601	57,574
Debt obligations	644,643	652,143

Total liabilities	870,185	959,908

Capital:
OCGH non-controlling interests in consolidated subsidiaries	1,005,497	935,858
Unitholders’ capital attributable to Oaktree Capital Group, LLC	196,742	188,142

Total capital	1,202,239	1,124,000

Total liabilities and capital	$2,072,424	$2,083,908

Distributable Earnings

Distributable earnings is a supplemental non-GAAP performance measure derived from our segment results that we use to measure our earnings at the Oaktree Operating Group level without the effects of the consolidated funds for purposes of, among other things, assisting in the determination of equity distributions from the Oaktree Operating Group. However, the declaration, payment and determination of the amount of equity distributions, if any, will be at the sole discretion of our board of directors, which may change our distribution policy at any time.

In accordance with GAAP, certain of our funds are consolidated into our condensed consolidated financial statements, notwithstanding the fact that we have only a minority economic interest in these funds. Consequently, our condensed consolidated financial statements reflect the results of our consolidated funds on a gross basis. In addition, our segment results include investment income (loss), which under the equity method of accounting represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in other third-party managed funds and businesses, and which is largely non-cash in nature. By excluding the results of our consolidated funds and segment investment income (loss), which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, distributable earnings better aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreements and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH Unitholders.

Distributable earnings differs from ANI in that it is net of Oaktree Operating Group income taxes, excludes segment investment income (loss) and includes the receipt of investment income or loss from fund distributions. As compared to the most directly comparable GAAP measure of net income (loss) attributable to OCG, distributable earnings also excludes the effect of: (a) non-cash equity compensation charges, (b) income taxes and expenses that OCG or its Intermediate Holding Companies bear directly and (c) the adjustment for the OCGH non-controlling interest. We expect that distributable earnings will include non-cash equity compensation charges related to unit grants made after our initial public offering.

For the three months ended March 31, 2012 and 2011, our net income (loss) attributable to OCG was $18.6 million and $(10.1) million, respectively. Distributable earnings for the three months ended March 31, 2012 and 2011 were $137.3 million and $159.4 million, respectively. Total distributions made during the three months ended March 31, 2012 and 2011 were $87.8 million and $202.3 million, respectively, of which distributions to our Class A and Class C unitholders were $9.5 million and $20.4 million, respectively, and distributions to our OCGH Unitholders were $78.2 million and $181.9 million, respectively.

A reconciliation of net income (loss) attributable to OCG to ANI and of ANI to distributable earnings for the three months ended March 31, 2012 and 2011 is set forth below:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net income (loss) attributable to OCG	$18,608	$(10,127)
Compensation expense for vesting of OCGH units	12,189	237,157
Income taxes	7,767	7,010
Non-Operating Group expenses	178	184
OCGH non-controlling interest	134,890	(26,870)

Adjusted net income	173,632	207,354
Investment income (1)	(64,340)	(53,017)
Receipts of investment income (2)	30,635	7,004
Operating Group income taxes	(2,598)	(1,894)

Distributable earnings	$137,329	$159,447

(1)	This adjustment eliminates our segment investment income, which under the equity method of accounting is largely non-cash in nature and is thus not available to fund our operations or make equity distributions.

(2)	This adjustment characterizes a portion of the distributions received from Oaktree and non-Oaktree funds as receipts of investment income or loss. In general, the income or loss component of a distribution from a fund is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance in the fund. In addition, if the distribution is subject to recall, it is not reflected in distributable earnings until it is no longer recallable.

The decrease in distributable earnings of $22.1 million, or 13.9%, to $137.3 million for the three months ended March 31, 2012, from $159.4 million for the three months ended March 31, 2011, was driven primarily by $42.2 million of lower segment incentive income, net of associated incentive income compensation expense and $6.4 million of lower fee-related earnings. These decreases were partially offset by $23.6 million of aggregate increases resulting from the net effect of higher receipts of investment income and a $2.3 million gain on the sale of a real estate property related to our arbitration award.

Liquidity and Capital Resources

We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve: generating cash flow from operations; generating income from investment activities, including strategic investments in certain third parties; funding capital commitments that we have made to our funds; funding our growth initiatives; distributing cash flow to our owners; and borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2012, we had an available cash balance of $276.4 million, or $648.0 million when including investments in U.S. Treasury and government agency securities.

Ongoing sources of cash include: management fees, which are collected monthly or quarterly; incentive income, which is volatile and largely unpredictable as to amount and timing; and fund distributions related to our general partner investments. We primarily use cash flow from operations and fund distributions to pay compensation and related expenses, general, administrative and other expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, also is used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

Our cash flow is typically affected by seasonality. The first quarter of each year includes (a) as a source of cash, the prior year’s annual incentive income payments, if any, from our evergreen funds and tax distributions from certain investment funds that have allocated taxable income to us but have not yet distributed in cash a sufficient sum with which to pay the related income taxes and (b) as a use of cash, the vast majority of the prior fiscal year’s bonus expense. The second quarter of each year includes annual principal repayments on the oldest one of our four series of senior notes (as described below).

Tax distributions are not required in respect of the Class A units and are only required from the Oaktree Operating Group entities, and only if and to the extent that there is sufficient cash available for distribution. Accordingly, if there were insufficient cash flow from operations to fund quarterly or tax distributions by the Oaktree Operating Group entities, we expect that these distributions would not be made. We believe that we have sufficient access to cash from existing balances, our operations and the revolving credit facility described below to fund our operations and commitments.

Consolidated Cash Flows

The accompanying condensed consolidated statements of cash flows include our consolidated funds, despite the fact that we have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve:

•	raising capital from third-party investors;

•	using the capital provided by us and third-party investors to fund investments and operating expenses;

•	financing certain investments with indebtedness;

•	generating cash flows through the realization of investments, as well as the collection of interest and dividend income; and

•	distributing net cash flows to fund investors and to us.

Because our consolidated funds are treated as investment companies for accounting purposes, investing cash flow amounts are included in our cash flows from operations. We believe that each of the consolidated funds and Oaktree has sufficient access to cash to fund their respective operations in the near term.

Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are summarized and discussed below. Negative amounts represent net outflows.

Operating Activities

Net cash provided by operating activities was $2.0 billion and $1.8 billion for the three months ended March 31, 2012 and 2011, respectively. These amounts included (a) net proceeds from the sale of investments of the consolidated funds of $1.4 billion and $1.7 billion for the three months ended March 31, 2012 and 2011, respectively; (b) net realized gains on investments of the consolidated funds of $1.1 billion and $0.8 billion for the three months ended March 31, 2012 and 2011, respectively; and (c) changes in unrealized gains on investments of $0.8 billion and $0.7 billion for the three months ended March 31, 2012 and 2011, respectively.

Investing Activities

Net cash provided by (used in) investing activities was $9.1 million and $(21.2) million for the three months ended March 31, 2012 and 2011, respectively. Investing activities were primarily driven by net U.S. Treasury and other U.S. government agency investment activities and net investments in limited partnerships in non-consolidated funds and strategic investments. Purchases of U.S. Treasury and government agency securities were $69.9 million and $50.1 million for the three months ended March 31, 2012 and 2011, respectively. Proceeds from maturities and sales of U.S. Treasury and government agency securities were $80.0 million and $20.0 million for the three months ended March 31, 2012 and 2011, respectively. Investments in investment limited partnerships for the three months ended March 31, 2012 and 2011, respectively, of $2.1 million and $0.1 million consisted of cash invested in Oaktree funds and strategic investments amounting to $28.9 million and $25.1 million, respectively, of which $26.8 million and $25.0 million, respectively, represented contributions made to consolidated funds that are eliminated in consolidation. Distributions from investment limited partnerships for the three months ended March 31, 2012 and 2011, respectively, of $3.9 million and $10.4 million included cash distributions received of $73.7 million and $126.6 million, respectively, prior to elimination of amounts related to consolidated funds of $69.8 million and $116.2 million. Purchases of fixed assets were $2.9 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

Financing Activities

Net cash used in financing activities was $1.6 billion and $3.4 billion for the three months ended March 31, 2012 and 2011, respectively. Financing activities for the three months ended March 31, 2012 and 2011, respectively, included (a) net distributions to non-controlling interests of $1.7 billion and $3.5 billion; (b) net borrowings on revolving credit facilities of $197.6 million and $51.9 million;

(c) distributions to unitholders of $87.8 million and $202.3 million; and (d) repayment of debt obligations of $7.5 million and $7.5 million. The prior-year period included $300.0 million in proceeds from the issuance of debt and $2.6 million for the payment of debt issuance costs.

Future Sources and Uses of Liquidity

We expect to continue to make distributions to our Class A unitholders pursuant to our distribution policy. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may from time to time repurchase our Class A units in open market or privately negotiated purchases or otherwise or redeem our Class A units pursuant to the terms of our operating agreement.

In addition to our ongoing sources of cash that include management fees, incentive income and fund distributions related to our general partner investments, we also have access to liquidity through our debt financings and credit agreements. In January 2011, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities, consisting of a $300.0 million fully-funded term loan and a $250.0 million revolving credit facility. We are required to make a principal payment in respect of the term loan of $7.5 million on the last business day of each of March, June, September and December, with the final payment of $150.0 million, constituting the remainder of the term loan, due on January 7, 2016. The revolving credit facility expires on January 7, 2014. We are currently able to draw the full amount available under the revolving credit facility without violating any debt covenants.

In November 2009, our subsidiary Oaktree Capital Management, L.P. issued $250.0 million in aggregate principal amount of senior notes due December 2, 2019 (the “2019 Notes”). In addition to the 2019 Notes, as of March 31, 2012, we had three other series of senior notes outstanding, with an aggregate remaining principal balance of $132.1 million. These notes have aggregate principal repayments due of $10.7 million in each of 2012, 2013 and 2014, with the remaining $100.0 million payable in 2016. Agreements underlying the senior notes contain customary financial covenants, including ones requiring minimum levels of unitholders’ capital and interest expense coverage. As of March 31, 2012, we were in compliance with each of these covenants.

On October 7, 2011, Oaktree Finance LLC (“Oaktree Finance”), our indirect wholly-owned subsidiary focused on providing financing for larger middle-market companies, entered into a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) with a consortium of lenders. The Senior Secured Revolving Credit Facility provides for an initial borrowing capacity of $75 million and the ability to borrow an additional $150 million if certain specified conditions are met, including the completion of a public offering by Oaktree Finance. The Senior Secured Revolving Credit Facility also contains an accordion feature to potentially increase borrowing capacity after an initial public offering of Oaktree Finance, if certain specified conditions are met, including the payment of additional fees. The Senior Secured Revolving Credit Facility is guaranteed by us and OCGH, until such time that Oaktree Finance’s public offering is completed, certain documents are delivered and certain other conditions are met. The commitments under the Senior Secured Revolving Credit Facility will expire in 2014, while the Senior Secured Revolving Credit Facility will mature in 2015. LIBOR rate borrowings under the Senior Secured Revolving Credit Facility will bear interest at LIBOR plus 1.75% prior to the completion of the planned public offering and 2.75% after the completion of the offering. Unused funds bear a commitment fee payable at an annual rate of 0.20% and 0.375% prior to and after the planned public offering, respectively. The Senior Secured Revolving Credit Facility includes customary financial and operating covenants. As of March 31, 2012, there were no outstanding amounts under the Senior Secured Revolving Credit Facility.

We are required to maintain minimum net capital balances for regulatory purposes in certain international jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of March 31, 2012, we were required to maintain approximately $10.0 million in net capital at these subsidiaries, and we were in compliance with all regulatory minimum net capital requirements.

In May 2007, two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., entered into a tax receivable agreement with OCGH Unitholders, as amended, that provides for the payment to an exchanging or selling OCGH Unitholder of 85.0% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control) as a result of an increase in the tax basis of the assets owned by Oaktree Operating Group. These payments are expected to occur over approximately the next 16 years. In connection with the 2007 Private Offering and related tax effects, a $77.6 million liability to the OCGH Unitholders was recorded with respect to the tax receivable agreement. In the third quarter of 2008, we revised our estimate of the liability relating to the tax receivable agreement downward by $9.7 million as a result of further analysis of the valuations relating to future taxable deductions, resulting in a revised liability of $67.9 million. Payments of $1.3 million and $3.5 million were made to pre-2007 Private Offering OCGH Unitholders by Oaktree Holdings, Inc. in 2009 related to tax benefits that Oaktree Holdings Inc., recognized, including interest thereon, with respect to the 2007 and 2008 taxable years, respectively. Oaktree AIF Holdings, Inc. did not generate taxable income in 2007 or 2008 and did not recognize any tax benefits related to the tax receivable agreement for those years. Accordingly, Oaktree AIF Holdings, Inc. did not make any payments in connection with the tax receivable agreement for 2007 or 2008. In connection with the tax returns filed for the years ended December 31, 2009 and 2010, $3.2 million and $3.1 million, respectively, was paid to the pre-2007 Private Offering OCGH Unitholders by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., further lowering the estimated liability to $56.8 million as of December 31, 2011. No amounts were paid under the tax receivable agreement for the three months ended March 31, 2012. The deferred tax asset associated with this liability was $64.4 million at March 31, 2012.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2012:

	Remaining 2012	2013-2014	2015-2016	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$12,278	$28,200	$20,966	$14,409	$75,853
Debt obligations payable	33,215	81,428	280,000	250,000	644,643
Interest obligations on debt (2)	30,274	60,367	49,611	50,625	190,877
Tax receivable agreement	3,456	7,365	8,063	37,903	56,787
Commitments to Oaktree and third-party funds (3)	297,115	—	—	—	297,115

Sub-total	376,338	177,360	358,640	352,937	1,265,275
Consolidated funds:
Debt obligations payable	248,843	—	—	—	248,843
Interest obligations on debt	1,876	—	—	—	1,876
Commitments to fund investments (4)	757,235	—	—	—	757,235

Total	$1,384,292	$177,360	$358,640	$352,937	$2,273,229

(1)	We lease our office space under agreements that expire periodically through 2020. The table includes only guaranteed minimum lease payments for these leases and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in our condensed consolidated financial statements.
(2)	Interest obligations include accrued interest on outstanding indebtedness.
(3)	These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2012 column. Capital commitments are expected to be called over the next five years.
(4)	These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates which vary by investment and are therefore presented in the 2012 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2012.

As of March 31, 2012, none of the incentive income we had received was subject to clawback by the funds.

General Partner and Other Capital Commitments

As of March 31, 2012, our capital commitments to our funds (as general partner) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as set forth below. Subsequent to Opps VIIb, we adopted a policy of not committing more than $100 million to a single fund in our capacity as general partner.

	Capital Commitments	Undrawn Commitments as of March 31, 2012
	(in millions)
Distressed Debt:
Oaktree Opportunities Fund VIIIb, L.P.	$67	$47
Oaktree Opportunities Fund IX, L.P.	30	30
Special accounts	5	3

Control Investments:
Oaktree Principal Fund V, L.P.	71	31
OCM European Principal Opportunities Fund II, L.P.	55	3
Oaktree European Principal Fund III, L.P.	105	84
Oaktree Power Opportunities Fund III, L.P.	27	23
Special accounts	5	2

Real Estate:
Oaktree Real Estate Opportunities Fund V, L.P.	32	5
Oaktree PPIP Fund, L.P.	29	21

Mezzanine Finance:
Oaktree Mezzanine Fund III, L.P.	40	26

Non-Oaktree	42	22

Total	$508	$297

Off-Balance Sheet Arrangements

We lease a corporate airplane for business purposes. We are responsible for any unreimbursed costs and expenses incurred in connection with the operation, crew, registration, maintenance, service and repair of the airplane. An unaffiliated third party manages the airplane and coordinates its use. The lease contains a buyout provision that would allow us to purchase the plane at the lease’s termination in February 2015. If we do not exercise that option, we would be responsible for any shortfall, up to $10.0 million, in sale proceeds the lessor might incur below an expected sale value of $12.3 million.

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. Please see the notes to our condensed consolidated financial statements for a summary of our significant accounting policies.

Principles of Consolidation

We consolidate all entities that we control through a majority voting interest or otherwise, including our funds in which we as the general partner are presumed to have control. Although we have a small single-digit equity percentage in the funds, the third-party limited partners do not have the right to dissolve the partnerships or substantive kick-out rights or participating rights that would overcome the presumption of control by the general partner. Accordingly, we consolidate the limited partnerships and record non-controlling interests to reflect the economic interests of the unaffiliated limited partners. Because limited partners in consolidated funds have been granted redemption rights exercisable in certain circumstances, amounts relating to third-party interests in consolidated funds are presented as non-controlling redeemable interests in consolidated funds within the consolidated statements of financial condition, outside of the permanent capital section. All significant intercompany transactions and balances have been eliminated in consolidation.

Our consolidated financial statements reflect the assets, liabilities, investment income, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling redeemable interests in consolidated entities. Substantially all of the management fees and incentive income earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, non-controlling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Accordingly, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to us.

Investments in unconsolidated funds are recorded using the equity method of accounting and reflect our ownership interest in each such fund that we do not control. Investment income represents our pro rata share of income or loss from these funds. Our general partnership interests are substantially illiquid. For purposes of valuing net assets, our funds carry investments at fair value, using methods we consider appropriate. Fair value of the underlying investments is based on our assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.

Revenue Recognition

Management Fees

We recognize management fees over the period in which the investment advisory services are performed. While we typically earn management fees for each of the funds that we manage, the contractual terms of management fees vary by fund structure. During the investment period of our closed-end funds, the management fee is a fixed percentage, generally in the range of 1.25% to 1.75% per year of total committed capital (up through the final close, these fees are earned on a retroactive basis to the fund’s first closing date). During the liquidation period, the management fee remains the same fixed percentage, applied against the lesser of the total funded capital and the cost basis of assets remaining in the fund, provided that our right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period, even if certain assets remain to be liquidated. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. Our open-end funds generally charge management fees of 0.50% of NAV per year, paid monthly or quarterly. Our evergreen funds pay a management fee quarterly, based on a fixed percentage of the NAV of the relevant fund.

Fee calculations that consider committed capital or cost basis are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our open-end and evergreen funds, by contrast, are typically based on NAV as defined in the respective partnership or investment management agreements. NAV is typically based on the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “—Investments, at Fair Value” for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our funds.

We do not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. Inasmuch as these fees are not paid directly by the consolidated funds, such fees do not eliminate in consolidation; however, there is no impact to our net income as the amounts are included in income attributable to OCG.

Incentive Income

In calculating incentive income, we have elected to adopt “Method 1” from GAAP guidance applicable to accounting for revenues based on a formula. Under this method, we recognize incentive income when amounts are fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to us.

Other Income (Loss)

Other income (loss) consists primarily of the unrealized and realized gains (losses) on investments (including the impacts of foreign currency on non-dollar denominated investments), dividend and interest income received from investments and interest expense incurred in connection with investment activities. Unrealized gains or losses result from changes in the fair value of our funds’ investments during a period as well as the reversal of unrealized gains or losses in connection with realization events. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a corresponding realized gain or loss is recognized in the current period. While this reversal generally does not significantly impact the net amounts of gains (losses) that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.

Investments, at Fair Value

GAAP establishes a hierarchal disclosure framework which prioritizes the inputs used in measuring investments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.

Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available, are valued by management. These securities may initially be valued at the acquisition price as the best indicator of fair value. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “—Non-Publicly Traded Equity and Real Estate Investments.”

Exchange-Traded Investments

Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where we have applied discounts to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to our consolidated statements of financial condition and results of operations for all periods presented.

Credit-Oriented Investments

Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the average mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker-dealers.

The market yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers.

Non-Publicly Traded Equity and Real Estate Investments

The fair values of private equity and real estate investments are determined by using a market approach or income approach. A market approach utilizes valuations of comparable public companies and transactions and generally seeks to establish the enterprise value of the portfolio company using a market multiple approach. This approach takes into account a specific financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company. Consideration may also be given to such factors as acquisition price of the security, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company relative to its comparable companies, industry trends, general economic and market conditions and other factors deemed relevant. The income approach is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.

The valuation of securities may be impacted by expectations of investors’ receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the period of time elapsed from the date of the investment to the valuation date) and applicable restrictions on the transferability of the securities.

These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by us do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

•

Level I—Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement. The types of investments in Level I include exchange-traded equities, debt and derivatives with quoted prices.

•

Level II—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include prices in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives and other investments where the fair value is based on observable inputs.

•

Level III—Model-derived valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.

In some instances, an investment may fall into different levels of the fair value hierarchy. In such instances, the investment’s level within the fair value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. We account for the transfer of assets into or out of each fair value hierarchy level as of the beginning of the reporting period.

In the absence of observable market prices, we value Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company or security being initially valued by the investment and valuation teams. The valuations are then reviewed by the valuation committee of each investment strategy, which consists of senior members of the investment team. All Level III investment values are ultimately approved by the valuation committees and designated investment professionals, as well as the valuation officer, who is independent of the investment teams and reports directly to our Managing Principal. The valuation process also includes a review by independent valuation parties, at least annually, for certain investments to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, we evaluate changes in fair value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.

The table below summarizes the valuation of investments and other financial instruments, by fund type and fair value hierarchy levels, for each period presented in our condensed consolidated statements of financial condition (in thousands):

	As of March 31, 2012
	Level I	Level II	Level III	Total
Closed-end funds	$3,561,542	$12,033,077	$17,083,820	$32,678,439
Open-end funds	2,109	4,516,909	18,858	4,537,876
Evergreen funds	471,983	1,022,791	297,996	1,792,770

Total	$4,035,634	$17,572,777	$17,400,674	$39,009,085

	As of December 31, 2011
	Level I	Level II	Level III	Total
Closed-end funds	$3,681,162	$13,477,732	$15,426,807	$32,585,701
Open-end funds	1,869	4,120,264	18,374	4,140,507
Evergreen funds	500,619	993,033	228,205	1,721,857

Total	$4,183,650	$18,591,029	$15,673,386	$38,448,065

Equity-Based Compensation

Compensation expense is calculated based on the fair value of a unit at the time of grant, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. We utilize a contemporaneous valuation report which incorporates market comparables for restricted stock liquidity discounts among other factors, in determining fair value. Prior to the initial public offering, fair value was typically determined using the latest available closing price of our Class A units on the GSTrUE OTC market, discounted for a lack of marketability. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based employee awards that require future service are recognized on a straight-line basis over the requisite service period.

Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurements specifying that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The guidance clarified that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy and also required additional disclosure regarding the valuation processes used by the reporting entity and the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, for fair value measurements categorized within Level III. The guidance was effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance in the first quarter of 2012 and determined that the adoption did not have a material impact on our condensed consolidated financial statements. Please see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The guidance allows an entity to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the entity is required to present items that are reclassified between net income and other comprehensive income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public entities, the amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. The amendments should be applied retrospectively and early adoption is permitted. In December 2011, the FASB delayed indefinitely the effective date for a portion of this guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income. We adopted this guidance in the first quarter of 2012 and determined that the adoption did not have a material impact on our financial condition or results of operations as the guidance only changes the presentation of other comprehensive income and total comprehensive income. No changes were made to the existing guidance regarding which items are reported in other comprehensive income. Please see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

In December 2011, the FASB issued amended guidance requiring enhanced disclosures that will enable users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The amendments are effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. The disclosures required by those amendments should be applied retrospectively. We are currently evaluating the effect that the guidance may have on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit or financial market dislocations.

Our predominant exposure to market risk is related to our role as general partner or investment adviser to our funds and the sensitivities to movements in the fair value of their investments on management fees, incentive income and investment income. The fair value of the financial assets and liabilities of our funds may fluctuate in response to changes in, among many factors, the value of securities, foreign exchange, commodities and interest rates.

Price Risk

Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments

As of March 31, 2012, we had investments at fair value of $39.3 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a negative change in unrealized appreciation on the consolidated funds’ investments of $3.9 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.

Impact on Segment Management Fees

Management fees are generally assessed in the case of: (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital during the investment period and, during the liquidation period, based on the lesser of: (i) the total funded committed capital; and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the three months ended March 31, 2012, an incremental 10% decline in market values of the investments held in our funds would have caused an approximate $4.5 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.

Impact on Segment Incentive Income

Incentive income is recognized only when it is fixed or determinable, which in the case of: (a) our closed-end funds generally occurs only after all contributed capital and an annual 8% preferred return on that capital have been distributed to the fund’s investors; and (b) our active evergreen funds occurs generally as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the three months ended March 31, 2012 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.

Impact on Segment Investment Income

Investment income arises from our investments in funds managed by us or third parties. This income is directly affected by changes in market risk factors. We estimate that for the three months ended March 31, 2012, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have reduced our investment income by $120.1 million. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.

Exchange Rate Risk

Our business is affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies in the case of: (a) management fees that vary based on the NAV of our funds that hold investments denominated in non-U.S. dollar currencies; (b) management fees received in non-U.S. dollar currencies; (c) operating expenses for our foreign offices that are denominated in non-U.S. dollar currencies; and (d) cash balances we hold in non-U.S. dollar currencies. We manage our exposure to exchange rate risks through our regular operating activities and, when appropriate, through the use of derivative financial instruments.

We estimate that for the three months ended March 31, 2012, a 10% decline in the average rate of exchange of the U.S. dollar would have had the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $2.3 million;

•	our operating expenses would have increased by $2.5 million;

•	OCGH interest in net income of consolidated subsidiaries would have increased by $0.2 million; and

•	our income tax expense would not have been affected.

These movements would not have affected our net income attributable to OCG.

At any point in time, some investments held in the closed-end funds and evergreen funds are carried in non-U.S. dollar currencies on an unhedged basis. Changes in currency rates could affect incentive income, incentives created (fund level) and investment income for evergreen funds and closed-end funds, although the degree of impact is not readily determinable because of the many indirect effects that currency movements may have on individual investments.

Credit Risk

We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

Interest Rate Risk

As of March 31, 2012, Oaktree and its operating subsidiaries had $644.6 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into an interest rate swap that effectively converted the term loan interest rate to a fixed rate. As a result, we estimate that there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Based on segment cash and cash-equivalents of $276.4 million as of March 31, 2012, we estimate Oaktree and its operating subsidiaries would generate an additional $2.8 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations that include revolving credit agreements and certain other investment financing arrangements. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. At March 31, 2012, $248.8 million was outstanding under these credit facilities. We estimate that interest expense relating to variable rates would increase on an annual basis by $2.5 million in the event interest rates were to increase by 100 basis points.

As credit-oriented investors, we are also subject to interest rate risk through the securities we hold in our consolidated funds. A 100-basis point increase in interest rates would be expected to negatively affect prices of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized appreciation on the consolidated funds’ investments. The actual impact is dependent on the average duration of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100-basis points increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. Inasmuch as these effects are attributable to non-controlling interests, net income attributable to OCG would be unaffected. In the cases that our funds pay management fees based on NAV, we would expect our segment management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Managing Principal and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Managing Principal and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Managing Principal and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, please see the section entitled “Legal actions” in Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which section is incorporated herein by reference.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus. There have been no material changes to the risk factors disclosed in the prospectus.

The risks described in the prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 19, 2012, we granted 2,273 Class A Units to each of Robert Denham and Jay Wintrob in consideration of their service as members of our board of directors in 2012. In addition, on January 19, 2012, we granted 9,000 Class A units to Mr. Denham in consideration of his past service as a member of our board of directors.

Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on January 3, 2012, we issued 278,700 Class B units, and on January 19, 2012, we issued 2,033,802 Class B units.

No purchase price was paid by Messrs. Denham and Wintrob or OCGH for these issuances. The issuances were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The securities were issued to accredited investors who acquired the securities for investment only and not with a view toward the public sale or distribution thereof.

Use of Proceeds from Sale of Registered Securities

The effective date of our Registration Statement on Form S-1 (File No. 333-174993) filed with the SEC under the Securities Act and relating to the initial public offering of our Class A units (the “offering”) was April 11, 2012. We sold a total of 8,843,023 Class A units in the offering, including 7,888,864 Class A units sold by us and 954,159 Class A units sold by the selling unitholders. Goldman, Sachs & Co. and Morgan Stanley & Co. LLC acted as joint global coordinators and representatives of the underwriters and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC acted as joint book-running managers of the offering. The underwriters did not exercise their option to purchase additional Class A units from us and the selling unitholders in the offering.

The offering was completed on April 17, 2012. The aggregate offering price for the Class A units sold pursuant to the offering was $380.2 million. The aggregate underwriting discounts were $17.8 million, including $17.0 million paid by us and $0.8 million paid by the selling unitholders, none of which was paid to affiliates of Oaktree Capital Group, LLC. The aggregate proceeds, before expenses, received by us in the offering were $322.3 million and received by the selling unitholders in the offering were $40.2 million. We incurred $9.5 million of other fees and expenses in connection with the offering. The net proceeds to us from the offering totaled approximately $312.8 million, after deducting underwriting discounts and commissions and offering fees and expenses.

We used all of the net proceeds from the offering received by us to acquire interests in our business from our principals, employees and other investors, including members of our senior management. Accordingly, we did not retain any of the net proceeds received by us from the offering. In addition, we did not receive any of the proceeds from the sale of Class A units by the selling unitholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Principal Executive Officer Designation

On May 11, 2012, we designated John B. Frank, our Managing Principal, as our principal executive officer, replacing Bruce A. Karsh, our President, who previously served as our principal executive officer. Mr. Karsh will continue to serve as our President and as a principal of our firm, and his role and responsibilities, including managing our distressed debt strategy and overseeing substantially all of our closed-end funds, will not otherwise change or be affected by the designation of Mr. Frank as our principal executive officer. Please see our prospectus for a description of Mr. Frank’s biography and employment arrangements.

Fund Data

Information regarding our closed-end, open-end and evergreen funds is set forth below. For our closed-end and evergreen funds, no benchmarks are presented in the tables as there are no known comparable benchmarks for these funds’ investment philosophy, strategy and implementation. For purposes of the information set forth below, our funds’ investments were valued in accordance with our valuation methodology as set forth in “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”

Closed-End Funds

			As of March 31, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distributions Since Inception	Net Asset Value	Oaktree Segment Incentive Income Since Inception	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date									Gross	Net
	(in millions)
Distressed Debt
TCW Special Credits Fund I, L.P. (6)	Oct. 1988	Oct. 1991	$97	$97	$121	$218	$-	$-	$-	$-	29.0%	24.7%	2.3	x
TCW Special Credits Fund II, L.P. (6)	Jul. 1990	Jul. 1993	261	261	505	766	-	-	-	-	41.6	35.7	3.1
TCW Special Credits Fund IIb, L.P. (6)	Dec. 1990	Dec. 1993	153	153	323	476	-	-	-	-	44.0	37.9	3.1
TCW Special Credits Fund III, L.P. (6)	Nov. 1991	Nov. 1994	329	329	470	799	-	-	-	-	26.2	22.1	2.5
TCW Special Credits Fund IIIb, L.P. (6)	Apr. 1992	Apr. 1995	447	447	459	906	-	-	-	-	21.2	17.9	2.1
TCW Special Credits Fund IV, L.P. (6)	Jun. 1993	Jun. 1996	394	394	462	856	-	-	-	-	21.1	17.3	2.2
OCM Opportunities Fund, L.P.	Oct. 1995	Oct. 1998	771	771	568	1,339	-	74	-	-	12.4	10.2	1.8
OCM Opportunities Fund II, L.P.	Oct. 1997	Oct. 2000	1,550	1,550	989	2,538	1	197	-	-	11.0	8.5	1.7
OCM Opportunities Fund III, L.P.	Sep. 1999	Sep. 2002	2,077	2,077	1,286	3,333	30	248	6	-	15.4	11.9	1.7
OCM Opportunities Fund IV, L.P.	Sep. 2001	Sep. 2004	2,125	2,125	1,727	3,845	7	340	1	-	35.0	28.1	1.9
OCM Opportunities Fund IVb, L.P.	May 2002	May 2005	1,339	1,339	1,257	2,596	-	247	2	-	57.8	47.3	2.0
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	896	1,857	218	132	43	-	18.6	14.2	1.8
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,102	1,573	1,302	76	139	1,094	11.9	8.6	1.7
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,160	2,218	2,540	9	-	2,571	10.2	7.9	1.4
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	7,616	8,755	8,705	368	1,111	3,818	24.2	18.2	1.8
Special Account A	Nov. 2008	Oct. 2012	253	253	211	87	377	5	36	216	33.5	26.6	1.8
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	524	30	5,001	-	35	4,957	12.1	8.3	1.2
Special Account B	Nov. 2009	Nov. 2012	1,031	1,031	148	-	1,179	-	1	1,157	12.3	11.9	1.1
Oaktree Opportunities Fund VIIIb, L.P. (7)	Aug. 2011	Aug. 2014	2,692	808	24	1	831	-	-	833	nm	nm	1.1
Oaktree Opportunities Fund IX, L.P.	-	-	1,220	-	-	-	-	-	-	-	-	-	-
Special Account E (7) (12)	Feb. 2012	-	253	25	1	-	26	-	-	25	nm	nm	1.0

											23.0%	17.6%
Global Principal Investments
TCW Special Credits Fund V, L.P. (6)	Apr. 1994	Apr. 1997	$401	$401	$349	$750	$-	$-	$-	$-	17.2%	14.6%	1.9	x
OCM Principal Opportunities Fund, L.P.	Jul. 1996	Jul. 1999	625	625	281	906	-	-	-	-	6.4	5.4	1.5
OCM Principal Opportunities Fund II, L.P.	Dec. 2000	Dec. 2005	1,275	1,275	1,110	2,061	323	159	58	-	23.0	17.5	2.0
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	985	1,334	1,050	42	150	602	16.0	11.3	1.8
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	593	778	3,143	-	-	3,741	7.0	4.3	1.3
Oaktree Principal Fund V, L.P.	Feb. 2009	Feb. 2014	2,827	1,668	186	83	1,772	-	7	1,771	17.6	8.3	1.2
Special Account C	Dec. 2008	Feb. 2014	505	338	168	65	441	9	24	333	25.4	18.9	1.5

											13.1%	9.4%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$474	$(45)	$59	$370	$-	$-	$559	2.0%	(3.2)%	1.1	x
European Principal Investments (8)
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$460	$346	$84	$722	$1	$65	$613	12.5%	9.2%	1.8	x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,639	€256	€245	€1,651	€12	€-	€1,718	11.8	6.8	1.3
Oaktree European Principal Fund III, L.P. (7)	Nov. 2011	Nov. 2016	€3,164	€630	€7	€2	€636	€-	€-	€642	nm	nm	1.1

											12.3%	7.6%
Power Opportunities
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	$449	$383	$251	$634	$-	$23	$-	$-	20.1%	13.1%	1.8	x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,454	1,809	186	93	7	-	76.6	59.4	3.9
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	1,062	127	(31)	4	92	-	-	135	(1.0)	(22.9)	1.0

											35.2%	27.3%
Real Estate
TCW Special Credits Fund VI, L.P. (6)	Aug. 1994	Aug. 1997	$506	$506	$666	$1,172	$-	$-	$-	$-	21.1%	17.4%	2.4	x
OCM Real Estate Opportunities Fund A, L.P.	Feb. 1996	Feb. 1999	379	379	285	640	24	31	23	-	10.3	8.2	1.8
OCM Real Estate Opportunities Fund B, L.P.	Mar. 1997	Mar. 2000	285	285	155	422	19	-	-	80	7.9	6.7	1.6
OCM Real Estate Opportunities Fund II, L.P.	Dec. 1998	Dec. 2001	464	440	265	697	8	50	2	-	15.2	11.1	1.7
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	646	826	527	20	107	184	16.2	12.1	2.0
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	159	60	549	5	24	496	16.6	10.1	1.4
Special Account D	Nov. 2009	Nov. 2012	256	256	63	-	319	-	6	302	14.1	12.5	1.2
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,103	5	22	1,086	-	-	1,129	5.8	0.8	1.0

											15.3%	11.8%

			As of March 31, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distributions Since Inception	Net Asset Value	Oaktree Segment Incentive Income Since Inception	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date									Gross	Net
	(in millions)
Asia Real Estate
Oaktree Asia Special Situations Fund, L.P.	May 2008	Apr. 2009	$50	$19	$2	$-	$21	$-	$-	$25	9.8%	2.9%	1.3x

PPIP
Oaktree PPIP Fund, L.P. (9) .	Dec. 2009	Dec. 2012	$2,322	$738	$155	$184	$710	$-	N/A	N/A	23.3%	N/A	1.2x

Mezzanine Finance
OCM Mezzanine Fund, L.P. (10)	Oct. 2001	Oct. 2006	$808	$773	$282	$1,018	$37	$28	$7	$-	14.4%	10.7% / 10.2%	1.4x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	330	861	576	-	-	677	9.7	6.4	1.3
Oaktree Mezzanine Fund III, L.P. (11)	Dec. 2009	Dec. 2014	1,592	564	(15)	41	508	-	-	587	5.8	6.9 / (31.7)	1.1

											11.2%	7.7%

(1)	Reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.
(2)	Excludes Oaktree segment incentive income recognized since inception.
(3)	Reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return before we are entitled to receive incentive income (other than tax distributions) from the fund.
(4)	The internal rate of return, or IRR, is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash distributions to investors and the residual value of such investor’s capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund’s general partner. Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund’s general partner.
(5)	Calculated as Drawn Capital plus gross income before fees and expenses divided by Drawn Capital.
(6)	The fund was managed by certain of our investment professionals while employed at the Trust Company of the West prior to our founding in 1995. When these employees joined Oaktree upon, or shortly after, our founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and us.
(7)	The IRR is not considered meaningful (“nm”) as the period from the initial contribution through March 31, 2012 is less than one year.
(8)	Aggregate IRRs based on conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD at the March 31, 2012 spot rate of $1.3317.
(9)	Due to the differences in allocations of income and expenses to this fund’s two primary limited partners, the United States Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not represented. Of the $2,322 million in capital commitments, $1,161 million relates to the Oaktree PPIP Private Fund, L.P. The accrued incentive and the gross and net IRR for the Oaktree PPIP Private Fund, L.P. were $12.7 million, 20.0% and 15.1%, respectively, as of March 31, 2012.
(10)	The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.7% and Class B interests is 10.2%. Combined net IRR for the Class A and Class B interests is 10.4%.
(11)	The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 6.9% and Class B interests is (31.7)%. Combined net IRR for Class A and Class B interests is (1.9)%.
(12)	The investment period will end on the third anniversary of the start of the investment period of Oaktree Opportunities Fund IX, L.P.

Open-End Funds

	Composite Inception	Strategy AUM as of March 31, 2012	Three Months Ended March 31, 2012			Since Inception Through March 31, 2012
			Quarterly Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Relevant Benchmark	Oaktree		Relevant Benchmark	Oaktree Gross	Relevant Benchmark
			Gross	Net		Gross	Net
		(in millions)
U.S. High Yield Bonds	Jan. 1986	$15,171	4.2%	4.1%	5.1%	10.0%	9.5%	8.8%	0.77	0.51
European High Yield Bonds	May 1999	1,785	9.2	9.0	9.9	7.9	7.3	5.6	0.53	0.27
U.S. Convertibles	Apr. 1987	4,568	9.6	9.5	10.2	9.8	9.3	7.9	0.45	0.27
Non-U.S. Convertibles	Oct. 1994	2,309	7.3	7.1	7.6	9.0	8.2	5.7	0.72	0.30
High Income Convertibles	Aug. 1989	1,060	8.5	8.4	5.2	12.2	11.5	8.6	1.01	0.54
U.S. Senior Loans (2)	Sep. 2008	1,003	2.9	2.8	3.5	8.8	8.3	5.9	1.12	0.48
European Senior Loans	May 2009	915	6.8	6.6	4.7	13.8	13.1	15.5	1.85	1.94

(1)	Represents Oaktree’s time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. Returns for Relevant Benchmarks are presented on a gross basis.

(2)	Excludes two closed-end funds: Oaktree Loan Fund, L.P. and Oaktree Loan Fund, 2x, L.P. As of March 31, 2012, these funds had AUM of $25 million and $512 million, respectively, since-inception gross IRRs of 2.6% and 2.3%, respectively, and since-inception net IRRs of 1.9% and 1.5%, respectively.

Evergreen Funds (1)

		As of March 31, 2012			Three Months Ended March 31, 2012		Since Inception Through March 31, 2012
			Incentives		Quarterly Rates of Returns		Annualized Rates of Return
	Inception	AUM	(Fund Level)		Gross	Net	Gross	Net
		(in millions)
Emerging Markets Absolute Return	Apr. 1997	$529	$ N/A	(2)	3.4%	2.9%	16.3%	11.1%
Value Opportunities	Sep. 2007	1,680	11		8.2	6.9	13.0	8.2

(1)	We also manage three restructured evergreen funds that are in liquidation: European Credit Opportunities, High Yield Plus and Japan Opportunities (Yen class). As of March 31, 2012, these funds had gross and net IRRs since inception of (1.8)% and (4.3)%, 8.0% and 5.5% and (9.3)% and (10.5)%, respectively, and in the aggregate had AUM of $229.2 million as of March 31, 2012.

(2)	As of March 31, 2012, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $24 million.

Item 6. Exhibits

For a list of exhibits filed with this report, refer to the Exhibits Index on the page immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012

Oaktree Capital Group, LLC

By:	/s/ David M. Kirchheimer
	Name:	David M. Kirchheimer
	Title:	Principal, Chief Financial Officer and Chief Administrative Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

3.2	Third Amended and Restated Operating Agreement of the Registrant dated as of August 31, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 2, 2011).

3.3	Amendment to Third Amended and Restated Operating Agreement of the Registrant dated as of March 29, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

4.1	Specimen Certificate evidencing the Registrant’s Class A units (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 2, 2011).

4.2	Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the purchasers named therein, dated as of June 14, 2004, for $75,000,000 in aggregate principal amount of 5.03% Senior Notes due June 14, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.3	Amendment No. 1 to the June 14, 2004 Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the other parties thereto, dated as of March 15, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.4	Amendment No. 2 and Waiver to the June 14, 2004 Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the other parties thereto, dated as of June 6, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.5	Form of 5.03% Senior Note due June 14, 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.6	Assumption and Guaranty Agreement, by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree Media Investments, L.P. in favor of the holders of the 5.03% Senior Notes due June 14, 2014 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.7	Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the purchasers named therein, dated as of June 6, 2006, for $50,000,000 in aggregate principal amount of 6.09% Senior Notes due June 6, 2016 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.8	Form of 6.09% Senior Note due June 6, 2016 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.9	Assumption and Guaranty Agreement, by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree Media Investments, L.P. in favor of the holders of the 6.09% Senior Notes due June 6, 2016 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

Exhibit No.	Description of Exhibit

4.10	Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the purchasers named therein, dated as of November 8, 2006, for $50,000,000 in aggregate principal amount of 5.82% Senior Notes due November 8, 2016 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.11	Form of 5.82% Senior Note due November 8, 2016 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 2 2011).

4.12	Assumption and Guaranty Agreement, by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree Media Investments, L.P. in favor of the holders of the 5.82% Senior Notes due November 8, 2016 (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.13	Amendment and Waiver to the June 25, 2001 Note Purchase Agreement, the June 14, 2004 Note Purchase Agreement, the June 6, 2006 Note Purchase Agreement and the November 8, 2006 Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the other parties thereto, dated as of May 16, 2007 (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.14	Second Amendment and Waiver to the June 25, 2001 Note Purchase Agreement, the June 14, 2004 Note Purchase Agreement, the June 6, 2006 Note Purchase Agreement and the November 8, 2006 Note Purchase Agreement, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and the other parties thereto, dated as of July 6, 2010 (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.15	Indenture, dated as of November 24, 2009, by and among Oaktree Capital Management, L.P., as Issuer, Oaktree Capital Group, LLC, Oaktree Capital Group Holdings, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P., each an Initial Guarantor, and Wells Fargo Bank, National Association, as Trustee, with respect to 6.75% Senior Notes Due 2019 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.1	Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.2	Amended and Restated Limited Partnership Agreement of Oaktree Capital II, L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.3	Limited Partnership Agreement of Oaktree Capital Management, L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.4	Amended and Restated Limited Partnership Agreement of Oaktree Capital Management (Cayman), L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

Exhibit No.	Description of Exhibit

10.5	Second Amended and Restated Limited Partnership Agreement of Oaktree Investment Holdings, L.P., dated as of May 25, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.6	Second Amended and Restated Limited Partnership Agreement of Oaktree AIF Investments, L.P., dated as of October 29, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.7	Second Amended and Restated Tax Receivable Agreement, dated as of March 29, 2012, by and among Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Investment Holdings, L.P., Oaktree AIF Investments, L.P. and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.8	Second Amended and Restated Exchange Agreement, dated as of March 29, 2012, by and among Oaktree Capital Group, LLC, OCM Holdings I, LLC, Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., Oaktree Holdings, Ltd., Oaktree Capital Group Holdings, L.P. and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.9	Form of Registration Rights Agreement by and among Oaktree Capital Group, LLC and the selling unitholders named therein (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 2, 2012).

10.10	Credit Agreement, dated as of January 7, 2011, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P., the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and HSBC Securities (USA), Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.11	Form of Indemnification Agreement by and between Oaktree Capital Management, L.P. and the director or officer named therein (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 20, 2011).

10.12*	2007 Oaktree Capital Group Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.13*	Phantom Equity Plan of Oaktree Capital Group, LLC and its Affiliates, effective as of January 1, 2008 and form of award agreement thereunder (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.14*	Summary Employment Agreement by and among Oaktree Capital Management Limited and Howard Marks, dated as of September 26, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

Exhibit No.	Description of Exhibit

10.15*	Summary Employment Agreement by and among Oaktree Capital Management, L.P. and Kevin Clayton, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.16*	Form of Management Fee Sharing Letter Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.17*	Form of Profit Sharing Letter Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.18*	Fifth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP I, L.P., dated as of July 28, 2011 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.19*	Fifth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP II, L.P., dated as of July 28, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.20*	Third Amended and Restated Limited Partnership Agreement of Oaktree Fund GP III, L.P., dated as of July 28, 2011 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.21*	Form of Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2011).

10.22	Senior Secured Revolving Credit Agreement, dated as of October 7, 2011, by and among Oaktree Finance, LLC, the Lenders party thereto and SunTrust Bank, as Administrative Agent, Swingline Lender and Issuing Bank (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 2, 2012).

10.23	Guarantee Agreement, dated as of October 7, 2011, by and among Oaktree Capital Group, LLC, Oaktree Capital Group Holdings, L.P. and SunTrust Bank, as Administrative Agent (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.24*	Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 24, 2012).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit No.	Description of Exhibit

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

†	To be furnished by amendment within 30 days pursuant to Rule 405(a)(ii)(2) of Regulation S-T.