Form 10-Q
period 2012-06-30
Oaktree Capital Group, LLC
filed 2012-08-10
CIK 1403528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 9, 2012, there were 30,180,933 Class A units and 120,295,753 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds and liquidation of our old funds; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the section captioned “Risk Factors” in our prospectus dated April 11, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on April 12, 2012 in accordance with Rule 424(b) of the Securities Act and is accessible on the SEC’s website at www.sec.gov, as amended in Part II, Item 1A of this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.

Forward-looking statements speak only as of the date of this quarterly report. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this quarterly report, unless the context otherwise requires:

“Oaktree,” “OCG,” “we,” “us,” “our” or “our Company” refers to Oaktree Capital Group, LLC and, where applicable, its predecessor, Oaktree Capital Management, LLC, and the respective subsidiaries and affiliates of such entities.

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

“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the fund-level leverage that generates management fees and the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments. Our assets under management amounts include assets under management for which we do not charge a management fee or earn incentive income. Our definition of assets under management is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of assets under management and the two assets under management-related metrics discussed in this quarterly report may not be directly comparable to the assets under management metrics of other investment managers.

“consolidated funds” refers to those funds that Oaktree consolidates through a majority voting interest or otherwise, including those funds in which Oaktree as the general partner is presumed to have control.

“funds” refers to investment funds and, where applicable, separate accounts that are managed by us or our subsidiaries.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Financial Condition

($ in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash-equivalents	$279,311	$297,230
U.S. Treasury and government agency securities	376,224	381,697
Investments in limited partnerships	126,034	121,825
Due from affiliates	44,316	31,826
Deferred tax assets	168,110	72,986
Other assets	117,203	110,181
Assets of consolidated funds:
Cash and cash-equivalents	3,295,424	3,208,429
Investments, at fair value	38,835,612	38,614,226
Dividends and interest receivable	215,146	268,162
Due from brokers	837,055	903,685
Receivable for securities sold	224,639	59,678
Derivative assets, at fair value	147,421	115,980
Other assets	104,274	108,251

Total assets	$44,770,769	$44,294,156

Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$123,133	$185,597
Accounts payable, other accrued expenses and other liabilities	48,744	63,108
Due to affiliates	140,239	57,574
Debt obligations	626,429	652,143
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	17,972	52,600
Payables for securities purchased	440,881	398,714
Securities sold short, at fair value	188,183	213,727
Derivative liabilities, at fair value	83,023	68,414
Distributions payable	170,188	379,555
Borrowings under revolving credit facilities	218,961	50,117

Total liabilities	2,057,753	2,121,549

Commitments and contingencies

Non-controlling redeemable interests in consolidated funds	41,458,338	41,048,607

Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 30,180,933 and 22,664,100 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Class B units, no par value, unlimited units authorized, 120,250,753 and 125,847,115 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Class C units, no par value, unlimited units authorized, 0 and 13,000 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Paid-in capital	682,292	634,739
Accumulated deficit	(401,386)	(444,713)
Accumulated other comprehensive loss	(2,136)	(1,884)

Class A unitholders’ capital	278,770	188,142
OCGH non-controlling interest in consolidated subsidiaries	975,908	935,858

Total unitholders’ capital	1,254,678	1,124,000

Total liabilities and unitholders’ capital	$44,770,769	$44,294,156

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Management fees	$29,207	$31,415	$61,227	$70,053
Incentive income	—	6,478	5,048	12,289

Total revenues	29,207	37,893	66,275	82,342

Expenses:
Compensation and benefits	(80,302)	(83,919)	(164,766)	(162,231)
Incentive income compensation expense	(60,965)	(41,229)	(88,722)	(94,995)
Compensation expense for vesting of OCGH units	(7,795)	(235,393)	(19,984)	(472,550)

Total compensation and benefits expense	(149,062)	(360,541)	(273,472)	(729,776)
General, administrative and other expenses	(24,166)	(27,926)	(50,101)	(50,404)
Consolidated fund expenses	(33,780)	(32,917)	(51,002)	(51,851)

Total expenses	(207,008)	(421,384)	(374,575)	(832,031)

Other income (loss):
Interest expense	(11,860)	(13,584)	(22,850)	(26,475)
Interest and dividend income	463,873	800,957	1,003,491	1,535,639
Net realized gain on consolidated funds’ investments	733,521	513,583	1,807,659	1,273,844
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(180,216)	(737,362)	625,607	(58,734)
Investment income	3,705	4,343	9,385	7,038
Other income, net	6,326	844	8,593	81

Total other income	1,015,349	568,781	3,431,885	2,731,393

Income before income taxes	837,548	185,290	3,123,585	1,981,704
Income taxes	(13,925)	(7,582)	(21,692)	(14,592)

Net income	823,623	177,708	3,101,893	1,967,112
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(673,673)	(279,918)	(2,798,445)	(2,106,319)
Net (income) loss attributable to OCGH non-controlling interest in consolidated subsidiaries	(125,231)	81,851	(260,121)	108,721

Net income (loss) attributable to Oaktree Capital Group, LLC	$24,719	$(20,359)	$43,327	$(30,486)

Distributions declared per Class A unit (1)	$0.55	$0.64	$0.97	$1.54

Income (loss) per unit (basic and diluted):
Net income (loss) per Class A unit	$0.84	$(0.90)	$1.66	$(1.34)

Weighted average number of Class A units outstanding	29,586	22,677	26,137	22,677

(1)	All references to Class A units in these financial statements give effect to the conversion of our previously outstanding 13 Class C units into Class A units on a one-for-one basis in April 2012.

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

Three Months Ended June 30, 2012	Oaktree Capital Group, LLC	OCGH Non- Controlling Interest in Consolidated Subsidiaries	Non- Controlling Redeemable Interests in Consolidate Funds	Total
Net income	$24,719	$125,231	$673,673	$823,623

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(200)	(818)	—	(1,018)
Unrealized loss on interest rate swap designated as cash flow hedge	(205)	(839)	—	(1,044)

Other comprehensive loss, net of tax	(405)	(1,657)	—	(2,062)

Total comprehensive income	24,314	123,574	673,673	821,561
Less: Comprehensive income attributable to non-controlling interests	—	(123,574)	(673,673)	(797,247)

Comprehensive income attributable to Oaktree Capital Group, LLC	$24,314	$—	$—	$24,314

Three Months Ended June 30, 2011
Net income (loss)	$(20,359)	$(81,851)	$279,918	$177,708

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	54	296	—	350
Unrealized loss on interest rate swap designated as cash flow hedge	(721)	(4,003)	—	(4,724)

Other comprehensive loss, net of tax	(667)	(3,707)	—	(4,374)

Total comprehensive income (loss)	(21,026)	(85,558)	279,918	173,334
Less: Comprehensive (income) loss attributable to non-controlling interests	—	85,558	(279,918)	(194,360)

Comprehensive loss attributable to Oaktree Capital Group, LLC	$(21,026)	$—	$—	$(21,026)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)—Continued

(in thousands)

Six Months Ended June 30, 2012	Oaktree Capital Group, LLC	OCGH Non- Controlling Interest in Consolidated Subsidiaries	Non- Controlling Redeemable Interests in Consolidated Funds	Total
Net income	$43,327	$260,121	$2,798,445	$3,101,893

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(69)	(100)	—	(169)
Unrealized loss on interest rate swap designated as cash flow hedge	(183)	(716)	—	(899)

Other comprehensive loss, net of tax	(252)	(816)	—	(1,068)

Total comprehensive income	43,075	259,305	2,798,445	3,100,825
Less: Comprehensive income attributable to non-controlling interests	—	(259,305)	(2,798,445)	(3,057,750)

Comprehensive income attributable to Oaktree Capital Group, LLC	$43,075	$—	$—	$43,075

Six Months Ended June 30, 2011
Net income (loss)	$(30,486)	$(108,721)	$2,106,319	$1,967,112

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	217	1,207	—	1,424
Unrealized loss on interest rate swap designated as cash flow hedge	(478)	(2,647)	—	(3,125)

Other comprehensive loss, net of tax	(261)	(1,440)	—	(1,701)

Total comprehensive income (loss)	(30,747)	(110,161)	2,106,319	1,965,411
Less: Comprehensive (income) loss attributable to non-controlling interests	—	110,161	(2,106,319)	(1,996,158)

Comprehensive loss attributable to Oaktree Capital Group, LLC	$(30,747)	$—	$—	$(30,747)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,101,893	$1,967,112
Adjustments to reconcile net income to net cash provided by operating activities:
Investment income	(9,385)	(7,038)
Depreciation and amortization	3,672	3,107
Compensation expense for vesting of OCGH units	19,984	472,550
Net realized and unrealized gains from consolidated funds’ investments	(2,433,266)	(1,215,110)
Amortization of original issue and market discount of consolidated funds’ investments	(61,374)	(109,383)
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(3,204)	(9,825)
Decrease in net due to affiliates	(9,815)	(8,837)
Decrease in accounts payable, other accrued expenses and other liabilities	(70,927)	(65,075)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease (increase) in dividends and interest receivable	52,945	(478)
Decrease (increase) in due from brokers	66,630	(25,234)
Increase in receivables for securities sold	(164,961)	(46,995)
Increase (decrease) in payables for securities purchased	42,167	(244,179)
Purchases of securities	(6,779,452)	(7,479,297)
Proceeds from maturities and sales of securities	8,936,239	9,580,077

Net cash provided by operating activities	2,691,146	2,811,395

Cash flows from investing activities:
Purchases of U.S. Treasury and government agency securities	(129,527)	(277,066)
Proceeds from maturities and sales of U.S. Treasury and government agency securities	135,000	45,000
Investments in limited partnerships	(7,292)	(12,878)
Distributions from limited partnerships	12,468	9,158
Purchases of fixed assets	(3,517)	(4,167)

Net cash provided by (used in) investing activities	7,132	(239,953)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$300,000
Payment of debt issuance costs	—	(2,611)
Repayments of debt obligations	(25,714)	(36,429)
Issuance of Class A units	322,260	—
Purchases of Oaktree Operating Group units	(322,935)	(39,623)
Repurchase and cancellation of Class A units	(14,132)	—
Distributions to Class A unitholders	(26,347)	(34,922)
Distributions to OCGH unitholders	(166,022)	(289,496)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	3,281,270	3,249,993
Distributions to non-controlling interests	(5,842,026)	(7,808,663)
Borrowings on revolving credit facilities	502,492	192,139
Repayments on revolving credit facilities	(331,822)	(177,670)

Net cash used in financing activities	(2,622,976)	(4,647,282)

Effect of exchange rate changes on cash	(6,226)	12,210

Net increase (decrease) in cash and cash-equivalents	69,076	(2,063,630)
Cash and cash-equivalents, beginning balance	3,505,659	6,305,754

Cash and cash-equivalents, ending balance	$3,574,735	$4,242,124

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)

(in thousands)

	Oaktree Capital Group, LLC						OCGH Non- Controlling Interest in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Class C Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2011	22,664	125,847	13	$634,739	$(444,713)	$(1,884)	$935,858	$1,124,000

Activity for the six months ended June 30, 2012:
Issuance of Class A units	7,904	—	—	322,260	—	—	—	322,260
Issuance of Class B units	—	2,313	—	—	—	—	—	—
Forfeitures of Class B units	—	(5)	—	—	—	—	—	—
Conversion of Class C Units into Class A Units	13	—	(13)	—	—	—	—	—
Repurchase and cancellation of Class A Units	(400)	—	—	(14,132)	—	—	—	(14,132)
Cancellation of Class B Units	—	(7,904)	—	—	—	—	—	—
Purchase of Oaktree Operating Group units from OCGH Unitholders	—	—	—	(322,260)	—	—	—	(322,260)
Deferred tax effect resulting from the purchase of Oaktree Operating Group units	—	—	—	15,490	—	—	—	15,490
Repurchase and cancellation of OCGH Units	—	—	—	—	—	—	(675)	(675)
Equity reallocation between controlling and non-controlling interests	—	—	—	69,175	—	—	(69,175)	—
Capital increase related to equity-based compensation	—	—	—	3,367	—	—	16,617	19,984
Distributions declared	—	—	—	(26,347)	—	—	(166,022)	(192,369)
Net income	—	—	—	—	43,327	—	260,121	303,448
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(69)	(100)	(169)
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax	—	—	—	—	—	(183)	(716)	(899)

Unitholders’ capital as of June 30, 2012	30,181	120,251	—	$682,292	$(401,386)	$(2,136)	$975,908	$1,254,678

Unitholders’ capital as of December 31, 2010	22,664	125,431	13	$549,466	$(348,741)	$(372)	$1,036,363	$1,236,716

Activity for the six months ended June 30, 2011:
Issuance of Class B units	—	1,523	—	—	—	—	—	—
Forfeitures of Class B Units	—	(17)	—	—	—	—	—	—
Cancellation of Class B Units	—	(1,075)	—	—	—	—	—	—
Repurchase and cancellation of OCGH Units	—	—	—	—	—	—	(39,623)	(39,623)
Equity reallocation between controlling and non-controlling interests	—	—	—	(6,419)	—	—	6,419	—
Capital increase related to equity-based compensation	—	—	—	72,048	—	—	400,502	472,550
Contributions	—	—	—	—	—	—	848	848
Distributions declared	—	—	—	(34,922)	—	—	(290,344)	(325,266)
Net loss	—	—	—	—	(30,486)	—	(108,721)	(139,207)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	217	1,207	1,424
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax	—	—	—	—	—	(478)	(2,647)	(3,125)

Unitholders’ capital as of June 30, 2011	22,664	125,862	13	$580,173	$(379,227)	$(633)	$1,004,004	$1,204,317

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

Initial public offering

On April 12, 2012, the Company listed its Class A units on the New York Stock Exchange (“NYSE”). In connection with the listing, the Company sold 7,888,864 Class A units and selling unitholders sold 954,159 Class A units. Upon the completion of the initial public offering, the Company owned approximately 20% of the Oaktree Operating Group and the Company’s principals controlled 98% of the total combined voting power of the Company’s units entitled to vote. The Company did not receive any of the proceeds from the sale of Class A units by the selling unitholders, and used the offering proceeds from the issuance of units to acquire interests in the Company’s business from its principals, employees (including former employees) and other investors.

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

Hedging and other derivatives

The Company is exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of its business. The Company addresses these risks as part of its overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, the Company may enter into interest rate swaps to manage all or a portion of the interest rate risk associated with its variable rate borrowings. The Company’s investments in limited partnerships include investments denominated in currencies other than the U.S. dollar, which is the Company’s functional currency and, consequently, are subject to fluctuations in foreign currency exchange rates. The Company also receives management fees and pays expenses in currencies other than the U.S. dollar for certain funds. To manage the risk associated with foreign currency exchange gains and losses generated by the remeasurement of these investments, management fees and

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

expenses denominated in non-functional currencies, the Company may enter into currency option and forward contracts to offset some of the foreign exchange risk on expected future cash flows.

As a result of the use of derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company enters into contracts with certain major financial institutions that have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

The Company recognizes all derivatives as assets or liabilities on its condensed consolidated statements of financial condition at fair value. When the Company enters into a derivative contract, the Company may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current period earnings and thus deemed to be economic hedges, hedge accounting is not applied.

Derivatives that are designated as hedging instruments are classified as either (a) a hedge of a recognized asset or liability (“fair value hedge”); (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (c) a hedge of a net investment in a foreign operation. For a fair value hedge, the Company records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same caption in the condensed consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current period earnings. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. For a derivative that is not designated as a hedging instrument (“free standing derivative”), the Company records changes in fair value in current period earnings.

The Company formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives, strategy for undertaking the hedge transaction and evaluation of effectiveness of its hedged transaction. On a quarterly basis, the Company formally assesses whether the derivative it designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in estimated fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and remaining amounts in other comprehensive income are released to earnings.

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

Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available, are valued by management using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “—Non-publicly traded equity and real estate investments.”

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

Credit-oriented investments

Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker-dealers.

The market yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral and/or the underlying value of the borrower utilizing techniques described below under “Non-Publicly Traded Equity and Real Estate Investments.”

Non-publicly traded equity and real estate investments

The fair values of equity and real estate investments are determined by using a cost approach, market approach or income approach. A cost approach is based upon the current cost of reproducing a real estate investment less deterioration and functional and economic obsolescence. A market approach utilizes valuations of comparable public companies and transactions and generally seeks to establish the enterprise value of the portfolio company or investment property using a market multiple approach. This approach takes into account a specific financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company or investment property. Consideration may also be given to such factors as acquisition price of the security or investment property, historical and projected operational and

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

financial results for the portfolio company, the strengths and weaknesses of the portfolio company or investment property relative to its comparable companies or properties, industry trends, general economic and market conditions and other factors deemed relevant. The income approach is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.

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

Revision to condensed consolidated statements of cash flows

The Company has corrected amounts related to distributions to non-controlling redeemable interests in consolidated funds and purchases of securities. For the six months ended June 30, 2011, the impact was $73,694, decreasing net cash used in financing activities from the previously reported $4,720,976 to $4,647,282 and decreasing net cash provided by operating activities from the previously reported $2,885,089 to $2,811,395. This revision had no impact on the net change in cash and cash-equivalents as previously reported. Management has determined that this change was not material and, accordingly, management has revised the condensed consolidated statement of cash flows for the six months ended June 30, 2011.

Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period presentation.

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

In December 2011, the FASB issued amended guidance requiring enhanced disclosures that will enable users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The amendments are effective for fiscal years and interim periods within those years beginning after December 31, 2012. The Company does not expect that adoption of this guidance will have a material impact on its condensed consolidated financial statements.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE

Investments held and securities sold short in the consolidated funds are summarized below:

	Fair value at		Fair value as a percentage of investments of consolidated funds at
Investments:	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
United States:
Fixed income securities:
Consumer discretionary	$7,055,583	$7,656,687	18.2%	19.9%
Consumer staples	597,680	394,897	1.5	1.0
Energy	447,123	551,850	1.2	1.4
Financials	1,524,608	1,398,771	3.9	3.6
Health care	583,012	508,947	1.5	1.3
Industrials	2,608,092	2,976,294	6.7	7.7
Information technology	810,749	764,642	2.1	2.0
Materials	782,114	1,050,651	2.0	2.7
Telecommunication services	201,276	262,830	0.5	0.7
Utilities	1,993,041	2,108,998	5.1	5.5

Total fixed income securities (cost: $15,708,412 and $16,966,996 at June 30, 2012 and December 31, 2011, respectively)	16,603,278	17,674,567	42.7	45.8

Equity securities:
Consumer discretionary	3,298,135	3,189,373	8.6	8.3
Consumer staples	550,334	299,673	1.4	0.8
Energy	504,147	542,490	1.3	1.4
Financials	4,438,835	3,296,925	11.4	8.5
Health care	128,737	140,509	0.3	0.4
Industrials	1,158,670	1,021,423	3.0	2.6
Information technology	83,479	72,613	0.2	0.2
Materials	1,253,566	1,490,285	3.2	3.9
Telecommunication services	14,398	458,033	0.0	1.2
Utilities	183,550	13,050	0.5	0.0

Total equity securities (cost: $10,591,279 and $10,088,110 at June 30, 2012 and December 31, 2011, respectively)	11,613,851	10,524,374	29.9	27.3

Europe:
Fixed income securities:
Consumer discretionary	1,771,265	1,369,006	4.6	3.5
Consumer staples	324,106	366,268	0.8	1.0
Energy	162,811	68,689	0.4	0.2

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Fair value at		Fair value as a percentage of investments of consolidated funds at
Investments:	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Financials	$527,026	$458,177	1.3%	1.2%
Health care	30,143	52,098	0.1	0.1
Industrials	530,193	550,122	1.4	1.4
Information technology	24,628	40,348	0.1	0.1
Materials	666,055	697,314	1.7	1.8
Telecommunication services	75,316	28,835	0.2	0.1
Utilities	28,318	48,093	0.1	0.1

Total fixed income securities (cost: $4,166,233 and $3,723,747 at June 30, 2012 and December 31, 2011, respectively)	4,139,861	3,678,950	10.7	9.5

Equity securities:
Consumer discretionary	127,087	220,504	0.3	0.6
Consumer staples	1,243,479	1,258,840	3.2	3.3
Energy	92,586	—	0.3	—
Financials	1,057,493	896,977	2.7	2.3
Industrials	1,336	6,239	0.0	0.0
Materials	593,820	713,933	1.5	1.8

Total equity securities (cost: $2,467,859 and $2,352,879 at June 30, 2012 and December 31, 2011, respectively)	3,115,801	3,096,493	8.0	8.0

Asia and other:
Fixed income securities:
Consumer discretionary	1,164,354	1,274,605	3.0	3.3
Consumer staples	4,539	6,821	0.0	0.0
Energy	61,650	221,786	0.2	0.6
Financials	22,564	31,726	0.1	0.1
Health care	4,839	—	0.0	—
Industrials	58,123	27,996	0.1	0.1
Information technology	29,489	94,727	0.1	0.2
Materials	77,931	64,049	0.2	0.2
Telecommunication services	2,561	2,186	0.0	0.0
Utilities	134,757	129,356	0.3	0.3

Total fixed income securities (cost: $1,535,156 and $1,789,520 at June 30, 2012 and December 31, 2011, respectively)	1,560,807	1,853,252	4.0	4.8

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Fair value at		Fair value as a percentage of investments of consolidated funds at
Investments:	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Asia and other:
Equity securities:
Consumer discretionary	$109,378	$125,039	0.3%	0.3%
Consumer staples	73,023	80,728	0.2	0.2
Energy	32,456	55,973	0.1	0.1
Financials	770,979	801,538	2.0	2.1
Health care	83	76	0.0	0.0
Industrials	645,290	491,080	1.7	1.3
Information technology	66,197	63,949	0.2	0.2
Materials	76,613	54,714	0.2	0.1
Telecommunication services	5,842	16,073	0.0	0.0
Utilities	22,153	97,420	0.0	0.3

Total equity securities (cost: $1,685,205 and $1,607,983 at June 30, 2012 and December 31, 2011, respectively)	1,802,014	1,786,590	4.7	4.6

Total fixed income securities	22,303,946	23,206,769	57.4	60.1
Total equity securities	16,531,666	15,407,457	42.6	39.9

Total investments, at fair value	$38,835,612	$38,614,226	100.0%	100.0%

Securities sold short:
Fixed income securities	$—	$(12,450)
Equity securities	(188,183)	(201,277)

Total securities sold short, at fair value	$(188,183)	$(213,727)

At June 30, 2012 and December 31, 2011, no single issuer or investment, including derivative instruments, had a fair value which exceeded 5% of Oaktree’s total consolidated net assets.

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

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Investments and other financial instruments	$726,150	$(302,518)	$435,759	$(600,415)
Total return and credit default swaps (a)	19,538	18,938	7,382	(4,710)
Foreign currency forward contracts (a)	(1,913)	98,624	72,764	(122,643)
Options and futures (a)	(10,254)	4,740	(2,322)	(9,594)

Total	$733,521	$(180,216)	$513,583	$(737,362)

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Investments and other financial instruments	$1,726,808	$587,203	$1,603,817	$(53,202)
Total return and credit default swaps (a)	30,464	36,122	12,727	20,953
Foreign currency forward contracts (a)	62,904	(2,194)	(338,613)	10,442
Options and futures (a)	(12,517)	4,476	(4,087)	(36,927)

Total	$1,807,659	$625,607	$1,273,844	$(58,734)

(a)	Please see note 5 for additional information.

4. FAIR VALUE

Fair value of financial assets and liabilities

Carrying value approximates fair value for cash and cash-equivalents, U.S. Treasury and government agency securities, receivables, consolidated fund credit facilities and accounts payable and accrued expenses, due to the short-term nature of these items. The fair value of debt obligations is a Level III valuation that is estimated based on the current rates offered to Oaktree for debt of similar terms and maturities. The fair value of debt obligations was $655.5 million and $684.2 million as of June 30, 2012 and December 31, 2011, respectively, utilizing average borrowing rates of 3.6% and 3.5%, respectively. A 10% increase in the average borrowing rate assumption would lower the fair value as of June 30, 2012 to $645.5 million, while a 10% decrease would increase the fair value to $666.0 million. The fair value of the Company’s interest rate swap, a Level II valuation, is included in accounts payable, other accrued expenses and other liabilities and was $8.5 million as of June 30, 2012 and $7.6 million as of December 31, 2011.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

Fair value of financial instruments held by consolidated funds

The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair value hierarchy levels as of June 30, 2012:

	Level I	Level II	Level III	Total
Corporate debt—bank debt	$—	$8,954,658	$2,424,016	$11,378,674
Corporate debt—all other	—	7,870,595	3,054,677	10,925,272
Equities—common stock	3,993,627	339,351	7,422,030	11,755,008
Equities—preferred stock	1,307	25,627	1,090,596	1,117,530
Real estate	—	71,999	3,559,548	3,631,547
Other	1,904	5,712	19,965	27,581

Total investment securities	$3,996,838	$17,267,942	$17,570,832	$38,835,612

Securities sold short—equities	$(188,183)	$—	$—	$(188,183)

Options written	$—	$(581)	$—	$(581)
Swaps (net)—corporate debt	—	33,409	—	33,409
Forward contracts (net)	—	33,121	—	33,121
Futures	(1,551)	—	—	(1,551)

The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair value hierarchy levels as of December 31, 2011:

	Level I	Level II	Level III	Total
Corporate debt—bank debt	$—	$10,173,773	$1,978,637	$12,152,410
Corporate debt—all other	—	7,899,118	3,155,241	11,054,359
Equities—common stock	4,383,599	472,796	6,349,335	11,205,730
Equities—preferred stock	1,869	3,608	1,133,725	1,139,202
Real estate	—	—	3,037,624	3,037,624
Other	1,594	4,483	18,824	24,901

Total investment securities	$4,387,062	$18,553,778	$15,673,386	$38,614,226

Corporate debt	$—	$(12,450)	$—	$(12,450)
Equities	(201,277)	—	—	(201,277)

Total securities sold short	$(201,277)	$(12,450)	$—	$(213,727)

Options written	$—	$(2,468)	$—	$(2,468)
Swaps (net)—corporate debt	—	(1,569)	—	(1,569)
Forward contracts (net)	—	53,738	—	53,738
Futures	(2,135)	—	—	(2,135)

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate debt – bank debt	Corporate debt – all other	Equities – common stock	Equities – preferred stock	Real estate	Other	Total
Three months ended June 30, 2012:
Beginning balance	$2,720,357	$3,570,969	$6,613,693	$1,100,388	$3,376,428	$18,839	$17,400,674
Transfers into Level III	68,038	44,376	286,535	1,761	17,275	—	417,985
Transfers out of Level III	(186,414)	(81,365)	(8,088)	(11,873)	—	—	(287,740)
Purchases	189,629	293,499	454,453	32,109	632,392	—	1,602,082
Sales	(333,151)	(853,066)	(28,096)	(3,411)	(620,959)	—	(1,838,683)
Realized gains (losses), net	9,510	95,070	(32,686)	989	253,764	—	326,647
Unrealized appreciation (depreciation), net	(43,953)	(14,806)	136,219	(29,367)	(99,352)	1,126	(50,133)

Ending balance	$2,424,016	$3,054,677	$7,422,030	$1,090,596	$3,559,548	$19,965	$17,570,832

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$115,529	$20,447	$154,290	$(24,640)	$32,198	$1,126	$298,950

Three months ended June 30, 2011:
Beginning balance	$1,355,999	$3,323,699	$6,004,741	$715,237	$1,108,083	$14,545	$12,522,304
Transfers into Level III	43,124	93,685	—	—	161	—	136,970
Transfers out of Level III	(70,097)	(92,461)	(88,799)	(57,408)	(935)	(1)	(309,701)
Purchases	278,966	392,345	289,634	615	426,263	824	1,388,647
Sales	(15,423)	(165,478)	(21,774)	(3,855)	(76,005)	—	(282,535)
Realized gains (losses), net	(7,053)	(76,557)	13,406	1,710	4,772	—	(63,722)
Unrealized appreciation (depreciation), net	55,683	(15,290)	141,181	10,946	2,017	(804)	193,733

Ending balance	$1,641,199	$3,459,943	$6,338,389	$667,245	$1,464,356	$14,564	$13,585,696

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$31,629	$166,539	$72,332	$7,096	$8,658	$(805)	$285,449

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Corporate debt – bank debt	Corporate debt – all other	Equities – common stock	Equities – preferred stock	Real estate	Other	Total
Six months ended June 30, 2012:
Beginning balance	$1,978,637	$3,155,241	$6,349,335	$1,133,725	$3,037,624	$18,824	$15,673,386
Transfers into Level III	375,612	372,016	464,639	6,987	17,275	—	1,236,529
Transfers out of Level III	(219,645)	(200,775)	(359,682)	(100,064)	(5,353)	—	(885,519)
Purchases	703,629	412,072	682,612	43,561	879,724	—	2,721,598
Sales	(363,540)	(863,895)	(84,730)	(3,857)	(654,578)	—	(1,970,600)
Realized gains (losses), net	9,893	100,293	(61,025)	(3,199)	259,096	—	305,058
Unrealized appreciation (depreciation), net	(60,570)	79,725	430,881	13,443	25,760	1,141	490,380

Ending balance	$2,424,016	$3,054,677	$7,422,030	$1,090,596	$3,559,548	$19,965	$17,570,832

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(9,546)	$132,093	$285,098	$14,295	$157,309	$1,141	$580,390

Six months ended June 30, 2011:
Beginning balance	$1,330,000	$3,321,051	$5,774,231	$735,855	$985,051	$16,176	$12,162,364
Transfers into Level III	94,022	245,773	161	95	1,096	1	341,148
Transfers out of Level III	(82,690)	(179,409)	(94,200)	(57,408)	(935)	(1)	(414,643)
Purchases	658,257	1,064,645	563,459	8,236	558,865	1,322	2,854,784
Sales	(425,014)	(980,120)	(173,435)	(58,122)	(97,415)	—	(1,734,106)
Realized gains (losses), net	11,630	(82,346)	8,393	(9,706)	7,333	—	(64,696)
Unrealized appreciation (depreciation), net	54,994	70,349	259,780	48,295	10,361	(2,934)	440,845

Ending balance	$1,641,199	$3,459,943	$6,338,389	$667,245	$1,464,356	$14,564	$13,585,696

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$27,314	$205,468	$174,747	$22,841	$17,002	$(2,935)	$444,437

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.

There were no transfers between Level I and Level II for the periods presented.

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

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following table sets forth a summary of valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III investments as of June 30, 2012:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs(7)(8)(9)
Credit-oriented
investments:

	$1,525,368	Discounted cash flow(1)	Discount rate (range: 7% – 16%)

	1,280,623	Market approach (comparable companies)(2)	Earnings multiple(3) (range: 4x – 16x)

	218,256	Market approach (value of underlying assets)(2),(4)	Underlying asset multiple (range: 1x – 1.2x)

	1,230,611	Recent transaction price(5)	Not applicable

	1,223,835	Broker quotations(6)	Not applicable

Equity investments:

	5,875,654	Market approach (comparable companies)(2)	Earnings multiple(3) (range: 4x – 16x)

	1,442,814	Market approach (value of underlying assets)(2),(4)	Underlying asset multiple (range: 1x – 1.2x)

	1,194,158	Recent transaction price(5)	Not applicable

Real estate-oriented
investments:

	1,992,612	Discounted cash flow(1)	Discount rate (range: 8% – 38%)

Terminal capitalization rate (range: 6% – 11%)

Direct capitalization rate (range: 7% – 9%)

Net operating income growth rate (range: 2% – 27%)

Absorption rate (range: 13% – 67%)

	368,714	Market approach (comparable companies)(2),(4)	Earnings multiple(3) (range: 12x – 14x)

	472,075	Market approach (value of underlying assets)(2),(4)	Underlying asset multiple (range: 1.2x – 1.3x)

	726,147	Recent transaction price(5)	Not applicable
Other	19,965

Total Level III investments	$17,570,832

(1)	A discounted cash flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer and certain real estate-oriented investments.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

(2)	A market approach is generally used to value distressed investments and investments in which the consolidated funds have a controlling interest in the underlying issuer.

(3)	Earnings multiples are based on comparable public companies and transactions with comparable companies. The Company typically utilizes multiples of EBITDA, however in certain cases the Company may use other earnings multiples believed to be most relevant for the investment.

(4)	A market approach using the value of underlying assets utilizes a multiple, based on comparable companies, of underlying assets or the net book value of the portfolio company.

(5)	Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date, adjusted when appropriate based on consideration of any changes in significant unobservable inputs, valuations of comparable companies and other similar transactions. In other cases, the fair value may be based on a pending transaction expected to occur after the valuation date.

(6)	Certain investments are valued using broker quotes for the subject security and/or similar securities.

(7)	The significant unobservable input used in the fair value measurement of performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer is the discount rate. A significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement.

(8)	The significant unobservable input used in the market approach for the fair value measurement of distressed credit-oriented investments, credit oriented investments in which the consolidated funds have a controlling interest in the underlying issuer, equity investments, and certain real estate-oriented investments is a multiple of earnings or a multiple of underlying assets. A significant increase (decrease) in these multiples would result in a significantly higher (lower) fair value measurement.

(9)	The significant unobservable inputs used in the fair value measurement of real estate investments valued using a discounted cash flow analysis can include a discount rate, terminal capitalization rate, direct capitalization rate, net operating income growth rate and/or absorption rate. A significant increase (decrease) in a discount rate, terminal capitalization rate or direct capitalization rate would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in a net operating income growth rate or absorption rate would result in a significantly higher (lower) fair value measurement. Generally, a change in a net operating income growth rate or absorption rate would be accompanied by a directionally similar change in the discount rate.

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

Since December 31, 2011, there have been no changes in techniques utilized to value Level III investments that resulted in a material impact on the condensed consolidated financial statements.

5. HEDGES AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business. The Company addresses these risks as part of its overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. From time to time, the Company may enter into (a) currency option and forward contracts to reduce earnings and cash flow volatility associated with changes in foreign exchange rates or (b) interest rate swaps to manage all or a portion of the interest rate risk associated with its variable rate borrowings. As a result of the use of derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company enters into contracts with certain major financial institutions that have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

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

The Company had one derivative designated as a cash flow hedge at June 30, 2012 and December 31, 2011. This interest rate swap had a notional value of $255.0 million and $270.0 million as of June 30, 2012 and December 31, 2011, respectively. The hedge continued to be effective as of June 30, 2012.

Freestanding derivatives

Freestanding derivatives are instruments that the Company enters into as part of its overall risk management strategy. These derivative contracts are not designated as hedging instruments for accounting purposes and may include foreign exchange contracts, interest rate swaps and other derivative contracts. The fair value of freestanding derivative assets and liabilities are recorded within the same caption as the underlying hedged items in the condensed consolidated statements of financial condition.

The Company’s freestanding derivatives consisted of the following net forward currency sell contracts at June 30, 2012 and December 31, 2011:

June 30, 2012:	Contract amount in local currency	Contract amount in U.S. dollars	Market value in U.S. dollars	Net unrealized appreciation (depreciation)
Pound Sterling, expiring 7/6/12-4/5/13	18,765	$29,474	$28,569	$905
Euro, expiring 7/31/12-4/30/13	49,000	64,999	62,032	2,967
Japanese Yen, expiring 8/23/12-11/21/12	1,430,000	18,059	17,936	123

Total		$112,532	$108,537	$3,995

December 31, 2011:
Euro, expiring 1/31/12	16,000	$22,720	$20,733	$1,987
Japanese Yen, expiring 2/29/12	1,250,000	16,073	16,241	(168)

Total		$38,793	$36,974	$1,819

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The impact of freestanding derivative instruments (including both realized and unrealized gains and losses) on the condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign currency forward contracts:	2012	2011	2012	2011
General, administrative and other expense (1)	$2,260	$(1,300)	$3,024	$(3,344)

(1)	To the extent that the Company’s freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general, administrative and other expenses.

As of June 30, 2012 and December 31, 2011, the Company had not designated any derivatives as fair value hedges or hedges of net investments in foreign operations.

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

The impact of derivative instruments held by the consolidated funds on the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,
	2012		2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Total return and credit default swaps	$19,538	$18,938	$7,382	$(4,710)
Foreign currency forward contracts	(1,913)	98,624	72,764	(122,643)
Options and futures	(10,254)	4,740	(2,322)	(9,594)

Total	$7,371	$122,302	$77,824	$(136,947)

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Six Months Ended June 30,
	2012		2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Total return and credit default swaps	$30,464	$36,122	$12,727	$20,953
Foreign currency forward contracts	62,904	(2,194)	(338,613)	10,442
Options and futures	(12,517)	4,476	(4,087)	(36,927)

Total	$80,851	$38,404	$(329,973)	$(5,532)

6. DEBT OBLIGATIONS AND CREDIT FACILITIES

As of June 30, 2012 and December 31, 2011, the Company had the following debt obligations:

	June 30, 2012	December 31, 2011
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$21,429	$32,143
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$300,000, 3.19% rate as described below, term loan issued in January 2011, payable 2.5% per quarter through December 31, 2015, final $150,000 payment on January 6, 2016	255,000	270,000

Total remaining principal	$626,429	$652,143

Future principal payments of debt obligations are as follows:

Remainder of 2012	$15,000
2013	40,714
2014	40,715
2015	30,000
2016	250,000
Thereafter	250,000

Total	$626,429

As of June 30, 2012 and December 31, 2011, the Company was in compliance with all financial covenants associated with its senior notes and credit facilities.

As of January 7, 2011, the Company terminated the previously existing credit facility and executed a credit agreement for senior unsecured credit facilities (collectively, the “Credit Facilities”), consisting of a $300 million funded term loan (the “Term Loan”) and a $250 million revolving credit facility (the “Revolving Credit Facility”). At the Company’s election, outstanding borrowings bear

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

interest equal to LIBOR or the alternate base rate, as defined, plus a ratings-based margin. At the Company’s current rating, the Eurodollar margin equals 1.50%. The Company entered into an interest rate swap that, together with the margin for Eurodollar loans of 1.50% at the Company’s current rating, fixed the term loan’s annual interest rate at 3.19%. The Term Loan matures in January 2016, with quarterly amortization of 2.5% that commenced March 31, 2011, and a final principal payment of $150 million at maturity. The Revolving Credit Facility, which remains undrawn, expires in January 2014 and has a commitment fee payable at an annual rate of 0.20% on unused funds. The Credit Facilities contain typical financial covenants, including ones regarding a maximum leverage ratio of 2.5-to-1, minimum fixed charge coverage ratio of 2.5-to-1 and minimum required levels of assets under management and net worth (as defined) of $50 billion and $400 million, respectively.

Oaktree Finance, LLC (“Oaktree Finance”) was formed on May 3, 2011 as an adjacency to the Company’s mezzanine strategy. Oaktree Finance is an indirect wholly-owned subsidiary of the Company, focused on providing financing for larger middle-market companies. On May 11, 2011, Oaktree Finance filed a Form N-2 with the SEC to register an initial public offering of its shares. In connection with such an offering, Oaktree Finance planned to convert from a limited liability company to a corporation and elect to be treated as a business development company under the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”). On October 7, 2011, Oaktree Finance entered into a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) with a consortium of lenders that provides an initial borrowing capacity of $75 million and the ability to borrow an additional $150 million if certain specified conditions are met, including the completion of a public offering by Oaktree Finance. As of June 30, 2012 and December 31, 2011, there were no outstanding amounts under the Senior Secured Revolving Credit Facility.

On July 17, 2012, Oaktree Finance submitted a request with the SEC on Form RW for withdrawal of its registration statement on Form N-2, including all exhibits, as filed on May 11, 2011 and subsequent amendments. Oaktree Finance does not intend to pursue the contemplated public offering at this time. Such withdrawal did not have a material impact on the Company’s condensed consolidated financial statements. On July 20, 2012, Oaktree Finance terminated the Senior Secured Revolving Credit Facility, which was undrawn at such time.

Credit facilities of the consolidated funds

Certain of the consolidated funds maintain credit facilities to fund investments between capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds’ limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. The obligations of the consolidated funds are nonrecourse to the Company. As of June 30, 2012, the consolidated funds were in compliance with all covenants.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The consolidated funds had the following revolving bank credit facilities and term loans outstanding as of June 30, 2012 and December 31, 2011:

Credit agreement	Outstanding amount		Facility capacity	LIBOR margin (1)	Maturity	Commitment fee rate	LOC fee (2)
	June 30, 2012	December 31, 2011
Multi-currency term loan (3)	$48,801	$50,117	$275,000	3.00%	12/23/13	N.A.	N.A.
Revolving credit facility	—	—	$150,000	1.75%	12/15/13	0.35%	N.A.
Revolving credit facility	54,550	—	$125,000	1.75%	5/20/14	0.35%	N.A.
Revolving credit facility	—	—	$55,000	2.00%	9/15/13	0.35%	2.00%
Euro-denominated revolving credit facility	—	—	€55,000	1.50%	12/11/12	0.30%	1.50%
Euro-denominated revolving credit facility	40,610	—	€55,000	1.75%	12/17/13	0.30%	1.75% 2.00%	or
Revolving credit facility	—	—	$10,000	2.25%	9/01/12	0.38%	0.38%
Revolving credit facility	75,000	—	$75,000	1.75%	9/06/13	0.35%	2.30%

	$218,961	$50,117

(1)	The facilities bear interest at the borrower’s option of (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.
(2)	Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of June 30, 2012 and December 31, 2011, outstanding standby letters of credit totaled $61,884 and $75,884, respectively.
(3)	A four-year $275,000 aggregate principal amount term loan that consists of (a) a U.S. Dollar-denominated loan in an aggregate principal amount of $221,451, (b) a euro-denominated loan in an aggregate principal amount of €26,492 and (c) an Australian dollar-denominated loan in an aggregate principal amount of AU$17,660. The loan is guaranteed by the fund and, with certain limited exceptions, all of the subsidiaries of the fund, and is collateralized by both the unfunded capital commitments of the partners and, with certain exceptions, the portfolio investments of the fund and its subsidiaries. In connection with the term loan, $4,125 was paid to the administrative agent as a structuring fee and is being amortized over the 4-year life of the term loan.

7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS

The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Six Months Ended June 30,
	2012	2011
Beginning balance	$41,048,607	$44,466,116
Contributions	3,281,270	3,249,993
Distributions	(5,842,026)	(7,808,663)
Net income	2,798,445	2,106,319
Change in distributions payable	209,367	115,230
Change in deferred contributions	41,000	—
Foreign currency translation and other	(78,325)	196,944

Ending balance	$41,458,338	$42,325,939

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

8. UNITHOLDERS’ CAPITAL

The OCGH Unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is based on the proportionate share of Oaktree Operating Group units held by the OCGH Unitholders. As of June 30, 2012 and December 31, 2011, respectively, OCGH units represented 120,250,753 of the total 150,431,686 Oaktree Operating Group units and 125,847,115 units of the total 148,524,215 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,220,844 and $1,104,493 as of June 30, 2012 and December 31, 2011, respectively, the OCGH non-controlling interest was $975,908 and $935,858.

The net income (loss) attributable to OCGH non-controlling interest in consolidated subsidiaries is determined at the Oaktree Operating Group level, based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH Unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders (please see note 11).

In April 2012, all of the then-outstanding Class C units were converted into 13,000 Class A units on a one-for-one basis. In June 2012, the Company repurchased and subsequently cancelled 400,000 Class A units from an unrelated third party broker-dealer in a privately negotiated transaction. The aggregate purchase price was $14.1 million excluding commissions, which represents a per unit price of $35.30. The Company repurchased the Class A units using cash on hand.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following table sets forth a summary of the net income (loss) attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	121,205	125,847	124,479	126,057
Class A unitholders	29,586	22,677	26,137	22,677

Total weighted average units outstanding	150,791	148,524	150,616	148,734

Oaktree Operating Group net income (loss):
Net income (loss) attributable to OCGH non-controlling interest	$125,231	$(81,851)	$260,121	$(108,721)
Net income (loss) attributable to Class A unitholders	30,569	(14,748)	54,524	(19,575)

Oaktree Operating Group net income (loss)	$155,800	$(96,599)	$314,645	$(128,296)

Net income (loss) attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income (loss) attributable to Class A unitholders	$30,569	$(14,748)	$54,524	$(19,575)
Non-Operating Group other income	6,260	—	6,260	—
Non-Operating Group expenses	(100)	(257)	(278)	(441)
Income tax expense of Intermediate Holding Companies	(12,010)	(5,354)	(17,179)	(10,470)

Net income (loss) attributable to Oaktree Capital Group, LLC	$24,719	$(20,359)	$43,327	$(30,486)

Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group on the Company’s capital:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Oaktree Capital Group, LLC	$24,719	$(20,359)	$43,327	$(30,486)
Equity reallocation between controlling and non-controlling interests	71,647	(80)	69,175	(6,419)

Change from net income (loss) attributable to Oaktree Capital Group, LLC and transfers to non-controlling interest	$96,366	$(20,439)	$112,502	$(36,905)

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

9. EARNINGS PER UNIT

The weighted average units outstanding include both the Class A units and Class C units because both classes have the same economic interest on a per unit basis. The computations of net income (loss) per unit are set forth below (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average units outstanding:
Class A units outstanding	29,586	22,677	26,137	22,677
OCGH units exchangeable into Class A units (1)	—	—	—	—

Total weighted average units outstanding	29,586	22,677	26,137	22,677

Net income (loss) per Class A unit:
Net income (loss)	$24,719	$(20,359)	$43,327	$(30,486)

Weighted average units outstanding	29,586	22,677	26,137	22,677

Basic and diluted net income (loss) per unit	$0.84	$(0.90)	$1.66	$(1.34)

(1)	OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of June 30, 2012, there were 120,250,753 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 120,250,753 additional Class A units through March 1, 2022, including more than 115,000,000 additional Class A units in 2012 in connection with the possible exchange of vested OCGH units by the OCGH Unitholders pursuant to the Company’s exchange agreement. For the three and six month periods ended June 30, 2012 and 2011, OCGH units have been excluded from the calculation of diluted earnings per unit given that the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interests in the Oaktree Operating Group and may have an anti-dilutive effect on earnings per unit to the extent that additional expenses, particularly tax-related expenses, are incurred by the Company as a result of the exchange.

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

Pursuant to the Company’s exchange agreement, as amended, the general partner of OCGH may elect at its discretion to declare an open period during which an OCGH Unitholder may exchange its unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

of the Company, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing. The general partner determines the number of units eligible for exchange within a given open period and, if the OCGH Unitholders request to exchange a number of units in excess of the amount eligible for exchange, the general partner determines which units to exchange taking into account such factors as appropriate. Upon approval by the Company’s board of directors, OCGH units that are selected for exchange in accordance with the foregoing will be exchanged, at the option of our board of directors, into Class A units of the Company, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing pursuant to the terms of the exchange agreement.

The exchange agreement generally provides that (a) such OCGH units will be acquired by the Intermediate Holding Companies in exchange for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing, (b) the OCGH units acquired by the Intermediate Holding Companies may then be redeemed by OCGH in exchange for Oaktree Operating Group units, (c) the Intermediate Holding Companies may exchange Oaktree Operating Group units with each other such that, immediately after such exchange, each Intermediate Holding Company holds Oaktree Operating Group units only in the Oaktree Operating Group entity for which such Intermediate Holding Company serves as the general partner and (d) the Company will cancel a corresponding number of Class B units. The partnership agreement of OCGH generally provides that, in the event an employee’s employment with the Oaktree Operating Group is terminated for any reason, the unvested portion of his or her OCGH units will be forfeited, unless the termination is due to his or her death or disability.

A maximum of 22,278,632 OCGH units were authorized for issuance pursuant to the 2007 Oaktree Capital Group Equity Incentive Plan (the “2007 Plan”) and 4,954,976 units were issued as of June 30, 2012 under the 2007 Plan. The Company’s board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan. A maximum of 22,300,000 units have been authorized for issuance pursuant to the 2011 Oaktree Capital Group Equity Incentive Plan (the “2011 Plan”) and 2,327,471 units were issued as of June 30, 2012 under the 2011 Plan. These units, each of which represents an indirect interest in one Oaktree Operating Group unit, can be awarded in the form of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards. Total vested and unvested outstanding units, including Class A Units and OCGH Units, were 150,431,686 as of June 30, 2012.

As of July 1, 2012, the Company expected to recognize compensation expense on its non-vested equity-based awards of $115.0 million over a weighted average recognition period of 5.8 years.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

A summary of the status of the Company’s unvested equity-based awards as of June 30, 2012 and a summary of changes for the six months ended June 30, 2012 are presented below (actual dollars per unit):

	Class A Units		Class C Units		OCGH Units
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Balance, December 31, 2011	—	$—	1,200	$24.75	24,130,569	$41.13
Granted (1)	14,969	43.14	—	—	2,312,502	33.00
Vested	(3,900)	44.00	(600)	24.75	(21,567,234)	43.15
Exchanged	600	24.75	(600)	24.75	—	—
Forfeited	—	—	—	—	(5,000)	19.67

Balance, June 30, 2012	11,669	$41.91	—	$—	4,870,837	$28.36

(1)	As part of the year-end 2011 personnel and compensation review process, 1,966,302 restricted OCGH units were issued with a grant date during the first quarter of 2012, subject to equal annual vesting over periods of five or ten years. Additionally, 346,200 units were issued to replace phantom equity plan grants awarded in the prior year that were subsequently cancelled. In January 2012, 13,546 Class A units were awarded of which 3,900 were vested upon grant, 4,546 vest in equal annual installments over 5 years and 5,100 vest in increments over a 4-year period. The aggregate grant date fair value of $76.3 million for all OCGH units issued in the first quarter was determined by applying a 25% discount to the Class A unit price on the private over-the-counter market developed by Goldman, Sachs & Co. for Tradeable Unregistered Equity Securities on which the Class A units traded before the initial public offering (the “GSTrUE OTC market”). In June 2012, 1,423 Class A units were awarded with a grant date fair value as determined by the Class A unit price on the New York Stock Exchange.

As of June 30, 2012, unvested units were expected to vest as follows:

	Number of Units	Weighted average remaining service term (years)
Class A Units	11,669	4.2
OCGH Units	4,870,837	5.8

11. INCOME TAXES AND RELATED PAYMENTS

In connection with the 2007 Private Offering, Oaktree was established as a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, were established as wholly-owned corporate subsidiaries. Accordingly, income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Historically, the income earned by the corporate subsidiaries was subject to tax at a combined federal and state tax rate of 41%. However, due to a change in state tax law, one of the corporate subsidiaries, Oaktree Holdings, Inc., is now subject to tax at a combined federal and state tax rate of 38%. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders. For the periods beginning

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

prior to January 1, 2012, Oaktree incurred income tax expense despite reporting losses before income taxes for financial reporting purposes because the non-cash compensation expense arising from the 2007 Private Offering that caused the reported losses was generally not deductible for income tax purposes. The final portion of the non-cash compensation expense associated with the 2007 Private Offering was charged against pre-tax income in the first quarter of 2012 and did not create a loss before taxes for financial reporting purposes for the three and six months ended June 30, 2012. The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income taxes and the three other subsidiaries that are not; consequently, the effective income tax rate is subject to significant variation from period to period.

As a result of the change in state tax law that reduced the combined federal and state tax rate applicable to income from Oaktree Holdings, Inc. from 41% to 38%, the existing deferred tax assets and liabilities of Oaktree Holdings Inc., were remeasured. The remeasurement reduced the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering from $64.4 million to $56.6 million, consequently reducing the related tax receivable agreement liability payable to OCGH Unitholders by $6.3 million. The $6.3 million reduction in the tax receivable agreement payable is reflected in other income (expense), net in the condensed consolidated statements of operations.

The exchange of OCGH units in connection with the Company’s initial public offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, the Company recorded a deferred tax asset of $103.3 million and an associated liability of $87.8 million for payments to OCGH Unitholders under the tax receivable agreement, which combined to increase capital by $15.5 million. These payments are expected to occur over the period ending approximately in 2034.

No amounts were paid under the tax receivable agreement for the six months ended June 30, 2012.

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

Incentive income

In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or otherwise determinable. As of June 30, 2012 and December 31, 2011, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,751,326 and $1,686,967, respectively, for which related incentive income compensation expense was estimated to be $680,729 and $659,256, respectively.

Commitments to funds

As of June 30, 2012 and December 31, 2011, the Company, generally in the capacity as general partner, had undrawn capital commitments of $328,637 and $266,541, respectively, including commitments to both non-consolidated and consolidated funds.

Investment commitments of consolidated funds

The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of June 30, 2012 and December 31, 2011, these commitments were $110,035 and $521,994, respectively.

As of June 30, 2012 and December 31, 2011, the consolidated funds had aggregate potential investment commitments of $316,492 and $367,930, respectively. These commitments will be funded by the funds’ aggregate cash balance, asset sales proceeds or drawdowns against existing capital commitments.

A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. The aggregate guaranteed amounts were not material to the condensed consolidated financial statements as of June 30, 2012 and December 31, 2011.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

13. RELATED PARTY TRANSACTIONS

The Company considers its principals, employees and non-consolidated Oaktree funds to be affiliates. Amounts due from and to affiliates were comprised of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Due from affiliates:
Loans	$33,963	$23,888
Amounts due from non-consolidated funds	1,183	1,014
Payments made on behalf of non-consolidated entities	6,992	4,091
Non-interest bearing advances made to certain non-controlling interest holders and employees	2,178	2,833

Total due from affiliates	$44,316	$31,826

Due to affiliates:
Due to OCGH Unitholders in connection with the tax receivable agreement (please see note 11)	$138,307	$56,787
Amounts due to principals, certain non-controlling interest holders and employees	1,932	787

Total due to affiliates	$140,239	$57,574

Loans

Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to equity vesting compensation. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $609 and $472 for the six months ended June 30, 2012 and 2011, respectively.

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

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

Aircraft services

The Company leases an airplane for business purposes. Certain of the Company’s principals may use this aircraft for personal travel and, pursuant to a policy adopted by the Company relating to such personal use, the Company is permitted to seek reimbursement from such principals for the costs of using the aircraft for personal travel. Additionally, the Company occasionally makes use of an airplane owned by one of its principals for business purposes at a price to the Company that is based on market rates.

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

The Company conducts its investment management business primarily in the United States, where substantially all of its revenues are generated.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

Adjusted net income

Our chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. In addition, ANI excludes the effect of: (a) non-cash compensation charges related to the vesting of OCGH units, (b) income taxes, (c) expenses that Oaktree Capital Group, LLC or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Oaktree Operating Group level. The Company expects that ANI will include non-cash equity compensation charges related to unit grants made after our initial public offering. ANI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Management fees	$188,843	$179,412	$380,105	$364,671
Incentive income	129,018	107,320	191,687	238,209
Investment income	23,241	13,546	87,581	66,563

Total revenues	341,102	300,278	659,373	669,443

Expenses:
Compensation and benefits	(80,303)	(83,907)	(164,707)	(162,219)
Incentive income compensation expense	(60,965)	(41,229)	(88,722)	(94,995)
General, administrative and other expenses	(26,327)	(26,380)	(52,908)	(46,630)

Total expenses	(167,595)	(151,516)	(306,337)	(303,844)

Adjusted net income before interest and other income (expense)	173,507	148,762	353,036	365,599
Interest expense, net of interest income	(8,063)	(8,584)	(16,227)	(17,304)
Other income (expense), net	66	844	2,333	81

Adjusted net income	$165,510	$141,022	$339,142	$348,376

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

A reconciliation of net income (loss) attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Oaktree Capital Group, LLC	$24,719	$(20,359)	$43,327	$(30,486)
Compensation expense for vesting of OCGH units (1)	7,795	235,393	19,984	472,550
Income taxes (2)	13,925	7,582	21,692	14,592
Non-Operating Group other income (3)	(6,260)	—	(6,260)	—
Non-Operating Group expenses (4)	100	257	278	441
OCGH non-controlling interest (5)	125,231	(81,851)	260,121	(108,721)

Adjusted net income	$165,510	$141,022	$339,142	$348,376

(1)	This adjustment adds back the effect of compensation expenses for vesting of OCGH units issued prior to the date of our initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect our financial position. We expect that adjusted net income will include non-cash equity compensation charges related to unit grants made after our initial public offering as they have a dilutive effect.
(2)	Because adjusted net income is a pre-tax measure, this adjustment eliminates the effect of income tax expense from adjusted net income.
(3)	Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of other income of OCG or its Intermediate Holding Companies.
(4)	Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of expenses that OCG or its Intermediate Holding Companies bear directly.
(5)	Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of the net income or loss attributable to OCGH non-controlling interest.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended June 30, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$188,843	$(159,636)	$29,207
Incentive income (1)	129,018	(129,018)	—
Investment income (1)	23,241	(19,536)	3,705
Total expenses (2)	(167,595)	(39,413)	(207,008)
Interest expense, net (3)	(8,063)	(3,797)	(11,860)
Other income, net (4)	66	6,260	6,326
Other income of consolidated funds (5)	—	1,017,178	1,017,178
Income taxes	—	(13,925)	(13,925)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(673,673)	(673,673)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(125,231)	(125,231)

Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$165,510	$(140,791)	$24,719

Investments in limited partnerships, at equity (6)	$1,195,084	$(1,069,050)	$126,034

Total assets (7)	$2,194,709	$42,576,060	$44,770,769

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of: (i) compensation expense for vesting of OCGH units of $7,795, (ii) consolidated fund expenses of $31,518 and (iii) expenses incurred by the Intermediate Holding Companies of $100.
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The other income, net adjustment represents other income or expenses of OCG or its Intermediate Holding Companies. This amount is attributable to a reduction in the amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering, which reduced the tax receivable agreement liability payable to OCGH Unitholders.
(5)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(6)	The adjustment to investments in limited partnerships is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.
(7)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily investments in limited partnerships and incentive income receivable.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	As of or for the Three Months Ended June 30, 2011
	Segment	Adjustments	Consolidated
Management fees (1)	$179,412	$(147,997)	$31,415
Incentive income (1)	107,320	(100,842)	6,478
Investment income (1)	13,546	(9,203)	4,343
Total expenses (2)	(151,516)	(269,868)	(421,384)
Interest expense, net (3)	(8,584)	(5,000)	(13,584)
Other income, net	844	—	844
Other income of consolidated funds (4)	—	577,178	577,178
Income taxes	—	(7,582)	(7,582)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(279,918)	(279,918)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	81,851	81,851

Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$141,022	$(161,381)	$(20,359)

Investments in limited partnerships, at equity (5)	$1,123,888	$(1,040,931)	$82,957

Total assets (6)	$2,113,527	$43,240,662	$45,354,189

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of: (i) compensation expense for vesting of OCGH units of $235,393, (ii) consolidated fund expenses of $34,218 and (iii) expenses incurred by the Intermediate Holding Companies of $257.
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(5)	The adjustment to investments in limited partnerships is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.
(6)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily investments in limited partnerships and incentive income receivable.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$380,105	$(318,878)	$61,227
Incentive income (1)	191,687	(186,639)	5,048
Investment income (1)	87,581	(78,196)	9,385
Total expenses (2)	(306,337)	(68,238)	(374,575)
Interest expense, net (3)	(16,227)	(6,623)	(22,850)
Other income, net (4)	2,333	6,260	8,593
Other income of consolidated funds (5)	—	3,436,757	3,436,757
Income taxes	—	(21,692)	(21,692)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,798,445)	(2,798,445)
Net loss attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(260,121)	(260,121)

Adjusted net income/net income (loss) attributable to Oaktree Capital Group, LLC	$339,142	$(295,815)	$43,327

Investments in limited partnerships, at equity (6)	$1,195,084	$(1,069,050)	$126,034

Total assets (7)	$2,194,709	$42,576,060	$44,770,769

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of: (i) compensation expense for vesting of OCGH units of $19,984, (ii) consolidated fund expenses of $47,976 and (iii) expenses incurred by the Intermediate Holding Companies of $278.
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The other income, net adjustment represents other income or expenses of OCG or its Intermediate Holding Companies. This amount is attributable to a reduction in the amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering, which reduced the tax receivable agreement liability payable to OCGH Unitholders.
(5)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(6)	The adjustment to investments in limited partnerships is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.
(7)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily investments in limited partnerships and incentive income receivable.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2011
	Segment	Adjustments	Consolidated
Management fees (1)	$364,671	$(294,618)	$70,053
Incentive income (1)	238,209	(225,920)	12,289
Investment income (1)	66,563	(59,525)	7,038
Total expenses (2)	(303,844)	(528,187)	(832,031)
Interest expense, net (3)	(17,304)	(9,171)	(26,475)
Other income, net	81	—	81
Other income of consolidated funds (4)	—	2,750,749	2,750,749
Income taxes	—	(14,592)	(14,592)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,106,319)	(2,106,319)
Net loss attributable to OCGH non-controlling interest in consolidated subsidiaries	—	108,721	108,721

Adjusted net income/net income (loss) attributable to Oaktree Capital Group, LLC	$348,376	$(378,862)	$(30,486)

Investments in limited partnerships, at equity (5)	$1,123,888	$(1,040,931)	$82,957

Total assets (6)	$2,113,527	$43,240,662	$45,354,189

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of: (i) compensation expense for vesting of OCGH units of $472,550, (ii) consolidated fund expenses of $55,196 and (iii) expenses incurred by the Intermediate Holding Companies of $441.
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(5)	The adjustment to investments in limited partnerships is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.
(6)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily investments in limited partnerships and incentive income receivable.

15. SUBSEQUENT EVENTS

On August 7, 2012, the Company declared a distribution of $0.79 per Class A unit. This distribution, which is related to the second quarter of 2012, will be paid on August 21, 2012 to Class A holders of record as of the close of business on August 17, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under “Risk Factors” in our prospectus provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.

Business Overview

Oaktree is a leading global investment management firm focused on alternative markets, with $78.7 billion of assets under management as of June 30, 2012 across a broad array of investment strategies that we divide into six asset classes: distressed debt, corporate debt, control investing, convertible securities, real estate and listed equities. Across the firm we utilize a contrarian, value-oriented investment philosophy focused on providing superior risk-adjusted investment performance for our clients. This approach extends to how we manage and grow our business.

We manage assets on behalf of many of the most significant institutional investors in the world, including 75 of the 100 largest U.S. pension plans, 40 states in the United States, approximately 400 corporations, over 300 university, charitable and other endowments and foundations, and over 250 non-U.S. institutional investors, including 10 sovereign wealth funds. We serve these clients with over 675 employees, including more than 200 investment professionals in offices located in Los Angeles (headquarters), New York, Stamford, London, Frankfurt, Paris, Beijing, Hong Kong, Seoul, Singapore and Tokyo, with additional offices and staff members provided through fund affiliates in Amsterdam and Luxembourg.

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

Business Environment

After a strong start to 2012, most major equity markets declined in the second quarter amid concerns over a global economic slowdown and the lingering eurozone debt and banking crisis. The S&P 500 Index was down 2.8% for the quarter. In its continuing effort to foster economic growth in the U.S., the Federal Reserve maintained its monetary-easing policies which, coupled with investors’ generally heightened risk aversion, pushed yields on the 10-year U.S. Treasury bonds to their lowest levels on record. U.S. corporate credit markets generally fared better than equity markets, with higher-rated credit outperforming riskier, lower-rated credit. The global economic slowdown and “flight to quality” exerted downward pressure on currencies of relatively weaker regions, with the euro falling 5.7% versus the U.S. dollar.

As a global investment manager, we are affected by myriad factors, including the conditions of the economy and financial markets, the relative attractiveness of our investment strategies and investors’ demand for them, and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and revenue mix historically has allowed us to prosper in both strong and weak economies. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially distressed debt. Additionally, during weak financial markets there often is expanded availability of bargain investments, and our risk-controlled investment approach generally excels on a relative basis. Conversely, the strong phase of the economic cycle generally increases the value of our investments and creates favorable exit opportunities, while motivating us to be more restrained in sizing funds in distress-oriented strategies.

Initial Public Offering

On April 12, 2012, Oaktree Capital Group, LLC listed its Class A units on the NYSE. In connection with the listing, Oaktree sold 7,888,864 Class A units and selling unitholders sold 954,159 Class A units. Upon the completion of the initial public offering, we owned approximately 20% of the Oaktree Operating Group, and our principals controlled 98% of the total combined voting power of our units entitled to vote. We did not receive any of the proceeds from the sale of Class A units by the selling unitholders, and we used the offering proceeds from our issuance to acquire interests in our business from Oaktree’s principals, employees (including former employees) and other investors.

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

Assets under management as of June 30, 2012, December 31, 2011 and June 30, 2011 are set forth below:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in millions)
Assets Under Management:
Closed-end funds	$49,795	$47,425	$49,826
Open-end funds	26,542	25,042	26,960
Evergreen funds	2,376	2,390	2,733

Total	$78,713	$74,857	$79,519

The change in assets under management for the three and six months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Change in Assets Under Management:
Beginning balance	$77,850	$85,691	$74,857	$82,672
Closed-end funds:
New capital commitments	3,466	562	5,200	2,234
Distributions for a realization event/other	(2,723)	(5,315)	(5,301)	(7,000)
Cancellation of uncalled capital commitments	—	(1,209)	—	(1,209)
Foreign currency translation	(259)	58	(120)	203
Change in market value	752	349	2,646	2,199
Change in leverage	(19)	(8)	(55)	18
Open-end funds:
Contributions	823	990	1,997	2,511
Redemptions	(1,105)	(1,251)	(1,991)	(2,691)
Foreign currency translation	(146)	70	(70)	234
Change in market value	137	(88)	1,564	784
Evergreen funds:
Contributions	4	65	4	122
Redemptions	(76)	(200)	(141)	(245)
Distributions from restructured funds	—	(240)	(34)	(502)
Foreign currency translation	(2)	4	(1)	25
Change in market value	11	41	158	164

Ending balance	$78,713	$79,519	$78,713	$79,519

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

Management fee-generating assets under management as of June 30, 2012, December 31, 2011 and June 30, 2011 are set forth below:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in millions)
Management Fee-Generating Assets Under Management:
Closed-end funds	$37,709	$39,867	$34,576
Open-end funds	26,523	25,025	26,942
Evergreen funds	2,079	2,072	2,351

Total	$66,311	$66,964	$63,869

The change in management fee-generating assets under management for the three and six months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Change in Management Fee-Generating Assets Under Management:
Beginning balance	$67,973	$67,158	$66,964	$66,175
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital	—	471	251	845
Capital drawn by funds that pay fees based on drawn capital or NAV	427	257	514	342
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (1)	(1,521)	(1,510)	(2,622)	(2,138)
Change in fee basis from committed capital to drawn capital	—	(978)	—	(978)
Cancellation of uncalled capital commitments for funds that pay fees based on committed	—	(1,066)	—	(1,066)
Distributions by funds that pay fees based on NAV	(137)	(72)	(292)	(331)
Foreign currency translation	(123)	19	(113)	110
Change in market value (2)	63	(4)	157	63
Change in leverage	(19)	(8)	(54)	18
Open-end funds:
Contributions	824	990	1,998	2,511
Redemptions	(1,106)	(1,251)	(1,991)	(2,691)
Foreign currency translation	(146)	70	(70)	234
Change in market value	136	(88)	1,562	784
Evergreen funds:
Contributions	4	65	4	122
Redemptions	(76)	(197)	(141)	(242)
Change in market value	12	13	144	111

Ending balance	$66,311	$63,869	$66,311	$63,869

(1)	For most closed-end funds, management fees are charged during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund, with the cost basis of assets generally calculated by excluding cash balances. Thus, changes in fee basis during the liquidation period are not dependent on distributions made from the fund; rather, they are tied to the cost basis of the fund’s investments, which generally declines as the fund sells assets.
(2)	The change in market value reflects certain funds that pay management fees based on NAV or leverage, as applicable.

As compared with assets under management, management fee-generating assets under management generally exclude the following:

•

Differences between assets under management and either committed capital or cost basis for closed-end funds, other than for closed-end funds that pay management fees based on NAV or leverage, as applicable;

•	Undrawn capital commitments to funds for which management fees are based on NAV or drawn capital;

•	Capital commitments to closed-end funds that have not yet commenced their investment periods;

•	The investments we make as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	Assets under management in three restructured and liquidating evergreen funds for which management fees were waived commencing in 2009.

A reconciliation of assets under management to management fee-generating assets under management as of June 30, 2012, December 31, 2011 and June 30, 2011 is set forth below:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in millions)
Reconciliation of Assets Under Management to Management Fee-Generating Assets Under Management:
Assets under management	$78,713	$74,857	$79,519
Difference between assets under management and committed capital or cost basis for closed-end funds (1)	(4,128)	(4,031)	(7,036)
Capital commitments to funds that have not yet begun to generate management fees	(4,713)	(85)	(4,339)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(1,710)	(1,981)	(2,614)
General partner investments in management fee-generating funds	(1,004)	(1,052)	(922)
Closed-end funds that are no longer paying management fees	(598)	(472)	(409)
Funds for which management fees were permanently waived	(249)	(272)	(330)

Management fee-generating assets under management	$66,311	$66,964	$63,869

(1)	Not applicable to closed-end funds that pay management fees based on NAV or leverage, as applicable.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating assets under management balances above are set forth below:

	June 30, 2012	December 31, 2011	June 30, 2011
Weighted Average Annual Management Fee Rates:
Closed-end funds	1.51%	1.48%	1.46%
Open-end funds	0.47	0.47	0.50
Evergreen funds	1.80	1.79	1.85
Overall	1.10	1.11	1.07

Incentive-Creating Assets Under Management

Incentive-creating assets under management represents the assets under management that may eventually produce incentive income. It equals the NAV of our closed-end and evergreen funds, excluding investments made by us and our employees (which are not subject to an incentive allocation). All funds for which we are entitled to receive an incentive allocation are included in incentive-creating assets under management, regardless of whether or not they are currently generating incentives. As of June 30, 2012, of the $36.0 billion in incentive-creating assets under management, $22.0 billion was generating incentives at the fund level. Incentive-creating assets under management does not include undrawn capital commitments because they are not part of the NAV.

Incentive-creating assets under management as of June 30, 2012, December 31, 2011 and June 30, 2011 are set forth below:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in millions)
Incentive-Creating Assets Under Management:
Closed-end funds	$33,930	$34,062	$34,870
Evergreen funds	2,066	2,093	2,405

Total	$35,996	$36,155	$37,275

Three Months Ended June 30, 2012

Our assets under management increased $0.8 billion, or 1.0%, from $77.9 billion to $78.7 billion during the three months ended June 30, 2012. The $0.8 billion increase was primarily due to net inflows in our closed-end funds, reflecting $3.5 billion in new capital commitments, including $3.4 billion raised for distressed debt Oaktree Opportunities Fund IX, L.P. (“Opps IX”), and $2.7 billion in distributions by funds in liquidation. Of the $2.7 billion in distributions, $0.9 billion, or 33.3%, was attributable to OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”).

Management fee-generating assets under management decreased $1.7 billion, or 2.5%, from $68.0 billion to $66.3 billion during the three months ended June 30, 2012. The decrease was primarily attributable to our closed-end funds in liquidation, as aggregate declines of $1.5 billion outpaced an increase of $0.4 billion in drawdowns for closed-end funds for which management fees are based on drawn capital or NAV. Of the $1.7 billion decline, Opps VIIb accounted for $0.7 billion. Opps IX’s $4.6 billion in committed capital was not included in management fee-generating assets under management as we had not commenced the fund’s investment period as of June 30, 2012. Net outflows accounted for most of the quarter’s $0.3 billion decrease across open-end funds.

Incentive-creating assets under management decreased $0.6 billion, or 1.6%, from $36.6 billion to $36.0 billion during the three months ended June 30, 2012. The decrease was primarily due to $2.8 billion in distributions from closed-end funds, partially offset by closed-end funds’ aggregate $1.7 billion in drawn capital and $0.7 billion in market value gains. Of the $2.8 billion in distributions, OCM Opportunities Fund VII, L.P. (“Opps VII”) and Opps VIIb accounted for $0.4 billion and $0.9 billion, respectively.

Three Months Ended June 30, 2011

Our assets under management decreased $6.2 billion, or 7.2%, from $85.7 billion to $79.5 billion, during the three months ended June 30, 2011, as a result of $6.5 billion in distributions or cancelled uncalled capital commitments by closed-end funds. Opps VIIb accounted for $5.5 billion of the $6.5 billion, reflecting the fund’s initial $4.4 billion in distributions from asset sales and the cancellation of its $1.1 billion in uncalled capital commitments as of the commencement of its liquidation period in May 2011. Opps VII was the next largest contributor, with $0.4 billion of distributions. Gains arose from a $0.3 billion increase in the market value of our closed-end funds and $0.6 billion of new capital commitments, including $0.3 billion for Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”).

Management fee-generating assets under management fell $3.3 billion, or 4.9%, from $67.2 billion to $63.9 billion during the three months ended June 30, 2011. The decrease was primarily due to the commencement of Opps VIIb’s liquidation period and a change in the management fee arrangement for the U.S. Treasury portion of our Oaktree PPIP Fund, L.P. (“PPIF”). The commencement of Opps VIIb’s liquidation period, coupled with its initial asset sales, caused its management fee-generating assets under management to decrease $2.2 billion, representing the difference between its initial committed capital and the cost basis of its remaining assets as of June 30, 2011. In addition, we changed the basis on which we charge management fees for the U.S. Treasury’s investment in our PPIF from being based on committed capital to being based on drawn capital, which as of June 30, 2011 had the effect of reducing management fee-generating assets under management by $1.0 billion. Among other closed-end funds, $0.5 billion in aggregate new commitments to ROF V and Oaktree Power Opportunities Fund III, L.P. (“Power Fund III”) were offset by a $0.4 billion decline in the management fee basis for funds in liquidation. Oaktree European Principal Fund III, L.P. (“EPF III”) and Oaktree Opportunities Fund VIIIb, L.P. (“Opps VIIIb”) in our control investing and distressed debt asset classes, respectively, with aggregate committed capital of $4.3 billion as of June 30, 2011, were not included in management fee-generating assets under management as of June 30, 2011 because they had yet to commence their investment periods. Management fee-generating assets under management across open-end funds declined $0.3 billion, primarily reflecting net outflows. Management fee-generating assets under management in our evergreen funds declined by $0.1 billion as a result of net outflows in our Oaktree Value Opportunities Fund, L.P. (“VOF”).

Incentive-creating assets under management decreased $0.2 billion, or 0.5%, from $37.5 billion to $37.3 billion during the three months ended June 30, 2011 primarily due to a $0.3 billion decline in our evergreen funds, reflecting the activity described above in the discussion of the change in evergreen funds assets under management. Our closed-end funds increased by $0.1 billion, due to $1.8 billion in drawn capital, of which $0.6 billion related to Oaktree Opportunities Fund VIII, L.P. (“Opps VIII”), and $0.4 billion in market value appreciation. These increases were partially offset by $2.1 billion in distributions by closed-end funds in liquidation, including $1.5 billion by Opps VIIb.

Six Months Ended June 30, 2012

Our assets under management increased $3.8 billion, or 5.1%, from $74.9 billion to $78.7 billion during the six months ended June 30, 2012. The increase was primarily due to $4.4 billion in aggregate market value gains and $5.2 billion in new capital commitments, including $4.6 billion from Opps IX. These increases were partially offset by $5.3 billion in distributions by closed-end funds in liquidation, of which Opps VIIb accounted for $2.6 billion. The increase in market values and the pace of fund realizations reflected the generally strong performance of financial markets in the first quarter of 2012.

Management fee-generating assets under management decreased $0.7 billion, or 1.0%, from $67.0 billion to $66.3 billion during the six months ended June 30, 2012. The decrease was primarily attributable to a $2.6 billion decline caused by closed-end funds in liquidation, partially offset by $0.8 billion of increases related to new capital commitments and drawdowns for closed-end funds on which management fees are based on drawn capital or NAV, as well as $1.6 billion in market value gains in open-end funds. Of the $2.6 billion component, Opps VIIb accounted for $1.4 billion. Opps IX, with total capital commitments of $4.6 billion as of June 30, 2012, was not included in management fee-generating assets under management as it had not commenced its investment period as of June 30, 2012.

Incentive-creating assets under management decreased $0.2 billion, or 0.6%, from $36.2 billion to $36.0 billion during the six months ended June 30, 2012. The decrease was primarily due to $5.1 billion in distributions by closed-end funds, partially offset by $2.6 billion in drawn capital and $2.6 billion in market value gains across closed-end and evergreen funds. Opps VIIb accounted for $2.5 billion of the $5.1 billion in distributions.

Six Months Ended June 30, 2011

Our assets under management decreased $3.2 billion, or 3.9%, from $82.7 billion to $79.5 billion during the six months ended June 30, 2011. The decline was largely attributable to $8.2 billion in distributions or cancelled uncalled capital commitments by closed-end funds. Of the $8.2 billion decline, Opps VIIb accounted for $5.5 billion, reflecting the fund’s initial $4.4 billion in distributions from asset sales and the cancellation of its $1.1 billion in uncalled capital commitments as of the commencement of its liquidation period in May 2011. Opps VII, with $0.7 billion in distributions, was the next largest contributor to the $8.2 billion total. The period’s gains included $2.2 billion from an increase in market values, of which $1.6 billion related to our distressed debt asset class, and $2.2 billion of new capital commitments, including $1.0 billion for EPF III. In our open-end funds, market value gains of $0.8 billion more than offset net outflows of $0.2 billion, principally in our corporate debt asset class.

Management fee-generating assets under management fell $2.3 billion, or 3.5%, from $66.2 billion to $63.9 billion during the six months ended June 30, 2011, primarily as a result of the commencement of Opps VIIb’s liquidation period and a change in the management fee arrangement for the U.S. Treasury portion of our PPIF. The commencement of Opps VIIb’s liquidation period, coupled with its initial asset sales, caused its management fee-generating assets under management to decrease $2.2 billion. We changed the basis on which we charge management fees for the U.S. Treasury’s investment in our PPIF from being based on committed capital to being based on drawn capital, which as of June 30, 2011 had the effect of reducing management fee-generating assets under management by $1.0 billion. Among other closed-end funds, $0.8 billion in aggregate new commitments to ROF V, Power Fund III, and Oaktree Mezzanine Fund III, L.P. (“Mezz III”) were more than offset by a $1.3 billion decline in the management fee basis for funds in liquidation. EPF III and Opps VIIIb in our control investing and distressed debt asset classes, respectively, with aggregate committed capital of $4.3 billion as of June 30, 2011, were not included in management fee-generating assets under management as of June 30, 2011 because they had not yet commenced their investment periods. Management fee-generating assets under management across open-end funds rose $0.8 billion, primarily reflecting the market value appreciation and net outflows described above.

Incentive-creating assets under management decreased $2.1 billion, or 5.3%, from $39.4 billion to $37.3 billion during the six months ended June 30, 2011. Closed-end funds declined by $1.7 billion, which reflected $6.5 billion in distributions, including the initial distributions of $4.4 billion by Opps VIIb. This decline for closed-end funds was partially offset by $2.6 billion in drawn capital, of which $1.1 billion related to Opps VIII, and $2.1 billion in market value appreciation, of which $0.9 billion was related to Opps VIIb.

Accrued Incentives (Fund Level)

Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as segment incentive income. We recognize incentive income when it becomes fixed or determinable, all related contingencies have been removed and collection is reasonably assured. Amounts recognized by us as incentive income no longer are included in accrued incentives (fund level), the term we use for remaining fund-level accruals. Accrued incentives (fund level), gross and net of incentive income compensation expense, as of June 30, 2012 and 2011, as well as changes in accrued incentives (fund level) for the periods presented are set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$1,889,460	$2,369,708	$1,686,967	$2,066,846

Incentives created (fund level):
Closed-end funds	(11,465)	27,112	242,729	440,573
Evergreen funds	2,349	6,587	13,317	26,877

Total incentives created (fund level)	(9,116)	33,699	256,046	467,450

Less: segment incentive income recognized by us	(129,018)	(107,320)	(191,687)	(238,209)

Ending balance	$1,751,326	$2,296,087	$1,751,326	$2,296,087

Accrued incentives (fund level), net of associated incentive income compensation expense	$1,070,597	$1,313,769	$1,070,597	$1,313,769

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

Incentives Created (Fund Level)

Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among other factors, but generally equals 40% to 55% of segment incentive income revenue. As of June 30, 2012 and December 31, 2011, respectively, accrued incentives (fund level) amounted to $1.8 billion and $1.7 billion and accrued incentives (fund level), net of incentive income compensation expense, amounted to $1.1 billion and $1.0 billion. In addition to incentive income compensation expense, the magnitude of the annual bonus pool is indirectly affected by the level of incentive income, net of its associated incentive income compensation expense. The total charge related to the annual bonus pool, including the portion attributable to our incentive income, is reflected in the financial statement line item “compensation and benefits expense.”

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

Three Months Ended June 30, 2012 and 2011

Incentives created (fund level) was negative $9.1 million for the three months ended June 30, 2012, reflecting an $18.2 million negative impact from the euro’s decline versus the U.S. dollar. Modest overall market-value gains in a quarter of declining equity markets accounted for the positive $9.1 million change excluding the euro’s impact.

Incentives created (fund level) amounted to $33.7 million for the three months ended June 30, 2011, largely as a result of gains in Opps VIIb.

Six Months Ended June 30, 2012 and 2011

Incentives created (fund level) amounted to $256.0 million for the six months ended June 30, 2012, primarily resulting from gains in Opps VIIb, which accounted for $177.0 million, or 69.1%, with the remainder arising from a number of distressed debt, global principal investing and real estate funds and special accounts.

Incentives created (fund level) amounted to $467.5 million for the six months ended June 30, 2011, largely as a result of gains in Opps VII and Opps VIIb.

Uncalled Capital Commitments

Uncalled capital commitments represent undrawn capital commitments by partners (including Oaktree as general partner) of our closed-end funds in their investment periods. If a fund distributes capital during its investment period, that capital is typically subject to possible recall, in which case it is included in uncalled capital commitments. As of June 30, 2012 and December 31, 2011, uncalled capital commitments were $13.7 billion and $11.2 billion, respectively.

Understanding Our Results – Consolidation of Oaktree Funds

GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investment in those funds does not typically exceed 2.5%. Consolidated funds consist of those funds in which we hold a general partner interest that gives us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily open-end separately managed accounts, represented 29.2% of our assets under management as of June 30, 2012 and 15.5% and 16.1% of our segment management fees and 8.5% and 10.0% of our segment revenues for the three and six months ended June 30, 2012, respectively.

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

The elimination of consolidated funds from our consolidated revenues means that going forward consolidated revenues are expected to be significantly impacted by fund flows and fluctuations in the market value of our separately managed accounts, as well as the revenues earned from the two unconsolidated power opportunities funds. Among the factors expected to most affect expenses is the commencement of non-cash compensation expense upon the vesting of employee restricted units granted subsequent to our initial public offering, as well as expenses associated with our overall size, operating as a public company, and adapting to new regulatory reporting or other requirements. These categories of expenses primarily include compensation and benefits and general, administrative and other expenses. Incentive income compensation expense fluctuates in response to a number of factors, primarily the level of incentive income revenue recognized by our segment. That level of revenue, in turn, is expected to benefit in upcoming years from the $1.8 billion of accrued incentives (fund level) as of June 30, 2012. With regard to most components of other income (loss), the results should benefit to the extent that financial markets trend upward, though prolonged gains may cause us to accept less capital in our funds, which may negatively impact our results.

The “Segment Reporting” notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q include information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis.”

Revenues

Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates. While we typically earn management fees for each of the funds that we manage, the contractual terms of those management fees vary by fund structure. We also earn incentive income from our closed-end funds and evergreen funds. Our closed-end funds generally provide that our incentive allocation is equal to 20% of our investors’ profits, after the investors (including us, as general partner) receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we receive 80% of all distributions otherwise attributable to our investors and the investors receive the remaining 20% until we have received, in the aggregate, 20% of all such distributions in excess of contributed capital from the inception of the fund. Thereafter, all such future distributions are distributed 80% to the investors and 20% to us. Our third segment revenue source, investment income, represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds and businesses. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our condensed consolidated statements of operations. Please see “Business—Our Sources of Revenues—Structure of Funds” in our prospectus for a detailed discussion of the structure of our funds.

Expenses

Compensation and Benefits

Compensation and benefits reflects all compensation-related items not directly related to incentive income or the vesting of OCGH and Class A units, including salaries, bonuses, compensation based on management fees or a definition of profits and employee benefits.

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

Compensation Expense for Vesting of OCGH Units

Compensation expense for vesting of OCGH units reflects the non-cash charge associated with the OCGH units held by our principals and employees at the time of the 2007 Private Offering and as a result of subsequent grants, including a relatively small amount associated with grants of our Class A units in the six months ended June 30, 2012. Starting with the year ended December 31, 2007, the non-cash compensation expense for units held at the time of the 2007 Private Offering was charged equally over the five-year vesting period of the units that ended January 2, 2012, based on the units’ value as of the 2007 Private Offering. The remaining $5.1 million of unrecognized compensation expense relating to the 2007 Private Offering as of December 31, 2011 was recognized in the first quarter of 2012. As of June 30, 2012, we had $115.0 million of unrecognized compensation expense relating to unit grants subsequent to the 2007 Private Offering that we expect to recognize in our consolidated financial statements over their weighted average remaining vesting period of 5.8 years.

General, Administrative and Other Expenses

General, administrative and other expenses include costs related to occupancy, accountants, tax professionals, legal advisors, consultants, travel, communications and information services, foreign exchange activity, depreciation and amortization and other general and operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling redeemable interests in consolidated funds. In addition, we have historically operated as a private company. As we incur additional expenses associated with being a publicly traded company, we anticipate general, administrative and other expenses to increase, both in absolute terms and possibly as a percentage of revenues. Specifically, we expect that we will incur additional general, administrative and other expenses to provide insurance for our directors and officers and to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act. We anticipate that these insurance and compliance costs will substantially increase certain of our general, administrative and other expenses in the near term, although its percentage of revenues will depend upon a variety of factors, including those described above.

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

Other Income (Expense), Net

Other income (expense), net typically reflects the settlement of our arbitration award we received relating to a former principal and portfolio manager of our real estate group who left us in 2005. Additionally, in the second quarter of 2012, other income (expense), net also reflects the impact of a reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering.

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

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests represents the ownership interests that third parties hold in entities that are consolidated in our financial statements. These interests fall into two categories:

•

Net income or loss attributable to non-controlling redeemable interests in consolidated funds: This represents the non-controlling interests that third-party investors hold in consolidated funds, which interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income or loss, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly and the impact of compensation expense for vesting of OCGH units; and

•

Net income or loss attributable to OCGH non-controlling interest in consolidated subsidiaries: This represents the economic interest in the Oaktree Operating Group owned by OCGH, which interest is determined at the Oaktree Operating Group level, based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH Unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH Unitholders are driven by our additional grants of OCGH units and our issuance, if any, of additional Class A units, as well as repurchases of OCGH units and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Condensed Consolidated Statements of Operations:	(in thousands)
Revenues:
Management fees	$29,207	$31,415	$61,227	$70,053
Incentive income	—	6,478	5,048	12,289

Total revenues	29,207	37,893	66,275	82,342

Expenses:
Compensation and benefits	(80,302)	(83,919)	(164,766)	(162,231)
Incentive income compensation expense	(60,965)	(41,229)	(88,722)	(94,995)
Compensation expense for vesting of OCGH units	(7,795)	(235,393)	(19,984)	(472,550)

Total compensation and benefits expense	(149,062)	(360,541)	(273,472)	(729,776)
General, administrative and other expenses	(24,166)	(27,926)	(50,101)	(50,404)
Consolidated fund expenses	(33,780)	(32,917)	(51,002)	(51,851)

Total expenses	(207,008)	(421,384)	(374,575)	(832,031)

Other income (loss):
Interest expense	(11,860)	(13,584)	(22,850)	(26,475)
Interest and dividend income	463,873	800,957	1,003,491	1,535,639
Net realized gain on consolidated funds’ investments	733,521	513,583	1,807,659	1,273,844
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(180,216)	(737,362)	625,607	(58,734)
Investment income	3,705	4,343	9,385	7,038
Other income, net	6,326	844	8,593	81

Total other income	1,015,349	568,781	3,431,885	2,731,393

Income before income taxes	837,548	185,290	3,123,585	1,981,704
Income taxes	(13,925)	(7,582)	(21,692)	(14,592)

Net income	823,623	177,708	3,101,893	1,967,112
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(673,673)	(279,918)	(2,798,445)	(2,106,319)
Net (income) loss attributable to OCGH non-controlling interest	(125,231)	81,851	(260,121)	108,721

Net income (loss) attributable to Oaktree Capital Group, LLC	$24,719	$(20,359)	$43,327	$(30,486)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Management Fees

Management fees decreased $2.2 million, or 7.0%, to $29.2 million for the three months ended June 30, 2012, from $31.4 million for the three months ended June 30, 2011. The decrease reflected a decline of $3.7 million in our convertible securities asset class, primarily as a result of lower performance-based management fees and net outflows, and $1.1 million in lower advisory, director and certain other transaction fees received in connection with our investment advisory services to our consolidated funds. These decreases were partially offset by $2.1 million in higher management fees resulting from a change in the management fee arrangement for the U.S. Treasury portion of our PPIF in the prior-year period and a $1.4 million increase in our high yield bonds strategy as a result of market value gains.

Incentive Income

Incentive income decreased from $6.5 million for the three months ended June 30, 2011, to $0.0 million for the three months ended June 30, 2012. The decline was attributable to our unconsolidated OCM/GFI Power Opportunities Fund II, L.P. (“Power Fund II”) and reflected an absence of realizations in the current-year period.

Expenses

Compensation and Benefits

Compensation and benefits decreased $3.6 million, or 4.3%, to $80.3 million for the three months ended June 30, 2012, from $83.9 million for the three months ended June 30, 2011. The decrease was primarily due to a favorable variance of $7.5 million related to our phantom equity liability. The phantom equity liability is primarily a function of the change in the trading price of our Class A units, which rose 18.6% in the prior-year period and fell 23.2% in the current-year period. Excluding the phantom equity impact, compensation and benefits increased $3.9 million, or 4.6%, largely as a result of a higher accrual towards year-end bonuses. The higher bonus accrual was based in part on a year-over-year increase in headcount, primarily in non-investment areas, of 11.7%.

Incentive Income Compensation Expense

Incentive income compensation expense increased $19.8 million, or 48.1%, to $61.0 million for the three months ended June 30, 2012, from $41.2 million for the three months ended June 30, 2011. The increase was primarily due to a 20.2% increase in segment incentive income and higher incentive income compensation expense as a percentage of segment incentive income, which increased to 47.3% in the three months ended June 30, 2012, from 38.4% in the three months ended June 30, 2011. The higher compensation percentage reflected differences in the mix of funds that contributed to segment incentive income in each period. The proportion of segment incentive income derived from our principal and real estate funds, which typically have higher associated incentive income compensation expense, increased, while the proportion of segment incentive income derived from our distressed debt and power opportunities funds, which generally have lower associated incentive compensation expense, decreased.

Compensation Expense for Vesting of OCGH Units

Compensation expense for vesting of OCGH units decreased $227.6 million, or 96.7%, to $7.8 million for the three months ended June 30, 2012, from $235.4 million for the three months ended June 30, 2011. The decrease resulted from the fact that the OCGH units held at the time of our 2007 Private Offering became fully vested as of January 2, 2012.

General, Administrative and Other Expenses

General, administrative and other expenses decreased $3.7 million, or 13.3%, to $24.2 million for the three months ended June 30, 2012, from $27.9 million for the three months ended June 30, 2011. Excluding the impact of foreign currency-related items, general, administrative and other expenses decreased $0.9 million. The $0.9 million decline was the net result of an increase of $2.1 million in professional fees and other costs associated with corporate growth and being a public company, and a decrease of $3.0 million in costs associated with our initial public offering, to zero in the current-year period.

Consolidated Fund Expenses

Consolidated fund expenses increased $0.9 million, or 2.7%, to $33.8 million for the three months ended June 30, 2012, from $32.9 million for the three months ended June 30, 2011. The increase was primarily due to net increases in our closed-end funds resulting from higher professional fees and administrative costs related to managing the funds.

Other Income (Loss)

Interest Expense

Interest expense decreased $1.7 million, or 12.5%, to $11.9 million for the three months ended June 30, 2012, from $13.6 million for the three months ended June 30, 2011. Interest expense related to Oaktree and its operating subsidiaries decreased $0.6 million, reflecting scheduled repayments of certain long-term debt. The remainder of the decrease was due to a $1.1 million decline in aggregate interest expense from our consolidated funds.

Interest and Dividend Income

Interest and dividend income decreased $337.1 million, or 42.1%, to $463.9 million for the three months ended June 30, 2012, from $801.0 million for the three months ended June 30, 2011. Interest and dividend income for the consolidated funds decreased $337.0 million primarily due to the inclusion of $217.6 million of income in the prior-year period resulting from a restructured evergreen fund and lower interest and dividend income in our distressed debt funds reflecting a cyclical shift from distressed debt to equity and real estate-oriented investments. Interest income for Oaktree and its operating subsidiaries decreased $0.1 million.

Net Realized Gain on Consolidated Funds’ Investments

Net realized gain on consolidated funds’ investments increased $219.9 million, or 42.8%, to $733.5 million for the three months ended June 30, 2012, from $513.6 million for the three months ended June 30, 2011. Of the net realized gain for the current-year period, $445.2 million was from distressed debt funds, of which $136.8 million was attributable to Opps VIIb, $121.4 million was from real estate funds and $124.0 million was from control investing funds. For the three months ended June 30, 2011, $393.0 million was from distressed debt funds, with Opps VIIb accounting for $305.5 million, $56.3 million was from control investing funds and $32.1 million was from real estate funds.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments

The net change in unrealized appreciation (depreciation) on consolidated funds’ investments improved by $557.2 million, or 75.6%, to a loss of $180.2 million for the three months ended June 30, 2012, from a loss of $737.4 million for the three months ended June 30, 2011. Excluding the increase of $219.9 million in net realized gain on investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was an improvement of $777.1 million, to a gain of $553.3 million for the three months ended June 30, 2012, from a loss of $223.8 million for the three months ended June 30, 2011, reflecting generally higher fund returns as compared to the prior-year period. Of the $553.3 million net gain for the second quarter of 2012, $149.4 million was from distressed debt funds, including $73.6 million from Opps VII, partially offset by a $17.3 million loss in Opps VIIb. Of the remainder of the net gain, $277.8 million was attributable to funds in our control investing asset class and $96.7 million was from our real estate funds. For the prior-year period, of the $223.8 million loss, $202.1 million was from a restructured evergreen fund, which had largely offsetting interest income.

Investment Income

Investment income decreased $0.6 million, or 14.0%, to $3.7 million for the three months ended June 30, 2012, from $4.3 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, our investment in DoubleLine Capital LP and an affiliated entity accounted for income of $4.8 million and our investment in DoubleLine Opportunistic Income LP accounted for $0.8 million of income. This income was partially offset by a $0.6 million loss resulting from our investment in Apson Global Fund L.P. For the prior-year period, our investment in Power Fund II accounted for $0.6 million of investment income, and investments in non-Oaktree entities accounted for $3.7 million of investment income, including $0.3 million from DoubleLine Capital LP and an affiliated entity and $1.5 million from DoubleLine Opportunistic Income LP.

Other Income (Expense), Net

Other income increased to $6.3 million for the three months ended June 30, 2012, from $0.8 million for the three months ended June 30, 2011. The $6.3 million in the current-year period is primarily due to a reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering. Please see “—Income Taxes” below for a discussion of the largely offsetting impact on tax expenses. The $0.8 million in the prior-year period primarily reflected gains realized upon disposition of properties received as part of the arbitration award settled in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005.

Income Taxes

Income taxes increased $6.3 million, or 82.9%, to $13.9 million for the three months ended June 30, 2012 from $7.6 million for the three months ended June 30, 2011. The increase was primarily due to a one-time tax expense of $7.1 million in the second quarter of 2012 stemming from a remeasurement of our deferred tax assets offset by a $0.8 million decrease in other tax expense attributable to the application of a lower full-year effective tax rate. The amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering was reduced due to a decrease in the future effective tax rate applied to income subject to tax, which also reduced the tax receivable agreement liability payable to OCGH Unitholders, resulting in income of $6.3 million in the current-year period. Please see “—Other Income (Expense), Net” discussion above. The effective tax rate related to Class A unitholders was 19% in the three months ended June 30, 2012, excluding the impact of the one-time tax expense, as compared with the effective income tax rate related to Class A unitholders of 22% in the three months ended June 30, 2011. If the one-time tax expense were to be included, the effective tax rate related to Class A unitholders for the three months ended June 30, 2012 would increase to 25%. The rate used for interim fiscal periods is based on the estimated full-year income tax rate. Applied against the OCG portion of income after adjusting for the non-deductible compensation expense, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s ultimate income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”

Net Income (Loss) Attributable to Oaktree Capital Group, LLC

Net income (loss) attributable to Oaktree Capital Group, LLC increased $45.1 million, to $24.7 million for the three months ended June 30, 2012, from a net loss of $20.4 million for the three months ended June 30, 2011. The increase resulted primarily from lower compensation expense for vesting of OCGH units primarily due to the final vesting of pre-2007 Private Offering units on January 2, 2012 and higher segment revenues, partially offset by higher segment expenses.

Net Income Attributable to Non-Controlling Redeemable Interests in Consolidated Funds

Net income attributable to non-controlling redeemable interests in consolidated funds increased $393.8 million, or 140.7%, to $673.7 million for the three months ended June 30, 2012, from $279.9 million for the three months ended June 30, 2011, as a result of higher net gains on investments, partially offset by a decrease in interest and dividend income in the current-year period. These effects are described in more detail above under “—Other Income (Loss).”

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Management Fees

Management fees decreased $8.9 million, or 12.7%, to $61.2 million for the six months ended June 30, 2012, from $70.1 million for the six months ended June 30, 2011. The decrease reflected $4.8 million in lower advisory, director and certain other transaction fees received in connection with our investment advisory services to our consolidated funds and a decline of $6.7 million in our convertible securities asset class, primarily as a result of lower performance-based management fees and net outflows, partially offset by an increase of $1.8 million in our high yield bonds strategy as a result of market value gains and $2.1 million in higher management fees resulting from a change in the management fee arrangement for the U.S. Treasury portion of our PPIF in the prior-year period.

Incentive Income

Incentive income decreased $7.3 million, or 59.3%, to $5.0 million for the six months ended June 30, 2012, from $12.3 million for the six months ended June 30, 2011. The decline was attributable to our unconsolidated OCM/GFI Power Opportunities Fund II, L.P. (“Power Fund II”) and reflected a decrease in realizations in the period resulting from sales of portfolio companies by Power Fund II.

Expenses

Compensation and Benefits

Compensation and benefits increased $2.6 million, or 1.6%, to $164.8 million for the six months ended June 30, 2012, from $162.2 million for the six months ended June 30, 2011. The increase reflected a favorable variance of $9.3 million related to our phantom equity liability. The phantom equity liability is primarily a function of the change in the trading price of our Class A units, which rose 41.7% in the prior-year period and fell 19.7% in the current-year period. Excluding the phantom equity impact, compensation and benefits increased $11.9 million, or 7.3%, largely as a result of a higher accrual towards year-end bonuses. The higher bonus accrual was based in part on a year-over-year increase in headcount, primarily in non-investment areas, of 11.7%.

Incentive Income Compensation Expense

Incentive income compensation expense decreased $6.3 million, or 6.6%, to $88.7 million for the six months ended June 30, 2012, from $95.0 million for the six months ended June 30, 2011. The decline was disproportionate to the 19.5% decrease in segment incentive income because of an increase in incentive income compensation expense as a percentage of segment incentive income, from 39.9% in the six months ended June 30, 2011 to 46.3% in the six months ended June 30, 2012. The proportion of segment incentive income derived from our principal and real estate funds, which typically have higher associated incentive income compensation expense, increased, while the proportion of segment incentive income derived from our distressed debt and power opportunities funds, which generally have lower associated incentive compensation expense, decreased.

Compensation Expense for Vesting of OCGH Units

Compensation expense for vesting of OCGH units decreased $452.6 million, or 95.8%, to $20.0 million for the six months ended June 30, 2012, from $472.6 million for the six months ended June 30, 2011. The decrease resulted from the fact that the OCGH units held at the time of our 2007 Private Offering became fully vested as of January 2, 2012.

General, Administrative and Other Expenses

General, administrative and other expenses decreased $0.3 million, or 0.6%, to $50.1 million for the six months ended June 30, 2012, from $50.4 million for the six months ended June 30, 2011, primarily due to the impact of foreign currency-related items. Excluding the impact of foreign currency-related items, general, administrative and other expenses increased $4.3 million. The $4.3 million increase was the net result of an increase of $5.2 million in professional fees and other costs associated with corporate growth and being a public company, and a decrease of $0.9 million in costs associated with our initial public offering.

Consolidated Fund Expenses

Consolidated fund expenses decreased $0.9 million, or 1.7%, to $51.0 million for the six months ended June 30, 2012, from $51.9 million for the six months ended June 30, 2011. Our closed-end funds had an aggregate net decrease of $1.5 million, primarily from a decrease in professional fees and administrative costs related to managing the funds. Partially offsetting the decrease, our evergreen funds had higher expenses of $0.6 million, primarily as a result of the ongoing liquidation of one of the restructured funds.

Other Income (Loss)

Interest Expense

Interest expense decreased $3.6 million, or 13.6%, to $22.9 million for the six months ended June 30, 2012, from $26.5 million for the six months ended June 30, 2011. Interest expense related to Oaktree and its operating subsidiaries decreased $1.2 million, reflecting scheduled repayments of certain long-term debt. The remainder of the decrease was due to a $2.4 million decline in aggregate interest expense from our consolidated funds.

Interest and Dividend Income

Interest and dividend income decreased $532.1 million, or 34.7%, to $1,003.5 million for the six months ended June 30, 2012, from $1,535.6 million for the six months ended June 30, 2011. Interest and dividend income for the consolidated funds decreased $532.0 million primarily due to the inclusion of $219.2 million of income in the prior-year period attributable to a restructured evergreen fund and lower interest and dividend income in our distressed debt funds reflecting a cyclical shift from distressed debt to equity and real estate-oriented investments. Interest income for Oaktree and its operating subsidiaries decreased $0.1 million.

Net Realized Gain on Consolidated Funds’ Investments

Net realized gain on consolidated funds’ investments increased $533.9 million, or 41.9%, to $1,807.7 million for the six months ended June 30, 2012, from $1,273.8 million for the six months ended June 30, 2011. Of the net realized gain for the current-year period, $1,383.3 million was from distressed debt funds, of which $907.6 million was attributable to Opps VIIb, $236.6 million was from control investing funds and $134.6 million was from real estate funds. For the six months ended June 30, 2011, $998.1 million was from distressed debt funds, with Opps VIIb accounting for $749.1 million, $157.3 million was from control investing funds and $65.7 million was from real estate funds.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments

The net change in unrealized appreciation (depreciation) on consolidated funds’ investments improved by $684.3 million, to a gain of $625.6 million for the six months ended June 30, 2012, from a loss of $58.7 million for the six months ended June 30, 2011. Excluding the increase of $533.9 million in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was an increase of $1,218.2 million, to a gain of $2,433.3 million for the six months ended June 30, 2012, from a gain of $1,215.1 million for the six months ended June 30, 2011, reflecting generally higher fund returns as compared to the prior-year period. Of the $2,433.3 million net gain for the current-year period, $1,615.7 million was from distressed debt funds, including $761.1 million from Opps VIIb. Of the remainder of the net gain, $376.4 million was attributable to funds in our control investing asset class, $219.7 million was from our real estate funds and $124.0 million was from our high yield bond strategies. For the prior-year period, of the $1,215.1 million net gain, $1,081.2 million was attributable to distressed debt funds, including $547.3 million from Opps VIIb, and $293.5 million came from funds in our control investing asset class, partially offset by $203.0 million from a restructured evergreen fund, which had largely offsetting interest income.

Investment Income

Investment income increased $2.4 million, or 34.3%, to $9.4 million for the six months ended June 30, 2012, from $7.0 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, our investment in DoubleLine Capital LP and an affiliated entity accounted for $8.9 million of income, and our investment in DoubleLine Opportunistic Income LP accounted for $3.0 million of income. This income was partially offset by a $2.5 million loss resulting from our investment in Apson Global Fund L.P. For the prior-year period, our investment in Power Fund II accounted for $1.6 million of investment income, and investments in non-Oaktree entities accounted for $5.4 million of investment income, including $0.3 million from DoubleLine Capital LP and an affiliated entity and $3.1 million from DoubleLine Opportunistic Income LP.

Other Income (Expense), Net

Other income increased to $8.6 million for the six months ended June 30, 2012, from $0.1 million for the six months ended June 30, 2011. The income of $8.6 million in the current-year period includes a $6.3 million reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering. Please see “—Income Taxes” discussion below. The remaining $2.3 million primarily represents a gain on the sale of a real estate property received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005. The income of $0.1 million in the prior-year period primarily reflected a gain realized upon disposition of a property received as part of the same arbitration award settled in 2010, offset by expenses incurred in the management of the portfolio of properties received as part of the arbitration award.

Income Taxes

Income taxes increased $7.1 million, or 48.6%, to $21.7 million for the six months ended June 30, 2012 from $14.6 million for the six months ended June 30, 2011. The increase was primarily due to a one-time tax expense of $7.1 million in the second quarter of 2012 stemming from a remeasurement of our deferred tax assets. The amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering was reduced due to a decrease in the future effective tax rate applied to income subject to tax, which also reduced the tax receivable agreement liability payable to OCGH Unitholders, resulting in income of $6.3 million in the current-year period. Please see “—Other Income (Expense), Net” discussion above. The effective tax rate related to Class A unitholders was 19% for the six months ended June 30, 2012, excluding the impact of the one-time tax expense, as compared with the effective income tax rate related to Class A unitholders of 22% for the six months ended June 30, 2011. If the one-time tax expense were to be included, the effective tax rate related to Class A unitholders for the six months ended June 30, 2012 would increase to 25%. The rate used for interim fiscal periods is based on the estimated full-year income tax rate. Applied against the OCG portion of income after adjusting for the non-deductible compensation expense, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s ultimate income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”

Net Income (Loss) Attributable to Oaktree Capital Group, LLC

Net income (loss) attributable to Oaktree Capital Group, LLC increased $73.8 million, to $43.3 million for the six months ended June 30, 2012, from a net loss of $30.5 million for the six months ended June 30, 2011. The increase resulted primarily from lower compensation expense for vesting of OCGH units primarily due to the final vesting of pre-2007 Private Offering units on January 2, 2012 and higher segment revenues, partially offset by higher segment expenses.

Net Income Attributable to Non-Controlling Redeemable Interests in Consolidated Funds

Net income attributable to non-controlling redeemable interests in consolidated funds increased $692.1 million, or 32.9%, to $2,798.4 million for the six months ended June 30, 2012, from $2,106.3 million for the six months ended June 30, 2011, as a result of higher net gains on investments, partially offset by a decrease in interest and dividend income in the current-year period. These effects are described in more detail above under “—Other Income (Loss).”

Segment Analysis

Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our condensed consolidated results of operations, please see the “Segment Reporting” notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income–OCG, fee-related earnings and fee-related earnings–OCG.

Adjusted Net Income

Our chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. In addition, ANI excludes the effect of: (a) non-cash equity compensation charges, (b) income taxes, (c) expenses that OCG or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. We expect that ANI will include non-cash equity compensation charges related to unit grants made after our initial public offering. ANI is calculated at the Oaktree Operating Group level.

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

ANI and adjusted net income-OCG, as well as per unit data, for the three and six months ended June 30, 2012 and 2011 are set forth below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012		2011
	(in thousands, except per unit data)
Revenues:
Management fees	$188,843		$179,412	$380,105		$364,671
Incentive income	129,018		107,320	191,687		238,209
Investment income	23,241		13,546	87,581		66,563

Total revenues	341,102		300,278	659,373		669,443

Expenses:
Compensation and benefits	(80,303)		(83,907)	(164,707)		(162,219)
Incentive income compensation expense	(60,965)		(41,229)	(88,722)		(94,995)
General, administrative and other expenses	(26,327)		(26,380)	(52,908)		(46,630)

Total expenses	(167,595)		(151,516)	(306,337)		(303,844)

Adjusted net income before interest and other income (expense)	173,507		148,762	353,036		365,599
Interest expense, net of interest income	(8,063)		(8,584)	(16,227)		(17,304)
Other income (expense)	66		844	2,333		81

Adjusted net income	165,510		141,022	339,142		348,376
Adjusted net income attributable to OCGH non-controlling interest	(133,037)		(119,489)	(280,483)		(295,274)
Non-Operating Group other income	6,260	(1)	—	6,260	(1)	—
Non-Operating Group expenses	(100)		(257)	(278)		(441)

Adjusted net income-OCG before income taxes	38,633		21,276	64,641		52,661
Income taxes-OCG	(12,386	)(1)	(5,694)	(17,947	)(1)	(11,098)

Adjusted net income-OCG	$26,247		$15,582	$46,694		$41,563

Adjusted net income-OCG per Class A unit	$0.89		$0.69	$1.79		$1.83

Weighted average number of Class A units outstanding	29,586		22,677	26,137		22,677

(1)	A one-time adjustment in the second quarter of 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in our existing deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to adjusted net income-OCG before income taxes for the three and six months ended June 30, 2012 was 18% without the $(7,134) one-time expense and 24% with it.

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

Fee-related earnings-OCG is a non-GAAP measure of fee-related earnings attributable to Oaktree Capital Group, LLC. Fee-related earnings-OCG represents fee-related earnings including the effect of (a) the OCGH noncontrolling interest, (b) expenses, such as income tax expense, that OCG or its Intermediate Holding Companies bear directly and (c) any Oaktree Operating Group income taxes attributable to Oaktree Capital Group, LLC. Fee-related earnings–OCG income taxes are calculated excluding any segment incentive or investment income (loss).

Among other factors, our planned inclusion of non-cash equity compensation charges for unit grants made after our initial public offering may make our calculations of fee-related earnings and fee-related earnings–OCG not directly comparable to similarly named measures for other asset managers.

Fee-related earnings and fee-related earnings–OCG, as well as per unit data, for the three and six months ended June 30, 2012 and 2011 are set forth below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012		2011
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$148,232		$134,591	$299,780		$276,067
Open-end funds	30,983		33,158	61,448		65,918
Evergreen funds	9,628		11,663	18,877		22,686

Total management fees	188,843		179,412	380,105		364,671

Expenses:
Compensation and benefits	(80,303)		(83,907)	(164,707)		(162,219)
General, administrative and other expenses	(26,327)		(26,380)	(52,908)		(46,630)

Total expenses	(106,630)		(110,287)	(217,615)		(208,849)

Fee-related earnings	82,213		69,125	162,490		155,822
Fee-related earnings attributable to OCGH non-controlling interest	(66,082)		(58,571)	(134,252)		(132,068)
Non-Operating Group other income	6,260	(1)	—	6,260	(1)	—
Non-Operating Group expenses	(97)		(256)	(276)		(441)

Fee-related earnings-OCG before income taxes	22,294		10,298	34,222		23,313
Fee-related earnings-OCG income taxes	(10,174	)(1)	(3,593)	(12,834	)(1)	(7,541)

Fee-related earnings-OCG	$12,120		$6,705	$21,388		$15,772

Fee-related earnings-OCG per Class A unit (2)	$0.41		$0.30	$0.82		$0.70

Weighted average number of Class A units outstanding (2)	29,586		22,677	26,137		22,677

(1)	A one-time adjustment in the second quarter of 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in our existing deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to fee-related earnings-OCG before income taxes for the three and six months ended June 30, 2012 was 20% without the $(7,134) one-time expense and 29% with it.
(2)	Fee-related earnings-OCG per Class A unit is calculated using the same weighted average number of Class A units used in the computation of net income (loss) per Class A units. A reconciliation of fee-related earnings-OCG to net income (loss) attributable to Oaktree Capital Group, LLC follows below.

The following table reconciles fee-related earnings and ANI to net income (loss) attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Fee-related earnings (1)	$82,213	$69,125	$162,490	$155,822
Incentive income	129,018	107,320	191,687	238,209
Incentive income compensation expense	(60,965)	(41,229)	(88,722)	(94,995)
Investment income	23,241	13,546	87,581	66,563
Interest expense, net of interest income	(8,063)	(8,584)	(16,227)	(17,304)
Other income (expense)	66	844	2,333	81

Adjusted net income	165,510	141,022	339,142	348,376
Compensation expense for vesting of OCGH units (2)	(7,795)	(235,393)	(19,984)	(472,550)
Income taxes (3)	(13,925)	(7,582)	(21,692)	(14,592)
Non-Operating Group other income (4)	6,260	—	6,260	—
Non-Operating Group expenses (5)	(100)	(257)	(278)	(441)
OCGH non-controlling interest (6)	(125,231)	81,851	(260,121)	108,721

Net income (loss) attributable to Oaktree Capital Group, LLC	$24,719	$(20,359)	$43,327	$(30,486)

(1)	Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense.
(2)	This adjustment adds back the effect of compensation expenses for vesting of OCGH units issued prior to the date of our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position. We expect that adjusted net income and fee-related earnings will include non-cash equity compensation charges related to unit grants made after our initial public offering as they have a dilutive effect.
(3)	Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment adds back the effect of income tax expense which is not included in the calculation of adjusted net income and fee-related earnings.
(4)	Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of other income of OCG or its Intermediate Holding Companies.
(5)	Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of expenses that OCG or its Intermediate Holdings Companies bear directly.
(6)	Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of the net income or loss attributable to OCGH non-controlling interest.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income (loss) attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Fee-related earnings-OCG (1)	$12,120	$6,705	$21,388	$15,772
Incentive income attributable to OCG	25,315	16,386	34,766	36,314
Incentive income compensation expense attributable to OCG	(11,962)	(6,295)	(16,148)	(14,481)
Investment income attributable to OCG	4,561	2,068	14,264	10,140
Interest expense, net of interest income, attributable to OCG	(1,584)	(1,310)	(2,815)	(2,638)
Other income (expense) attributable to OCG	9	129	352	13
Non-fee-related earnings income taxes attributable to OCG (2)	(2,212)	(2,101)	(5,113)	(3,557)

Adjusted net income-OCG (1)	26,247	15,582	46,694	41,563
Compensation expense for vesting of OCGH units attributable to OCG (3)	(1,528)	(35,941)	(3,367)	(72,049)

Net income (loss) attributable to Oaktree Capital Group, LLC	$24,719	$(20,359)	$43,327	$(30,486)

(1)	Fee-related earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and fee-related earnings attributable to Class A unitholders. These measures are net of income taxes and expenses that OCG or its Intermediate Holding Companies bear directly.
(2)	This adjustment adds back income taxes associated with segment incentive income, incentive income compensation expense or investment income, which are not included in the calculation of fee-related earnings-OCG.
(3)	This adjustment adds back the effect of compensation expense for vesting of OCGH units attributable to OCG issued prior to the date of our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position. We expect that adjusted net income-OCG and fee-related earnings-OCG will include non-cash equity compensation charges related to unit grants made after our initial public offering as they have a dilutive effect.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Segment Revenues

Management Fees

A summary of our management fees for the three months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended June 30,
	2012	2011
	(in thousands)

Management Fees:
Closed-end funds	$148,232	$134,591
Open-end funds	30,983	33,158
Evergreen funds	9,628	11,663

Total	$188,843	$179,412

Management fees increased $9.4 million, or 5.2%, to $188.8 million for the three months ended June 30, 2012, from $179.4 million for the three months ended June 30, 2011, for the reasons described below.

•

Closed-end funds.    Management fees attributable to closed-end funds for the three months ended June 30, 2012, increased $13.6 million, or 10.1%, to $148.2 million from $134.6 million for the three months ended June 30, 2011. The increase reflected $29.9 million of aggregate management fees resulting from the commencement of the investment periods of EPF III in November 2011, Opps VIIIb in August 2011, and ROF V in March 2011, and $1.9 million from a distressed debt special account for which management fees are based on NAV. Partially offsetting this increase was $18.4 million of reduced management fees resulting from asset sales by funds in liquidation. Opps VIIb accounted for $10.1 million, or 54.9%, of the $18.4 million as management fees declined from $36.7 million for the three months ended June 30, 2011, to $26.6 million for the three months ended June 30, 2012. The current-year period included $3.4 million of previously deferred subordinated fees related to Mezz III as a result of the fund meeting certain stipulated preferred return measures, compared to $3.9 million in the prior-year period. We began deferring these contingent fees, of which $12.1 million remained deferred at June 30, 2012, in the third quarter of 2011. The period-end weighted average annual management fee rate for closed-end funds increased to 1.51% as of June 30, 2012, from 1.46% as of June 30, 2011, primarily due to higher fee rates associated with the commencement of the investment periods of the aforementioned funds.

•

Open-end funds.    Management fees attributable to open-end funds decreased $2.2 million, or 6.6%, to $31.0 million for the three months ended June 30, 2012, from $33.2 million for the three months ended June 30, 2011. The decline reflected aggregate decreases of $3.8 million across our three convertible securities strategies as a result of lower performance fees and net outflows. Partially offsetting this decline was $1.4 million in higher management fees from our U.S. high yield bonds strategy resulting from market value appreciation in the current-year period compared to the prior-year period. The 6.6% decline in management fees exceeded the 1.5% decline in average management fee-generating assets under management over the same period as a result of a $1.7 million decline in performance-based management fees. Excluding the effect of performance-based management fees, management fees fell 1.5%. The period-end weighted average annual management fee rate for open-end funds declined to 0.47% as of June 30, 2012 from 0.50% as of June 30, 2011, as a result of the lower performance fees.

•

Evergreen funds.    Management fees attributable to evergreen funds decreased $2.1 million, or 17.9%, to $9.6 million for the three months ended June 30, 2012, from $11.7 million for the three months ended June 30, 2011. The decrease was primarily due to net outflows in Oaktree Emerging Markets Absolute Return Fund, L.P. (“EMAR”) and lower weighted average management fee rates. The period-end weighted average annual management fee rate for evergreen funds declined to 1.80% as of June 30, 2012 from 1.85% as of June 30, 2011, due largely to the creation in the fourth quarter of 2011 of a separate class of interests in VOF that provided a reduction from 2.00% to 1.50% in the annual management fee rate for capital commitments of three years.

Incentive Income

A summary of our incentive income for the three months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Incentive Income:
Closed-end funds	$128,858	$103,839
Evergreen funds	160	3,481

Total	$129,018	$107,320

Incentive income increased $21.7 million, or 20.2%, to $129.0 million for the three months ended June 30, 2012, from $107.3 million for the three months ended June 30, 2011. The increase reflected $77.0 million of non tax-related incentive income largely resulting from an increased level of realizations, including $66.6 million from our real estate investment strategy’s sale of a cell tower company Mobilitie. This increase was partially offset by a decrease of $55.3 million in tax-related incentive income, from $97.4 million for the three months ended June 30, 2011, to $42.1 million for the three months ended June 30, 2012. Opps VIIb accounted for $52.7 million of the $55.3 million decrease, with tax-related incentive distributions of $42.1 million and $94.8 million in the three months ended June 30, 2012 and 2011, respectively. The $3.3 million decline in incentive income from our evergreen funds was primarily attributable to realizations in a restructured fund and redemptions in one of our two active funds that resulted in incentives in the prior-year period.

Investment Income (Loss)

A summary of investment income for the three months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Investment Income:
Distressed debt	$8,610	$8,388
Corporate & high yield debt	2,469	(1,041)
Control investing	6,481	3,587
Convertible securities	(31)	(51)
Real estate	3,874	(117)
Listed equities	(2,139)	(980)
Non-Oaktree	3,977	3,760

Total	$23,241	$13,546

Investment income increased $9.7 million, or 71.9% to $23.2 million for the three months ended June 30, 2012, from $13.5 million for the three months ended June 30, 2011. The increase was primarily due to additional investment income resulting from a higher blended overall return across our corporate debt, control investing and real estate asset classes, partially offset by lower returns in our listed equities asset class. Our equity investment in DoubleLine Capital, LP and affiliated entity, and fund investment in DoubleLine Opportunistic Income LP, both of which are non-Oaktree entities, had aggregate investment income of $5.6 million in the current-year period compared to $1.8 million in the prior-year period. The average invested balance increased 8.7%, to $1,186.9 million for the current-year period from $1,092.1 million for the prior-year period.

Segment Expenses

Compensation and Benefits

Compensation and benefits decreased $3.6 million, or 4.3%, to $80.3 million for the three months ended June 30, 2012, from $83.9 million for the three months ended June 30, 2011. The decrease was primarily due to a favorable variance of $7.5 million related to our phantom equity liability. The phantom equity liability is primarily a function of the change in the trading price of our Class A units, which rose 18.6% in the prior-year period and fell 23.2% in the current-year period. Excluding the phantom equity impact, compensation and benefits increased $3.9 million, or 4.6%, largely as a result of a higher accrual towards year-end bonuses. The higher bonus accrual was based in part on a year-over-year increase in headcount, primarily in non-investment areas, of 11.7%.

Incentive Income Compensation Expense

Incentive income compensation expense increased $19.8 million, or 48.1%, to $61.0 million for the three months ended June 30, 2012, from $41.2 million for the three months ended June 30, 2011. The increase was primarily due to a 20.2% increase in incentive income and higher incentive income compensation expense as a percentage of incentive income, which increased to 47.3% in the three months ended June 30, 2012, from 38.4% in the three months ended June 30, 2011, primarily as a result of differences in the mix of funds that contributed to incentive income in each period. The proportion of incentive income derived from our principal and real estate funds, which typically have higher associated incentive income compensation expense, increased, while the proportion of incentive income derived from our distressed debt and power opportunities funds, which generally have lower associated incentive compensation expense, decreased.

General, Administrative and Other Expenses

General, administrative and other expenses decreased $0.1 million, or 0.4%, to $26.3 million for the three months ended June 30, 2012, from $26.4 million for the three months ended June 30, 2011. Excluding the impact of foreign currency-related items, general, administrative and other expenses decreased $0.8 million, from $26.9 million for the three months ended June 30, 2011, to $26.1 million for the three months ended June 30, 2012. The $0.8 million decline was the net result of an increase of $2.2 million in professional fees and other costs associated with corporate growth and on-going costs of being a public company, and a decrease of $3.0 million in costs associated with our initial public offering, to zero in the current-year period.

Interest Expense, Net

Interest expense, net decreased $0.5 million, or 5.8%, to $8.1 million for the three months ended June 30, 2012, from $8.6 million for the three months ended June 30, 2011. The decline reflected scheduled repayments of certain long-term debt.

Other Income (Expense)

Other income decreased to $0.1 million for the three months ended June 30, 2012, from $0.8 million for the three months ended June 30, 2011. The higher income in the prior-year period was primarily due to gains realized upon disposition of a property received as part of an arbitration award settled in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005.

Adjusted Net Income

ANI increased $24.5 million, or 17.4% to $165.5 million for the three months ended June 30, 2012, from $141.0 million for the three months ended June 30, 2011. The increase reflected higher fee-related earnings of $13.1 million, investment income of $9.7 million and net incentive income of $1.9 million.

Income Taxes—OCG

Income taxes increased $6.7 million, or 117.5%, to $12.4 million for the three months ended June 30, 2012 from $5.7 million for the three months ended June 30, 2011. The increase was primarily due to a one-time tax expense of $7.1 million in the second quarter of 2012 stemming from a remeasurement of our deferred tax assets, offset by a $0.4 million decrease in other tax expense attributable to the application of a lower full-year effective tax rate. The amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering was reduced due to a decrease in the future effective tax rate applied to income subject to tax, which also reduced the tax receivable agreement liability payable to OCGH Unitholders, resulting in income of $6.3 million in the current-year period. The effective tax rate applied against adjusted net income-OCG before income taxes was 18% in the second quarter of 2012, excluding the impact of the one-time tax expense, as compared with the effective income tax rate of 21% in the second quarter of 2011. If the one-time tax expense were to be included, the effective tax rate applied against adjusted net income-OCG for the second quarter of 2012 would increase to 24%. The rate used for interim fiscal periods is based on the estimated full-year income tax rate. Applied against adjusted net income-OCG before income taxes, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s ultimate income tax expense.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Segment Revenues

Management Fees

A summary of our management fees for the six months ended June 30, 2012 and 2011 is set forth below:

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Management Fees:
Closed-end funds	$299,780	$276,067
Open-end funds	61,448	65,918
Evergreen funds	18,877	22,686

Total	$380,105	$364,671

Management fees increased $15.4 million, or 4.2%, to $380.1 million for the six months ended June 30, 2012, from $364.7 million for the six months ended June 30, 2011, for the reasons described below.

•

Closed-end funds.    Management fees attributable to closed-end funds for the six months ended June 30, 2012, increased $23.7 million, or 8.6%, to $299.8 million from $276.1 million for the six months ended June 30, 2011. The increase reflected $64.7 million of aggregate management fees resulting from the commencement of the investment periods of EPF III in

November 2011, Opps VIIIb in August 2011 and ROF V in March 2011, and $4.0 million from a distressed debt special account for which management fees are based on NAV. Partially offsetting this increase was $39.6 million of reduced management fees resulting from asset sales by funds in their liquidation period and $4.8 million of lower subordinated fees related to Mezz III as a result of the fund needing to meet certain stipulated preferred return measures before we earn the fees. We began deferring these contingent fees, of which $12.1 million remained deferred at June 30, 2012, in the third quarter of 2011. Opps VIIb accounted for $22.3 million, or 56.2%, of the $39.7 million decrease, as its management fees declined from $78.2 million for the six months ended June 30, 2011, to $55.9 million for the six months ended June 30, 2012. The period-end weighted average annual management fee rate for closed-end funds increased to 1.51% as of June 30, 2012 from 1.46% as of June 30, 2011, primarily due to higher fee rates associated with the commencement of the investment periods of the aforementioned funds.

•

Open-end funds.    Management fees attributable to open-end funds decreased $4.5 million, or 6.8%, to $61.4 million for the six months ended June 30, 2012, from $65.9 million for the six months ended June 30, 2011. The decline reflected aggregate decreases of $6.8 million across our U.S. and non-U.S. convertible securities strategies, as a result of lower performance fees and net outflows. Partially offsetting this decline was a $2.4 million increase in management fees from our U.S. high yield bonds strategy, as a result of an increase in market value appreciation in the current-year period. The 6.8% decline in management fees exceeded the 2.4% decline in average management fee-generating assets under management over the same period as a result of a $2.9 million decline in aggregate performance-based management fees. Excluding the effect of performance-based management fees, management fees fell 2.5%. The period-end weighted average annual management fee rate for open-end funds declined to 0.47% as of June 30, 2012 from 0.50% as of June 30, 2011, as a result of the lower performance fees.

•

Evergreen funds.    Management fees attributable to evergreen funds decreased $3.8 million, or 16.7%, to $18.9 million for the six months ended June 30, 2012, from $22.7 million for the six months ended June 30, 2011. The decrease resulted primarily from net outflows in EMAR and lower weighted average management fee rates. The period-end weighted average annual management fee rate for evergreen funds declined to 1.80% as of June 30, 2012 from 1.85% as of June 30, 2011, due largely to the creation in the fourth quarter of 2011 of a separate class of interests in VOF that provided a reduction from 2.00% to 1.50% in the annual management fee rate for capital commitments of three years.

Incentive Income

A summary of our incentive income for the six months ended June 30, 2012 and 2011 is set forth below:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Incentive Income:
Closed-end funds	$191,527	$231,328
Evergreen funds	160	6,881

Total	$191,687	$238,209

Incentive income decreased $46.5 million, or 19.5%, to $191.7 million for the six months ended June 30, 2012, from $238.2 million for the six months ended June 30, 2011. The decrease reflected a $112.2 million decline in tax-related incentive income, to $80.1 million for the six months ended June 30, 2012, from $192.3 million for the six months ended June 30, 2011. Opps VIIb accounted for $54.0 million, or 48.1%, of the $112.2 million decrease, with tax-related incentive distributions of

$73.6 million and $127.6 million in the six months ended June 30, 2012 and 2011, respectively. Partially offsetting this decrease was an increase of $65.7 million in non tax-related incentive income largely as a result of an increased level of realizations, including $66.6 million from our real estate investment strategy’s sale of a cell tower company Mobilitie. The $6.7 million decline in incentive income from our evergreen funds was primarily attributable to realizations in restructured funds and redemptions in our two active funds that resulted in incentives in the prior-year period.

Investment Income (Loss)

A summary of investment income (loss) for the six months ended June 30, 2012 and 2011 is set forth below:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Investment Income:
Distressed debt	$51,792	$45,820
Corporate & high yield debt	5,342	957
Control investing	11,166	12,507
Convertible securities	64	25
Real estate	7,344	1,917
Listed equities	2,147	(57)
Non-Oaktree	9,726	5,394

Total	$87,581	$66,563

Investment income increased $21.0 million, or 31.5% to $87.6 million for the six months ended June 30, 2012 from $66.6 million for the six months ended June 30, 2011. The increase was primarily the result of a higher blended overall return across our distressed debt, corporate debt, real estate, and listed equities asset classes. Our equity investment in DoubleLine Capital, LP and affiliated entity, and fund investment in DoubleLine Opportunistic Income LP, both of which are non-Oaktree entities, had aggregate investment income of $11.9 million in the current-year period compared to $3.4 million in the prior-year period. The average invested balance increased 7.3%, to $1,177.7 million for the current-year period from $1,097.6 million for the prior-year period.

Segment Expenses

Compensation and Benefits

Compensation and benefits increased $2.5 million, or 1.5%, to $164.7 million for the six months ended June 30, 2012, from $162.2 million for the six months ended June 30, 2011. The increase reflected a favorable variance of $9.3 million related to our phantom equity liability. The phantom equity liability is primarily a function of the change in the trading price of our Class A units, which rose 41.7% in the prior-year period and fell 19.7% in the current-year period. Excluding the phantom equity impact, compensation and benefits increased $11.8 million, or 7.3%, largely as a result of a higher accrual towards year-end bonuses. The higher bonus accrual was based in part on a year-over-year increase in headcount, primarily in non-investment areas, of 11.7%.

Incentive Income Compensation Expense

Incentive income compensation expense decreased $6.3 million, or 6.6%, to $88.7 million for the six months ended June 30, 2012, from $95.0 million for the six months ended June 30, 2011. The decline was primarily due to a 19.5% decrease in segment incentive income and higher incentive income compensation expense as a percentage of incentive income, which increased to 46.3% in the six months ended June 30, 2012, from 39.9% in the six months ended June 30, 2011, primarily as a result of differences in the mix of funds that contributed to incentive income in each period. The proportion of incentive income derived from our principal and real estate funds, which typically have higher associated incentive income compensation expense, increased, while the proportion of incentive income derived from our distressed debt and power opportunities funds, which generally have lower associated incentive compensation expense, decreased.

General, Administrative and Other Expenses

General, administrative and other expenses increased $6.3 million, or 13.5%, to $52.9 million for the six months ended June 30, 2012, from $46.6 million for the six months ended June 30, 2011. Excluding the impact of foreign currency-related items, general, administrative and other expenses increased $4.5 million, from $47.8 million for the six months ended June 30, 2011, to $52.3 million for the six months ended June 30, 2012. The $4.5 million increase was the net result of $5.4 million in professional fees and other costs associated with corporate growth and being a public company, and a decrease of $0.9 million in costs associated with our initial public offering.

Interest Expense, Net

Interest expense, net decreased $1.1 million, or 6.4%, to $16.2 million for the six months ended June 30, 2012, from $17.3 million for the three months ended June 30, 2011. The decline reflected scheduled repayments of certain long-term debt.

Other Income (Expense)

Other income increased to $2.3 million for the six months ended June 30, 2012, from $0.1 million for the six months ended June 30, 2011. The income of $2.3 million in the current-year period primarily reflected a gain on the sale of a real estate property received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005. The income of $0.1 million in the prior-year period primarily reflected a gain realized upon disposition of a property received as part of the same arbitration award settled in 2010, offset by expenses incurred in the management of the portfolio of properties received as part of the arbitration award.

Adjusted Net Income

ANI decreased $9.3 million, or 2.7% to $339.1 million for the six months ended June 30, 2012, from $348.4 million for the six months ended June 30, 2011. The decline reflected $40.2 million in lower net incentive income, partially offset by higher fee-related earnings of $6.7 million, investment income of $21.0 million and other income of $2.2 million, as well as lower interest expense of $1.1 million.

Income Taxes—OCG

Income taxes increased $6.8 million, or 61.3%, to $17.9 million for the six months ended June 30, 2012 from $11.1 million for the six months ended June 30, 2011. The increase was primarily due to a one-time tax expense of $7.1 million in the second quarter of 2012 stemming from a remeasurement of our deferred tax assets, offset by a $0.3 million decrease in other tax expense attributable to the application of a lower full-year effective tax rate. The amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering was reduced due to a decrease in the future effective tax rate applied to income subject to tax, which also reduced the tax receivable agreement liability payable to OCGH Unitholders, resulting in income of $6.3 million in the current-year period. The effective tax rate applied against adjusted net income-OCG before income taxes was 18% for the six months ended June 30, 2012, excluding the impact of the one-time tax expense, as compared with the effective income tax rate of 21% for the six months ended June 30, 2011. If the one-time tax expense were to be included, the effective tax rate applied against adjusted net income-OCG for the six months ended June 30, 2012 would increase to 24%. The rate used for interim fiscal periods is based on the estimated full-year income tax rate. Applied against adjusted net income-OCG before income taxes, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s ultimate income tax expense.

Segment Statement of Financial Condition

The following table presents our segment statement of financial condition as of June 30, 2012 and December 31, 2011. Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our investments, including as general partner of our funds. We believe that debt maturities should generally match the anticipated sources of repayments. Because the largest share of our general partner investments has been in closed-end funds with 10- to 11-year terms, most of our debt has been issued with 10-year terms. An exception to this practice was when we obtained a 5-year term loan in January 2011, which we did to capitalize on historically low interest rates. Our segment’s receivables do not include accrued incentives (fund level), an off-balance sheet metric. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	June 30, 2012	December 31, 2011
	(in thousands)
Assets:
Cash and cash-equivalents	$279,311	$297,230
U.S. Treasury and government agency securities	376,224	381,697
Management fees receivable	22,782	23,207
Incentive income receivable	12,849	28,892
Investments in limited partnerships, at equity	1,195,084	1,159,287
Deferred tax assets	168,110	72,986
Other assets	140,349	120,609

Total assets	$2,194,709	$2,083,908

Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$173,363	$250,191
Due to affiliates	140,239	57,574
Debt obligations	626,429	652,143

Total liabilities	940,031	959,908

Capital:
OCGH non-controlling interests in consolidated subsidiaries	975,908	935,858
Unitholders’ capital attributable to Oaktree Capital Group, LLC	278,770	188,142

Total capital	1,254,678	1,124,000

Total liabilities and capital	$2,194,709	$2,083,908

Investments in Limited Partnerships, at Equity

A summary of investments in limited partnerships, at equity as of June 30, 2012 and December 31, 2011 is set forth below:

	June 30, 2012	December 31, 2011
	(in thousands)
Investments in Limited Partnerships, at Equity:
Oaktree funds:
Distressed debt	$515,354	$542,539
Corporate & high yield debt	148,472	141,972
Control investing	262,846	239,706
Convertible securities	1,315	1,251
Real estate	93,500	81,502
Listed equities	53,951	39,262
Non-Oaktree	119,646	113,055

Total	$1,195,084	$1,159,287

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

In accordance with GAAP, certain of our funds are consolidated into our condensed consolidated financial statements, notwithstanding the fact that we have only a minority economic interest in these funds. Consequently, our condensed consolidated financial statements reflect the results of our consolidated funds on a gross basis. In addition, our segment results include investment income (loss), which under the equity method of accounting represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in other third-party managed funds and businesses, and which is largely non-cash in nature. By excluding the results of our consolidated funds and segment investment income (loss), which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, distributable earnings better aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH Unitholders.

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

For the three months ended June 30, 2012 and 2011, our net income (loss) attributable to OCG was $24.7 million and $(20.4) million, respectively. Distributable earnings for the three months ended June 30, 2012 and 2011 were $176.4 million and $170.3 million, respectively. Total distributions made during the three months ended June 30, 2012 and 2011 were $104.6 million and $123.0 million, respectively, of which distributions to our Class A unitholders were $16.8 million and $14.5 million, respectively, and distributions to our OCGH Unitholders were $87.8 million and $108.5 million, respectively.

For the six months ended June 30, 2012 and 2011, our net income (loss) attributable to OCG was $43.3 million and $(30.5) million, respectively. Distributable earnings for the six months ended June 30, 2012 and 2011 were $313.7 million and $329.7 million, respectively. Total distributions made during the six months ended June 30, 2012 and 2011 were $192.4 million and $325.3 million, respectively, of which distributions to our Class A unitholders were $26.3 million and $34.9 million, respectively, and distributions to our OCGH Unitholders were $166.0 million and $290.3 million, respectively.

A reconciliation of net income (loss) attributable to OCG to ANI and of ANI to distributable earnings for the three and six months ended June 30, 2012 and 2011 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss) attributable to OCG	$24,719	$(20,359)	$43,327	$(30,486)
Compensation expense for vesting of OCGH units (1)	7,795	235,393	19,984	472,550
Income taxes (2)	13,925	7,582	21,692	14,592
Non-Operating Group other income (3)	(6,260)	—	(6,260)	—
Non-Operating Group expenses (4)	100	257	278	441
OCGH non-controlling interest (5)	125,231	(81,851)	260,121	(108,721)

Adjusted net income	165,510	141,022	339,142	348,376
Investment income (6)	(23,241)	(13,546)	(87,581)	(66,563)
Receipts of investment income (7)	36,001	45,032	66,636	52,036
Operating Group income taxes	(1,915)	(2,228)	(4,513)	(4,122)

Distributable earnings	$176,355	$170,280	$313,684	$329,727

(1)	This adjustment adds back the effect of compensation expenses for vesting of OCGH units issued prior to the date of our initial public offering, which is excluded from adjusted net income and distributable earnings because it is a non-cash charge that does not affect our financial position. We expect that adjusted net income and distributable earnings will include non-cash equity compensation charges related to unit grants made after our initial public offering as they have a dilutive effect.
(2)	Because adjusted net income and distributable earnings are pre-tax measures, this adjustment eliminates the effect of income tax expense which is not included in the calculation of adjusted net income and distributable earnings.
(3)	Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of other income of OCG or its Intermediate Holding Companies.
(4)	Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of expenses that OCG or its Intermediate Holdings Companies bear directly.

(5)	Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of the net income or loss attributable to OCGH non-controlling interest.
(6)	This adjustment eliminates our segment investment income, which under the equity method of accounting is largely non-cash in nature and is thus not available to fund our operations or make equity distributions.
(7)	This adjustment characterizes a portion of the distributions received from Oaktree and non-Oaktree funds as receipts of investment income or loss. In general, the income or loss component of a distribution from a fund is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance in the fund. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends.

Three Months Ended June 30, 2012 and 2011

Distributable earnings increased $6.1 million, or 3.6%, to $176.4 million for the three months ended June 30, 2012, from $170.3 million for the three months ended June 30, 2011, as increases of $13.1 million in fee-related earnings and $1.9 million in incentive income, net of incentive income compensation expense, exceeded a decline of $9.0 million in receipts of investment income. The decline in investment income receipts reflected the fact that the second quarter of 2011 included two quarters’ worth of receipts from Opps VIIb, because the fund’s first quarter 2011 receipts of $30.1 million were counted in the subsequent quarter, when the fund entered its liquidation period.

Six Months Ended June 30, 2012 and 2011

Distributable earnings decreased $16.0 million, or 4.9%, to $313.7 million for the six months ended June 30, 2012, from $329.7 million for the six months ended June 30, 2011, primarily due to $40.2 million of lower net incentive income, partially offset by $14.6 million of higher receipts of investment income, $6.7 million of higher fee-related earnings and a $2.3 million gain on the sale of a real estate property related to our arbitration award.

Liquidity and Capital Resources

We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve: generating cash flow from operations; generating income from investment activities, including strategic investments in certain third parties; funding capital commitments that we have made to our funds; funding our growth initiatives; distributing cash flow to our owners; and borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of June 30, 2012, we had an available cash balance of $279.3 million, or $655.5 million when including investments in U.S. Treasury and government agency securities.

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

Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are discussed below.

Operating Activities

Net cash provided by operating activities was $2.7 billion and $2.8 billion for the six months ended June 30, 2012 and 2011, respectively. These amounts included (a) net proceeds from the sale of investments of the consolidated funds of $2.2 billion and $2.1 billion for the six months ended June 30, 2012 and 2011, respectively; (b) net realized gains on investments of the consolidated funds of $1.8 billion and $1.3 billion for the six months ended June 30, 2012 and 2011, respectively; and (c) changes in unrealized gains on investments of $0.6 billion and unrealized losses of $0.1 billion for the six months ended June 30, 2012 and 2011, respectively.

Investing Activities

Net cash provided by (used in) investing activities was $7.1 million and $(240.0) million for the six months ended June 30, 2012 and 2011, respectively. Investing activities were primarily driven by net U.S. Treasury and other U.S. government agency investment activities and net investments in limited partnerships in non-consolidated funds and strategic investments. For the six months ended June 30, 2012, net proceeds from maturities and sales of U.S. Treasury and government agency securities were $5.5 million, while the six months ended June 30, 2011 reflected net purchases of $232.1 million. Investments in limited partnerships for the six months ended June 30, 2012 and 2011, respectively, of $7.3 million and $12.9 million consisted of cash invested in Oaktree funds and strategic investments amounting to $93.9 million and $138.3 million, respectively, of which $86.6 million and $125.4 million, respectively, represented contributions made to consolidated funds that are eliminated in consolidation. Distributions from investment limited partnerships for the six months ended June 30, 2012 and 2011, respectively, of $12.5 million and $9.2 million included cash distributions received of $145.7 million and $189.6 million, respectively, prior to elimination of amounts related to consolidated funds of $133.2 million and $180.4 million, respectively. Purchases of fixed assets were $3.5 million and $4.2 million for the six months ended June 30, 2012 and 2011, respectively.

Financing Activities

Net cash used in financing activities was $2.6 billion and $4.6 billion for the six months ended June 30, 2012 and 2011, respectively. Financing activities for the six months ended June 30, 2012 and 2011, respectively, included (a) net distributions from consolidated funds to non-controlling interests of $2.6 billion and $4.6 billion; (b) net borrowings on revolving credit facilities of the consolidated funds of $170.7 million and $14.5 million; (c) distributions to unitholders of $192.4 million and $324.4 million; (d) repayment of debt obligations of $25.7 million and $36.4 million; and (e) purchases of Oaktree Operating Group units, net of issuance of Class A units, of $0.7 million and $39.6 million. The current-year period included $14.1 million in repurchases of Class A units. The prior-year period included $300.0 million in proceeds from the issuance of debt and $2.6 million for the payment of debt issuance costs.

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

In November 2009, our subsidiary Oaktree Capital Management, L.P. issued $250.0 million in aggregate principal amount of senior notes due December 2, 2019 (the “2019 Notes”). In addition to the 2019 Notes, as of June 30, 2012, we had three other series of senior notes outstanding, with an aggregate remaining principal balance of $121.4 million. These notes have aggregate principal repayments due of $10.7 million in 2013 and 2014, with the remaining $100.0 million payable in 2016. Agreements underlying the senior notes contain customary financial covenants, including ones requiring minimum levels of unitholders’ capital and interest expense coverage. As of June 30, 2012, we were in compliance with each of these covenants.

On October 7, 2011, Oaktree Finance, our indirect wholly-owned subsidiary focused on providing financing for larger middle-market companies, entered into the Senior Secured Revolving Credit Facility with a consortium of lenders. The Senior Secured Revolving Credit Facility provided for an initial borrowing capacity of $75 million and the ability to borrow an additional $150 million if certain specified conditions are met, including the completion of a public offering by Oaktree Finance. As of June 30, 2012, there were no outstanding amounts under the Senior Secured Revolving Credit Facility. On July 20, 2012, Oaktree Finance terminated the Senior Secured Revolving Credit Facility, which was undrawn at such time.

We are required to maintain minimum net capital balances for regulatory purposes in certain international jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of June 30, 2012, we were required to maintain approximately $10.0 million in net capital at these subsidiaries, and we were in compliance with all regulatory minimum net capital requirements.

In May 2007, two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., entered into a tax receivable agreement with OCGH Unitholders, as amended, that provides for the payment to an exchanging or selling OCGH Unitholder of 85.0% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control) as a result of an increase in the tax basis of the assets owned by Oaktree Operating Group. These payments are expected to occur over approximately the next 16 years. In connection with the 2007 Private Offering and related tax effects, a $77.6 million liability to the OCGH Unitholders was recorded with respect to the tax receivable agreement. In the third quarter of 2008, we revised our estimate of the liability relating to the tax receivable agreement downward by $9.7 million as a result of further analysis of the valuations relating to future taxable deductions, resulting in a revised liability of $67.9 million. Payments of $1.3 million and $3.5 million were made to pre-2007 Private Offering OCGH Unitholders by Oaktree Holdings, Inc. in 2009 related to tax benefits that Oaktree Holdings Inc. recognized, including interest thereon, with respect to the 2007 and 2008 taxable years, respectively. Oaktree AIF Holdings, Inc. did not generate taxable income in 2007 or 2008 and did not recognize any tax benefits under the tax receivable agreement for those years. Accordingly, Oaktree AIF Holdings, Inc. did not make any payments in connection with the tax receivable agreement for 2007 or 2008. In connection with the tax returns filed for the years ended December 31, 2009 and 2010, $3.2 million and $3.1 million, respectively, was paid to the pre-2007 Private Offering OCGH Unitholders by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., further lowering the estimated liability to $56.8 million as of December 31, 2011.

Historically, the income earned by the corporate subsidiaries was subject to tax at a combined federal and state tax rate of 41%. However, due to a change in state tax law, one of the corporate subsidiaries, Oaktree Holdings, Inc., is now subject to tax at a combined federal and state tax rate of 38%. As a result of the change in state tax law that reduced the combined federal and state tax rate applicable to income from Oaktree Holdings, Inc. from 41% to 38%, the existing deferred tax assets and liabilities of Oaktree Holdings Inc., were remeasured. The remeasurement reduced the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering from $64.4 million to $56.6 million, consequently reducing the related tax receivable agreement liability payable to OCGH Unitholders by $6.3 million. The $6.3 million reduction in the tax receivable agreement payable is reflected in other income (expense), net in the condensed consolidated statements of operations.

The exchange of OCGH units in connection with the Company’s initial public offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, the Company recorded a deferred tax asset of $103.3 million and an associated liability of $87.8 million for payments to OCGH Unitholders under the tax receivable agreement, which combined to increase capital by $15.5 million. These payments are expected to occur over the period ending approximately in 2034.

No amounts were paid under the tax receivable agreement for the six months ended June 30, 2012.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2012:

	Last six months of 2012	2013-2014	2015-2016	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$8,056	$28,292	$20,931	$14,167	$71,446
Debt obligations payable	15,000	81,429	280,000	250,000	626,429
Interest obligations on debt (2)	15,959	60,367	49,611	50,625	176,562
Tax receivable agreement	3,203	13,799	15,910	105,395	138,307
Commitments to Oaktree and third-party funds (3)	328,637	—	—	—	328,637

Sub-total	370,855	183,887	366,452	420,187	1,341,381
Consolidated funds:
Debt obligations payable	218,961	—	—	—	218,961
Interest obligations on debt	1,695	—	—	—	1,695
Commitments to fund investments (4)	426,527	—	—	—	426,527

Total	$1,018,038	$183,887	$366,452	$420,187	$1,988,564

(1)	We lease our office space under agreements that expire periodically through 2020. The table includes only guaranteed minimum lease payments for these leases and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in our condensed consolidated financial statements.
(2)	Interest obligations include accrued interest on outstanding indebtedness.
(3)	These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2012 column. Capital commitments are expected to be called over the next five years.
(4)	These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates which vary by investment and are therefore presented in the 2012 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2012.

As of June 30, 2012, none of the incentive income we had received was subject to clawback by the funds.

General Partner and Other Capital Commitments

As of June 30, 2012, our capital commitments to our funds (as general partner) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as set forth below. Subsequent to Opps VIIb, we adopted a policy of not committing more than $100 million to a single fund in our capacity as general partner.

	Capital Commitments	Undrawn Commitments as of June 30, 2012
	(in millions)
Distressed Debt:
Oaktree Opportunities Fund VIIIb, L.P.	$67	$40
Oaktree Opportunities Fund IX, L.P.	100	100
Special accounts	36	6

Control Investments:
Oaktree Principal Fund V, L.P.	71	22
OCM European Principal Opportunities Fund II, L.P.	52	1
Oaktree European Principal Fund III, L.P.	100	70
Oaktree Power Opportunities Fund III, L.P.	27	21
Special accounts	5	2

Real Estate:
Oaktree Real Estate Opportunities Fund V, L.P.	32	5
Oaktree PPIP Fund, L.P.	29	16

Mezzanine Finance:
Oaktree Mezzanine Fund III, L.P.	40	23

Listed Equities:
Oaktree Emerging Markets Equity Fund, L.P.	15	8

Non-Oaktree	42	15

Total	$616	$329

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

Revenue Recognition

Management Fees

We recognize management fees over the period in which the investment advisory services are performed. While we typically earn management fees for each of the funds that we manage, the contractual terms of management fees vary by fund structure. During the investment period of our closed-end funds, the management fee is a fixed percentage, generally in the range of 1.25% to 1.75% per year of total committed capital (up through the final close, these fees are generally earned on a retroactive basis to the fund’s first closing date). During the liquidation period, the management fee remains the same fixed percentage, applied against the lesser of the total funded capital and the cost basis of assets remaining in the fund, provided that our right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period, even if certain assets remain to be liquidated. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. Our open-end funds generally charge management fees of 0.50% of NAV per year, paid monthly or quarterly. Our evergreen funds pay a management fee quarterly, based on a fixed percentage of the NAV of the relevant fund.

Fee calculations that consider committed capital or cost basis are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our open-end and evergreen funds, by contrast, are typically based on NAV as defined in the respective partnership or investment management agreements. NAV is typically based on the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. Please see “—Investments, at Fair Value” for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our funds.

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

Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available, are valued by management using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “—Non-Publicly Traded Equity and Real Estate Investments.”

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

Credit-Oriented Investments

Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker-dealers.

The market yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral and/or the underlying value of the borrower utilizing techniques described below under “Non-Publicly Traded Equity and Real Estate Investments.”

Non-Publicly Traded Equity and Real Estate Investments

The fair values of equity and real estate investments are determined by using a cost approach, market approach or income approach. A market approach utilizes valuations of comparable public companies and transactions and generally seeks to establish the enterprise value of the portfolio company or investment property using a market multiple approach. This approach takes into account a specific financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company or investment property. Consideration may also be given to such factors as acquisition price of the security or investment property, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company or investment property relative to its comparable companies or properties, industry trends, general economic and market conditions and other factors deemed relevant. The income approach is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.

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

The table below summarizes the valuation of investments and other financial instruments, by fund type and fair value hierarchy levels, for each period presented in our condensed consolidated statements of financial condition (in thousands):

	As of June 30, 2012
	Level I	Level II	Level III	Total
Closed-end funds	$3,358,027	$11,651,122	$17,229,110	$32,238,259
Open-end funds	8,979	4,687,402	28,895	4,725,276
Evergreen funds	440,098	995,367	312,827	1,748,292

Total	$3,807,104	$17,333,891	$17,570,832	$38,711,827

	As of December 31, 2011
	Level I	Level II	Level III	Total
Closed-end funds	$3,681,162	$13,477,732	$15,426,807	$32,585,701
Open-end funds	1,869	4,120,264	18,374	4,140,507
Evergreen funds	500,619	993,033	228,205	1,721,857

Total	$4,183,650	$18,591,029	$15,673,386	$38,448,065

Hedging and Other Derivatives

Oaktree is exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of our business. We addresses these risks as part of our overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, we may enter into interest rate swaps to manage all or a portion of the interest rate risk associated with our variable rate borrowings. Our investments in limited partnerships include investments denominated in currencies other than the U.S. dollar, which is Oaktree’s functional currency and, consequently, are subject to fluctuations in foreign currency exchange rates. We also receive management fees and pay expenses in currencies other than the U.S. dollar for certain funds. To manage the risk associated with foreign currency exchange gains and losses generated by the remeasurement of these investments, management fees and expenses denominated in non-functional currencies, we may enter into currency option and forward contracts to offset some of the foreign exchange risk on expected future cash flows.

As a result of the use of derivative contracts, we are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, we enter into contracts with certain major financial institutions that have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

We recognize all derivatives as assets or liabilities on our condensed consolidated statements of financial condition at fair value. When we enter into a derivative contract, we may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of our overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current period earnings and thus deemed to be economic hedges, hedge accounting is not applied.

Derivatives that are designated as hedging instruments are classified as either (a) a fair value hedge; (b) a cash flow hedge; or (c) a hedge of a net investment in a foreign operation. For a fair value hedge, we record changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same caption in the condensed consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current period earnings. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current period earnings. For a free standing derivative, we record changes in fair value in current period earnings.

We formally document at inception the hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives, strategy for undertaking the hedge transaction and evaluation of effectiveness of the hedged transaction. On a quarterly basis, we formally assesses whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in estimated fair values or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and remaining amounts in other comprehensive income are released to earnings.

Equity-Based Compensation

Compensation expense is calculated based on the fair value of a unit at the time of grant, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. We utilize a contemporaneous valuation report which incorporates market comparables for restricted stock liquidity discounts among other factors, in determining fair value of OCGH units. Prior to the initial public offering, fair value was typically determined using the latest available closing price of our Class A units on the GSTrUE OTC market, discounted for a lack of marketability. Subsequent to the initial public offering, fair value is determined using the closing price of our Class A units on the NYSE, discounted for a lack of marketability where applicable. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based employee awards that require future service are recognized on a straight-line basis over the requisite service period.

Recent Accounting Developments

Please see note 2 in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding recent accounting developments.

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

Price Risk

Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments

As of June 30, 2012, we had investments at fair value of $38.8 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a negative change in unrealized appreciation on the consolidated funds’ investments of $3.9 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.

Impact on Segment Management Fees

Management fees are generally assessed in the case of: (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital during the investment period and, during the liquidation period, based on the lesser of: (i) the total funded committed capital; and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the six months ended June 30, 2012, an incremental 10% decline in market values of the investments held in our funds would have caused an approximate $9.0 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.

Impact on Segment Incentive Income

Incentive income is recognized only when it is fixed or determinable, which in the case of: (a) our closed-end funds generally occurs only after all contributed capital and an annual 8% preferred return on that capital have been distributed to the fund’s investors; and (b) our active evergreen funds occurs generally as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the six months ended June 30, 2012 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.

Impact on Segment Investment Income

Investment income arises from our investments in funds managed by us or third parties. This income is directly affected by changes in market risk factors. We estimate that for the six months ended June 30, 2012, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have reduced our investment income by $119.8 million. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.

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

We estimate that for the six months ended June 30, 2012, a 10% decline in the average rate of exchange of the U.S. dollar would have had the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $4.6 million;

•	our operating expenses would have increased by $4.4 million;

•	OCGH interest in net income of consolidated subsidiaries would have increased by $0.1 million; and

•	our income tax expense would have increased by $0.1 million.

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

Interest Rate Risk

As of June 30, 2012, Oaktree and its operating subsidiaries had $626.4 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into an interest rate swap that effectively converted the term loan interest rate to a fixed rate. As a result, we estimate that there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Based on segment cash and cash-equivalents of $279.3 million as of June 30, 2012, we estimate Oaktree and its operating subsidiaries would generate an additional $2.8 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations that include revolving credit agreements and certain other investment financing arrangements. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. At June 30, 2012, $219.0 million was outstanding under these credit facilities. We estimate that interest expense relating to variable rates would increase on an annual basis by $2.2 million in the event interest rates were to increase by 100 basis points.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus. Other than the changes and updates set forth below, there have been no material changes to the risk factors disclosed in the prospectus.

The risks described in the prospectus and in this Quarterly Report on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Regulatory changes in the United States, regulatory compliance failures and the effects of negative publicity surrounding the financial industry in general could adversely affect our reputation, business and operations.

Potential regulatory action poses a significant risk to our reputation and our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees the activities of our subsidiary Oaktree Capital Management, L.P. as a registered investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). The U.S. Financial Industry Regulatory Authority (“FINRA”) oversees the activities of our subsidiary OCM Investments, LLC as a registered broker-dealer. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, and the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. We are involved regularly in trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiary as an investment adviser or registered broker-dealer. The regulations to which our business is subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our Class A unitholders. Even if a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.

Some of our funds invest in businesses that operate in highly regulated industries, including in businesses that are regulated by the U.S. Federal Communications Commission, U.S. federal and state banking authorities and U.S. state gaming authorities. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements. Moreover, our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest themselves of certain assets.

As a result of market disruption as well as highly publicized financial scandals, regulators and investors have exhibited concerns over the integrity of the U.S. financial markets, and the business in which we operate both in the United States and outside the United States is likely to be subject to further regulation. In recent years, there has been debate in the United States and abroad about new rules or regulations to be applicable to hedge funds or other alternative investment products and their managers. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systematically important; generally prohibiting insured depository institutions, insured depository institution holding companies and their subsidiaries and affiliates from conducting proprietary trading and investing in or sponsoring private equity funds and hedge funds; and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key terms in the Dodd-Frank Act have been defined through final rules, many aspects of the changes imposed by the Dodd-Frank Act will be implemented by various regulatory bodies over the next several years. While we already have one subsidiary registered as an investment adviser subject to SEC examinations and another subsidiary registered as a broker-dealer subject to FINRA examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

The Dodd-Frank Act established a ten-member Financial Stability Oversight Council (the “Council”), an interagency body chaired by the Secretary of the Treasury, to identify and manage systemic risk in the financial system and improve interagency cooperation. Under the Dodd-Frank Act, the Council has the authority to review the activities of certain nonbank financial firms engaged in financial activities that are designated as “systemically important,” meaning, among other things, that the distress of the financial firm would threaten the stability of the U.S. economy. On April 3, 2012, the Council issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial firms as systemically important. The regulation details a three-stage process, with the level of scrutiny increasing at each stage. During Stage 1, the Council will apply a broad set of uniform quantitative metrics to screen out financial firms that do not warrant additional review. The Council will consider, among other things, whether a firm has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities and loans and bonds outstanding, a minimum leverage ratio of total consolidated assets to total equity of 15 to 1 and a short-term debt ratio of debt (with maturities less than 12 months) to total consolidated assets of 10%. A firm that meets both the asset threshold and one of the other thresholds will be subject to additional review. Although it is unlikely that we would be designated as systemically important under the process outlined in the final rule, the designation criteria could, and are expected to, evolve over time. While the council will use the Stage 1 thresholds in identifying nonbank companies for further evaluation, it may initially evaluate any nonbank financial company based on other firm-specific quantitative or qualitative factors, irrespective of whether such company meets the thresholds in Stage 1. If we were designated as such, it would result in increased regulation of our business, including higher standards regarding capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.

On October 11, 2011, the Federal Reserve and other federal regulatory agencies issued a proposed rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule became effective on July 21, 2012 and is subject to certain transition periods and exceptions for certain “permitted activities” that would enable certain institutions subject to the Volcker Rule to continue investing in private equity funds under certain conditions. Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there is uncertainty regarding the implementation of the Volcker Rule and its practical implications, and there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.

On October 26, 2011, the SEC adopted a new rule requiring advisers with at least $150 million in assets under management attributable to private funds to periodically file reports on a new Form PF. Under the rule, large private fund advisers, which are advisers with at least $1.5 billion in assets under management attributable to hedge funds and advisers with at least $2.0 billion in assets under management attributable to private equity funds, are subject to more detailed and in certain cases more frequent reporting requirements. The information will be used by the Council in monitoring risks to the U.S. financial system. We will be required to quarterly file reports on Form PF, which will likely result in increased administrative costs and require a significant amount of attention and time to be spent by our personnel, which may adversely impact our ability to manage our business.

In addition, on February 8, 2012, the U.S. Commodity Futures Trading Commission (the “CFTC”) adopted new rules eliminating certain exemptions from commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) registration on which we previously relied in operating our funds. The repeal of these exemptions and the new rules are designed to enhance the CFTC’s oversight of market participants and to allow it to more effectively manage the risks that such participants may pose to the markets. We currently anticipate that we will register as both a CPO and a CTA. Once we register and become subject to such obligations, we would likely incur increased administrative costs from the additional regulatory, reporting and compliance burdens imposed on our fund-related activities.

For entities designated by the CFTC or the SEC as swap dealers, security-based swaps dealers, major swap participants or major security-based swap participants, the Dodd-Frank Act imposes new regulatory, reporting and compliance requirements. On May 23, 2012, a joint final rulemaking by the CFTC and the SEC defining these key terms was published in the Federal Register. Based on those definitions, we do not believe that we would be a swap dealer, security-based swap dealer, major swap participant or security-based major swap participant at this time. If we are later designated as a swap dealer, security-based swap dealer, major swap participant or major security-based swap participant, our business will be subject to increased regulation, including registration requirements, recordkeeping and reporting obligations, external and internal business conduct standards, position limits monitoring and capital and margin thresholds.

In addition, the Dodd-Frank Act will require many over-the-counter swaps and security-based swaps to be centrally cleared through regulated clearinghouses and traded on exchanges or comparable trading facilities. These requirements could adversely affect our or our funds’ ability to utilize derivatives as part of our hedging and investment strategies and could increase the costs incurred in implementing such strategies.

The Dodd-Frank Act also requires increased disclosure of executive compensation and provides shareholders of most public companies with the right to vote on an advisory basis on executive compensation. Additionally, the Dodd-Frank Act empowers federal regulators to prescribe regulations or guidelines to prohibit any incentive-based payment arrangements that the regulators determine encourage covered financial institutions to take inappropriate risks by providing officers, employees, directors or principal shareholders with excessive compensation or that could lead to a material financial loss by such financial institutions.

It is difficult to determine the full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Compliance with any new laws or regulations could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 28, 2012, we granted 1,423 Class A Units to Marna Whittington in consideration of her service as a member of our board of directors for the remainder of 2012.

No purchase price was paid by Ms. Whittington for this issuance. The issuance was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The securities were issued to an accredited investor who acquired the securities for investment only and not with a view toward the public sale or distribution thereof.

Purchases of Equity Securities by the Issuer

Period	Total Number of Class A Units Purchased		Average Price Paid per Class A Unit	Total Number of Class A Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Class A Units that May Yet Be Purchased Under the Plans or Programs
6/15/12-6/15/12	400,000	(1)	$35.30	—	(2)	—	(2)

(1)	On June 15, 2012, we repurchased 400,000 Class A units from an unrelated third party broker-dealer in a privately negotiated transaction. The repurchase was not made pursuant to a publicly announced repurchase plan or program. The aggregate purchase price was $14,120,000 excluding commissions, which represents a per unit price of $35.30. We repurchased the Class A units using cash on hand.
(2)

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Sources and Uses of Liquidity,” we may from time to time repurchase our Class A units in open market or privately negotiated transactions. We are not obligated to make any future repurchases, and the level of future repurchases, if any, will depend upon a variety of factors, including the amount of available cash and the degree of discount of the market price of the Class A units from management’s estimate of the intrinsic value of the Class A units. However, we have not publicly announced or established any specific repurchase plans or programs.

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

Closed-End Funds

			As of June 30, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distributions Since Inception	Net Asset Value	Oaktree Segment Incentive Income Recognized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date									Gross	Net
	(in millions)
Distressed Debt
TCW Special Credits Fund I, L.P. (6)	Oct. 1988	Oct. 1991	$97	$97	$121	$218	$-	$-	$-	$-	29.0%	24.7%	2.3x
TCW Special Credits Fund II, L.P. (6)	Jul. 1990	Jul. 1993	261	261	505	766	-	-	-	-	41.6	35.7	3.1
TCW Special Credits Fund IIb, L.P. (6)	Dec. 1990	Dec. 1993	153	153	323	476	-	-	-	-	44.0	37.9	3.1
TCW Special Credits Fund III, L.P. (6)	Nov. 1991	Nov. 1994	329	329	470	799	-	-	-	-	26.2	22.1	2.5
TCW Special Credits Fund IIIb, L.P. (6)	Apr. 1992	Apr. 1995	447	447	459	906	-	-	-	-	21.2	17.9	2.1
TCW Special Credits Fund IV, L.P. (6)	Jun. 1993	Jun. 1996	394	394	462	856	-	-	-	-	21.1	17.3	2.2
OCM Opportunities Fund, L.P.	Oct. 1995	Oct. 1998	771	771	568	1,339	-	74	-	-	12.4	10.2	1.8
OCM Opportunities Fund II, L.P.	Oct. 1997	Oct. 2000	1,550	1,550	989	2,539	-	197	-	-	11.0	8.5	1.7
OCM Opportunities Fund III, L.P.	Sep. 1999	Sep. 2002	2,077	2,077	1,287	3,335	28	248	6	-	15.4	11.9	1.7
OCM Opportunities Fund IV, L.P.	Sep. 2001	Sep. 2004	2,125	2,125	1,727	3,845	7	340	1	-	35.0	28.1	1.9
OCM Opportunities Fund IVb, L.P.	May 2002	May 2005	1,339	1,339	1,257	2,596	-	247	2	-	57.8	47.3	2.0
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	901	1,857	223	142	34	-	18.5	14.2	1.8
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,135	1,858	1,051	76	145	826	12.0	8.6	1.7
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,241	2,650	2,189	9	7	2,184	10.4	8.1	1.4
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	7,665	9,682	7,826	410	1,078	2,997	23.5	17.6	1.8
Special Account A	Nov. 2008	Oct. 2012	253	253	218	87	383	5	38	219	31.4	24.9	1.9
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	587	30	5,064	-	9	5,053	11.2	8.1	1.2
Special Account B	Nov. 2009	Nov. 2012	1,031	1,031	151	103	1,100	-	-	1,102	11.9	11.5	1.2
Oaktree Opportunities Fund VIIIb, L.P. (7)	Aug. 2011	Aug. 2014	2,692	1,077	36	1	1,112	-	-	1,119	nm	nm	1.1
Oaktree Opportunities Fund IX, L.P.	TBD	TBD	4,615	-	-	-	-	-	-	-	-	-	-
Special Account E (7) (12)	Feb. 2012	-	253	76	3	-	79	-	-	77	nm	nm	1.0

											22.9%	17.5%
Global Principal Investments
TCW Special Credits Fund V, L.P. (6)	Apr. 1994	Apr. 1997	$401	$401	$349	$750	$-	$-	$-	$-	17.2%	14.6%	1.9x
OCM Principal Opportunities Fund, L.P.	Jul. 1996	Jul. 1999	625	625	281	906	-	-	-	-	6.4	5.4	1.5
OCM Principal Opportunities Fund II, L.P.	Dec. 2000	Dec. 2005	1,275	1,275	1,147	2,125	297	166	58	-	23.1	17.6	2.0
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	1,019	1,412	1,006	42	157	534	16.0	11.3	1.8
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	839	1,112	3,056	-	-	3,478	8.2	5.6	1.4
Oaktree Principal Fund V, L.P.	Feb. 2009	Feb. 2014	2,827	2,021	171	84	2,110	-	-	2,162	14.5	6.5	1.2
Special Account C	Dec. 2008	Feb. 2014	505	389	165	65	489	9	24	391	22.7	16.7	1.5

											13.3%	9.7%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$(47)	$60	$396	$-	$-	$599	1.8%	(3.1)%	1.1x
European Principal Investments (8)
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$460	$300	$84	$676	$1	$39	$625	10.9%	8.3%	1.7x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€295	€245	€1,735	€12	€-	€1,798	11.8	7.0	1.3
Oaktree European Principal Fund III, L.P. (7)	Nov. 2011	Nov. 2016	€3,164	€948	€12	€2	€958	€-	€-	€975	nm	nm	1.1

											11.6%	7.3%
Power Opportunities
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	$449	$383	$251	$634	$-	$23	$-	$-	20.1%	13.1%	1.8x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,459	1,888	112	93	7	-	76.5	59.3	3.9
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	1,062	227	(35)	5	187	-	-	239	(0.5)	(19.6)	1.0

											35.2%	27.2%

			As of June 30, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distributions Since Inception	Net Asset Value	Oaktree Segment Incentive Income Recognized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date									Gross	Net
	(in millions)
Real Estate
TCW Special Credits Fund VI, L.P. (6)	Aug. 1994	Aug. 1997	$506	$506	$666	$1,172	$-	$-	$-	$-	21.1%	17.4%	2.4x
OCM Real Estate Opportunities Fund A, L.P.	Feb. 1996	Feb. 1999	379	379	289	640	29	31	26	-	10.4	8.3	1.9
OCM Real Estate Opportunities Fund B, L.P.	Mar. 1997	Mar. 2000	285	285	163	422	26	-	-	82	8.0	6.9	1.7
OCM Real Estate Opportunities Fund II, L.P.	Dec. 1998	Dec. 2001	464	440	265	697	8	50	2	-	15.2	11.1	1.7
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	640	1,152	195	87	39	-	16.0	11.9	2.0
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	177	60	567	5	28	506	16.5	10.2	1.5
Special Account D	Nov. 2009	Nov. 2012	256	256	71	-	333	-	7	315	14.7	13.0	1.3
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,103	46	23	1,127	-	-	1,150	10.1	5.8	1.1

											15.3%	11.8%
Asia Real Estate
Oaktree Asia Special Situations Fund, L.P.	May 2008	Apr. 2009	$50	$19	$4	$-	$23	$-	$-	$26	11.3%	4.7%	1.4x

PPIP
Oaktree PPIP Fund, L.P. (9)	Dec. 2009	Dec. 2012	$2,322	$1,112	$200	$183	$1,129	$-	N/A	N/A	23.4%	N/A	1.2x
Mezzanine Finance
OCM Mezzanine Fund, L.P. (10).	Oct. 2001	Oct. 2006	$808	$773	$281	$1,036	$18	$31	$3	$-	14.3%	10.7%/10.1%	1.4x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	368	961	511	-	-	587	10.1	6.9	1.4
Oaktree Mezzanine Fund III, L.P. (11)	Dec. 2009	Dec. 2014	1,592	673	(1)	52	620	-	-	700	7.4	7.9/(25.2)	1.1

											11.5%	7.5%

(1)	Reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.
(2)	Excludes Oaktree segment incentive income recognized since inception.
(3)	Reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return before we are entitled to receive incentive income (other than tax distributions) from the fund.
(4)	The internal rate of return, or IRR, is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash distributions to investors and the residual value of such investor’s capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund’s general partner. Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund’s general partner.
(5)	Calculated as Drawn Capital plus gross income before fees and expenses divided by Drawn Capital.
(6)	The fund was managed by certain of our investment professionals while employed at the Trust Company of the West prior to our founding in 1995. When these employees joined Oaktree upon, or shortly after, our founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and us.
(7)	The IRR is not considered meaningful (“nm”) as the period from the initial contribution through June 30, 2012 is less than one year.
(8)	Aggregate IRRs based on conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD at the June 30, 2012 spot rate of $1.2690.
(9)	Due to the differences in allocations of income and expenses to this fund’s two primary limited partners, the United States Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not represented. Of the $2,322 million in capital commitments, $1,161 million relates to the Oaktree PPIP Private Fund, L.P. The accrued incentive and the gross and net IRR for the Oaktree PPIP Private Fund, L.P. were $16.9 million, 20.3% and 15.4%, respectively, as of June 30, 2012.
(10)	The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.7% and Class B interests is 10.1%. Combined net IRR for the Class A and Class B interests is 10.4%.
(11)	The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 7.9% and Class B interests is (25.2)%. Combined net IRR for Class A and Class B interests is 0.4%.
(12)	The investment period will end on the third anniversary of the start of the investment period of Oaktree Opportunities Fund IX, L.P., which has not yet commenced.

Open-End Funds

	Composite Inception	Strategy AUM as of June 30, 2012	Three Months Ended June 30, 2012			Since Inception Through June 30, 2012
			Quarterly Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Relevant Benchmark	Oaktree		Relevant Benchmark	Oaktree Gross	Relevant Benchmark
			Gross	Net		Gross	Net
		(in millions)
U.S. High Yield Bonds	Jan 1986	$15,353	2.1%	1.9%	1.6%	10.0%	9.4%	8.8%	0.78	0.52
European High Yield Bonds	May 1999	1,633	0.5	0.4	0.0	7.8	7.2	5.5	0.53	0.27
U.S. Convertibles	April 1987	4,196	(2.9)	(3.0)	(3.3)	9.6	9.1	7.6	0.43	0.26
Non-U.S. Convertibles	Oct 1994	2,161	(2.0)	(2.1)	(1.2)	8.7	8.0	5.6	0.69	0.29
High Income Convertibles	Aug 1989	1,024	(2.3)	(2.5)	1.8	12.0	11.2	8.6	0.99	0.55
U.S. Senior Loans(2)	Sep 2008	1,248	1.2	1.0	1.0	8.5	8.0	5.8	1.12	0.49
European Senior Loans	May 2009	905	1.0	0.8	0.7	13.0	12.3	14.5	1.79	1.86

(1)	Represents Oaktree’s time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. Returns for Relevant Benchmarks are presented on a gross basis.
(2)	Excludes two closed-end funds: Oaktree Loan Fund, L.P. and Oaktree Loan Fund, 2x, L.P. As of June 30, 2012, Oaktree Loan Fund, L.P. was predominantly liquidated, and Oaktree Loan Fund 2x, L.P. had AUM of $490.7 million. The funds had since-inception gross IRRs of 2.5% and 2.4%, respectively, and since-inception net IRRs of 1.9% and 1.6%, respectively.

Evergreen Funds(1)

		As of June 30, 2012				Quarterly Rates of Return for the Three Months ended June 30, 2012		Annualized Rates of Return from Inception through June 30, 2012
			Accrued Incentives (Fund Level)
	Inception	AUM				Gross	Net	Gross	Net
		(in millions)
Emerging Markets Absolute Return	Apr. 1997	$478	$	N/A	(2)	0.6%	0.1%	16.0%	11.0%
Value Opportunities	Sep. 2007	1,672		13		1.2	0.5	12.6	7.9

(1)	We also manage three restructured evergreen funds that are in liquidation: European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and OCM Japan Opportunities Fund, L.P. (Yen class). As of June 30, 2012, these funds had gross and net IRRs since inception of (1.7)% and (4.2)%, 8.0% and 5.5%, and (9.3)% and (10.4)%, respectively, and in the aggregate had AUM of $226.6 million as of June 30, 2012. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $10.0 million as of June 30, 2012.
(2)	As of June 30, 2012, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $21 million.

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

Date: August 10, 2012

Oaktree Capital Group, LLC

By:	/s/ David M. Kirchheimer
	Name:	David M. Kirchheimer
	Title:	Principal, Chief Financial Officer and Chief Administrative Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

3.2	Third Amended and Restated Operating Agreement of the Registrant dated as of August 31, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 2, 2011).

3.3	Amendment to Third Amended and Restated Operating Agreement of the Registrant dated as of March 29, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

4.1	Specimen Certificate evidencing the Registrant’s Class A units (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 2, 2011).

4.2	Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the purchasers named therein, dated as of June 14, 2004, for $75,000,000 in aggregate principal amount of 5.03% Senior Notes due June 14, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.3	Amendment No. 1 to the June 14, 2004 Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the other parties thereto, dated as of March 15, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.4	Amendment No. 2 and Waiver to the June 14, 2004 Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the other parties thereto, dated as of June 6, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.5	Form of 5.03% Senior Note due June 14, 2014 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.6	Assumption and Guaranty Agreement, by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree Media Investments, L.P. in favor of the holders of the 5.03% Senior Notes due June 14, 2014 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.7	Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the purchasers named therein, dated as of June 6, 2006, for $50,000,000 in aggregate principal amount of 6.09% Senior Notes due June 6, 2016 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.8	Form of 6.09% Senior Note due June 6, 2016 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.9	Assumption and Guaranty Agreement, by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree Media Investments, L.P. in favor of the holders of the 6.09% Senior Notes due June 6, 2016 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

Exhibit No.	Description of Exhibit

4.10	Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the purchasers named therein, dated as of November 8, 2006, for $50,000,000 in aggregate principal amount of 5.82% Senior Notes due November 8, 2016 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.11	Form of 5.82% Senior Note due November 8, 2016 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 2 2011).

4.12	Assumption and Guaranty Agreement, by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree Media Investments, L.P. in favor of the holders of the 5.82% Senior Notes due November 8, 2016 (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.13	Amendment and Waiver to the June 25, 2001 Note Purchase Agreement, the June 14, 2004 Note Purchase Agreement, the June 6, 2006 Note Purchase Agreement and the November 8, 2006 Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the other parties thereto, dated as of May 16, 2007 (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.14	Second Amendment and Waiver to the June 25, 2001 Note Purchase Agreement, the June 14, 2004 Note Purchase Agreement, the June 6, 2006 Note Purchase Agreement and the November 8, 2006 Note Purchase Agreement, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and the other parties thereto, dated as of July 6, 2010 (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.15	Indenture, dated as of November 24, 2009, by and among Oaktree Capital Management, L.P., as Issuer, Oaktree Capital Group, LLC, Oaktree Capital Group Holdings, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P., each an Initial Guarantor, and Wells Fargo Bank, National Association, as Trustee, with respect to 6.75% Senior Notes Due 2019 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.1	Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.2	Amended and Restated Limited Partnership Agreement of Oaktree Capital II, L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.3	Limited Partnership Agreement of Oaktree Capital Management, L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.4	Amended and Restated Limited Partnership Agreement of Oaktree Capital Management (Cayman), L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

Exhibit No.	Description of Exhibit

10.5	Second Amended and Restated Limited Partnership Agreement of Oaktree Investment Holdings, L.P., dated as of May 25, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.6	Second Amended and Restated Limited Partnership Agreement of Oaktree AIF Investments, L.P., dated as of October 29, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.7	Second Amended and Restated Tax Receivable Agreement, dated as of March 29, 2012, by and among Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Investment Holdings, L.P., Oaktree AIF Investments, L.P. and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.8	Second Amended and Restated Exchange Agreement, dated as of March 29, 2012, by and among Oaktree Capital Group, LLC, OCM Holdings I, LLC, Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., Oaktree Holdings, Ltd., Oaktree Capital Group Holdings, L.P. and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.9	Form of Registration Rights Agreement by and among Oaktree Capital Group, LLC and the selling unitholders named therein (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 2, 2012).

10.10	Credit Agreement, dated as of January 7, 2011, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P., the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and HSBC Securities (USA), Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.11	Form of Indemnification Agreement by and between Oaktree Capital Management, L.P. and the director or officer named therein (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 20, 2011).

10.12*	2007 Oaktree Capital Group Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.13*	Phantom Equity Plan of Oaktree Capital Group, LLC and its Affiliates, effective as of January 1, 2008 and form of award agreement thereunder (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.14*	Summary Employment Agreement by and among Oaktree Capital Management Limited and Howard Marks, dated as of September 26, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

Exhibit No.	Description of Exhibit

10.15*	Summary Employment Agreement by and among Oaktree Capital Management, L.P. and Kevin Clayton, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.16*	Form of Management Fee Sharing Letter Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.17*	Form of Profit Sharing Letter Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.18*	Fifth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP I, L.P., dated as of July 28, 2011 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.19*	Fifth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP II, L.P., dated as of July 28, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.20*	Third Amended and Restated Limited Partnership Agreement of Oaktree Fund GP III, L.P., dated as of July 28, 2011 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.21*	Form of Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 30, 2011).

10.22*	Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 24, 2012).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Description of Exhibit

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

†	To be furnished by amendment within 30 days pursuant to Rule 405(a)(ii)(2) of Regulation S-T.