Form 10-Q/A
period 2012-06-30
Oaktree Capital Group, LLC
filed 2012-09-06
CIK 1403528

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Oaktree Capital Group, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012 (the “Form 10-Q”), is to furnish the Interactive Data Files as Exhibit 101 to the Form 10-Q in accordance with Rule 405 and Rule 406T of Regulation S-T.

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

Date: September 6, 2012

Oaktree Capital Group, LLC

By:	/s/ David M. Kirchheimer
	Name:	David M. Kirchheimer
	Title:	Principal, Chief Financial Officer and Chief Administrative Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012.

**	Previously furnished as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012.

†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under such section.

3