Form 10-Q
period 2012-09-30
Oaktree Capital Group, LLC
filed 2012-11-13
CIK 1403528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

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

As of November 12, 2012, there were 30,180,933 Class A units and 120,267,503 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; distributions from and liquidation of our existing funds; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the section captioned “Risk Factors” in our prospectus dated April 11, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on April 12, 2012 in accordance with Rule 424(b) of the Securities Act, and in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, each of which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.

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

“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the fund-level leverage on which management fees are charged and the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments. Our assets under management amounts include assets under management for which we do not charge a management fee or earn incentive income. Our definition of assets under management is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of assets under management and the two assets under management-related metrics discussed in this quarterly report may not be directly comparable to the assets under management metrics of other investment managers.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Financial Condition

($ in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash-equivalents	$310,854	$297,230
U.S. Treasury and government agency securities	360,839	381,697
Corporate investments, at equity	128,622	121,825
Due from affiliates	41,096	31,826
Deferred tax assets	168,110	72,986
Other assets	117,041	110,181
Assets of consolidated funds:
Cash and cash-equivalents	3,370,467	3,208,429
Investments, at fair value	40,655,101	38,614,226
Dividends and interest receivable	222,289	268,162
Due from brokers	720,511	903,685
Receivable for securities sold	424,524	59,678
Derivative assets, at fair value	59,119	115,980
Other assets	230,754	108,251

Total assets	$46,809,327	$44,294,156

Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$175,406	$185,597
Accounts payable, other accrued expenses and other liabilities	61,130	63,108
Due to affiliates	140,311	57,574
Debt obligations	618,929	652,143
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	16,081	52,600
Payables for securities purchased	853,194	398,714
Securities sold short, at fair value	162,853	213,727
Derivative liabilities, at fair value	101,351	68,414
Distributions payable	253,814	379,555
Borrowings under revolving credit facilities	52,004	50,117

Total liabilities	2,435,073	2,121,549

Commitments and contingencies

Non-controlling redeemable interests in consolidated funds	43,103,542	41,048,607

Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 30,180,933 and 22,664,100 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Class B units, no par value, unlimited units authorized, 120,295,753 and 125,847,115 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Class C units, no par value, unlimited units authorized, 0 and 13,000 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Paid-in capital	659,880	634,739
Accumulated deficit	(376,174)	(444,713)
Accumulated other comprehensive loss	(1,936)	(1,884)

Class A unitholders’ capital	281,770	188,142
OCGH non-controlling interest in consolidated subsidiaries	988,942	935,858

Total unitholders’ capital	1,270,712	1,124,000

Total liabilities and unitholders’ capital	$46,809,327	$44,294,156

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Management fees	$30,586	$34,717	$91,813	$104,770
Incentive income	1,320	2,766	6,368	15,055

Total revenues	31,906	37,483	98,181	119,825

Expenses:
Compensation and benefits	(83,141)	(65,860)	(247,907)	(228,091)
Incentive income compensation expense	(29,546)	(16,377)	(118,268)	(111,372)
Equity-based compensation	(7,498)	(238,013)	(27,482)	(710,563)

Total compensation and benefits expense	(120,185)	(320,250)	(393,657)	(1,050,026)
General, administrative and other expenses	(27,866)	(26,982)	(77,967)	(77,385)
Consolidated fund expenses	(19,969)	(23,660)	(70,971)	(75,512)

Total expenses	(168,020)	(370,892)	(542,595)	(1,202,923)

Other income (loss):
Interest expense	(10,789)	(11,389)	(33,639)	(37,864)
Interest and dividend income	452,473	458,343	1,455,964	1,993,982
Net realized gain on consolidated funds’ investments	1,097,305	34,922	2,904,964	1,308,766
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	808,989	(4,146,070)	1,434,596	(4,204,804)
Investment income	8,298	1,608	17,683	8,646
Other income (expense), net	(59)	314	8,534	395

Total other income (loss)	2,356,217	(3,662,272)	5,788,102	(930,879)

Income (loss) before income taxes	2,220,103	(3,995,681)	5,343,688	(2,013,977)
Income taxes	(5,801)	(1,328)	(27,493)	(15,920)

Net income (loss)	2,214,302	(3,997,009)	5,316,195	(2,029,897)
Less:
Net (income) loss attributable to non-controlling redeemable interests in consolidated funds	(2,069,855)	3,761,006	(4,868,300)	1,654,687
Net (income) loss attributable to OCGH non-controlling interest in consolidated subsidiaries	(119,235)	199,460	(379,356)	308,181

Net income (loss) attributable to Oaktree Capital Group, LLC	$25,212	$(36,543)	$68,539	$(67,029)

Distributions declared per Class A unit (1)	$0.79	$0.51	$1.76	$2.05

Income (loss) per unit (basic and diluted):
Net income (loss) per Class A unit	$0.84	$(1.61)	$2.49	$(2.96)

Weighted average number of Class A units outstanding	30,181	22,677	27,494	22,677

(1)	All references to Class A units in these financial statements give effect to the conversion of previously outstanding 13 Class C units into Class A units on a one-for-one basis in April 2012.

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

Three Months Ended September 30, 2012	Oaktree Capital Group, LLC	OCGH Non- Controlling Interest in Consolidated Subsidiaries	Non- Controlling Redeemable Interests in Consolidated Funds	Total
Net income	$25,212	$119,235	$2,069,855	$2,214,302

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	263	1,047	—	1,310
Unrealized loss on interest rate swap designated as cash flow hedge	(63)	(252)	—	(315)

Other comprehensive income, net of tax	200	795	—	995

Total comprehensive income	25,412	120,030	2,069,855	2,215,297
Less: Comprehensive income attributable to non-controlling interests	—	(120,030)	(2,069,855)	(2,189,885)

Comprehensive income attributable to Oaktree Capital Group, LLC	$25,412	$—	$—	$25,412

Three Months Ended September 30, 2011
Net loss	$(36,543)	$(199,460)	$(3,761,006)	$(3,997,009)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(288)	(1,600)	—	(1,888)
Unrealized loss on interest rate swap designated as cash flow hedge	(930)	(5,164)	—	(6,094)

Other comprehensive loss, net of tax	(1,218)	(6,764)	—	(7,982)

Total comprehensive loss	(37,761)	(206,224)	(3,761,006)	(4,004,991)
Less: Comprehensive loss attributable to non-controlling interests	—	206,224	3,761,006	3,967,230

Comprehensive loss attributable to Oaktree Capital Group, LLC	$(37,761)	$—	$—	$(37,761)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)—Continued

(in thousands)

Nine Months Ended September 30, 2012	Oaktree Capital Group, LLC	OCGH Non- Controlling Interest in Consolidated Subsidiaries	Non- Controlling Redeemable Interests in Consolidated Funds	Total
Net income	$68,539	$379,356	$4,868,300	$5,316,195

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	194	947	—	1,141
Unrealized loss on interest rate swap designated as cash flow hedge	(246)	(968)	—	(1,214)

Other comprehensive loss, net of tax	(52)	(21)	—	(73)

Total comprehensive income	68,487	379,335	4,868,300	5,316,122
Less: Comprehensive income attributable to non-controlling interests	—	(379,335)	(4,868,300)	(5,247,635)

Comprehensive income attributable to Oaktree Capital Group, LLC	$68,487	$—	$—	$68,487

Nine Months Ended September 30, 2011
Net loss	$(67,029)	$(308,181)	$(1,654,687)	$(2,029,897)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(71)	(393)	—	(464)
Unrealized loss on interest rate swap designated as cash flow hedge	(1,408)	(7,811)	—	(9,219)

Other comprehensive loss, net of tax	(1,479)	(8,204)	—	(9,683)

Total comprehensive loss	(68,508)	(316,385)	(1,654,687)	(2,039,580)
Less: Comprehensive loss attributable to non-controlling interests	—	316,385	1,654,687	1,971,072

Comprehensive loss attributable to Oaktree Capital Group, LLC	$(68,508)	$—	$—	$(68,508)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,316,195	$(2,029,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment income	(17,683)	(8,646)
Depreciation and amortization	5,573	4,830
Equity-based compensation	27,482	710,563
Net realized and unrealized (gains) losses from consolidated funds’ investments	(4,339,560)	2,896,038
Amortization of original issue and market discount of consolidated funds’ investments	(94,269)	(105,047)
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(130,307)	(22,988)
Decrease in net due to affiliates	(6,667)	(9,258)
Decrease in accounts payable, other accrued expenses and other liabilities	(9,923)	(22,249)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease (increase) in dividends and interest receivable	45,896	(44,418)
Decrease in due from brokers	183,174	19,114
(Increase) decrease in receivables for securities sold	(364,846)	35,684
Increase in payables for securities purchased	454,480	124,509
Purchases of securities	(11,139,061)	(11,399,816)
Proceeds from maturities and sales of securities	13,549,529	11,414,533

Net cash provided by operating activities	3,480,013	1,562,952

Cash flows from investing activities:
Purchases of U.S. Treasury and government agency securities	(169,142)	(306,892)
Proceeds from maturities and sales of U.S. Treasury and government agency securities	190,000	70,000
Corporate investments in funds and companies	(8,142)	(53,842)
Distributions from corporate investments in funds and companies	19,028	11,901
Purchases of fixed assets	(4,631)	(5,810)

Net cash provided by (used in) investing activities	27,113	(284,643)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$300,000
Payment of debt issuance costs	—	(2,611)
Repayments of debt obligations	(33,214)	(43,929)
Issuance of Class A units	322,260	—
Purchases of Oaktree Operating Group units	(322,935)	(39,623)
Repurchase and cancellation of Class A units	(14,132)	—
Distributions to Class A unitholders	(50,189)	(46,487)
Distributions to OCGH unitholders	(279,086)	(348,651)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	4,948,480	5,285,103
Distributions to non-controlling interests	(7,907,434)	(9,769,413)
Borrowings on revolving credit facilities	719,928	382,850
Repayments on revolving credit facilities	(717,425)	(296,427)

Net cash used in financing activities	(3,333,747)	(4,579,188)

Effect of exchange rate changes on cash	2,283	594

Net increase (decrease) in cash and cash-equivalents	175,662	(3,300,285)
Cash and cash-equivalents, beginning balance	3,505,659	6,305,754

Cash and cash-equivalents, ending balance	$3,681,321	$3,005,469

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC

Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)

(in thousands)

	Oaktree Capital Group, LLC						OCGH Non- Controlling Interest in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Class C Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2011	22,664	125,847	13	$634,739	$(444,713)	$(1,884)	$935,858	$1,124,000

Activity for the nine months ended September 30, 2012:
Issuance of Class A units	7,904	—	—	322,260	—	—	—	322,260
Issuance of Class B units	—	2,358	—	—	—	—	—	—
Forfeitures of Class B units	—	(5)	—	—	—	—	—	—
Conversion of Class C Units into Class A Units	13	—	(13)	—	—	—	—	—
Repurchase and cancellation of Class A Units	(400)	—	—	(14,132)	—	—	—	(14,132)
Cancellation of Class B Units	—	(7,904)	—	—	—	—	—	—
Purchase of Oaktree Operating Group units from OCGH Unitholders	—	—	—	(322,260)	—	—	—	(322,260)
Deferred tax effect resulting from the purchase of Oaktree Operating Group units	—	—	—	15,490	—	—	—	15,490
Repurchase and cancellation of OCGH Units	—	—	—	—	—	—	(675)	(675)
Equity reallocation between controlling and non-controlling interests	—	—	—	69,101	—	—	(69,101)	—
Capital increase related to equity-based compensation	—	—	—	4,871	—	—	22,611	27,482
Distributions declared	—	—	—	(50,189)	—	—	(279,086)	(329,275)
Net income	—	—	—	—	68,539	—	379,356	447,895
Foreign currency translation adjustments, net of tax	—	—	—	—	—	194	947	1,141
Unrealized loss on interest rate swap designated as cash flow hedge, net of tax	—	—	—	—	—	(246)	(968)	(1,214)

Unitholders’ capital as of September 30, 2012	30,181	120,296	—	$659,880	$(376,174)	$(1,936)	$988,942	$1,270,712

Unitholders’ capital as of December 31, 2010	22,664	125,431	13	$549,466	$(348,741)	$(372)	$1,036,363	$1,236,716

Activity for the nine months ended September 30, 2011:
Issuance of Class B units	—	1,523	—	—	—	—	—	—
Forfeitures of Class B Units	—	(17)	—	—	—	—	—	—
Cancellation of Class B Units	—	(1,075)	—	—	—	—	—	—
Repurchase and cancellation of OCGH Units	—	—	—	—	—	—	(39,623)	(39,623)
Equity reallocation between controlling and non-controlling interests	—	—	—	(6,420)	—	—	6,420	—
Capital increase related to equity-based compensation	—	—	—	108,386	—	—	602,177	710,563
Contributions	—	—	—	—	—	—	848	848
Distributions declared	—	—	—	(46,487)	—	—	(349,499)	(395,986)
Net loss	—	—	—	—	(67,029)	—	(308,181)	(375,210)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(71)	(393)	(464)
Unrealized loss on interest rate swap designated as cash flow hedge, net of tax	—	—	—	—	—	(1,408)	(7,811)	(9,219)

Unitholders’ capital as of September 30, 2011	22,664	125,862	13	$604,945	$(415,770)	$(1,851)	$940,301	$1,127,625

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

Hedging and other derivatives

The Company is exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of its business. The Company addresses these risks as part of its overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, the Company may enter into interest rate swaps to manage all or a portion of the interest rate risk associated with its variable-rate borrowings. The Company’s corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is the Company’s functional currency and, consequently, are subject to fluctuations in foreign currency exchange rates. The Company also receives management fees from certain funds and pays expenses in currencies other than the U.S. dollar. To manage the risk associated with foreign currency exchange gains and

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

losses generated by the remeasurement of these investments, management fees and expenses denominated in non-functional currencies, the Company may enter into currency option and forward contracts to offset some of the foreign exchange risk on expected future cash flows.

As a result of the use of derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company enters into contracts with certain major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

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

Derivatives that are designated as hedging instruments are classified as either (a) a hedge of a recognized asset or liability (“fair value hedge”); (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (c) a hedge of a net investment in a foreign operation. For a fair value hedge, the Company records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same caption in the condensed consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current period earnings. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current-period earnings. For a derivative that is not designated as a hedging instrument (“freestanding derivative”), the Company records changes in fair value in current period earnings.

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

Investments, at fair value

The consolidated funds are primarily investment companies that reflect their investments, including majority-owned and controlled investments (the “portfolio companies”), at fair value. The Company has retained the specialized investment company accounting guidance under GAAP for the consolidated funds with respect to consolidated investments. Thus, the consolidated investments are reflected on the condensed consolidated statements of financial condition at fair value, with unrealized

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The guidance allows an entity to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the entity is required to present items that are reclassified between net income and other comprehensive income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public entities, the amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011, with retroactive application required. In December 2011, the FASB delayed indefinitely the effective date for the portion of this guidance related to the presentation of reclassifications of items out of accumulated other comprehensive income. The Company adopted this guidance in the first quarter of 2012 and determined that the adoption did not have a material impact on its financial condition or results of operations, because the guidance changes only the presentation of other comprehensive income and total comprehensive income. No changes were made to the existing guidance regarding which items are reported in other comprehensive income. Please see the condensed consolidated statements of comprehensive income (loss) for the required disclosures.

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

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE

Investments held and securities sold short in the consolidated funds are summarized below:

	Fair value at		Fair value as a percentage of investments of consolidated funds at
Investments:	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
United States:
Fixed income securities:
Consumer discretionary	$7,109,937	$7,656,687	17.5%	19.9%
Consumer staples	629,581	394,897	1.6	1.0
Energy	562,898	551,850	1.4	1.4
Financials	1,393,637	1,398,771	3.4	3.6
Health care	685,593	508,947	1.7	1.3
Industrials	2,486,774	2,976,294	6.1	7.7
Information technology	700,157	764,642	1.7	2.0
Materials	905,448	1,050,651	2.2	2.7
Telecommunication services	255,427	262,830	0.6	0.7
Utilities	1,984,328	2,108,998	4.9	5.5

Total fixed income securities (cost: $15,393,108 and $16,966,996 at September 30, 2012 and December 31, 2011, respectively)	16,713,780	17,674,567	41.1	45.8

Equity securities:
Consumer discretionary	3,239,224	3,189,373	8.0	8.3
Consumer staples	548,013	299,673	1.4	0.8
Energy	517,730	542,490	1.3	1.4
Financials	5,136,562	3,296,925	12.6	8.5
Health care	140,536	140,509	0.3	0.4
Industrials	1,126,844	1,021,423	2.8	2.6
Information technology	94,826	72,613	0.2	0.2
Materials	1,282,585	1,490,285	3.2	3.9
Telecommunication services	14,931	458,033	0.0	1.2
Utilities	12,650	13,050	0.0	0.0

Total equity securities (cost: $10,785,420 and $10,088,110 at September 30, 2012 and December 31, 2011, respectively)	12,113,901	10,524,374	29.8	27.3

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Fair value at		Fair value as a percentage of investments of consolidated funds at
Investments:	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Europe:
Fixed income securities:
Consumer discretionary	$1,920,605	$1,369,006	4.7%	3.5%
Consumer staples	453,534	366,268	1.1	1.0
Energy	258,563	68,689	0.6	0.2
Financials	631,147	458,177	1.6	1.2
Health care	23,946	52,098	0.1	0.1
Industrials	528,998	550,122	1.3	1.4
Information technology	10,589	40,348	0.0	0.1
Materials	707,488	697,314	1.7	1.8
Telecommunication services	182,105	28,835	0.5	0.1
Utilities	32,957	48,093	0.1	0.1

Total fixed income securities (cost: $4,551,639 and $3,723,747 at September 30, 2012 and December 31, 2011, respectively)	4,749,932	3,678,950	11.7	9.5

Equity securities:
Consumer discretionary	137,431	220,504	0.3	0.6
Consumer staples	1,270,157	1,258,840	3.1	3.3
Energy	97,897	—	0.2	—
Financials	1,329,053	896,977	3.3	2.3
Industrials	1,354	6,239	0.0	0.0
Materials	371,944	713,933	0.9	1.8

Total equity securities (cost: $2,765,110 and $2,352,879 at September 30, 2012 and December 31, 2011, respectively)	3,207,836	3,096,493	7.8	8.0

Asia and other:
Fixed income securities:
Consumer discretionary	1,330,829	1,274,605	3.3	3.3
Consumer staples	4,667	6,821	0.0	0.0
Energy	48,023	221,786	0.1	0.6
Financials	18,495	31,726	0.0	0.1
Health care	1,216	—	0.0	—
Industrials	263,194	27,996	0.7	0.1
Information technology	31,260	94,727	0.1	0.2
Materials	100,897	64,049	0.3	0.2

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Fair value at		Fair value as a percentage of investments of consolidated funds at
Investments:	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Telecommunication services	$1,147	$2,186	0.0%	0.0%
Utilities	138,272	129,356	0.3	0.3

Total fixed income securities (cost: $1,897,448 and $1,789,520 at September 30, 2012 and December 31, 2011, respectively)	1,938,000	1,853,252	4.8	4.8

Equity securities:
Consumer discretionary	106,119	125,039	0.3	0.3
Consumer staples	76,670	80,728	0.2	0.2
Energy	36,500	55,973	0.1	0.1
Financials	810,099	801,538	2.0	2.1
Health care	82	76	0.0	0.0
Industrials	740,883	491,080	1.8	1.3
Information technology	65,262	63,949	0.2	0.2
Materials	56,427	54,714	0.1	0.1
Telecommunication services	12,140	16,073	0.0	0.0
Utilities	27,470	97,420	0.1	0.3

Total equity securities (cost: $1,662,023 and $1,607,983 at September 30, 2012 and December 31, 2011, respectively)	1,931,652	1,786,590	4.8	4.6

Total fixed income securities	23,401,712	23,206,769	57.6	60.1
Total equity securities	17,253,389	15,407,457	42.4	39.9

Total investments, at fair value	$40,655,101	$38,614,226	100.0%	100.0%

Securities sold short:
Fixed income securities	$—	$(12,450)
Equity securities	(162,853)	(201,277)

Total securities sold short, at fair value	$(162,853)	$(213,727)

At September 30, 2012 and December 31, 2011, no single issuer or investment, including derivative instruments, had a fair value which exceeded 5% of Oaktree’s total consolidated net assets.

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

The following table summarizes net gains (losses) from investment activities:

	Three Months Ended September 30,
	2012		2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Investments and other financial instruments	$1,028,109	$948,408	$176,891	$(4,460,851)
Total return and credit default swaps (1)	28,849	2,189	28,187	(63,071)
Foreign currency forward contracts (1)	40,148	(135,228)	(170,610)	356,126
Options and futures (1)	199	(6,380)	454	21,726

Total	$1,097,305	$808,989	$34,922	$(4,146,070)

	Nine Months Ended September 30,
	2012		2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Investments and other financial instruments	$2,754,917	$1,535,611	$1,780,708	$(4,514,053)
Total return and credit default swaps (1)	59,313	38,311	40,914	(42,118)
Foreign currency forward contracts (1)	103,052	(137,422)	(509,223)	366,568
Options and futures (1)	(12,318)	(1,904)	(3,633)	(15,201)

Total	$2,904,964	$1,434,596	$1,308,766	$(4,204,804)

(1)	Please see note 5 for additional information.

4. FAIR VALUE

Fair value of financial assets and liabilities

Carrying value approximates fair value for cash and cash-equivalents, U.S. Treasury and government agency securities, receivables, consolidated fund credit facilities and accounts payable and accrued expenses, due to the short-term nature of these items. The fair value of debt obligations is

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

a Level III valuation that is estimated based on the current rates offered to Oaktree for debt of similar terms and maturities. The fair value of debt obligations was $652.5 million and $684.2 million as of September 30, 2012 and December 31, 2011, respectively, utilizing average borrowing rates of 3.6% and 3.5%, respectively. A 10% increase in the average borrowing rate assumption would lower the fair value as of September 30, 2012 to $642.8 million, while a 10% decrease would increase the fair value to $662.6 million. The fair value of the Company’s interest rate swap, a Level II valuation, is included in accounts payable, other accrued expenses and other liabilities, and was $8.8 million as of September 30, 2012 and $7.6 million as of December 31, 2011.

Fair value of financial instruments held by consolidated funds

The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair value hierarchy levels as of September 30, 2012:

	Level I	Level II	Level III	Total
Corporate debt—bank debt	$—	$9,713,882	$2,613,490	$12,327,372
Corporate debt—all other	—	7,899,162	3,175,178	11,074,340
Equities—common stock	3,830,373	347,845	7,715,878	11,894,096
Equities—preferred stock	1,972	2,961	884,430	889,363
Real estate	—	71,999	4,377,365	4,449,364
Other	2,110	3,418	15,038	20,566

Total investment securities	$3,834,455	$18,039,267	$18,781,379	$40,655,101

Securities sold short—equities	$(162,853)	$—	$—	$(162,853)

Options written	$—	$2,617	$—	$2,617
Swaps (net)	—	40,840	—	40,840
Forward contracts (net)	—	(87,262)	—	(87,262)
Futures	1,573	—	—	1,573

The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair value hierarchy levels as of December 31, 2011:

	Level I	Level II	Level III	Total
Corporate debt—bank debt	$—	$10,173,773	$1,978,637	$12,152,410
Corporate debt—all other	—	7,899,118	3,155,241	11,054,359
Equities—common stock	4,383,599	472,796	6,349,335	11,205,730
Equities—preferred stock	1,869	3,608	1,133,725	1,139,202
Real estate	—	—	3,037,624	3,037,624
Other	1,594	4,483	18,824	24,901

Total investment securities	$4,387,062	$18,553,778	$15,673,386	$38,614,226

Corporate debt	$—	$(12,450)	$—	$(12,450)
Equities	(201,277)	—	—	(201,277)

Total securities sold short	$(201,277)	$(12,450)	$—	$(213,727)

Options written	$—	$(2,468)	$—	$(2,468)
Swaps (net)	—	(1,569)	—	(1,569)
Forward contracts (net)	—	53,738	—	53,738
Futures	(2,135)	—	—	(2,135)

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate debt – bank debt	Corporate debt – all other	Equities – common stock	Equities – preferred stock	Real estate	Other	Total
Three months ended September 30, 2012:
Beginning balance	$2,424,016	$3,054,677	$7,422,030	$1,090,596	$3,559,548	$19,965	$17,570,832
Transfers into Level III	1,403	234,196	102,504	1,164	—	—	339,267
Transfers out of Level III	(319,348)	(389,549)	(11,424)	—	—	—	(720,321)
Purchases	652,231	333,320	92,793	51,479	1,291,356	—	2,421,179
Sales	(197,648)	(89,188)	(123,350)	(277,090)	(705,893)	(7,835)	(1,401,004)
Realized gains (losses), net	25,762	7,536	41,470	273,589	854	5,516	354,727
Unrealized appreciation (depreciation), net	27,074	24,186	191,855	(255,308)	231,500	(2,608)	216,699

Ending balance	$2,613,490	$3,175,178	$7,715,878	$884,430	$4,377,365	$15,038	$18,781,379

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,492	$24,723	$292,967	$26,859	$261,441	$(1,214)	$606,268

Three months ended September 30, 2011:
Beginning balance	$1,641,199	$3,459,943	$6,338,389	$667,245	$1,464,356	$14,564	$13,585,696
Transfers into Level III	570,647	14,630	115,708	28,850	173,800	—	903,635
Transfers out of Level III	(16,591)	(99,207)	(244,115)	—	—	(908)	(360,821)
Purchases	504,278	165,936	247,859	51,087	724,526	2,500	1,696,186
Sales	(123,961)	(222,605)	(54,114)	(626)	(27,744)	—	(429,050)
Realized gains (losses), net	13,515	14,655	12,751	(4,094)	12,411	14	49,252
Unrealized appreciation (depreciation), net	(189,307)	39,410	(339,167)	(86,227)	1,794	2,747	(570,750)

Ending balance	$2,399,780	$3,372,762	$6,077,311	$656,235	$2,349,143	$18,917	$14,874,148

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(151,507)	$4,708	$(276,597)	$(76,121)	$3,994	$4,070	$(491,453)

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Corporate debt – bank debt	Corporate debt – all other	Equities – common stock	Equities – preferred stock	Real estate	Other	Total
Nine months ended September 30, 2012:
Beginning balance	$1,978,637	$3,155,241	$6,349,335	$1,133,725	$3,037,624	$18,824	$15,673,386
Transfers into Level III	377,015	606,212	567,143	8,151	17,275	—	1,575,796
Transfers out of Level III	(538,993)	(590,324)	(371,106)	(100,064)	(5,353)	—	(1,605,840)
Purchases	1,355,860	745,392	775,405	95,040	2,171,080	—	5,142,777
Sales	(561,188)	(953,083)	(208,080)	(280,947)	(1,360,471)	(7,835)	(3,371,604)
Realized gains (losses), net	35,655	107,829	(19,555)	270,390	259,950	5,516	659,785
Unrealized appreciation (depreciation), net	(33,496)	103,911	622,736	(241,865)	257,260	(1,467)	707,079

Ending balance	$2,613,490	$3,175,178	$7,715,878	$884,430	$4,377,365	$15,038	$18,781,379

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(8,054)	$156,816	$578,065	$41,154	$418,750	$(73)	$1,186,658

Nine months ended September 30, 2011:
Beginning balance	$1,330,000	$3,321,051	$5,774,231	$735,855	$985,051	$16,176	$12,162,364
Transfers into Level III	664,669	260,403	115,869	28,945	174,896	1	1,244,783
Transfers out of Level III	(99,281)	(278,616)	(338,315)	(57,408)	(935)	(909)	(775,464)
Purchases	1,162,535	1,230,581	811,318	59,323	1,283,391	3,822	4,550,970
Sales	(548,975)	(1,202,725)	(227,549)	(58,748)	(125,159)	—	(2,163,156)
Realized gains (losses), net	25,145	(67,691)	21,144	(13,800)	19,744	14	(15,444)
Unrealized appreciation (depreciation), net	(134,313)	109,759	(79,387)	(37,932)	12,155	(187)	(129,905)

Ending balance	$2,399,780	$3,372,762	$6,077,311	$656,235	$2,349,143	$18,917	$14,874,148

Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(124,193)	$210,176	$(101,850)	$(53,280)	$20,996	$1,135	$(47,016)

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.

Transfers between Level I and Level II for the three and nine months ended September 30, 2012 included $17.6 million from Level II to Level I, as certain securities began trading on an exchange. There were no transfers between Level I and Level II for the three or nine months ended September 30, 2011.

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

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following table sets forth a summary of valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III investments as of September 30, 2012:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs(7)(8)(9)
Credit-oriented investments:

	$1,513,162	Discounted cash flow(1)	Discount rate (range: 7% – 16%)

	1,335,897	Market approach (comparable companies)(2)	Earnings multiple(3) (range: 4x – 16x)

	227,817	Market approach (value of underlying assets)(2),(4)	Underlying asset multiple (range: 0.9x – 1.1x)

	2,034,957	Recent transaction price(5)	Not applicable

	676,835	Recent market information(6)	Broker quotations

Equity investments:

	5,731,797	Market approach (comparable companies)(2)	Earnings multiple(3) (range: 3x – 16x)

	1,500,416	Market approach (value of underlying assets)(2),(4)	Underlying asset multiple (range: 1x – 1.2x)

	1,368,095	Recent transaction price(5)	Not applicable

Real estate-oriented investments:
	1,806,758	Discounted cash flow(1)	Discount rate (range: 8% – 38%)

Terminal capitalization rate (range: 6% – 11%)

Direct capitalization rate (range: 7% – 9%)

Net operating income growth rate (range: 1% – 36%)

Absorption rate (range: 13% – 67%)

	472,609	Market approach (comparable companies)(2),(4)	Earnings multiple(3) (range: 6x – 15x)

	603,265	Market approach (value of underlying assets)(2),(4)	Underlying asset multiple (range: 1.4x – 1.6x)

	1,440,257	Recent transaction price(5)	Not applicable

	54,476	Recent market information(6)	Broker quotations
Other	15,038

Total Level III investments	$18,781,379

(1)	A discounted cash flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer and certain real estate-oriented investments.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

(2)	A market approach is generally used to value distressed investments and investments in which the consolidated funds have a controlling interest in the underlying issuer.

(3)	Earnings multiples are based on comparable public companies and transactions with comparable companies. The Company typically utilizes multiples of EBITDA, however in certain cases the Company may use other earnings multiples believed to be most relevant for the investment.

(4)	A market approach using the value of underlying assets utilizes a multiple, based on comparable companies, of underlying assets or the net book value of the portfolio company.

(5)	Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date, adjusted when appropriate based on consideration of any changes in significant unobservable inputs, valuations of comparable companies and other similar transactions. In other cases, the fair value may be based on a pending transaction expected to occur after the valuation date.

(6)	Certain investments are valued using broker quotes for the subject security and/or similar securities.

(7)	The significant unobservable input used in the fair value measurement of performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer is the discount rate. A significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair value measurement.

(8)	The significant unobservable input used in the market approach for the fair value measurement of distressed credit-oriented investments, credit oriented investments in which the consolidated funds have a controlling interest in the underlying issuer, equity investments, and certain real estate-oriented investments is a multiple of earnings or a multiple of underlying assets. A significant increase (decrease) in these multiples would result in a significantly higher (lower) fair value measurement.

(9)	The significant unobservable inputs used in the fair value measurement of real estate investments valued using a discounted cash flow analysis can include a discount rate, terminal capitalization rate, direct capitalization rate, net operating income growth rate and/or absorption rate. A significant increase (decrease) in a discount rate, terminal capitalization rate or direct capitalization rate would result in a significantly lower (higher) fair value measurement. A significant increase (decrease) in a net operating income growth rate or absorption rate would result in a significantly higher (lower) fair value measurement. Generally, a change in a net operating income growth rate or absorption rate would be accompanied by a directionally similar change in the discount rate.

The use of unobservable inputs, including assessing the accuracy of source data, and the results of pricing models, requires a significant degree of judgment. The Company assesses the accuracy and reliability of the sources it uses to obtain unobservable inputs; these sources may include third-party vendors that the Company believes are reliable and commonly utilized by other market place participants. In addition to the unobservable inputs described above, other factors, as described in note 2, have a significant impact on investment valuations.

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

The Company had one derivative designated as a cash flow hedge at September 30, 2012 and December 31, 2011. This interest rate swap had a notional value of $247.5 million and $270.0 million as of September 30, 2012 and December 31, 2011, respectively. The hedge continued to be effective as of September 30, 2012.

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

The Company’s freestanding derivatives consisted of the following net forward currency sell contracts at September 30, 2012 and December 31, 2011:

September 30, 2012:	Contract amount in local currency	Contract amount in U.S. dollars	Market value in U.S. dollars	Net unrealized appreciation (depreciation)
Pound Sterling, expiring 10/5/12-7/5/13	32,636	$52,701	$51,523	$1,178
Euro, expiring 10/31/12-7/31/13	53,500	69,290	68,896	394
Japanese Yen, expiring 11/21/12-11/26/12	1,430,000	18,054	18,343	(289)

Total		$140,045	$138,762	$1,283

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

December 31, 2011:	Contract amount in local currency	Contract amount in U.S. dollars	Market value in U.S. dollars	Net unrealized appreciation (depreciation)
Euro, expiring 1/31/12	16,000	$22,720	$20,733	$1,987
Japanese Yen, expiring 2/29/12	1,250,000	16,073	16,241	(168)

Total		$38,793	$36,974	$1,819

The impact of freestanding derivative instruments (including both realized and unrealized gains and losses) on the condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign currency forward contracts:	2012	2011	2012	2011
General, administrative and other expense (1)	$(1,483)	$1,092	$1,543	$(2,252)

(1)	To the extent that the Company’s freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general, administrative and other expenses.

As of September 30, 2012 and December 31, 2011, the Company had not designated any derivatives as fair value hedges or hedges of net investments in foreign operations.

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

The impact of derivative instruments held by the consolidated funds on the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,
	2012		2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Total return and credit default swaps	$28,849	$2,189	$28,187	$(63,071)
Foreign currency forward contracts	40,148	(135,228)	(170,610)	356,126
Options and futures	199	(6,380)	454	21,726

Total	$69,196	$(139,419)	$(141,969)	$314,781

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	Nine Months Ended September 30,
	2012		2011
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Total return and credit default swaps	$59,313	$38,311	$40,914	$(42,118)
Foreign currency forward contracts	103,052	(137,422)	(509,223)	366,568
Options and futures	(12,318)	(1,904)	(3,633)	(15,201)

Total	$150,047	$(101,015)	$(471,942)	$309,249

6. DEBT OBLIGATIONS AND CREDIT FACILITIES

As of September 30, 2012 and December 31, 2011, the Company had the following debt obligations:

	September 30, 2012	December 31, 2011
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$21,429	$32,143
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$300,000, 3.19% rate as described below, term loan issued in January 2011, payable 2.5% per quarter through December 31, 2015, final $150,000 payment on January 6, 2016	247,500	270,000

Total remaining principal	$618,929	$652,143

Future principal payments of debt obligations are as follows:

Remainder of 2012	$7,500
2013	40,714
2014	40,715
2015	30,000
2016	250,000
Thereafter	250,000

Total	$618,929

As of September 30, 2012 and December 31, 2011, the Company was in compliance with all financial covenants associated with its senior notes and credit facilities.

On January 7, 2011, the Company terminated the previously existing credit facility and executed a credit agreement for senior unsecured credit facilities (collectively, the “Credit Facilities”), consisting of a $300 million funded term loan (the “Term Loan”) and a $250 million revolving credit facility (the “Revolving Credit Facility”). At the Company’s election, outstanding borrowings bear interest equal to

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

LIBOR or the alternate base rate, as defined, plus a ratings-based margin. The Company entered into an interest rate swap that, together with the margin for Eurodollar loans of 1.50% at the Company’s current rating, fixed the term loan’s annual interest rate at 3.19%. The Term Loan matures in January 2016, with quarterly amortization of 2.5% that commenced March 31, 2011, and a final principal payment of $150 million at maturity. The Revolving Credit Facility, which remains undrawn, expires in January 2014 and has a commitment fee payable at an annual rate of 0.20% on unused funds. The Credit Facilities contain typical financial covenants, including ones regarding a maximum leverage ratio of 2.5-to-1, minimum fixed charge coverage ratio of 2.5-to-1 and minimum required levels of assets under management and net worth (as defined) of $50 billion and $400 million, respectively.

Oaktree Finance, LLC (“Oaktree Finance”) was formed on May 3, 2011 as an adjacency to the Company’s mezzanine strategy. Oaktree Finance is an indirect wholly-owned subsidiary of the Company, focused on providing financing for larger middle-market companies. On May 11, 2011, Oaktree Finance filed a Form N-2 with the SEC to register an initial public offering of its shares. In connection with such an offering, Oaktree Finance planned to convert from a limited liability company to a corporation and elect to be treated as a business development company under the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”). On October 7, 2011, Oaktree Finance entered into a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) with a consortium of lenders that provides an initial borrowing capacity of $75 million and the ability to borrow an additional $150 million if certain specified conditions are met, including the completion of a public offering by Oaktree Finance. As of December 31, 2011 and June 30, 2012, there were no outstanding amounts under the Senior Secured Revolving Credit Facility.

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

Credit facilities of the consolidated funds

Certain of the consolidated funds maintain revolving credit facilities to fund investments between capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds’ limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. The obligations of the consolidated funds are nonrecourse to the Company. As of September 30, 2012 and December 31, 2011, the consolidated funds were in compliance with all covenants.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The consolidated funds had the following revolving bank credit facilities and term loans outstanding as of September 30, 2012 and December 31, 2011:

Credit agreement	Outstanding amount		Facility capacity	LIBOR margin (1)	Maturity	Commitment fee rate	L/C fee (2)
	September 30, 2012	December 31, 2011
Credit facility (3)	$—	$—	$750,000	1.25%	8/28/15	N.A.	N.A.
Multi-currency term loan (4)	48,554	50,117	$275,000	3.00%	12/23/13	N.A.	N.A.
Revolving credit facility	—	—	$150,000	1.75%	12/15/13	0.35%	N.A.
Revolving credit facility	—	—	$125,000	1.75%	5/20/14	0.35%	N.A.
Revolving credit facility	3,450	—	$55,000	2.00%	9/15/13	0.35%	2.00%
Euro-denominated revolving credit facility	—	—	€55,000	1.50%	12/11/12	0.30%	1.50%
Euro-denominated revolving credit facility	—	—	€55,000	1.75%	12/17/13	0.30%	2.00%
Revolving credit facility	—	—	$10,000	2.25%	9/01/13	0.38%	N.A.
Revolving credit facility	—	—	$75,000	1.75%	9/06/13	0.35%	N.A.

	$52,004	$50,117

(1)	The facilities bear interest at the borrower’s option of (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.
(2)	Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of September 30, 2012 and December 31, 2011, outstanding standby letters of credit totaled $50,024 and $75,884, respectively.
(3)	Libor margin equals 1.25% through August 28, 2013 and 2.50% thereafter. The credit facility is collateralized by the portfolio investments of the fund.
(4)	A four-year $275,000 aggregate principal amount term loan that consists of (a) a U.S. Dollar-denominated loan in an aggregate principal amount of $221,451, (b) a euro-denominated loan in an aggregate principal amount of €26,492 and (c) an Australian dollar-denominated loan in an aggregate principal amount of AU$17,660. The loan is guaranteed by the fund and, with certain limited exceptions, all of the subsidiaries of the fund, and is collateralized by both the unfunded capital commitments of the partners and, with certain exceptions, the portfolio investments of the fund and its subsidiaries. In connection with the term loan, $4,125 was paid to the administrative agent as a structuring fee and is being amortized over the 4-year life of the term loan.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS

The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$41,048,607	$44,466,116
Contributions	4,948,480	5,285,103
Distributions	(7,907,434)	(9,769,413)
Net income	4,868,300	(1,654,687)
Change in distributions payable	125,741	75,029
Change in deferred contributions	41,000	—
Foreign currency translation and other	(21,152)	23,485

Ending balance	$43,103,542	$38,425,633

8. UNITHOLDERS’ CAPITAL

The OCGH Unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is based on the proportionate share of Oaktree Operating Group units held by the OCGH Unitholders. As of September 30, 2012 and December 31, 2011, respectively, OCGH units represented 120,295,753 of the total 150,476,686 Oaktree Operating Group units and 125,847,115 units of the total 148,524,215 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,237,057 and $1,104,493 as of September 30, 2012 and December 31, 2011, respectively, the OCGH non-controlling interest was $988,942 and $935,858.

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

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

The following table sets forth a summary of the net income (loss) attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	120,283	125,862	123,070	125,990
Class A unitholders	30,181	22,677	27,494	22,677

Total weighted average units outstanding	150,464	148,539	150,564	148,667

Oaktree Operating Group net income (loss):
Net income (loss) attributable to OCGH non-controlling interest	$119,235	$(199,460)	$379,356	$(308,181)
Net income (loss) attributable to Class A unitholders	29,920	(35,938)	84,444	(55,513)

Oaktree Operating Group net income (loss)	$149,155	$(235,398)	$463,800	$(363,694)

Net income (loss) attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income (loss) attributable to Class A unitholders	$29,920	$(35,938)	$84,444	$(55,513)
Non-Operating Group other income	—	—	6,260	—
Non-Operating Group income (expenses)	(115)	37	(393)	(404)
Income tax expense of Intermediate Holding Companies	(4,593)	(642)	(21,772)	(11,112)

Net income (loss) attributable to Oaktree Capital Group, LLC	$25,212	$(36,543)	$68,539	$(67,029)

Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group on the Company’s capital:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Oaktree Capital Group, LLC	$25,212	$(36,543)	$68,539	$(67,029)
Equity reallocation between controlling and non-controlling interests	(74)	(1)	69,101	(6,420)

Change from net income (loss) attributable to Oaktree Capital Group, LLC and transfers to non-controlling interest	$25,138	$(36,544)	$137,640	$(73,449)

Please see note 10 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

9. EARNINGS PER UNIT

The computations of net income (loss) per unit are set forth below (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average units outstanding:
Class A units outstanding	30,181	22,677	27,494	22,677
OCGH units exchangeable into Class A units (1)	—	—	—	—

Total weighted average units outstanding	30,181	22,677	27,494	22,677

Net income (loss) per Class A unit:
Net income (loss)	$25,212	$(36,543)	$68,539	$(67,029)

Weighted average units outstanding	30,181	22,677	27,494	22,677

Basic and diluted net income (loss) per unit	$0.84	$(1.61)	$2.49	$(2.96)

(1)	OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of September 30, 2012, there were 120,295,753 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 120,295,753 additional Class A units through March 1, 2022, including more than 115,000,000 additional Class A units in 2012 in connection with the possible exchange of vested OCGH units by the OCGH Unitholders pursuant to the Company’s exchange agreement. For the three and nine month periods ended September 30, 2012 and 2011, OCGH units have been excluded from the calculation of diluted earnings per unit given that the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interests in the Oaktree Operating Group and may have an anti-dilutive effect on earnings per unit to the extent that additional expenses, particularly tax-related expenses, are incurred by the Company as a result of the exchange.

10. EQUITY-BASED COMPENSATION

As a part of the May 2007 Restructuring, the OCGH Unitholders exchanged their interests in the Predecessor Company for units in OCGH. As a result of the service requirement, the OCGH units subject to the risk of forfeiture, equal to $4,644.8 million based on the fair value of Class A units sold in the 2007 Private Offering, were charged to compensation expense over the service period from May 25, 2007 through January 2, 2012. These units vested 20% on each of January 2, 2008, 2009, 2010, 2011 and 2012. When the Company recorded this equity-based compensation expense, it also recorded a corresponding increase in capital.

Pursuant to the Company’s exchange agreement, as amended, the general partner of OCGH may elect at its discretion to declare an open period during which an OCGH Unitholder may exchange its unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units of the Company, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing. The general partner determines the number of units eligible for exchange within a given open period and, if the OCGH Unitholders request to exchange a number of units in excess of the amount eligible for exchange, the general partner determines which units to exchange taking into account such factors as appropriate. Upon approval by

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

the Company’s board of directors, OCGH units that are selected for exchange in accordance with the foregoing will be exchanged, at the option of the board of directors, into Class A units of the Company, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing pursuant to the terms of the exchange agreement.

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

A maximum of 22,278,632 OCGH units were authorized to be awarded pursuant to the 2007 Oaktree Capital Group Equity Incentive Plan (the “2007 Plan”) and 4,954,976 units were awarded and issued as of September 30, 2012 under the 2007 Plan. The Company’s board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan. A maximum of 22,300,000 units have been authorized to be awarded pursuant to the 2011 Oaktree Capital Group Equity Incentive Plan (the “2011 Plan”) and 2,472,471 units have been awarded (of which 2,372,471 have been issued) as of September 30, 2012 under the 2011 Plan. Units under the 2011 Plan can be awarded in the form of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards and each unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested units issued and outstanding, including Class A units and OCGH units, were 150,476,686 as of September 30, 2012.

As of October 1, 2012, the Company expected to recognize compensation expense on its non-vested equity-based awards of $111.2 million over a weighted average recognition period of 5.7 years.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

A summary of the status of the Company’s unvested equity-based awards as of September 30, 2012 and a summary of changes for the nine months ended September 30, 2012 are presented below (actual dollars per unit):

	Class A Units		Class C Units		OCGH Units
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Balance, December 31, 2011	—	$—	1,200	$24.75	24,130,569	$41.13
Granted (1)	14,969	43.14	—	—	2,457,502	32.55
Vested	(3,900)	44.00	(600)	24.75	(21,567,234)	43.15
Exchanged	600	24.75	(600)	24.75	—	—
Forfeited	—	—	—	—	(5,000)	19.67

Balance, September 30, 2012	11,669	$41.91	—	$—	5,015,837	$28.27

(1)	As part of the year-end 2011 personnel and compensation review process, 1,966,302 restricted OCGH units were issued with a grant date during the first quarter of 2012, subject to equal annual vesting over periods of five or ten years. Additionally, 346,200 units were issued to replace phantom equity plan grants awarded in the prior year that were subsequently cancelled. In January 2012, 13,546 Class A units were awarded of which 3,900 were vested upon grant, 4,546 vest in equal annual installments over 5 years and 5,100 vest in increments over a 4-year period. The aggregate grant date fair value of $76.3 million for all OCGH units issued in the first quarter was determined by applying a 25% discount to the Class A unit trading price on the private over-the-counter market developed by Goldman, Sachs & Co. for Tradable Unregistered Equity Securities on which the Class A units traded before the initial public offering (the “GSTrUE OTC market”). In June 2012, 1,423 Class A units were awarded with a grant date fair value as determined by the Class A unit trading price on the New York Stock Exchange (“NYSE”). In the third quarter of 2012, 45,000 restricted OCGH units were issued subject to equal annual vesting over five years, and 100,000 deferred OCGH units were awarded subject to equal annual vesting over ten years, with such deferred OCGH units to be issued only upon each annual vesting date. The aggregate grant date fair value of $3.7 million for all OCGH units awarded in the third quarter was determined by applying a 30% discount to the Class A unit trading price on the NYSE.

As of September 30, 2012, unvested units were expected to vest as follows:

	Number of Units	Weighted average remaining service term (years)
Class A Units	11,669	3.9
OCGH Units	5,015,837	5.7

11. INCOME TAXES AND RELATED PAYMENTS

In connection with the 2007 Private Offering, Oaktree was established as a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, were established as wholly-owned corporate subsidiaries. Accordingly, income earned by

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Historically, the income earned by the corporate subsidiaries was subject to tax at a combined federal and state tax rate of 41%. However, due to a change in state tax law, one of the corporate subsidiaries, Oaktree Holdings, Inc., is now subject to tax at a combined federal and state tax rate of 38%. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders. For the periods beginning prior to January 1, 2012, Oaktree incurred income tax expense despite reporting losses before income taxes for financial reporting purposes because the non-cash equity-based compensation expense arising from the 2007 Private Offering that caused the reported losses was generally not deductible for income tax purposes. The final portion of the non-cash equity-based compensation expense associated with the 2007 Private Offering was charged against pre-tax income in the first quarter of 2012 and did not create a loss before taxes for financial reporting purposes for the three and nine months ended September 30, 2012. The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income taxes and the three other subsidiaries that are not; consequently, the effective income tax rate is subject to significant variation from period to period.

As a result of a change in state tax law that reduced the combined federal and state tax rate applicable to income from Oaktree Holdings, Inc. from 41% to 38%, the existing deferred tax assets and liabilities of Oaktree Holdings Inc. were remeasured. The remeasurement reduced the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering from $64.4 million to $56.6 million, consequently reducing the related tax receivable agreement liability payable to OCGH Unitholders by $6.3 million. The $6.3 million reduction in the tax receivable agreement payable is reflected in other income (expense), net in the condensed consolidated statements of operations.

The exchange of OCGH units in connection with the Company’s initial public offering resulted in increases in the tax basis of the tangible and intangible assets of Oaktree Operating Group. As a result, the Company recorded a deferred tax asset of $103.3 million and an associated liability of $87.8 million for payments to OCGH Unitholders under the tax receivable agreement, which had the effect of increasing capital by $15.5 million. These payments are expected to occur over the period ending approximately in 2034.

No amounts were paid under the tax receivable agreement for the nine months ended September 30, 2012.

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

Incentive income

In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or otherwise determinable. As of September 30, 2012 and December 31, 2011, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,138,553 and $1,686,967, respectively, for which related incentive income compensation expense was estimated to be $857,688 and $659,256, respectively.

Commitments to funds

As of September 30, 2012 and December 31, 2011, the Company, generally in the capacity as general partner, had undrawn capital commitments of $310,533 and $266,541, respectively, including commitments to both non-consolidated and consolidated funds.

Investment commitments of consolidated funds

The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of September 30, 2012 and December 31, 2011, these commitments were $103,205 and $521,994, respectively.

As of September 30, 2012 and December 31, 2011, the consolidated funds had aggregate potential investment commitments of $371,176 and $367,930, respectively. These commitments will be funded by the funds’ aggregate cash balance, asset sales proceeds or drawdowns against existing capital commitments.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. The aggregate guaranteed amounts were not material to the condensed consolidated financial statements as of September 30, 2012 and December 31, 2011.

13. RELATED PARTY TRANSACTIONS

The Company considers its principals, employees and non-consolidated Oaktree funds to be affiliates. Amounts due from and to affiliates were comprised of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Due from affiliates:
Loans	$34,221	$23,888
Amounts due from non-consolidated funds	1,160	1,014
Payments made on behalf of non-consolidated entities	3,417	4,091
Non-interest bearing advances made to certain non-controlling interest holders and employees	2,298	2,833

Total due from affiliates	$41,096	$31,826

Due to affiliates:
Due to OCGH Unitholders in connection with the tax receivable agreement (please see note 11)	$138,307	$56,787
Amounts due to principals, certain non-controlling interest holders and employees	2,004	787

Total due to affiliates	$140,311	$57,574

Loans

Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $1,048 and $704 for the nine months ended September 30, 2012 and 2011, respectively.

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

Aircraft services

A subsidiary of the Company leases an airplane for business purposes. The Company’s Chairman may use this aircraft for personal travel and, pursuant to a policy adopted by such subsidiary relating to such personal use, the Company is reimbursed by the Company’s Chairman for the costs of using the aircraft for personal travel. Additionally, the Company occasionally makes use of an airplane owned by one of its principals for business purposes at a price to the Company that is based on market rates.

Special allocations

Certain principals receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations, which are recorded as compensation expense, are made on a current basis only for so long as they remain principals of the Company.

Transactions with Meyer Memorial Trust

One of the Company’s directors, Mr. Pierson, is the Chief Financial and Investment Officer of Meyer Memorial Trust. Meyer Memorial Trust invests in certain Oaktree funds on the same terms as the other investors in those funds.

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

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

Adjusted net income

The Company’s chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. In addition, ANI excludes the effect of: (a) non-cash equity-based compensation charges related to OCGH equity issued prior to the Company’s initial public offering, (b) income taxes, (c) expenses that Oaktree Capital Group, LLC or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Oaktree Operating Group level. ANI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Management fees	$182,587	$173,585	$562,692	$538,256
Incentive income	59,174	33,697	250,861	271,906
Investment income (loss)	62,801	(86,059)	150,382	(19,496)

Total revenues	304,562	121,223	963,935	790,666

Expenses:
Compensation and benefits	(83,208)	(65,860)	(247,915)	(228,079)
Incentive income compensation expense	(29,546)	(16,377)	(118,268)	(111,372)
General, administrative and other expenses	(26,330)	(28,111)	(79,238)	(74,741)

Total expenses	(139,084)	(110,348)	(445,421)	(414,192)

Adjusted net income before interest and other income (expense)	165,478	10,875	518,514	376,474
Interest expense, net of interest income (1)	(7,687)	(7,888)	(23,914)	(25,192)
Other income (expense), net	(59)	314	2,274	395

Adjusted net income	$157,732	$3,301	$496,874	$351,677

(1)	Interest income was $0.8 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.

A reconciliation of net income (loss) attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Oaktree Capital Group, LLC	$25,212	$(36,543)	$68,539	$(67,029)
Equity-based compensation (1)	7,369	238,013	27,353	710,563
Income taxes (2)	5,801	1,328	27,493	15,920
Non-Operating Group other income (3)	—	—	(6,260)	—
Non-Operating Group expenses (4)	115	(37)	393	404
OCGH non-controlling interest (5)	119,235	(199,460)	379,356	(308,181)

Adjusted net income	$157,732	$3,301	$496,874	$351,677

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

(1)	This adjustment adds back the effect of equity-based compensation charges for OCGH units issued prior to the Company’s initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect our financial position.
(2)	Because adjusted net income is a pre-tax measure, this adjustment eliminates the effect of income tax expense from adjusted net income.
(3)	Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of other income of OCG or its Intermediate Holding Companies.
(4)	Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of expenses that OCG or its Intermediate Holding Companies bear directly.
(5)	Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of the net income or loss attributable to OCGH non-controlling interest.

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended September 30, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$182,587	$(152,001)	$30,586
Incentive income (1)	59,174	(57,854)	1,320
Investment income (1)	62,801	(54,503)	8,298
Total expenses (2)	(139,084)	(28,936)	(168,020)
Interest expense, net (3)	(7,687)	(3,102)	(10,789)
Other expense, net	(59)	—	(59)
Other income of consolidated funds (4)	—	2,358,767	2,358,767
Income taxes	—	(5,801)	(5,801)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,069,855)	(2,069,855)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(119,235)	(119,235)

Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$157,732	$(132,520)	$25,212

Corporate investments, at equity (5)	$1,236,710	$(1,108,088)	$128,622

Total assets (6)	$2,266,488	$44,542,839	$46,809,327

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of: (i) equity-based compensation for OCGH units issued prior to the Company’s initial public offering of $7,369, (ii) consolidated fund expenses of $21,452 and (iii) expenses incurred by the Intermediate Holding Companies of $115.
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(5)	The adjustment to corporate investments is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

(6)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

	As of or for the Three Months Ended September 30, 2011
	Segment	Adjustments	Consolidated
Management fees (1)	$173,585	$(138,868)	$34,717
Incentive income (1)	33,697	(30,931)	2,766
Investment income (loss) (1)	(86,059)	87,667	1,608
Total expenses (2)	(110,348)	(260,544)	(370,892)
Interest expense, net (3)	(7,888)	(3,501)	(11,389)
Other income, net	314	—	314
Other loss of consolidated funds (4)	—	(3,652,805)	(3,652,805)
Income taxes	—	(1,328)	(1,328)
Net loss attributable to non-controlling redeemable interests in consolidated funds	—	3,761,006	3,761,006
Net loss attributable to OCGH non-controlling interest in consolidated subsidiaries	—	199,460	199,460

Adjusted net income/net loss attributable to Oaktree Capital Group, LLC	$3,301	$(39,844)	$(36,543)

Corporate investments, at equity (5)	$1,088,047	$(965,261)	$122,786

Total assets (6)	$2,069,654	$39,588,839	$41,658,493

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of: (i) equity-based compensation for OCGH units issued prior to the Company’s initial public offering of $238,013, (ii) consolidated fund expenses of $22,568 and (iii) expenses incurred by the Intermediate Holding Companies of $(37).
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(5)	The adjustment to corporate investments is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.
(6)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	As of or for the Nine Months Ended September 30, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$562,692	$(470,879)	$91,813
Incentive income (1)	250,861	(244,493)	6,368
Investment income (1)	150,382	(132,699)	17,683
Total expenses (2)	(445,421)	(97,174)	(542,595)
Interest expense, net (3)	(23,914)	(9,725)	(33,639)
Other income, net (4)	2,274	6,260	8,534
Other income of consolidated funds (5)	—	5,795,524	5,795,524
Income taxes	—	(27,493)	(27,493)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(4,868,300)	(4,868,300)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(379,356)	(379,356)

Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$496,874	$(428,335)	$68,539

Corporate investments, at equity (6)	$1,236,710	$(1,108,088)	$128,622

Total assets (7)	$2,266,488	$44,542,839	$46,809,327

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of: (i) equity-based compensation for OCGH units issued prior to the Company’s initial public offering of $27,353, (ii) consolidated fund expenses of $69,428 and (iii) expenses incurred by the Intermediate Holding Companies of $393.
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The other income, net adjustment represents other income or expenses of OCG or its Intermediate Holding Companies. This amount is attributable to a reduction in the amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering, which reduced the tax receivable agreement liability payable to OCGH Unitholders.
(5)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(6)	The adjustment to corporate investments is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.
(7)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)

($ in thousands, except where noted)

	As of or for the Nine Months Ended September 30, 2011
	Segment	Adjustments	Consolidated
Management fees (1)	$538,256	$(433,486)	$104,770
Incentive income (1)	271,906	(256,851)	15,055
Investment income (loss) (1)	(19,496)	28,142	8,646
Total expenses (2)	(414,192)	(788,731)	(1,202,923)
Interest expense, net (3)	(25,192)	(12,672)	(37,864)
Other income, net	395	—	395
Other loss of consolidated funds (4)	—	(902,056)	(902,056)
Income taxes	—	(15,920)	(15,920)
Net loss attributable to non-controlling redeemable interests in consolidated funds	—	1,654,687	1,654,687
Net loss attributable to OCGH non-controlling interest in consolidated subsidiaries	—	308,181	308,181

Adjusted net income/net loss attributable to Oaktree Capital Group, LLC	$351,677	$(418,706)	$(67,029)

Corporate investments, at equity (5)	$1,088,047	$(965,261)	$122,786

Total assets (6)	$2,069,654	$39,588,839	$41,658,493

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.
(2)	The expense adjustment consists of: (i) equity-based compensation for OCGH units issued prior to the Company’s initial public offering of $710,563, (ii) consolidated fund expenses of $77,764 and (iii) expenses incurred by the Intermediate Holding Companies of $404.
(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.
(4)	The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.
(5)	The adjustment to corporate investments is to remove from segment assets the consolidated funds that are treated as equity method investments for segment reporting purposes.
(6)	The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

15. SUBSEQUENT EVENTS

On November 6, 2012, the Company declared a distribution of $0.55 per Class A unit. This distribution, which is related to the third quarter of 2012, will be paid on November 20, 2012 to Class A holders of record as of the close of business on November 16, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this Quarterly Report on Form 10-Q, under “Risk Factors” in our prospectus and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.

Business Overview

Oaktree is a leading global investment management firm focused on alternative markets, with $81.0 billion of assets under management as of September 30, 2012 across a broad array of investment strategies that we divide into six asset classes: distressed debt, corporate debt, control investing, convertible securities, real estate and listed equities. Across the firm we utilize a contrarian, value-oriented investment philosophy focused on providing superior risk-adjusted investment performance for our clients. This approach extends to how we manage and grow our business.

We manage assets on behalf of many of the most significant institutional investors in the world, including 75 of the 100 largest U.S. pension plans, 40 states in the United States, approximately 400 corporations, over 300 university, charitable and other endowments and foundations, and over 250 non-U.S. institutional investors, including 10 sovereign wealth funds. We serve these clients with over 700 employees, including more than 200 investment professionals in offices located in Los Angeles (headquarters), New York, Stamford, London, Frankfurt, Paris, Beijing, Hong Kong, Seoul, Singapore and Tokyo, with additional offices and staff members provided through fund affiliates in Amsterdam and Luxembourg.

Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. We generate three types of segment revenue: management fees, incentive income and investment income. Management fees are calculated as a fixed percentage of the capital commitments (as adjusted for distributions during the liquidation period) or NAV of a particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of our closed-end and evergreen funds, subject to applicable hurdle rates or high-water marks. Investment income is the return on the amounts that we invest in each of our funds and, to a growing extent, investments in funds or businesses managed by third-party investment managers with whom we have a strategic relationship.

Business Environment

Most major equity markets performed well in the third quarter of 2012, as investors’ appetite for risk returned. The S&P 500 Index gained 6% in the quarter and 16% year-to-date. Amid a generally weak global macroeconomic environment, central banks around the world initiated policy actions to stimulate their respective economies. The U.S. Federal Reserve launched a third round of bond buying, referred to as Quantitative Easing III, on an open-end basis, and reaffirmed its goal of maintaining interest rates near zero until at least mid-2015. Overall credit markets were modestly higher in the quarter, led by high yield and emerging market bonds.

As a global investment manager, we are affected by myriad factors, including the conditions of the economy and financial markets, the relative attractiveness of our investment strategies and investors’ demand for them, and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and revenue mix historically has allowed us to perform in both strong and weak economies. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially distressed debt. Additionally, during weak financial markets there often is expanded availability of bargain investments, and our risk-controlled investment approach generally excels on a relative basis. Conversely, the strong phase of the economic cycle generally increases the value of our investments and creates favorable exit opportunities, while motivating us to be more restrained in sizing funds in distress-oriented strategies.

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

Understanding Our Results – Consolidation of Oaktree Funds

GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investment in those funds does not typically exceed 2.5%. Consolidated funds consist of those funds in which we hold a general partner interest that gives us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily open-end separately managed accounts, represented 29.5% of our assets under management as of September 30, 2012, and 16.8% and 16.3% of our segment management fees and 10.5% and 10.1% of our segment revenues for the three and nine months ended September 30, 2012, respectively.

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

The elimination of consolidated funds from our consolidated revenues means that going forward consolidated revenues are expected to be significantly impacted by fund flows and fluctuations in the market-value of our separately managed accounts, as well as the revenues earned from the unconsolidated power opportunities fund. The “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q include information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis.”

Revenues

Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates. While we typically earn management fees for each of the funds that we manage, the contractual terms of those management fees vary by fund structure. We also have the opportunity to earn incentive income from most of our closed-end funds and evergreen funds. Our closed-end funds generally provide that our incentive allocation is equal to 20% of our investors’ profits, after the investors (including us, as general partner) receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we receive 80% of all distributions otherwise attributable to our investors and the investors receive the remaining 20% until we have received, in the aggregate, 20% of all such distributions in excess of contributed capital from the inception of the fund. Thereafter, all such future distributions are distributed 80% to the investors and 20% to us. Our third segment revenue source, investment income, represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds and businesses. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our condensed consolidated statements of operations. Please see “Business—Our Sources of Revenues—Structure of Funds” in our prospectus for a detailed discussion of the structure of our funds.

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

Equity-Based Compensation

Equity-based compensation reflects the non-cash charge associated with the OCGH units held by our principals and employees at the time of the 2007 Private Offering and as a result of subsequent grants, as well as grants of our Class A units. Starting with the year ended December 31, 2007, the non-cash compensation expense for units held at the time of the 2007 Private Offering was charged equally over the five-year vesting period that ended January 2, 2012, based on the units’ value as of the 2007 Private Offering. The remaining $5.1 million of unrecognized compensation expense relating to the 2007 Private Offering as of December 31, 2011 was recognized in the first quarter of 2012. As of September 30, 2012, we had $111.2 million of unrecognized compensation expense relating to unit grants subsequent to the 2007 Private Offering that we expect to recognize in our consolidated financial statements over their weighted average remaining vesting period of 5.7 years.

General, Administrative and Other Expenses

General, administrative and other expenses include costs related to occupancy, accountants, tax professionals, legal advisors, consultants, travel, communications and information services, foreign exchange activity, depreciation and amortization and other general and operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling redeemable interests in consolidated funds. In addition, until April 2012 we operated as a private company. As we incur additional expenses associated with being a publicly traded company, we anticipate general, administrative and other expenses will increase as compared with periods before we became a publicly traded company, both in absolute terms and possibly as a percentage of revenues. Examples of such expenses include insurance for our directors and officers and costs to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act. We anticipate that these insurance and compliance costs will substantially increase certain of our general, administrative and other expenses as compared with periods prior to our becoming a publicly traded company, although the overall percentage of revenues represented by this expense category will depend upon a variety of factors, including those described above.

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

Net Realized Gain on Consolidated Funds’ Investments

Net realized gain on consolidated funds’ investments consists of realized gains and losses arising from dispositions of investments held by our consolidated funds.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments

Net change in unrealized appreciation (depreciation) on consolidated funds’ investments reflects, for our consolidated funds, both unrealized gains and losses on investments and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments.

Investment Income

Represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in other third-party managed funds and businesses.

Other Income (Expense), Net

Other income (expense), net typically reflects the settlement of an arbitration award we received relating to a former principal and portfolio manager of our real estate group who left us in 2005. Additionally, other income (expense), net also reflected the impact of a reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering in the nine months ended September 30, 2012.

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

Oaktree’s effective tax rate is directly impacted by the proportion of Oaktree’s income subject to tax compared to income not subject to tax. Oaktree’s non-U.S. income (loss) before taxes is generally not significant in relation to total pre-tax income (loss), and is generally more predictable, because unlike U.S. pre-tax income, it is not significantly impacted by unrealized gains (losses). Non-U.S. tax expense typically comprises a disproportionately large percentage of total income tax expense, because nearly all of our non-U.S. income (loss) is subject to corporate-level income tax, whereas a substantial portion of our U.S. income (loss) is not subject to corporate-level taxes. In addition, changes in the proportion of non-U.S. pre-tax income to total pre-tax income impact Oaktree’s effective tax rate to the extent non-U.S. rates differ from the combined U.S. federal and state tax rate.

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

Net Income (Loss) Attributable to Non-Controlling Interests

Net income (loss) attributable to non-controlling interests represents the ownership interests that third parties hold in entities that are consolidated in our financial statements. These interests fall into two categories:

•

Net income or loss attributable to non-controlling redeemable interests in consolidated funds: This represents the non-controlling interests that third-party investors hold in consolidated funds, which interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income or loss, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly and the impact of equity-based compensation; and

•

Net income or loss attributable to OCGH non-controlling interest in consolidated subsidiaries: This represents the economic interest in the Oaktree Operating Group owned by OCGH, which interest is determined at the Oaktree Operating Group level, based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH Unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH Unitholders are driven by our additional grants of OCGH units and our issuance, if any, of additional Class A units, as well as repurchases of OCGH units and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

Segment and Operating Metrics

Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our condensed consolidated results of operations, please see the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income–OCG, fee-related earnings and fee-related earnings–OCG.

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

Adjusted Net Income

Our chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to OCGH units issued prior to our initial public offering, (b) income taxes, (c) expenses that OCG or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Oaktree Operating Group level.

Among other factors, our accounting policy for recognizing incentive income and inclusion of non-cash equity-based compensation charges for unit grants made after our initial public offering will likely make our calculations of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures for other asset managers.

We calculate adjusted net income-OCG, a non-GAAP measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) expenses, such as income tax expense, that OCG or its Intermediate Holding Companies bear directly and (c) any Oaktree Operating Group income taxes attributable to Oaktree Capital Group, LLC. Two of our Intermediate Holding Companies incur U.S. federal and state income taxes for their share of Oaktree Operating Group income. Generally speaking, those two corporate entities hold an interest in the Oaktree Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings generally have been subject to corporate-level taxation, and most of our incentive income and investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings represented a larger proportion of our ANI. Myriad other factors affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.

Fee-Related Earnings

Fee-related earnings is a non-GAAP profit measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense. This calculation is considered baseline because it applies all bonus and other general expenses to management fees, even though a significant portion of those expenses is attributable to incentive and investment income. Fee-related earnings include non-cash equity-based compensation charges related to unit grants made after our initial public offering. Fee-related earnings is presented before income taxes.

Fee-related earnings-OCG is a non-GAAP measure of fee-related earnings attributable to Oaktree Capital Group, LLC’s Class A unitholders. Fee-related earnings-OCG represents fee-related earnings including the effect of (a) the OCGH noncontrolling interest, (b) expenses, such as income tax expense, that OCG or its Intermediate Holding Companies bear directly and (c) any Oaktree Operating Group income taxes attributable to Oaktree Capital Group, LLC. Fee-related earnings–OCG income taxes are calculated excluding any segment incentive or investment income (loss).

Among other factors, the inclusion of non-cash equity-based compensation charges for unit grants made after our initial public offering may make our calculations of fee-related earnings and fee-related earnings–OCG not directly comparable to similarly named measures for other asset managers.

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

In accordance with GAAP, certain of our funds are consolidated into our condensed consolidated financial statements, notwithstanding the fact that we have only a minority economic interest in these funds. Consequently, our condensed consolidated financial statements reflect the results of our consolidated funds on a gross basis. In addition, our segment results include investment income (loss), which under the equity method of accounting represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in other third-party managed funds and businesses, and which is largely non-cash in nature. By excluding the results of our consolidated funds and segment investment income (loss), which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, as well as distributions from our investments in companies, distributable earnings better aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH Unitholders.

Distributable earnings differs from ANI in that it is net of Oaktree Operating Group income taxes, excludes segment investment income (loss) and includes the receipt of investment income or loss from distributions by our investments in funds and companies. As compared to the most directly comparable GAAP measure of net income (loss) attributable to OCG, distributable earnings also excludes the effect of: (a) non-cash equity-based compensation charges related to OCGH units issued prior to our initial public offering, (b) income taxes and expenses that OCG or its Intermediate Holding Companies bear directly and (c) the adjustment for the OCGH non-controlling interest.

Assets Under Management

Assets under management (“AUM”) generally refers to the assets we manage and equals the NAV of the assets we manage, the fund-level leverage on which management fees are charged and the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments.

Our AUM amounts include AUM for which we charge no fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics below may not be directly comparable to the AUM metrics of other asset managers.

Management Fee-Generating Assets Under Management

Management fee-generating assets under management (“management fee-generating AUM”) reflects the AUM on which we earn management fees. Our closed-end funds typically pay management fees based on committed capital during the investment period, without regard to changes in NAV or the pace of capital drawdowns, and during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds pay management fees based on their NAV.

Incentive-Creating Assets Under Management

Incentive-creating assets under management (“incentive-creating AUM”) refers to the AUM that may eventually produce incentive income. It represents the NAV of our funds for which we are entitled to receive an incentive allocation, excluding investments made by us and our employees (which are not subject to an incentive allocation). All funds for which we are entitled to receive an incentive allocation are included in incentive-creating AUM, regardless of whether or not they are currently generating incentives. Incentive-creating AUM does not include undrawn capital commitments because they are not part of the NAV.

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

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Condensed Consolidated Statements of Operations:	(in thousands)
Revenues:
Management fees	$30,586	$34,717	$91,813	$104,770
Incentive income	1,320	2,766	6,368	15,055

Total revenues	31,906	37,483	98,181	119,825

Expenses:
Compensation and benefits	(83,141)	(65,860)	(247,907)	(228,091)
Incentive income compensation expense	(29,546)	(16,377)	(118,268)	(111,372)
Equity-based compensation	(7,498)	(238,013)	(27,482)	(710,563)

Total compensation and benefits expense	(120,185)	(320,250)	(393,657)	(1,050,026)
General, administrative and other expenses	(27,866)	(26,982)	(77,967)	(77,385)
Consolidated fund expenses	(19,969)	(23,660)	(70,971)	(75,512)

Total expenses	(168,020)	(370,892)	(542,595)	(1,202,923)

Other income (loss):
Interest expense	(10,789)	(11,389)	(33,639)	(37,864)
Interest and dividend income	452,473	458,343	1,455,964	1,993,982
Net realized gain on consolidated funds’ investments	1,097,305	34,922	2,904,964	1,308,766
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	808,989	(4,146,070)	1,434,596	(4,204,804)
Investment income	8,298	1,608	17,683	8,646
Other income (expense), net	(59)	314	8,534	395

Total other income (loss)	2,356,217	(3,662,272)	5,788,102	(930,879)

Income (loss) before income taxes	2,220,103	(3,995,681)	5,343,688	(2,013,977)
Income taxes	(5,801)	(1,328)	(27,493)	(15,920)

Net income (loss)	2,214,302	(3,997,009)	5,316,195	(2,029,897)
Less:
Net (income) loss attributable to non-controlling redeemable interests in consolidated funds	(2,069,855)	3,761,006	(4,868,300)	1,654,687
Net (income) loss attributable to OCGH non-controlling interest in consolidated subsidiaries	(119,235)	199,460	(379,356)	308,181

Net income (loss) attributable to Oaktree Capital Group, LLC	$25,212	$(36,543)	$68,539	$(67,029)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Management Fees

Management fees decreased $4.1 million, or 11.8%, to $30.6 million for the three months ended September 30, 2012, from $34.7 million for the three months ended September 30, 2011. The decrease was primarily due to $5.0 million in lower advisory, director and certain other transaction fees received in connection with our investment advisory services to the consolidated funds and a decline of $0.6 million in fees attributable to the non-U.S. convertible securities strategy, primarily as a result of net outflows. This decrease was partially offset by a $1.6 million increase in fees earned from the U.S. high yield bond strategy as a result of increased NAV driven by market-value gains.

Incentive Income

Incentive income decreased $1.5 million, or 53.6%, to $1.3 million for the three months ended September 30, 2012, from $2.8 million for the three months ended September 30, 2011. The decline reflected a decrease in realizations attributable to our unconsolidated OCM/GFI Power Opportunities Fund II, L.P. (“Power Fund II”), partially offset by higher incentive income in a separately managed account.

Expenses

Compensation and Benefits

Compensation and benefits increased $17.2 million, or 26.1%, to $83.1 million for the three months ended September 30, 2012, from $65.9 million for the three months ended September 30, 2011. Of the increase, $10.4 million resulted from a larger accrual toward the year-end bonus pool, reflecting both increased headcount and higher profitability during the current quarterly and year-to-date periods, $3.0 million resulted from higher phantom equity plan expense (to $2.3 million in the current year’s quarter) stemming from a rise in the Class A unit trading price, and $3.8 million resulted from other growth in compensation and benefits. Headcount, primarily in non-investment areas, grew 13.0% between September 30, 2011 and September 30, 2012.

Incentive Income Compensation Expense

Incentive income compensation expense increased $13.1 million, or 79.9%, to $29.5 million for the three months ended September 30, 2012, from $16.4 million for the three months ended September 30, 2011. The increase was primarily due to a 75.7% increase in segment incentive income and secondarily the result of differences in the mix of funds that contributed to segment incentive income for the two periods. The proportion of segment incentive income derived from principal investing and real estate funds increased, as compared with distressed debt and power opportunities funds. Principal investing and real estate funds typically have higher associated incentive income compensation expense than distressed debt and power opportunities funds.

Equity-Based Compensation

Equity-based compensation decreased $230.5 million, or 96.8%, to $7.5 million for the three months ended September 30, 2012, from $238.0 million for the three months ended September 30, 2011. The decrease resulted from the fact that the OCGH units held at the time of our 2007 Private Offering became fully vested as of January 2, 2012.

General, Administrative and Other Expenses

General, administrative and other expenses increased $0.9 million, or 3.3%, to $27.9 million for the three months ended September 30, 2012, from $27.0 million for the three months ended

September 30, 2011. Excluding the impact of foreign currency-related items, general, administrative and other expenses decreased $1.6 million. The decline occurred because the prior year’s third quarter included $3.3 million in costs related to our initial public offering, as compared with no such costs in the current year’s third quarter. Partially offsetting this decline was the incurrence of $1.7 million in general professional fees and other costs associated with corporate growth and administration of a newly public company.

Consolidated Fund Expenses

Consolidated fund expenses decreased $3.7 million, or 15.6%, to $20.0 million for the three months ended September 30, 2012, from $23.7 million for the three months ended September 30, 2011. The decrease was primarily due to lower aggregate professional fees and other administrative costs related to managing the consolidated funds.

Other Income (Loss)

Interest Expense

Interest expense decreased $0.6 million, or 5.3%, to $10.8 million for the three months ended September 30, 2012, from $11.4 million for the three months ended September 30, 2011. Interest expense related to Oaktree and its operating subsidiaries decreased $0.4 million, reflecting scheduled repayments of certain long-term debt. The remainder of the decrease was due to a $0.2 million decline in aggregate interest expense from the consolidated funds.

Interest and Dividend Income

Interest and dividend income decreased $5.8 million, or 1.3%, to $452.5 million for the three months ended September 30, 2012, from $458.3 million for the three months ended September 30, 2011. Interest and dividend income for the consolidated funds decreased $5.6 million, primarily reflecting slightly lower average yields from our investments in the current-year period, as compared to the prior-year period. Interest income for Oaktree and its operating subsidiaries decreased $0.2 million, or 20.0%, to $0.8 million for the three months ended September 30, 2012, from $1.0 million for the three months ended September 30, 2011.

Net Realized Gain on Consolidated Funds’ Investments

Net realized gain on consolidated funds’ investments increased $1,062.4 million, to $1,097.3 million for the three months ended September 30, 2012, from $34.9 million for the three months ended September 30, 2011, reflecting an increased level of selling in the current-year period. Of the $1,097.3 million net realized gain for the current-year period, $675.9 million was from distressed debt funds and $336.6 million was from control investing funds. The prior-year period included net realized gains of $52.3 million from distressed debt funds, $21.3 million from mezzanine funds and $25.3 million from high yield bond strategies, partially offset by losses of $64.8 million from control investing funds. OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”) contributed gains of $292.0 million and $56.0 million in the current-year and prior-year periods, respectively.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments

The net change in unrealized appreciation (depreciation) on consolidated funds’ investments improved by $4,955.1 million, to a gain of $809.0 million for the three months ended September 30, 2012, from a loss of $4,146.1 million for the three months ended September 30, 2011. Excluding the increase of $1,062.4 million in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was an improvement of $6,017.5 million, to a gain of $1,906.3 million for the three months ended September 30, 2012, from a loss of $4,111.2 million for the three months ended September 30, 2011. The improvement reflected generally higher fund returns resulting from rising financial markets in the third quarter of 2012, as compared with a sharp decline in financial markets in the prior-year period. Of the $1,906.3 million net gain for the third quarter of 2012, $1,185.0 million was from distressed debt funds, including $511.0 million from Opps VIIb, $391.3 million was from control investing funds and $157.8 million was from real estate funds. For the prior-year period, of the $4,111.2 million loss, $2,931.5 million was from distressed debt funds, with Opps VIIb accounting for $1,509.8 million, $732.3 million was from control investing funds, and $28.3 million was from real estate funds.

Investment Income

Investment income increased $6.7 million, or 418.8%, to $8.3 million for the three months ended September 30, 2012, from $1.6 million for the three months ended September 30, 2011. The $8.3 million of income for the current-year period included income of $7.2 million from the investment in DoubleLine Capital LP and an affiliated entity, income of $2.5 million from the investment in the DoubleLine Opportunistic Income LP fund, and a $1.6 million loss resulting from the investment in Apson Global Fund L.P. The $1.6 million of income for the prior-year period included income of $0.6 million from the investment in DoubleLine Capital LP and an affiliated entity, income of $2.1 million from the investment in the DoubleLine Opportunistic Income LP fund, and $1.1 million in losses from our investment in other non-Oaktree entities.

Other Income (Expense), Net

Other income (expense), net was an expense of $0.1 million for the three months ended September 30, 2012 and income of $0.3 million for the three months ended September 30, 2011. The expense in the current-year period and income in the prior-year period primarily reflected the net results of operating the portfolio of properties received as part of an arbitration award settled in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005.

Income Taxes

Income taxes increased $4.5 million, or 346.2%, to $5.8 million for the three months ended September 30, 2012 from $1.3 million for the three months ended September 30, 2011. The increase in taxes was primarily due to an increase in income attributable to Class A unitholders in the current-year period compared to the prior-year period, which was partially offset by a lower effective tax rate in the current- year period. The effective tax rate applicable to Class A unitholders was 19% in the three months ended September 30, 2012, excluding the impact of a one-time tax expense which occurred in the second quarter of 2012, as compared with the effective income tax rate applicable to Class A unitholders of 25% in the three months ended September 30, 2011. If the one-time tax expense which occurred in the second quarter of 2012 were to be included, the effective tax rate applicable to Class A unitholders for the three months ended September 30, 2012 would increase to 24%. The rate used for interim fiscal periods is based on the estimated full-year income tax rate. Applied against the OCG portion of income after adjusting for the non-deductible compensation expense, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”

Net Income (Loss) Attributable to Oaktree Capital Group, LLC

Net income (loss) attributable to Oaktree Capital Group, LLC increased $61.7 million, to net income of $25.2 million for the three months ended September 30, 2012, from a net loss of $36.5 million for the three months ended September 30, 2011. The improvement resulted primarily from lower equity-based compensation, principally due to the final vesting of pre-2007 Private Offering units on January 2, 2012, and higher segment revenues, partially offset by higher segment expenses.

Net (Income) Loss Attributable to Non-Controlling Redeemable Interests in Consolidated Funds

Net (income) loss attributable to non-controlling redeemable interests in consolidated funds increased $5,830.9 million, to income of $2,069.9 million for the three months ended September 30, 2012, from a loss of $3,761.0 million for the three months ended September 30, 2011, as a result of higher net realized and unrealized gains on investments in the current-year period. These effects are described in more detail above under “—Other Income (Loss).”

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Management Fees

Management fees decreased $13.0 million, or 12.4%, to $91.8 million for the nine months ended September 30, 2012, from $104.8 million for the nine months ended September 30, 2011. The decrease reflected $9.6 million in lower advisory, director and certain other transaction fees received in connection with our investment advisory services to the consolidated funds and a decline of $7.3 million in fees attributable to the convertible securities strategy, primarily as a result of lower performance-based management fees and net outflows. Those declines were partially offset by an aggregate improvement of $5.7 million from two sources. The first source was an increase of $3.6 million in management fees in the U.S. high yield bond strategy, as a result of market-value gains between the two nine-month periods. The second source was a non-recurring charge of $2.1 million related to a change in the management fee arrangement for the U.S. Treasury portion of our Public-Private Investment Fund (“PPIF”) included in the prior-year period.

Incentive Income

Incentive income decreased $8.7 million, or 57.6%, to $6.4 million for the nine months ended September 30, 2012, from $15.1 million for the nine months ended September 30, 2011. The decline reflected a decrease in realizations attributable to the unconsolidated Power Fund II, partially offset by higher incentive income from a separately managed account.

Expenses

Compensation and Benefits

Compensation and benefits increased $19.8 million, or 8.7%, to $247.9 million for the nine months ended September 30, 2012, from $228.1 million for the nine months ended September 30, 2011. The increase of $19.8 million was principally the net result of $25.1 million in a larger accrual toward the year-end bonus pool and $6.1 million in lower phantom equity plan expense. The higher bonus accrual reflected both increased headcount and higher profitability during the current year-to-date period. The lower phantom equity plan expense (to $0.3 million for the nine months ended September 30, 2012) resulted from a decrease in the Class A unit trading price in the current-year period, as compared with an increase in price in the prior-year period. Headcount, primarily in non-investment areas, grew 13.0% between September 30, 2011 and September 30, 2012.

Incentive Income Compensation Expense

Incentive income compensation expense increased $6.9 million, or 6.2%, to $118.3 million for the nine months ended September 30, 2012, from $111.4 million for the nine months ended September 30, 2011. The increase was primarily due to differences in the mix of funds that contributed to segment incentive income for the two periods, partially offset by a 7.7% decline in incentive income. The proportion of segment incentive income derived from principal investing and real estate funds increased, as compared with distressed debt and power opportunities funds. Principal investing and real estate funds typically have higher associated incentive income compensation expense than distressed debt and power opportunities funds.

Equity-Based Compensation

Equity-based compensation decreased $683.1 million, or 96.1%, to $27.5 million for the nine months ended September 30, 2012, from $710.6 million for the nine months ended September 30, 2011. The decrease resulted from the fact that the OCGH units held at the time of our 2007 Private Offering became fully vested as of January 2, 2012.

General, Administrative and Other Expenses

General, administrative and other expenses increased $0.6 million, or 0.8%, to $78.0 million for the nine months ended September 30, 2012, from $77.4 million for the nine months ended September 30, 2011. Excluding the impact of foreign currency-related items, general, administrative and other expenses increased $2.6 million, or 3.5%. The increase was primarily due to $6.8 million of higher general professional fees and other costs associated with corporate growth and administration of a newly public company, partially offset by $4.2 million in lower costs associated with our initial public offering.

Consolidated Fund Expenses

Consolidated fund expenses decreased $4.5 million, or 6.0%, to $71.0 million for the nine months ended September 30, 2012, from $75.5 million for the nine months ended September 30, 2011. The decrease was primarily attributable to lower net decreases in control investing funds resulting from lower professional fees and administrative costs related to managing the funds.

Other Income (Loss)

Interest Expense

Interest expense decreased $4.3 million, or 11.3%, to $33.6 million for the nine months ended September 30, 2012, from $37.9 million for the nine months ended September 30, 2011. Interest expense related to Oaktree and its operating subsidiaries decreased $1.5 million, reflecting scheduled repayments of certain long-term debt. The remainder of the decrease was due to a $2.8 million decline in aggregate interest expense from our consolidated funds.

Interest and Dividend Income

Interest and dividend income decreased $538.0 million, or 27.0%, to $1,456.0 million for the nine months ended September 30, 2012, from $1,994.0 million for the nine months ended September 30, 2011. Interest and dividend income for the consolidated funds decreased $537.7 million primarily due to the inclusion of $456.9 million of income in the prior-year period attributable to a restructured evergreen fund and secondarily due to the recapitalization of a portfolio company that resulted in a large dividend in the prior year. Excluding these prior-year items, interest and dividend income for the consolidated funds decreased $80.8 million, largely due to lower interest and dividend income from distressed debt funds that reflected a cyclical shift across the consolidated funds from distressed debt to equity and real estate-oriented investments. Interest income for Oaktree and its operating subsidiaries decreased $0.3 million, or 13.6%, to $1.9 million for the nine months ended September 30, 2012, from $2.2 million for the nine months ended September 30, 2011.

Net Realized Gain on Consolidated Funds’ Investments

Net realized gain on consolidated funds’ investments increased $1,596.2 million, or 122.0%, to $2,905.0 million for the nine months ended September 30, 2012, from $1,308.8 million for the nine months ended September 30, 2011. Of the $2,905.0 million net realized gain for the current-year period, $2,059.2 million was from distressed debt funds, of which $1,199.7 million was attributable to Opps VIIb, $573.1 million was from control investing funds and $162.4 million was from real estate funds. Of the $1,308.8 million net realized gain for the nine months ended September 30, 2011, $1,050.4 million was from distressed debt funds, of which Opps VIIb accounted for $805.1 million, $92.5 million was from control investing funds and $70.8 million was from real estate funds.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments

The net change in unrealized appreciation (depreciation) on consolidated funds’ investments improved by $5,639.4 million, to a gain of $1,434.6 million for the nine months ended September 30, 2012, from a loss of $4,204.8 million for the nine months ended September 30, 2011. Excluding the increase of $1,596.2 million in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was an increase of $7,235.6 million, to a gain of $4,339.6 million for the nine months ended September 30, 2012, from a loss of $2,896.0 million for the nine months ended September 30, 2011. The improvement reflected generally higher fund returns from the rising financial markets in the current-year period, as compared to the sharp decline in financial markets in the third quarter of 2011. Of the $4,339.6 million net gain for the current-year period, $2,800.8 million was from distressed debt funds, including $1,272.1 million from Opps VIIb. Of the remaining $1,538.8 million net gain, $767.7 million was attributable to funds in the control investing asset class, $377.5 million was from real estate funds and $222.3 million was from high yield bond strategies. Of the $2,896.0 million net loss in the prior-year period, $1,850.4 million was attributable to distressed debt funds, including $962.5 million from Opps VIIb, and $438.8 million was from funds in the control investing asset class.

Investment Income

Investment income increased $9.1 million, or 105.8%, to $17.7 million for the nine months ended September 30, 2012, from $8.6 million for the nine months ended September 30, 2011. The $17.7 million of income for the current-year period included income of $16.1 million from the investment in DoubleLine Capital LP and an affiliated entity, income of $5.5 million from the investment in the DoubleLine Opportunistic Income LP fund, and a $4.1 million loss resulting from the investment in Apson Global Fund L.P. The $8.6 million of income for the prior-year period included income of $1.7 million from unconsolidated Power Fund II, $0.9 million from the investment in DoubleLine Capital LP and an affiliated entity, and $5.1 million from the investment in the DoubleLine Opportunistic Income LP fund.

Other Income (Expense), Net

Other income increased to $8.5 million for the nine months ended September 30, 2012, from $0.4 million for the nine months ended September 30, 2011. The income of $8.5 million in the current-year period included a $6.3 million reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering. Please see “—Income Taxes” discussion below. The remaining $2.2 million of income in the current-year period primarily resulted from a gain on the sale of a real estate property received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005. The income of $0.4 million in the prior-year period primarily reflected net income from the management of the portfolio of properties received as part of the arbitration award.

Income Taxes

Income taxes increased $11.6 million, or 73.0%, to $27.5 million for the nine months ended September 30, 2012, from $15.9 million for the nine months ended September 30, 2011. The increase in taxes was due to an increase in income attributable to Class A unitholders in the current-year period compared to the prior-year period, as well as a one-time tax expense of $7.1 million in the second quarter of 2012 stemming from a remeasurement of our deferred tax assets. The amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering was reduced due to a decrease in the future effective tax rate applied to income subject to tax, which also reduced the tax receivable agreement liability payable to OCGH Unitholders, resulting in income of $6.3 million in the second quarter of 2012. The effective tax rate applicable to Class A unitholders was 19% for the nine months ended September 30, 2012, excluding the impact of the one-time tax expense, as compared with the effective income tax rate applicable to Class A unitholders of 25% for the nine months ended September 30, 2011. If the one-time tax expense were to be included, the effective tax rate applicable to Class A unitholders for the nine months ended September 30, 2012 would increase to 24%. The rate used for interim fiscal periods is based on the estimated full-year income tax rate. Applied against the OCG portion of income after adjusting for the non-deductible compensation expense, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”

Net Income (Loss) Attributable to Oaktree Capital Group, LLC

Net income (loss) attributable to Oaktree Capital Group, LLC increased $135.5 million, to net income of $68.5 million for the nine months ended September 30, 2012, from a net loss of $67.0 million for the nine months ended September 30, 2011. The increase resulted primarily from lower equity-based compensation, primarily due to the final vesting of pre-2007 Private Offering units on January 2, 2012 and higher segment revenues, partially offset by higher segment expenses.

Net Income Attributable to Non-Controlling Redeemable Interests in Consolidated Funds

Net income attributable to non-controlling redeemable interests in consolidated funds increased $6,523.0 million, to income of $4,868.3 million for the nine months ended September 30, 2012, from a loss of $1,654.7 million for the nine months ended September 30, 2011, as a result of higher net gains on investments, partially offset by a decrease in interest and dividend income in the current-year period. These effects are described in more detail above under “—Other Income (Loss).”

Segment Financial Data

The following table presents segment financial data as of or for the three and nine months ended September 30, 2012 and 2011:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
Segment Statements of Operations Data: (1)	2012	2011	2012	2011
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$182,587	$173,585	$562,692	$538,256
Incentive income	59,174	33,697	250,861	271,906
Investment income (loss)	62,801	(86,059)	150,382	(19,496)

Total revenues	304,562	121,223	963,935	790,666

Expenses:
Compensation and benefits	(83,208)	(65,860)	(247,915)	(228,079)
Incentive income compensation expense	(29,546)	(16,377)	(118,268)	(111,372)
General, administrative and other expenses	(26,330)	(28,111)	(79,238)	(74,741)

Total expenses	(139,084)	(110,348)	(445,421)	(414,192)

Adjusted net income before interest and other income (expense)	165,478	10,875	518,514	376,474
Interest expense, net of interest income (2)	(7,687)	(7,888)	(23,914)	(25,192)
Other income (expense), net	(59)	314	2,274	395

Adjusted net income	$157,732	$3,301	$496,874	$351,677

Adjusted net income-OCG	$26,690	$(206)	$73,384	$41,357
Adjusted net income-OCG per Class A unit	0.88	(0.01)	2.67	1.82
Fee-related earnings	73,049	79,614	235,539	235,436
Fee-related earnings-OCG	12,213	8,781	33,601	24,553
Fee-related earnings-OCG per Class A unit	0.40	0.39	1.22	1.08
Distributable earnings	120,363	109,385	434,047	439,112

Weighted average number of Operating Group units outstanding	150,464	148,539	150,564	148,667
Weighted average number of Class A units outstanding	30,181	22,677	27,494	22,677
Operating Metrics:
Assets under management (in millions):
Assets under management (3)	$80,967	$73,010	$80,967	$73,010
Management fee-generating assets under management (4)	66,171	63,367	66,171	63,367
Incentive-creating assets under management (5)	37,071	33,626	37,071	33,626
Uncalled capital commitments (6)	13,262	12,376	13,262	12,376
Accrued incentives (fund level):
Incentives created (fund level) (7)	$446,401	$(745,113)	$702,447	$(277,663)
Incentives created (fund level), net of associated incentive compensation expense (7)	246,960	(426,574)	405,806	(151,148)
Accrued incentives (fund level) (7)	2,138,553	1,517,277	2,138,553	1,517,277
Accrued incentives (fund level), net of associated incentive income compensation expense (7)	1,280,865	867,204	1,280,865	867,204
Change in accrued incentives (fund level), net of associated incentive income compensation expense (8)	210,268	(446,565)	253,154	(299,379)

(1)	Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. In addition, adjusted net income excludes the effect of: (a) non-cash equity compensation charges related to OCGH units issued prior to our initial public offering, (b) income taxes, (c) expenses that OCG or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. Adjusted net income is calculated at the Operating Group level.
(2)	Interest income was $0.8 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Assets under management represents the NAV of the assets we manage, plus the undrawn capital that we are entitled to call at the end of the applicable period and fund-level leverage on which management fees are charged.
(4)	Management fee-generating assets under management reflects assets under management on which we earn management fees. It excludes certain assets under management, such as differences between assets under management and committed capital or cost basis for most closed-end funds, the investments we make in our funds as general partners, undrawn capital commitments to funds for which management fees are based on NAV or drawn capital, contributed capital and capital commitments to closed-end funds that have not yet commenced their investment periods, closed-end funds that are beyond the term during which they pay management fees, and assets under management in restructured and liquidating evergreen funds for which management fees were waived.
(5)	Incentive-creating assets under management refers to the assets under management that may eventually produce incentive income. It represents the NAV of our closed-end and evergreen funds, excluding investments made by us and our employees (which are not subject to an incentive allocation).
(6)	Uncalled capital commitments represent undrawn capital commitments by partners (including Oaktree as general partner) of our closed-end funds in their investment periods. If a fund distributes capital during its investment period, that capital is typically subject to possible recall, in which case it is included in uncalled capital commitments.
(7)	Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the amount generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as segment incentive income. We recognize incentive income when it becomes fixed or determinable, all related contingencies have been removed and collection is reasonably assured. Amounts recognized by us as incentive income no longer are included in accrued incentives (fund level), the term we use for remaining fund-level accruals. Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among other factors, but generally equals between 40% and 55% of segment incentive income revenue.
(8)	The change in accrued incentives (fund level), net of associated incentive income compensation expense, represents the difference between (a) net incentive income recognized by us, and (b) the incentive income generated by the funds during the period that would be due to us if the funds were liquidated at their reported values as of that date, net of associated incentive income compensation expense.

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

Assets Under Management

AUM as of September 30, 2012, December 31, 2011 and September 30, 2011 are set forth below:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in millions)
Assets Under Management:
Closed-end funds	$50,966	$47,425	$46,037
Open-end funds	27,589	25,042	24,612
Evergreen funds	2,412	2,390	2,361

Total	$80,967	$74,857	$73,010

The change in AUM for the three and nine months ended September 30, 2012 and 2011 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Change in Assets Under Management:
Beginning balance	$78,713	$79,519	$74,857	$82,672
Closed-end funds:
New capital commitments	657	1,898	5,857	4,132
Distributions for a realization event/other	(1,647)	(1,973)	(6,947)	(8,973)
Cancellation of uncalled capital commitments	—	—	—	(1,209)
Foreign currency translation	77	(196)	(43)	7
Change in market value	1,949	(3,493)	4,594	(1,294)
Change in leverage	135	(25)	80	(7)
Open-end funds:
Contributions	790	656	2,787	3,167
Redemptions	(911)	(942)	(2,902)	(3,633)
Foreign currency translation	54	(238)	(16)	(4)
Change in market value	1,114	(1,824)	2,678	(1,040)
Evergreen funds:
Contributions	66	27	69	149
Redemptions	(125)	(30)	(266)	(275)
Distributions from restructured funds	—	(24)	(34)	(526)
Foreign currency translation	—	(4)	—	22
Change in market value	95	(341)	253	(178)

Ending balance	$80,967	$73,010	$80,967	$73,010

Management Fee-Generating Assets Under Management

Management fee-generating AUM as of September 30, 2012, December 31, 2011 and September 30, 2011 are set forth below:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in millions)
Management Fee-Generating Assets Under Management:
Closed-end funds	$36,509	$39,867	$36,738
Open-end funds	27,553	25,025	24,594
Evergreen funds	2,109	2,072	2,035

Total	$66,171	$66,964	$63,367

The change in management fee-generating AUM for the three and nine months ended September 30, 2012 and 2011 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Change in Management Fee-Generating Assets Under Management:
Beginning balance	$66,311	$63,869	$66,964	$66,175
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital	235	2,721	486	3,566
Capital drawn by funds that pay fees based on drawn capital or NAV	232	414	746	757
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (1)	(1,765)	(681)	(4,386)	(2,819)
Change in fee basis from committed capital to drawn capital	—	—	—	(978)
Cancellation of uncalled capital commitments for funds that pay fees based on committed capital	—	—	—	(1,066)
Distributions by funds that pay fees based on NAV	(79)	(59)	(371)	(390)
Foreign currency translation	118	(80)	5	30
Change in market value (2)	(52)	(128)	106	(65)
Change in leverage	110	(25)	56	(7)
Open-end funds:
Contributions	775	655	2,772	3,166
Redemptions	(910)	(942)	(2,902)	(3,634)
Foreign currency translation	54	(238)	(16)	(4)
Change in market value	1,112	(1,823)	2,674	(1,039)
Evergreen funds:
Contributions	66	27	69	149
Redemptions	(125)	(29)	(266)	(272)
Change in market value	89	(314)	234	(202)

Ending balance	$66,171	$63,367	$66,171	$63,367

(1)	For most closed-end funds, management fees are charged during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund, with the cost basis of assets generally calculated by excluding cash balances. Thus, changes in fee basis during the liquidation period are not dependent on distributions made from the fund; rather, they are tied to the cost basis of the fund’s investments, which generally declines as the fund sells assets.

(2)	The change in market-value reflects certain funds that pay management fees based on NAV or leverage, as applicable.

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for closed-end funds, other than for closed-end funds that pay management fees based on NAV or leverage, as applicable;

•	Undrawn capital commitments to funds for which management fees are based on NAV or drawn capital;

•	Capital commitments to closed-end funds that have not yet commenced their investment periods;

•	The investments we make as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	AUM in three restructured and liquidating evergreen funds for which management fees were waived commencing in 2009.

A reconciliation of AUM to management fee-generating AUM as of September 30, 2012, December 31, 2011 and September 30, 2011 is set forth below:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in millions)
Reconciliation of Assets Under Management to Management Fee-Generating Assets Under Management:
Assets under management	$80,967	$74,857	$73,010
Difference between assets under management and committed capital or cost basis for closed-end funds (1)	(6,303)	(4,031)	(2,487)
Capital commitments to funds that have not yet begun to generate management fees	(4,898)	(85)	(3,224)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(1,701)	(1,981)	(2,265)
General partner investments in management fee-generating funds	(1,092)	(1,052)	(967)
Closed-end funds that are no longer paying management fees	(548)	(472)	(419)
Funds for which management fees were permanently waived	(254)	(272)	(281)

Management fee-generating assets under management	$66,171	$66,964	$63,367

(1)	Not applicable to closed-end funds that pay management fees based on NAV or leverage, as applicable.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below:

	September 30, 2012	December 31, 2011	September 30, 2011
Weighted Average Annual Management Fee Rates:
Closed-end funds	1.48%	1.48%	1.45%
Open-end funds	0.48	0.47	0.49
Evergreen funds	1.82	1.79	1.84
Overall	1.07	1.11	1.09

Incentive-Creating Assets Under Management

Incentive-creating AUM as of September 30, 2012, December 31, 2011 and September 30, 2011 are set forth below:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in millions)
Incentive-Creating Assets Under Management:
Closed-end funds	$34,980	$34,062	$31,555
Evergreen funds	2,091	2,093	2,071

Total	$37,071	$36,155	$33,626

As of September 30, 2012, of the $37.1 billion in incentive-creating AUM, $27.3 billion was generating incentives at the fund level. Incentive-creating AUM does not include undrawn capital commitments because they are not part of the NAV.

Three Months Ended September 30, 2012

AUM increased $2.3 billion, or 2.9%, from $78.7 billion as of June 30, 2012 to $81.0 billion as of September 30, 2012. The increase primarily reflected $3.2 billion of market-value gains and $0.7 billion in new capital commitments to closed-end funds, less $1.6 billion of distributions to investors in closed-end funds. Of the $1.6 billion of distributions, $0.6 billion, or 37.5%, were attributable to Opps VIIb.

Management fee-generating AUM decreased $0.1 billion, or 0.2%, from $66.3 billion to $66.2 billion during the three months ended September 30, 2012. The decrease reflected the net effect of a $1.8 billion decline resulting from asset sales by closed-end funds in liquidation, $1.1 billion in market-value gains in funds for which management fees are based on NAV, and an increase of $0.6 billion upon the initial closings and commencement of Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”) and Oaktree Enhanced Income Fund, L.P. (“EIF”). Of the $1.8 billion decline, significant contributors included Opps VII with $0.3 billion, Opps VIIb with $0.5 billion, and Oaktree Opportunities Fund VIII, L.P. (“Opps VIII”) with $0.4 billion.

Incentive-creating AUM increased $1.1 billion, or 3.1%, from $36.0 billion to $37.1 billion during the three months ended September 30, 2012. The increase primarily reflected $1.8 billion in market-value gains, $0.9 billion of aggregate increases of drawn capital by closed-end funds, and $1.6 billion of distributions across closed-end funds. Of the $1.6 billion in distributions, Opps VIIb accounted for $0.6 billion.

Three Months Ended September 30, 2011

AUM decreased $6.5 billion, or 8.2%, from $79.5 billion to $73.0 billion during the three months ended September 30, 2011. The decrease was primarily due to $5.7 billion in market-value declines across our closed-end, open-end and evergreen funds and $2.0 billion of distributions by closed-end funds in liquidation. Opps VIIb, which commenced its liquidation period in May 2011, accounted for $1.0 billion, or 50.0%, of the $2.0 billion of distributions. These decreases were partially offset by $1.9 billion in new capital commitments, of which $1.7 billion was attributable to Oaktree European Principal Fund III, L.P. (“EPF III”).

Management fee-generating AUM decreased $0.5 billion, or 0.8%, from $63.9 billion to $63.4 billion during the three months ended September 30, 2011. The decrease was primarily due to $2.1 billion in market-value declines in open-end and evergreen funds, and $0.7 billion from closed-end funds in liquidation, partially offset by $2.7 billion of increases related to new capital commitments for closed-end funds on which management fees are based on committed capital. Of the $2.7 billion in new capital commitments, Oaktree Opportunities Fund VIIIb, L.P. (“Opps VIIIb”) accounted for $2.6 billion. EPF III, a new fund in our control investing asset class with committed capital of €2.4 billion (or $3.2 billion) as of September 30, 2011, was not included in management fee-generating AUM as of September 30, 2011 because it had not yet commenced its investment period.

Incentive-creating AUM decreased $3.7 billion, or 9.9%, from $37.3 billion to $33.6 billion during the three months ended September 30, 2011. The decrease was primarily due to $1.8 billion in distributions by closed-end funds and $3.1 billion in aggregate market-value declines, partially offset by $1.8 billion in drawn capital. Opps VIIb accounted for $1.0 billion of the $1.8 billion in distributions. Opps VIII and Opps VIIIb represented $0.6 billion and $0.3 billion, respectively, of the $1.8 billion of drawn capital.

Nine Months Ended September 30, 2012

AUM increased $6.1 billion, or 8.1%, from $74.9 billion to $81.0 billion during the nine months ended September 30, 2012. The increase was primarily due to $7.5 billion in market-value gains and $5.9 billion in new capital commitments, including $4.8 billion from Opps IX. These increases were partially offset by $6.9 billion in distributions by closed-end funds in liquidation, of which Opps VIIb accounted for $3.2 billion. The increase in market values and the pace of fund realizations reflected the generally strong performance of the financial markets during the nine months ended September 30, 2012.

Management fee-generating AUM decreased $0.8 billion, or 1.2%, from $67.0 billion to $66.2 billion during the nine months ended September 30, 2012. The decrease was primarily due to the net result of a $4.4 billion decline caused by closed-end funds in liquidation, $2.7 billion in market-value gains in open-end funds, and $1.2 billion of increases related to new capital commitments and drawdowns for closed-end funds on which management fees are based on drawn capital or NAV. Of the $4.4 billion decline attributable to liquidating closed-end funds, Opps VII and Opps VIIb accounted for $0.7 billion and $1.9 billion, respectively. Opps IX, with total capital commitments of $4.8 billion as of September 30, 2012, was not included in management fee-generating AUM as it had not commenced its investment period as of that date.

Incentive-creating AUM increased $0.9 billion, or 2.5%, from $36.2 billion to $37.1 billion during the nine months ended September 30, 2012. The increase was primarily due to a combination of $3.5 billion in drawn capital and $4.3 billion in market-value gains, less $6.8 billion in distributions by closed-end funds. Opps VIIb accounted for $3.1 billion of the $6.8 billion in distributions.

Nine Months Ended September 30, 2011

AUM decreased $9.7 billion, or 11.7%, from $82.7 billion to $73.0 billion during the nine months ended September 30, 2011. The decrease was primarily due to $9.0 billion in distributions and $1.2 billion in cancellations of uncalled capital commitments by closed-end funds in liquidation, and $2.5 billion in market-value declines. These decreases were partially offset by $4.1 billion in new capital commitments, of which $2.8 billion, or 68.3%, were attributable to EPF III. Opps VIIb, which commenced its liquidation period in May 2011, accounted for $6.7 billion ($5.6 billion in distributions from asset sales and $1.1 billion in cancellation of uncalled capital commitments) of the $10.2 billion in aggregate distributions and cancelled capital commitments. Open-end funds had net outflows of $0.5 billion, principally in our corporate debt and convertible securities asset classes. Evergreen funds had net outflows of $0.7 billion, reflecting $0.5 billion of distributions from certain evergreen funds that had been restructured.

Management fee-generating AUM decreased $2.8 billion, or 4.2%, from $66.2 billion to $63.4 billion during the nine months ended September 30, 2011. The decrease was primarily due to a $3.9 billion decline caused by the commencement of Opps VIIb’s liquidation period and other closed-end funds in liquidation and a $1.0 billion reduction to management fee-generating AUM resulting from a change in the management fee arrangement for the U.S. Treasury portion of our PPIF. Of the $3.9 billion decline, Opps VIIb accounted for $2.6 billion. These decreases were partially offset by aggregate increases of $3.6 billion related to new capital commitments for closed-end funds on which management fees are based on committed capital, of which Opps VIIIb accounted for $2.6 billion. EPF III, a new fund in our control investing asset class with committed capital of €2.4 billion (or $3.2 billion) as of September 30, 2011, was not included in management fee-generating AUM as of September 30, 2011, because it had yet to commence its investment period. Management fee-generating AUM across open-end funds fell $1.5 billion, reflecting $1.0 billion of market-value declines and $0.5 billion of net outflows.

Incentive-creating AUM decreased $5.8 billion, or 14.7%, from $39.4 billion to $33.6 billion during the nine months ended September 30, 2011. The decrease was primarily due to $8.4 billion in distributions by closed-end funds and $1.0 billion in aggregate market-value declines, partially offset by $4.4 billion in drawn capital. Opps VIIb accounted for $5.4 billion of the $8.4 billion in distributions. Opps VIII represented $1.8 billion of the $4.4 billion of drawn capital. Evergreen funds accounted for $0.7 billion of the overall decline, reflecting the activity described in the AUM discussion above.

Accrued Incentives (Fund Level)

Accrued incentives (fund level), gross and net of incentive income compensation expense, as of September 30, 2012 and 2011, as well as changes in accrued incentives (fund level) for the periods presented are set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$1,751,326	$2,296,087	$1,686,967	$2,066,846

Incentives created (fund level):
Closed-end funds	430,555	(723,144)	673,284	(282,571)
Evergreen funds	15,846	(21,969)	29,163	4,908

Total incentives created (fund level)	446,401	(745,113)	702,447	(277,663)

Less: segment incentive income recognized by us	(59,174)	(33,697)	(250,861)	(271,906)

Ending balance	$2,138,553	$1,517,277	$2,138,553	$1,517,277

Accrued incentives (fund level), net of associated incentive income compensation expense	$1,280,865	$867,204	$1,280,865	$867,204

Incentives Created (Fund Level)

Three Months Ended September 30, 2012 and 2011

Incentives created (fund level) amounted to $446.4 million for the three months ended September 30, 2012, primarily resulting from appreciation in distressed debt funds of $380.1 million, real estate funds of $33.9 million and control investing funds of $16.7 million. Of the $380.1 million attributable to distressed debt funds, Opps VIIb and Opps VIII contributed $112.2 million and $168.2 million, respectively.

Incentives created (fund level) was a negative $745.1 million for the three months ended September 30, 2011, reflecting broad-based market-value declines in the quarter. Opps VII and Opps VIIb were the most significant contributors to the negative $745.1 million, accounting for 22.2% and 37.0%, respectively.

Nine Months Ended September 30, 2012 and 2011

Incentives created (fund level) amounted to $702.4 million for the nine months ended September 30, 2012, primarily resulting from appreciation in distressed debt and real estate funds, which was reflected in incentives created of $598.7 million and $68.2 million, respectively. Of the $598.7 million attributable to distressed debt funds, Opps VIIb and Opps VIII accounted for $289.2 million and $177.5 million, respectively.

Incentives created (fund level) was negative $277.7 million for the nine months ended September 30, 2011, largely as a result of broad-based market-value declines in the third quarter of 2011. Opps VIIb and EPOF II were the most significant contributors to the negative $277.7 million, representing 36% and 26%, respectively.

Uncalled Capital Commitments

As of September 30, 2012 and December 31, 2011, uncalled capital commitments were $13.3 billion and $11.2 billion, respectively.

Segment Analysis

Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our condensed consolidated results of operations, please see the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income–OCG, fee-related earnings and fee-related earnings–OCG.

Adjusted Net Income

ANI and adjusted net income-OCG, as well as per unit data, for the three and nine months ended September 30, 2012 and 2011 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011
	(in thousands, except per unit data)
Revenues:
Management fees	$182,587	$173,585	$562,692		$538,256
Incentive income	59,174	33,697	250,861		271,906
Investment income (loss)	62,801	(86,059)	150,382		(19,496)

Total revenues	304,562	121,223	963,935		790,666

Expenses:
Compensation and benefits	(83,208)	(65,860)	(247,915)		(228,079)
Incentive income compensation expense	(29,546)	(16,377)	(118,268)		(111,372)
General, administrative and other expenses	(26,330)	(28,111)	(79,238)		(74,741)

Total expenses	(139,084)	(110,348)	(445,421)		(414,192)

Adjusted net income before interest and other income (expense)	165,478	10,875	518,514		376,474
Interest expense, net of interest income (1)	(7,687)	(7,888)	(23,914)		(25,192)
Other income (expense), net	(59)	314	2,274		395

Adjusted net income	157,732	3,301	496,874		351,677
Adjusted net income attributable to OCGH non-controlling interest	(126,092)	(2,797)	(406,575)		(298,071)
Non-Operating Group other income	—	—	6,260	(2)	—
Non-Operating Group expenses	(115)	37	(393)		(404)

Adjusted net income-OCG before income taxes	31,525	541	96,166		53,202
Income taxes-OCG	(4,835)	(747)	(22,782	)(2)	(11,845)

Adjusted net income-OCG	$26,690	$(206)	$73,384		$41,357

Adjusted net income-OCG per Class A unit	$0.88	$(0.01)	$2.67		$1.82

Weighted average number of Class A units outstanding	30,181	22,677	27,494		22,677

(1)	Interest income was $0.8 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	A one-time adjustment in the second quarter of 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in our existing deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to adjusted net income-OCG before income taxes for the nine months ended September 30, 2012 was 18% without the $(7,134) one-time expense and 23% with it.

Fee-Related Earnings

Fee-related earnings and fee-related earnings–OCG, as well as per unit data, for the three and nine months ended September 30, 2012 and 2011 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$140,056	$131,668	$439,836		$407,735
Open-end funds	32,888	30,973	94,336		96,891
Evergreen funds	9,643	10,944	28,520		33,630

Total management fees	182,587	173,585	562,692		538,256

Expenses:
Compensation and benefits	(83,208)	(65,860)	(247,915)		(228,079)
General, administrative and other expenses	(26,330)	(28,111)	(79,238)		(74,741)

Total expenses	(109,538)	(93,971)	(327,153)		(302,820)

Fee-related earnings	73,049	79,614	235,539		235,436
Fee-related earnings attributable to OCGH non-controlling interest	(58,397)	(67,459)	(192,649)		(199,527)
Non-Operating Group other income	—	—	6,260	(1)	—
Non-Operating Group expenses	(115)	36	(391)		(405)

Fee-related earnings-OCG before income taxes	14,537	12,191	48,759		35,504
Fee-related earnings-OCG income taxes	(2,324)	(3,410)	(15,158	)(1)	(10,951)

Fee-related earnings-OCG	$12,213	$8,781	$33,601		$24,553

Fee-related earnings-OCG per Class A unit (2)	$0.40	$0.39	$1.22		$1.08

Weighted average number of Class A units outstanding (2)	30,181	22,677	27,494		22,677

(1)	A one-time adjustment in the second quarter of 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in our existing deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to fee-related earnings-OCG before income taxes for the nine months ended September 30, 2012 was 20% without the $(7,134) one-time expense and 29% with it.
(2)	Fee-related earnings-OCG per Class A unit is calculated using the same weighted average number of Class A units used in the computation of net income (loss) per Class A unit.

The following table reconciles fee-related earnings and ANI to net income (loss) attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Fee-related earnings (1)	$73,049	$79,614	$235,539	$235,436
Incentive income	59,174	33,697	250,861	271,906
Incentive income compensation expense	(29,546)	(16,377)	(118,268)	(111,372)
Investment income (loss)	62,801	(86,059)	150,382	(19,496)
Interest expense, net of interest income (2)	(7,687)	(7,888)	(23,914)	(25,192)
Other income (expense), net	(59)	314	2,274	395

Adjusted net income	157,732	3,301	496,874	351,677
Equity-based compensation (3)	(7,369)	(238,013)	(27,353)	(710,563)
Income taxes (4)	(5,801)	(1,328)	(27,493)	(15,920)
Non-Operating Group other income (5)	—	—	6,260	—
Non-Operating Group expenses (6)	(115)	37	(393)	(404)
OCGH non-controlling interest (7)	(119,235)	199,460	(379,356)	308,181

Net income (loss) attributable to Oaktree Capital Group, LLC	$25,212	$(36,543)	$68,539	$(67,029)

(1)	Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense.
(2)	Interest income was $0.8 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.
(3)	This adjustment adds back the effect of equity-based compensation charges for OCGH units issued prior to our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position.
(4)	Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment adds back the effect of income tax expense which is not included in the calculation of adjusted net income and fee-related earnings.
(5)	Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of other income of OCG or its Intermediate Holding Companies.
(6)	Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of expenses that OCG or its Intermediate Holdings Companies bear directly.
(7)	Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of the net income or loss attributable to OCGH non-controlling interest.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income (loss) attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Fee-related earnings-OCG (1)	$12,213	$8,781	$33,601	$24,553
Incentive income attributable to OCG	11,869	5,145	46,635	41,459
Incentive income compensation expense attributable to OCG	(5,926)	(2,500)	(22,074)	(16,981)
Investment income (loss) attributable to OCG	12,597	(13,138)	26,861	(2,998)
Interest expense, net of interest income, attributable to OCG	(1,542)	(1,204)	(4,357)	(3,842)
Other income (expense) attributable to OCG	(10)	47	342	60
Non-fee-related earnings income taxes attributable to OCG (2)	(2,511)	2,663	(7,624)	(894)

Adjusted net income-OCG (1)	26,690	(206)	73,384	41,357
Equity-based compensation attributable to OCG (3)	(1,478)	(36,337)	(4,845)	(108,386)

Net income (loss) attributable to Oaktree Capital Group, LLC	$25,212	$(36,543)	$68,539	$(67,029)

(1)	Fee-related earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and fee-related earnings attributable to Class A unitholders. These measures are net of income taxes and expenses that OCG or its Intermediate Holding Companies bear directly.
(2)	This adjustment adds back income taxes associated with segment incentive income, incentive income compensation expense or investment income (loss), which are not included in the calculation of fee-related earnings-OCG.
(3)	This adjustment adds back the effect of equity-based compensation charges attributable to OCG for unit grants issued prior to our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Segment Revenues

Management Fees

A summary of our management fees for the three months ended September 30, 2012 and 2011 is set forth below:

	Three Months Ended September 30,
	2012	2011
	(in thousands)

Management Fees:
Closed-end funds	$140,056	$131,668
Open-end funds	32,888	30,973
Evergreen funds	9,643	10,944

Total	$182,587	$173,585

Management fees increased $9.0 million, or 5.2%, to $182.6 million for the three months ended September 30, 2012, from $173.6 million for the three months ended September 30, 2011, for the reasons described below.

•

Closed-end funds.    Management fees attributable to closed-end funds increased $8.4 million, or 6.4%, to $140.1 million for the three months ended September 30, 2012, from $131.7 million for the three months ended September 30, 2011. The increase reflected $24.8 million of aggregate management fees resulting primarily from the commencement of the investment periods of EPF III in November 2011 and Opps VIIIb in August 2011 and, to a lesser extent, additional capital commitments subsequent to the third quarter of 2011 to Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”), and $1.3 million from special accounts for which management fees are based on NAV or drawn capital. Partially offsetting this increase was an $18.6 million reduction in management fees resulting from asset sales by funds in liquidation. Opps VIIb accounted for $8.9 million of the $18.6 million reduction, as management fees declined from $32.8 million for the three months ended September 30, 2011, to $23.9 million for the three months ended September 30, 2012. The current-year period included $1.2 million of subordinated management fees from Oaktree Mezzanine Fund III, L.P. (“Mezz III”), as compared with none in the prior-year period. The subordinated management fees, which represent two-thirds of the fund’s 1.50% annual management fee rate, are contingent upon Mezz III reaching certain return thresholds. As of September 30, 2012, there were $14.8 million of deferred subordinated fees not yet recognized. The period-end weighted average annual management fee rate for closed-end funds increased to 1.48% as of September 30, 2012, from 1.45% as of September 30, 2011, reflecting the fact that new fund EPF III’s fee rate of 1.75% is higher than the average of our closed-end funds.

•

Open-end funds.    Management fees attributable to open-end funds increased $1.9 million, or 6.1%, to $32.9 million for the three months ended September 30, 2012, from $31.0 million for the three months ended September 30, 2011. The increase reflected $2.9 million of higher management fees from U.S. high yield bond and senior loan strategies as a result of an increase in average management fee-generating AUM primarily caused by market-value appreciation. Partially offsetting this increase was $1.2 million of lower management fees from non-U.S. convertible securities and European high yield bond strategies as a result of net outflows. The period-end weighted average annual management fee rate for open-end funds decreased slightly, to 0.48% as of September 30, 2012, from 0.49% as of September 30, 2011.

•

Evergreen funds.    Management fees attributable to evergreen funds decreased $1.3 million, or 11.9%, to $9.6 million for the three months ended September 30, 2012, from $10.9 million for the three months ended September 30, 2011. The decrease was primarily due to net outflows from Oaktree Emerging Markets Absolute Return Fund, L.P. (“EMAR”) and lower weighted average management fee rates. The period-end weighted average annual management fee rate for evergreen funds declined to 1.82% as of September 30, 2012, from 1.84% as of September 30, 2011, due to the creation in the fourth quarter of 2011 of a separate class of interests in Oaktree Value Opportunities Fund, L.P. (“VOF”) that provided a reduction from 2.00% to 1.50% in the annual management fee rate for capital commitments of three years.

Incentive Income

A summary of our incentive income for the three months ended September 30, 2012 and 2011 is set forth below:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Incentive Income:
Closed-end funds	$59,174	$33,531
Evergreen funds	—	166

Total	$59,174	$33,697

Incentive income increased $25.5 million, or 75.7%, to $59.2 million for the three months ended September 30, 2012, from $33.7 million for the three months ended September 30, 2011. Of the $25.5 million increase, $12.2 million was attributable to realizations in incentive-paying funds and $13.3 million resulted from tax-related incentive income. The $13.3 million increase in tax-related incentive income, to $16.9 million for the three months ended September 30, 2012, from $3.6 million for the three months ended September 30, 2011, arose almost entirely from Opps VIIb.

Investment Income (Loss)

A summary of investment income (loss) for the three months ended September 30, 2012 and 2011 is set forth below:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Distressed debt	$33,861	$(66,711)
Corporate debt	4,867	(1,233)
Control investing	9,885	(15,497)
Convertible securities	50	(113)
Real estate	5,857	(1,673)
Listed equities	(18)	(2,448)
Non-Oaktree	1,100	1,219

Income (loss) from investments in companies:
DoubleLine Capital LP and other	7,199	397

Total investment income (loss)	$62,801	$(86,059)

Investment income increased $148.9 million, to $62.8 million for the three months ended September 30, 2012, from a loss of $86.1 million for the three months ended September 30, 2011. The increase primarily reflected the positive swing in the financial markets from their sharp decline in the prior-year period. The average invested balance for investments in funds increased 9.8%, to $1,192.2 million for the current-year period from $1,086.1 million for the prior-year period.

Segment Expenses

Compensation and Benefits

Compensation and benefits increased $17.3 million, or 26.3%, to $83.2 million for the three months ended September 30, 2012, from $65.9 million for the three months ended September 30, 2011. Of the increase, $10.4 million resulted from a larger accrual toward the year-end bonus pool, reflecting both increased headcount and higher profitability during the current quarterly and year-to-date periods, $3.0 million resulted from higher phantom equity plan expense (to $2.3 million in the current year’s quarter) stemming from a rise in the Class A unit trading price, and $3.9 million resulted from other growth in compensation and benefits. Headcount, primarily in non-investment areas, grew 13.0% between September 30, 2011 and September 30, 2012.

Incentive Income Compensation Expense

Incentive income compensation expense increased $13.1 million, or 79.9%, to $29.5 million for the three months ended September 30, 2012, from $16.4 million for the three months ended September 30, 2011. The increase was primarily due to a 75.7% increase in incentive income and secondarily the result of differences in the mix of funds that contributed to incentive income for the two periods. The proportion of incentive income derived from principal investing and real estate funds increased, as compared with distressed debt and power opportunities funds. Principal investing and real estate funds typically have higher associated incentive income compensation expense than distressed debt and power opportunities funds.

General, Administrative and Other Expenses

General, administrative and other expenses decreased $1.8 million, or 6.4%, to $26.3 million for the three months ended September 30, 2012, from $28.1 million for the three months ended September 30, 2011. The decline occurred because the prior year’s third quarter included $3.3 million in costs related to our initial public offering, as compared with no such costs in the current year’s third quarter. Partially offsetting this decline was the incurrence of $1.5 million in general professional fees and other costs associated with corporate growth and administration of a newly public company. Foreign currency-related items contributed $1.0 million and $1.1 million of expense to the third quarters of 2012 and 2011, respectively.

Interest Expense, Net

Interest expense, net decreased $0.2 million, or 2.5%, to $7.7 million for the three months ended September 30, 2012, from $7.9 million for the three months ended September 30, 2011. The decline reflected scheduled repayments of certain long-term debt.

Other Income (Expense), Net

Other income (expense), net was an expense of $0.1 million for the three months ended September 30, 2012 and income of $0.3 million for the three months ended September 30, 2011. The expense in the current-year period and income in the prior-year period primarily reflected the net results of operating the portfolio of properties received as part of an arbitration award settled in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005.

Adjusted Net Income

Adjusted net income increased $154.4 million to $157.7 million for the three months ended September 30, 2012, from $3.3 million for the three months ended September 30, 2011. The increase reflected higher investment income of $148.9 million and net incentive income of $12.4 million, partially offset by lower fee-related earnings of $6.6 million.

Income Taxes—OCG

Income taxes increased $4.1 million, or 585.7%, to $4.8 million for the three months ended September 30, 2012, from $0.7 million for the three months ended September 30, 2011. The increase in taxes was primarily due to an increase in adjusted net income-OCG before income taxes in the current-year period compared to the prior-year period, which was partially offset by a lower effective tax rate in the current-year period. The effective tax rate applied against adjusted net income-OCG before income taxes was 18% in the third quarter of 2012, excluding the impact of a one-time tax expense that occurred in the second quarter of 2012, as compared with the effective income tax rate of 24% in the third quarter of 2011. If the one-time tax expense which occurred in the second quarter of 2012 were to be included, the effective tax rate applied against adjusted net income-OCG for the third quarter of 2012 would increase to 23%. The rate used for interim fiscal periods is based on the estimated full-year income tax rate. Applied against adjusted net income-OCG before income taxes, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Segment Revenues

Management Fees

A summary of our management fees for the nine months ended September 30, 2012 and 2011 is set forth below:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Management Fees:
Closed-end funds	$439,836	$407,735
Open-end funds	94,336	96,891
Evergreen funds	28,520	33,630

Total	$562,692	$538,256

Management fees increased $24.4 million, or 4.5%, to $562.7 million for the nine months ended September 30, 2012, from $538.3 million for the nine months ended September 30, 2011, for the reasons described below.

•

Closed-end funds.    Management fees attributable to closed-end funds increased $32.1 million, or 7.9%, to $439.8 million for the nine months ended September 30, 2012, from $407.7 million for the nine months ended September 30, 2011. The increase reflected $89.7 million of aggregate management fees resulting primarily from the commencement of the investment periods of EPF III in November 2011, Opps VIIIb in August 2011 and ROF V in March 2011, and $6.0 million from special accounts for which management fees are based on NAV or drawn capital. Partially offsetting this increase was $58.3 million of reduced management fees resulting from asset sales by funds in their liquidation period and $3.8 million of lower management fees from Mezz III. As of the third quarter of 2011, Mezz III reached the stage of its term whereby two-thirds of its 1.50% annual management fee rate became contingent on the fund achieving certain return levels. For the nine months ended September 30, 2012, we earned $4.6 million in such subordinated management fees for Mezz III. Opps VIIb accounted for $31.2 million of the $58.3 million reduction in fees resulting from asset sales by funds in their liquidation period, as its management fees declined from $111.0 million for the nine months ended September 30,

2011, to $79.8 million for the nine months ended September 30, 2012. The period-end weighted average annual management fee rate for closed-end funds increased to 1.48% as of September 30, 2012 from 1.45% as of September 30, 2011, reflecting the fact that new fund EPF III’s fee rate of 1.75% is higher than the average of our closed-end funds.

•

Open-end funds.    Management fees attributable to open-end funds decreased $2.6 million, or 2.7%, to $94.3 million for the nine months ended September 30, 2012, from $96.9 million for the nine months ended September 30, 2011. The decrease was primarily due to a decline of $7.5 million across the convertible securities strategies as a result of lower performance fees and net outflows. Partially offsetting this decline was an increase of $4.6 million in management fees from the U.S. high yield bond strategy, reflecting higher average management fee-generating AUM in the current-year period as a result of market-value appreciation. The period-end weighted average annual management fee rate for open-end funds decreased slightly to 0.48% as of September 30, 2012 from 0.49% as of September 30, 2011, as a result of the lower performance fees.

•

Evergreen funds.    Management fees attributable to evergreen funds decreased $5.1 million, or 15.2%, to $28.5 million for the nine months ended September 30, 2012, from $33.6 million for the nine months ended September 30, 2011. The decrease primarily reflected net outflows from EMAR and lower weighted average management fee rates. The period-end weighted average annual management fee rate for evergreen funds declined to 1.82% as of September 30, 2012 from 1.84% as of September 30, 2011, due to the creation in the fourth quarter of 2011 of a separate class of interests in VOF that provided a reduction from 2.00% to 1.50% in the annual management fee rate for capital commitments of three years.

Incentive Income

A summary of our incentive income for the nine months ended September 30, 2012 and 2011 is set forth below:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Incentive Income:
Closed-end funds	$250,701	$264,859
Evergreen funds	160	7,047

Total	$250,861	$271,906

Incentive income decreased $21.0 million, or 7.7%, to $250.9 million for the nine months ended September 30, 2012, from $271.9 million for the nine months ended September 30, 2011. The $21.0 million decrease was the net result of a $98.9 million decline in tax-related incentive income, primarily attributable to Opps VIIb, and an increase of $77.9 million from higher realizations in incentive-paying funds in the real estate and control investing asset classes. The nine months ended September 30, 2012 included $97.0 million of tax-related incentive income and $153.9 million of incentive income from other incentive income. The $6.9 million decline in incentive income from our evergreen funds was attributable to realizations in restructured funds and redemptions in our two active funds that resulted in incentives in the prior-year period.

Investment Income (Loss)

A summary of investment income (loss) for the nine months ended September 30, 2012 and 2011 is set forth below:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Distressed debt	$85,653	$(20,891)
Corporate debt	10,209	(276)
Control investing	21,051	(2,990)
Convertible securities	114	(88)
Real estate	13,201	244
Listed equities	2,129	(2,505)
Non-Oaktree	1,712	6,381

Income (loss) from investments in companies:
DoubleLine Capital LP and other	16,313	629

Total investment income (loss)	$150,382	$(19,496)

Investment income increased $169.9 million, to $150.4 million for the nine months ended September 30, 2012, from a loss of $19.5 million for the nine months ended September 30, 2011. The increase primarily reflected the generally rising financial markets in the nine months ended September 30, 2012, as compared with their sharp decline in the third quarter of 2011. The average invested balance for investments in funds increased 8.7%, to $1,169.6 million for the current-year period from $1,076.0 million for the prior-year period.

Segment Expenses

Compensation and Benefits

Compensation and benefits increased $19.8 million, or 8.7%, to $247.9 million for the nine months ended September 30, 2012, from $228.1 million for the nine months ended September 30, 2011. The increase of $19.8 million was principally the net result of $25.1 million in a larger accrual toward the year-end bonus pool and $6.1 million in lower phantom equity plan expense. The higher bonus accrual reflected both increased headcount and higher profitability during the current year-to-date period. The lower phantom equity plan expense (to $0.3 million for the nine months ended September 30, 2012) resulted from a decrease in the Class A unit trading price in the current-year period, as compared with an increase in price in the prior-year period. Headcount, primarily in non-investment areas, grew 13.0% between September 30, 2011 and September 30, 2012.

Incentive Income Compensation Expense

Incentive income compensation expense increased $6.9 million, or 6.2%, to $118.3 million for the nine months ended September 30, 2012, from $111.4 million for the nine months ended September 30, 2011. The increase was primarily due to differences in the mix of funds that contributed to incentive income for the two periods partially offset by a 7.7% decline in incentive income. The proportion of incentive income derived from principal investing and real estate funds increased, as compared with distressed debt and power opportunities funds. Principal investing and real estate funds typically have higher associated incentive income compensation expense than distressed debt and power opportunities funds.

General, Administrative and Other Expenses

General, administrative and other expenses increased $4.5 million, or 6.0%, to $79.2 million for the nine months ended September 30, 2012, from $74.7 million for the nine months ended September 30, 2011. Excluding the impact of foreign currency-related items, general, administrative and other expenses increased $2.8 million, or 3.7%. The increase was primarily due to $7.0 million of higher general professional fees and other costs associated with corporate growth and administration of a newly public company, partially offset by $4.2 million in lower costs (to $2.1 million in the current-year period) associated with our initial public offering.

Interest Expense, Net

Interest expense, net decreased $1.3 million, or 5.2%, to $23.9 million for the nine months ended September 30, 2012, from $25.2 million for the nine months ended September 30, 2011. The decline reflected scheduled repayments of certain long-term debt.

Other Income (Expense), Net

Other income, net increased $1.9 million, to $2.3 million for the nine months ended September 30, 2012, from $0.4 million for the nine months ended September 30, 2011. The income of $2.3 million in the current-year period primarily reflected a gain on the sale of a real estate property received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005. The income of $0.4 million in the prior-year period primarily reflected net income from the management of the portfolio of properties received as part of the arbitration award.

Adjusted Net Income

Adjusted net income increased $145.2 million, or 41.3%, to $496.9 million for the nine months ended September 30, 2012, from $351.7 million for the nine months ended September 30, 2011. The increase principally reflected higher investment income of $169.9 million and lower net incentive income of $27.9 million.

Income Taxes—OCG

Income taxes increased $11.0 million, or 93.2%, to $22.8 million for the nine months ended September 30, 2012 from $11.8 million for the nine months ended September 30, 2011. The increase in taxes was due to an increase in adjusted net income-OCG before income taxes in the current-year quarter compared to the prior-year quarter, as well as a one-time tax expense of $7.1 million in the second quarter of 2012 stemming from a remeasurement of our deferred tax assets. The amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering was reduced due to a decrease in the future effective tax rate applied to income subject to tax, which also reduced the tax receivable agreement liability payable to OCGH Unitholders, resulting in income of $6.3 million in the second quarter of 2012. The effective tax rate applied against adjusted net income-OCG before income taxes was 18% for the nine months ended September 30, 2012, excluding the impact of the one-time tax expense, as compared with the effective income tax rate of 24% for the nine months ended September 30, 2011. If the one-time tax expense were to be included, the effective tax rate applied against adjusted net income-OCG for the nine months ended September 30, 2012 would increase to 23%. The rate used for interim fiscal periods is based on the estimated full-year income tax rate. Applied against adjusted net income-OCG before income taxes, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

Distributable Earnings

A reconciliation of net income (loss) attributable to OCG to adjusted net income and of adjusted net income to distributable earnings for the three and nine months ended September 30, 2012 and 2011 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss) attributable to OCG	$25,212	$(36,543)	$68,539	$(67,029)
Equity-based compensation (1)	7,369	238,013	27,353	710,563
Income taxes (2)	5,801	1,328	27,493	15,920
Non-Operating Group other income (3)	—	—	(6,260)	—
Non-Operating Group (income) expenses (4)	115	(37)	393	404
OCGH non-controlling interest (5)	119,235	(199,460)	379,356	(308,181)

Adjusted net income	157,732	3,301	496,874	351,677
Investment (income) loss (6)	(62,801)	86,059	(150,382)	19,496
Receipts of investment income (loss) (7)	26,640	20,711	93,276	72,747
Operating Group income taxes	(1,208)	(686)	(5,721)	(4,808)

Distributable earnings	$120,363	$109,385	$434,047	$439,112

(1)	This adjustment adds back the effect of equity-based compensation charges for OCGH units issued prior to our initial public offering, which is excluded from adjusted net income and distributable earnings because it is a non-cash charge that does not affect our financial position.
(2)	Because adjusted net income and distributable earnings are pre-tax measures, this adjustment eliminates the effect of income tax expense which is not included in the calculation of adjusted net income and distributable earnings.
(3)	Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of other income of OCG or its Intermediate Holding Companies.
(4)	Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of expenses that OCG or its Intermediate Holdings Companies bear directly.
(5)	Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of the net income or loss attributable to OCGH non-controlling interest.
(6)	This adjustment eliminates our segment investment income, which under the equity method of accounting is largely non-cash in nature and is thus not available to fund our operations or make equity distributions.
(7)	This adjustment characterizes a portion of the distributions received from Oaktree and non-Oaktree funds and other investments as receipts of investment income or loss. In general, the income or loss component of a distribution from a fund is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends.

For the three months ended September 30, 2012 and 2011, our net income (loss) attributable to OCG was $25.2 million and $(36.5) million, respectively. Distributable earnings for the three months ended September 30, 2012 and 2011 were $120.4 million and $109.4 million, respectively. Total distributions made during the three months ended September 30, 2012 and 2011 were $136.9 million and $70.7 million, respectively, of which distributions to our Class A unitholders were $23.8 million and

$11.6 million, respectively, and distributions to our OCGH Unitholders were $113.1 million and $59.2 million, respectively.

For the nine months ended September 30, 2012 and 2011, our net income (loss) attributable to OCG was $68.5 million and $(67.0) million, respectively. Distributable earnings for the nine months ended September 30, 2012 and 2011 were $434.0 million and $439.1 million, respectively. Total distributions made during the nine months ended September 30, 2012 and 2011 were $329.3 million and $395.1 million, respectively, of which distributions to our Class A unitholders were $50.2 million and $46.5 million, respectively, and distributions to our OCGH Unitholders were $279.1 million and $348.7 million, respectively.

Three Months Ended September 30, 2012 and 2011

Distributable earnings increased $11.0 million, or 10.1%, to $120.4 million for the three months ended September 30, 2012, from $109.4 million for the three months ended September 30, 2011, as increases of $12.4 million in net incentive income and $5.9 million in receipts of investment income exceeded a decline of $6.6 million in fee-related earnings.

Nine Months Ended September 30, 2012 and 2011

Distributable earnings decreased $5.1 million, or 1.2%, to $434.0 million for the nine months ended September 30, 2012, from $439.1 million for the nine months ended September 30, 2011. The decrease was primarily due to $27.9 million of lower net incentive income, partially offset by $20.5 million of higher receipts of investment income, $1.3 million in lower net interest expense and $1.9 million of higher other income (expense).

Segment Statement of Financial Condition

The following table presents our segment statement of financial condition as of September 30, 2012 and December 31, 2011. Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our corporate investments in funds and companies. We believe that debt maturities should generally match the anticipated sources of repayments. Because the largest share of our corporate investments in funds has been in closed-end funds with 10- to 11-year terms, most of our debt has been issued with 10-year terms. An exception to this practice was when we obtained a 5-year term loan in January 2011, which we did to capitalize on historically low interest rates. Our segment’s receivables do not include accrued incentives (fund level), an off-balance sheet metric. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	September 30, 2012	December 31, 2011
	(in thousands)
Assets:
Cash and cash-equivalents	$310,854	$297,230
U.S. Treasury and government agency securities	360,839	381,697
Management fees receivable	24,010	23,207
Incentive income receivable	30,195	28,892
Corporate investments, at equity	1,236,710	1,159,287
Deferred tax assets	168,110	72,986
Other assets	135,770	120,609

Total assets	$2,266,488	$2,083,908

Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$236,536	$250,191
Due to affiliates	140,311	57,574
Debt obligations	618,929	652,143

Total liabilities	995,776	959,908

Capital:
OCGH non-controlling interest in consolidated subsidiaries	988,942	935,858
Unitholders’ capital attributable to Oaktree Capital Group, LLC	281,770	188,142

Total capital	1,270,712	1,124,000

Total liabilities and capital	$2,266,488	$2,083,908

Corporate Investments, at Equity

A summary of corporate investments, at equity as of September 30, 2012 and December 31, 2011 is set forth below:

	September 30, 2012	December 31, 2011
	(in thousands)
Investments in funds:
Oaktree funds:
Distressed debt	$533,715	$542,539
Corporate debt	134,587	141,972
Control investing	270,001	239,706
Convertible securities	1,365	1,251
Real estate	112,880	81,502
Listed equities	61,925	39,262
Non-Oaktree	98,000	91,520

Investments in companies:
DoubleLine Capital LP and other	24,237	21,535

Total corporate investments, at equity	$1,236,710	$1,159,287

Liquidity and Capital Resources

We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve: generating cash flow from operations; generating income from investment activities, including strategic investments in certain third parties; funding capital commitments that we have made to our funds; funding our growth initiatives; distributing cash flow to our owners; and borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of September 30, 2012, we had an available cash balance of $310.9 million, or $671.7 million when including investments in U.S. Treasury and government agency securities.

Ongoing sources of cash include: management fees, which are collected monthly or quarterly; incentive income, which is volatile and largely unpredictable as to amount and timing; and distributions related to our corporate investments in funds and companies. As of September 30, 2012, corporate investments, at equity of $1.2 billion included unrealized investment income of $286.6 million. We primarily use cash flow from operations and distributions related to our corporate investments to pay compensation and related expenses, general, administrative and other expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, also is used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.

Our cash flow is typically affected by seasonality. The first quarter of each year typically includes (a) as a source of cash, the prior year’s annual incentive income payments, if any, from our evergreen funds and tax distributions from certain investment funds that have allocated taxable income to us but have not yet distributed in cash a sufficient sum with which to pay the related income taxes and (b) as a use of cash, the vast majority of the prior fiscal year’s bonus expense. The second quarter of each year includes annual principal repayments on the oldest one of our four series of senior notes (as described below).

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

Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are discussed below.

Operating Activities

Net cash provided by operating activities was $3.5 billion and $1.6 billion for the nine months ended September 30, 2012 and 2011, respectively. These amounts included (a) net proceeds from maturities and sales of investments of the consolidated funds of $2.4 billion and $14.7 million for the nine months ended September 30, 2012 and 2011, respectively; (b) net realized gains on investments of the consolidated funds of $2.9 billion and $1.3 billion for the nine months ended September 30, 2012 and 2011, respectively; and (c) changes in unrealized gains on investments of $1.4 billion and unrealized losses of $4.2 billion for the nine months ended September 30, 2012 and 2011, respectively.

Investing Activities

Net cash provided by (used in) investing activities was $27.1 million and $(284.6) million for the nine months ended September 30, 2012 and 2011, respectively. Investing activities were primarily driven by net U.S. Treasury and other U.S. government agency investment activities and net corporate investments in non-consolidated funds and companies. For the nine months ended September 30, 2012, net proceeds from maturities and sales of U.S. Treasury and government agency securities were $20.9 million, while the nine months ended September 30, 2011 reflected net purchases of $236.9 million. Corporate investments in funds and companies for the nine months ended September 30, 2012 and 2011, respectively, of $8.1 million and $53.8 million, included investments in funds of $151.3 million and $241.1 million, respectively, of which $146.6 million and $189.5 million, respectively, represented contributions made to consolidated funds that are eliminated in consolidation, and investments in companies of $3.4 million and $2.2 million, respectively. Distributions from corporate investments in funds and companies for the nine months ended September 30, 2012 and 2011, respectively, of $19.0 million and $11.9 million, included cash distributions received from investments in funds of $210.6 million and $243.2 million, respectively, prior to elimination of amounts related to consolidated funds of $208.6 million and $232.6 million, respectively, and cash distributions received from companies of $17.0 million and $1.3 million, respectively. Purchases of fixed assets were $4.6 million and $5.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Financing Activities

Net cash used in financing activities was $3.3 billion and $4.6 billion for the nine months ended September 30, 2012 and 2011, respectively. Financing activities for the nine months ended September 30, 2012 and 2011, respectively, included (a) net distributions from consolidated funds to non-controlling interests of $3.0 billion and $4.5 billion; (b) net borrowings on revolving credit facilities of the consolidated funds of $2.5 million and $86.4 million; (c) distributions to unitholders of $329.3 million and $395.1 million; (d) repayment of debt obligations of $33.2 million and $43.9 million; and (e) purchases of Oaktree Operating Group units, net of issuance of Class A units, of $0.7 million and $39.6 million. The current-year period also included $14.1 million in repurchases of Class A units. The prior-year period included $300.0 million in proceeds from the issuance of debt and $2.6 million for the payment of debt issuance costs.

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

In addition to our ongoing sources of cash that include management fees, incentive income and fund distributions related to our corporate investments in funds and companies, we also have access to liquidity through our debt financings and credit agreements. In January 2011, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities, consisting of a $300.0 million fully-funded term loan and a $250.0 million revolving credit facility. We are required to make a principal payment in respect of the term loan of $7.5 million on the last business day of each of March, June, September and December, with the final payment of $150.0 million, constituting the remainder of the term loan, due on January 7, 2016. The revolving credit facility expires on January 7, 2014. We are currently able to draw the full amount available under the revolving credit facility without violating any debt covenants.

In November 2009, our subsidiary Oaktree Capital Management, L.P. issued $250.0 million in aggregate principal amount of senior notes due December 2, 2019 (the “2019 Notes”). In addition to the 2019 Notes, as of September 30, 2012, we had three other series of senior notes outstanding, with an aggregate remaining principal balance of $121.4 million. These notes have aggregate principal repayments due of $10.7 million in June 2013 and June 2014, with the remaining $100.0 million payable in 2016. Agreements underlying the senior notes contain customary financial covenants, including ones requiring minimum levels of unitholders’ capital and interest expense coverage. As of September 30, 2012, we were in compliance with each of these covenants.

On October 7, 2011, Oaktree Finance, our indirect wholly-owned subsidiary focused on providing financing for larger middle-market companies, entered into the Senior Secured Revolving

Credit Facility with a consortium of lenders. The Senior Secured Revolving Credit Facility provided for an initial borrowing capacity of $75 million and the ability to borrow an additional $150 million if certain specified conditions were met, including the completion of a public offering by Oaktree Finance. On July 20, 2012, Oaktree Finance terminated the Senior Secured Revolving Credit Facility, which was undrawn at such time.

We are required to maintain minimum net capital balances for regulatory purposes in certain international jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of September 30, 2012, we were required to maintain approximately $10.0 million in net capital at these subsidiaries, and we were in compliance with all regulatory minimum net capital requirements.

In May 2007, two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., entered into a tax receivable agreement with OCGH Unitholders, as amended, that provides for the payment to an exchanging or selling OCGH Unitholder of 85.0% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control) as a result of an increase in the tax basis of the assets owned by Oaktree Operating Group. These payments are expected to occur over the period ending approximately in 2029. In connection with the 2007 Private Offering and related tax effects, a $77.6 million liability to the OCGH Unitholders was recorded with respect to the tax receivable agreement. In the third quarter of 2008, we revised our estimate of the liability relating to the tax receivable agreement downward by $9.7 million as a result of further analysis of the valuations relating to future taxable deductions, resulting in a revised liability of $67.9 million. Payments of $1.3 million and $3.5 million were made to pre-2007 Private Offering OCGH Unitholders by Oaktree Holdings, Inc. in 2009 related to tax benefits that Oaktree Holdings Inc. recognized, including interest thereon, with respect to the 2007 and 2008 taxable years, respectively. Oaktree AIF Holdings, Inc. did not generate taxable income in 2007 or 2008 and did not recognize any tax benefits under the tax receivable agreement for those years. Accordingly, Oaktree AIF Holdings, Inc. did not make any payments in connection with the tax receivable agreement for 2007 or 2008. In connection with the tax returns filed for the years ended December 31, 2009 and 2010, $3.2 million and $3.1 million, respectively, was paid to the pre-2007 Private Offering OCGH Unitholders by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., further lowering the estimated liability to $56.8 million as of December 31, 2011.

Historically, the income earned by the corporate subsidiaries was subject to tax at a combined federal and state tax rate of 41%. However, due to a change in state tax law, one of the corporate subsidiaries, Oaktree Holdings, Inc., is now subject to tax at a combined federal and state tax rate of 38%. As a result of this change, the existing deferred tax assets and liabilities of Oaktree Holdings Inc. were remeasured. The remeasurement reduced the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering from $64.4 million to $56.6 million during the nine months ended September 30, 2012, consequently reducing the related tax receivable agreement liability payable to OCGH Unitholders by $6.3 million. The $6.3 million reduction in the tax receivable agreement payable is reflected in other income (expense), net in the condensed consolidated statements of operations.

The exchange of OCGH units in connection with the Company’s initial public offering resulted in increases in the tax basis of the tangible and intangible assets of Oaktree Operating Group. As a result, the Company recorded a deferred tax asset of $103.3 million and an associated liability of $87.8 million for payments to OCGH Unitholders under the tax receivable agreement, which had the effect of increasing capital by $15.5 million. These payments are expected to occur over the period ending approximately in 2034.

No amounts were paid under the tax receivable agreement for the nine months ended September 30, 2012.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2012:

	Last three months of 2012	2013-2014	2015-2016	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$3,955	$29,230	$20,659	$13,829	$67,673
Debt obligations payable	7,500	81,429	280,000	250,000	618,929
Interest obligations on debt (2)	13,927	60,367	49,611	50,625	174,530
Tax receivable agreement	3,203	13,799	15,910	105,395	138,307
Commitments to Oaktree and third-party funds (3)	310,533	—	—	—	310,533

Sub-total	339,118	184,825	366,180	419,849	1,309,972
Consolidated funds:
Debt obligations payable	52,004	—	—	—	52,004
Interest obligations on debt	512	—	—	—	512
Commitments to fund investments (4)	474,381	—	—	—	474,381

Total	$866,015	$184,825	$366,180	$419,849	$1,836,869

(1)	We lease our office space under agreements that expire periodically through 2020. The table includes only guaranteed minimum lease payments for these leases and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in our condensed consolidated financial statements.
(2)	Interest obligations include accrued interest on outstanding indebtedness.
(3)	These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2012 column. Capital commitments are expected to be called over the next five years.
(4)	These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates which vary by investment and are therefore presented in the 2012 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2012.

As of September 30, 2012, none of the incentive income we had received was subject to clawback by the funds.

General Partner and Other Capital Commitments

As of September 30, 2012, our capital commitments to our funds (as general partner) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as set forth below. Subsequent to Opps VIIb, we adopted a policy of not committing more than $100 million to a single fund in our capacity as general partner.

	Capital Commitments	Undrawn Commitments as of September 30, 2012
	(in millions)
Distressed Debt:
Oaktree Opportunities Fund VIIIb, L.P.	$67	$29
Oaktree Opportunities Fund IX, L.P.	100	100
Special accounts	36	5

Control Investments:
Oaktree Principal Fund V, L.P.	71	22
OCM European Principal Opportunities Fund II, L.P.	53	1
Oaktree European Principal Fund III, L.P.	100	68
Oaktree Power Opportunities Fund III, L.P.	27	21
Special accounts	5	2

Real Estate:
Oaktree Real Estate Opportunities Fund VI, L.P.	20	6
Oaktree PPIP Fund, L.P.	29	16
Special accounts.	6	2

Mezzanine Finance:
Oaktree Mezzanine Fund III, L.P.	40	18

U.S. Senior Loans:
Oaktree Enhanced Income Fund, L.P.	20	6

Non-Oaktree	42	15

Total	$616	$311

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

Revenue Recognition

Management Fees

We recognize management fees over the period in which the investment advisory services are performed. While we typically earn management fees for each of the funds that we manage, the contractual terms of management fees vary by fund structure. During the investment period of our closed-end funds, the management fee is generally a fixed percentage, typically in the range of 1.25% to 1.75% per year of total committed capital (up through the final close, these fees are generally earned on a retroactive basis to the fund’s first closing date). During the liquidation period, the management fee remains the same fixed percentage, applied against the lesser of the total funded capital and the cost basis of assets remaining in the fund, provided that our right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period, even if certain assets remain to be liquidated. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. Our open-end funds generally charge management fees of 0.50% of NAV per year, paid monthly or quarterly. Our evergreen funds pay a management fee quarterly, based on a fixed percentage of the NAV of the relevant fund.

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

The table below summarizes the valuation of investments and other financial instruments, by fund type and fair value hierarchy levels, for each period presented in our condensed consolidated statements of financial condition (in thousands):

	As of September 30, 2012
	Level I	Level II	Level III	Total
Closed-end funds	$3,181,026	$12,082,696	$18,473,116	$33,736,838
Open-end funds	20,722	4,860,889	19,031	4,900,642
Evergreen funds	471,427	1,051,877	289,232	1,812,536

Total	$3,673,175	$17,995,462	$18,781,379	$40,450,016

	As of December 31, 2011
	Level I	Level II	Level III	Total
Closed-end funds	$3,681,162	$13,477,732	$15,426,807	$32,585,701
Open-end funds	1,869	4,120,264	18,374	4,140,507
Evergreen funds	500,619	993,033	228,205	1,721,857

Total	$4,183,650	$18,591,029	$15,673,386	$38,448,065

Hedging and Other Derivatives

Oaktree is exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of our business. We address these risks as part of our overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, we may enter into interest rate swaps to manage all or a portion of the interest rate risk associated with our variable-rate borrowings. Our corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is Oaktree’s functional currency and, consequently, are subject to fluctuations in foreign currency exchange rates. We also receive management fees and pay expenses in currencies other than the U.S. dollar for certain funds. To manage the risk associated with foreign currency exchange gains and losses generated by the remeasurement of these investments, management fees and expenses denominated in non-functional currencies, we may enter into currency option and forward contracts to offset some of the foreign exchange risk on expected future cash flows.

As a result of the use of derivative contracts, we are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, we enter into contracts with certain major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

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

Derivatives that are designated as hedging instruments are classified as either (a) a fair value hedge; (b) a cash flow hedge; or (c) a hedge of a net investment in a foreign operation. For a fair value hedge, we record changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same caption in the condensed consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current period earnings. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current-period earnings. For a freestanding derivative, we record changes in fair value in current period earnings.

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

Price Risk

Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments

As of September 30, 2012, we had investments at fair value of $40.7 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a negative change in unrealized appreciation on the consolidated funds’ investments of $4.1 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.

Impact on Segment Management Fees

Management fees are generally assessed in the case of: (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital during the investment period and, during the liquidation period, based on the lesser of: (i) the total funded committed capital; and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the nine months ended September 30, 2012, an incremental 10% decline in market values of the investments held in our funds would have caused an approximate $13.8 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.

Impact on Segment Incentive Income

Incentive income is recognized only when it is fixed or determinable, which in the case of: (a) our closed-end funds generally occurs only after all contributed capital and an annual 8% preferred return on that capital have been distributed to the fund’s investors; and (b) our active evergreen funds occurs generally as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the nine months ended September 30, 2012 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.

Impact on Segment Investment Income

Investment income arises from our investments in funds managed by us or third parties. This income is directly affected by changes in market risk factors. We estimate that for the nine months ended September 30, 2012, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have reduced our investment income by $125.0 million. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.

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

We estimate that for the nine months ended September 30, 2012, a 10% decline in the average rate of exchange of the U.S. dollar would have had the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $6.8 million;

•	our operating expenses would have increased by $8.3 million;

•	OCGH interest in net income of consolidated subsidiaries would have increased by $1.2 million; and

•	our income tax expense would not have been affected.

These movements would have decreased our net income attributable to OCG by $0.3 million.

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

Interest Rate Risk

As of September 30, 2012, Oaktree and its operating subsidiaries had $618.9 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into an interest rate swap that effectively converted the term loan interest rate to a fixed rate. As a result, we estimate that there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Based on segment cash and cash-equivalents of $310.9 million as of September 30, 2012, we estimate Oaktree and its operating subsidiaries would generate an additional $3.1 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations that include revolving credit agreements and certain other investment financing arrangements. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. At September 30, 2012, $52.0 million was outstanding under these credit facilities. We estimate that interest expense relating to variable rates would increase on an annual basis by $0.5 million in the event interest rates were to increase by 100 basis points.

As credit-oriented investors, we are also subject to interest rate risk through the securities we hold in our consolidated funds. A 100-basis point increase in interest rates would be expected to negatively affect prices of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized appreciation on the consolidated funds’ investments. The actual impact is dependent on the average duration of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100-basis point increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. Inasmuch as these effects are attributable to non-controlling interests, net income attributable to OCG would be unaffected. In the cases that our funds pay management fees based on NAV, we would expect our segment management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. There have been no material changes to the risk factors disclosed in the prospectus and such Quarterly Report.

The risks described in the prospectus and in such Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on July 26, 2012, we issued 45,000 Class B units to OCGH. No purchase price was paid by OCGH for this issuance. The issuance was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

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

Closed-End Funds

			As of September 30, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Management Fee- Generating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
TCW Special Credits Fund I, L.P. (6)	Oct. 1988	Oct. 1991	$97	$97	$121	$218	$-	$-	$-	$-	$-	29.0%	24.7%	2.3	x
TCW Special Credits Fund II, L.P. (6)	Jul. 1990	Jul. 1993	261	261	505	766	-	-	-	-	-	41.6	35.7	3.1
TCW Special Credits Fund IIb, L.P. (6)	Dec. 1990	Dec. 1993	153	153	323	476	-	-	-	-	-	44.0	37.9	3.1
TCW Special Credits Fund III, L.P. (6)	Nov. 1991	Nov. 1994	329	329	470	799	-	-	-	-	-	26.2	22.1	2.5
TCW Special Credits Fund IIIb, L.P. (6)	Apr. 1992	Apr. 1995	447	447	459	906	-	-	-	-	-	21.2	17.9	2.1
TCW Special Credits Fund IV, L.P. (6)	Jun. 1993	Jun. 1996	394	394	462	856	-	-	-	-	-	21.1	17.3	2.2
OCM Opportunities Fund, L.P.	Oct. 1995	Oct. 1998	771	771	568	1,339	-	-	74	-	-	12.4	10.2	1.8
OCM Opportunities Fund II, L.P.	Oct. 1997	Oct. 2000	1,550	1,550	989	2,539	-	-	197	-	-	11.0	8.5	1.7
OCM Opportunities Fund III, L.P.	Sep. 1999	Sep. 2002	2,077	2,077	1,287	3,335	28	-	248	6	-	15.4	11.9	1.7
OCM Opportunities Fund IV, L.P.	Sep. 2001	Sep. 2004	2,125	2,125	1,727	3,845	7	-	340	1	-	35.0	28.1	1.9
OCM Opportunities Fund IVb, L.P.	May 2002	May 2005	1,339	1,339	1,260	2,596	3	-	248	1	-	57.9	47.3	2.0
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	904	1,905	178	261	142	35	-	18.5	14.1	1.8
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,161	1,931	1,002	887	76	150	768	12.0	8.6	1.7
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,353	2,974	1,977	1,668	9	65	1,897	10.8	8.1	1.5
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	8,242	10,287	7,801	5,672	426	1,174	2,455	23.8	18.0	1.9
Special Account A	Nov. 2008	Oct. 2012	253	253	251	153	351	215	5	44	158	32.2	25.8	2.0
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	914	33	5,389	4,000	-	177	5,152	13.6	8.7	1.2
Special Account B	Nov. 2009	Nov. 2012	1,031	1,031	232	103	1,185	1,150	-	8	1,133	14.8	14.0	1.2
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	1,548	109	1	1,656	2,625	-	21	1,616	19.5	10.4	1.1
Oaktree Opportunities Fund IX, L.P.	TBD	-	4,832	-	-	-	-	-	-	-	-	-	-	-

												22.9%	17.5%
Global Principal Investments
TCW Special Credits Fund V, L.P. (6)	Apr. 1994	Apr. 1997	$401	$401	$349	$750	$-	$-	$-	$-	$-	17.2%	14.6%	1.9	x
OCM Principal Opportunities Fund, L.P.	Jul. 1996	Jul. 1999	625	625	281	906	-	-	-	-	-	6.4	5.4	1.5
OCM Principal Opportunities Fund II, L.P.	Dec. 2000	Dec. 2005	1,275	1,275	1,200	2,201	274	-	193	42	-	23.3	17.8	2.0
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	1,030	1,550	879	654	42	159	405	15.8	11.2	1.8
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	992	1,112	3,208	2,399	-	-	3,534	8.8	6.3	1.4
Oaktree Principal Fund V, L.P.	Feb. 2009	Feb. 2014	2,827	2,021	192	84	2,131	2,756	-	-	2,193	13.3	6.1	1.2
Special Account C	Dec. 2008	Feb. 2014	505	389	174	65	498	330	9	25	399	21.4	15.6	1.5

												13.4%	9.8%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$(14)	$60	$429	$361	$-	$-	$611	3.8%	(0.9)%	1.1	x
European Principal Investments (7)
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$460	$303	$84	$680	$367	$1	$33	$637	10.6%	8.2%	1.8	x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€326	€245	€1,766	€1,524	€12	€-	€1,833	11.6	7.0	1.3
Oaktree European Principal Fund III, L.P. (8)	Nov. 2011	Nov. 2016	€3,164	€1,027	€57	€3	€1,082	€3,087	€-	€7	€1,073	nm	nm	1.1

												11.8%	7.5%
Power Opportunities
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	$449	$383	$251	$634	$-	$-	$23	$-	$-	20.1%	13.1%	1.8	x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,460	1,888	113	39	93	7	-	76.5	59.4	3.9
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	1,062	227	(7)	5	215	1,036	-	-	244	14.4	(3.3)	1.2

												35.2%	27.3%

			As of September 30, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value		Management Fee- Generating AUM		Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)		Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)			Multiple of Drawn Capital (5)
	Start Date	End Date													Gross	Net
	(in millions)
Real Estate
TCW Special Credits Fund VI, L.P. (6)	Aug. 1994	Aug. 1997	$506	$506	$666	$1,172	$-		$-		$-	$-		$ -	21.1%	17.4%		2.4	x
OCM Real Estate Opportunities Fund A, L.P.	Feb. 1996	Feb. 1999	379	379	293	647	28		-		36	22		-	10.4	8.4		1.9
OCM Real Estate Opportunities Fund B, L.P.	Mar. 1997	Mar. 2000	285	285	166	431	20		-		-	-		75	8.1	6.9		1.7
OCM Real Estate Opportunities Fund II, L.P.	Dec. 1998	Dec. 2001	464	440	265	697	8		-		50	2		-	15.2	11.1		1.7
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	641	1,190	158		-		95	31		-	15.9	11.8		2.0
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	202	83	569		410		6	32		493	16.8	10.6		1.6
Special Account D	Nov. 2009	Nov. 2012	256	256	90	77	274		198		-	9		246	15.8	14.1		1.4
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	105	23	1,365		1,251		-	9		1,375	13.5	8.8		1.1
Oaktree Real Estate Opportunities Fund VI, L.P. (8)	Aug. 2012	Aug. 2016	255	179	-	-	179		235		-	-		179	nm	nm		1.0

															15.3%	11.9%
Asia Real Estate
Oaktree Asia Special Situations Fund, L.P.	May 2008	Apr. 2009	$50	$19	$6	$-	$25		$-		$-	$-		$ 26	13.1%	6.7%		1.6	x
PPIP
Oaktree PPIP Fund, L.P. (9)	Dec. 2009	Dec. 2012	$2,322	$1,112	$312	$262	$1,162		$1,052		$-	N/A		N/A	27.6%	N/A		1.3	x
Mezzanine Finance
OCM Mezzanine Fund, L.P. (10)	Oct. 2001	Oct. 2006	$808	$773	$280	$1,038	$15		$-		$32	$3		$ -	14.3%	10.7% /	10.1%	1.4	x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	396	1,057	445		608		-	-		504	10.4	7.2		1.4
Oaktree Mezzanine Fund III, L.P. (11)	Dec. 2009	Dec. 2014	1,592	874	19	134	759		1,552		-	-		837	8.9	8.6 / (18.7)		1.1

															11.7%	7.7%
U.S. Senior Loans
Oaktree Loan Fund, L.P.	Sep. 2007	Sep. 2012	$2,193	$2,193	$95	$2,288	$-		$-		N/A	N/A		N/A	2.5%	1.9%		1.1	x
Oaktree Loan Fund, 2x, L.P.	Sep. 2007	Sep. 2015	1,722	1,722	98	1,510	310		327		N/A	N/A		N/A	2.7	1.9		1.1
Oaktree Enhanced Income Fund, L.P.(8)	Sep. 2012	Aug. 2015	180	131	-	-	131		322	(12)	N/A	N/A		N/A	nm	nm		1.0

									36,306	(13)		2,065	(13)
												39		Evergreen funds

							Other	(14)	203			35		Other (15)

					Total closed-end funds				$36,509			$2,139		Total, including evergreen funds

(1)	Reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Excludes Oaktree segment incentive income recognized since inception.

(3)	Reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return before we are entitled to receive incentive income (other than tax distributions) from the fund.

(4)	The internal rate of return, or IRR, is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash distributions to investors and the residual value of such investor’s capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund’s general partner. Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund’s general partner.

(5)	Calculated as Drawn Capital plus gross income before fees and expenses divided by Drawn Capital.

(6)	The fund was managed by certain of our investment professionals while employed at the Trust Company of the West prior to our founding in 1995. When these employees joined Oaktree upon, or shortly after, our founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and us.

(7)	Aggregate IRRs based on conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD at the September 30, 2012 spot rate of $1.2865.

(8)	The IRR is not considered meaningful (“nm”) as the period from the initial contribution through September 30, 2012 is less than one year.

(9)	Due to the differences in allocations of income and expenses to this fund’s two primary limited partners, the United States Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not represented. Of the $2,322 million in capital commitments, $1,161 million relates to the Oaktree PPIP Private Fund, L.P. The accrued incentive and the gross and net IRR for the Oaktree PPIP Private Fund, L.P. were $33.0 million, 24.5% and 18.1%, respectively, as of September 30, 2012.

(10)	The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.7% and Class B interests is 10.1%. Combined net IRR for the Class A and Class B interests is 10.4%.

(11)	The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 8.6% and Class B interests is (18.7)%. Combined net IRR for Class A and Class B interests is 2.4%.

(12)	Represents gross assets, including leverage of $206 million.

(13)	Euro amounts were translated at 1.2865 U.S. dollars to 1 Euro in calculating totals.

(14)	Includes separate accounts and a non-Oaktree fund.

(15)	Includes Oaktree PPIP Private Fund, L.P., separate accounts and a non-Oaktree fund.

Open-End Funds

		As of September 30, 2012		Three Months Ended September 30, 2012			Since Inception Through September 30, 2012
	Composite Inception	Strategy AUM	Management Fee-Generating AUM	Quarterly Rates of Return(1)			Annualized Rates of Return(1)			Sharpe Ratio
				Oaktree		Relevant Benchmark	Oaktree		Relevant Benchmark	Oaktree Gross		Relevant Benchmark
				Gross	Net		Gross	Net
	(in millions)

U.S. High Yield Bonds	Jan. 1986	$15,961	$15,958	4.0%	3.9%	4.2%	10.0%	9.5%	8.9%	0.79		0.53
European High Yield Bonds	May 1999	1,524	1,523	5.6	5.5	5.9	8.1	7.5	5.9	0.57		0.30
U.S. Convertibles	Apr. 1987	4,326	4,326	5.6	5.5	4.9	9.8	9.2	7.8	0.45		0.27
Non-U.S. Convertibles	Oct. 1994	2,213	2,213	5.4	5.2	4.3	8.9	8.2	5.7	0.73		0.32
High Income Convertibles	Aug. 1989	1,050	1,050	2.6	2.5	4.3	12.0	11.2	8.7	1.00		0.57
U.S. Senior Loans	Sep. 2008	1,480	1,466	2.8	2.7	3.1	8.7	8.2	6.3	1.18		0.55
European Senior Loans	May 2009	989	989	3.2	3.1	2.6	13.0	12.3	14.2	1.87		1.90
Emerging Markets Equity	July 2011	44	28	8.6	8.4	7.7	(4.9)	(5.6)	(7.6)	nm	(2)	nm	(2)

	Total open-end funds		$27,553

(1)	Represents Oaktree’s time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. Returns for Relevant Benchmarks are presented on a gross basis.

(2)	The Sharpe Ratio is not considered meaningful (“nm”) for periods of 18 months or less.

Evergreen Funds(1)

		As of September 30, 2012					Quarterly Rates of Return for the Three Months Ended September 30, 2012		Annualized Rates of Return from Inception through September 30, 2012
	Inception	AUM	Management Fee-Generating AUM	Accrued Incentives (Fund Level)

							Gross	Net	Gross	Net
			(in millions)
Emerging Markets Absolute Return	Apr. 1997	$366	$345	$	N/A	(2)	2.3%	1.8%	15.9%	10.9%
Value Opportunities	Sep. 2007	1,817	1,764		28		5.3	3.9	13.1	8.3

			2,109		28
	Restructured funds (1)		—		11

	Total evergreen funds		$2,109		$39

(1)	We also manage three restructured evergreen funds that are in liquidation: European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and OCM Japan Opportunities Fund, L.P. (Yen class). As of September 30, 2012, these funds had gross and net IRRs since inception of (1.9)% and (4.4)%, 8.1% and 5.6%, and (9.1)% and (10.2)%, respectively, and in the aggregate had AUM of $229.3 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $10.8 million as of September 30, 2012.

(2)	As of September 30, 2012, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $7.3 million.

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

Date: November 13, 2012

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