Form 10-K
period 2012-12-31
Oaktree Capital Group, LLC
filed 2013-03-14
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File Number 001-35500

Oaktree Capital Group, LLC (Exact name of registrant as specified in its charter)

Delaware	26-0174894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

333 South Grand Avenue, 28th Floor Los Angeles, CA 90071 Telephone: (213) 830-6300 (Address, zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A units representing limited liability company interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Class A units of the registrant held by non-affiliates as of June 30, 2012 was approximately $1,065.6 million.
As of March 11, 2013, there were 30,189,441 Class A units and 120,763,876 Class B units of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; the timing and receipt of and impact of taxes on carried interest; distributions from and liquidation of our existing funds; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the item captioned “Risk Factors” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
Forward-looking statements speak only as of the date of this annual report. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
MARKET AND INDUSTRY DATA
This annual report includes market and industry data and forecasts that are derived from independent reports, publicly available information, various industry publications, other published industry sources and our internal data, estimates and forecasts. Independent reports, industry publications and other published industry sources generally indicate that the information contained therein was obtained from sources believed to be reliable. We have not commissioned, nor are we affiliated with, any of the sources cited herein.
Our internal data, estimates and forecasts are based upon information obtained from investors in our funds, partners, trade and business organizations and other contacts in the markets in which we operate and our management's understanding of industry conditions.

In this annual report, unless the context otherwise requires:
“Oaktree,” “OCG,” “we,” “us,” “our” or “our company” refers to Oaktree Capital Group, LLC and, where applicable, its predecessor, Oaktree Capital Management, LLC, and the respective subsidiaries and affiliates of such entities.
“Oaktree Operating Group,” or “Operating Group,” refers collectively to the entities that control the general partners and investment advisors of our funds in which we have a minority economic interest and indirect control.
“OCGH” refers to Oaktree Capital Group Holdings, L.P., a Delaware limited partnership, which holds an interest in the Oaktree Operating Group and all of our Class B units.
“OCGH unitholders” refers collectively to our principals, current and former employees and certain other investors who hold their interest in the Oaktree Operating Group through OCGH.
“2007 Private Offering” refers to the sale completed on May 25, 2007 of 23,000,000 of our Class A units to Goldman, Sachs & Co., as initial purchaser, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—The May 2007 Restructuring and The 2007 Private Offering—The 2007 Private Offering.”
“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the fund-level leverage on which management fees are charged and the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments. Our AUM amounts include AUM for which we charge no fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics described below may not be directly comparable to the AUM metrics of other investment managers.

•
“management fee-generating assets under management,” or “management fee-generating AUM,” reflects the AUM on which we will earn management fees in the following quarter, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment and Operating Metrics—Management Fee-Generating Assets Under Management.”

•
“incentive-creating assets under management,” or “incentive-creating AUM,” refers to the AUM that may eventually produce incentive income, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment and Operating Metrics—Incentive-Creating Assets Under Management.”

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
“May 2007 Restructuring” refers to the series of transactions that occurred immediately prior to the 2007 Private Offering whereby OCGH contributed our business to the Oaktree Operating Group in exchange for limited partnership interests in each Oaktree Operating Group entity, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—The May 2007 Restructuring and The 2007 Private Offering—The May 2007 Restructuring.”
“net asset value,” or “NAV,” refers to the value of all the assets of a fund (including cash and accrued interest and dividends) less all liabilities of the fund (including accrued expenses and any reserves established by us, in our discretion, for contingent liabilities) without reduction for accrued incentives (fund level) because they are reflected in the partners’ capital of the fund.
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

•	our non-U.S. convertible securities strategy, to the JACI Global ex-U.S. (Local) Index;

•	our high income convertible securities strategy, to the Citigroup U.S. High Yield Market Index; and

•	our emerging markets equity strategy, to the Morgan Stanley Capital International Emerging Markets Index (Net).
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
This annual report and its contents do not constitute and should not be construed as an offer of securities of any Oaktree funds.

Part I.
Item 1. Business
Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $77.1 billion in AUM as of December 31, 2012. Over more than a quarter-century we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets. Our investment approach, based on the primacy of risk control, and the strong risk-adjusted performance record it has produced appeal to the many investors who seek attractive returns with less-than-commensurate risk. Oaktree's growth and success are byproducts of our proven investment approach and our policy of putting clients' interests first.
Our founding principals were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots we have developed an array of specialized credit- and equity-oriented strategies. Our 229 investment professionals include 119 senior investment professionals with an average 17 years of industry experience. These individuals possess the broad cross-section of investing, research, analytical, legal, trading and other skills, relationships and experience that are necessary for success in our complex markets. Additionally, our compensation and other personnel practices foster a collaborative culture that facilitates complementary investment strategies benefiting from shared knowledge and insights.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has nearly doubled over the past decade, to over 1,750, including 75 of the 100 largest U.S. pension plans, 38 states in the United States, approximately 400 corporations, over 300 university, charitable and other endowments and foundations, 10 sovereign wealth funds and over 250 other non-U.S. institutional investors. Our 25 largest clients participate in an average of four different investment strategies, reflecting the confidence engendered by our consistent firm-wide investment approach. Over 10% of our AUM represents high-net-worth individuals or sub-advisory relationships with mutual funds, indicating both the broadening appeal of alternatives to individual investors and our heightened focus on that market.
Since Oaktree's founding in 1995, our AUM has grown significantly, even as we have distributed more than $55 billion from our closed-end funds. Although we limit our AUM when appropriate in order to better position us to generate superior risk-adjusted returns, we have a long-term track record of organically growing our investment strategies, increasing our AUM and expanding our client base. Over the past six years, we have raised gross assets of $76.3 billion, with no single calendar year below $9.8 billion.
As shown in the chart below, our AUM grew to $77.1 billion as of December 31, 2012 from $25.4 billion a decade earlier. Over the same period, management fee-generating AUM grew from $24.1 billion to $66.8 billion, and incentive-creating AUM increased from $11.6 billion to $34.0 billion.

Year-end AUM

We have systematically broadened employee ownership since our founding to help align interests among employees, our clients and other stakeholders, as well as to facilitate a smooth generational transfer of management and ownership. We have over 700 employees, including over 170 employee-owners, who operate out of 13 offices in 10 countries, of which the largest offices are in Los Angeles (headquarters), London, New York and Hong Kong.
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed in 2007. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—The May 2007 Restructuring and The 2007 Private Offering” for additional information.
Structure and Operation of Our Business
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income from the funds we manage and other third-party funds and companies in which we invest. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund's liquidation period) or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors' profits in most of the closed-end and evergreen funds. Investment income refers to the investment return on a mark-to-market basis on the amounts that we invest in Oaktree and third-party funds, as well as our equity income participation from investments in other companies.
Structure of Funds
Closed-End Funds
Our closed-end funds are typically structured as limited partnerships that have a 10- or 11-year term and have a specified period during which clients can subscribe for limited partnership interests in the fund. Once a client is admitted as a limited partner, that client is required to contribute capital when called by us as the general partner, and generally cannot withdraw its investment. Closed-end funds have a three-, four- or five-year investment period, during which we are permitted to invest the committed capital. As closed-end funds liquidate their investments, we typically distribute the proceeds to the clients, although during the investment period we have the ability to retain or recall such proceeds to make additional investments. Once we have committed to invest approximately 80% of the capital in a particular fund, we typically raise a new fund in the same strategy, generally ensuring that we always have capital to invest in new opportunities.
Open-End Funds
Our commingled open-end funds are typically structured as limited partnerships that are designed to admit clients as new limited partners (or accept additional capital from existing limited partners) on an ongoing basis during the fund's life. Clients in commingled open-end funds typically contribute all of their committed capital upon being admitted to the fund. These funds do not have an investment period and do not distribute proceeds of realized investments to clients. We are permitted to commit the fund's capital (including realized proceeds) to new investments at any time during the fund's life. Clients in commingled open-end funds generally have the right to withdraw their capital from the fund at any time on a monthly basis (quarterly for our senior loan strategy).
We also provide discretionary management services for clients through separately managed accounts within the open-end fund strategies. Clients establish accounts with us by depositing funds or securities into accounts maintained by qualified independent custodians and granting us discretionary authority to invest such funds pursuant to their investment needs and objectives, as stated in an investment management agreement. Separate account clients generally may terminate our services at any time by providing us with prior notice of 30 days or less.
Evergreen Funds
We use the term evergreen funds to describe funds that invest in marketable securities on a long and short basis. As with open-end funds, evergreen funds are designed to accept new capital on an ongoing basis and generally do not distribute proceeds of realized investments to clients. Clients in evergreen funds are generally subject to a lock-up, which restricts their ability to withdraw their entire capital for a certain period of time after their initial subscription.

Management Fees
We receive management fees monthly or quarterly based on annual fee rates. While we typically earn management fees for each of the funds that we manage, the contractual terms of those management fees vary by certain factors, such as fund structure. During the investment period of closed-end funds, the management fee is a fixed percentage, generally in the range of 1.25% to 1.75% per year of total committed capital (through the final close, these fees are earned on a retroactive basis to the start of the fund's investment period). During the liquidation period, the management fee remains the same fixed percentage, applied against the lesser of the total funded capital and the cost basis of assets remaining in the fund, provided that our right to receive management fees typically ends after 10 or 11 years from the start of the investment period, even if assets remain to be liquidated. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. Open-end funds generally pay management fees of 0.50% of NAV per year, paid monthly or quarterly. Evergreen funds pay a management fee quarterly, ranging from 1.5% to 2.0% per year based on NAV.
Incentive Income and Accrued Incentives (Fund Level)
We have the potential to earn incentive income from most of the closed-end and evergreen funds. Most of our closed-end funds follow the so-called European-style waterfall, whereby we receive 20% of the investors' profits after the fund first distributes all contributed capital plus an annual preferred return, typically 8%. Once this occurs, we receive as incentive income 80% of all distributions otherwise attributable to our investors, and the fund's investors (including us as general partner) receive the remaining 20%, until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future amounts are distributed 80% to the fund's investors (including us as general partner) and 20% to us with respect to incentive income. As a result, we generally receive incentive income, if any, in the latter part of a fund's life, although earlier in a fund's term we may receive tax distributions, which we recognize as incentive income, to cover our allocable share of income taxes until we are otherwise entitled to payment of incentive income.
Each of the active evergreen funds pays annual incentive income equal to 20% of the year's profits, subject to a high-water mark. The high-water mark refers to the highest historical NAV attributable to a limited partner's account. We do not earn annual incentive income with respect to a limited partner if its year-end NAV is lower than any prior year's NAV, excluding any contributions or redemptions.
We recognize incentive income when it becomes fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs either in or immediately before the quarter in which we receive the cash attributable to the incentive income. Although we do not recognize incentive income until we are entitled to it, we track the amounts we would be paid as incentive income if our funds' assets were liquidated at their reported values as of the date of our financial statements and the proceeds from such liquidations were distributed in accordance with the funds' respective partnership agreements. We call this amount “accrued incentives (fund level).”
Investment Income
We earn segment investment income from our corporate investments in funds and companies. We typically invest the greater of 2.5% of committed capital or $20 million in each Oaktree closed-end or evergreen fund, not to exceed $100 million per fund. For strategic purposes, we also invest in a handful of third-party managed funds. Of our investments in companies, the most significant is our one-fifth equity stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), an investment manager that sought our start-up consulting and financial involvement shortly after its founding in December 2009.
Our Investment Approach
At our core, we are contrarian, value-oriented investors focused on buying securities and companies at prices below their intrinsic value and selling or exiting those investments when they become fairly or fully valued. We believe we can do this best by investing in markets where specialization and superior analysis can offer an investing edge.
In our investing activities, we adhere to the following fundamental tenets:

•
Focus on Risk-Adjusted Returns.    Our primary goal is not simply to achieve superior investment performance, but to do so with less-than-commensurate risk. We believe that the best long-term records are built more through the avoidance of losses in bad times than the achievement of superior relative returns in good times. Thus, our overriding belief is that “if we avoid the losers, the winners will take care of themselves.”

•
Focus on Fundamental Analysis.    We employ a bottom-up approach to investing, based on proprietary, company-specific research. We seek to generate outperformance from in-depth knowledge of companies and their securities, not from macro-forecasting. Our 229 investment professionals have developed a deep and thorough understanding of a wide number of companies and industries, providing us with a significant institutional knowledge base.

•
Specialization.    We offer a broad array of specialized investment strategies. We believe this offers the surest path to the results we and our clients seek. Clients interested in a single investment strategy can limit themselves to the risk exposure of that particular strategy, while clients interested in more than one investment strategy can combine investments in our funds to achieve their desired mix. Our focus on specific strategies has allowed us to build investment teams with extensive experience and expertise. At the same time, our teams access and leverage each other's expertise, affording us both the benefits of specialization and the strengths of a larger organization.

Our Asset Classes and Investment Strategies
We manage investments in a number of strategies within six asset classes: distressed debt, corporate debt, control investing, convertible securities, real estate and listed equities. The diversity of our investment strategies allows us to meet a wide range of investor needs suited for different market environments globally and, for certain strategies, targeted regions, while providing us with a long-term diversified revenue base. Nearly all of our largest investment strategies and most of our smaller strategies (as measured by AUM) invest on an unlevered basis at the fund level. Our AUM by asset class and investment strategy is shown below:

	Strategy Inception Date			Strategy Inception Date
		AUM			AUM
		(in billions)			(in billions)
Distressed Debt:			Convertible Securities:
Distressed debt	1988	$23.2	U.S. convertible securities	1987	$4.3
Value opportunities	2007	1.7	Non-U.S. convertible securities	1994	2.2
		24.9	High income convertible securities	1989	1.1
					7.6
Corporate Debt:
U.S. high yield bonds	1986	17.3	Real Estate:
European high yield bonds	1999	1.4	Real estate opportunities	1994	3.6
U.S. senior loans	2007	2.7			3.6
European senior loans	2009	1.0
Mezzanine finance	2001	2.0	Listed Equities:
Others	Various	0.1	Emerging markets absolute return	1997	0.3
		24.5	Others	Various	0.2
					0.5
Control Investing:
Global principal investments	1994	7.2	Total		$77.1
European principal investments	2006	7.1
Asia principal investments	2006	0.5
Power opportunities	1999	1.2
		16.0

Our main investment strategies are described below:
Distressed Debt
The distressed debt team has been one of the industry's pioneers and leaders since the inception of the strategy in 1988. The team focuses primarily on investments in distressed companies that are perceived to have substantial asset values or business franchises, are in sound industries and have competent management. We take an opportunistic approach to investing, with the flexibility and expertise to choose from a broad range of investments, including leveraged loans, bonds, equity securities, companies or hard assets. Building on our distressed debt team's experience in the U.S., we have established a significant presence in Europe to capitalize on opportunities in that region.

Value Opportunities
We launched Value Opportunities (“VOF”) in September 2007 for investors who had expressed interest in a more liquid version of the distressed debt strategy. The fund is managed by the distressed debt team and invests mainly in distressed debt and other value-oriented investments for which there is a liquid market. Inasmuch as this strategy is intended to be opportunistic, the composition of the portfolio may change with market conditions. In general, this strategy employs similar strategies and tactics with regard to distressed investments as the distressed debt strategy, but it may be more aggressive and more oriented to short-term trading (and may make greater use of leverage, shorting and derivatives) with respect to its non-distressed investments.
U.S. and European High Yield Bonds
We view high yield bond investing as the conscious bearing of credit risk for potential profit, and we follow a defensive, credit-intensive strategy focused on gauging credit risk. Rather than stretching for higher yields, our primary focus is avoiding defaults. Since the inception of the U.S. strategy in 1986, our holdings have experienced an average default rate equal to approximately one-third the high yield bond market as a whole. Our team's analytical and investment skills also are evidenced by the fact that in each of our strategy's 27 years, its portfolio holdings have garnered a larger percentage of rating-agency upgrades than downgrades. We launched the European high yield bond strategy in 1999 in order to provide our clients increased diversification and to capitalize on our expertise and leadership in high yield bond management.
U.S. and European Senior Loans
In September 2007 we formed the U.S. senior loan strategy to capitalize on the backlog of unsold or “hung” bridge loans held by investment banks near the start of the financial crisis. As the market environment subsequently changed, we expanded the strategy to include investing in senior bank loans. Investments include bank loans and senior debt from the middle- and upper-quality tiers of the non-investment grade debt market. In most instances, these instruments constitute the most senior position in the capital structure of the borrower. In May 2009, we capitalized on our experience in senior loans and European high yield bonds by forming a European senior loan strategy to take advantage of opportunities in the primary and secondary loan markets.
Mezzanine Finance
In 2001 we created the mezzanine finance strategy to capitalize on our expertise in credit analysis after we observed a gap in the availability of mezzanine capital to many attractive companies that were considered too small for the high yield bond market. The strategy's targeted investment size is $20 million to $100 million, where we believe many attractive opportunities exist to help finance leveraged buyouts, recapitalizations, acquisitions and corporate growth. The mezzanine finance strategy seeks to earn a high current return and achieve long-term capital appreciation without subjecting principal to undue risk.
Principal Investments
The global and European principal investment strategies typically target investments through capital infusions into distressed or “stressed” companies, acquisition of distressed securities with an expected outcome of a debt for equity conversion (“distress-for-control”), or private equity investments in targeted industries. Our team's private equity and distressed debt experience allows us a competitive advantage in accessing distressed debt, negotiating through the bankruptcy process for control of a business and maximizing the value of an investment once we obtain control. Our European investments have focused on complex business restructurings and industries in which we have particular expertise. We have experienced in-house portfolio enhancement teams in both the U.S. and Europe that are dedicated to identifying and implementing operational, strategic and financial enhancements at portfolio companies.
Power Opportunities
Beginning in 1996, the control investing strategy made a number of power infrastructure investments jointly with an independent firm, GFI Energy Ventures (“GFI”). In 2009, GFI personnel joined us and, starting with Oaktree Power Opportunities Fund III, L.P. (“Power Fund III”), we became the sole manager of the strategy. The power opportunities funds seek to make controlling equity investments in companies providing equipment, software and services used in marketing, distribution, transmission, trading or consumption of power and other similar services. The strategy invests in proven performers and market leaders, not start-up ventures or turnarounds.

Convertible Securities
Convertible securities are part debt and part equity. Applying our risk-control investment approach to these securities, we attempt to capture most of the performance of equities in rising markets and to outperform equities in flat or down markets. Our goal is to capture the vast majority of the performance of equities over full market cycles with reduced volatility and/or substantially outperform straight bonds with similar levels of volatility. To reduce risk, we broadly diversify and focus on convertibles that provide pronounced downside protection. High income, or “busted,” convertibles offer a unique combination of high current yield and yield-to-maturity, plus the potential for significant equity-driven capital appreciation. As a neglected niche within the convertible universe, high income convertibles are often available at attractive prices.
Real Estate
Sometimes in partnership with certain other strategies, the real estate team targets a diverse range of global investments, including direct property investments, investments in companies with extensive real estate assets, undervalued debt and equity securities, and opportunities to develop and re-position properties in association with aligned, high-quality partners. In recent years we have developed strategic business relationships with third-party servicing companies for commercial and residential mortgage pools, which have enabled us to acquire and profitably manage portfolios of non-performing mortgage loans sold at discounted prices by banks.
Emerging Markets Absolute Return
The emerging markets absolute return strategy is based on our belief that certain countries have non-mainstream financial markets where companies are often poorly analyzed and securities mispriced. Moreover, we believe that emerging markets tend to possess attractive investment environments on a fundamental basis given their generally higher rates of economic growth (as compared to developed countries). This strategy utilizes long and, to a lesser extent, short positions in the equity and other securities of companies based in emerging and growing countries, without significant leverage, in its effort to achieve substantial absolute total returns while reducing exposure to macro factors.
Development of New Investment Strategies
We add to Oaktree's list of investment strategies when we identify a market with potential for attractive returns that we believe can be exploited in a limited-risk fashion, and where we have access to the investment talent capable of producing the results we seek. Because of the high priority we place on assuring that these requirements are met, we prefer that new products represent “step-outs” from our current investment strategies into highly related fields with people with whom we have had extensive experience or for whom we can validate qualifications. New products launched or developed in 2012 included the following:
Enhanced Income Fund. Oaktree Enhanced Income Fund, L.P. (“EIF”) was launched in 2012 to access the senior standing and floating interest rates on U.S. senior loans with a moderate level of up to 2x leverage. EIF utilizes the same investment approach as our U.S. senior loan strategy in a closed-end fund structure. EIF began its three-year investment period in September 2012.
Global High Yield Bonds. Capitalizing on our leadership in U.S. and European high yield bond management, this new product invests in credits from those and other global markets. In doing so, we provide investors with an additional means of diversifying and adding value to their portfolios.
Strategic Credit. Strategic Credit, introduced in 2012, invests in stressed credits and seeks returns above those on high yield bonds but below those on more distress-oriented strategies. It also targets an attractive level of current income. For now, the strategy is pursued through separate accounts.
Real Estate Debt. Oaktree PPIP Fund, L.P. (“PPIP”), organized pursuant to the U.S Treasury Department's program to address troubled real estate-related assets during the financial crisis, ended its investment period in December 2012, spurring us to offer real estate debt as a successor strategy. This strategy will invest primarily in performing commercial mortgage-backed securities (“CMBS”), first mortgages, junior secured debt, unsecured debt and mezzanine debt.

Emerging Markets Distressed Debt. We began to assemble the team for Oaktree Emerging Market Opportunities Fund, L.P. (“EMOF”) in 2012 and expect to start managing assets by mid-2013. EMOF will focus on distressed and dislocated corporate debt in emerging markets. We believe that the potential supply of emerging market opportunities far outweighs the demand in those regions. This strategy is managed in the U.S. by a dedicated group, in conjunction with leveraging our distressed debt team's experience and expertise in the U.S. and Europe.
Emerging Markets Equities. In June 2011, our emerging markets team became one of four sub-advisers for a new long-only emerging markets equity fund managed by The Vanguard Group. In May 2012 non-Vanguard clients began investing in this strategy as well. We believe emerging market equities present opportunities not present in more developed markets.
Our Investment Performance
Our investment professionals have generated impressive investment performance through multiple market cycles, almost entirely without the use of fund-level leverage. As of December 31, 2012, our closed-end funds had produced an aggregate gross IRR of 19.8% on over $57 billion of drawn capital.
All 48 of the closed-end funds we have managed that commenced prior to 2012 had positive gross and net IRRs as of December 31, 2012, an achievement that reflects, among many factors, our practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities. Our oldest and largest closed-end fund strategy is distressed debt, whose performance by fund is shown below:

Gross IRRs of Oaktree Distressed Debt Funds as of December 31, 2012

Performance of our open-end funds is measured in relation to applicable benchmark returns. We have a long track record of achieving competitive returns in up markets and substantial relative outperformance in down markets. We believe this pattern of results leads to significant outperformance over full market cycles. Our oldest and largest open-end fund strategy is U.S. high yield bonds, whose performance is shown below in comparison to its Relevant Benchmark.

Cumulative Gross Returns of U.S. High Yield Bond Strategy
and Relevant Benchmark through December 31, 2012
The outperformance by our investment team was achieved with relatively less risk, as demonstrated by the fact that our U.S. high yield bond strategy had a Sharpe Ratio of 0.81, as compared to 0.54 for its Relevant Benchmark. The consistency of our strong relative performance is evidenced by the fact that of the 86 rolling 5-year calendar periods across the entirety of our open-end funds that started before 2008, our 5-year returns outperformed the respective Relevant Benchmark 85% of the time.
Synergies
We emphasize cross-group cooperation and collaboration among our investment professionals. Many of our investment strategies are complementary, and our investment professionals often identify and communicate potential opportunities to other groups, allowing our funds to benefit from the synergies created by the scale of our business and our proprietary research. The high yield bond group, for instance, sometimes alerts the distressed debt group to issuers facing financial difficulties, and the distressed debt group sometimes identifies investment opportunities for the control investing group.
This cross-pollination among our investment groups occurs both formally and informally. For example, members of the distressed debt, principal investments and real estate groups attend each other's meetings in order to ensure that each group keeps abreast of the others’ activities and has ready access to specialized expertise for more informed investment decisions. These groups periodically invest jointly, permitting us to make larger or more specialized investments than we could undertake in the absence of such collaboration. Our investment professionals also cooperate informally, consulting each other on a regular basis with respect to existing and proposed investments. Our culture encourages such cooperation, as does the broad ownership by all of our senior investment professionals, which gives each of them an indirect stake in the success of all of our investment strategies.
We have a shared trading desk in the U.S. for the distressed debt, high yield bond, senior loan, principal investments and real estate strategies. The shared trading desk provides all of these strategies the benefit of our traders’ deep experience with both performing and distressed securities, facilitates communication among the groups, and allows us to combine trades for larger orders with the preferential access and pricing that sometimes comes with larger orders. Additionally, the shared nature of the trading desk allows us to pursue individual opportunities without revealing to the broader market which of our strategies may be purchasing the targeted security, providing an advantage over our competitors who invest exclusively in distressed or distress-for-control strategies, thus revealing their expectations for their investments.

The scale of our investing activities makes us a significant client of many investment banks, brokers and consultants, and thus helps each group access opportunities that might not be available were it not part of our larger organization. Finally, the scale of our activities has permitted us to create significant shared resources.
Marketing and Client Relations
Our client relationships are fundamental to our business. We strive to act with professionalism and integrity and believe our success flows from the success of our clients. We have developed a loyal following among many of the nation's most significant institutional investors. We believe their loyalty flows from our superior investment record, our reputation for integrity and the fairness and transparency of our fee structures. In recent years, many sovereign wealth funds and other large investors outside the U.S. have committed significant capital to us.
As of December 31, 2012, the $77.1 billion of AUM was divided by client type and geographic origin as follows:

AUM by Client Type	AUM	%	AUM by Client Location	AUM	%
	(in millions)			(in millions)

Public funds	$22,985	29.8%	United States	$52,925	68.7%
Corporate and corporate pension	21,242	27.4	Europe	11,762	15.3
Insurance companies	6,575	8.6	Asia/Pacific	8,932	11.6
Sovereign wealth funds	6,574	8.6	Americas, excluding U.S.	2,528	3.2
Endowments/foundations	5,874	7.6	Middle East	904	1.2
Private – high net worth/family office	4,849	6.3	Total	$77,051	100.0%
Sub-advisory – mutual funds	3,252	4.2
Fund of funds	2,453	3.2
Unions	954	1.2
Oaktree and other	2,293	3.1
Total	$77,051	100.0%

Our extensive in-house global marketing and client relations group, comprised of over 40 individuals dedicated to relationship management and sales, client service or sales strategy in Europe, the Middle East, Asia/Pacific and the Americas, appropriately reflects the increasingly global composition of our client base. This team is augmented by over 30 dedicated marketing support, portfolio analytics and client reporting professionals. The marketing and client relations leadership team reports directly to our Managing Principal. In addition, our Chairman devotes a significant amount of time in representing our company and meeting with clients and prospects.
We have devoted considerable resources to augmenting our marketing and client relations efforts. We created two new groups within marketing and client relations in 2009, one dedicated exclusively to servicing existing clients, and another focused on providing clients analytics regarding their Oaktree investments to better serve their own reporting and portfolio management needs.
New distribution channels cultivated in 2012 represented the continuation of efforts to broaden our reach with respect to both non-U.S. and individual investors. For example, in December 2012 the RiverNorth/Oaktree High Income mutual fund was launched, which allows individual investors and advisors to access a combination of three income-generating strategies that includes our senior loan and high yield strategies. We also introduced a group of European-based SICAV vehicles, which provides an opportunity for us to market our high yield bond and convertible strategies in many non-U.S. jurisdictions.

Employees
We strive to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among our employees. We consider our labor relations to be good. As of December 31, 2012, we had 726 employees, as follows:

	All Employees	Employee Owners (1)	Employees Located Outside the U.S.
Investment professionals	229	109	85
Other professionals	357	63	48
Support staff	140	—	25
Total	726	172	158

(1)    Represents employees that hold OCGH units.
Competition
We compete with many other firms in every aspect of our business, including raising funds, seeking investments and hiring and retaining professionals. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources. Certain of these competitors periodically raise significant amounts of capital in investment strategies that are similar to ours. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to us, which may create further competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, allowing them to consider a wider variety of investments and establish broader networks of business relationships. In short, we operate in a highly competitive business and many of our competitors may be better positioned than we are to take advantage of opportunities in the marketplace. For additional information regarding the competitive risks that we face, please see “Risk Factors—Risks Relating to Our Business—The investment management business is intensely competitive.”
Regulatory Matters and Compliance
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. Our indirect subsidiary, Oaktree Capital Management, L.P., is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting, disclosure, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, Oaktree Capital Management, L.P. is registered as a commodity pool operator and a commodity trading adviser with the U.S. Commodity Futures Trading Commission. Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”). These requirements relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct and general anti-fraud prohibitions.
One of our indirect subsidiaries, OCM Investments, LLC, is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico, and is a member of the U.S. Financial Industry Regulatory Authority (“FINRA”). As a broker-dealer, this subsidiary is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to our subsidiary in its capacity as a broker-dealer, it is not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As a registered broker-dealer and member of a self-regulatory organization, we are, however, subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Another of our subsidiaries, Oaktree Capital Management (UK) LLP, is authorized and regulated by the U.K. Financial Services Authority (“FSA”) as an investment manager in the United Kingdom. The U.K. Financial Services and Markets Act 2000 (“FSMA”) and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, the use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures.
The SEC and other regulators have in recent years aggressively increased their regulatory activities in respect of asset management firms. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured depository institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies. The Dodd-Frank Act also prohibits investments in private equity and hedge funds by certain banking entities and covered nonbank companies. Although we do not currently anticipate that such prohibition will adversely affect our fundraising to any significant extent, there is uncertainty regarding its implementation and practical implications, and there could be adverse implications on our ability to raise funds from such entities and companies. While certain of our subsidiaries are already registered investment advisers and registered broker-dealers and subject to SEC and FINRA examinations, compliance with any additional legal or regulatory requirements, including the need to register other subsidiaries as investment advisers, could make compliance more difficult and expensive and affect the manner in which we conduct business.
Certain of our activities are subject to compliance with laws and regulations of U.S. federal, state and municipal governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, and privacy laws with respect to client information, and some of our funds invest in businesses that operate in highly regulated industries. Any failure to comply with these rules and regulations could expose us to liability and/or reputational damage. Our business has operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. Please see “Risk Factors—Risks Relating to Our Business—Regulatory changes in the United States, regulatory compliance failures and the effects of negative publicity surrounding the financial industry in general could adversely affect our reputation, business and operations.”
Fund Data
Information regarding our closed-end, open-end and evergreen funds, together with benchmark data where applicable, is set forth below. For purposes of the information set forth below, our funds’ investments were valued in accordance with our valuation methodology as set forth in “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”

Closed-end Funds

			As of December 31, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage-ment Fee-Gener-ating AUM	Oaktree Segment Incentive Income Recog-nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
TCW Special Credits Fund I, L.P. (6)	Oct. 1988	Oct. 1991	$97	$97	$121	$218	$—	$—	$—	$—	$—	29.0%	24.7%	2.3x
TCW Special Credits Fund II, L.P. (6)	Jul. 1990	Jul. 1993	261	261	505	766	—	—	—	—	—	41.6	35.7	3.1
TCW Special Credits Fund IIb, L.P. (6)	Dec. 1990	Dec. 1993	153	153	323	476	—	—	—	—	—	44.0	37.9	3.1
TCW Special Credits Fund III, L.P. (6)	Nov. 1991	Nov. 1994	329	329	470	799	—	—	—	—	—	26.2	22.1	2.5
TCW Special Credits Fund IIIb, L.P. (6)	Apr. 1992	Apr. 1995	447	447	459	906	—	—	—	—	—	21.2	17.9	2.1
TCW Special Credits Fund IV, L.P. (6)	Jun. 1993	Jun. 1996	394	394	462	856	—	—	—	—	—	21.1	17.3	2.2
OCM Opportunities Fund, L.P.	Oct. 1995	Oct. 1998	771	771	568	1,339	—	—	74	—	—	12.4	10.2	1.8
OCM Opportunities Fund II, L.P.	Oct. 1997	Oct. 2000	1,550	1,550	989	2,539	—	—	197	—	—	11.0	8.5	1.7
OCM Opportunities Fund III, L.P.	Sep. 1999	Sep. 2002	2,077	2,077	1,287	3,335	28	—	248	6	—	15.4	11.9	1.7
OCM Opportunities Fund IV, L.P.	Sep. 2001	Sep. 2004	2,125	2,125	1,727	3,845	7	—	340	1	—	35.0	28.1	1.9
OCM Opportunities Fund IVb, L.P.	May 2002	May 2005	1,339	1,339	1,260	2,596	3	—	248	1	—	57.8	47.3	2.0
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	917	1,905	191	254	142	38	—	18.6	14.2	1.9
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,155	2,073	855	920	76	149	638	11.8	8.5	1.7
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,379	3,442	1,535	1,588	9	61	1,461	10.8	8.1	1.5
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	8,555	12,804	5,595	4,963	530	1,132	—	23.7	18.0	1.9
Special Account A	Nov. 2008	Oct. 2012	253	253	271	260	264	203	5	48	55	31.9	25.7	2.1
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	1,179	489	5,198	4,403	—	230	4,799	14.7	9.7	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	1,060	294	155	1,199	1,163	—	13	1,112	15.9	14.9	1.3
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,019	143	1	2,161	2,625	—	27	2,121	16.9	9.0	1.1
Oaktree Opportunities Fund IX, L.P.	TBD	—	4,964	—	—	—	—	—	—	—	—	—	—	—
												22.9%	17.5%
Global Principal Investments
TCW Special Credits Fund V, L.P. (6)	Apr. 1994	Apr. 1997	$401	$401	$349	$750	$—	$—	$—	$—	$—	17.2%	14.6%	1.9x
OCM Principal Opportunities Fund, L.P.	Jul. 1996	Jul. 1999	625	625	282	907	—	—	—	—	—	6.4	5.4	1.5
OCM Principal Opportunities Fund II, L.P.	Dec. 2000	Dec. 2005	1,275	1,275	1,208	2,455	27	—	231	5	—	23.3	17.8	2.0
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	952	1,762	590	574	42	144	200	15.0	10.5	1.8
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,041	1,642	2,728	2,339	—	—	3,068	8.8	6.3	1.4
Oaktree Principal Fund V, L.P.	Feb. 2009	Feb. 2014	2,827	2,021	318	84	2,257	2,756	—	16	2,235	15.2	8.1	1.3
Special Account C	Dec. 2008	Feb. 2014	505	414	202	65	550	355	9	31	432	21.7	15.9	1.5
												13.3%	9.8%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$13	$60	$456	$361	$—	$—	$622	5.1%	0.6%	1.2x

European Principal Investments (7)
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$460	$330	$159	$632	$370	$1	$45	$573	10.8%	8.3%	1.8x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€318	€245	€1,759	€1,545	€12	€—	€1,868	10.5	6.3	1.3
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,186	€25	€3	€1,208	€3,083	€—	€—	€1,255	12.1	2.7	1.1
												10.8%	6.6%
Power Opportunities
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	$449	$383	$251	$634	$—	$—	$23	$—	$—	20.1%	13.1%	1.8x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,460	1,888	113	39	93	7	—	76.4	59.2	3.9
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	1,062	303	49	5	347	1,036	—	9	325	31.1	11.7	1.3
												35.3%	27.4%

			As of December 31, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception		Net Asset Value	Manage-ment Fee-Gener-ating AUM		Oaktree Segment Incentive Income Recog-nized	Accrued Incentives (Fund Level) (2)		Unreturned Drawn Capital Plus Accrued Preferred Return (3)		IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date														Gross	Net
	(in millions)
Real Estate
TCW Special Credits Fund VI, L.P. (6)	Aug. 1994	Aug. 1997	$506	$506	$666	$1,172	—	$—	$—		$—	$—		$—		21.1%	17.4%	2.4x
OCM Real Estate Opportunities Fund A, L.P.	Feb. 1996	Feb. 1999	379	379	295	665	28	9	—		56	4		—		10.5	8.4	1.9
OCM Real Estate Opportunities Fund B, L.P.	Mar. 1997	Mar. 2000	285	285	172	455	20	2	—		—	—		52		8.2	7.1	1.7
OCM Real Estate Opportunities Fund II, L.P.	Dec. 1998	Dec. 2001	464	440	266	705	8	1	—		52	—		—		15.2	11.1	1.7
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	651	1,223	158	135	—		102	27		—		15.9	11.9	2.0
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	232	183	569	499	353		6	37		402		17.4	11.2	1.6
Special Account D	Nov. 2009	Nov. 2012	256	262	107	119	274	250	166		—	11		211		16.8	15.0	1.4
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	167	23	1,365	1,427	1,251		—	32		1,379		15.2	9.5	1.2
Oaktree Real Estate Opportunities Fund VI, L.P. (8)	Aug. 2012	Aug. 2016	255	178	(2)	—	179	176	235		—	—		182		nm	nm	1.0
																15.4%	11.9%
Asia Real Estate
Oaktree Asia Special Situations Fund, L.P.	May 2008	Apr. 2009	$50	$19	$10	$—		$29	$—		$—	$1		$27		16.1%	8.4%	1.8x

PPIP
Oaktree PPIP Fund, L.P. (9)	Dec. 2009	Dec. 2012	$2,322	$1,113	$412	$672		$852	$565	(10)	$—	$48	(11)	$229	(11)	30.2%	N/A	1.4x

Mezzanine Finance
OCM Mezzanine Fund, L.P. (12)	Oct. 2001	Oct. 2006	$808	$773	$280	$1,038		$15	$—		$32	$3		$—		14.3%	10.7% /10.1%	1.4x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	411	1,125	445	393	541		—	—		444		10.5	7.3	1.5
Oaktree Mezzanine Fund III, L.P. (13)	Dec. 2009	Dec. 2014	1,592	1,097	46	234	759	910	1,552		—	—		982		10.2	9.4 / (12.7)	1.1
																11.8%	7.9%
U.S. Senior Loans
Oaktree Loan Fund, L.P.	Sep. 2007	Sep. 2012	$2,193	$2,193	$95	$2,288		$—	$—		N/A	N/A		N/A		2.5%	1.9%	1.1x
Oaktree Loan Fund, 2x, L.P.	Sep. 2007	Sep. 2015	1,722	1,722	98	1,653	310	167	165		N/A	N/A		N/A		2.7	1.9	1.1
Oaktree Enhanced Income Fund, L.P. (8)	Sep. 2012	Aug. 2015	362	205	6	—	131	211	549	(14)	N/A	N/A		N/A		nm	nm	1.0
									35,428	(15)		2,126	(15)
						Other (16)			322			1
				Total closed-end funds					$35,750			$2,127

(1)	Reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Excludes Oaktree segment incentive income recognized since inception.

(3)
Reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return (as applicable) before Oaktree is entitled to receive incentive income (other than tax distributions) from the fund.

(4)
The internal rate of return ("IRR") is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash distributions to investors and the residual value of such investor's capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund's general partner. Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund's general partner.

(5)	Calculated as Drawn Capital plus gross income before fees and expenses divided by Drawn Capital.

(6)
The fund was managed by certain Oaktree investment professionals while employed at the Trust Company of the West prior to Oaktree's founding in 1995. When these employees joined Oaktree upon, or shortly after, its founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and Oaktree.

(7)
Aggregate IRRs based on conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD at the December 31, 2012 spot rate of $1.3184.

(8)	The IRR is not considered meaningful (“nm”) as the period from the initial contribution through December 31, 2012 is less than one year.

(9)
Due to the differences in allocations of income and expenses to this fund's two primary limited partners, the United States Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million relates to the Oaktree PPIP Private Fund, L.P. The gross and net IRR for the Oaktree PPIP Private Fund, L.P. were 27.1% and 19.8%, respectively, as of December 31, 2012.

(10)
The United States Treasury incurs management fees for the Oaktree PPIP Fund, L.P., paid quarterly in arrears, based on their Interest Value as of December 31, 2012. Limited Partners of the Oaktree PPIP Private Fund, L.P. incur management fees based on Invested Capital as of December 31, 2012 totaling $210.4 million, paid quarterly in advance.

(11)	Represents amounts related to the Oaktree PPIP Private Fund, L.P. only.

(12)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.7% and Class B interests is 10.1%. Combined net IRR for the Class A and Class B interests is 10.4%.

(13)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 9.4% and Class B interests is (12.7)%. Combined net IRR for Class A and Class B interests is 4.2%.

(14)	Represents gross assets, including leverage of $353 million.

(15)	Euro amounts were translated at 1.3184 U.S. dollars to 1 Euro in calculating totals.

(16)	Includes separate accounts and a non-Oaktree fund.

Open-end Funds

		Management Fee-Gener-ating AUM as of December 31, 2012	Annualized Rates of Return (1)						Sharpe Ratio
	Composite Inception		Year Ended December 31, 2012			Since Inception through December 31, 2012
			Oaktree		Rele-vant Bench-mark	Oaktree		Rele-vant Bench-mark	Oaktree Gross	Rele-vant Bench-mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$17,263	14.0%	13.4%	14.7%	10.1%	9.5%	8.9%	0.81	0.54
European High Yield Bonds	May 1999	1,424	21.8	21.2	22.9	8.3	7.7	6.2	0.60	0.33
U.S. Convertibles	Apr. 1987	4,273	14.8	14.2	15.0	9.7	9.2	7.8	0.45	0.28
Non-U.S. Convertibles	Oct. 1994	2,239	13.7	13.2	14.7	8.9	8.2	5.8	0.74	0.34
High Income Convertibles	Aug. 1989	1,053	10.6	10.1	15.2	11.9	11.1	8.8	1.00	0.58
U.S. Senior Loans	Sep. 2008	1,737	8.7	8.1	9.4	8.6	8.0	6.3	1.20	0.56
European Senior Loans	May 2009	1,028	14.0	13.3	10.4	12.8	12.1	13.8	1.91	1.91
Emerging Markets Equity	Jul. 2011	39	25.1	24.1	18.2	1.0	0.2	(3.0)	0.04	(0.12)
Total open-end funds		$29,056

(1)	Represents Oaktree’s time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. Returns for Relevant Benchmarks are presented on a gross basis.

Evergreen Funds

		As of December 31, 2012
		Manage-ment Fee-Gener-ating AUM	Accrued Incen-tives (Fund Level)
					Annualized Rates of Return
	Inception				Year Ended December 31, 2012		Since Inception through December 31, 2012
					Gross	Net	Gross	Net
		(in millions)

Value Opportunities	Sep. 2007	$1,657	$—	(2)	20.2%	15.0%	13.3%	8.5%
Emerging Markets Absolute Return	Apr. 1997	321	—	(2)	11.6	9.1	16.0	11.0
		1,978	—
Restructured funds (1)		—	11
Total evergreen funds		$1,978	$11

(1)
Oaktree manages three restructured evergreen funds that are in liquidation: European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and OCM Japan Opportunities Fund, L.P. (Yen class). As of December 31, 2012, these funds had gross and net IRRs since inception of (2.0)% and (4.5)%, 8.0% and 5.6%, and (8.8)% and (9.9)%, respectively, and in the aggregate had AUM of $202.7 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $10.8 million as of December 31, 2012.

(2)	For the year ended December 31, 2012, segment incentive income recognized by Oaktree totaled $40.5 million and $1.1 million for Value Opportunities and Emerging Markets Absolute Return, respectively.

Item 1A. Risk Factors
We are subject to a number of significant risks inherent in our business. You should carefully consider the risks and uncertainties described below and other information included in this annual report. If any of the events described below occur, our business and financial results could be seriously harmed. The trading price of our Class A units could decline as a result of any of these risks, and you could lose all or part of your investment.
Risks Relating to Our Business
Given our focus on achieving superior investment performance with less-than-commensurate risk, and the priority we afford our clients' interests, we may reduce our AUM, restrain its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it appropriate—even in circumstances where others might deem such actions unnecessary. Our approach could adversely affect our results of operations.
One of the means by which we seek to achieve superior investment performance in each of our strategies is by limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. Thus, in the past we have often taken affirmative steps to limit the growth of our AUM. For example:

•	from time to time, we have suspended marketing our U.S. high yield bond strategy for long periods and have declined to participate in searches aggregating billions of dollars since 1998;

•
from time to time, we have ceased general marketing of our funds in our convertible securities strategy and have asked The Vanguard Group to close its Convertible Securities Fund, which we sub-advise, to new money from investors for certain periods of time;

•
we returned $5.0 billion from our 2001 and 2002 distressed debt funds prior to the end of their respective investment periods and $4.4 billion from OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”) prior to the end of its investment period;

•	we deferred raising a new distressed debt fund by a year from 2003 to 2004, even though a significant amount of capital had already been offered;

•
we intentionally sized Oaktree Opportunities Fund VIII, L.P. (“Opps VIII”) and Oaktree Opportunities Fund VIIIb, L.P. (“Opps VIIIb”) smaller than their predecessors even though we could have raised additional capital (i.e., we capped Opps VIII at $4.5 billion and Opps VIIIb at $2.7 billion); and

•	we have often turned away substantial amounts of capital offered to us for management.
Additionally, we may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For example, we decided to reduce our maximum annual management fee for Opps VIII and Oaktree Principal Fund V, L.P. (“PF V”) from 1.75% to 1.60%. We also, on our own initiative, waived management fees for Opps VIII with respect to capital commitments in excess of $4.0 billion and reduced the management fee rate to 1.0% with respect to capital commitments in excess of $2.0 billion for Opps VIIIb. We made these changes not because they were necessary to raise the capital we wanted, but because we deemed it important to demonstrate to our clients that we were not financially incentivized to raise more capital than appropriate for the opportunity set. Additionally, we reserve the right in our sole discretion to afford certain clients more favorable economic terms, including with respect to management fee rates and carried interest rates, in cases where such clients have committed a certain amount of capital to our funds or strategies that in the aggregate exceed certain threshold amounts, if any.
Our practice of putting our clients' interests first and forsaking short-term advantage by, for example, reducing assets under management or management fee or carried interest rates may reduce the profits we could otherwise realize in the short term and adversely affect our business and financial condition and therefore conflict with the short-term interests of our Class A unitholders. In addition, to protect our current clients' interests, we may not accept all of the capital offered to us, which may damage our relationships and prospects with potential investors in our funds and may reduce the value of our business and therefore conflict with our Class A unitholders' short-term interests. Our Class A unitholders should thus understand that in instances in which our clients' interests diverge from the short-term interests of our Class A unitholders, we intend to act in the interests of our clients. However, it is our fundamental belief that prioritizing our clients' interests in such instances will maximize the long-term value of our business, which, in turn, will benefit the Class A unitholders.

Our business is materially affected by conditions in the global financial markets and economies, and any disruption or deterioration in these conditions could materially reduce our revenues and cash flow and adversely affect our overall performance, ability to raise or deploy capital, financial condition and liquidity position.
Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. While there has been significant recovery in the capital markets since then, such recovery has been slow and uneven as the global economy grew at a modest pace in 2012. High unemployment rates in the United States and elsewhere, a sluggish recovery in some real estate markets, continued economic weakness in the eurozone, concern over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of governments eventually withdrawing monetary stimulus measures, all highlight the fact that economic conditions remain unpredictable. These and other conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, each of which could adversely affect the business of such funds, restrict such funds' investment activities and impede such funds' ability to effectively achieve their investment objectives. For example, in 2008 and 2009 we initiated or completed restructurings of three of our evergreen funds as a result of the disruption in the global capital markets, and these restructurings resulted in some combination of the elimination or suspension of investor redemption rights, renegotiation of terms and interest rates on borrowing, investment of additional capital as the general partner and waiver or suspension of management fees.
The economic environment in recent years has resulted in and may continue to result in decreases in the market value of certain publicly traded securities held by some of our funds. Illiquidity in certain portions of the financial markets could adversely affect the pace of realization of our funds' investments or otherwise restrict the ability of our funds to realize value from their investments, thereby adversely affecting our ability to generate incentive or investment income. There can be no assurance that conditions in the global financial markets will not worsen and/or further adversely affect our investments and overall performance.
Our profitability may also be adversely affected by our fixed costs, such as the base salaries and expenses of our staff, lease payments on our office space and maintenance on our information technology, and the possibility that we would be unable to scale back other costs and otherwise redeploy our resources within a time frame sufficient to match changes in market and economic conditions to take advantage of the opportunities that may be presented by these changes. As a result, a specific market dislocation may result in lower investment returns for certain of our funds, which would adversely affect our revenues, and we may not be able to adjust our resources to take advantage of new investment opportunities that may be created as a result of such dislocation.
Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment or the number of other investment funds being raised at the same time by our competitors that are focused on the same investment strategies as our funds. Additionally, investors may downsize their investment allocations to alternative investments, including private funds and hedge funds, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise, and investors in our open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds' performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemptions depends on our funds' performance. To the extent economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds. If we were unable to successfully raise capital, our revenue and cash flow would be reduced, and our financial condition would be adversely affected.

Clients may withdraw their capital from our funds or be unwilling to commit new capital to our funds as a result of our decision to become a public company, which could have a material adverse effect on our business and financial condition.
Some of our clients may view negatively the fact that we became a public company, including concerns that as a public company we may shift our focus from the interests of our clients to those of our public unitholders. Some of our clients may believe that we will strive for near-term profit instead of superior risk-adjusted returns for our clients over time or grow our AUM for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that we will be successful in our efforts to address such concerns or to convince clients that being a public company does not affect our longstanding priorities or the way we conduct our business. A decision by a significant number of our clients to withdraw capital from our funds, not to commit additional capital to our funds or to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and may have a material adverse effect on our business and financial condition.
We depend on a number of key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
We depend on the diligence, skill, judgment, reputation and business contacts of our key personnel. Our future success will depend upon our ability to retain our key personnel and our ability to recruit additional qualified personnel. Our key personnel possess substantial experience and expertise in investing, are responsible for locating and executing our funds' investments, have significant relationships with the institutions that are the source of many of our funds' investment opportunities and in certain cases have strong relationships with our investors. Therefore, if our key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors.
We have experienced departures of key investment professionals in the past and will do so in the future. Any of those departures could have a negative impact on our ability to achieve our investment objectives. Indeed, the departure for any reason of any of our most senior professionals, such as Howard Marks or Bruce Karsh, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key man” provisions in the documentation governing certain of our closed-end funds, which would permit the limited partners of those funds to suspend or terminate the funds' investment periods or, in the case of Oaktree Emerging Markets Absolute Return Fund, L.P. (“EMAR”), permit investors to withdraw their capital prior to expiration of the applicable lock-up date. Our key man provisions vary by both strategy and fund and, with respect to each strategy and fund, are typically tied to multiple individuals, meaning that it would require the departure of more than one individual to trigger the key man provisions. In the event that our key man provisions were triggered for all of our closed-end funds, the investment period for these funds would be terminated, and as of December 31, 2012, this would result in an $11.2 billion decrease in AUM. In addition, if the key man provision for EMAR were triggered, investors in EMAR would be allowed to withdraw all of their capital, which represents 0.4% of our AUM as of December 31, 2012. As a part of our May 2007 Restructuring, our senior employees exchanged their direct or indirect ownership interest in OCM for a new interest in OCGH that vested over time. Because 100% of these interests have vested, affected employees may be less motivated to remain at Oaktree.
We anticipate that it will be necessary for us to add investment professionals both to grow our team and to replace those who depart. However, the market for qualified investment professionals is extremely competitive, both in the United States and internationally, and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect our profitability or result in an increase in the portion of our incentive income that we grant to our investment professionals.
Our revenues are highly volatile due to the nature of our business, we do not expect steady earnings growth and we do not intend to provide earnings guidance, each of which may cause the value of interests in our business to be variable.
Our segment revenues and cash flow are highly volatile, primarily due to the fact that the incentive income we receive from our funds and the investment income we recognize on our corporate investments in funds and companies, which individually and collectively account for a substantial portion of our income, is highly volatile. In the case of our closed-end funds, our incentive income is recognized only when it is fixed or determinable, which typically occurs in a sporadic and unpredictable fashion. In addition, we are entitled to incentive income (other than tax distributions, which are treated as incentive income) only after all contributed capital and profits representing, typically, an 8% annual preferred return on that capital have been distributed to our funds' limited partners. In the case of our evergreen funds, we are generally entitled to receive an annual incentive payment based upon the increase in NAV attributable to each limited partner during a particular calendar year, subject to a high-water mark. Given that the investments made by our funds may be illiquid or volatile and that our investment results and the pace of realization of our investments will vary from fund to fund and period to period, our incentive income likely will vary materially from year to year.
We may also experience fluctuations in our operating results, from quarter to quarter or year to year, due to a host of other factors, including changes in the values of our investments, changes in the operating results of DoubleLine or its funds or other companies in which we have corporate investments, changes in the amount of distributions from our funds or companies in which we have corporate investments, the pace of raising new funds and liquidation of our old funds, dividends or interest paid in respect of investments, changes in our operating or other expenses, the degree to which we encounter competition and general economic and market conditions. This variability may cause our results for a particular period not to be indicative of our performance in a future period.
As noted above, the timing and amount of incentive income generated by our closed-end funds are uncertain and will contribute to the volatility of our net income. Incentive income depends on our closed-end funds' investment performance and opportunities for realizing gains, which may be limited. In addition, it takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale, recapitalization or other exit event. Even if an investment proves to be profitable, it may be several years or longer before those profits can be realized in cash or other manner of payment. We cannot predict when, or if, any realization of investments will occur. If we have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter, which may not be replicated in subsequent quarters.
A small number of our open-end funds also generate performance-based revenues based on their investment returns as compared with a specified market index or other benchmark. As a result, we may not earn a performance fee in a particular period even if the fund had a positive return. The incentive income and performance fee revenues we earn are therefore dependent on, among other factors, the NAV of the fund and, in certain cases, its performance relative to its market, which may lead to volatility in our quarterly or annual financial results.
Finally, we do not plan to provide any guidance regarding our future quarterly or annual financial results.
The historical financial information included in this annual report is not necessarily indicative of our future performance.
The historical financial information included in this annual report is not necessarily indicative of our future financial results. This financial information does not purport to represent or predict the results of any future periods.
The results of future periods are likely to be materially different as a result of:

•	future growth that does not follow our historical trends;

•	changes in the economic environment, competitive landscape and financial markets;

•	new and additional costs and expenses attributable to our operations as a public company;

•	increases in non-cash compensation charges primarily related to the vesting of OCGH units issued after our initial public offering in April 2012; and

•	a provision for corporate income taxes on the income of two of our Intermediate Holding Companies that are taxed as corporations for U.S. federal income tax purposes.
Our funds depend on investment cycles, and any change in such cycles could have an adverse effect on our investment prospects.
Cyclicality is important to our business. Weak economic environments have tended to afford us our best investment opportunities and our best relative investment performance. For example, the relative performance of our high yield bond strategy has typically been strongest in difficult times when default rates are highest, and our distressed debt and control investing funds have historically found their best investment opportunities during downturns in the economy when credit is not as readily available. Conversely, we tend to realize value from our investments in times of economic expansion, when opportunities to sell investments may be greater. Thus, we depend on the cyclicality of the market in order to sustain our business and generate superior risk-adjusted returns over extended periods. Any prolonged economic expansion or recession could have an adverse impact on certain of our funds and materially affect our ability to deliver superior investment returns or generate incentive or other income.
Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.
As we have expanded the number and scope of our strategies, we increasingly confront potential conflicts of interest that we need to manage and resolve. These conflicts take many forms. For example, the investment focus of a number of our funds overlap, meaning that we occasionally confront issues as to how a particular investment opportunity should be allocated. Though we believe we have appropriate means to resolve these conflicts, our judgment on any particular allocation could be challenged, particularly in instances (as is sometimes the case) where the affected funds have different fee structures or our employees have invested more heavily in one fund than another. Additionally, different funds that we manage may invest in different parts of the capital structure of the same company, and thus the interests of two or more funds may be adverse to each other when the company experiences financial distress, undergoes a restructuring or files for bankruptcy. While we have developed general guidelines regarding when two or more funds can invest in different parts of the same company's capital structure and created a process that we employ to handle such conflicts if they arise, our judgment to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. Another example involves our receipt of material non-public information regarding a potential investment. Normally, our receipt of such information restricts all of our investment strategies. Occasionally, one investment group will want to obtain such information, but another will want to remain free to trade the securities of that issuer and will not want to become restricted. In such circumstances, we sometimes have to choose which group's preference will prevail. In these and other circumstances, we seek to resolve the conflict in good faith and with a view to the best interests of all of our clients, but there can be no assurance that we will make the correct judgment in hindsight or that our judgment will not be questioned or challenged.
Our compliance and legal groups seek to monitor and manage our actual and potential conflicts of interest. We maintain internal controls and various policies and procedures, including oversight, codes of conduct, systems and communication tools to identify, prevent, mitigate or resolve any conflicts of interest that may arise. Our compliance policies and procedures address a variety of regulatory and compliance risks, such as the handling of material non-public information, personal securities trading and the allocation of investment opportunities. Our compliance and legal groups also monitor information barriers that we may establish on a limited basis from time to time between our different investment groups. Notwithstanding the foregoing, it is possible that perceived or actual conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and any mistake could potentially create liability or damage our reputation. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Our investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions. Numerous factors serve to increase our competitive risks:

•	a number of our competitors have more personnel and greater financial, technical, marketing and other resources than we do;

•
many of our competitors have raised, or are expected to raise, significant amounts of capital, and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities and reduce the size and duration of pricing inefficiencies that we seek to exploit;

•
some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our funds, particularly our funds that directly use leverage or rely on debt financing of their portfolio companies to generate superior investment returns;

•
some of our competitors have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments;

•	our competitors may be able to achieve synergistic cost savings in respect of an investment that we cannot, which may provide them with a competitive advantage in bidding for an investment;

•
there are relatively few barriers to entry impeding new investment funds, and the successful efforts of new entrants into our various lines of business, including major commercial and investment banks and other financial institutions, have resulted in increased competition;

•	some investors may prefer to invest with an investment manager whose equity securities are not traded on a national securities exchange; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
We may find it harder to raise funds, and we may lose investment opportunities in the future, if we do not match the fees, structures and terms offered by competitors to their fund clients. Alternatively, we may experience decreased profitability, rates of return and increased risk of loss if we match the prices, structures and terms offered by competitors. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, revenues, results of operations and cash flow.
The increasing number of investment managers dedicated to our markets and the increasing amount of capital available to them have made it more difficult to identify markets in which to invest, and this could lead to a decline in our returns on investments.
The asset management market has grown at a very rapid pace during the last several years, leading to substantial growth in AUM in our industry. Our success in the past has largely been a result of our ability to identify and exploit non-mainstream markets with the potential for attractive returns. Although investment managers worldwide have expanded the range of their investments in terms of transaction sizes, industries and geographical regions, there is a finite number of available investment opportunities at any given time. Particularly in strong economic times, the most attractive opportunities generally are pursued by an increasing number of managers with increasing amounts to invest and, as a result, it is sometimes difficult for us to identify markets that are capable of generating attractive investment returns. If we are unable to identify a sufficient number of attractive investment opportunities in the future, our returns will decline. This development would have an adverse impact on our AUM and on our results of operations.
Poor performance of our funds would cause a decline in our revenues, net income and cash flow and could adversely affect our ability to raise capital for future funds.
When any of our funds perform poorly, either by incurring losses or underperforming benchmarks or our competitors, our investment record suffers. In addition, our incentive income is adversely affected and, all else being equal, the value of our AUM might decrease, resulting in a reduction of our management fees. Moreover, we experience losses on our investments of our own capital as a result of poor investment performance by our funds. If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from our own principal investment in the fund. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise, and investors in our open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds' performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemption levels depends on our funds' performance.

We may not be able to maintain our current fee structure as a result of industry pressure from limited partners to reduce fees, which could have an adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure as a result of industry pressure from limited partners to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. For example, we reduced our maximum annual management fee for Opps VIII from 1.75% to 1.60% and continued to maintain that same fee rate for Opps VIIIb and Oaktree Opportunities Fund IX, L.P. (“Opps IX”). Additionally, we reserve the right in our sole discretion to afford certain clients more favorable economic terms, including with respect to management fee rates and carried interest rates, in cases where such clients have committed a certain amount of capital to our funds or strategies that in the aggregate exceed certain threshold amounts, if any. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our current fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations. For more information about our fees please see “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
We have experienced significant growth in our operations outside the United States, which may place significant demands on our administrative, operational and financial resources.
In recent years, the scope and relative share of our non-U.S. operations have grown significantly. We or our fund affiliates now have offices in 10 cities outside the United States, housing over one fifth of our personnel. This rapid growth has placed and may continue to place significant demands on our business infrastructure. Pursuing investment opportunities outside the United States presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. In addition, in conducting business in these jurisdictions, we are often faced with the challenge of ensuring that our activities are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (“FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing non-U.S. clients means that we must comply with international laws governing the sale of interests in our funds, different investor reporting and information processes and other requirements. As a result, we are required to continuously develop our systems and infrastructure in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. Moreover, this growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage our expanding international operations effectively or that we will be able to continue to grow this part of our business, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
We may enter into new lines of business, make strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties for our business.
Our operating agreement permits us to enter into new lines of business, make future strategic investments or acquisitions and enter into joint ventures. As we have in the past, and subject to market conditions, we may grow our business by increasing AUM in existing investment strategies, pursue new investment strategies, which may be similar or complementary to our existing strategies or be wholly new initiatives, or enter into strategic relationships, such as our current relationship with DoubleLine, or joint ventures. In addition, opportunities may arise to acquire other alternative or traditional investment managers.
To the extent we make strategic investments or acquisitions, enter into strategic relationships or joint ventures or enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the required investment of capital and other resources and with combining or integrating operational and management systems and controls and managing potential conflicts. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues, or produces investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
We may not be successful in expanding into new investment strategies, markets and lines of business.
We actively consider the opportunistic expansion of our business, both geographically and into new investment strategies. For example, we have focused on expanding into products for real estate, senior loans, emerging market credit and direct lending and broadening our distribution, including strategic partnerships, subadvisory and retail and high net worth offerings. Such expansion would result in adding personnel and growing investment teams. We may not be successful in any such attempted expansion. Attempts to expand our business involve a number of special risks, including some or all of the following:

•	the diversion of management's attention from our existing business;

•	the disruption of our existing business;

•	entry into markets or lines of business in which we may have limited or no experience;

•	increasing demands on our operational systems;

•	potential increase in investor concentration; and

•	increasing the risks associated with conducting operations in foreign jurisdictions.
Because we continuously evaluate potential new investment strategies, geographic markets and lines of business, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from any attempted expansion.
We often pursue investment opportunities that involve business, regulatory, legal or other complexities.
We often pursue unusually complex investment opportunities involving substantial business, regulatory or legal complexity that would deter other investment managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm the performance of our funds.
Extensive regulation in the United States and abroad affects our activities and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations.
Potential regulatory action poses a significant risk to our reputation and our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees the activities of our subsidiary Oaktree Capital Management, L.P. as a registered investment adviser under the Advisers Act. Additionally, the U.S. Commodity Futures Trading Commission (the “CFTC”) oversees the activities of Oaktree Capital Management, L.P. as a registered commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) under the Commodity Exchange Act. FINRA oversees the activities of our subsidiary OCM Investments, LLC as a registered broker-dealer. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. Similarly, a failure to comply with the obligations imposed by the Commodity Exchange Act, including recordkeeping, reporting requirements, disclosure obligations and prohibitions on fraudulent activities, could also result in investigations, sanctions and reputational damage. We are involved regularly in trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.
Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiary as an investment adviser, commodity pool operator, commodity trading adviser or registered broker-dealer. The regulations to which our business is subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our Class A unitholders. Even if a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
Some of our funds invest in businesses that operate in highly regulated industries, including in businesses that are regulated by the U.S. Federal Communications Commission, the U.S. Federal Energy Regulatory Commission, U.S. federal and state banking authorities and U.S. state gaming authorities. The regulatory regimes to which such businesses are subject may, among other things, condition our funds' ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements or, absent any applicable exemption, require us or our subsidiaries to comply with registration, reporting or other requirements. Moreover, our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest themselves of certain assets.
The recently enacted Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”) expands the scope of U.S. sanctions against Iran. Notably, ITRSHRA prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran that would be contrary to the sanctions regulations if undertaken by a U.S. person. In addition, Section 219 of ITRSHRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports any dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the United States by a foreign affiliate. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.
Regulatory changes in the United States, regulatory compliance failures and the effects of negative publicity surrounding the financial industry in general could adversely affect our reputation, business and operations.
As a result of market disruption as well as highly publicized financial scandals in recent years, regulators and investors have exhibited concerns over the integrity of the U.S. financial markets, and the business in which we operate both in the United States and outside the United States will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured depository institutions, insured depository institution holding companies and their subsidiaries and affiliates from conducting proprietary trading and investing in or sponsoring private equity funds and hedge funds; and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, many aspects will be implemented by various regulatory bodies over the next several years. While we already have one subsidiary registered as an investment adviser subject to SEC examinations and as a CPO and CTA subject to CFTC regulation and another subsidiary registered as a broker-dealer subject to FINRA examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

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
On October 11, 2011, the Federal Reserve and other federal regulatory agencies issued a proposed rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule became effective on July 21, 2012 and is subject to a two-year transition period (ending July 21, 2014) and exceptions for certain “permitted activities” that would enable certain institutions subject to the Volcker Rule to continue investing in private equity funds under certain conditions. Although we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, there is uncertainty regarding the implementation of the Volcker Rule and its practical implications, and there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.
The SEC has adopted a new rule requiring investment advisers registered or required to register with the SEC under the Advisers Act that advise one or more private funds and have at least $150 million in private fund AUM to periodically file reports on a new Form PF. Under the rule, large private fund investment advisers, or advisers with at least $1.5 billion in AUM attributable to hedge funds and advisers with at least $2.0 billion in AUM attributable to private equity funds, are subject to more detailed and in certain cases more frequent reporting requirements. As a result of this new rule, we have filed, and will continue to file, quarterly reports on Form PF, which has resulted in increased administrative costs and requires a significant amount of attention and time to be spent by our personnel.
In addition, the CFTC adopted new rules eliminating CFTC Rule 4.13(a)(4), an exemption from registration as a CPO on which we previously relied in operating our funds. As a result, one of our subsidiaries, Oaktree Capital Management, L.P., has registered with the CFTC as a CPO and CTA with respect to the management of our funds. In connection with such registrations, we also rely on the CFTC Rule 4.7 exemption, which provides a CPO and a CTA relief from a majority of the Commodity Exchange Act's disclosure, reporting and recordkeeping requirements imposed on CPOs and CTAs. The operators of funds relying upon the exemption provided by CFTC Rule 4.7, unlike a fully-registered CPO, will not be required to file any offering memorandum with the CFTC, and the CFTC will not pass upon the merits of participating in a pool or upon the adequacy of accuracy of an offering memorandum. Nonetheless, CPOs and CTAs that qualify for relief under Rule 4.7 remain subject to certain disclosure, reporting and recordkeeping requirements that could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens.
For a few of our other funds that trade in commodity interests, we rely on the limited trading exemption provided by CFTC Rule 4.13(a)(3). For those funds that rely upon the exemption provided by CFTC Rule 4.13(a)(3), unlike a registered CPO, the general partners or managing members of such funds are not required to provide prospective investors with a CFTC compliant disclosure document, nor are the general partners or managing members required to provide limited partners with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs.
In the event we determine to cease or to limit investing in swaps or other assets rather than subjecting ourselves to all of the regulations of the CFTC, our ability to implement our investment objectives for our funds and to hedge risks associated with our funds' investments and operations may be materially impaired. Furthermore, the CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event our registration with the CFTC as a CPO or CTA is rescinded or restricted and we are unable to rely on an exemption from registration or we otherwise fail to comply with the regulatory requirements of these rules, we may be unable to use certain types of hedging instruments or may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.
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
Regulatory changes in jurisdictions outside the United States could adversely affect our business.
Certain of our subsidiaries operate outside the United States. In the United Kingdom, Oaktree Capital Management (UK) LLP is subject to regulation by the FSA. In Hong Kong, Oaktree Capital (Hong Kong) Limited is subject to regulation by the Hong Kong Securities and Futures Commission. In Singapore, Oaktree Capital Management Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore. In Japan, Oaktree Japan, GK is subject to regulation by the Kanto Local Finance Bureau. Our other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management activities.
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. We are involved regularly in trading activities that implicate a broad number of foreign (as well as U.S.) securities law regimes, including laws governing trading on inside information and market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions or prohibitions on our activities and damage to our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
Alternative Investment Fund Managers Directive
The European Union Alternative Investment Fund Managers Directive (the “Directive”) was enacted in July 2011 and will take effect beginning July 22, 2013. The Directive applies to (a) alternative investment fund managers (“AIFM”) established in the European Union (the “EU”) that manage EU or non-EU alternative investment funds (“AIF”), (b) non-EU AIFMs that manage EU AIFs and (c) non-EU AIFMs that market their AIFs to professional investors within the EU. Individual EU member states must now adopt rules and regulations implementing the Directive into domestic law.
Beginning July 22, 2013, the Directive will impose new operating requirements on EU AIFMs. There will be a one-year transitional period after which EU AIFMs must comply with the requirements of the Directive and be appropriately authorized or have submitted an application for authorization. EU AIFMs and non-EU AIFMs seeking to market an AIF within the EU will need to comply with the Directive's disclosure and transparency requirements and (in the case of non-EU AIFMs) jurisdiction specific private placement regimes (which may change as a result of the Directive) from the implementation date.
The full scope of the Directive may also, from October 2015 at the earliest, be extended to non-EU AIFMs that wish to market an AIF within the EU pursuant to a pan-European marketing passport instead of under national private placement regimes.
The operating requirements imposed by the Directive include, among other things, rules relating to the remuneration of certain personnel, minimum regulatory capital requirements, restrictions on use of leverage, restrictions on early distributions relating to portfolio companies (so-called “asset stripping” rules), disclosure and reporting requirements to both investors and home state regulators, the independent valuation of an AIF's assets and the appointment of an independent depository to hold assets. As a result, the Directive could in the future have an adverse effect on our business by, among other things, increasing the regulatory burden and costs of doing business in or relating to EU member states, imposing extensive disclosure obligations on, and asset stripping rules with respect to, companies, if any, in which any of our fund(s) invest that are located in EU member states, significantly restricting marketing activities within the EU, potentially requiring our fund(s) to change their compensation structures for key personnel, thereby affecting our ability to recruit and retain these personnel, and potentially disadvantaging our funds as investors in private companies located in EU member states when compared to non-AIF/AIFM competitors that may not be subject to the requirements of the Directive, thereby potentially restricting our funds' ability to make investments in such companies.
The Directive could also limit our operating flexibility and our investment opportunities, as well as expose us and/or our funds to conflicting regulatory requirements in the United States (and elsewhere) and the EU. The final scope and requirements of the Directive remain uncertain and are subject to change as a result of enactment both of EU secondary legislation and national implementing legislation in EU member states.
Solvency II
Solvency II is an EU directive that sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities. Solvency II is currently scheduled to be implemented into domestic law by EU member states as early as January 2014, although continuing delays in the adoption of “Omnibus II,” a related EU directive that will amend Solvency II, is likely to result in a revised timetable for the implementation of, and compliance with, Solvency II. Solvency II will impose, among other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors will be subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers' and reinsurers' investment decisions and their asset allocations. In addition, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, Solvency II could in the future have an adverse indirect effect on our business by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds. The final details and requirements of the Solvency II directive remain uncertain and are subject to change as a result of enactment both of related EU legislation and national implementing legislation in EU member states.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. The SEC has also initiated a similar investigation into contracts awarded by sovereign wealth funds. In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser's employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Additionally, California enacted legislation in September 2010 that requires placement agents (including in certain cases employees of investment managers) who solicit funds from California state retirement systems, such as the California Public Employees' Retirement System and the California State Teachers' Retirement System, to register as lobbyists, thereby becoming subject to increased reporting requirements and prohibited from receiving contingent compensation for soliciting investments from California state retirement systems. There has also been similar rule-making in New York. Such investigations may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.

The derivatives that we or our funds use to hedge against interest rate and foreign currency exposure are volatile and may adversely affect our results of operations.
From time to time, we and our funds enter into various hedging instruments such as swaps, options, forwards and futures as part of managing risks related to interest rates and foreign currency exchange rates. In the future, we and our funds may enter into additional hedging instruments as part of these or other risk management strategies. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held and other changing market conditions. These hedging instruments may fail to protect us or our funds from interest rate or foreign currency volatility or could adversely affect us or our funds because, among other things:

•	hedging instruments can be expensive, particularly during periods of volatility in interest rates and foreign currency;

•	available hedging instruments may not correspond directly with the risk for which protection is sought;

•	the duration of the hedge may be significantly different than the duration of the related liability or asset;

•
the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs or makes economically unattractive our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.
The cost of using certain hedging instruments increases as the period covered by the instrument increases and, with respect to interest rate hedges, during periods of rising and volatile interest rates and, with respect to foreign currency hedges, during periods of volatile foreign currencies. We or our funds may increase hedging activity and thus increase hedging costs during such periods when hedging costs have increased.
Any hedging activity we or our funds engage in may adversely affect our results of operations, which could adversely affect our cash available for distribution to holders of our units. Therefore, while we or our funds may enter into such transactions to seek to reduce interest rate and foreign currency risks, unanticipated changes in interest rates and foreign currency exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or liabilities being hedged. Any such imperfect correlation may expose us or our funds to risk of loss.
Hedging instruments often involve counterparty risks and costs.
The business failure of a hedging counterparty with whom we or our funds enter into a hedging transaction will most likely result in a default. Default by a party with whom we or our funds enter into a hedging transaction may result in the loss of unrealized profits, leave us or our funds with unsecured exposure and force us or our funds to cover resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we or our funds may not be able to enter into an offsetting contract in order to cover the risk. We cannot assure our unitholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we or our funds may be required to maintain a position until exercise or expiration, which could result in losses.
Regulatory changes could occur and may adversely affect our or our funds' ability to pursue hedging strategies and/or increase the costs of implementing such strategies.
The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. New or amended regulations may be imposed by the CFTC, the SEC, the U.S. Federal Reserve or other financial regulators, other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets that could adversely affect us and our funds. In particular, these agencies are empowered to promulgate a variety of new rules pursuant to recently enacted financial reform legislation in the United States. We and our funds also may be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by these governmental regulatory authorities or self-regulatory organizations.

In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. For example, the Dodd-Frank Act provides for new regulation of the derivatives markets, including clearing, margin, reporting, recordkeeping and registration requirements. Although the CFTC has released final rules relating to clearing, reporting, recordkeeping and registration requirements under the Dodd-Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd-Frank Act's ultimate impact remains unclear. New regulations could, among other things, restrict our or our funds' ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to us or our funds) and/or increase the costs of such derivatives transactions (for example, by increasing margin or capital requirements), and we or our funds may be unable to execute hedging strategies as a result. It is unclear how the regulatory changes will affect counterparty risk.
For entities designated by the CFTC or the SEC as swap dealers, security-based swaps dealers, major swap participants or major security-based swap participants, the Dodd-Frank Act imposes new regulatory, reporting and compliance requirements. On May 23, 2012, a joint final rulemaking by the CFTC and the SEC defining these key terms was published in the Federal Register. Based on those definitions, we do not believe that we would be a swap dealer, security-based swap dealer, major swap participant or security-based major swap participant at this time. If we are later designated as a swap dealer, security-based swap dealer, major swap participant or major security-based swap participant, our business will be subject to increased regulation, including registration requirements, additional recordkeeping and reporting obligations, external and internal business conduct standards, position limits monitoring and capital and margin thresholds.
Our participation in the Public-Private Investment Program could adversely affect our business, operations and reputation because of the increased regulation, compliance requirements and public exposure that such participation entails.
On March 23, 2009, the U.S. Department of the Treasury (“UST”), in conjunction with the Federal Deposit Insurance Corporation and the Federal Reserve, announced the Public-Private Investment Program. This program is a part of the UST Financial Stability Plan, which was announced on February 10, 2009. The Financial Stability Plan outlined a broad approach to address the problem of troubled real estate-related assets via the formation of Public-Private Investment Funds. In July 2009, we were pre-qualified by the UST to manage a Public-Private Investment Fund. Participation in the Public-Private Investment Program entails increased levels of oversight of our business, and specifically of our PPIP, by the UST, the Office of the Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) and the Government Accountability Office (“GAO”). Additionally, our PPIP is subject to a number of reporting obligations with respect to various types of information that need to be delivered to the UST, SIGTARP and the GAO, and our PPIP is also required to comply with additional conflicts of interest policies for Public-Private Investment Fund managers that will govern certain of our affiliates and their interaction with the UST and SIGTARP. As a result of the heightened scrutiny and additional regulations from these government agencies, we face an increased risk of governmental involvement and intervention in our business that may affect or impede the manner in which we conduct our business. Furthermore, complying with the Public-Private Investment Program’s reporting requirements and additional conflicts of interest policies requires a significant amount of attention and time to be spent by our personnel, which may adversely impact our ability to manage our business. A material violation of these requirements could damage our reputation and constitute grounds for removing us as the manager of the PPIP. As a participant in a government-sponsored program, we run the risk that we may become the target of adverse publicity or become subject to adverse Congressional or administrative action. Any alleged violation or contravention of the terms and policies of the Public-Private Investment Program brought by UST or SIGTARP against us could result in severe restrictions on our activities, adversely affect our profitability or damage our reputation.
The requirements of being a public company and sustaining growth may strain our resources.
As a public company, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may strain our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and will continue to incur costs that we had not previously incurred as a private company before our initial public offering in April 2012 as part of our compliance with the Sarbanes-Oxley Act and rules of the SEC and New York Stock Exchange (“NYSE”), including hiring additional accounting, legal and administrative personnel and various other costs related to being a public company.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. We make investment decisions on behalf of our clients that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. Further, we may be subject to third-party litigation arising from allegations that we improperly exercised control or influence over portfolio investments. In addition, we and our affiliates that are the investment managers and general partners of our funds, our funds themselves and those of our employees who are our, our subsidiaries' or the funds' officers and directors are each exposed to the risks of litigation specific to the funds' investment activities and portfolio companies and, in the case where our funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies' other shareholders. Moreover, we are exposed to risks of litigation or investigation by investors or regulators relating to our having engaged, or our funds having engaged, in transactions that presented conflicts of interest that were not properly addressed. Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.
There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our investment management business and our authority over the assets we manage. The violation of any of these obligations or standards by any of our employees could adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest or to our advisory clients. If our employees improperly use or disclose confidential information, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to prevent this activity may not be effective in all cases. If our employees engage in misconduct, or if they are accused of misconduct, our business and our reputation could be adversely affected.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has recently significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
Operational risks may disrupt our business, result in losses or limit our growth.
We rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to our funds, regulatory intervention or reputational damage.
In addition, we operate in a business that is highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, particularly our growth internationally, and the cost of maintaining the systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems, could have a material adverse effect on our business and results of operations.
Furthermore, we depend on our headquarters in Los Angeles, where a substantial portion of our personnel are located, for the continued operation of our business. An earthquake or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. While we have implemented disaster recovery programs to lessen the risk of any material adverse impact, our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Finally, we rely on third-party service providers for certain aspects of our business, including software vendors for portfolio management and accounting software, outside financial institutions for back office processing and custody of securities and third-party broker-dealers for the execution of trades. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds' operations and could impact our reputation and hence adversely affect our business.
We are subject to risks in using prime brokers, custodians, counterparties, administrators and other agents.
Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents to carry out certain securities and derivatives transactions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight, although the Dodd-Frank Act provides for new regulation of the derivatives market. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.
Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.
In addition, our risk-management models may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.
In the event of a counterparty default, particularly a default by a major investment bank, one or more of our funds could incur material losses, and the resulting market impact of a major counterparty default could harm our business, results of operation and financial condition.
In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the prime broker's, custodian's or counterparty's unsecured creditors in relation to the assets held as collateral. In addition, our funds' cash held with a prime broker, custodian or counterparty generally will not be segregated from the prime broker's, custodian's or counterparty's own cash, and our funds may therefore rank as unsecured creditors in relation thereto. To the extent that our derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules to segregate and protect collateral posted by customers of cleared swaps. The CFTC also issued proposed rules to implement segregation rules for uncleared swaps.
The counterparty risks that we face have increased in complexity and magnitude as a result of the disruption in the financial markets in recent years. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing.
Risks Relating to Our Funds
Our results of operations are dependent on the performance of our funds. Poor fund performance will result in reduced revenues. Poor performance of our funds will also make it difficult for us to retain and attract investors to our funds, to retain and attract qualified professionals and to grow our business. The performance of each fund we manage is subject to some or all of the following risks.
The historical returns attributable to our funds should not be considered indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A units.
The historical returns attributable to our funds should not be considered indicative of the future results of our funds, nor are they directly linked to returns on our Class A units. Therefore, Class A unitholders should not conclude that positive performance of our funds will necessarily result in positive returns on an investment in our Class A units. However, poor performance of the funds we manage will cause a decline in our revenues and would therefore have a negative effect on our operating results and returns on our Class A units.
Moreover, with respect to the historical returns of our funds:

•
the rates of return of our closed-end funds reflect unrealized gains as of the applicable measurement date that may never be realized, which may result in a lower internal rate of return and ultimate return for some closed-end funds from those presented in this annual report;

•
our funds' returns have previously benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities;

•
our funds' historical investments were made over a long period of time and over the course of various market and macroeconomic cycles, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past;

•	our funds may not be able to successfully identify, make and realize upon any particular investment or generate returns for their investors; and

•	any material increase in the size of our funds could result in materially different rates of returns.
In addition, future returns will be affected by the applicable risks described elsewhere in this annual report.
Investors in some of our funds may be unable to fulfill their capital commitment obligations, and such failure could have an adverse effect on the affected funds.
Investors in our closed-end funds make capital commitments that we are entitled to call from those investors at any time during certain prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them in order for our closed-end funds to consummate investments and otherwise pay their obligations when due. Any investor that does not fund a capital call is subject to having a meaningful amount of its existing capital account forfeited in that fund. However, if investors were to fail to honor a significant amount of capital calls for any particular fund or funds, the affected funds' ability to make new or follow-on investments, and to otherwise satisfy their liabilities when due, could be materially and adversely affected.
Certain of our funds invest in relatively high-risk, illiquid, non-publicly traded assets, and we may fail to realize any profits from these activities ever or for a considerable period of time.
Our closed-end funds often invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling these securities for a period of time. Our funds generally cannot sell these securities publicly unless either their sale is registered under applicable securities laws or an exemption from registration is available. The ability of many of our funds, particularly our control investing funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which the investment is held. Even if securities are publicly traded, large holdings of securities often can be sold only over a substantial length of time, exposing investment returns to risks of downward movement in market prices.

We make distressed debt investments that involve significant risks and potential additional liabilities.
Our distressed debt funds and certain of our control investing funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financing needs, negative net worth or significant competitive issues. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. In these situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Furthermore, some of our funds' distressed debt investments may not be widely traded or may have no recognized market. Depending on the specific fund's investment profile, a fund's exposure to the investments may be substantial in relation to the market for those investments, and the acquired assets are likely to be illiquid and difficult to transfer. As a result, it may take a number of years for the market value of the investments to ultimately reflect their intrinsic value as we perceive it.
A central strategy of our distressed debt funds is to anticipate the occurrence of certain corporate events, such as debt or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions. If the relevant corporate event that we anticipate is delayed, changed or never completed, the market price and value of the applicable fund's investment could decline sharply.
In addition, these investments could subject a fund to certain potential additional liabilities that may exceed the value of its original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, the fund may become involved in substantial litigation.
Certain of our funds are subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and the Code, and our business could be adversely affected if certain of our other funds fail to satisfy an exemption under the “plan assets” regulation under ERISA.
Some of our funds are subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). For example, we currently manage some of our funds as “plan assets” under ERISA. With respect to these funds, this results in the application of the fiduciary responsibility standards of ERISA to investments made by such funds, including the requirement of investment prudence and diversification, and the possibility that certain transactions that we enter into, or may have entered into, on behalf of these funds, in the ordinary course of business, might constitute or result in non-exempt prohibited transactions under Section 406 of ERISA or Section 4975 of the Code. A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of an ERISA plan, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA) or “disqualified person” (as defined in the Code) with whom we engaged in the transaction. Some of our other funds currently qualify as venture capital operating companies (“VCOCs”) or rely on another exception under ERISA and therefore are not subject to the fiduciary requirements of ERISA with respect to their assets. However, if these funds fail to satisfy the VCOC requirements for any reason, including an amendment of the relevant regulations by the U.S. Department of Labor, or another exception under ERISA, such failure could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with the requirements.
Poor investment performance during periods of adverse market conditions may result in relatively high levels of investor redemptions, which can exacerbate the liquidity pressures on the affected funds, force the sale of assets at distressed prices or reduce the funds' returns.
Poor investment performance during periods of adverse market conditions, together with investors' increased need for liquidity given the state of the credit markets, can prompt relatively high levels of investor redemptions at times when many funds may not have sufficient liquidity to satisfy some or all of their investor redemption requests. During times when market conditions are deteriorating, many funds may face additional redemption requests and/or compulsory investor withdrawals or redemptions, which will exacerbate the liquidity pressures on the affected funds. If they cannot satisfy their current and future redemption requests, they may be forced to sell assets at distressed prices or cease operations. Various measures taken by funds to improve their liquidity profiles (such as the implementation of “gates” or the suspension of redemptions, which we had implemented for three of our evergreen funds in 2008) that reduce the amounts that would otherwise be paid out in response to redemption requests may have the effect of incentivizing investors to “gross up” or increase the size of the future redemption requests they make, thereby exacerbating the cycle of redemptions. The liquidity issues for such funds are often further exacerbated by their fee structures, as a decrease in NAV decreases their management fees.
Certain of our funds have agreements that create debt or debt-like obligations with one or more counterparties. Such agreements in many instances contain covenants or “triggers” that require the fund to maintain a certain level of NAV over certain testing periods or to post additional margin on a daily basis when prices of our funds' derivative contracts move against the fund. In addition, there may be guidelines in total return swap facilities that require reference obligations to be above a certain price level. Decreases in such funds' NAV (whether due to performance, redemption or both) that breach such covenants, the failure to make any margin calls or meaningful decreases in the price of the underlying reference loan or security may result in defaults under such agreements and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. In particular, many such covenants to which our funds are party are designed to protect against sudden and pronounced drops in NAV over specified periods, so if our open-end or evergreen funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Defaults under any such covenants would likely result in the affected funds being forced to sell financed assets (which sales would likely occur in suboptimal or distressed market conditions) or being forced to restructure a swap facility with more onerous terms or otherwise raise cash by reducing other leverage, which would reduce the funds' returns and our opportunities to produce incentive and investment income from the affected funds.
Valuation methodologies for certain assets in our funds can be subject to significant subjectivity, and the values of assets established pursuant to the methodologies may never be realized.
Our funds make investments for which market quotations are not readily available, and thus the process by which we value such investments involves inherent uncertainties. We are required by generally accepted accounting principles in the United States (“GAAP”) to make good faith determinations as to the fair value of these investments on a quarterly basis in connection with the preparation of our funds' financial statements.
There is no single standard for determining fair value in good faith. The types of factors that may be considered when determining the fair value of an investment in a particular company include acquisition price of the investment, discounted cash flow valuations, historical and projected operational and financial results for the company, the strengths and weaknesses of the company relative to its comparable companies, industry trends, general economic and market conditions, information with respect to offers for the investment, the size of the investment (and any associated control) and other factors deemed relevant. Fair values may also be assessed based on the enterprise value of a company established using a market multiple approach that is based on a specific financial measure (such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, free cash flow, net income, book value or net asset value) or, in some cases, a cost basis or a discounted cash flow or liquidation analysis. Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, the quotations may not reflect the value that we would actually be able to realize because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company's securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market's view of overall company and management performance.
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund's NAV do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Sales at values significantly lower than the values at which investments have previously been reflected in a fund's NAV may result in losses for the applicable fund, a decline in management fees and the loss of incentive income that may have been accrued by the applicable fund. Changes in values attributed to investments from quarter to quarter may result in volatility in the NAV and results of operations that we report. Also, a situation where a fund's NAV turns out to be materially different from the NAV previously reported for the fund could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds or investors requesting redemptions from certain of our funds.

We make investments in companies that are based outside the United States, which exposes us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, while certain of our funds invest substantially all of their assets in these types of securities. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•
our funds' abilities to exchange local currencies for U.S. dollars and other currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	controls on, and changes in controls on, foreign investment and limitations on repatriation of invested capital;

•	less developed or less efficient financial markets than exist in the United States, which may lead to price volatility and relative illiquidity;

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;

•
differences in legal and regulatory environments, particularly with respect to bankruptcy and reorganization, less developed corporate laws regarding fiduciary duties and the protection of investors and less reliable judicial systems to enforce contracts and applicable law;

•	less publicly available information in respect of companies in non-U.S. markets;

•
certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of capital, potential political, economic or social instability, the possibility of nationalization or expropriation or confiscatory taxation and adverse economic and political developments; and

•	the possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to the securities.
There can be no assurance that adverse developments with respect to these risks will not adversely affect our funds that invest in securities of non-U.S. issuers.
Certain of our funds and all of our separate account agreements contain provisions that allow investors to withdraw their capital.
Our separate account agreements generally can be terminated by our separate account clients upon notice of 30 days or less. Similarly, our commingled open-end funds permit the withdrawal of capital by our investors during certain open periods that generally occur on the first business day of each calendar month. Our active evergreen funds have withdrawal rights that, depending on the specific fund, can be exercised in intervals ranging from three months to three years. Any significant number of terminations or withdrawals could have a material adverse effect on our business and results of operations.
We have made and expect to continue to make significant principal investments in our current and future funds, and we may lose money on some or all of our investments.
Since our inception in 1995, we have increased the minimum level of our principal investments in our closed-end and evergreen funds from 0.2% of the fund's aggregate committed capital to 1.0% starting with funds that held their initial closings in late 1998, to 2.0% starting with funds that held their initial closings in mid-2004. Subsequent to the 2007 Private Offering, we decided to further increase our principal investments in such funds that have initial closings after May 2007 to the greater of 2.5% of the funds' aggregate committed capital or $20 million. Although we are not limited in the amount we choose to invest, in 2009 we decided that we will generally not invest more than $100 million in any one fund. We expect to continue to make significant principal investments in our funds and may choose to increase the percentage amount we invest at any time. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. Any such loss could have a material adverse impact on our financial condition and results of operations.
Our funds make investments in companies that we do not control.
Investments by many of our funds include debt instruments and equity securities of companies that we do not control. These instruments and securities may be acquired by our funds through trading activities or through purchases of securities from the issuer. In addition, our control investing funds may acquire minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of the investments held by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.
Investments by our funds will in many cases rank junior to investments made by others.
In many cases, the companies in which our funds invest have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which we hold an investment, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our funds to influence a company's affairs and to take actions to protect their investment may be substantially less than that of those holding senior interests.
The due diligence process that we undertake in connection with investments by some of our funds may not reveal all facts that may be relevant in connection with an investment.
Before making investments in companies that we expect to control, we undertake a due diligence investigation of the target company. In conducting these investigations, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks are often involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, the due diligence investigation that we carry out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating the investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.
Market values of publicly traded securities that are held as investments may be volatile.
The market prices of publicly traded securities held by some of our funds may be volatile and are likely to fluctuate due to a number of factors beyond our control, including actual or anticipated changes in the profitability of the issuers of such securities, general economic, social or political developments, changes in industry conditions, changes in government regulation, shortfalls in operating results from levels forecast by securities analysts, inflation and rapid fluctuations in inflation rates, the general state of the securities markets and other material events, such as significant management changes, financings, refinancings, securities issuances, acquisitions and dispositions. Changes in the values of these investments may adversely affect our investment performance and our results of operations.
Volatility in the structured credit, leveraged loan and high yield bond markets may adversely affect our funds' investments.
To the extent that companies in which our funds invest participate in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, illiquidity and volatility. In addition, to the extent that such marketplace events occur, this may have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of our funds' investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, our funds could lose both invested capital in, and anticipated profits from, the affected portfolio companies.

We enter into a significant number of side letter agreements with limited partners of certain of our funds, and the terms of these agreements could expose the general partners of the funds to additional risks and liabilities.
We regularly enter into side letter agreements with particular limited partners in the course of raising our funds. These side letters typically afford the affected limited partners assurance with respect to particular aspects of the operation of the fund. Given that these assurances often elaborate upon the provisions of the relevant fund's partnership agreement, our affiliates could be exposed to additional risks, liabilities and obligations not contemplated in our funds' partnership agreements.
Our funds may invest in companies that are highly leveraged, a fact that may increase the risk of loss associated with the investments.
Our funds may invest in companies whose capital structures involve significant leverage. These investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of these companies places significant burdens on their cash flows and increases the exposure of our funds to adverse economic factors such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by our funds may be the most junior in what could be a complex capital structure and thus subject us to the greatest risk of loss.
The use of leverage by our funds could have a material adverse effect on our financial condition, results of operation and cash flow.
Some of our funds use leverage (including through swaps and other derivatives) as part of their respective investment programs and may borrow a substantial amount of capital. The use of leverage poses a significant degree of risk and can enhance the magnitude of a significant loss in the value of the investment portfolio. To the extent that any fund leverages its capital structure, it is subject to the risks normally associated with debt financing, including the risk that its cash flows will be insufficient to meet principal and interest payments, which could significantly reduce or even eliminate the value of such fund's investments. In addition, the interest expense and other costs incurred in connection with such leverage may not be recovered by the appreciation in the value of any associated securities or bank debt and will be lost – and the timing and magnitude of such losses may be accelerated or exacerbated – in the event of a decline in the market value of such securities or bank debt. In addition, such funds may be subject to margin calls in the event of a decline in the value of the posted collateral. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
Changes in the debt financing markets may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our incentive income and investment income.
The markets for debt financing are subject to retrenchment, resulting in more restrictive covenants or other more onerous terms (including posting additional collateral) in order to provide financing, and in some cases lenders may refuse to provide any financing that would have been readily obtained under credit conditions present several years ago.
If our funds are unable to obtain committed debt financing or can only obtain debt at an increased interest rate or on other less advantageous terms, such funds' investment activities may be restricted and their profits may be lower than they would otherwise have achieved, either of which could lead to a decrease in the incentive and investment income earned by us. Similarly, the portfolio companies owned by our funds regularly utilize the corporate debt markets to obtain efficient financing for their operations. To the extent that credit markets render such financing difficult or more expensive to obtain, the operating performance of those portfolio companies and therefore the investment returns on our funds may be negatively impacted. In addition, to the extent that the then-current markets make it difficult or impossible to refinance debt that is maturing in the near term, the relevant portfolio company may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
Our funds may face risks relating to undiversified investments.
We cannot give assurance as to the degree of diversification, if any, that will be achieved in any fund investments. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a fund if its investments are concentrated in that area, which would result in lower investment returns. This lack of diversification may expose a fund to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments. To the extent a fund holds investments concentrated in a particular issuer, security, asset class or geographic region, such fund may be more susceptible than a more widely diversified investment partnership to the negative consequences of a single corporate, economic, political or regulatory event. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund's performance and, as a result, our financial condition and results of operations.
Risk management activities may adversely affect the returns on our funds' investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
The hedging of currency risk exposes our funds to other risks.
Although it is impossible to hedge against all currency risk, certain of our funds enter into hedging transactions in order to reduce the substantial effects of currency fluctuations on our cash flow and financial condition. These instruments may include foreign currency forward contracts, currency swap agreements and currency option contracts. Certain of our funds have entered into, and expect to continue to enter into, such hedging arrangements. While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs that reduce the returns generated by a fund. Thus, while our funds may benefit from the use of these hedging arrangements, changes in currency exchange rates (particularly unanticipated or significant changes) may result in poorer overall performance for those funds that hedge than if they had not entered into such hedging arrangements. Those funds are also exposed to the risk that their counterparties to hedging contracts will default on their obligations.
Risks Relating to Our Class A Units
The market price of our Class A units may decline due to the large number of units eligible for future sale and issuable pursuant to our 2011 Equity Incentive Plan.
The market price of our Class A units could decline as a result of sales of a large number of our Class A units in the market or the perception that these sales could occur. As of March 11, 2013, there are 30,189,441 Class A units outstanding, which may be resold immediately in the public market, unless they are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. In addition, our directors and executive officers (which includes our principals), other employees and certain other investors hold Oaktree Operating Group units through OCGH and, subject to certain restrictions, have the right to exchange their vested OCGH units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in accordance with the terms of the exchange agreement. Please see “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” The market price of our Class A units could decline as a result of an exchange, or the perception that an exchange may occur, of a large number of OCGH units for our Class A units. As of March 11, 2013, there are 116,486,598 vested OCGH units outstanding. Such sales or exchanges could also cause the price of our Class A units to fall and make it more difficult for our Class A unitholders to sell their units.
We may issue our Class A units from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Class A units that we issue may in turn be significant. We may also grant registration rights covering Class A units issued in connection with any such acquisitions and investments. In addition, we may issue 19,573,536 Class A units or OCGH units from time to time under our 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”) as well as Class A units or

OCGH units that become available under our 2011 Plan pursuant to provisions in the 2011 Plan that automatically increase the Class A units or OCGH units available for future issuance. The units granted under the 2011 Plan may be subject to vesting and forfeiture provisions. Any vesting terms are set by a committee appointed by our board of directors in its discretion. Additional issuances of Class A units or OCGH units under the 2011 Plan may dilute the holdings of our existing unitholders, reduce the market price of our Class A units or both.
The market price and trading volume of our Class A units has been and may continue to be volatile, which could result in rapid and substantial losses for our Class A unitholders.
The market price of our Class A units may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A units may fluctuate and cause significant price variations to occur. If the market price of our Class A units declines significantly, you may be unable to sell your Class A units at an attractive price, if at all. The market price of our Class A units may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A units or result in fluctuations in the price or trading volume of our Class A units include:

•	variations in our quarterly operating results or distributions, which may be substantial;

•
our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns;

•	failure to meet analysts' performance estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A units;

•	additions or departures of key management or investment personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations or announcements relating to these matters;

•	a lack of liquidity in the trading of our Class A units;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.
If we fail to maintain effective internal controls over our financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
The Sarbanes-Oxley Act requires, among other things, that as a public company we maintain effective internal control over financial reporting and disclosure controls and procedures. We were not required to comply with these requirements before our initial public offering in April 2012, including the internal control evaluation and certification requirements of Section 404 of that statute, and we will not be required to comply with all of those requirements until after we have been subject to the reporting requirements of the Exchange Act for a specified period of time. Accordingly, we have not determined whether or not our existing internal controls over financial reporting systems comply with Section 404. Commencing with the filing of our annual report for the year ending December 31, 2013, we will be required under Section 404 to provide an annual management assessment of the effectiveness of our internal controls over financial reporting and the inclusion of an opinion from our independent registered public accounting firm addressing such assessment. The internal control evaluation required by Section 404 will divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we will be required to implement remedial procedures and re-evaluate our internal control over financial reporting. We will experience higher than anticipated operating expenses as well as higher independent auditor and consulting fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to comply with Section 404.
If we are unable to implement any necessary changes effectively or efficiently, our operations, financial reporting or financial results could be adversely affected, and we could receive an adverse report on internal controls from our independent registered public accountants. In particular, if we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accountants may not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. Moreover, if a material misstatement occurs in the future, we may need to restate our financial results and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Class A units.
Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent on individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements.
In August 2011 and in November 2011, we determined that, for certain reporting periods in 2009, 2010 and 2011, our consolidated statement of cash flows needed to be corrected for amounts related to distributions to non-controlling redeemable interests in consolidated funds, purchases of securities and proceeds from maturities and sale of securities. These revisions had no impact on the net change in cash and cash-equivalents as previously reported. The errors arose from accrual and elimination adjustments that were made in consolidating the cash flows of the funds. The errors were mechanical in nature and not the result of a misapplication of accounting guidance. In connection with making these revisions, we determined in August 2011 that we had a significant deficiency related to policies, procedures and controls associated with the reporting and classification of the consolidated funds' cash activities in our consolidated cash flow statement. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of a company's financial reporting. In the third quarter of 2011, we developed and implemented a remediation plan designed to address this deficiency. The remediation plan includes a reconciliation control between the distributions to non-controlling redeemable interests as reflected in our consolidated cash flow statement to the overall rollforward of non-controlling redeemable interests in consolidated funds. We also enhanced and formalized our overall reconciliation between the consolidated cash flow statement and the consolidating files used to aggregate the individual fund activities. The deficiency was fully remediated based on testing of the revised internal control procedures as part of the preparation and review of the consolidated statement of cash flows for the financial year ended December 31, 2011.
The tax attributes of our Class A units may cause mutual funds to limit or reduce their holdings of Class A units.
U.S. mutual funds that are treated as regulated investment companies (“RICs”) for U.S. federal income tax purposes are required, among other things, to distribute at least 90% of their taxable income to their shareholders in order to maintain their favorable U.S. income tax status. RICs are required to meet this distribution requirement regardless of whether their investments generate cash distributions equal to their taxable income. Accordingly, these investors have a strong incentive to invest in securities in which the amount of cash generated approximates the amount of taxable income recognized. Our Class A unitholders, however, are frequently allocated an amount of taxable income that exceeds the amount of cash we distribute to them. This may make it difficult for RICs to maintain a meaningful portion of their portfolio in our Class A units and may force those RICs that do hold our Class A units to sell all or a portion of their holdings. These actions could increase the supply of, and reduce the demand for, our Class A units, which could cause the price of our Class A units to decline.
The market price of our Class A units may decline due to the large number of Class A units eligible for future issuance upon the exchange of OCGH units.
In connection with the consummation of our May 2007 Restructuring, each of our owners prior to the May 2007 Restructuring exchanged his, her or its interests in our business for units in OCGH. Subject to certain restrictions, each holder of units in OCGH has the right to exchange his or her vested units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. The Class A units issued upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. The units in OCGH that our employees received through the May 2007 Restructuring and that are held by certain institutional investors that owned interests in OCM before the 2007 Private Offering have fully vested. In addition, the OCGH units that we grant under the 2011 Plan contain vesting provisions, the length of which has been and will continue to be determined by us at our discretion. OCGH units granted under our 2007 Oaktree Capital Group, LLC Equity Incentive Plan (the “2007 Plan”) in January 2008 are also fully vested; however, 20% of such units remain subject to a lock-up that expires on July 10, 2013. Accordingly, subject to the exchange agreement described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” a substantial number of additional units are expected to be available to be sold in the future by the OCGH unitholders. OCGH has the right to waive any such vesting and lock-up periods in its discretion at any time.
The market price of our Class A units could decline as a result of sales of a large number of Class A units issuable upon exchange of OCGH units. These sales, or the possibility that these sales may occur, may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Additional issuances of units under our 2011 Plan may dilute the holdings of our existing unitholders, reduce the market price of our Class A units or both. Additionally, our operating agreement authorizes us to issue an unlimited number of additional units and options, rights, warrants and appreciation rights relating to such units for consideration or for no consideration and on terms and conditions established by our board of directors in its sole discretion without the approval of Class A unitholders. These additional securities may be used for a variety of purposes, including future offerings to raise additional capital, acquisitions and employee benefit plans.
We are a “controlled company” within the meaning of the NYSE listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
Because our principals own units representing more than 50% of our voting power, we are considered a “controlled company” for purposes of the NYSE listing requirements. As such, we have elected, and intend to continue to elect, not to comply with certain NYSE corporate governance requirements, which may include one or more of the following: that a majority of our board of directors consist of independent directors, that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. In addition, we are not required to hold annual meetings of our unitholders. Accordingly, our Class A unitholders do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements. Please see “Directors, Executive Officers and Corporate Governance—Controlled Company Exemption.”
We cannot assure you that our intended quarterly distributions will be paid each quarter or at all.
We intend to distribute substantially all of the excess of our share of distributable earnings, net of income taxes, as determined by our board of directors after taking into account factors it deems relevant, such as, but not limited to, working capital levels, known or anticipated cash needs, business and investment opportunities, general economic and business conditions, our obligations under our debt instruments or other agreements, our compliance with applicable laws, the level and character of taxable income that flows through to our Class A unitholders, the availability and terms of outside financing, the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise, providing for future distributions to our Class A unitholders and growing our capital base.
We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. In addition, we are not permitted to make a distribution under Section 18-607 of the Delaware Limited Liability Company Act (the “Act”) if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.
Distributions to our Class A unitholders are funded by our share of the Oaktree Operating Group's distributions. To measure our earnings for purposes of, among other things, assisting in the determination of distributions from the Oaktree Operating Group entities to us, we utilize distributable earnings, a non-GAAP performance measure derived from our segment results, which excludes the effects of the consolidated funds.
The declaration, payment and determination of the amount of our quarterly distribution, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time. Our operating agreement provides that so long as our principals, or their successors or affiliated entities (other than us or our subsidiaries), including OCGH, collectively hold, directly or indirectly, at least 10% of the aggregate outstanding Oaktree Operating Group units (the “Oaktree control condition”), our manager, which is 100% owned by our principals, is entitled to designate all the members of our board of directors. As a result, Class A unitholders do not have the power to elect the board of directors as long as the Oaktree control condition is satisfied. Moreover, our board of directors may have interests that conflict with the interests of the Class A unitholders because the persons who control our manager and most of the members of our board of directors hold the vast majority of their economic interests in the Oaktree Operating Group through OCGH rather than through OCG. We cannot assure you that any distributions, whether quarterly or otherwise, will or can be paid.
If we reduce or cease to make distributions on our Class A units, the value of our Class A units may significantly decrease.
Risks Relating to Our Organization and Structure
If we or any of our funds were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business or such funds as contemplated and could have a material adverse effect on our business.
A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of providing asset management services and not primarily in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from our business is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Further, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities for purposes of the Investment Company Act, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe that we are an investment company under the Investment Company Act.
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. Furthermore, we operate our funds so that they are not deemed to be investment companies that are required to be registered under the Investment Company Act. If anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act or that would require us to register our funds under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on capital structure, ability to transact business with affiliates and ability to compensate senior employees, could make it impractical for us to continue our business or the funds as currently conducted, impair the agreements and arrangements between and among OCGH, us, our funds and our senior management, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
Our Class A unitholders do not elect our manager and have limited ability to influence decisions regarding our business, and our principals are able to determine the outcome of any matters submitted to a vote of unitholders.
Our operations and activities are managed by our board of directors. So long as the Oaktree control condition is satisfied, our manager, Oaktree Capital Group Holdings GP, LLC, which is owned by our principals, is entitled to designate all the members of our board of directors and to remove or replace any director (or our entire board of directors) at any time. Accordingly, our principals control our management and affairs. Our Class A unitholders do not elect our manager.

While our Class A units and Class B units generally vote together as a single class on the limited matters submitted to a vote of unitholders, including certain amendments of our operating agreement, our operating agreement does not obligate us to hold annual meetings. Accordingly, our Class A unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. In addition, through their control of our Class B units held by OCGH, our principals, with a 97.6% voting interest as of March 11, 2013, are able to determine the outcome of any matter that our board of directors does submit to a vote.
Our principals' control of our manager and of the combined voting power of our units and certain provisions of our operating agreement could delay or prevent a change of control.
As of March 11, 2013, our principals control 97.6% of the combined voting power of our units through their control of OCGH. In addition, our principals have the ability to determine the composition of our board of directors through their control of our manager. Our principals are able to appoint and remove our directors and change the size of our board of directors, are able to determine the outcome of all matters requiring unitholder approval, are able to cause or prevent a change of control of our company and can preclude any unsolicited acquisition of our company. In addition, provisions in our operating agreement make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our Class A unitholders. For example, our operating agreement provides that only our board of directors may call meetings and authorizes the issuance of preferred units in us that could be issued by our board of directors to thwart a takeover attempt. The control of our manager and voting power by our principals and these provisions of our operating agreement could delay or prevent a change of control and thereby deprive Class A unitholders of an opportunity to receive a premium for their Class A units as part of a sale of our company and might ultimately affect the market price of our Class A units.
Our principals and executive officers hold only a nominal amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a Class A unitholder to successfully challenge a resolution of a conflict of interest by us.
As of March 11, 2013, our principals are entitled to approximately 46.3% of the economic returns of the Oaktree Operating Group. Because they only hold a nominal amount of this economic interest through us, our principals may have interests that conflict with those of the holders of Class A units. For example, our principals may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the principals' and employees' tax considerations even where no similar benefit would accrue to us and the Class A unitholders.
Any resolution or course of action taken by our directors or their affiliates with respect to an existing or potential conflict of interest involving OCGH, our directors or their respective affiliates is permitted and deemed approved by the Class A unitholders and does not constitute a breach of our operating agreement or any duty (including any fiduciary duty) if the course of action is (a) approved by the vote of unitholders representing a majority of the total votes that may be cast by disinterested parties, (b) on terms no less favorable to us, our subsidiaries or our unitholders than those generally being provided to or available from unrelated third parties, (c) fair and reasonable to us, taking into account the totality of the relationships among the parties involved, or (d) approved by a majority of our directors who are not employees of us, our subsidiaries or any of our affiliates controlled by our principals, who we refer to as our “outside directors.” If our board of directors determines that any resolution or course of action satisfies either (b) or (c) above, then it will be presumed that such determination was made in good faith and a Class A unitholder seeking to challenge our directors' determination would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.
As noted above, if our board of directors obtains the approval of a majority of our outside directors for any given action, the resolution will be conclusively deemed not a breach by our board of directors of any duties it may owe to us or our Class A unitholders. This is different from the situation with Delaware corporations, where the approval of outside directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. Potential conflicts of interest may be resolved by our outside directors even if they hold interests in us or our funds or are otherwise affected by the decision or action that they are approving. If an investor chooses to purchase a Class A unit, the investor is treated as having consented to the provisions set forth in our operating agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, Class A unitholders, as a practical matter, are not able to successfully challenge an informed decision by our outside directors.
Our operating agreement contains provisions that substantially limit remedies available to our Class A unitholders for actions that might otherwise result in liability for our officers, directors, manager or Class B unitholder.
While our operating agreement provides that our officers and directors have fiduciary duties equivalent to those applicable to officers and directors of a Delaware corporation under the Delaware General Corporation Law (“DGCL”), the agreement also provides that our officers and directors are liable to us or our unitholders for an act or omission only if such act or omission constitutes a breach of the duties owed to us or our unitholders, as applicable, by any such officer or director and such breach is the result of willful malfeasance, gross negligence, the commission of a felony or a material violation of law, in each case, that has, or could reasonably be expected to have, a material adverse effect on us or fraud. Moreover, we have agreed to indemnify each of our directors and officers, to the fullest extent permitted by law, against all expenses and liabilities (including judgments, fines, penalties, interest, amounts paid in settlement with our approval and counsel fees and disbursements) arising from the performance of any of their obligations or duties in connection with their service to us, including in connection with any civil, criminal, administrative, investigative or other action, suit or proceeding to which any such person may be made party by reason of being or having been one of our directors or officers, except for any expenses or liabilities that have been finally judicially determined to have arisen primarily from acts or omissions that violated the standard set forth in the preceding sentence. Furthermore, our operating agreement provides that OCGH does not have any liability to us or our other unitholders for any act or omission and is indemnified in connection therewith.
Our manager, whose only role is to appoint members of our board of directors so long as the Oaktree control condition is satisfied, does not owe any duties to us or our Class A unitholders. We have agreed to indemnify our manager in the same manner as our directors and officers described above.
Under our operating agreement, each of our board of directors, our manager and us is entitled to take actions or make decisions in its “sole discretion” or “discretion” or that it deems “necessary or appropriate” or “necessary or advisable.” In those circumstances, each of our board of directors, our manager or us is entitled to consider only such interests and factors as it desires, including our own or our directors' interests, and neither it nor our board of directors has any duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any Class A unitholders, and neither we nor our board of directors is subject to any different standards imposed by our operating agreement, the Act or under any other law, rule or regulation or in equity, except that we must act in good faith at all times. These modifications of fiduciary duties are expressly permitted by Delaware law. These modifications are detrimental to the Class A unitholders because they restrict the remedies available to Class A unitholders for actions that without those limitations might constitute breaches of duty (including fiduciary duty).
The control of our manager may be transferred to a third party without unitholder consent.
Our manager may transfer its manager interest to a third party in a merger or consolidation, in a transfer of all or substantially all of its assets or otherwise without the consent of our unitholders. Furthermore, our principals may sell or transfer all or part of their interests in our manager without the approval of our unitholders. A new manager could have a different investment philosophy or use its control of our board of directors to make changes to our business that materially affect our funds, our results of operations or our financial condition.
Our ability to make distributions to our Class A unitholders may be limited by our holding company structure, applicable provisions of Delaware law, contractual restrictions and the terms of any senior securities we may issue in the future.
We are a limited liability holding company and have no material assets other than the ownership of our interests in the Oaktree Operating Group held through the Intermediate Holding Companies. We have no independent means of generating revenues. Accordingly, to the extent we decide to make distributions to our Class A unitholders, we will cause the Oaktree Operating Group to make distributions to its unitholders, including the Intermediate Holding Companies, to fund any distributions we may declare on the Class A units. When the Oaktree Operating Group makes such distributions, all holders of Oaktree Operating Group units are entitled to receive pro rata distributions based on their ownership interests in the Oaktree Operating Group.

The declaration and payment of any future distributions is at the sole discretion of our board of directors, and we may at any time modify our approach with respect to the proper metric for determining cash flow available for distribution. Our board of directors will take into account factors it deems relevant, such as, but not limited to, working capital levels, known or anticipated cash needs, business and investment opportunities, general economic and business conditions, our obligations under our debt instruments or other agreements, our compliance with applicable laws, the level and character of taxable income that flows through to our Class A unitholders, the availability and terms of outside financing, the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise, providing for future distributions to our Class A unitholders and growing our capital base. Under the Act, we may not make a distribution to a member if, after the distribution, all our liabilities, other than liabilities to members on account of their limited liability company interests and liabilities for which the recourse of creditors is limited to specific property of the limited liability company, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any member who received a distribution and knew at the time of the distribution that the distribution was in violation of the Act would be liable to us for three years for the amount of the distribution. In addition, the Oaktree Operating Group's cash flow may be insufficient to enable it to make required minimum tax distributions to holders of its units, in which case the Oaktree Operating Group may have to borrow funds or sell assets and thus our liquidity and financial condition could be materially adversely affected. Our operating agreement contains provisions authorizing the issuance of preferred units in us by our board of directors at any time without unitholder approval.
Furthermore, by paying cash distributions rather than investing that cash in our business, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
We are required to pay the OCGH unitholders for most of the tax benefits we realize as a result of the tax basis step-up we receive in connection with the sales by the OCGH unitholders of interests held in OCGH.
Subject to certain restrictions, each OCGH unitholder has the right to exchange his or her vested OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. In the event of an exchange, our Intermediate Holding Companies will deliver, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in exchange for the applicable OCGH unitholder's OCGH units pursuant to an exchange agreement. These exchanges are expected to result in increases in the tax depreciation and amortization deductions, as well as an increase in the tax basis of other assets, of certain of the Oaktree Operating Group entities that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the tax basis of other assets, may reduce the amount of tax that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of the increased deductions and tax basis increase, and a court could sustain such a challenge.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with the OCGH unitholders that provides for the payment by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. to the OCGH unitholders of 85% of the amount of tax savings, if any, that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis of entities owned by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. The payments that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. may make to the OCGH unitholders could be material in amount.
Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the OCGH unitholders will not reimburse Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. for any payments that have been previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made to the OCGH unitholders under the tax receivable agreement in excess of Oaktree Holdings, Inc.'s and Oaktree AIF Holdings, Inc.'s cash tax savings. Their ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income.
In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, Oaktree Holdings, Inc.'s and Oaktree AIF Holdings, Inc.'s (or their successors') obligations with respect to exchanged units (whether exchanged before or after the change of control) would be based on certain assumptions, including that they would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement.
Risks Relating to United States Taxation
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available and is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of Class A unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Class A unitholders should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and UST, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our Class A units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, cause us to change our investments and commitments, affect the tax considerations of an investment in us and adversely affect an investment in our Class A units. For example, the U.S. Congress recently considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the incentive income) as ordinary income to such partner for U.S. federal income tax purposes. Please see “—The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.”
Our operating agreement permits our board of directors to modify our operating agreement from time to time, without the consent of our Class A unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, the revisions could have a material adverse impact on some or all Class A unitholders. Moreover, we apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to Class A unitholders in a manner that reflects such Class A unitholders' beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code or UST regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects Class A unitholders.
If we were treated as a corporation for U.S. federal income tax or state tax purposes, then our distributions to our Class A unitholders would be substantially reduced and the value of our Class A units would be adversely affected.
The value of our Class A unitholders' investment in us depends to a significant extent on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code, and that we not be required to be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause us, in either event, to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to U.S. federal income tax. Moreover, the anticipated after-tax benefit of an investment in our Class A units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to Class A unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to them. Because a tax would be imposed upon us as a corporation, our distributions to Class A unitholders would be substantially reduced, likely causing a substantial reduction in the value of our Class A units.

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity-level taxation. Please see “—The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.” For example, certain states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our Class A unitholders would be reduced.
Our Class A unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Code and we are not required to register as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law (please see “—The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.”), we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. As a result, our Class A unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within their taxable year, regardless of whether or not our Class A unitholders receive cash distributions from us.
Our Class A unitholders may not receive cash distributions equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a controlled foreign corporation (“CFC”) or a passive foreign investment company (“PFIC”), may produce taxable income prior to the receipt of cash relating to such income, and Class A unitholders may be required to take that income into account in determining their taxable income. In the event of an inadvertent termination of our partnership status, for which limited relief may be available, each holder of our Class A units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. These adjustments may require persons holding our Class A units to recognize additional amounts in income during the years in which they hold such units.
A portion of our interest in the Oaktree Operating Group is held through Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which are treated as corporations for U.S. federal income tax purposes and may be liable for significant taxes that could potentially adversely affect the value of our Class A units.
In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, we hold a portion of our interest in the Oaktree Operating Group through Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which are treated as corporations for U.S. federal income tax purposes. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of our Class A units. Those additional taxes did not apply to the OCGH unitholders in OCM's organizational structure in effect before the 2007 Private Offering and do not apply to the OCGH unitholders following the 2007 Private Offering to the extent they own equity interests in the Oaktree Operating Group entities through OCGH.
The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.
Over the past several years, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. The U.S. House of Representatives in May 2010 passed legislation (the “May 2010 House Bill”) that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Your interest in us, our interest in Oaktree

Holdings, LLC and the interests that Oaktree Holdings, LLC holds in entities that are entitled to receive incentive income may have been classified as ISPIs for purposes of this legislation. The U.S. Senate considered but did not pass similar legislation. More recently, Representative Sander Levin and Senator Harkin separately introduced similar legislation (the “2012 bills”) that would tax carried interest at ordinary income tax rates, which would be higher than the proposed blended rate under the May 2012 House bill. It is unclear when or whether the U.S. Congress will pass such legislation or what provisions will be included in any final legislation, if enacted.
Each of the May 2010 House bill and the 2012 bills provides that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective income tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.
On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation follows several prior statements by the Obama administration in support of changing the taxation of carried interest. Furthermore, in its published revenue proposal for 2013, the Obama administration proposed that current law regarding the treatment of incentive income be changed to subject such income to ordinary income tax. The Obama administration's published revenue proposals for 2010, 2011 and 2012 contained similar proposals.
States and other jurisdictions have also considered legislation to increase taxes with respect to incentive income. For example, New York considered legislation under which Class A unitholders could be subject to New York state income tax on income in respect of our Class A units as a result of certain activities of our affiliates in New York. This legislation would have been retroactive to January 1, 2010. It is unclear when or whether similar legislation will be enacted.
Additional proposed changes in the U.S. taxation of businesses could adversely affect us.
On February 22, 2012, the Obama administration announced its “framework” of key elements to change the U.S. federal income tax rules for businesses. Few specifics were included, and it is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be. Several parts of the framework if enacted could adversely affect us. First, the framework would reduce the deductibility of interest for corporations in a manner not yet specified. A reduction in interest deductions could increase our tax rate and thereby reduce cash available for distribution to investors or for other uses by us. Such a reduction could also increase the effective cost of financing by companies in which we invest, which could reduce the value of our carried interest in respect of such companies. The framework would also reduce the top marginal tax rate on corporations from 35% to 28%. The framework suggests some entities currently treated as partnerships for tax purposes should be subject to an entity-level income tax similar to the corporate income tax. If such a proposal caused us to be subject to additional entity-level taxes, it could reduce cash available for distribution to investors or for other uses by us. Finally, the framework reiterates President Obama's support for treatment of carried interest as ordinary income, as provided in the Obama administration's revenue proposal for 2013 described above. Because the framework did not include specifics, its effect on us is unclear, but the framework reflects a commitment by the Obama administration to try to change the tax law in ways that could be adverse to us.
Complying with certain tax-related requirements may cause us to invest through foreign or domestic corporations subject to corporate income tax or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.
In order for us to be treated as a partnership for U.S. federal income tax purposes and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the Investment Company Act. In order to effect such treatment, we (or our subsidiaries) may be required to invest through foreign or domestic corporations subject to corporate income tax or enter into acquisitions, borrowings, financings or other transactions we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow.

Changes in U.S. tax law could adversely affect our ability to raise funds from certain foreign investors.
Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), a broadly defined class of foreign financial institutions are required to comply with a complicated and expansive reporting regime following the expiration of an initial phase-in period or be subject to certain U.S. withholding taxes. The reporting obligations imposed under FATCA require these foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.
Taxable gain or loss on disposition of our Class A units could be more or less than expected.
If a unitholder sells its Class A units, it will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those Class A units. Prior distributions to such unitholder in excess of the total net taxable income allocated to it, which decreased the tax basis in its Class A units, will in effect become taxable income to such unitholder if the Class A units are sold at a price greater than its tax basis in those Class A units, even if the price is less than the original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to such selling unitholder.
We may hold or acquire certain investments through entities classified as a PFIC or CFC for U.S. federal income tax purposes.
Certain of our funds' investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be a PFIC or a CFC for U.S. federal income tax purposes. Class A unitholders indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences. For example, a portion of the amount a unitholder realizes on a sale of their Class A units may be recharacterized as ordinary income. In addition, Oaktree Holdings, Ltd. is treated as a CFC for U.S. tax purposes, and, as such, each Class A unitholder that is a U.S. person is required to include in income its allocable share of Oaktree Holdings, Ltd.'s “Subpart F” income reported by us.
Non-U.S. persons face unique U.S. tax issues from owning Class A units that may result in adverse tax consequences to them.
We intend to use reasonable efforts to structure our investments in a manner such that non-U.S. holders do not incur income that is effectively connected with a U.S. trade or business (“ECI”) with respect to an investment in our Class A units. However, we may invest in flow-through entities that are engaged in a U.S. trade or business and, in such case, we and non-U.S. holders of Class A units would be treated as being engaged in a U.S. trade or business for U.S. federal income tax purposes, even if we do not recognize ECI from such investments. Current UST regulations provide that non-U.S. holders that are deemed to be engaged in a U.S. trade or business are required to file a U.S. federal income tax return even if such holders do not recognize any ECI. In addition, although we intend to take the position that income allocated to us from our investments is not ECI, if the IRS successfully challenged certain of our methods of allocation of income for U.S. federal income tax purposes, it is possible non-U.S. holders could recognize ECI with respect to their investment in our Class A units.
To the extent our income is treated as ECI, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file U.S. federal income tax returns for such year reporting their allocable shares of income effectively connected with such trade or business and any other income treated as ECI and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income (state and local income taxes and filings may also apply in that event). Non-U.S. holders that are corporations may also be subject to a 30% branch profits tax on their allocable share of such income. In addition, certain income from U.S. sources that is not ECI allocable to non-U.S. holders will be reduced by withholding taxes imposed at the highest effective applicable tax rate. A portion of any gain recognized by a non-U.S. holder on the sale or exchange of Class A units could also be treated as ECI.

Tax-exempt entities face unique tax issues from owning Class A units that may result in adverse tax consequences to them.
In light of our intended investment activities, we may derive income that constitutes unrelated business taxable income (“UBTI”). Consequently, a holder of Class A units that is a tax-exempt entity (including an individual retirement account or a 401(k) plan participant) may be subject to unrelated business income tax to the extent that its allocable share of our income consists of UBTI. A tax-exempt partner of a partnership could be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partnership interest itself is debt-financed.
We will adopt certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our Class A units.
We will adopt depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing UST regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our Class A unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of Class A units and could have a negative impact on the value of our Class A units or result in audits of and adjustments to our Class A unitholders' tax returns.
The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for U.S. federal income tax purposes.
We will be considered to have been terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all Class A unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.
Class A unitholders may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our Class A units.
In addition to U.S. federal income taxes, our Class A unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our Class A unitholders do not reside in any of those jurisdictions. Our Class A unitholders may be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these jurisdictions. Furthermore, Class A unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Class A unitholder to file all U.S. federal, foreign, state and local tax returns that may be required of such Class A unitholder.
Although we expect to provide estimates by February 28 of each year, we do not expect to be able to furnish definitive Schedule K-1s to IRS Form 1065 to each unitholder prior to the deadline for filing U.S. income tax returns, which means that holders of Class A units who are U.S. taxpayers may want to file annually a request for an extension of the due date of their income tax returns.
It may require a substantial period of time after the end of our fiscal year to obtain the requisite information from all lower-tier entities to enable us to prepare and deliver Schedule K-1s to IRS Form 1065. Notwithstanding the foregoing, we expect to provide estimates of such tax information (including a Class A unitholder's allocable share of our income, gain, loss and deduction for our preceding year) by February 28 of the year following each year; however, there is no assurance that the Schedule K-1s, which will be provided after the estimates, will be the same as our estimates. For this reason, holders of Class A units who are U.S. taxpayers may want to file with the IRS (and certain states) a request for an extension past the due date of their income tax returns.
Tax consequences to the OCGH unitholders may give rise to conflicts of interests.
As a result of an unrealized built-in gain attributable to the value of our assets held by the Oaktree Operating Group entities at the time of the 2007 Private Offering and unrealized built-in gain attributable to OCGH at the time of our initial public offering in April 2012, upon the taxable sale, refinancing or disposition of the assets owned by the Oaktree Operating Group entities, the OCGH unitholders may incur different and significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the OCGH unitholders upon a realization event. As the OCGH unitholders will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets may also influence the timing and amount of payments that are received by an exchanging or selling OCGH unitholder under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the OCGH unitholders pursuant to the tax receivable agreement. Because our principals hold their economic interest in our business primarily through OCGH and control both us and our manager (which is entitled to designate all the members of our board of directors), these differing objectives may give rise to conflicts of interest. We will be entitled to resolve these conflicts as described elsewhere in this annual report. Please see “—Risks Relating to Our Organization and Structure—Our principals and executive officers hold only a nominal amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a Class A unitholder to successfully challenge a resolution of a conflict of interest by us.”
Due to uncertainty in the proper application of applicable law, we may over-withhold or under-withhold on distributions to Class A unitholders.
For each calendar year, we will report to Class A unitholders and the IRS the amount of distributions we made to Class A unitholders and the amount of U.S. federal income tax (if any) that we withheld on those distributions. The proper application to us of rules for withholding under Section 1441 of the Code (applicable to certain dividends, interest and similar items) is unclear. Because the documentation we receive may not properly reflect the identities of Class A unitholders at any particular time (in light of possible sales of Class A units), we may over-withhold or under-withhold with respect to a particular holder of Class A units. For example, we may impose withholding, remit that amount to the IRS and thus reduce the amount of a distribution paid to a non-U.S. Holder. It may turn out, however, that the corresponding amount of our income was not properly allocable to such holder, and the withholding should have been less than the actual withholding. Such holder would be entitled to a credit against the holder's U.S. tax liability for all withholding, including any such excess withholding, but if the withholding exceeded the holder's U.S. tax liability, the holder would have to apply for a refund to obtain the benefit of the excess withholding. Similarly, we may fail to withhold on a distribution, and it may turn out that the corresponding income was properly allocable to a non-U.S. Holder and withholding should have been imposed. In that event, we intend to pay the under-withheld amount to the IRS, and we may treat such under-withholding as an expense that will be borne by all holders of Class A units on a pro rata basis (since we may be unable to allocate any such excess withholding tax cost to the relevant non-U.S. holder).
Certain U.S. holders of common units are subject to additional tax on “net investment income.”
U.S. holders that are individuals, estates or trusts are subject to a Medicare tax of 3.8% on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person's adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in our Class A units will be included in a U.S. holder's “net investment income” subject to this Medicare tax.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Properties
Our principal executive offices are located in leased office space at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. We also lease the space for our offices in New York, Stamford, London, Frankfurt, Paris, Beijing, Hong Kong, Seoul, Singapore and Tokyo. Certain affiliates of our managed funds lease office space in Amsterdam and Luxembourg. We do not own any material real property. We consider our facilities to be suitable and adequate for the management and operation of our business.

Item 3. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal actions” in note 12 to our consolidated financial statements included elsewhere in this annual report, which section is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A units are traded on the NYSE under the symbol “OAK” and began trading on the NYSE on April 12, 2012. The following table sets forth the high and low intra-day sales prices per unit of our Class A units, for the periods indicated, as reported by the NYSE:

	Sales Price
2012	High	Low
First Quarter	N/A	N/A
Second Quarter	$42.55	$34.00
Third Quarter	41.26	34.98
Fourth Quarter	47.14	39.50
The number of holders of record of our Class A units as of March 11, 2013 was 7. This does not include the number of Class A unitholders that hold units in “street-name” through banks or broker-dealers.
Cash Distribution Policy
We intend to make distributions to our Class A unitholders quarterly, following the respective quarter end. Distributions to our Class A unitholders are funded by our share of the Oaktree Operating Group’s distributions. We use distributable earnings, a non-GAAP performance measure derived from our segment results, to measure our earnings at the Oaktree Operating Group level without the effects of the consolidated funds for purposes of, among other things, assisting in the determination of equity distributions from the Oaktree Operating Group. By excluding the results of our consolidated funds and segment investment income (loss), which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds and companies to us that is deemed the profit or loss component of the distributions and not a return of our capital contributions, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
We intend to distribute substantially all of the excess of our share of distributable earnings, net of income taxes, as determined by our board of directors after taking into account factors it deems relevant, such as, but not limited to, working capital levels, known or anticipated cash needs, business and investment opportunities, general economic and business conditions, our obligations under our debt instruments or other agreements, our compliance with applicable laws, the level and character of taxable income that flows through to our Class A unitholders, the availability and terms of outside financing, the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise, providing for future distributions to our Class A unitholders and growing our capital base. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. In addition, we are not permitted to make a distribution under Section 18-607 of the Delaware Limited Liability Company Act if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.

The declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time. Please see “Risk Factors—We cannot assure you that our intended quarterly distributions will be paid each quarter or at all.”
Class A unitholders receive their share of these distributions by the Oaktree Operating Group, net of expenses that we and our Intermediate Holding Companies bear directly, such as income taxes or payment obligations under the tax receivable agreement. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. The distribution amounts as between any given periods are likely to vary materially due to this and other factors.
With respect to upcoming distributions applicable to fiscal year 2013, we currently estimate that the aggregate deductions taken in arriving at the cash distribution payable per Class A unit will include approximately 25 cents for payment obligations under the tax receivable agreement, to be deducted proportionately from each of the four remaining quarterly distributions. These deductions, which are subject to change as the year progresses, will be in addition to deductions for income taxes and other expenses that Oaktree or its Intermediate Holding Companies bear directly.
In each of the 2007 Private Offering and our initial public offering in April 2012, the exchange of OCGH units increased the tax basis of the tangible and intangible assets of the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that payments under the tax receivable agreement will aggregate to $47.2 million over the period ending in approximately 2029 with respect to the 2007 Private Offering and $87.8 million over the period ending in approximately 2034 with respect to our initial public offering.
Set forth below are the distributions per Class A unit that were paid on the indicated payment dates to the holders of record as of a date that was two to four business days prior to the payment date.

Payment Date	Applicable to Quarterly Period Ended	Distribution per Unit
March 1, 2013	December 31, 2012	$1.05
November 20, 2012	September 30, 2012	0.55
August 21, 2012	June 30, 2012	0.79
May 25, 2012	March 31, 2012	0.55
Total fiscal year 2012		$2.94

March 7, 2012	December 31, 2011	$0.42
October 28, 2011	September 30, 2011	0.29
July 29, 2011	June 30, 2011	0.51
April 29, 2011	March 31, 2011	0.64
Total fiscal year 2011		$1.86

Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2012
None.

Item 6. Selected Financial Data
The following sets forth selected historical consolidated financial and other data of Oaktree Capital Group, LLC as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The following data should be read together with “—Management's Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this annual report.
We derived the selected historical consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010, and the selected historical consolidated statements of financial condition data for the years ended December 31, 2012 and 2011, from our audited consolidated financial statements, which are included elsewhere in this annual report. We derived the selected historical consolidated statements of operations and financial condition data for all other periods from our audited consolidated financial statements, which are not included in this annual report.
The selected historical financial data are not necessarily indicative of the expected future operating results of Oaktree.

	As of or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per unit data or as otherwise indicated)
Consolidated Statements of Operations Data:
Total revenues	$144,983	$155,770	$206,181	$153,132	$97,524
Total expenses	(790,603)	(1,644,864)	(1,580,651)	(1,426,318)	(1,364,009)
Total other income (loss)	7,348,895	1,201,537	6,681,658	13,165,717	(6,354,205)
Income (loss) before income taxes	6,703,275	(287,557)	5,307,188	11,892,531	(7,620,690)
Income taxes	(30,858)	(21,088)	(26,399)	(18,267)	(17,341)
Net income (loss)	6,672,417	(308,645)	5,280,789	11,874,264	(7,638,031)
Less:
Net (income) loss attributable to non-controlling redeemable interests in consolidated funds	(6,016,342)	(233,573)	(5,493,799)	(12,158,635)	6,885,433
Net (income) loss attributable to OCGH non-controlling interest	(548,265)	446,246	163,555	227,313	625,285
Net income (loss) attributable to OCG	$107,810	$(95,972)	$(49,455)	$(57,058)	$(127,313)
Distributions declared per Class A unit	$2.31	$2.34	$2.17	$0.65	$0.76
Net income (loss) per Class A unit	$3.83	$(4.23)	$(2.18)	$(2.50)	$(5.53)
Weighted average number of Class A units outstanding	28,170	22,677	22,677	22,821	23,002

	As of or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except as otherwise indicated)
Consolidated Statements of Financial Condition Data:
Total assets	$43,869,998	$44,294,156	$47,843,660	$43,195,731	$31,797,278
Debt obligations	1,106,804	702,260	494,716	700,342	536,849
Non-controlling redeemable interests in consolidated funds	39,670,831	41,048,607	44,466,116	39,419,906	26,872,769
Segment Statements of Operations: (1)
Management fees	$747,440	$724,321	$750,031	$636,260	$544,520
Incentive income	461,116	303,963	413,240	175,065	173,876
Investment income (loss)	202,392	23,763	149,449	289,001	(151,249)
Total segment revenues	1,410,948	1,052,047	1,312,720	1,100,326	567,147
Compensation and benefits	(330,059)	(308,115)	(287,067)	(268,241)	(218,128)
Incentive income compensation expense	(222,594)	(179,234)	(159,243)	(65,639)	(64,845)
General and administrative expenses	(102,685)	(94,655)	(81,121)	(70,996)	(63,721)
Depreciation and amortization expense	(7,397)	(6,583)	(6,481)	(6,792)	(6,738)
Total expenses	(662,735)	(588,587)	(533,912)	(411,668)	(353,432)
Interest expense, net of interest income (2)	(31,730)	(33,867)	(26,173)	(13,071)	(6,437)
Other income (expense)	767	(1,209)	11,243	—	—
Adjusted net income	$717,250	$428,384	$763,878	$675,587	$207,278

Segment Statements of Financial Condition Data: (1)
Cash and cash-equivalents	$458,191	$297,230	$348,502	$433,769	$141,590
U.S. Treasury and government agency securities	370,614	381,697	170,564	74,900	—
Corporate investments, at equity	1,115,952	1,159,287	1,108,690	909,329	606,478
Total assets	2,359,548	2,083,908	1,944,801	1,702,403	913,757
Debt obligations	615,179	652,143	403,571	425,000	196,429
Total liabilities	965,655	959,908	708,085	742,570	424,182
Total unitholders' capital	1,393,893	1,124,000	1,236,716	959,833	489,575
Operating Metrics:
Assets under management (in millions):
Assets under management	$77,051	$74,857	$82,672	$73,278	$49,866
Management fee-generating assets under management	66,784	66,964	66,175	62,677	50,234
Incentive-creating assets under management	33,989	36,155	39,385	33,339	22,197
Uncalled capital commitments (3)	11,201	11,201	14,270	11,055	7,205
Accrued incentives (fund level): (4)
Incentives created (fund level)	911,947	(75,916)	889,721	1,239,314	(223,328)
Incentives created (fund level), net of associated incentive income compensation expense	522,800	(30,600)	516,183	699,664	(122,822)
Accrued incentives (fund level)	2,137,798	1,686,967	2,066,846	1,590,365	526,116
Accrued incentives (fund level), net of associated incentive income compensation expense	1,282,194	1,027,711	1,166,583	879,879	285,279

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. In addition, adjusted net income excludes the effect of: (a) non-cash equity compensation charges related to OCGH units issued prior to our initial public offering, (b) income taxes, (c) expenses that OCG or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. Adjusted net income is calculated at the Oaktree Operating Group level. For additional information regarding these reconciling adjustments, as well as reconciliations of segment total assets to consolidated total assets, please see the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report.

(2)	Interest income was $2.6 million, $2.3 million, $1.9 million, $0.7 million and $6.5 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(3)
Uncalled capital commitments represent undrawn capital commitments by partners (including Oaktree as general partner) of our closed-end funds in their investment periods. If a fund distributes capital during its investment period, that capital is typically subject to possible recall, in which case it is included in uncalled capital commitments.

(4)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as segment incentive income. We recognize incentive income when it becomes fixed or determinable, all related contingencies have been removed and collection is reasonably assured. Amounts recognized by us as incentive income no longer are included in accrued incentives (fund level), the term we use for remaining fund-level accruals. Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among other factors, but generally equals between 40% to 55% of segment incentive income revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this annual report. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $77.1 billion in AUM as of December 31, 2012 across a broad array of sophisticated investment strategies that we categorize into six asset classes: distressed debt, corporate debt, control investing, convertible securities, real estate and listed equities. Over more than a quarter-century we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets. Our investment approach, based on the primacy of risk control, and the strong risk-adjusted performance record it has produced appeal to the many investors who seek attractive returns with less-than-commensurate risk. Oaktree's growth and success are byproducts of our proven investment approach and always putting our clients' interests first.
We manage assets on behalf of many of the most significant institutional investors in the world, including 75 of the 100 largest U.S. pension plans, 38 states in the United States, approximately 400 corporations, over 300 university, charitable and other endowments and foundations, 10 sovereign wealth funds and over 250 other non-U.S. institutional investors. We serve these clients with over 700 employees, including 229 investment professionals in 13 offices in 10 countries, of which the largest offices are in Los Angeles (headquarters), London, New York and Hong Kong.
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income from the funds we manage and other third-party funds and companies in which we invest. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund's liquidation period) or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors' profits in most of the closed-end and evergreen funds. Investment income refers to the investment return on a mark-to-market basis on the amounts that we invest in Oaktree and third-party funds, as well as our equity income participation from investments in other companies.
2012 Business Environment and Developments
As a global investment manager, we are affected by myriad factors, including the conditions of the economy and financial markets, the relative attractiveness of our investment strategies and investors' demand for them, and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and revenue mix historically has allowed us to perform in both strong and weak economies. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially distressed debt. Additionally, during weak financial markets there often is expanded availability of bargain investments, and our risk-control investment approach generally excels on a relative basis. Conversely, the strong phase of the economic cycle generally increases the value of our investments and creates favorable exit opportunities, while motivating us to be more restrained in sizing funds in distress-oriented strategies.
In general, 2012 was characterized by continuing recoveries in financial markets and economies from the global financial crisis, a “search for yield” on the part of investors facing historically low interest rates fueled by central banks' support of the nascent economic recovery, and anxiety about the prospects of Europe slipping back into recession or emerging market economies experiencing a slowdown in growth. The economic recovery in the U.S. and elsewhere was uneven, largely bypassing, for example, certain sub-sectors of the commercial real estate market. In Europe, monetary measures forestalled long-anticipated fire-sales by banks of their troubled assets, but the banks’ weakened financial condition created a partial void in the availability of debt capital for many of their traditional corporate borrowers. Investors’ hunger for yield, coupled with low interest rates, drove corporate bond issuance to record levels in the U.S. and Europe, while the generally positive economic and liquidity environments kept corporate default rates low. As rising equity markets neared pre-crisis highs, new issuance of convertible securities slowly restarted after residing at historically low levels since the onset of the crisis.
We capitalized on 2012's rising market prices and improving capital market conditions to continue selling appreciated closed-end fund holdings. Even though we had distributed in 2011 a record amount of $10.5 billion from liquidating closed-end funds, approximately 60%, or $21.4 billion, of our closed-end funds' aggregate NAV at the start of 2012 remained in those liquidating closed-end funds. During 2012, we generated a new record of $12.7 billion in liquidating closed-end fund distributions. In an environment conducive to selling securities in our distress-oriented strategies at full prices, bargain purchases in this specific sector naturally were relatively scarce. Conversely, attractive investing opportunities continued to exist for our real estate, principal investing, power opportunities and mezzanine strategies.
Across our open-end funds, NAVs were boosted by the year's strong credit and equity markets. Yields on fixed-rate debt, such as that held in our high yield bond strategies, fell to historic lows, although yield spreads over U.S. Treasury notes were roughly in line with historic averages. As yields on high yield bonds and other debt fell to historic lows, many investors turned to floating-rate debt, such as that held in our senior loan and enhanced income funds, for protection in the event interest rates turn upward.
Our fundraising activities in 2012 centered on closed-end fund strategies, primarily distressed debt and real estate; ongoing marketing of our open-end and evergreen funds; and a number of new initiatives surrounding investment products and distribution channels. We increased the size of our next distressed debt fund, Opps IX, to nearly double the capital of its predecessor fund, in anticipation of buying opportunities that ultimately may arise from the current period's liberal lending practices and/or the next economic downturn. Conversely, in the case of convertible securities, the paucity of new issuance and resulting shrinkage of the market in recent years has caused us to periodically decline to accept new capital, a condition that would likely change if the recent increase in new issuance is sustained.
The May 2007 Restructuring and The 2007 Private Offering
The May 2007 Restructuring
Our business was previously operated through Oaktree Capital Management, LLC, a California limited liability company, formed in April 1995, which was owned by our principals, certain third-party investors and senior employees. Prior to completion of the 2007 Private Offering, Oaktree Capital Management, LLC caused all of our business to be contributed to the Oaktree Operating Group.
In addition to the contribution and assignment of OCM's business to the Oaktree Operating Group entities, in the May 2007 Restructuring the owners who held interests in OCM exchanged those interests for units in OCGH. Each OCGH unit represents a limited partnership interest in OCGH. In exchange for the assignment and contribution of OCM's business to the Oaktree Operating Group, OCGH received limited partnership interests in each Oaktree Operating Group entity. We collectively refer to the interests in the Oaktree Operating Group as the “Oaktree Operating Group units.” Each Oaktree Operating Group unit represents one limited partnership interest in each of the Oaktree Operating Group entities. An Oaktree Operating Group unit is not a separate legal interest.
The 2007 Private Offering
On May 21, 2007, we sold 23,000,000 Class A units to qualified institutional buyers (as defined in the Securities Act) in a transaction exempt from the registration requirements of the Securities Act, and these Class A units began to trade on a private over-the-counter market developed by Goldman, Sachs & Co. for Tradable Unregistered Equity Securities (the “GSTrUE OTC market”).
Upon the consummation of the 2007 Private Offering, we contributed the net offering proceeds to the Intermediate Holding Companies. The Intermediate Holdings Companies enable us to maintain our partnership status for tax purposes and to meet the qualifying income exception.
Immediately after the May 2007 Restructuring and other transactions associated with the 2007 Private Offering, we became the owner of, and our Class A unitholders therefore had, a minority indirect economic interest in the Oaktree Operating Group, while OCGH retained a majority direct economic interest in the Oaktree Operating Group.
Initial Public Offering
On April 12, 2012, Oaktree Capital Group, LLC listed its Class A units on the NYSE. In connection with the listing, Oaktree sold 7,888,864 Class A units and selling unitholders sold 954,159 Class A units. Upon the completion of the initial public offering, we owned approximately 20% of the Oaktree Operating Group, and our principals controlled 98% of the total combined voting power of our units entitled to vote. We did not receive any of the proceeds from the sale of Class A units by the selling unitholders, and we used the offering proceeds from our issuance to acquire interests in our business from Oaktree's principals, current and former employees and other investors.
Understanding Our Results - Consolidation of Oaktree Funds
GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests. Consolidated funds consist of those funds in which we hold a general partner interest that gives us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separately managed accounts, represented 32.0% of our AUM as of December 31, 2012, and 18.0% and 10.4% of our segment management fees and segment revenues, respectively, for the year ended December 31, 2012.
When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated fund on a gross basis, subject to eliminations from consolidation. Those eliminations have the effect of reclassifying from consolidated revenues to consolidated non-controlling interests the management fees and other revenues that we earn from consolidated funds, because interests in the consolidated funds held by third-party investors are treated as non-controlling interests. Conversely, the presentation of incentive income compensation expense and other expenses associated with generating such reclassified revenue is not affected by the consolidation process. The assets, liabilities, revenues and expenses attributable to non-controlling interests are presented as non-controlling redeemable interests in consolidated entities in the consolidated statements of financial condition and as net income attributable to non-controlling redeemable interests in consolidated entities in the consolidated statements of operations.
The elimination of consolidated funds from our consolidated revenues means that going forward consolidated revenues are expected to be significantly impacted by fund flows and fluctuations in the market-value of our separately managed accounts, as well as the revenues earned from one of our power opportunities funds which we do not consolidate. The “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis.”
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates. While we typically earn management fees for each of the funds that we manage, the contractual terms of those management fees vary by fund structure. We also have the opportunity to earn incentive income from most of our closed-end funds and evergreen funds. Our closed-end funds generally provide that our incentive allocation is equal to 20% of our investors’ profits, after the investors (including us, as general partner) receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we receive 80% of all distributions otherwise attributable to our investors and the investors receive the remaining 20% until we have received, in the aggregate, 20% of all such distributions in excess of contributed capital from the inception of the fund. Thereafter, all such future distributions are distributed 80% to the investors and 20% to us. Our third segment revenue source, investment income, represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds and businesses. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” for a detailed discussion of the structure of our funds.

Expenses
Compensation and Benefits
Compensation and benefits reflects all compensation-related items not directly related to incentive income or the vesting of OCGH and Class A units, including salaries, bonuses, compensation based on management fees or a definition of profits and employee benefits.
Incentive Income Compensation Expense
Incentive income compensation expense includes compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the incentive income. There is no fixed percentage for this compensation expense, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income is not meaningful because of the fact that most incentive income is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For a meaningful percentage relationship, please see “—Segment Analysis” below. Additionally, note 12 to our consolidated financial statements contains the estimated incentive income compensation expense related to accrued incentives (fund level).
Equity-Based Compensation
Equity-based compensation expense reflects the non-cash charge associated with the OCGH units held by our principals and employees at the time of the 2007 Private Offering and as a result of subsequent grants of Class A and OCGH units. Starting with the year ended December 31, 2007, the non-cash compensation expense for units held at the time of the 2007 Private Offering was charged equally over the five-year vesting period that ended January 2, 2012, based on the units’ value as of the 2007 Private Offering. The remaining $5.1 million of unrecognized compensation expense relating to the 2007 Private Offering as of December 31, 2011 was recognized in the first quarter of 2012. As of December 31, 2012, we had $102.5 million of unrecognized compensation expense relating to unit grants subsequent to the 2007 Private Offering that we expect to recognize in our consolidated financial statements over their weighted average remaining vesting period of 5.3 years.
General and Administrative Expenses
General and administrative expenses include costs related to occupancy, accountants, tax professionals, legal advisors, consultants, travel, communications and information services, foreign exchange activity, depreciation and amortization and other general and operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling redeemable interests in consolidated funds. In addition, until April 2012 we operated as a private company. As we have incurred additional expenses associated with being a public company, general and administrative expenses have increased as compared with periods before we became a public company. Examples of such expenses include insurance for our directors and officers and costs to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Act and the Sarbanes-Oxley Act. We anticipate that these insurance and compliance costs will substantially increase certain of our general and administrative expenses as compared with periods prior to our becoming a public company, although the overall percentage of revenues represented by this expense category will depend upon a variety of factors, including those described above.
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

Other Income (Expense), Net
Other income (expense), net primarily reflects the settlement of an arbitration award we received relating to a former principal and portfolio manager of our real estate group who left us in 2005. Additionally, in the year ended December 31, 2012, other income (expense), net also reflected (a) the impact of a reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering, (b) the write-off of unamortized debt issuance costs related to the refinancing of our credit facility and (c) the write-off of certain receivables related to our corporate investments.
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
Net Income (Loss) Attributable to Non-Controlling Interests
Net income (loss) attributable to non-controlling interests represents the ownership interests that third parties hold in entities that are consolidated in our financial statements. These interests fall into two categories:

•
Net income or loss attributable to non-controlling redeemable interests in consolidated funds: This represents the non-controlling interests that third-party investors hold in consolidated funds, which interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income or loss, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly and the impact of equity-based compensation expense; and

•
Net income or loss attributable to OCGH non-controlling interest in consolidated subsidiaries: This represents the economic interest in the Oaktree Operating Group owned by OCGH, which interest is determined at the Oaktree Operating Group level, based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH unitholders are driven by our additional grants of OCGH units and our issuance, if any, of additional Class A units, as well as repurchases of OCGH units and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 8 to our consolidated financial statements included elsewhere in this annual report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

Segment and Operating Metrics
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our consolidated results of operations, please see “—Segment Analysis” below and the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income-OCG, fee-related earnings and fee-related earnings-OCG.
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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in determining ANI do not give effect to the consolidation of the funds that we manage. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to OCGH units issued prior to our initial public offering, (b) income taxes, (c) expenses that OCG or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Oaktree Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and inclusion of non-cash equity-based compensation charges for unit grants made after our initial public offering will likely make our calculations of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures for other asset managers.
We calculate adjusted net income-OCG, a non-GAAP measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) expenses, such as income tax expense, that OCG or its Intermediate Holding Companies bear directly and (c) any Oaktree Operating Group income taxes attributable to Oaktree Capital Group, LLC. Two of our Intermediate Holding Companies incur U.S. federal and state income taxes for their share of Oaktree Operating Group income. Generally, those two corporate entities hold an interest in the Oaktree Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings generally have been subject to corporate-level taxation, and most of our incentive income and investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings represented a larger proportion of our ANI. Myriad other factors affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.

Fee-Related Earnings
Fee-related earnings is a non-GAAP measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense. This calculation is considered baseline because it applies all bonus and other general expenses to management fees, even though a significant portion of those expenses is attributable to incentive and investment income. Fee-related earnings include non-cash equity-based compensation charges related to unit grants made after our initial public offering. Fee-related earnings is presented before income taxes.
Fee-related earnings-OCG is a non-GAAP measure that shows the portion of fee-related earnings attributable to Class A unitholders. Fee-related earnings-OCG represents fee-related earnings including the effect of (a) the OCGH noncontrolling interest, (b) expenses, such as income tax expense, that OCG or its Intermediate Holding Companies bear directly and (c) any Oaktree Operating Group income taxes attributable to Oaktree Capital Group, LLC. Fee-related earnings-OCG income taxes are calculated excluding any segment incentive or investment income (loss).
Among other factors, the inclusion of non-cash equity-based compensation charges for unit grants made after our initial public offering may make our calculations of fee-related earnings and fee-related earnings-OCG not directly comparable to similarly named measures for other asset managers.
Distributable Earnings
Distributable earnings is a non-GAAP performance measure derived from our segment results that we use to measure our earnings at the Oaktree Operating Group level without the effects of the consolidated funds for purposes of, among other things, assisting in the determination of equity distributions from the Oaktree Operating Group. However, the declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time.
In accordance with GAAP, certain of our funds are consolidated into our consolidated financial statements, notwithstanding the fact that we have only a minority economic interest in these funds. Consequently, our consolidated financial statements reflect the results of our consolidated funds on a gross basis. In addition, our segment results include investment income (loss), which under the equity method of accounting represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in other third-party managed funds and businesses, and which is largely non-cash in nature. By excluding the results of our consolidated funds and segment investment income (loss), which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, as well as distributions from our investments in companies, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
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
Assets Under Management
AUM generally refers to the assets we manage and equals the NAV of the assets we manage, the fund-level leverage on which management fees are charged and the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments.
Our AUM amounts include AUM for which we charge no fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics below may not be directly comparable to the AUM metrics of other asset managers.

Management Fee-Generating Assets Under Management
Management fee-generating AUM reflects the AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital during the investment period, without regard to changes in NAV or the pace of capital drawdowns, and during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds pay management fees based on their NAV.
Incentive-Creating Assets Under Management
Incentive-creating AUM refers to the AUM that may eventually produce incentive income. It represents the NAV of our funds for which we are entitled to receive an incentive allocation, excluding investments made by us and our employees and directors (which are not subject to an incentive allocation). All funds for which we are entitled to receive an incentive allocation are included in incentive-creating AUM, regardless of whether or not they are currently generating incentives. Incentive-creating AUM does not include undrawn capital commitments because they are not part of the NAV.
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
Consolidated Results of Operations
The following table sets forth our audited consolidated results of operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010

	(in thousands)
Consolidated Statement of Operations:
Revenues:
Management fees	$134,568	$140,715	$162,051
Incentive income	10,415	15,055	44,130
Total revenues	144,983	155,770	206,181
Expenses:
Compensation and benefits	(330,018)	(308,194)	(287,092)
Incentive income compensation expense	(222,594)	(179,234)	(159,243)
Equity-based compensation	(36,342)	(948,746)	(949,376)
Total compensation and benefits expense	(588,954)	(1,436,174)	(1,395,711)
General and administrative expenses	(108,814)	(103,617)	(90,432)
Consolidated fund expenses	(92,835)	(105,073)	(94,508)
Total expenses	(790,603)	(1,644,864)	(1,580,651)
Other income (loss):
Interest expense	(45,773)	(50,943)	(55,921)
Interest and dividend income	1,966,317	2,565,630	2,369,590
Net realized gain on consolidated funds’ investments	4,560,782	1,744,135	2,583,676
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	835,160	(3,064,676)	1,766,450
Investment income	25,382	8,600	6,620
Other income (expense), net	7,027	(1,209)	11,243
Total other income	7,348,895	1,201,537	6,681,658
Income (loss) before income taxes	6,703,275	(287,557)	5,307,188
Income taxes	(30,858)	(21,088)	(26,399)
Net income (loss)	6,672,417	(308,645)	5,280,789
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(6,016,342)	(233,573)	(5,493,799)
Net (income) loss attributable to OCGH non-controlling interest in consolidated subsidiaries	(548,265)	446,246	163,555
Net income (loss) attributable to Oaktree Capital Group, LLC	$107,810	$(95,972)	$(49,455)
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues
Management Fees
Management fees decreased $6.1 million, or 4.3%, to $134.6 million for the year ended December 31, 2012, from $140.7 million for the year ended December 31, 2011. The decrease primarily resulted from $9.4 million in lower advisory, director and certain other transaction fees for the benefit of our consolidated funds. We reduce our management fees by the amount of such ancillary fees so that our funds' investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements they are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on net income (loss) attributable to OCG. Partially offsetting the increase in ancillary fees was a non-recurring charge of $2.1 million related to a change in the management fee arrangement for the U.S. Treasury portion of PPIP incurred in 2011.
Incentive Income
Incentive income decreased $4.7 million, or 31.1%, to $10.4 million for the year ended December 31, 2012, from $15.1 million for the year ended December 31, 2011. The decline was the net result of a decrease in realizations attributable to the unconsolidated OCM/GFI Power Opportunities Fund II, L.P. (“Power Fund II”) and higher incentive income from a separately managed account.
Expenses
Compensation and Benefits
Compensation and benefits increased $21.8 million, or 7.1%, to $330.0 million for the year ended December 31, 2012, from $308.2 million for the year ended December 31, 2011. The increase reflected $23.8 million in higher bonus expense and a decrease of $4.9 million in phantom equity expense (to $2.3 million in 2012). The higher bonus expense in 2012 reflected both increased headcount and higher profitability. The lower phantom equity expense resulted from a smaller rise in the Class A unit trading price in 2012, as compared with 2011. Headcount, primarily in non-investment areas, grew 11.2% between December 31, 2011 and December 31, 2012.
Incentive Income Compensation Expense
Incentive income compensation expense increased $43.4 million, or 24.2%, to $222.6 million for the year ended December 31, 2012, from $179.2 million for the year ended December 31, 2011. Included in 2011’s incentive income compensation expense was a charge of $55.5 million, reflecting the acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb. Excluding the impact of that transaction, incentive income compensation expense increased $98.9 million, or 80.0%, principally as a result of the $157.1 million increase in segment incentive income, as well as differences in the compensation percentages among the funds that generated such segment incentive income for the two periods. The proportion of segment incentive income derived from principal investing and real estate funds increased, as compared with distressed debt and power opportunities funds. Historically, principal investing and real estate funds typically have had higher associated incentive income compensation expense than distressed debt and power opportunities funds.
Equity-Based Compensation
Equity-based compensation expense decreased $912.4 million, or 96.2%, to $36.3 million for the year ended December 31, 2012, from $948.7 million for the year ended December 31, 2011. The decrease reflected the fact that the OCGH units held at the time of our 2007 Private Offering became fully vested as of January 2, 2012.
General and Administrative Expenses
General and administrative expenses increased $5.2 million, or 5.0%, to $108.8 million for the year ended December 31, 2012, from $103.6 million for the year ended December 31, 2011. Excluding the impact of foreign currency-related items, general and administrative expenses increased $5.2 million, or 5.1%, to $107.3 million in 2012, primarily reflecting $10.5 million in higher costs associated with corporate growth, enhancements to our operational infrastructure, heightened industry regulatory demands and being a public company. Partially offsetting this increase was a $5.3 million decline in costs (to $2.1 million in 2012) associated with our initial public offering.
Consolidated Fund Expenses
Consolidated fund expenses decreased $12.3 million, or 11.7%, to $92.8 million for the year ended December 31, 2012, from $105.1 million for the year ended December 31, 2011. The decrease primarily reflected lower professional fees and administrative costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense decreased $5.1 million, or 10.0%, to $45.8 million for the year ended December 31, 2012, from $50.9 million for the year ended December 31, 2011. Interest expense related to Oaktree and its operating subsidiaries decreased $1.8 million, reflecting scheduled repayments of certain long-term debt. The remainder of the decrease was due to a $3.3 million decline in aggregate interest expense from our consolidated funds.

Interest and Dividend Income
Interest and dividend income decreased $599.3 million, or 23.4%, to $1,966.3 million for the year ended December 31, 2012, from $2,565.6 million for the year ended December 31, 2011. The decrease reflected a $599.6 million decline in interest and dividend income related to the consolidated funds, partially offset by a $0.3 million increase in interest income for Oaktree and its operating subsidiaries. The $599.6 million decline related to the consolidated funds was primarily due to the inclusion of $454.9 million of aggregate income in 2011 attributable to (a) a restructured evergreen fund and (b) a large dividend that resulted from the recapitalization of a portfolio company. Excluding these 2011 items, interest and dividend income for the consolidated funds decreased $144.4 million, largely due to lower interest and dividend income from distressed debt funds, reflecting a cyclical shift across the consolidated funds from distressed debt to equity and real estate-oriented investments.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $2,816.7 million, or 161.5%, to $4,560.8 million for the year ended December 31, 2012, from $1,744.1 million for the year ended December 31, 2011. Of the $4,560.8 million net realized gain in 2012, $3,189.3 million was attributable to distressed debt funds, including $1,890.2 million from Opps VIIb, $926.3 million to control investing funds and $286.6 million to real estate funds. Of the $1,744.1 million net realized gain in 2011, $1,536.3 million was attributable to distressed debt funds, including $1,162.1 million from Opps VIIb.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments improved by $3,899.9 million, to a gain of $835.2 million for the year ended December 31, 2012, from a loss of $3,064.7 million for the year ended December 31, 2011. Excluding the $2,816.7 million increase in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $6,716.6 million, to a gain of $5,396.0 million for the year ended December 31, 2012, from a loss of $1,320.6 million for the year ended December 31, 2011. The improvement reflected generally higher fund returns attributable to rising financial markets in 2012, as compared to the generally negative performance by most major financial markets in 2011. Of the $5,396.0 million net gain in 2012, $3,446.5 million was attributable to distressed debt funds, including $1,499.5 million from Opps VIIb. Of the remaining $1,949.5 million net gain, $894.3 million was attributable to control investing funds, $557.5 million to real estate funds and $285.0 million to the high yield bond strategy. Of the $1,320.6 million net loss in 2011, $859.2 million was attributable to distressed debt funds, including $402.7 million from Opps VIIb, and $163.7 million to control investing funds.
Investment Income
Investment income increased $16.8 million, or 195.3%, to $25.4 million for the year ended December 31, 2012, from $8.6 million for the year ended December 31, 2011. The $25.4 million of income in 2012 included $22.9 million of income from our investment in DoubleLine, of which $8.0 million related to performance fees, $6.2 million of income from our investment in the DoubleLine Opportunistic Income LP fund, and a $5.3 million loss resulting from our investment in Apson Global Fund L.P. The $8.6 million of income in 2011 included income of $1.9 million from unconsolidated Power Fund II, $1.8 million from our investment in DoubleLine, of which $2.2 million related to performance fees, and $5.4 million from our investment in the DoubleLine Opportunistic Income LP fund.
Other Income (Expense), Net
Other income (expense), net increased to income of $7.0 million for the year ended December 31, 2012, from expense of $1.2 million for the year ended December 31, 2011. The income of $7.0 million in 2012 included a $6.3 million reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering. Please see “—Income Taxes” below. Additionally, in 2012 there was $3.1 million of income attributable to the sale of a real estate property and other proceeds received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005, a $0.8 million write-off of debt issuance costs associated with the refinancing of our credit facility and a $1.7 million write-off of certain receivables related to corporate investments. Please see note 6 to our consolidated financial statements included elsewhere in this annual report for a further discussion of the refinancing of our credit facility. The expense of $1.2 million in 2011 reflected an adjustment to the carrying value of one of the properties received as part of the 2010 arbitration award.
Income Taxes
Income taxes increased $9.8 million, or 46.4%, to $30.9 million for the year ended December 31, 2012, from $21.1 million for the year ended December 31, 2011. The increase in taxes was due to an increase in income attributable to Class A unitholders in 2012 as compared to 2011, as well as a one-time tax expense of $7.1 million in 2012 stemming from a remeasurement of our deferred tax assets. The amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering was reduced due to a decrease in the future effective tax rate applied to income subject to tax, which also reduced the tax receivable agreement liability payable to OCGH unitholders, resulting in income of $6.3 million in 2012. The effective tax rate applicable to Class A unitholders was 15% for 2012, excluding the impact of the one-time tax expense, as compared with the effective income tax rate applicable to Class A unitholders of 26% for 2011. If the one-time tax expense were to be included, the effective tax rate applicable to Class A unitholders for 2012 would increase to 19%. Applied against the OCG portion of income after adjusting for the non-deductible compensation expense, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which factor can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income (Loss) Attributable to Oaktree Capital Group, LLC
Net income (loss) attributable to Oaktree Capital Group, LLC increased $203.8 million, to net income of $107.8 million for the year ended December 31, 2012, from a net loss of $96.0 million for the year ended December 31, 2011. The increase resulted primarily from lower equity-based compensation expense and higher segment revenues, partially offset by higher segment expenses. The decline in equity-based compensation expense was primarily due to the final vesting of pre-2007 Private Offering units on January 2, 2012.
Net Income Attributable to Non-Controlling Redeemable Interests in Consolidated Funds
Net income attributable to non-controlling redeemable interests in consolidated funds increased $5,782.7 million, to $6,016.3 million for the year ended December 31, 2012, from $233.6 million for the year ended December 31, 2011, as a result of higher net gains on investments, partially offset by a decrease in interest and dividend income in 2012. These effects are described in more detail above under “—Other Income (Loss).”
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenues
Management Fees
Management fees decreased $21.4 million, or 13.2%, to $140.7 million for the year ended December 31, 2011, from $162.1 million for the year ended December 31, 2010. The decrease reflected $10.4 million in lower advisory, director and certain other transaction fees for the benefit of our consolidated funds. We reduce management fees by the amount of such ancillary fees so that our funds' investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements they are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on net income (loss) attributable to OCG. Adding to the decrease in management fees were $5.0 million in lower fees attributable to the convertible securities asset class and $2.8 million in lower fees from PPIP. The $5.0 million decline in fees attributable to the convertible securities asset class was primarily attributable to lower performance-based management fees. The $2.8 million decline in fees from PPIP was largely related to the retroactive application of the fund’s new management fee arrangement with the U.S. Treasury in which we changed the basis on which we charge management fees from committed capital to drawn capital.
Incentive Income
Incentive income decreased $29.0 million, or 65.8%, to $15.1 million for the year ended December 31, 2011, from $44.1 million in the year ended December 31, 2010. The decline was primarily attributable to a decrease in realizations attributable to the unconsolidated Power Fund II.
Expenses
Compensation and Benefits
Compensation and benefits increased $21.1 million, or 7.3%, to $308.2 million for the year ended December 31, 2011, from $287.1 million for the year ended December 31, 2010. The increase was primarily attributable to $27.3 million in higher bonus expense and $4.1 million in higher base salaries, reflecting increased headcount and, in the case of bonuses, individual performance and market factors. Partially offsetting this increase was a $10.2 million reduction in compensation paid to certain portfolio managers based on their funds’ gross management fees, in lieu of salary and bonus.

Incentive Income Compensation Expense
Incentive income compensation expense increased $20.0 million, or 12.6%, to $179.2 million for the year ended December 31, 2011, from $159.2 million for the year ended December 31, 2010. Included in 2011’s incentive income compensation expense was a charge of $55.5 million, reflecting the acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb. Excluding the impact of that transaction, incentive income compensation expense decreased $35.5 million, or 22.3%, principally as a result of the $109.2 million decrease in segment incentive income, as well as differences in the compensation percentages among the funds that generated the segment incentive income for the two periods. The proportion of segment incentive income derived from principal investing funds increased, as compared with power opportunities funds. Historically, principal investing funds typically have had higher associated incentive income compensation expense than power opportunities funds.
General and Administrative Expenses
General and administrative expenses increased $13.2 million, or 14.6%, to $103.6 million for the year ended December 31, 2011, from $90.4 million for the year ended December 31, 2010. Excluding the impact of foreign currency-related items, general and administrative expenses rose $13.7 million, or 15.5%. The increase of $13.7 million reflected $7.4 million in professional fees and other costs related to our initial public offering, with the remainder of the increase primarily reflecting software, consulting and other costs associated with corporate growth and ongoing enhancements to our operational infrastructure.
Consolidated Fund Expenses
Consolidated fund expenses increased $10.6 million, or 11.2%, to $105.1 million for the year ended December 31, 2011, from $94.5 million for the year ended December 31, 2010. The increase was primarily attributable to $5.6 million in higher expenses as a result of the ongoing liquidation of one of the restructured evergreen funds and $5.0 million in higher professional fees and administrative costs associated with managing the closed-end funds.
Other Income (Loss)
Interest Expense
Interest expense decreased $5.0 million, or 8.9%, to $50.9 million for the year ended December 31, 2011, from $55.9 million for the year ended December 31, 2010. The decrease was primarily attributable to $13.1 million in lower aggregate interest expense from the consolidated funds. This decline was partially offset by $8.1 million of higher interest expense related to Oaktree and its operating subsidiaries, resulting primarily from our $300.0 million amortizing bank term loan that closed on January 7, 2011.
Interest and Dividend Income
Interest and dividend income increased $196.0 million, or 8.3%, to $2,565.6 million for the year ended December 31, 2011, from $2,369.6 million for the year ended December 31, 2010. Of the increase, $195.6 million related to the consolidated funds, while the remaining $0.4 million related to Oaktree and its operating subsidiaries. The $195.6 million increase related to the consolidated funds reflected $225.4 million of higher interest and dividend income from a restructured evergreen fund.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $839.6 million, or 32.5%, to $1,744.1 million for the year ended December 31, 2011, from $2,583.7 million for the year ended December 31, 2010. Of the $1,744.1 million net realized gain in 2011, $1,162.1 million was attributable to Opps VIIb, $374.2 million to other distressed debt funds and $85.2 million to the high yield bond strategy. Of the $2,583.7 million net realized gain in 2010, distressed debt funds contributed $2,218.5 million, with $1,777.3 million attributable to Opps VIIb.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $4,831.2 million, to a loss of $3,064.7 million for the year ended December 31, 2011, from a gain of $1,766.5 million for the year ended December 31, 2010. Excluding the $839.6 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $5,670.8 million, to a loss of $1,320.6 million for the year ended December 31, 2011, from a gain of $4,350.2 million for the year ended December 31, 2010, reflecting generally lower fund returns in 2011. Of the

$1,320.6 million loss in 2011, $859.2 million was attributable to distressed debt funds, including $402.7 million from Opps VIIb, and $163.7 million to control investing funds. Of the $4,350.2 million gain in 2010, $2,897.1 million was attributable to distressed debt funds, including $1,688.2 million from Opps VIIb, and $804.9 million to control investing funds.
Investment Income
Investment income increased $2.0 million, to $8.6 million for the year ended December 31, 2011, from $6.6 million for the year ended December 31, 2010. The $8.6 million of income in 2011 included income of $1.9 million from unconsolidated Power Fund II, $1.8 million from our investment in DoubleLine, and $5.4 million from our investment in the DoubleLine Opportunistic Income LP fund. The $6.6 million of income in 2010 reflected income of $5.0 million from Power Fund II and income of $1.9 million from investments in non-Oaktree entities.
Other Income (Expense), Net
Other income (expense), net was expense of $1.2 million for the year ended December 31, 2011 and income of $11.2 million for the year ended December 31, 2010. The income of $11.2 million in 2010 reflected the settlement of an arbitration award related to a former principal and portfolio manager of our real estate group who left us in 2005. The expense of $1.2 million in 2011 reflected an adjustment to the carrying value of one of the properties.
Income Taxes
Income taxes decreased $5.3 million, or 20.1%, to $21.1 million for the year ended December 31, 2011, from $26.4 million for the year ended December 31, 2010. The decrease was principally the result of lower income during 2011 as compared with 2010. Partially offsetting this impact was 2011’s higher annual income tax rate of 26%, as compared with 17% for 2010. Applied against the OCG portion of income after adjusting for the non-deductible compensation expense, the effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which factor can have a material impact on the particular year’s ultimate income tax expense. Portions of Oaktree’s income are subject to U.S. federal and state income taxes while other portions are not subject to corporate-level taxation. When the portion of income not subject to tax decreases, the effective tax rate increases. The increase in the effective tax rate from 2010 compared to 2011 was the result of a decrease in income not subject to tax – largely due to a decrease in incentive and investment income – relative to other income between 2010 and 2011.
Net Loss Attributable to Oaktree Capital Group, LLC
Net loss attributable to Oaktree Capital Group, LLC increased $46.5 million, or 93.9%, to a loss of $96.0 million for the year ended December 31, 2011, from a loss of $49.5 million for the year ended December 31, 2010. The increase in loss resulted primarily from lower segment revenues and higher segment expenses. The recognition of losses for each year was the result of equity-based compensation expense related to the vesting of OCGH units held at the time of the May 2007 Private Offering.
Net Income Attributable to Non-Controlling Redeemable Interests in Consolidated Funds
Net income attributable to non-controlling redeemable interests in consolidated funds decreased $5,260.2 million, or 95.7%, to $233.6 million for the year ended December 31, 2011, from $5,493.8 million for the year ended December 31, 2010, as a result of lower net gains on investments. These effects are described in more detail above under “—Other Income (Loss).”

Segment Financial Data
The following table presents segment financial data as of or for the years ended December 31, 2012, 2011 and 2010:

	As of or for the Year Ended December 31,
Segment Statements of Operations Data: (1)	2012	2011	2010
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$747,440	$724,321	$750,031
Incentive income	461,116	303,963	413,240
Investment income	202,392	23,763	149,449
Total revenues	1,410,948	1,052,047	1,312,720
Expenses:
Compensation and benefits	(330,059)	(308,115)	(287,067)
Incentive income compensation expense	(222,594)	(179,234)	(159,243)
General and administrative expenses	(102,685)	(94,655)	(81,121)
Depreciation and amortization expense	(7,397)	(6,583)	(6,481)
Total expenses	(662,735)	(588,587)	(533,912)
Adjusted net income before interest and other income (expense)	748,213	463,460	778,808
Interest expense, net of interest income (2)	(31,730)	(33,867)	(26,173)
Other income (expense), net	767	(1,209)	11,243
Adjusted net income	$717,250	$428,384	$763,878
Adjusted net income-OCG	$114,395	$48,777	$95,930
Adjusted net income-OCG per Class A unit	4.06	2.15	4.23
Fee-related earnings	307,299	314,968	375,362
Fee-related earnings-OCG	45,587	33,397	39,713
Fee-related earnings-OCG per Class A unit	1.62	1.47	1.75
Distributable earnings	672,181	488,535	635,680
Weighted average number of Operating Group units outstanding	150,539	148,633	148,128
Weighted average number of Class A units outstanding	28,170	22,677	22,677
Operating Metrics:
Assets under management (in millions):
Assets under management	$77,051	$74,857	$82,672
Management fee-generating assets under management	66,784	66,964	66,175
Incentive-creating assets under management	33,989	36,155	39,385
Uncalled capital commitments	11,201	11,201	14,270
Accrued incentives (fund level):
Incentives created (fund level)	911,947	(75,916)	889,721
Incentives created (fund level), net of associated incentive compensation expense	522,800	(30,600)	516,183
Accrued incentives (fund level)	2,137,798	1,686,967	2,066,846
Accrued incentives (fund level), net of associated incentive income compensation expense	1,282,194	1,027,711	1,166,583

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. In addition, adjusted net income excludes the effect of: (a) non-cash equity compensation charges related to

OCGH units issued prior to our initial public offering, (b) income taxes, (c) expenses that OCG or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $2.6 million, $2.3 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
Assets Under Management
AUM as of December 31, 2012, 2011 and 2010 are set forth below:

	As of December 31,
	2012	2011	2010
	(in millions)
Assets Under Management:
Closed-end funds	$45,700	$47,425	$53,381
Open-end funds	29,092	25,042	26,122
Evergreen funds	2,259	2,390	3,169
Total	$77,051	$74,857	$82,672
The change in AUM for the years ended December 31, 2012, 2011 and 2010 is set forth below:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Change in Assets Under Management:
Beginning balance	$74,857	$82,672	$73,278
Closed-end funds:
New capital commitments	6,456	5,734	8,590
Distributions for a realization event/other	(12,663)	(10,547)	(5,399)
Uncalled capital commitments at end of investment period	(1,634)	(1,227)	(32)
Foreign currency translation	99	(260)	(169)
Change in market value (1)	5,810	394	5,531
Change in applicable leverage	207	(50)	(179)
Open-end funds:
Contributions	4,394	3,702	2,798
Redemptions	(3,869)	(5,039)	(4,183)
Foreign currency translation	65	(93)	(144)
Change in market value (1)	3,460	350	3,064
Evergreen funds:
Contributions	140	345	154
Redemptions	(548)	(531)	(213)
Distributions from restructured funds	(57)	(537)	(780)
Foreign currency translation	1	20	(56)
Change in market value (1)	333	(76)	412
Ending balance	$77,051	$74,857	$82,672

(1)	Change in market value represents the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses.

Management Fee-Generating Assets Under Management
Management fee-generating AUM as of December 31, 2012, 2011 and 2010 are set forth below:

	As of December 31,
	2012	2011	2010
	(in millions)
Management Fee-Generating Assets Under Management:
Closed-end funds	$35,750	$39,867	$37,710
Open-end funds	29,056	25,025	26,105
Evergreen funds	1,978	2,072	2,360
Total	$66,784	$66,964	$66,175
The change in management fee-generating AUM for the years ended December 31, 2012, 2011 and 2010 is set forth below:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Change in Management Fee-Generating Assets Under Management:
Beginning balance	$66,964	$66,175	$62,677
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital	486	7,997	5,826
Capital drawn by funds that pay fees based on drawn capital or NAV	968	1,034	578
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (1)	(5,457)	(4,285)	(2,053)
Change in fee basis from committed capital to drawn capital	—	(978)	—
Uncalled capital commitments at end of investment period for funds that pay fees based on committed capital	(57)	(1,066)	—
Distributions by funds that pay fees based on NAV	(512)	(460)	(1,657)
Foreign currency translation	148	(23)	(122)
Change in market value (2)	125	(12)	152
Change in applicable leverage	182	(50)	(178)
Open-end funds:
Contributions	4,380	3,701	2,849
Redemptions	(3,869)	(5,039)	(4,184)
Foreign currency translation	65	(93)	(144)
Change in market value	3,455	351	3,062
Evergreen funds:
Contributions	140	345	154
Redemptions	(548)	(527)	(201)
Distributions from restructured funds	—	—	(861)
Foreign currency translation	—	—	(90)
Change in market value	314	(106)	367
Ending balance	$66,784	$66,964	$66,175

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

(2)	The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable.
As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to funds for which management fees are based on NAV or drawn capital;

•	Capital commitments to closed-end funds that have not yet commenced their investment periods;

•	The investments we make as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	AUM in three restructured and liquidating evergreen funds for which management fees were waived commencing in 2009.
A reconciliation of AUM to management fee-generating AUM as of December 31, 2012, 2011 and 2010 is set forth below:

	As of December 31,
	2012	2011	2010
	(in millions)
Reconciliation of Assets Under Management to Management Fee-Generating Assets Under Management:
Assets under management	$77,051	$74,857	$82,672
Difference between assets under management and committed capital or cost basis for closed-end funds (1)	(3,164)	(4,031)	(9,374)
Capital commitments to funds that have not yet begun to generate management fees	(5,016)	(85)	(2,947)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(584)	(1,981)	(1,989)
Oaktree’s general partner investments in management fee-generating funds	(1,041)	(1,052)	(955)
Closed-end funds that are no longer paying management fees	(231)	(472)	(471)
Funds for which management fees were permanently waived	(231)	(272)	(761)
Management fee-generating assets under management	$66,784	$66,964	$66,175

(1)	Not applicable to closed-end funds that pay management fees based on NAV or leverage, as applicable.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below:

	As of December 31,
	2012	2011	2010
Weighted Average Annual Management Fee Rates:
Closed-end funds	1.51%	1.48%	1.46%
Open-end funds	0.49	0.47	0.51
Evergreen funds	1.82	1.79	1.85
Overall	1.07	1.11	1.10

Incentive-Creating Assets Under Management
Incentive-creating AUM as of December 31, 2012, 2011 and 2010 are set forth below:

	As of December 31,
	2012	2011	2010
	(in millions)
Incentive-Creating Assets Under Management:
Closed-end funds	$32,058	$34,062	$36,589
Evergreen funds	1,931	2,093	2,796
Total	$33,989	$36,155	$39,385
As of December 31, 2012, of the $34.0 billion in incentive-creating AUM, $25.6 billion, or 75.3%, was generating incentives at the fund level. Incentive-creating AUM does not include undrawn capital commitments because they are not part of the NAV.
Year Ended December 31, 2012
AUM increased $2.2 billion, or 2.9%, from $74.9 billion as of December 31, 2011, to $77.1 billion as of December 31, 2012. The increase was primarily attributable to $9.6 billion in market-value gains and $6.5 billion in new capital commitments, including $5.0 billion for Opps IX. These increases were partially offset by $12.7 billion in distributions by closed-end funds in their liquidation periods and $1.6 billion in aggregate uncalled capital commitments across closed-end funds reaching the end of their investment periods. Opps VIIb accounted for $5.7 billion of the $12.7 billion in aggregate distributions. Of the $1.6 billion in uncalled capital commitments, $1.2 billion was attributable to PPIP. The increase in market values and the pace of fund realizations reflected the generally strong performance of the financial markets during the year. Net inflows across open-end funds contributed $0.5 billion to the overall increase, driven by $1.0 billion in net inflows to U.S. high yield bonds.
Management fee-generating AUM decreased $0.2 billion, or 0.3%, from $67.0 billion as of December 31, 2011, to $66.8 billion as of December 31, 2012. The decrease reflected a $5.5 billion decline attributable to asset sales by closed-end funds in liquidation, largely offset by $3.9 billion in market-value gains in funds for which management fees are based on NAV and $1.0 billion from closings for Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”) and Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”) and drawdowns by PPIP and EIF, including leverage. Opps VIIb accounted for $2.6 billion of the $5.5 billion decline from asset sales by closed-end funds in liquidation. Opps IX, with total capital commitments of $5.0 billion, was not included in management fee-generating AUM as of December 31, 2012, as it has not commenced its investment period.
Incentive-creating AUM decreased $2.2 billion, or 6.1%, from $36.2 billion as of December 31, 2011, to $34.0 billion as of December 31, 2012. The decrease reflected $12.1 billion in distributions by closed-end funds, partially offset by $5.4 billion in market-value gains and $4.5 billion in drawn capital. Opps VIIb represented $5.5 billion of the $12.1 billion in distributions. Of the $34.0 billion and $36.2 billion in incentive-creating AUM as of December 31, 2012 and 2011, respectively, 75.3% and 48.9% was in funds that were creating incentives at the fund level.
Year Ended December 31, 2011
AUM decreased $7.8 billion, or 9.4%, from $82.7 billion as of December 31, 2010, to $74.9 billion as of December 31, 2011. The decrease was primarily attributable to $6.0 billion of net outflows by closed-end funds, reflecting $10.5 billion of distributions and $1.2 billion of uncalled capital commitments at the end of the respective funds’ investment periods, partially offset by $5.7 billion in new capital commitments. Opps VIIb, which commenced its liquidation period in May 2011, accounted for $8.0 billion of the $11.7 billion in aggregate distributions and uncalled capital commitments. Of the $5.7 billion in new capital commitments, $3.9 billion was attributable to Oaktree European Principal Fund III, L.P. (“EPF III”) and $1.0 billion to ROF V. In a year of generally negative performance by most major financial markets, aggregate market-value gains contributed $668 million. For open-end funds, AUM decreased by $1.1 billion, reflecting net outflows of $1.3 billion, principally in our corporate debt and convertible securities asset classes. For evergreen funds, AUM decreased by $0.8 billion, reflecting $0.5 billion of distributions from certain restructured evergreen funds and net outflows of $0.2 billion from the two active evergreen funds.

Management fee-generating AUM increased $0.8 billion, or 1.2%, from $66.2 billion as of December 31, 2010, to $67.0 billion as of December 31, 2011. The increase reflected the net effect of $8.0 billion in new capital commitments, $1.0 billion in drawdowns for closed-end funds on which management fees are based on drawn capital or NAV, $5.8 billion of declines from asset sales by closed-end funds in liquidation and $1.5 billion in net outflows across open-end and evergreen funds. Of the $8.0 billion in new capital commitments, EPF III, Opps VIIIb and ROF V accounted for $4.0 billion, $2.6 billion and $1.0 billion, respectively. Of the $5.8 billion of declines from asset sales by closed-end funds in liquidation, the largest contributor was Opps VIIb, whose management fee-generating AUM decreased from $10.6 billion to $7.5 billion. Management fee-generating AUM for open-end funds fell $1.1 billion, reflecting $1.3 billion of net outflows, partially offset by $0.4 billion of market-value gains. For evergreen funds, management fee-generating AUM fell $0.3 billion, reflecting $0.1 billion of net market depreciation and $0.2 billion of net outflows from the two active evergreen funds.
Incentive-creating AUM decreased $3.2 billion, or 8.1%, from $39.4 billion as of December 31, 2010, to $36.2 billion as of December 31, 2011. Closed-end funds accounted for $2.5 billion of the $3.2 billion decrease, as $9.9 billion in distributions outpaced $6.9 billion in drawn capital and $0.5 billion in market-value gains. Opps VIlb accounted for $6.7 billion of the $9.9 billion in distributions, while Opps VIII represented the largest single source of drawn capital, with $2.2 billion. Evergreen funds accounted for $0.7 billion of the overall decline, reflecting the activity described above in the discussion of AUM. Of the $36.2 billion and $39.4 billion in incentive-creating AUM as of December 31, 2011 and 2010, respectively, 48.9% and 81.8% was in funds that were creating incentives at the fund level.
Year Ended December 31, 2010
AUM increased $9.4 billion, or 12.8%, from $73.3 billion as of December 31, 2009, to $82.7 billion as of December 31, 2010. The increase was primarily due to $9.0 billion in aggregate market-value gains and $8.6 billion in new capital commitments. Those increases were partially offset by $5.4 billion in distributions by closed-end funds in liquidation, $1.4 billion of net outflows in open-end funds, principally in our corporate debt and convertible securities asset classes, and $0.8 billion of distributions from certain restructured evergreen funds. Of the $8.6 billion in new capital commitments, an aggregate $4.0 billion was from Opps VIII and VIIIb, $1.4 billion from PPIP and $1.2 billion from Oaktree Mezzanine Fund III, L.P. (“Mezz III”).
Management fee-generating AUM increased $3.5 billion, or 5.6%, from $62.7 billion as of December 31, 2009, to $66.2 billion as of December 31, 2010. The increase was primarily due to $5.8 billion in new capital commitments and $0.6 billion in drawdowns for closed-end funds on which management fees are based on drawn capital or NAV. Partially offsetting these increases was a $2.1 billion decline caused by closed-end funds in liquidation and $1.7 billion in distributions by funds that pay fees based on NAV. Of the $5.8 billion in new capital commitments, $1.5 billion was attributable to each of Opps VIII and Mezz III and $1.2 billion to PPIP. Management fee-generating AUM for open-end funds increased $1.6 billion, reflecting $3.1 billion in market-value gains and $1.3 billion in net outflows, principally in our corporate debt and convertible securities asset classes. For evergreen funds, management fee-generating AUM declined $0.6 billion primarily as a result of the cancellation of $0.9 billion in management fee-generating AUM from a restructured evergreen fund.
Incentive-creating AUM increased $6.1 billion, or 18.3%, from $33.3 billion as of December 31, 2009, to $39.4 billion as of December 31, 2010. The increase was primarily due to $5.5 billion in market-value gains and $5.0 billion in drawn capital, partially offset by $3.7 billion in distributions by closed-end funds and $0.7 billion in distributions from certain restructured evergreen funds.

Accrued Incentives and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as of December 31, 2012, 2011 and 2010, as well as changes in accrued incentives (fund level) for the periods presented are set forth below.

	As of or for the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$1,686,967	$2,066,846	$1,590,365
Incentives created (fund level):
Closed-end funds	869,557	(81,216)	836,384
Evergreen funds	42,390	5,300	53,337
Total incentives created (fund level)	911,947	(75,916)	889,721
Less: segment incentive income recognized by us	(461,116)	(303,963)	(413,240)
Ending balance	$2,137,798	$1,686,967	$2,066,846
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,282,194	$1,027,711	$1,166,583
Year Ended December 31, 2012
Incentives created (fund level) amounted to $911.9 million for the year ended December 31, 2012, reflecting both the weighted-average gross return of 19.5% across our incentive-creating funds, in part due to the generally strong performance of the financial markets during the year, and the large share of our incentive-creating AUM that was creating incentives. Of the $911.9 million, $351.1 million was attributable to Opps VIIb, $374.6 million to other closed-end distressed debt funds and $117.8 million to real estate funds.
Year Ended December 31, 2011
Incentives created (fund level) amounted to negative $75.9 million for the year ended December 31, 2011, reflecting the sharp decline in financial markets in the third quarter of 2011, and the large share of our incentive-creating AUM that was creating incentives. The largest negative contributors were EPOF II at negative $71.4 million and Opps VIII at negative $50.3 million. The largest single positive contributor was Opps VIIb, at $39.1 million.
Year Ended December 31, 2010
Incentives created (fund level) amounted to $889.7 million for the year ended December 31, 2010, of which $470.3 million resulted from investments held by Opps VIIb and $234.1 million from other distressed debt funds, as credit markets exhibited post-crisis rally.
Uncalled Capital Commitments
As of December 31, 2012, 2011 and 2010, uncalled capital commitments were $11.2 billion, $11.2 billion and $14.3 billion, respectively.

Segment Analysis
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our consolidated results of operations, please see “—Fee-Related Earnings” and “—Distributable Earnings” below and the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income-OCG, fee-related earnings and fee-related earnings-OCG.
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, for the years ended December 31, 2012, 2011 and 2010 are set forth below:

	Year Ended December 31,
	2012		2011	2010
	(in thousands, except per unit data)
Revenues:
Management fees	$747,440		$724,321	$750,031
Incentive income	461,116		303,963	413,240
Investment income	202,392		23,763	149,449
Total revenues	1,410,948		1,052,047	1,312,720
Expenses:
Compensation and benefits	(330,059)		(308,115)	(287,067)
Incentive income compensation expense	(222,594)		(179,234)	(159,243)
General and administrative expenses	(102,685)		(94,655)	(81,121)
Depreciation and amortization expense	(7,397)		(6,583)	(6,481)
Total expenses	(662,735)		(588,587)	(533,912)
Adjusted net income before interest and other income (expense)	748,213		463,460	778,808
Interest expense, net of interest income (1)	(31,730)		(33,867)	(26,173)
Other income (expense), net	767		(1,209)	11,243
Adjusted net income	717,250		428,384	763,878
Adjusted net income attributable to OCGH non-controlling interest	(582,746)		(363,068)	(646,910)
Non-Operating Group other income	6,260	(2)	—	—
Non-Operating Group expenses	(553)		(768)	(1,113)
Adjusted net income-OCG before income taxes	140,211		64,548	115,855
Income taxes-OCG	(25,816)	(2)	(15,771)	(19,925)
Adjusted net income-OCG	$114,395		$48,777	$95,930
Adjusted net income-OCG per Class A unit	$4.06		$2.15	$4.23
Weighted average number of Class A units outstanding	28,170		22,677	22,677

(1)	Interest income was $2.6 million, $2.3 million, and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)
A one-time adjustment in 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to adjusted net income-OCG before income taxes for the year ended December 31, 2012 was 14% without the $(7,134) one-time expense and 18% with it.

Fee-Related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, for the years ended December 31, 2012, 2011 and 2010 are set forth below:

	Year Ended December 31,
	2012		2011	2010
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$580,636		$555,014	$583,320
Open-end funds	128,821		126,014	124,651
Evergreen funds	37,983		43,293	42,060
Total management fees	747,440		724,321	750,031
Expenses:
Compensation and benefits	(330,059)		(308,115)	(287,067)
General and administrative expenses	(102,685)		(94,655)	(81,121)
Depreciation and amortization expense	(7,397)		(6,583)	(6,481)
Total expenses	(440,141)		(409,353)	(374,669)
Fee-related earnings	307,299		314,968	375,362
Fee-related earnings attributable to OCGH non-controlling interest	(250,014)		(266,917)	(317,897)
Non-Operating Group other income	6,260	(1)	—	—
Non-Operating Group expenses	(551)		(770)	(1,119)
Fee-related earnings-OCG before income taxes	62,994		47,281	56,346
Fee-related earnings-OCG income taxes	(17,407)	(1)	(13,884)	(16,633)
Fee-related earnings-OCG	$45,587		$33,397	$39,713
Fee-related earnings-OCG per Class A unit	$1.62		$1.47	$1.75
Weighted average number of Class A units outstanding	28,170		22,677	22,677

(1)
A one-time adjustment in 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to fee-related earnings-OCG before income taxes for the year ended December 31, 2012 was 18% without the $(7,134) one-time expense and 28% with it.

The following table reconciles fee-related earnings and ANI to net income (loss) attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Fee-related earnings (1)	$307,299	$314,968	$375,362
Incentive income	461,116	303,963	413,240
Incentive income compensation expense	(222,594)	(179,234)	(159,243)
Investment income	202,392	23,763	149,449
Interest expense, net of interest income (2)	(31,730)	(33,867)	(26,173)
Other income (expense), net	767	(1,209)	11,243
Adjusted net income	717,250	428,384	763,878
Equity-based compensation expense (3)	(36,024)	(948,746)	(949,376)
Income taxes (4)	(30,858)	(21,088)	(26,399)
Non-Operating Group other income (5)	6,260	—	—
Non-Operating Group expenses (5)	(553)	(768)	(1,113)
OCGH non-controlling interest (5)	(548,265)	446,246	163,555
Net income (loss) attributable to Oaktree Capital Group, LLC	$107,810	$(95,972)	$(49,455)

(1)	Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense.

(2)	Interest income was $2.6 million, $2.3 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)
This adjustment adds back the effect of equity-based compensation charges for OCGH units issued prior to our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position.

(4)
Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment adds back the effect of income tax expense, which is not included in the calculation of adjusted net income and fee-related earnings.

(5)
Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income (loss) attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Fee-related earnings-OCG (1)	$45,587	$33,397	$39,713
Incentive income attributable to OCG	88,809	46,353	63,293
Incentive income compensation expense attributable to OCG	(43,001)	(27,342)	(24,386)
Investment income attributable to OCG	37,293	3,607	22,886
Interest expense, net of interest income, attributable to OCG	(5,924)	(5,166)	(4,006)
Other income (expense) attributable to OCG	40	(186)	1,722
Non-fee-related earnings income taxes attributable to OCG (2)	(8,409)	(1,886)	(3,292)
Adjusted net income-OCG (1)	114,395	48,777	95,930
Equity-based compensation expense attributable to OCG (3)	(6,585)	(144,749)	(145,385)
Net income (loss) attributable to Oaktree Capital Group, LLC	$107,810	$(95,972)	$(49,455)

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Segment Revenues
Management Fees
A summary of our management fees for the years ended December 31, 2012 and 2011 is set forth below:

	Year Ended December 31,
	2012	2011
	(in thousands)
Management Fees:
Closed-end funds	$580,636	$555,014
Open-end funds	128,821	126,014
Evergreen funds	37,983	43,293
Total	$747,440	$724,321

Management fees increased $23.1 million, or 3.2%, to $747.4 million for the year ended December 31, 2012, from $724.3 million for the year ended December 31, 2011, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds increased $25.6 million, or 4.6%, to $580.6 million for the year ended December 31, 2012, from $555.0 million for the year ended December 31, 2011. The increase reflected $94.6 million of new capital commitments to closed-end funds in their investment periods and a decline of $67.8 million attributable to closed-end funds in their liquidation periods. Investment-period funds included EPF III, Opps VIIIb and ROF V, each of which commenced in 2011, and ROF VI, which started in August 2012. Of the $67.8 million decline in management fees arising from asset sales by funds in liquidation, Opps VIIb accounted for $40.7 million, declining from $142.6 million in 2011, to $101.9 million in 2012. The period-end weighted average annual management fee rate for closed-end funds increased to 1.51% as of December 31,

2012, from 1.48% as of December 31, 2011, reflecting differences in the composition of fee rates among the funds that contributed to management fees at the end of each year, with a greater weight toward principal investing funds in 2012, as compared to 2011.

•
Open-end funds.    Management fees attributable to open-end funds increased $2.8 million, or 2.2%, to $128.8 million for the year ended December 31, 2012, from $126.0 million for the year ended December 31, 2011. The increase was primarily attributable to $10.0 million in higher management fees from the U.S. high yield bond and U.S. senior loan strategies, reflecting market-value appreciation and net inflows. Partially offsetting these increases were $7.3 million of lower management fees from the convertible securities and European high yield bond strategies, reflecting net outflows and, in the case of convertible securities, lower performance-based fees. The period-end weighted average annual management fee rate for open-end funds increased to 0.49% as of December 31, 2012, from 0.47% as of December 31, 2011, primarily as a result of higher performance-based fees.

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $5.3 million, or 12.2%, to $38.0 million for the year ended December 31, 2012, from $43.3 million for the year ended December 31, 2011. The decrease was primarily attributable to net outflows from EMAR and secondarily to lower weighted average management fee rates for VOF due to the creation of a separate class of interests in the fourth quarter of 2011 that provided a reduction from 2.00% to 1.50% in the annual management fee rate for capital commitments of three years. The period-end weighted average annual management fee rate for evergreen funds increased to 1.82% as of December 31, 2012, from 1.79% as of December 31, 2011, reflecting the decline in AUM for EMAR, whose management fee rate is lower than VOF’s blended rate.

Incentive Income
A summary of our incentive income for the years ended December 31, 2012 and 2011 is set forth below:

	Year Ended December 31,
	2012	2011
	(in thousands)
Incentive Income:
Closed-end funds	$419,530	$295,505
Evergreen funds	41,586	8,458
Total	$461,116	$303,963
Incentive income increased $157.1 million, or 51.7%, to $461.1 million for the year ended December 31, 2012, from $304.0 million for the year ended December 31, 2011. Tax-related incentive distributions accounted for $200.7 million and $202.2 million of total incentive income in 2012 and 2011, respectively, of which $193.6 million and $127.6 million was attributable to Opps VIIb. Non-tax-related incentive distributions grew from $101.8 million in 2011 to $260.4 million in 2012, principally reflecting realizations and related distributions in five different real estate and control investing funds. Annual incentive fees from evergreen funds in 2012 included $40.5 million from VOF, up from $2.3 million in 2011, primarily as a result of improved performance, and $1.1 million from EMAR, which had ended 2011 below its high-water mark. In 2011, there was $6.1 million of incentive fees from restructured funds, compared to none in 2012.

Investment Income (Loss)
A summary of investment income (loss) for the years ended December 31, 2012 and 2011 is set forth below:

	Year Ended December 31,
	2012	2011
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Distressed debt	$106,810	$11,857
Control investing	28,322	2,226
Corporate debt	14,670	2,507
Real estate	19,927	3,417
Listed equities	8,307	(2,962)
Convertible securities	141	(78)
Non-Oaktree	1,526	5,006
Income from investments in companies:
DoubleLine and other	22,689	1,790
Total investment income	$202,392	$23,763
Investment income increased $178.6 million, or 750.4%, to $202.4 million for the year ended December 31, 2012, from $23.8 million for the year ended December 31, 2011. Oaktree’s investments in funds contributed $157.7 million of the increase, largely reflecting the considerably stronger financial markets in 2012 compared to 2011. The remainder was primarily attributable to Oaktree’s share of DoubleLine’s income, which increased from $1.8 million in 2011 to $22.9 million in 2012, with the latter including $8.0 million related to performance fees. The average invested balance for investments in funds increased 6.0%, to $1,153.3 million for the year ended December 31, 2012, from $1,088.4 million for the year ended December 31, 2011.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $22.0 million, or 7.1%, to $330.1 million for the year ended December 31, 2012, from $308.1 million for the year ended December 31, 2011. The increase reflected $23.8 million in higher bonus expense and a decrease of $4.9 million in phantom equity expense (to $2.3 million in 2012). The higher bonus expense in 2012 reflected both increased headcount and higher profitability. The lower phantom equity expense resulted from a smaller rise in the Class A unit trading price in 2012, as compared with 2011. Headcount, primarily in non-investment areas, grew 11.2% between December 31, 2011 and December 31, 2012.
Incentive Income Compensation Expense
Incentive income compensation expense increased $43.4 million, or 24.2%, to $222.6 million for the year ended December 31, 2012, from $179.2 million for the year ended December 31, 2011. Included in 2011’s incentive income compensation expense was a charge of $55.5 million, reflecting the acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb. Excluding the impact of that transaction, incentive income compensation expense increased $98.9 million, or 80.0%, principally as a result of the $157.1 million increase in incentive income, as well as differences in the compensation percentages among the funds that generated such incentive income for the two periods. The proportion of incentive income derived from principal investing and real estate funds increased, as compared with distressed debt and power opportunities funds. Historically, principal investing and real estate funds typically have had higher associated incentive income compensation expense than distressed debt and power opportunities funds.
General and Administrative Expenses
General and administrative expenses increased $8.0 million, or 8.4%, to $102.7 million for the year ended December 31, 2012, from $94.7 million for the year ended December 31, 2011. Excluding the impact of foreign currency-related items, general and administrative expenses increased $4.8 million, or 5.0%. The $4.8 million increase was primarily due to $10.1 million in higher costs associated with corporate growth, enhancements to our operational infrastructure, heightened industry regulatory demands and being a public company. Partially offsetting this increase was a $5.3 million decline in costs (to $2.1 million in 2012) associated with our initial public offering.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.8 million, or 12.1%, to $7.4 million for the year ended December 31, 2012, from $6.6 million for the year ended December 31, 2011. The increase primarily reflected office leasehold improvements stemming from corporate growth.
Interest Expense, Net
Interest expense, net, decreased $2.2 million, or 6.5%, to $31.7 million for the year ended December 31, 2012, from $33.9 million for the year ended December 31, 2011. The decline primarily reflected scheduled repayments of certain long-term debt.
Other Income (Expense), Net
Other income (expense), net increased to income of $0.8 million for the year ended December 31, 2012, from an expense of $1.2 million for the year ended December 31, 2011. The income of $0.8 million in 2012 reflected the net effect of $3.1 million of income attributable to the sale of a real estate property and other proceeds received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005, a $0.8 million write-off of debt issuance costs associated with the refinancing of our credit facility and a $1.7 million loss related to the write-off of certain receivables related to our corporate investments. Please see note 6 to our consolidated financial statements included elsewhere in this annual report for a further discussion of the refinancing of our credit facility. The expense of $1.2 million in 2011 reflected an adjustment to the carrying value of one of the properties received as part of the 2010 arbitration award.
Adjusted Net Income
Adjusted net income increased $288.9 million, or 67.4%, to $717.3 million for the year ended December 31, 2012, from $428.4 million for the year ended December 31, 2011. The increase principally reflected higher investment income of $178.6 million and net incentive income of $113.7 million, partially offset by a decrease of $7.7 million in fee-related earnings.
Income Taxes-OCG
Income taxes increased $10.0 million, or 63.3%, to $25.8 million for the year ended December 31, 2012, from $15.8 million for the year ended December 31, 2011. The increase in taxes was due to an increase in adjusted net income-OCG before income taxes in 2012 compared to 2011, as well as a one-time tax expense of $7.1 million in 2012 stemming from a remeasurement of our deferred tax assets. The amount of the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering was reduced due to a decrease in the future effective tax rate applied to income subject to tax, which also reduced the tax receivable agreement liability payable to OCGH unitholders, resulting in income of $6.3 million in 2012. The effective tax rate applied against adjusted net income-OCG before income taxes was 14% for 2012, excluding the impact of the one-time tax expense, as compared with the effective income tax rate of 24% for 2011. If the one-time tax expense were to be included, the effective tax rate applied against adjusted net income-OCG for 2012 would increase to 18%. The effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which factor can have a material impact on the particular year’s income tax expense.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Segment Revenues
Management Fees
A summary of our management fees for the years ended December 31, 2011 and 2010 is set forth below:

	Year Ended December 31,
	2011	2010
	(in thousands)
Management Fees:
Closed-end funds	$555,014	$583,320
Open-end funds	126,014	124,651
Evergreen funds	43,293	42,060
Total	$724,321	$750,031
Management fees decreased $25.7 million, or 3.4%, to $724.3 million for the year ended December 31, 2011, from $750.0 million for the year ended December 31, 2010, for the reasons described below.

•
Closed-end funds. Management fees attributable to closed-end funds decreased $28.3 million, or 4.9%, to $555.0 million for the year ended December 31, 2011, from $583.3 million for the year ended December 31, 2010. The decrease reflected reduced management fees of $61.1 million resulting from asset sales by funds in liquidation, the inclusion of $12.6 million in retroactive management fees in 2010 upon the final closes of Opps VIII and PF V, and a $7.5 million reduction in fees from Mezz III. Partially offsetting these decreases were aggregate gains of $55.7 million, comprised of $23.7 million in management fees from new capital commitments, $7.9 million from special accounts for which management fees are based on NAV and $24.1 from the start of investment periods for Opps VIIIb and EPF III in 2011. The reduction in fees from Mezz III primarily resulted from the fact that the fund reached the stage of its term whereby two-thirds of its 1.50% management fee rate became contingent on the fund achieving certain return levels. Funds with new capital commitments included Power Fund III and ROF V.

•
Open-end funds. Management fees attributable to open-end funds increased $1.3 million, or 1.0%, to $126.0 million for the year ended December 31, 2011, from $124.7 million for the year ended December 31, 2010. The increase reflected $7.1 million of higher management fees from the high yield bond and non-U.S. convertible securities strategies resulting from market-value appreciation. Partially offsetting this increase was $5.8 million of lower management fees from the U.S. convertible and high income securities strategies as a result of lower performance-based management fees. The 1.0% increase in management fees rose less than the 5.7% increase in average management fee-generating AUM over the same period due to a $7.8 million decline in performance-based management fees. Excluding the effect of performance-based management fees, management fees increased 7.9%. The period-end weighted average annual management fee rate decreased to 0.47% as of December 31, 2011, from 0.51% as of December 31, 2010, as a result of the lower performance-based management fees.

•
Evergreen funds. Management fees attributable to evergreen funds increased $1.2 million, or 2.9%, to $43.3 million for the year ended December 31, 2011, from $42.1 million for the year ended December 31, 2010. The increase resulted primarily from market-value appreciation in VOF during the first half of 2011, partially offset by lower weighted average management fee rates. The period-end weighted average annual management fee rate for evergreen funds declined to 1.79% as of December 31, 2011, from 1.85% as of December 31, 2010, due to the creation in the fourth quarter of 2011 of a separate class of interests in VOF that provided a reduction from 2.00% to 1.50% in the annual management fee rate for capital commitments of three years.

Incentive Income
A summary of our incentive income for the years ended December 31, 2010 and 2011 is set forth below:

	Year Ended December 31,
	2011	2010
	(in thousands)
Incentive Income:
Closed-end funds	$295,505	$326,688
Evergreen funds	8,458	86,552
Total	$303,963	$413,240
Incentive income decreased $109.2 million, or 26.4%, to $304.0 million for the year ended December 31, 2011, from $413.2 million for the year ended December 31, 2010. The decrease reflected $78.1 million in reduced incentive income from evergreen funds and $31.1 million in reduced incentive income from closed-end funds. The reduction in evergreen funds consisted of $41.0 million from active funds and $37.1 million from liquidating funds. The decrease in active evergreen funds reflected negative returns for VOF and EMAR in 2011, as compared to positive returns in 2010. As a result, VOF and EMAR each entered 2012 with high-water marks. The reduction in closed-end funds reflected $43.8 million of reduced tax-related incentive income, largely from Opps VIIb, and $12.7 million in higher non-tax related incentive income.
Investment Income (Loss)
A summary of investment income for the years ended December 31, 2010 and 2011 is set forth below:

	Year Ended December 31,
	2011	2010
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Distressed debt	$11,857	$102,333
Control investing	2,226	25,568
Corporate debt	2,507	10,117
Real estate	3,417	6,502
Listed equities	(2,962)	2,873
Convertible securities	(78)	154
Non-Oaktree	5,006	3,283
Income from investments in companies:
DoubleLine and other	1,790	(1,381)
Total investment income	$23,763	$149,449
Investment income decreased $125.6 million, or 84.1%, to $23.8 million for the year ended December 31, 2011, from $149.4 million for the year ended December 31, 2010. The decrease primarily reflected lower average fund returns in 2011 on the year’s weaker financial market performance, as compared with 2010. The average invested balance rose 11.9%, to $1,108.0 million for the year ended December 31, 2011, from $990.2 million for the year ended December 31, 2010.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $21.0 million, or 7.3%, to $308.1 million for the year ended December 31, 2011, from $287.1 million for the year ended December 31, 2010. The increase was primarily attributable to $27.3 million in higher bonus expense and $4.1 million in higher base salaries, reflecting increased headcount and, in the case of bonuses, individual performance and market factors. Partially offsetting this increase was a $10.2 million reduction in compensation paid to certain portfolio managers based on their funds’ gross management fees, in lieu of salary and bonus.

Incentive Income Compensation Expense
Incentive income compensation expense increased $20.0 million, or 12.6%, to $179.2 million for the year ended December 31, 2011, from $159.2 million for the year ended December 31, 2010. Included in 2011’s incentive income compensation expense was a charge of $55.5 million, reflecting the acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb. Excluding the impact of that transaction, incentive income compensation expense decreased $35.5 million, or 22.3%, principally as a result of the $109.2 million decrease in incentive income, as well as differences in the compensation percentages among the funds that generated such incentive income for the two periods. The proportion of incentive income derived from principal investing funds increased, as compared with power opportunities funds. Historically, principal investing funds typically have had higher associated incentive income compensation expense than power opportunities funds.
General and Administrative Expenses
General and administrative expenses increased $13.6 million, or 16.8%, to $94.7 million for the year ended December 31, 2011, from $81.1 million for the year ended December 31, 2010. Excluding the impact of foreign currency-related items, general and administrative expenses rose $14.0 million, or 17.3%. The increase of $14.0 million reflected $7.4 million in professional fees and other costs related to the initial public offering, with the remainder of the increase primarily reflecting software, consulting and other costs associated with corporate growth and ongoing enhancements to our operational infrastructure.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.1 million, or 1.5%, to $6.6 million for the year ended December 31, 2011, from $6.5 million for the year ended December 31, 2010.
Other Income (Expense), Net
Other income (expense), net was an expense of $1.2 million for the year ended December 31, 2011 and income of $11.2 million for the year ended December 31, 2010. The income of $11.2 million in 2010 reflected the settlement of an arbitration award related to a former principal and portfolio manager of our real estate group who left us in 2005. The expense of $1.2 million in 2011 reflected an adjustment to the carrying value of one of the properties.
Interest Expense, Net
Interest expense, net increased $7.7 million, or 29.4%, to $33.9 million for the year ended December 31, 2011, from $26.2 million for the year ended December 31, 2010. The increase was primarily the result of the $300.0 million amortizing bank term loan that closed on January 7, 2011.
Adjusted Net Income
ANI decreased $335.5 million, or 43.9%, to $428.4 million for the year ended December 31, 2011, from $763.9 million for the year ended December 31, 2010. Excluding the $55.5 million impact caused by the acquisition of a small portion of certain investment professionals’ carried interest in the fourth quarter of 2011, ANI decreased $280.0 million, or 36.7%. The $280.0 million decrease principally reflected lower investment income of $125.6 million, lower net incentive income of $73.7 million and a decline in fee-related earnings of $60.4 million.
Income Taxes - OCG
Income taxes decreased $4.1 million, or 20.6%, to $15.8 million for the year ended December 31, 2011, from $19.9 million for the year ended December 31, 2010. The decrease in taxes was the result of a decrease in adjusted net income-OCG before income taxes in 2011 compared to 2010, partially offset by a higher effective income tax rate applied against adjusted net income-OCG in 2011 of 24%, as compared to 17% in 2010. The effective income tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

Distributable Earnings
A reconciliation of net income (loss) attributable to OCG to adjusted net income and of adjusted net income to distributable earnings for the years ended December 31, 2012, 2011 and 2010 is set forth below:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss) attributable to OCG	$107,810	$(95,972)	$(49,455)
Equity-based compensation expense (1)	36,024	948,746	949,376
Income taxes (2)	30,858	21,088	26,399
Non-Operating Group other income (3)	(6,260)	—	—
Non-Operating Group expenses (3)	553	768	1,113
OCGH non-controlling interest (3)	548,265	(446,246)	(163,555)
Adjusted net income	717,250	428,384	763,878
Investment income (4)	(202,392)	(23,763)	(149,449)
Receipts of investment income from funds (5)	129,621	88,693	28,891
Receipts of investment income from DoubleLine and other companies	33,838	1,496	—
Operating Group income taxes	(6,136)	(6,275)	(7,640)
Distributable earnings	$672,181	$488,535	$635,680

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

(3)
Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

(4)
This adjustment eliminates our segment investment income, which with respect to investment in funds is initially largely non-cash in nature and is thus not available to fund our operations or make equity distributions.

(5)
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

For the years ended December 31, 2012, 2011 and 2010, our net income (loss) attributable to OCG was net income of $107.8 million, a net loss of $96.0 million and a net loss of $49.5 million, respectively. Distributable earnings for the years ended December 31, 2012, 2011 and 2010 were $672.2 million, $488.5 million and $635.7 million, respectively. Total distributions made during the years ended December 31, 2012, 2011 and 2010 were $424.1 million, $470.6 million and $453.2 million, respectively, of which distributions to our Class A unitholders were $66.8 million, $53.1 million and $49.2 million, respectively, and distributions to our OCGH unitholders were $357.3 million, $417.5 million and $404.0 million, respectively.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Distributable earnings increased $183.7 million, or 37.6%, to $672.2 million for the year ended December 31, 2012, from $488.5 million for the year ended December 31, 2011. The increase was the net result of $113.7 million in higher net incentive income, $73.3 million in higher receipts of investment income, and a $7.7 million decline in fee-related earnings. For 2012, receipts of investment income totaled $163.5 million and reflected $129.6 million from fund liquidations and $33.8 million from Oaktree’s one-fifth equity ownership in DoubleLine, of which the latter included $8.7 million attributable to performance fees and $2.4 million related to 2011's operations.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Distributable earnings decreased $147.2 million, or 23.2%, to $488.5 million for the year ended December 31, 2011, from $635.7 million for the year ended December 31, 2010. The decrease reflected $129.3 million of lower net incentive income and $60.4 million in lower fee-related earnings, partially offset by $61.3 million of higher receipts of investment income. The remaining $18.8 million decrease was attributable to a net decrease in interest expense, operating group income taxes and other income.
Segment Statement of Financial Condition
The following table presents our segment statement of financial condition as of December 31, 2012 and 2011. Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our corporate investments in funds and companies. We believe that debt maturities should generally match the anticipated sources of repayments. Because the largest share of our corporate investments in funds has been in closed-end funds with 10- to 11-year terms, we have often issued debt with 10-year terms, as augmented by bank term loans with shorter multi-year terms to capitalize on historically low interest rates. Our segment’s receivables do not include accrued incentives (fund level), an off-balance sheet metric. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report.

	As of December 31,
	2012	2011
	(in thousands)
Assets:
Cash and cash-equivalents	$458,191	$297,230
U.S. Treasury and government agency securities	370,614	381,697
Management fees receivable	27,351	23,207
Incentive income receivable	82,182	28,892
Corporate investments, at equity	1,115,952	1,159,287
Deferred tax assets	159,171	72,986
Other assets	146,087	120,609
Total assets	$2,359,548	$2,083,908
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$214,311	$250,191
Due to affiliates	136,165	57,574
Debt obligations	615,179	652,143
Total liabilities	965,655	959,908
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,087,491	935,858
Unitholders’ capital attributable to Oaktree Capital Group, LLC	306,402	188,142
Total capital	1,393,893	1,124,000
Total liabilities and capital	$2,359,548	$2,083,908

Corporate Investments, at Equity
A summary of corporate investments, at equity as of December 31, 2012 and 2011 is set forth below:

	As of December 31,
	2012	2011
	(in thousands)
Investments in funds:
Oaktree funds:
Distressed debt	$475,476	$542,539
Control investing	264,186	239,706
Corporate debt	115,250	141,972
Real estate	107,408	81,502
Listed equities	69,222	39,262
Convertible securities	1,392	1,251
Non-Oaktree	53,591	91,520
Investments in companies:
DoubleLine and other	29,427	21,535
Total corporate investments, at equity	$1,115,952	$1,159,287
Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve: (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of December 31, 2012, we had an available cash balance of $458.2 million, or $828.8 million when including investments in U.S. Treasury and government agency securities, and $615.2 million in outstanding debt. Additionally, we had a $500 million revolving credit facility available to us, which was undrawn as of December 31, 2012. Oaktree’s investments in funds and companies had a carrying value of $1.1 billion as of December 31, 2012. While all of these investments in funds and companies follow the equity method of accounting, whereby original cost is adjusted for Oaktree’s share of income/loss and distributions, investments in funds reflect each fund’s holdings at fair value, whereas investments in DoubleLine and other companies are not adjusted to reflect the fair value of the underlying companies.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing and (c) distributions related to our corporate investments in funds and companies. As of December 31, 2012, corporate investments, at equity of $1.1 billion, included unrealized investment income of $287.4 million. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, also is used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. The distribution amounts as between any given periods are likely to vary materially due to this and other factors.
Tax distributions are not required in respect of the Class A units and are only required from the Oaktree Operating Group entities if and to the extent that there is sufficient cash available for distribution. Accordingly, if there were insufficient cash flow from operations to fund quarterly or tax distributions by the Oaktree Operating Group entities, we expect that these distributions would not be made. We believe that we have sufficient access to cash from existing balances, our operations and the revolving credit facility described below to fund our operations and commitments.

Consolidated Cash Flows
The accompanying consolidated statements of cash flows include our consolidated funds, despite the fact that we have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve:

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
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010 are discussed below.
Operating Activities
Net cash provided by operating activities was $7.0 billion, $1.1 billion and $3.4 billion for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts included (a) $5.8 billion of net proceeds from maturities and sales of investments of the consolidated funds in 2012, $0.7 billion of net purchases of investments of the consolidated funds in 2011 and $1.8 billion of net proceeds from maturities and sales of investments of the consolidated funds in 2010; (b) net realized gains on investments of the consolidated funds of $4.6 billion, $1.7 billion and $2.6 billion in 2012, 2011 and 2010, respectively; and (c) changes in unrealized gains on investments of the consolidated funds of $0.8 billion in 2012, unrealized losses of $3.1 billion in 2011 and unrealized gains of $1.8 billion in 2010.
Investing Activities
Net cash provided by (used in) investing activities was $55.0 million, $(262.5) million and $(127.2) million for the years ended December 31, 2012, 2011 and 2010, respectively. Investing activities were primarily driven by net U.S. Treasury and other U.S. government agency investment activities and net corporate investments in non-consolidated funds and companies. In 2012, net proceeds from maturities and sales of U.S. Treasury and government agency securities were $11.1 million, while 2011 and 2010 reflected net purchases of $211.1 million and $95.7 million, respectively. Corporate investments in funds and companies of $16.6 million, $53.5 million and $44.1 million in 2012, 2011 and 2010, respectively, consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Investments in funds	$187.2	$311.6	$166.0
Investments in consolidated funds eliminated in consolidation	(173.9)	(260.7)	(141.9)
Investments in unconsolidated companies	3.3	2.6	20.0
Corporate investments in funds and companies	$16.6	$53.5	$44.1

Distributions from corporate investments in funds and companies of $63.7 million, $12.5 million and $15.5 million in 2012, 2011 and 2010, respectively, consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash distributions received from investments in funds	$418.1	$285.9	$136.1
Cash distributions received from consolidated funds eliminated in consolidation	(371.4)	(274.9)	(120.6)
Cash distributions received from unconsolidated companies	17.0	1.5	—
Distributions from corporate investments in funds and companies	$63.7	$12.5	$15.5
Purchases of fixed assets were $5.2 million, $10.4 million and $2.9 million in 2012, 2011 and 2010, respectively.
Financing Activities
Net cash used in financing activities was $7.6 billion, $3.7 billion and $0.9 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Financing activities included (a) net distributions from consolidated funds to non-controlling interests of $7.6 billion, $3.4 billion and $0.2 billion in 2012, 2011 and 2010, respectively; (b) net borrowings on revolving credit facilities of the consolidated funds of $438.2 million in 2012 and net repayments of $41.1 million and $184.2 million in 2011 and 2010, respectively; (c) distributions to unitholders of $424.1 million, $469.7 million and $453.2 million in 2012, 2011 and 2010, respectively; (d) repayment of debt obligations of $287.0 million, $51.4 million and $21.4 million in 2012, 2011 and 2010, respectively; and (e) purchases of Oaktree Operating Group units, net of issuance of Class A units, of $0.7 million, $39.6 million and $7.1 million in 2012, 2011 and 2010, respectively. In 2012, there was $250.0 million in proceeds from issuance of debt, $2.4 million for the payment of issuance costs and $14.1 million used to repurchase our Class A units. In 2011, there was $300.0 million in proceeds from the issuance of debt and $2.6 million for the payment of debt issuance costs.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our Class A unitholders pursuant to our distribution policy. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our Class A units in open market or privately negotiated purchases or otherwise or redeem our Class A units pursuant to the terms of our operating agreement.
In addition to our ongoing sources of cash that include management fees, incentive income and fund distributions related to our corporate investments in funds and companies, we also have access to liquidity through our debt financings and credit agreements. We believe that the sources of liquidity described below will be sufficient to fund our working capital requirements for at least the next twelve months.
In December 2012, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement (the "New Credit Facility") with a bank syndicate for senior unsecured credit facilities, consisting of a $250 million fully-funded term loan (the "New Term Loan") and a $500 million revolving credit facility (the "New Revolver"), each with a 5-year term. The New Credit Facility replaced the previous credit facility (the "Old Credit Facility") and the New Term Loan replaced the prior amortizing term loan (the "Old Term Loan"), which had a principal balance of $247.5 million. The New Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the New Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the New Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the New Term Loan’s annual interest rate is fixed at 2.60%, based on our current credit ratings. The New Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of December 31,

2012, we were in compliance with each of these covenants and were able to draw the full amount available under the New Revolver without violating any financial covenants.
In January 2011, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into the Old Credit Facility with a bank syndicate, consisting of the $300 million fully-funded Old Term Loan and a $250 million three-year revolving credit facility. We were required to make principal payments in respect of the Old Term Loan of $7.5 million in each of March, June, September and December of every year, with the final payment of $150 million, constituting the remainder of the term loan, due on January 7, 2016. The Old Credit Facility was terminated and replaced by the New Credit Facility in December 2012. Proceeds from the New Term Loan were used to pay off the remaining outstanding balance on the Old Term Loan in December 2012.
In November 2009, our subsidiary Oaktree Capital Management, L.P. issued $250 million in aggregate principal amount of senior notes due December 2, 2019 (the “2019 Notes”). The indenture governing the 2019 Notes contains customary financial covenants and restrictions that, among other things, limit Oaktree Capital Management, L.P. and the guarantors' ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit-participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2019 Notes do not contain financial maintenance covenants.
In addition to the 2019 Notes, as of December 31, 2012, we had three other series of senior notes outstanding, with an aggregate remaining principal balance of $121.4 million. These notes have aggregate principal repayments due of $10.7 million in June 2013 and June 2014, with the remaining $100 million payable in 2016. Note purchase agreements underlying these notes contain customary financial covenants and restrictions, that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0 to 1.0; (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0 to 1.0; and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion ($15 billion under one agreement). As of December 31, 2012, we were in compliance with each of these covenants.
On October 7, 2011, Oaktree Finance, LLC (“Oaktree Finance”), our indirect wholly-owned subsidiary focused on providing financing for larger middle-market companies, entered into a senior secured revolving credit facility with a consortium of lenders. The senior secured revolving credit facility provided for an initial borrowing capacity of $75 million and the ability to borrow an additional $150 million if certain specified conditions were met, including the completion of a public offering by Oaktree Finance. On July 20, 2012, Oaktree Finance terminated the undrawn senior secured revolving credit facility.
We are required to maintain minimum net capital balances for regulatory purposes in certain international jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of December 31, 2012, we were required to maintain approximately $14.0 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
In connection with the 2007 Private Offering, two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., entered into a tax receivable agreement with the OCGH unitholders in 2007 that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85.0% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. These payments are expected to occur over the period ending approximately in 2029. A $77.6 million liability to the OCGH unitholders was recorded with respect to the tax receivable agreement. In 2008, we revised our estimate of the liability relating to the tax receivable agreement downward by $9.7 million, as a result of further analysis of the valuations relating to future taxable deductions, resulting in a revised liability of $67.9 million. Aggregate payments of $4.8 million were made to pre-2007 Private Offering OCGH unitholders in 2009 related to tax benefits that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. recognized, including interest thereon, with respect to the 2007 and 2008 taxable years, respectively. In connection with the tax returns filed for

2009 and 2010, an aggregate of $6.3 million was paid to the pre-2007 Private Offering OCGH unitholders by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., further lowering the estimated liability to $56.8 million as of December 31, 2011.
As a result of a change in state tax law that reduced the combined federal and state tax rate applicable to income from Oaktree Holdings, Inc. from 41% to 38%, the existing deferred tax assets and liabilities of Oaktree Holdings, Inc. were remeasured. The remeasurement reduced the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering from $64.4 million to $56.6 million, consequently reducing the related tax receivable agreement liability payable to OCGH unitholders by $6.3 million. The $6.3 million reduction in the tax receivable agreement payable is reflected in other income (expense), net in the consolidated statements of operations for the year ended December 31, 2012. The tax receivable agreement liability was further reduced by $3.3 million as a result of payments made under the tax receivable agreement in November 2012, resulting in a tax receivable agreement liability payable to OCGH unitholders of $47.2 million as of December 31, 2012.
The exchange of OCGH units in connection with our initial public offering increased the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $103.3 million and an associated liability of $87.8 million for payments to OCGH unitholders under the tax receivable agreement, which had the effect of increasing capital by $15.5 million. These payments are expected to occur over the period ending approximately in 2034.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2012:

	2013	2014-2015	2016-2017	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$15,401	$25,454	$13,812	$9,640	$64,307
Debt obligations payable	35,715	60,714	268,750	250,000	615,179
Interest obligations on debt (2)	29,937	56,263	43,592	33,750	163,542
Tax receivable agreement	6,284	15,320	16,543	96,806	134,953
Commitments to Oaktree and third-party funds (3)	265,401	—	—	—	265,401
Sub-total	352,738	157,751	342,697	390,196	1,243,382
Consolidated funds:
Debt obligations payable	491,625	—	—	—	491,625
Interest obligations on debt	3,155	—	—	—	3,155
Commitments to fund investments (4)	912,001	—	—	—	912,001
Total	$1,759,519	$157,751	$342,697	$390,196	$2,650,163

(1)
We lease our office space under agreements that expire periodically through 2020. The table includes only guaranteed minimum lease payments for these leases and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in our consolidated financial statements.

(2)	Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.

(3)
These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2013 column. Capital commitments are expected to be called over the next five years.

(4)
These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2013 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2012.
As of December 31, 2012, none of the incentive income we had received was subject to clawback by the funds.
General Partner and Other Capital Commitments
As of December 31, 2012, our capital commitments to our funds (as general partner) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of December 31, 2012
	(in millions)
Distressed Debt:
Oaktree Opportunities Fund VIIIb, L.P.	$67	$17
Oaktree Opportunities Fund IX, L.P.	100	100
Special accounts	5	3
Control Investments:
Oaktree Principal Fund V, L.P.	71	22
Oaktree European Principal Fund III, L.P.	100	65
Oaktree Power Opportunities Fund III, L.P.	27	19
Special account	5	1
Real Estate:
Oaktree Real Estate Opportunities Fund VI, L.P.	20	6
Mezzanine Finance:
Oaktree Mezzanine Fund III, L.P.	40	12
U.S. Senior Loans:
Oaktree Enhanced Income Fund, L.P.	20	6
Non-Oaktree	42	14
Total	$497	$265
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
Critical Accounting Policies
We prepare consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. Please see the notes to our consolidated financial statements for a summary of our significant accounting policies.

Principles of Consolidation
We consolidate all entities that we control through a majority voting interest or otherwise, including our funds in which we, as the general partner, are presumed to have control. Although we have a small single-digit equity percentage in the funds, the third-party limited partners do not have the right to dissolve the partnerships or substantive kick-out rights or participating rights that would overcome the presumption of control by the general partner. Accordingly, we consolidate the limited partnerships and record non-controlling interests to reflect the economic interests of the unaffiliated limited partners. Because limited partners in consolidated funds have been granted redemption rights exercisable in certain circumstances, amounts relating to third-party interests in consolidated funds are presented as non-controlling redeemable interests in consolidated funds within the consolidated statements of financial condition, outside of the permanent capital section. All intercompany transactions and balances have been eliminated in consolidation.
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
Investments in unconsolidated funds and companies are recorded using the equity method of accounting and reflect our ownership interest in each such fund that we do not control. Investment income represents our pro rata share of income or loss from these funds or companies. Our general partnership interests are substantially illiquid. While all of these investments follow the equity method of accounting, whereby the original cost is adjusted for Oaktree’s share of income or loss and distributions, investments in funds also reflect the fund’s holdings at fair value, whereas investments in DoubleLine and other companies are not adjusted to reflect the fair value of the underlying companies. Fair value of the underlying investments in funds is based on our assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
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
Fee calculations that consider committed capital or cost basis are each objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our open-end and evergreen funds, by contrast, are typically based on NAV as defined in the respective partnership or investment management agreements. NAV is typically based on the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. Please see “—Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our funds.
We do not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. Inasmuch as these fees are not paid directly by the consolidated funds, such fees do not eliminate in consolidation; accordingly, there is no impact to our net income (loss) as the amounts are included in income attributable to OCG.
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
Other Income (Loss)
Other income (loss) consists primarily of the unrealized and realized gains (losses) on consolidated funds’ investments (including the impact of foreign currency on non-dollar denominated investments), dividend and interest income received from investments and interest expense incurred in connection with investment activities. Unrealized gains or losses result from changes in the fair value of our funds’ investments during a period as well as the reversal of unrealized gains or losses in connection with realization events. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a corresponding realized gain or loss is recognized in the current period. While this reversal generally does not significantly impact the net amounts of gains and losses that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.
Investments, at Fair Value
GAAP establishes a hierarchal disclosure framework which prioritizes the inputs used in measuring investments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, such as the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
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
The market-yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral and/or the underlying value of the borrower utilizing techniques described below under “—Non-Publicly Traded Equity and Real Estate Investments.”
Non-Publicly Traded Equity and Real Estate Investments
The fair values of equity and real estate investments are determined by using a cost approach, market approach or an income approach. A market approach utilizes valuations of comparable public companies and transactions and generally seeks to establish the enterprise value of the portfolio company or investment property using a market-multiple methodology. This approach takes into account a specific financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company or investment property. Consideration may also be given to such factors as acquisition price of the security or investment property, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company or investment property relative to its comparable companies or properties, industry trends, general economic and market conditions and other factors deemed relevant. The income approach is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.
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
Investments measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level I – Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement. The types of investments in Level I include exchange-traded equities, debt and derivatives with quoted prices.

•
Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include prices in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives and other investments where the fair value is based on observable inputs.

•
Level III – Model-derived valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.

In some instances, an investment may fall into multiple levels of the fair-value hierarchy. In such instances, the investment’s level within the fair-value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. We account for the transfer of assets into or out of each fair-value hierarchy level as of the beginning of the reporting period.
In the absence of observable market prices, we value Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company or security being valued by the investment and valuation teams. The valuations are then reviewed by the valuation committee of each investment strategy, which consists of senior members of the investment team. All

Level III investment values are ultimately approved by the valuation committees and designated investment professionals, as well as the valuation officer, who is independent of the investment teams and reports directly to our Managing Principal. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, we evaluate changes in fair-value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
The table below summarizes the valuation of investments and other financial instruments, by fund type and fair-value hierarchy levels, for each period presented in our consolidated statements of financial condition (in thousands):

As of December 31, 2012	Level I	Level II	Level III	Total
Closed-end funds	$2,710,883	$9,371,995	$19,509,888	$31,592,766
Open-end funds	32,714	4,773,838	19,002	4,825,554
Evergreen funds	497,158	902,531	379,000	1,778,689
Total	$3,240,755	$15,048,364	$19,907,890	$38,197,009

As of December 31, 2011
Closed-end funds	$3,681,162	$13,477,732	$15,426,807	$32,585,701
Open-end funds	1,869	4,120,264	18,374	4,140,507
Evergreen funds	500,619	993,033	228,205	1,721,857
Total	$4,183,650	$18,591,029	$15,673,386	$38,448,065

Hedging and Other Derivatives
Oaktree is exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of our business. We address these risks as part of our overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, we may enter into interest-rate swaps to manage all or a portion of the interest-rate risk associated with our variable-rate borrowings. Our corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is Oaktree’s functional currency and, consequently, are subject to fluctuations in foreign currency exchange rates. We also receive management fees and pay expenses in currencies other than the U.S. dollar for certain funds. To manage the risks associated with foreign currency exchange gains and losses generated by the remeasurement of our corporate investments, management fees and expenses denominated in non-functional currencies, we may enter into currency option and forward contracts to offset some of the foreign-exchange risk on expected future cash flows.
As a result of the use of derivative contracts, we are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, we enter into contracts with certain major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
We recognize all derivatives as assets or liabilities on our consolidated statements of financial condition at fair value. When we enter into a derivative contract, we may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of our overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied.
Derivatives that are designated as hedging instruments are classified as either (a) a hedge of a recognized asset or liability ("fair-value hedge"); (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash-flow hedge"); or (c) a hedge of a net investment in a foreign operation. For a fair-value hedge, we record changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk in current-period earnings in the same caption in the consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair values of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current-period earnings. For derivatives not designated as hedging instruments, hedge accounting is not applied, and we record changes in fair value in current-period earnings.
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
Equity-Based Compensation
Equity-based compensation expense is calculated based on the fair value of a unit at the time of grant, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. We utilize a contemporaneous valuation report which, among other factors, incorporates market comparables for restricted stock liquidity discounts in determining fair value of OCGH units. Before our initial public offering, fair value was typically determined using the latest available closing price of our Class A units on the GSTrUE OTC market, discounted for a lack of marketability. Subsequent to our initial public offering, fair value is determined using the closing price of our Class A units on the NYSE, discounted for a lack of marketability where applicable. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based employee awards that require future service are recognized on a straight-line basis over the requisite service period.
Recent Accounting Developments
Please see note 2 to our consolidated financial statements included elsewhere in this annual report for information regarding recent accounting developments.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Price Risk
Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
As of December 31, 2012, we had investments at fair value of $38.4 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a negative change in unrealized appreciation on the consolidated funds’ investments of $3.8 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of: (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital during the investment period and, during the liquidation period, based on the lesser of: (i) the total funded committed capital; and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the year ended December 31, 2012, an incremental 10% decline in market values of the investments held in our funds would have caused an approximate

$18.7 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is fixed or determinable, which in the case of: (a) our closed-end funds generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors; and (b) our active evergreen funds occurs generally as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the year ended December 31, 2012 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income. In the case of evergreen funds, we estimate the incentive income of $41.6 million recognized during the year ended December 31, 2012 would have been reduced by $30.2 million had fair values declined an incremental 10% during the year.
Impact on Segment Investment Income
Investment income arises from our investments in funds managed by us or non-affiliated third parties. This income is directly affected by changes in market risk factors. We estimate that for the year ended December 31, 2012, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have reduced our investment income by $128.7 million. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the year ended December 31, 2012, a 10% decline in the average rate of exchange of the U.S. dollar would have had the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $9.3 million;

•	our operating expenses would have increased by $13.6 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $3.5 million; and

•	our income tax expense would have decreased by $0.3 million.
These movements would have decreased our net income attributable to OCG by $0.5 million.
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

Interest Rate Risk
As of December 31, 2012, Oaktree and its operating subsidiaries had $615.2 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we have entered into interest-rate swaps that effectively converted the bulk of the term loan interest rate to a fixed rate for the first four years. As a result, we estimate that there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $828.8 million of aggregate segment cash and cash-equivalents and investments in U.S. Treasury and government agency securities as of December 31, 2012, we estimate Oaktree and its operating subsidiaries would generate an additional $8.3 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements and certain other investment financing arrangements. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of December 31, 2012, $491.6 million was outstanding under these credit facilities. We estimate that interest expense relating to variable rates would increase on an annual basis by $4.9 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Unitholders of
Oaktree Capital Group, LLC
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in unitholders’ capital present fairly, in all material respects, the financial position of Oaktree Capital Group, LLC and its subsidiaries (the “Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 14, 2013

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2012	2011
Assets
Cash and cash-equivalents	$458,191	$297,230
U.S. Treasury and government agency securities	370,614	381,697
Corporate investments, at equity	98,950	121,825
Due from affiliates	44,589	31,826
Deferred tax assets	159,171	72,986
Other assets	127,244	110,181
Assets of consolidated funds:
Cash and cash-equivalents	2,470,335	3,208,429
Investments, at fair value	38,372,626	38,614,226
Dividends and interest receivable	177,746	268,162
Due from brokers	405,143	903,685
Receivable for securities sold	501,199	59,678
Derivative assets, at fair value	107,560	115,980
Other assets	576,630	108,251
Total assets	$43,869,998	$44,294,156
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$118,921	$185,597
Accounts payable, other accrued expenses and other liabilities	95,390	63,108
Due to affiliates	136,165	57,574
Debt obligations	615,179	652,143
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	104,744	52,600
Payables for securities purchased	629,627	398,714
Securities sold short, at fair value	126,530	213,727
Derivative liabilities, at fair value	156,647	68,414
Distributions payable	330,446	379,555
Borrowings under credit facilities	491,625	50,117
Total liabilities	2,805,274	2,121,549
Commitments and contingencies (Note 12)
Non-controlling redeemable interests in consolidated funds	39,670,831	41,048,607
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 30,180,933 and 22,664,100 units issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Class B units, no par value, unlimited units authorized, 120,267,503 and 125,847,115 units issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Class C units, no par value, unlimited units authorized, 0 and 13,000 units issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Paid-in capital	645,053	634,739
Accumulated deficit	(336,903)	(444,713)
Accumulated other comprehensive loss	(1,748)	(1,884)
Class A unitholders’ capital	306,402	188,142
OCGH non-controlling interest in consolidated subsidiaries	1,087,491	935,858
Total unitholders’ capital	1,393,893	1,124,000
Total liabilities and unitholders’ capital	$43,869,998	$44,294,156

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Management fees	$134,568	$140,715	$162,051
Incentive income	10,415	15,055	44,130
Total revenues	144,983	155,770	206,181
Expenses:
Compensation and benefits	(330,018)	(308,194)	(287,092)
Incentive income compensation expense	(222,594)	(179,234)	(159,243)
Equity-based compensation	(36,342)	(948,746)	(949,376)
Total compensation and benefits expense	(588,954)	(1,436,174)	(1,395,711)
General and administrative expenses	(108,814)	(103,617)	(90,432)
Consolidated fund expenses	(92,835)	(105,073)	(94,508)
Total expenses	(790,603)	(1,644,864)	(1,580,651)
Other income (loss):
Interest expense	(45,773)	(50,943)	(55,921)
Interest and dividend income	1,966,317	2,565,630	2,369,590
Net realized gain on consolidated funds’ investments	4,560,782	1,744,135	2,583,676
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	835,160	(3,064,676)	1,766,450
Investment income	25,382	8,600	6,620
Other income (expense), net	7,027	(1,209)	11,243
Total other income	7,348,895	1,201,537	6,681,658
Income (loss) before income taxes	6,703,275	(287,557)	5,307,188
Income taxes	(30,858)	(21,088)	(26,399)
Net income (loss)	6,672,417	(308,645)	5,280,789
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(6,016,342)	(233,573)	(5,493,799)
Net (income) loss attributable to OCGH non-controlling interest in consolidated subsidiaries	(548,265)	446,246	163,555
Net income (loss) attributable to Oaktree Capital Group, LLC	$107,810	$(95,972)	$(49,455)
Distributions declared per Class A unit (1)	$2.31	$2.34	$2.17
Income (loss) per unit (basic and diluted):
Net income (loss) per Class A unit	$3.83	$(4.23)	$(2.18)
Weighted average number of Class A units outstanding	28,170	22,677	22,677

(1)	All references to Class A units in these financial statements give effect to the conversion of previously outstanding 13 Class C units into Class A units on a one-for-one basis in April 2012.

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

Year Ended December 31, 2012	Oaktree Capital Group, LLC	OCGH Non-Controlling Interest in Consolidated Subsidiaries	Non-Controlling Redeemable Interests in Consolidated Funds	Total
Net income	$107,810	$548,265	$6,016,342	$6,672,417
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	205	988	—	1,193
Unrealized loss on interest-rate swap designated as cash-flow hedge	(69)	(264)	—	(333)
Other comprehensive income, net of tax	136	724	—	860
Total comprehensive income	107,946	548,989	6,016,342	6,673,277
Less: Comprehensive income attributable to non-controlling interests	—	(548,989)	(6,016,342)	(6,565,331)
Comprehensive income attributable to Oaktree Capital Group, LLC	$107,946	$—	$—	$107,946
Year Ended December 31, 2011
Net income (loss)	$(95,972)	$(446,246)	$233,573	$(308,645)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(112)	(601)	—	(713)
Unrealized loss on interest-rate swap designated as cash-flow hedge	(1,400)	(7,768)	—	(9,168)
Other comprehensive loss, net of tax	(1,512)	(8,369)	—	(9,881)
Total comprehensive income (loss)	(97,484)	(454,615)	233,573	(318,526)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	454,615	(233,573)	221,042
Comprehensive loss attributable to Oaktree Capital Group, LLC	$(97,484)	$—	$—	$(97,484)
Year Ended December 31, 2010
Net income (loss)	$(49,455)	$(163,555)	$5,493,799	$5,280,789
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(107)	(600)	—	(707)
Unrealized gain on interest-rate swap designated as cash-flow hedge	240	1,330	—	1,570
Other comprehensive income, net of tax	133	730	—	863
Total comprehensive income (loss)	(49,322)	(162,825)	5,493,799	5,281,652
Less: Comprehensive (income) loss attributable to non-controlling interests	—	162,825	(5,493,799)	(5,330,974)
Comprehensive loss attributable to Oaktree Capital Group, LLC	$(49,322)	$—	$—	$(49,322)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,672,417	$(308,645)	$5,280,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment income	(25,382)	(8,600)	(6,620)
Depreciation and amortization expense	7,397	6,583	6,481
Equity-based compensation expense	36,342	948,746	949,376
(Gain) loss related to arbitration award settlement	—	1,800	(11,730)
Net realized and unrealized (gains) losses from consolidated funds' investments	(5,395,942)	1,320,541	(4,350,126)
Amortization of original issue and market discount of consolidated funds' investments	(119,922)	(118,363)	(298,296)
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in other assets	(454,325)	(33,911)	35,687
Increase in net due from affiliates	(21,952)	(14,980)	(30,857)
Increase (decrease) in accounts payable, other accrued expenses and other liabilities	45,077	(5,653)	(65,611)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	90,416	(39,624)	102,327
Decrease in due from brokers	498,542	88,418	306,430
(Increase) decrease in receivables for securities sold	(441,521)	96,925	257,362
Increase (decrease) in payables for securities purchased	230,913	(81,545)	(628,752)
Purchases of securities	(15,266,419)	(15,000,195)	(18,207,462)
Proceeds from maturities and sales of securities	21,101,717	14,278,113	20,041,317
Net cash provided by operating activities	6,957,358	1,129,610	3,380,315
Cash flows from investing activities:
Purchases of U.S. Treasury and government agency securities	(258,922)	(306,133)	(180,664)
Proceeds from maturities and sales of U.S. Treasury and government agency securities	270,005	95,000	85,000
Corporate investments in funds and companies	(16,635)	(53,488)	(44,090)
Distributions from corporate investments in funds and companies	63,704	12,461	15,503
Purchases of fixed assets	(5,218)	(10,383)	(2,949)
Other	2,113	—	—
Net cash provided by (used in) investing activities	55,047	(262,543)	(127,200)

(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$250,000	$300,000	$—
Payment of debt issuance costs	(2,351)	(2,611)	—
Repayments of debt obligations	(286,964)	(51,429)	(21,429)
Issuance of Class A units	322,260	—	—
Purchase of Oaktree Operating Group units	(322,935)	(39,623)	(7,132)
Repurchase and cancellation of Class A units	(14,132)	—	—
Distributions to Class A unitholders	(66,789)	(53,063)	(49,209)
Distributions to OCGH unitholders	(357,278)	(416,677)	(404,005)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	6,441,090	8,305,880	6,559,325
Distributions to non-controlling interests	(13,993,859)	(11,668,028)	(6,751,999)
Borrowings on credit facilities	1,458,825	512,950	422,947
Repayments on credit facilities	(1,020,645)	(554,033)	(607,144)
Net cash used in financing activities	(7,592,778)	(3,666,634)	(858,646)
Effect of exchange rate changes on cash	3,240	(528)	(11,228)
Net increase (decrease) in cash and cash-equivalents	(577,133)	(2,800,095)	2,383,241
Cash and cash-equivalents, beginning balance	3,505,659	6,305,754	3,922,513
Cash and cash-equivalents, ending balance	$2,928,526	$3,505,659	$6,305,754
* * *
Supplemental cash flow disclosures:
Fair value of properties received in connection with arbitration award (non-cash)	$—	$—	$11,680
Cash paid for interest	37,738	34,670	31,783
Cash paid for income taxes	18,524	18,918	23,050

Please see accompanying notes to consolidated financial statements

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders' Capital
(in thousands)

	Oaktree Capital Group, LLC						OCGH Non-Controlling Interest in Consolidated Subsidiaries	Total Unitholders' Capital
	Class A Units	Class B Units	Class C Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2009	22,664	124,327	13	$455,305	$(299,286)	$(505)	$804,319	$959,833
Activity for the year ended December 31, 2010:
Issuance of Class B units	—	1,357	—	—	—	—	—	—
Forfeitures of Class B units	—	(15)	—	—	—	—	—	—
Cancellation of Class B units	—	(238)	—	—	—	—	—	—
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(7,132)	(7,132)
Equity reallocation between controlling and non-controlling interests	—	—	—	(2,015)	—	—	2,015	—
Capital increase related to equity-based compensation expense	—	—	—	145,385	—	—	803,991	949,376
Distributions declared	—	—	—	(49,209)	—	—	(404,005)	(453,214)
Net loss	—	—	—	—	(49,455)	—	(163,555)	(213,010)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(107)	(600)	(707)
Unrealized gain on interest rate-swap designated as cash-flow hedge, net of tax	—	—	—	—	—	240	1,330	1,570
Unitholders' capital as of December 31, 2010	22,664	125,431	13	549,466	(348,741)	(372)	1,036,363	1,236,716
Activity for the year ended December 31, 2011:
Issuance of Class B units	—	1,523	—	—	—	—	—	—
Forfeitures of Class B units	—	(32)	—	—	—	—	—	—
Cancellation of Class B units	—	(1,075)	—	—	—	—	—	—
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(39,623)	(39,623)
Equity reallocation between controlling and non-controlling interests	—	—	—	(6,413)	—	—	6,413	—
Capital increase related to equity-based compensation expense	—	—	—	144,749	—	—	803,997	948,746
Contributions	—	—	—	—	—	—	848	848
Distributions declared	—	—	—	(53,063)	—	—	(417,525)	(470,588)
Net loss..	—	—	—	—	(95,972)	—	(446,246)	(542,218)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(112)	(601)	(713)
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	(1,400)	(7,768)	(9,168)
Unitholders' capital as of December 31, 2011	22,664	125,847	13	634,739	(444,713)	(1,884)	935,858	1,124,000
Activity for the year ended December 31, 2012:
Issuance of Class A units	7,904	—	—	322,260	—	—	—	322,260
Issuance of Class B units	—	2,358	—	—	—	—	—	—
Forfeitures of Class B units	—	(33)	—	—	—	—	—	—
Conversion of Class C units into Class A units	13	—	(13)	—	—	—	—	—
Repurchase and cancellation of Class A units	(400)	—	—	(14,132)	—	—	—	(14,132)
Cancellation of Class B units	—	(7,904)	—	—	—	—	—	—
Purchase of Oaktree Operating Group units from OCGH unitholders	—	—	—	(322,260)	—	—	—	(322,260)
Deferred tax effect resulting from the purchase of Oaktree Operating Group units	—	—	—	15,490	—	—	—	15,490
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(675)	(675)
Equity reallocation between controlling and non-controlling interests	—	—	—	69,097	—	—	(69,097)	—
Capital increase related to equity-based compensation expense	—	—	—	6,648	—	—	29,694	36,342
Distributions declared	—	—	—	(66,789)	—	—	(357,278)	(424,067)
Net income	—	—	—	—	107,810	—	548,265	656,075
Foreign currency translation adjustment, net of tax	—	—	—	—	—	205	988	1,193
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	(69)	(264)	(333)
Unitholders' capital as of December 31, 2012	30,181	120,268	—	$645,053	$(336,903)	$(1,748)	$1,087,491	$1,393,893

Please see accompanying notes to consolidated financial statements.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree manages funds (the “Oaktree funds”) across a broad array of sophisticated investment strategies categorized into six asset classes: distressed debt, corporate debt, control investing, convertible securities, real estate and listed equities. Funds managed by Oaktree include both separate accounts and commingled funds. The commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner or, in certain limited cases, co-general partner.
Reorganization of Oaktree Capital Management, LLC
Oaktree Capital Group, LLC was formed on April 13, 2007 for the purpose of effecting a private over-the-counter equity offering. On May 21, 2007, the Company sold 23,000,000 Class A Units to qualified institutional buyers, as such term is defined under Rule 144A of the U.S. Securities Act of 1933 as amended, (the “2007 Private Offering”) for net proceeds of $944.2 million, of which $243.0 million represented primary proceeds. Prior to the 2007 Private Offering, our business was operated through Oaktree Capital Management, LLC (“OCM” or the “Predecessor Company”), formed in April 1995, which was owned by its principals, senior employees and certain other investors. In connection with the 2007 Private Offering, OCM caused all of its business to be contributed to a group of operating entities collectively referred to as the Oaktree Operating Group. In addition to the contribution and assignment of OCM’s business to the Oaktree Operating Group, the owners who held interests in OCM immediately prior to the 2007 Private Offering exchanged those interests for units of Oaktree Capital Group Holdings, L.P. (“OCGH”) and became limited partners of OCGH (together with any subsequently admitted limited partners, the “OCGH unitholders”). In exchange for the assignment and contribution of OCM’s business to the Oaktree Operating Group, OCGH received limited partnership units in each Oaktree Operating Group entity. These series of transactions are collectively referred to as the May 2007 Restructuring. An Oaktree Operating Group unit is not a legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities.
As a result of the May 2007 Restructuring and other transactions associated with the 2007 Private Offering, the Company became the owner of, and our Class A unitholders therefore had, a 15.86% indirect economic interest in the Oaktree Operating Group, while OCGH retained an 84.14% direct economic interest in the Oaktree Operating Group. Additionally, the Company issued all of its outstanding Class B units to OCGH. The Class B units are entitled to 10 votes per unit whereas the Class A units are only entitled to one vote per unit. Therefore, the Class B units initially held 98.15% of the voting interest of the Company.
OCM is considered the predecessor of the Company for accounting purposes and its financial statements are the historical financial statements of the Company. The May 2007 Restructuring was accounted for as a reorganization of entities under common control. Accordingly, the value of assets and liabilities recognized in OCM’s financial statements were unchanged when those assets and liabilities were carried forward into the Company’s financial statements. When the Company indirectly purchased Oaktree Operating Group units from OCGH and directly from the Oaktree Operating Group, it recorded the proportion of Oaktree Operating Group net assets acquired at their historical carrying value and proportionately reduced the OCGH non-controlling interest in consolidated subsidiaries. Subsequent to the completion of the May 2007 Restructuring, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries in the accompanying consolidated financial statements.
Initial public offering
On April 12, 2012, the Company listed its Class A units on the New York Stock Exchange (“NYSE”). In connection with the listing, the Company and selling unitholders sold 7,888,864 and 954,159 Class A units, respectively. Upon the completion of the initial public offering, the Company owned approximately 20% of the Oaktree Operating Group and the Company’s principals controlled 98% of the total combined voting power of the Company’s units entitled to vote. The Company did not receive any of the proceeds from the sale of Class A units by the selling unitholders, and used the offering proceeds from the issuance of units to acquire interests in the Company’s business from its principals, employees (including former employees) and other investors.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

Basis of presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities that are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities that are not considered variable interest entities but in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated through consolidation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The Company consolidates those entities where it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. This includes one entity determined to be a variable interest entity (“VIE”), for which the Company is considered the primary beneficiary, and substantially all of Oaktree's closed-end, commingled open-end and evergreen funds for which the Company acts as the sole general partner and is deemed to control through a voting interest model.
Variable interest model. The Company consolidates entities determined to be VIEs for which it is considered the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity's business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation rules, which were revised effective January 1, 2010, require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-related fees), would give it a controlling financial interest. The consolidation rules may be deferred for VIEs if the VIE and the reporting entity's interest in the VIE meet the deferral conditions set forth in Accounting Standards Codification (“ASC”) 810-10-65-2(aa). Where a VIE has qualified for the deferral of the consolidation rules, the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-related fees), would be expected to absorb a majority of the variability of the entity. Under either guideline, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity's status as a VIE or the determination of the primary beneficiary.
While the Company holds variable interests in the Oaktree funds, these funds do not meet the characteristics of a VIE. As of December 31, 2012 and 2011, the Company consolidated one entity as a VIE for which it is the primary beneficiary, Oaktree AIF Holdings, Inc. (“AIF”) and there are no VIEs for which the Company was not the primary beneficiary. AIF was formed to hold certain assets for regulatory and other purposes and is immaterial to the Company.
Voting interest model. For entities that do not meet the criteria for consolidation under a variable interest model, the Company evaluates those entities that it controls through a majority voting interest, including those Oaktree funds in which the Company as the sole general partner is presumed to have control (the “consolidated funds”). Although as general partner the Company typically has only a small, single-digit equity interest in each fund, the funds' third-party limited partners do not have the right to dissolve the partnerships or have substantive kick-out or participating rights that would overcome the presumption of control by the Company.
Accordingly, Oaktree's consolidated financial statements reflect the assets, liabilities, investment income, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling redeemable interests in

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

consolidated funds in the accompanying consolidated financial statements. Substantially all of the management fees and incentive income earned by Oaktree from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, Oaktree's attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination in consolidation of such amounts has no effect on net income (loss) attributable to the Company. Potential incentive allocations at the consolidated fund level that have not yet been recognized by the Company are included in non-controlling redeemable interests in consolidated funds.
The Company records non-controlling interests to reflect the economic interests of the unaffiliated limited partners. These interests are presented as non-controlling redeemable interests in consolidated funds within the consolidated statements of financial condition, outside of the permanent capital section. Limited partners in open-end and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective limited partnership agreements, over periods ranging from one month to three years. While limited partners in consolidated closed-end funds generally have not been granted redemption rights, they do have such rights in certain limited circumstances that are beyond the control of the Company, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule.
All intercompany transactions and balances have been eliminated in consolidation.
Certain funds for which the Company shares general partner responsibilities or where the Company has no general partner responsibility but has the ability to exert significant influence through other means are accounted for using the equity method of accounting.
Use of estimates
The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of income and expenses during the period then ended. Actual results could differ from these estimates.
Fair value of financial instruments
GAAP establishes a hierarchal disclosure framework which prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, such as the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
Financial assets and liabilities measured and reported at fair value are classified as follows:

•
Level I – Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement. The types of investments in Level I include exchange-traded equities, debt and derivatives with quoted prices.

•
Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include prices in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers. Other inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives and other investments where the fair value is based on observable inputs.

•
Level III – Model-derived valuations for which one or more significant inputs are unobservable. These inputs reflect the Company's assessment of the assumptions that market participants use to value the investment based on the best available information. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.

In some instances, an instrument may fall into multiple levels of the fair-value hierarchy. In such instances, the instrument's level within the fair-value hierarchy is based on the lowest of the three levels (with Level III being

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

the lowest) that is significant to the fair-value measurement. The Company's assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair-value hierarchy level as of the beginning of the reporting period.
In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company or security being valued by the investment and valuation teams. The valuations are then reviewed by the valuation committee of each investment strategy, which consists of senior members of the investment team. All Level III investment values are ultimately approved by the valuation committees and designated investment professionals, as well as the valuation officer, who is independent of the investment teams and reports directly to the Company's Managing Principal. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company evaluates changes in fair-value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
Corporate Investments, at Equity
Corporate investments, at equity consist of investments in unconsolidated funds and companies that the Company does not control but has significant influence over. These investments are recorded using the equity method of accounting and reflect Oaktree's ownership interest in each fund or company. Investment income represents Oaktree's pro-rata share of income or loss from these funds or companies. Oaktree's general partnership interests are substantially illiquid. While all of these investments follow the equity method of accounting, whereby the original cost is adjusted for Oaktree's share of income or loss and its contributions and distributions, investments in funds also reflect the fund's investment holdings at fair value, whereas investments in DoubleLine Capital LP and other companies do not reflect the fair value of the underlying companies.
Cash and cash-equivalents
Cash and cash-equivalents include demand deposit accounts, as well as money market funds and short-term investments with maturities of three months or less at the date of acquisition.
U.S. Treasury and government agency securities
Includes holdings of U.S. Treasury bills and other securities issued by U.S. government agencies with maturities greater than three months at the date of acquisition. These securities, classified as available-for-sale, are recorded at fair value with changes in fair value included in other comprehensive income (loss). Changes in fair value were not material for all years presented.
Foreign currency
Assets and liabilities of the foreign subsidiaries of Oaktree having non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses.
Hedging and other derivatives
The Company is exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of its business. The Company addresses these risks as part of its overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, the Company may enter into interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable-rate borrowings. The Company's corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is the Company's functional currency and, consequently, are subject to fluctuations in foreign currency exchange rates. The Company also receives management fees from certain funds and pays expenses in currencies other than the U.S. dollar. To manage the risks associated with foreign currency exchange gains and losses

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

generated by the remeasurement of the Company's corporate investments, management fees and expenses denominated in non-functional currencies, the Company may enter into currency option and forward contracts to offset some of the foreign-exchange risk on expected future cash flows.
As a result of the use of derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company enters into contracts with certain major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The Company recognizes all derivatives as assets or liabilities on its consolidated statements of financial condition at fair value. When the Company enters into a derivative contract, the Company may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied.
Derivatives that are designated as hedging instruments are classified as either (a) a hedge of a recognized asset or liability (“fair-value hedge”); (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow hedge”); or (c) a hedge of a net investment in a foreign operation. For a fair-value hedge, the Company records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current-period earnings in the same caption in the consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair values of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged, which are excluded from the assessment of hedge effectiveness, are recognized in current-period earnings. For a derivative that is not designated as a hedging instrument (“freestanding derivative”), the Company records changes in fair value in current-period earnings.
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
Depreciation and amortization
Depreciation of furniture and equipment is provided using the straight-line method over the estimated useful life of the asset, generally three-to-five years, beginning in the first full month after the asset is placed in service. The cost of leasehold improvements is amortized using the straight-line basis over the shorter of the respective estimated useful life or the lease term.
Comprehensive income (loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting unitholders' capital that, under GAAP, are excluded from net income (loss). Other gains and losses result from unrealized gains and losses on cash-flow hedges and foreign currency cumulative translation adjustments, net of tax.
Management fees
Management fees are recognized over the period in which the investment advisory services are performed. The contractual terms of management fees vary by fund structure. Management fees for closed-end funds are paid quarterly, generally in the range of 1.25% to 1.75% per year, of total committed capital during the investment period. During the liquidation period, the management fee remains the same fixed percentage, applied against the lesser of the total funded capital and the cost basis of assets remaining in the fund. For open-end and evergreen funds,

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

management fees are based on the net asset value ("NAV") of the respective fund, with annual management fee rates generally 0.50% for open-end funds and 1.5% to 2.0% for evergreen funds.
The Company does not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. These fees are typically recognized as revenue in the period in which they are offset against the quarterly management fees that would otherwise be paid by the applicable fund, which is generally the quarter following the period in which the fees are received. Inasmuch as these fees are not paid directly by the consolidated funds, such fees do not eliminate in consolidation and may impact the presentation of gross consolidated management fees; however, there is no impact to the Company's net income as the amounts are included in net income (loss) attributable to non-controlling redeemable interests in consolidated funds. Ancillary fees recognized in management fees for the years ended December 31, 2012, 2011 and 2010 were $25.9 million, $35.3 million and $46.2 million, respectively.
Incentive income
Incentive income generally represents 20% of each closed-end fund's profits, subject to a preferred return of typically 8% per annum, and 20% of each evergreen fund's annual profits, subject to high-water marks. The Company has elected to adopt “Method 1” for revenue recognition based on a formula. Under this method, incentive income is recognized when fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to Oaktree. The Method 1 criteria for revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund's investors, and (b) for evergreen funds, at the conclusion of each annual measurement period. Incentives received by Oaktree before the above criteria are met are deferred and recorded as a deferred incentive income liability within accounts payable, other accrued expenses and other liabilities on the consolidated statements of financial condition. There was no incentive income deferred as of December 31, 2012, while $1.5 million was deferred as of December 31, 2011. The Company may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria, which generally results in income recognized when received. Tax distributions are contractually not subject to clawback.
Incentive income compensation expense
The Company has an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Such professionals' participation in incentive income generated by our funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by the Company or paid to the participant. Incentive income compensation is generally expensed in the same period as the underlying income is recognized and is paid in that same period or in the next period. Incentive income compensation also is expensed if the Company acquires an individual's participation interest in a fund's incentive income, thereby eliminating any contingency related to the Company's obligation to pay the compensation. In December 2011, the Company acquired a small portion of certain investment professionals' participations in the possible future incentive income from OCM Opportunities Fund VIIb, L.P. (“Opps Vllb”), in the aggregate amount of $55.5 million. The acquisition price was based on Opps VIIb's unpaid potential incentive income allocation to the Company as of September 30, 2011. The related incentive income was not recognized in 2011 because as of December 31, 2011 its recognition criteria had not been satisfied. The Company did not acquire any incentive income participation interest in the years ended December 31, 2012 and 2010.
Other income (expense)
In 2010, the Company gained control of a partnership through an arbitration award settlement agreement and recognized a gain of $11.7 million, included in other income on the consolidated statements of operations, which represented the fair value of assets contributed to the partnership. Pursuant to the terms of the agreement, additional contributions could be received subsequent to 2010. Gains or losses that result from the operations of the partnership are recognized as they occur. The Company has accounted for this transaction as a business combination. In 2011, the Company recorded an expense of $1.2 million, reflecting an adjustment to the carrying

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

value of one of the properties received as part of the 2010 arbitration award. In 2012, the Company recorded income of $3.1 million attributable to the sale of a real estate property and other proceeds received as part of the same 2010 arbitration award.
Equity-based compensation
Equity-based compensation expense is calculated based on the fair value of a unit at the time of grant, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period, with a corresponding increase in capital.
Income taxes
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of the Company's Intermediate Holding Companies which were established as wholly-owned corporate subsidiaries in connection with the May 2007 Restructuring, are subject to U.S. federal and state income taxes. The remainder of Oaktree's income is generally not subject to U.S. corporate-level taxation.
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
Oaktree analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, for all open tax years in these jurisdictions. If the Company determines that uncertainties in tax positions exist, a reserve is established. Oaktree recognizes accrued interest and penalties related to uncertain tax positions in income tax expense within the consolidated statements of operations.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. Oaktree reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.
The Oaktree funds are exempt from federal and state income taxes and, consequently, no income tax provision has been made in the accompanying consolidated financial statements because individual partners are responsible for their proportionate share of the taxable income.
Reclassifications
Certain amounts reported in the prior year have been reclassified to conform to the current-year's presentation.
Accounting policies of consolidated funds
Although as general partner the Company typically only has a small minority economic interest in the consolidated funds, the third-party limited partners neither have the right to dissolve the partnerships nor possess substantive kick-out or participating rights that would overcome the presumption of control by the Company. Accordingly, the Company consolidates the consolidated funds and records non-controlling interests to reflect the economic interests of the unaffiliated limited partners.
Investment transactions and income recognition
The consolidated funds record investment transactions at cost on trade date for publicly traded securities or when they have an enforceable right to acquire the security, which is generally on the closing date if not publicly traded. Realized gains and losses on investments are recorded on a specific identification basis. The consolidated funds record dividend income on the ex-dividend date and interest income on an accrual basis, unless the related investment is in default or if collection of the income is otherwise considered doubtful. The consolidated funds may

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

hold investments that provide that interest is payable in-kind rather than in cash, in which case the related income is recorded at its estimated net realizable amount.
Cash and cash-equivalents
Cash and cash-equivalents held at consolidated funds represents cash that, although not legally restricted, is not available to support general liquidity needs of Oaktree, as the use of such amounts is generally limited to the investment activities of the consolidated funds.
Foreign currency
Investments denominated in non-U.S. currencies are recorded in the consolidated financial statements after translation into U.S. dollars utilizing rates of exchange on the last business day of the period. Interest and dividend income is recorded net of foreign withholding taxes and calculated using the exchange rate in effect when the income is recognized. The effects of changes in exchange rates on assets and liabilities, income and realized gains or losses are included as part of net realized gain (loss) on consolidated funds' investments and net change in unrealized appreciation (depreciation) on consolidated funds' investments in the consolidated statements of operations.
Investments, at fair value
The consolidated funds are primarily investment companies that reflect their investments, including majority-owned and controlled investments (the “portfolio companies”), at fair value. The Company has retained the specialized investment company accounting guidance under GAAP for the consolidated funds with respect to consolidated investments. Thus, the consolidated investments are reflected on the consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds' investments in the consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
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
Exchange-traded investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where the Company has applied discounts to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the Company's consolidated statements of financial condition and results of operations for all periods presented.
Credit-oriented investments
Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker-dealers.
The market-yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrowers. Consideration is also given to a borrower's ability to meet principal and interest obligations; this may include an evaluation of

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

collateral and/or the underlying value of the borrower utilizing techniques described below under “—Non-Publicly Traded Equity and Real Estate Investments.”
Non-publicly traded equity and real estate investments
The fair values of equity and real estate investments are determined by using a cost approach, market approach or an income approach. A cost approach is based upon the current cost of reproducing a real estate investment less deterioration and functional and economic obsolescence. A market approach utilizes valuations of comparable public companies and transactions and generally seeks to establish the enterprise value of the portfolio company or investment property using a market-multiple methodology. This approach takes into account a specific financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company or investment property. Consideration may also be given to such factors as acquisition price of the security or investment property, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company or investment property relative to its comparable companies or properties, industry trends, general economic and market conditions and other factors deemed relevant. The income approach is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.
The valuation of securities may be impacted by expectations of investors' receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the period of time elapsed from the date of the investment to the valuation date) and applicable restrictions on the transferability of the securities.
These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by the Company do not necessarily represent the amounts which may eventually be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
Securities sold short
Securities sold short represent obligations of the consolidated funds to make a future delivery of a specific security and, correspondingly, create an obligation to purchase the security at prevailing market prices (or deliver the security, if owned by the consolidated funds) as of the delivery date. As a result, these short sales create the risk that the funds' obligations to satisfy the delivery requirements may exceed the amount recorded in the accompanying consolidated statements of financial condition.
Securities sold short are recorded at fair value, with the resulting change in value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds' investments. When the securities are delivered, any gain or loss is included in net realized gain (loss) on consolidated funds' investments. The funds maintain cash deposits with prime brokers in order to cover their obligations on short sales. These amounts are included in due from brokers in the consolidated statements of financial condition.
Options
The purchase price of a call option or a put option is recorded as an investment, which is carried at fair value. If a purchased option expires, a loss in the amount of the cost of the option is realized. When there is a closing sale transaction, a gain or loss is realized if the proceeds are greater or less than, respectively, the cost of the option. When a call option is exercised, the cost of the security purchased upon exercise is increased by the premium originally paid.
When a consolidated fund writes an option, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the option written. If a written option expires, a gain is realized in the amount of the premium received. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain or loss. The writer of an option bears the market risk of an unfavorable change in the price of the security underlying the written option. Options written are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

Credit default swaps
A credit default swap (“CDS”) is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party (the “protection buyer”) agrees to pay a premium (commonly based on a rate of a notional principal amount) to another party (the “protection seller”) in exchange for a contingent payment in the event of a pre-defined credit event that relates to an obligation of a reference entity. The reference entity of the swap can be a single issuer, a basket of issuers, or an index. Types of underlying referenced obligations can be, but are not limited to, corporate bonds, bank loans, sovereign debt and asset-backed securities. When a credit event is triggered, the protection seller is obligated to pay the contingent payment to the buyer, which is typically the par value (full notional value) of the reference obligation, though the actual payment may be mitigated by terms of the International Swaps and Derivatives Association Master Agreement allowing for netting arrangements and collateral. The contingent payment may be a cash settlement or a physical delivery of the reference obligation in return for payment of the face amount of the obligation. These contingent amounts are partially offset by any recovery values of the respective referenced obligations, upfront payments received upon entering into the agreement, if any, or net amounts received from the settlement of buy protection agreements entered into by the consolidated funds for the same referenced entity or entities. If a consolidated fund is a protection buyer and no credit event occurs, the fund may lose its investment and recover nothing. However, if a credit event occurs, the protection buyer typically receives full notional value for a reference obligation that may have little or no value. Based on the complex nature of these settlement process and volatility of the market, the Company is generally unable to reasonably estimate the amount of potential future recovery values.
In addition to general market risks, CDS contracts are subject to liquidity and counterparty risk. A CDS may entail greater risks than those of other instruments, including the risk of mispricing due to limited availability of pricing sources and the risk that changes in the value of the swap may not correlate with the underlying asset. A CDS may be highly illiquid because such instruments typically are entered into over the counter and are not exchange traded. When a fund is a protection buyer, the fund is exposed to credit risk relating to whether the counterparty will meet its obligation upon the occurrence of a credit event. When a fund is a protection seller, it is exposed to off-balance sheet risk to the extent that its ultimate obligation to the counterparty upon the occurrence of a credit event may be significantly higher than the fair value reflected in the consolidated statements of financial condition.
CDS contracts are valued by the Company based in part on quotations provided by an independent pricing service, with changes in value recorded as unrealized appreciation (depreciation). Upfront payments received or paid by the consolidated funds are reflected as an asset or liability on the consolidated statements of financial condition. For further information regarding CDS contracts, please see note 5.
Total return swaps
A total return swap is an agreement to exchange cash flows based on an underlying asset. Pursuant to these agreements, a fund may deposit collateral with the counterparty and may pay a swap fee in cash equal to a fixed percentage of the value of the underlying security (notional amount). A fund earns interest on cash collateral held on account with the counterparty and may be required to deposit additional collateral equal to the unrealized appreciation or depreciation on the underlying asset. Changes in the underlying value of the swaps recorded as unrealized gains or losses are based on changes in the underlying value of the security. All amounts exchanged with the swap counterparty representing capital appreciation or depreciation, dividend income and expense, items of interest income on short proceeds, borrowing costs on short sales, and commissions are recorded as realized gains or losses. Dividend income and expense on the underlying assets are accrued as unrealized gains or losses on the ex-date. The average notional amounts of total return swap contracts outstanding during 2012 were $487,706 long and $33,891 short. The average notional amounts of total return swaps outstanding during 2011 were $933,430 long and $55,081 short.
Due from brokers
Due from brokers represents cash owned by the consolidated funds and on deposit with brokers and counterparties, which is used as collateral for the consolidated funds' securities and swaps.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

Risks and uncertainties
Certain consolidated funds invest primarily in the securities of entities that are undergoing, or are considered likely to undergo, reorganization, debt restructuring, liquidation or other extraordinary transactions. Investments in such entities are considered speculative and involve substantial risk of principal loss. Certain of the consolidated funds' investments may also consist of securities that are thinly traded, securities and other assets for which no market exists and securities which are restricted as to their transferability. Additionally, investments are subject to concentration and industry risks, reflecting numerous factors, including political, regulatory or economic issues that could cause the investments and their markets to be relatively illiquid and their prices relatively volatile. Investments denominated in non-U.S. currencies or involving non-U.S. domiciled entities are subject to risks and special considerations not typically associated with U.S. investments. Such risks may include, but are not limited to, investment and repatriation restrictions, currency exchange rate fluctuations, adverse political, social and economic developments, less liquidity, smaller capital markets and certain local tax law considerations.
Credit risk is the potential loss that may be incurred from the failure of a counterparty or an issuer to make payments according to the terms of a contract. Some consolidated funds are subject to additional credit risk due to strategies of investing in debt of financially distressed issuers or derivative instruments, as well as involvement in privately negotiated structured notes and structured credit transactions. Counterparties include custodian banks, major brokerage houses and their affiliates. The Company monitors the creditworthiness of the financial institutions with which it conducts business.
Bank debt has exposure to certain types of risk, including interest rate, market and the potential non-payment of principal and interest as a result of default or bankruptcy of the issuer. Loans are generally subject to prepayment risk, which will affect the maturity of such loans. The consolidated funds may enter into bank debt participation agreements through contractual relationships with a third-party intermediary, causing the consolidated funds to assume the credit risk of both the borrower and the intermediary.
The consolidated funds may invest in real property and real estate-related investments, including commercial mortgage-backed securities (“CMBS”) and real estate loans, that entail substantial inherent risks. There can be no assurance that such investments will increase in value or that significant losses will not be incurred. CMBS are subject to a number of risks including credit, interest rate, prepayment and general market risks. These risks can be affected by a number of factors, including general economic conditions, particularly those in the area where the related mortgaged properties are located, the level of the borrowers' equity in the mortgaged properties and the relative timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. Real estate loans consist of those that are non-performing at the time of their acquisition or that become non-performing following their acquisition. Non-performing real estate loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or write-down of the principal balance. Moreover, foreclosure on collateral securing one or more real estate loans held by the consolidated funds may be necessary, which may be lengthy and expensive.
Certain consolidated funds hold over-the-counter derivatives that may allow counterparties to terminate derivative contracts prior to maturity under certain circumstances, thereby resulting in an accelerated payment of any net liability owed to the counterparty.
Recent accounting developments
In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair-value measurements specifying that the concepts of highest and best use and valuation premise in a fair-value measurement are only relevant when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The guidance clarified that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair-value measurement that is categorized within Level III of the fair-value hierarchy and also required additional disclosure regarding the valuation processes used by the reporting entity and the sensitivity of fair-value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, for fair-value measurements categorized within Level III. The guidance was effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012 and determined that the adoption did not have a material impact on its consolidated financial statements. Please see note 4 for additional information.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The guidance allows an entity to present the components of net income, the components of other comprehensive income and the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the option chosen, the entity is required to present items that are reclassified between net income and other comprehensive income on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company adopted this guidance in the first quarter of 2012 and determined that the adoption did not have a material impact on its financial condition or results of operations, because the guidance changes only the presentation of other comprehensive income and total comprehensive income. No changes were made to the existing guidance regarding which items are reported in other comprehensive income. Please see the consolidated statements of comprehensive income (loss) for the required disclosures.
In December 2011, the FASB issued amended guidance requiring enhanced disclosures that will enable users to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued additional guidance to clarify that ordinary receivables and receivables are not in the scope of the amended guidance. The amendments are effective for the Company beginning January 1, 2013. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.
In February 2013, the FASB issued guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”), which requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI. The guidance is effective for the Company beginning January 1, 2013 and is to be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short in the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair value as a percentage of investments of consolidated funds as of December 31,
Investments:	2012	2011	2012	2011
United States:
Fixed income securities:
Consumer discretionary	$5,072,283	$7,656,687	13.2%	19.9%
Consumer staples	697,300	394,897	1.8	1.0
Energy	565,151	551,850	1.5	1.4
Financials	1,013,230	1,398,771	2.6	3.6
Health care	658,932	508,947	1.7	1.3
Industrials	1,957,259	2,976,294	5.1	7.7
Information technology	908,662	764,642	2.4	2.0
Materials	826,008	1,050,651	2.2	2.7
Telecommunication services	282,101	262,830	0.7	0.7
Utilities	1,717,978	2,108,998	4.5	5.5
Total fixed income securities (cost: $13,320,475 and $16,966,996 as of December 31, 2012 and 2011, respectively)	13,698,904	17,674,567	35.7	45.8
Equity securities:
Consumer discretionary	3,289,347	3,189,373	8.6	8.3
Consumer staples	444,735	299,673	1.2	0.8
Energy	448,412	542,490	1.2	1.4
Financials	6,001,493	3,296,925	15.6	8.5
Health care	134,239	140,509	0.3	0.4
Industrials	1,201,156	1,021,423	3.1	2.6
Information technology	199,003	72,613	0.5	0.2
Materials	1,407,850	1,490,285	3.7	3.9
Telecommunication services	15,022	458,033	0.0	1.2
Utilities	140,037	13,050	0.4	0.0
Total equity securities (cost: $11,637,988 and $10,088,110 as of December 31, 2012 and 2011, respectively)	13,281,294	10,524,374	34.6	27.3

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair value as a percentage of investments of consolidated funds as of December 31,
Investments:	2012	2011	2012	2011
Europe:
Fixed income securities:
Consumer discretionary	$1,607,822	$1,369,006	4.2%	3.5%
Consumer staples	486,037	366,268	1.3	1.0
Energy	272,079	68,689	0.7	0.2
Financials	627,161	458,177	1.6	1.2
Health care	19,585	52,098	0.0	0.1
Industrials	531,770	550,122	1.4	1.4
Information technology	5,397	40,348	0.0	0.1
Materials	717,294	697,314	1.9	1.8
Telecommunication services	190,369	28,835	0.5	0.1
Utilities	28,561	48,093	0.1	0.1
Total fixed income securities (cost: $4,383,068 and $3,723,747 as of December 31, 2012 and 2011, respectively)	4,486,075	3,678,950	11.7	9.5
Equity securities:
Consumer discretionary	117,485	220,504	0.3	0.6
Consumer staples	1,336,420	1,258,840	3.5	3.3
Energy	91,724	—	0.2	—
Financials	1,553,598	896,977	4.1	2.3
Industrials	1,388	6,239	0.0	0.0
Information technology	335	—	0.0	—
Materials	374,169	713,933	1.0	1.8
Total equity securities (cost: $2,960,210 and $2,352,879 as of December 31, 2012 and 2011, respectively)	3,475,119	3,096,493	9.1	8.0
Asia and other:
Fixed income securities:
Consumer discretionary	680,273	1,274,605	1.8	3.3
Consumer staples	3,615	6,821	0.0	0.0
Energy	47,776	221,786	0.1	0.6
Financials	22,186	31,726	0.1	0.1
Health care	1,622	—	0.0	—
Industrials	290,639	27,996	0.8	0.1
Information technology	33,260	94,727	0.1	0.2
Materials	92,974	64,049	0.2	0.2
Telecommunication services	1,939	2,186	0.0	0.0
Utilities	129,474	129,356	0.3	0.3
Total fixed income securities (cost: $1,298,868 and $1,789,520 as of December 31, 2012 and 2011, respectively)	1,303,758	1,853,252	3.4	4.8

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair value as a percentage of investments of consolidated funds as of December 31,
Investments:	2012	2011	2012	2011
Asia and other:
Equity securities:
Consumer discretionary	$99,527	$125,039	0.3%	0.3%
Consumer staples	42,688	80,728	0.1	0.2
Energy	213,490	55,973	0.6	0.1
Financials	973,745	801,538	2.5	2.1
Health care	71	76	0.0	0.0
Industrials	613,020	491,080	1.6	1.3
Information technology	75,583	63,949	0.2	0.2
Materials	51,296	54,714	0.1	0.1
Telecommunication services	6,044	16,073	0.0	0.0
Utilities	52,012	97,420	0.1	0.3
Total equity securities (cost: $1,726,145 and $1,607,983 as of December 31, 2012 and 2011, respectively)	2,127,476	1,786,590	5.5	4.6
Total fixed income securities	19,488,737	23,206,769	50.8	60.1
Total equity securities	18,883,889	15,407,457	49.2	39.9
Total investments, at fair value	$38,372,626	$38,614,226	100.0%	100.0%
Securities sold short:
Fixed income securities	$—	$(12,450)
Equity securities	(126,530)	(201,277)
Total securities sold short, at fair value	$(126,530)	$(213,727)
As of December 31, 2012 and 2011, no single issuer or investment, including derivative instruments, had a fair value which exceeded 5% of Oaktree's total consolidated net assets.
Net gains (losses) from investment activities of consolidated funds
Net gains (losses) from investment activities in the consolidated statements of operations consist primarily of the realized and unrealized gains and losses on the consolidated funds' investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2012		2011		2010
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Investments and other financial instruments	$4,421,219	$952,478	$2,008,111	$(3,233,102)	$2,050,683	$1,899,616
Total return and credit default swaps (1)	66,992	33,445	80,398	(60,023)	69,643	91,302
Foreign currency forward contracts (1)	85,773	(148,791)	(307,681)	233,816	474,628	(234,366)
Options and futures (1)	(13,202)	(1,972)	(36,693)	(5,367)	(11,278)	9,898
Total	$4,560,782	$835,160	$1,744,135	$(3,064,676)	$2,583,676	$1,766,450

(1)	Please see note 5 for additional information.
4. FAIR VALUE
Fair value of financial assets and liabilities
Carrying value approximates fair value for cash and cash-equivalents, U.S. Treasury and government agency securities, receivables and accounts payable, due to the short-term nature of these items. The fair value of the Company's debt obligations is a Level III valuation that is estimated based on the current rates offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $652.9 million and $684.2 million as of December 31, 2012 and 2011, respectively, utilizing average borrowing rates of 3.1% and 3.5%, respectively. A 10% increase in the average borrowing rate assumption would lower the estimated fair value as of December 31, 2012 to $644.3 million, while a 10% decrease would increase the estimated fair value to $661.9 million. The fair value of the Company's interest-rate swap, a Level II valuation, is included in accounts payable, other accrued expenses and other liabilities, and was $7.9 million and $7.6 million as of December 31, 2012 and 2011, respectively.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

Fair value of financial instruments held by consolidated funds
The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair-value hierarchy levels:

As of December 31, 2012:	Level I	Level II	Level III	Total
Corporate debt-bank debt	$—	$7,412,691	$2,253,476	$9,666,167
Corporate debt-all other	—	6,663,519	3,159,051	9,822,570
Equities-common stock	3,362,742	1,055,465	8,101,051	12,519,258
Equities-preferred stock	2,520	2,133	650,096	654,749
Real estate	—	—	3,946,142	3,946,142
Real estate loan portfolio	—	—	1,737,822	1,737,822
Other	1,933	8,438	15,547	25,918
Total investments	$3,367,195	$15,142,246	$19,863,185	$38,372,626
Securities sold short-equities	$(126,530)	$—	$—	$(126,530)
Options written (net)	$—	$5,520	$—	$5,520
Swaps (net)	—	(5,539)	44,705	39,166
Forward contracts (net)	—	(93,863)	—	(93,863)
Futures (net)	90	—	—	90

As of December 31, 2011:	Level I	Level II	Level III	Total
Corporate debt-bank debt	$—	$10,173,773	$1,978,637	$12,152,410
Corporate debt-all other	—	7,899,118	3,155,241	11,054,359
Equities-common stock	4,383,599	472,796	6,164,025	11,020,420
Equities-preferred stock	1,869	3,608	1,090,107	1,095,584
Real estate	—	—	2,786,862	2,786,862
Real estate loan portfolio	—	—	479,690	479,690
Other	1,594	4,483	18,824	24,901
Total investments	$4,387,062	$18,553,778	$15,673,386	$38,614,226
Corporate debt	$—	$(12,450)	$—	$(12,450)
Equities	(201,277)	—	—	(201,277)
Total securities sold short	$(201,277)	$(12,450)	$—	$(213,727)
Options written (net)	$—	$(2,468)	$—	$(2,468)
Swaps (net)	—	(1,569)	—	(1,569)
Forward contracts (net)	—	53,738	—	53,738
Futures (net)	(2,135)	—	—	(2,135)

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate debt - bank debt	Corporate debt - all other	Equities - common stock	Equities - preferred stock	Real estate	Real estate loan portfolio	Swaps	Other	Total
2012:
Beginning balance	$1,978,637	$3,155,241	$6,164,025	$1,090,107	$2,786,862	$479,690	$—	$18,824	$15,673,386
Transfers into Level III	476,034	688,299	785,470	6,884	39,199	—	2,317	—	1,998,203
Transfers out of Level III	(547,130)	(592,397)	(306,648)	(98,797)	(5,353)	—	—	—	(1,550,325)
Purchases	1,667,292	953,076	1,009,258	53,788	1,361,920	2,104,577	—	500	7,150,411
Sales	(1,329,534)	(1,183,277)	(564,217)	(410,261)	(914,108)	(988,399)	—	(7,835)	(5,397,631)
Realized gains, net	50,938	112,396	178,115	318,498	249,933	35,650	—	5,404	950,934
Unrealized appreciation (depreciation), net	(42,761)	25,713	835,048	(310,123)	427,689	106,304	42,388	(1,346)	1,082,912
Ending balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(45,214)	$23,779	$847,098	$14,873	$531,768	$106,304	$42,388	$(64)	$1,520,932
2011:
Beginning balance	$1,330,000	$3,321,051	$5,727,353	$735,855	$916,456	$115,473	$—	$16,176	$12,162,364
Transfers into Level III	673,221	378,619	153,784	321,144	175,003	—	—	—	1,701,771
Transfers out of Level III	(529,811)	(450,996)	(622,181)	(68,080)	(1,203)	—	—	—	(1,672,271)
Purchases	876,349	669,707	838,183	245,466	1,900,683	374,844	—	2,500	4,907,732
Sales	(256,658)	(881,533)	(34,345)	(81,962)	(299,598)	(13,946)	—	(908)	(1,568,950)
Realized gains (losses), net	15,481	(75,919)	38,236	(16,117)	15,878	3,319	—	14	(19,108)
Unrealized appreciation (depreciation), net	(129,945)	194,312	62,995	(46,199)	79,643	—	—	1,042	161,848
Ending balance	$1,978,637	$3,155,241	$6,164,025	$1,090,107	$2,786,862	$479,690	$—	$18,824	$15,673,386
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(100,862)	$311,204	$140,661	$(90,319)	$89,114	$—	$—	$1,041	$350,839
Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds' investments or net change in unrealized appreciation (depreciation) on consolidated funds' investments in the consolidated statements of operations.
Transfers between Level I and Level II for positions that were held as of December 31, 2012 included $11.5 million from Level II to Level I, as certain securities began trading on an exchange. There were no transfers between Level I and Level II for positions that were held as of December 31, 2011.
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

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

The following table sets forth a summary of valuation techniques and quantitative information utilized in determining the fair value of the Company's Level III investments as of December 31, 2012:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)
Credit-oriented investments:
	$1,337,325	Discounted cash flow (1)	Discount rate (range: 7% - 19%)
	1,486,691	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 5x - 12x)
	196,169	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 0.9x - 1.1x)
	1,499,433	Recent transaction price (5)	Not applicable
	937,614	Recent market information (6)	Broker quotations
Equity investments:
	6,079,259	Market approach (comparable companies) (2)	Earnings multiple (3)(range: 4x - 14x)
	389,722	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 1x - 1.2x)
	2,185,707	Recent transaction price (5)	Not applicable
	96,459	Recent market information (6)	Broker quotations
Real estate-oriented investments:
	1,306,815	Discounted cash flow (1)(7)	Discount rate (range: 8% - 28%)
Terminal capitalization rate (range: 6% - 11%)
Direct capitalization rate (range: 7% - 8%)
Net operating income growth rate (range: 1% - 29%)
Absorption rate (range: 14% - 33%)
	844,610	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 6x - 13x)
	737,011	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 1.7x - 1.8x)
	674,292	Recent transaction price (5)	Not applicable
	243,791	Sales approach (8)	Market transactions
	139,623	Recent market information (6)	Broker quotations
Real estate loan portfolios:
	1,245,538	Recent transaction price (5)	Not applicable
	390,131	Discounted cash flow (1)	Discount rate (range: 14% - 20%)
	102,153	Recent market information (6)	Broker quotations
Other	15,547
Total Level III investments	$19,907,890

(1)
A discounted cash flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, certain real estate-oriented investments and certain real estate loan portfolios.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

(2)	A market approach is generally used to value distressed investments and investments in which the consolidated funds have a controlling interest in the underlying issuer.

(3)
Earnings multiples are based on comparable public companies and transactions with comparable companies. The Company typically utilizes multiples of EBITDA, however in certain cases the Company may use other earnings multiples believed to be most relevant for the investment. The Company typically applies the multiple to trailing twelve month EBITDA. However, in certain cases other earnings measures, such as pro forma EBITDA, may be utilized if deemed to be more relevant.

(4)
A market approach using the value of underlying assets utilizes a multiple, based on comparable companies, of underlying assets or the net book value of the portfolio company. The Company typically obtains the value of underlying assets from the underlying portfolio company's financial statements or from pricing vendors. In some cases, the Company may value the underlying assets by using prices and other relevant information generated by market transactions involving comparable assets.

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

(7)
The discounted cash flow model for certain real estate-oriented investments contains a sell-out analysis. In these cases, the discounted cash flow is based on the expected timing and prices of sales of the underlying properties. The Company's determination of the sales prices of these properties typically includes consideration of prices and other relevant information generated by market transactions involving comparable properties.

(8)
The sales approach uses prices and other relevant information generated by market transactions involving comparable assets. The significant unobservable inputs used in the sales approach generally include adjustments to transactions involving comparable properties, adjustments to external or internal appraised values and the Company's assumptions regarding market trends or other relevant factors.

(9)
The significant unobservable input used in the fair-value measurement of performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer is the discount rate. A significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair-value measurement.

(10)
The significant unobservable input used in the market approach for the fair-value measurement of distressed credit-oriented investments, credit-oriented investments in which the consolidated funds have a controlling interest in the underlying issuer, equity investments, and certain real estate-oriented investments, is a multiple of earnings or a multiple of underlying assets. A significant increase (decrease) in these multiples would result in a significantly higher (lower) fair-value measurement.

(11)
The significant unobservable inputs used in the fair-value measurement of real estate investments valued using a discounted cash flow analysis can include a discount rate, terminal capitalization rate, direct capitalization rate, net operating income growth rate and/or absorption rate. A significant increase (decrease) in a discount rate, terminal capitalization rate or direct capitalization rate would result in a significantly lower (higher) fair-value measurement. A significant increase (decrease) in a net operating income growth rate or absorption rate would result in a significantly higher (lower) fair-value measurement. Generally, a change in a net operating income growth rate or absorption rate would be accompanied by a directionally similar change in the discount rate.

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
In 2012, the valuation technique for two investments changed from a discounted cash flow approach to a market approach (based on comparable companies) as a result of a change in the composition of the underlying investments.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

5. HEDGES AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business. The Company addresses these risks as part of its overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. From time to time, the Company may enter into (a) currency option and forward contracts to reduce earnings and cash flow volatility associated with changes in foreign exchange rates or (b) interest-rate swaps to manage all or a portion of the interest rate risk associated with its variable rate borrowings. As a result of the use of derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company enters into contracts with certain major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The Company had one derivative designated as a cash-flow hedge as of December 31, 2012 and 2011. This interest-rate swap had a notional value of $240.0 million and $270.0 million as of December 31, 2012 and 2011, respectively. The hedge continued to be effective as of December 31, 2012.
In January 2013, the Company entered into an interest-rate swap with a notional value of $175.0 million, of which $168.8 million was designated to hedge a portion of the interest-rate risk associated with its variable-rate borrowings. In conjunction with the Company’s existing $240.0 million interest-rate swap, this effectively fixed the annual interest rate at a blended rate of 2.60% on the bulk of the first four years of the Company's term loan facility (please see note 6), based on the Company’s current credit ratings.
Freestanding derivatives are instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes, such as foreign exchange contracts, interest-rate swaps and other derivative contracts. The fair value of freestanding derivative assets and liabilities is recorded within the same caption as the underlying hedged items in the consolidated statements of financial condition.
The Company's freestanding derivatives consisted of the following net forward currency sell contracts:

As of December 31, 2012:	Contract amount in local currency	Contract amount in U.S. dollars	Market value in U.S. dollars	Net unrealized appreciation (depreciation)
Euro, expiring 1/7/13-10/31/13	93,500	$104,155	$105,997	$(1,842)
Japanese Yen, expiring 2/28/13-5/31/13	1,330,000	16,418	15,379	1,039
Total		$120,573	$121,376	$(803)
As of December 31, 2011:
Euro, expiring 1/31/12	16,000	$22,720	$20,733	$1,987
Japanese Yen, expiring 2/29/12	1,250,000	16,073	16,241	(168)
Total		$38,793	$36,974	$1,819
The impact of freestanding derivative instruments (including both realized and unrealized gains and losses) on the consolidated statement of operations was as follows:

	For the Year Ended December 31,
Foreign currency forward contracts:	2012	2011	2010
General and administrative expenses (1)	$1,545	$(1,688)	$(2,150)

(1)
To the extent that the Company's freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of December 31, 2012 and 2011, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

Derivatives held by consolidated funds
Certain consolidated funds utilize derivative instruments in ongoing investment operations. These derivatives primarily consist of foreign currency forward contracts utilized to manage currency risks, options and futures used to hedge exposure for specific securities, and total return swaps and credit default swaps utilized mainly to obtain exposure to leveraged loans or to participate in foreign markets not readily accessible to the consolidated funds. None of the derivative instruments is accounted for as a hedging instrument utilizing hedge accounting.
The impact of derivative instruments held by the consolidated funds on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012		2011		2010
	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments	Net realized gain (loss) on investments	Net change in unrealized appreciation (depreciation) on investments
Total return and credit default swaps	$66,992	$33,445	$80,398	$(60,023)	$69,643	$91,302
Foreign currency forward contracts	85,773	(148,791)	(307,681)	233,816	474,628	(234,366)
Options and futures	(13,202)	(1,972)	(36,693)	(5,367)	(11,278)	9,898
Total	$139,563	$(117,318)	$(263,976)	$168,426	$532,993	$(133,166)
Foreign currency contracts
Certain consolidated funds enter into foreign currency contracts to hedge foreign currencies utilized in certain current investments or future purchase commitments, except for occasional unhedged changes in the market value of the underlying investments. All commitments are valued using the applicable foreign exchange rate, with the resulting unrealized gain or loss included in income. The consolidated funds realize gains or losses at the time forward contracts are either extinguished or closed if entering into an offsetting contract.
Outstanding foreign currency contracts as of December 31, 2012 and 2011, which included $53,342 and $89,743 of gross unrealized appreciation, and $147,205 and $36,005 of gross unrealized depreciation, respectively, were as follows:

As of December 31, 2012:	Contract amount in local currency	Contract amount in U.S. dollars	Market value in U.S. dollars	Net unrealized appreciation (depreciation)
Euro, expiring 1/7/13-6/27/14	(1,612,565)	$2,030,641	$2,126,806	$(96,165)
Pound Sterling, expiring 1/7/13-8/3/15	(419,386)	666,362	680,600	(14,238)
Canadian Dollar, expiring 1/10/13-3/14/13	(14,743)	15,056	14,789	267
Australian Dollar, expiring 1/10/13-3/14/13	(643,136)	654,139	665,263	(11,124)
Hong Kong Dollar, expiring 1/17/13	(31,301)	4,038	4,038	—
Japanese Yen, expiring 1/10/13-11/29/13	(32,661,235)	413,138	377,884	35,254
Swiss Franc, expiring 1/7/13-1/17/13	(10,041)	10,803	10,971	(168)
Singapore Dollar, expiring 1/17/13	(1,858)	1,520	1,521	(1)
Chinese Yuan, expiring 3/7/13	—	—	(55)	(632)
New Zealand Dollar, expiring 1/10/13	(68,079)	54,573	56,133	(1,560)
Korean Won, expiring 2/4/13-6/19/14	(85,515,234)	74,002	79,498	(5,496)
Total		$3,924,272	$4,017,448	$(93,863)

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

As of December 31, 2011:	Contract amount in local currency	Contract amount in U.S. dollars	Market value in U.S. dollars	Net unrealized appreciation (depreciation)
Euro, expiring 1/6/12-10/11/13	(1,932,073)	$2,599,010	$2,517,058	$81,952
Pound Sterling, expiring 1/6/12-4/12/12	(284,982)	443,258	442,603	655
Canadian Dollar, expiring 1/19/12-2/16/12	(16,495)	16,510	16,184	326
Australian Dollar, expiring 1/19/12-4/12/12	(545,330)	530,025	557,780	(27,755)
Hong Kong Dollar, expiring 1/19/12	(37,760)	4,858	4,862	(4)
Japanese Yen, expiring 1/19/12-3/26/12	5,205,892	304,287	304,687	(400)
Swiss Franc, expiring 1/6/12-1/19/12	(4,869)	5,969	5,849	120
Singapore Dollar, expiring 1/19/12	(1,910)	1,507	1,473	34
Chinese Yuan, expiring 3/7/13	407,320	(65,000)	(63,810)	(1,190)
Total		$3,840,424	$3,786,686	$53,738
Credit default swaps
Changes in the value of CDSs are recorded as unrealized appreciation (depreciation). Upfront payments received or paid by the consolidated funds are reflected as an asset or liability on the consolidated statements of financial condition.
As of December 31, 2012, net payments in the amount of $4,350 had been received or paid as upfront payments. Periodic premiums received or payments made by the consolidated funds are recorded as realized gains or losses on consolidated funds' investments, respectively, in the consolidated statements of operations. Gains or losses are realized upon early termination of the swap agreement. Collateral, in the form of cash or securities, may be required to be held in segregated accounts with a custodian in compliance with the CDS contracts.
The consolidated funds have sold protection and bought protection on various single-name swaps and index swaps. As of December 31, 2012, there was a maximum payout of approximately $269,800 on sell protection contracts and maximum receipts of approximately $10,000 on buy protection contracts, with terms up to five years. Maximum payout amounts could be offset by the subsequent sales, if any, of assets obtained via the execution of a payout event. The net unrealized appreciation on these contracts was $7,692. The table below summarizes CDS for which the consolidated funds were protection sellers as of December 31, 2012:

	Single-name CDS		Bank loan swap index
Reference asset type	Bank loan	Corporate bond
Fair value of sell protection	$3,115	$164	$92
Maximum potential future payments	221,700	5,600	42,500
Collateral held at third party	(20,503)	(196)	(3,040)
The credit spread on the underlying asset is generally indicative of the current status of the underlying risk of these CDSs. Higher credit spreads with a shorter contract term could be indicative of a higher likelihood for the protection seller to perform. The credit spreads as of December 31, 2012 for each contract term period where the consolidated funds were protection sellers is summarized below:

	Maximum payout amounts by contract term
Current credit spread (in basis points)	0-1 year	1-3 years
0-1,000	$269,800	$—
As of December 31, 2011, payments in the amount of $7,488 had been received or paid as upfront payments. Periodic payments and premiums received or made by the consolidated funds are recorded in the accompanying consolidated statements of operations as realized gains or losses on consolidated funds' investments. Gains or losses are realized upon early termination of the swap agreement. Collateral, in the form of

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

cash or securities, may be required to be held in segregated accounts with a custodian in compliance with the CDS contracts.
The consolidated funds sold protection and bought protection on various single-name swaps and index swaps. As of December 31, 2011, there was a maximum payout of approximately $882,597 on sell protection contracts and maximum receipt of approximately $10,000 on buy protection contracts, with terms up to five years. Maximum payout amounts could be offset by the subsequent sales, if any, of assets obtained via the execution of a payout event. The net unrealized appreciation on these contracts was $20,896. The table below summarizes CDS for which the consolidated funds were protection sellers as of December 31, 2011:

	Single-name CDS		Bank loan swap index
Reference asset type	Bank loan	Corporate bond
Fair value of sell protection	$(1,079)	$9,386	$3,018
Maximum potential future payments	507,000	308,097	67,500
Collateral held at third party	(46,342)	(41,599)	(5,387)
The credit spread on the underlying asset is generally indicative of the current status of the underlying risk of the CDS. Higher credit spreads with a shorter contract term could be indicative of a higher likelihood for the protection seller to perform. The current credit spreads for each contract term period where the consolidated funds were protection sellers is summarized below:

	Maximum payout amounts by contract terms
Current credit spread (in basis points)	0-1 year	1-3 years	3-5 years
0-1,000	$87,892	$784,705	$10,000
6. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company had the following debt obligations:

	As of December 31,
	2012	2011
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$21,429	$32,143
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$300,000, rate as described below, term loan issued in January 2011, payable 2.5% per quarter through December 31, 2015, final $150,000 payment on January 6, 2016, prepaid in December 2012	—	270,000
$250,000, rate as described below, term loan issued in December 2012, payable 2.5% per quarter through September 2017, final $125,000 payment on December 21, 2017	243,750	—
Total remaining principal	$615,179	$652,143

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

As of December 31, 2012, future principal payments of debt obligations were as follows:

2013	$35,715
2014	35,714
2015	25,000
2016	125,000
2017	143,750
Thereafter	250,000
Total	$615,179
As of December 31, 2012 and 2011, the Company was in compliance with all financial covenants associated with its senior notes and credit facilities.
In December 2012, the Company's subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement (the "New Credit Facility") with a bank syndicate for senior unsecured credit facilities, consisting of a $250 million fully-funded term loan (the "New Term Loan") and a $500 million revolving credit facility (the "New Revolver"), each with a five-year term. The New Credit Facility replaced the previous credit facility (the "Old Credit Facility") and the New Term Loan replaced the prior amortizing term loan (the “Old Term Loan”), which had a principal balance of $247.5 million. The New Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the New Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the New Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the New Term Loan's annual interest rate is fixed at 2.60%, based on the current credit ratings of Oaktree Capital Management, L.P. The New Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of December 31, 2012, the Company was able to draw the full amount available under the New Revolver without violating any financial covenants.
In January 2011, the Company's subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into the Old Credit Facility with a bank syndicate, consisting of the $300 million five-year fully-funded Old Term Loan and a $250 million three-year revolving credit facility. The Company was required to make principal payments in respect of the Old Term Loan of $7.5 million in each of March, June, September and December of every year, with the final payment of $150 million, constituting the remainder of the term loan, due on January 7, 2016. The Old Credit Facility was terminated and replaced by the New Credit Facility in December 2012. Proceeds from the New Term Loan were used to pay off the remaining outstanding balance on the Old Term Loan in December 2012.
On October 7, 2011, Oaktree Finance, LLC (“Oaktree Finance”), an indirect wholly-owned subsidiary focused on providing financing for larger middle-market companies, entered into a senior secured revolving credit facility with a consortium of lenders. The senior secured revolving credit facility provided for an initial borrowing capacity of $75 million and the ability to borrow an additional $150 million if certain specified conditions were met, including the completion of a public offering by Oaktree Finance. On July 20, 2012, Oaktree Finance terminated the undrawn senior secured revolving credit facility.
Credit facilities of the consolidated funds
Certain of the consolidated funds maintain revolving credit facilities to fund investments between capital drawdowns. These facilities generally: (a) are collateralized by the unfunded capital commitments of the consolidated funds' limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. The obligations of the consolidated funds are nonrecourse to the Company. For all periods presented, carrying value approximates fair value of the credit facilities due to their short-term nature or

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

their recent issuance date. As of and for the years ended December 31, 2012 and 2011, the consolidated funds were in compliance with all covenants.
The consolidated funds had the following revolving bank credit facilities and term loans outstanding:

Credit agreement	Outstanding amount as of December 31,		Facility capacity	LIBOR margin (1)	Maturity	Commitment fee rate	L/C fee (2)
	2012	2011
Credit facility (3)(4)	$63,000	$—	$750,000	1.25%	8/28/2015	N.A.	N.A.
Variable rate notes (4)	249,500	—	$249,500	1.55%	10/20/2022	N.A.	N.A.
Multi-currency term loan (5)	49,158	50,117	$275,000	3.00%	12/23/2013	N.A.	N.A.
Revolving credit facility	38,000	—	$150,000	1.75%	12/15/2013	0.35%	N.A.
Revolving credit facility	8,625	—	$125,000	1.75%	5/20/2014	0.35%	N.A.
Revolving credit facility (6)	19,400	—	$80,000	2.00%	9/15/2013	0.35%	2.00%
Revolving credit facility	—	—	$40,000	1.50%	12/11/2013	0.30%	1.50%
Euro-denominated revolving credit facility	63,942	—	€100,000	1.75%	12/17/2015	0.30%	2.00%
Revolving credit facility	—	—	$10,000	2.25%	9/1/2013	0.38%	N.A.
	$491,625	$50,117

(1)	The facilities bear interest, at the borrower's option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of December 31, 2012 and 2011, outstanding standby letters of credit totaled $76,975 and $75,884, respectively.

(3)	Libor margin equals 1.25% through August 28, 2013 and 2.50% thereafter.

(4)	The credit facility is collateralized by the portfolio investments of the fund.

(5)
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

(6)	Effective November 29, 2012 through March 29, 2013, the credit facility was temporarily increased from $55,000 to $80,000.
7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$41,048,607	$44,466,116	$39,419,906
Contributions	6,441,090	8,305,880	6,559,325
Distributions	(13,993,859)	(11,668,028)	(6,751,999)
Net income	6,016,342	233,573	5,493,799
Change in distributions payable	49,109	(151,645)	(105,100)
Change in deferred contributions	41,000	(41,000)	—
Foreign currency translation and other	68,542	(96,289)	(149,815)
Ending balance	$39,670,831	$41,048,607	$44,466,116

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

8. UNITHOLDERS’ CAPITAL
Set forth below are the distributions per Class A unit:

Payment date	Record date	Applicable to quarterly period ended	Distribution per unit
November 20, 2012	November 16, 2012	September 30, 2012	$0.55
August 21, 2012	August 17, 2012	June 30, 2012	0.79
May 25, 2012	May 21, 2012	March 31, 2012	0.55
March 7, 2012	March 1, 2012	December 31, 2011	0.42
Total 2012			$2.31

October 28, 2011	October 24, 2011	September 30, 2011	$0.29
July 29, 2011	July 25, 2011	June 30, 2011	0.51
April 29, 2011	April 25, 2011	March 31, 2011	0.64
January 31, 2011	January 25, 2011	December 31, 2010	0.90
Total 2011			$2.34

October 29, 2010	October 25, 2010	September 30, 2010	$0.36
July 30, 2010	July 26, 2010	June 30, 2010	0.36
April 30, 2010	April 26, 2010	March 31, 2010	0.70
January 29, 2010	January 25, 2010	December 31, 2009	0.75
Total 2010			$2.17

The OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. As of December 31, 2012 and 2011, respectively, OCGH units represented 120,267,503 of the total 150,448,436 Oaktree Operating Group units and 125,847,115 of the total 148,524,215 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,360,331 and $1,104,493, as of December 31, 2012 and 2011, respectively, the OCGH non-controlling interest was $1,087,491 and $935,858.
The net income (loss) attributable to OCGH non-controlling interest in consolidated subsidiaries is determined at the Oaktree Operating Group level, based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies are solely attributable to the Class A unitholders.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

The following table sets forth a summary of the net income (loss) attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Year Ended December 31,
	2012	2011	2010
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	122,369	125,956	125,451
Class A unitholders	28,170	22,677	22,677
Total weighted average units outstanding	150,539	148,633	148,128
Oaktree Operating Group net income (loss):
Net income (loss) attributable to OCGH non-controlling interest	$548,265	$(446,246)	$(163,555)
Net income (loss) attributable to Class A unitholders	126,826	(80,391)	(29,583)
Oaktree Operating Group net income (loss)	$675,091	$(526,637)	$(193,138)
Net income (loss) attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income (loss) attributable to Class A unitholders	$126,826	$(80,391)	$(29,583)
Non-Operating Group other income	6,260	—	—
Non-Operating Group expenses	(553)	(768)	(1,113)
Income tax expense of Intermediate Holding Companies	(24,723)	(14,813)	(18,759)
Net income (loss) attributable to Oaktree Capital Group, LLC	$107,810	$(95,972)	$(49,455)
Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group on the Company’s capital:

	Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to Oaktree Capital Group, LLC	$107,810	$(95,972)	$(49,455)
Equity reallocation between controlling and non-controlling interests	69,097	(6,413)	(2,015)
Change from net income (loss) attributable to Oaktree Capital Group, LLC and transfers (to) from non-controlling interest	$176,907	$(102,385)	$(51,470)
In June 2012, the Company repurchased and subsequently cancelled 400,000 Class A units from an unrelated third party broker-dealer in a privately negotiated transaction. The aggregate purchase price was $14.1 million excluding commissions, which represented a per unit price of $35.30. The Company repurchased the Class A units using cash on hand. The Company did not repurchase any Class A units in the years ended December 31, 2011 or 2010.
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders’ capital.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

9. EARNINGS PER UNIT
The computations of net income (loss) per Class A unit are set forth below:

	Year Ended December 31,
	2012	2011	2010
Weighted average units outstanding:	(in thousands, except per unit amounts)
Class A units outstanding	28,170	22,677	22,677
OCGH units exchangeable into Class A units (1)	—	—	—
Total weighted average units outstanding	28,170	22,677	22,677
Net income (loss) per Class A unit:
Net income (loss)	$107,810	$(95,972)	$(49,455)
Weighted average units outstanding	28,170	22,677	22,677
Basic and diluted net income (loss) per Class A unit	$3.83	$(4.23)	$(2.18)

(1)
Vested OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of December 31, 2012, there were 120,267,503 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 120,267,503 additional Class A units through March 1, 2022 if all such units were exchanged. For all periods presented, OCGH units have been excluded from the calculation of diluted earnings per unit given that the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interests in the Oaktree Operating Group and may have an anti-dilutive effect on earnings per unit to the extent that additional expenses, particularly tax-related expenses, are incurred by the Company as a result of the exchange.

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

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

employment with the Oaktree Operating Group is terminated for any reason, the unvested portion of his or her OCGH units will be forfeited, unless the termination is due to his or her death or disability.
The Company utilizes a contemporaneous valuation report in determining fair value at the date of grant for awards of OCGH units. Each valuation report is based on the market price of Oaktree's Class A units, which were traded on the Goldman, Sachs & Co. for Tradable Unregistered Equity Securities (the “GSTrUE OTC market”) prior to listing on the NYSE. A discount is then applied to the Class A unit market price to reflect the lack of marketability for the OCGH units. The determination of an appropriate discount for lack of marketability is based primarily on a review of discounts on the sale of restricted shares of publicly traded companies. Factors that influence the size of the discount for lack of marketability include: the estimated time it would take for an OCGH unitholder to exchange shares into Class A units; the volatility of the Company's business; thin trading of the Class A units; and, prior to the initial public offering in April 2012, restrictive trading of the Class A units. The estimated time to liquidity is influenced primarily by the need for (a) the general partner of OCGH to elect in its discretion to declare an open period during which an OCGH unitholder may exchange its unrestricted vested OCGH units for, at the option of the Company's board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing and (b) the approval of the Company's board of directors to exchange such OCGH units into any of the foregoing. Board approval is based primarily on the objective of maintaining an orderly market for Oaktree's units, but may take into account any other factors that the board may deem appropriate in its sole discretion. The discount rate was 30% for units granted in the three-year period ended December 31, 2012, except for those units granted in the first quarter of 2012, for which the discount was 25%. The calculation of compensation expense assumes a forfeiture rate of up to 1.5% annually, based on expected employee turnover. Compensation expense is revised annually or more frequently, as necessary, to adjust for actual forfeitures and reflect expense only for those units that ultimately vest. In each period presented, forfeitures were not materially different from the assumed rate.
A maximum of 22,278,632 OCGH units were authorized to be awarded pursuant to the 2007 Oaktree Capital Group Equity Incentive Plan (the “2007 Plan”), and 4,954,976 units were awarded and issued as of December 31, 2012 under the 2007 Plan. The Company’s board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan. A maximum of 22,300,000 units have been authorized to be awarded pursuant to the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”), and 2,477,471 units (including 5,000 phantom units) have been awarded (of which 2,377,471 have been issued) as of December 31, 2012 under the 2011 Plan. Units under the 2011 Plan can be awarded in the form of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards. Each unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Class A and OCGH units issued and outstanding were 150,448,436 as of December 31, 2012.
As of December 31, 2012, the Company expected to recognize compensation expense on its non-vested equity-based awards of $102.5 million over a weighted average recognition period of 5.3 years.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

A summary of the status of the Company’s unvested equity-based awards as of December 31, 2012 and a summary of changes for each of the three years then ended, are presented below (actual dollars per unit):

	Class A Units		Class C Units		OCGH Units
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Balance, December 31, 2009	—	$—	2,400	$24.75	65,015,207	$43.48
Granted	—	—	—	—	1,356,500	23.31
Vested	—	—	(600)	24.75	(21,488,900)	43.79
Exchanged	—	—	—	—	—	—
Forfeited	—	—	—	—	(15,000)	23.26
Balance, December 31, 2010	—	—	1,800	24.75	44,867,807	42.73
Granted	—	—	—	—	1,523,300	25.12
Vested	—	—	(600)	24.75	(22,229,038)	43.29
Exchanged	—	—	—	—	—	—
Forfeited	—	—	—	—	(31,500)	25.16
Balance, December 31, 2011	—	—	1,200	24.75	24,130,569	41.13
Granted (1)	14,969	43.14	—	—	2,457,502	32.55
Vested	(3,900)	44.00	(600)	24.75	(21,652,473)	43.11
Exchanged	600	24.75	(600)	24.75	—	—
Forfeited	—	—	—	—	(33,250)	28.74
Balance, December 31, 2012	11,669	$41.91	—	$—	4,902,348	$28.17

(1)
As part of the year-end 2011 personnel and compensation review process, 1,966,302 restricted OCGH units were issued with a grant date during the first quarter of 2012, subject to equal annual vesting over periods of five or ten years. Additionally, 346,200 units were issued to replace phantom equity grants awarded in the prior year that were subsequently cancelled. In January 2012, 13,546 Class A units were awarded of which 3,900 were vested upon grant, 4,546 vest in equal annual installments over five years and 5,100 vest in increments over a four-year period. The aggregate grant date fair value of $76.3 million for all OCGH units issued in the first quarter of 2012 was determined by applying a 25% discount to the Class A unit trading price on the GSTrUE OTC market on which the Class A units traded before the Company's initial public offering. In June 2012, 1,423 Class A units were awarded with a grant date fair value as determined by the Class A unit trading price on the NYSE. In the third quarter of 2012, 45,000 restricted OCGH units were issued subject to equal annual vesting over five years, and 100,000 deferred OCGH units were awarded subject to equal annual vesting over 10 years, with such deferred OCGH units to be issued only upon each annual vesting date. The aggregate grant date fair value of $3.7 million for all OCGH units awarded in the third quarter of 2012 was determined by applying a 30% discount to the Class A unit trading price on the NYSE.

As of December 31, 2012, unvested units were expected to vest as follows:

	Number of Units	Weighted average remaining service term (years)
Class A units	11,669	3.5
OCGH units	4,902,348	5.3

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

11. INCOME TAXES AND RELATED PAYMENTS
In connection with the 2007 Private Offering, Oaktree was established as a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, were established as wholly-owned corporate subsidiaries. Accordingly, income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. A change in state tax law reduced the combined federal and state tax rate applicable to income from one of the corporate subsidiaries, Oaktree Holdings, Inc., from 41% to 38%. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders. For the periods beginning prior to January 1, 2012, Oaktree incurred income tax expense despite reporting losses before income taxes for financial reporting purposes, because the non-cash equity-based compensation expense arising from the 2007 Private Offering that caused the reported losses was generally not deductible for income tax purposes. The final portion of the non-cash equity-based compensation expense associated with the 2007 Private Offering was charged against pre-tax income in the first quarter of 2012 and did not create a loss before taxes for financial reporting purposes for the year ended December 31, 2012. The Company’s effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income taxes and the three other subsidiaries that are not; consequently, the effective income tax rate is subject to significant variation from period to period.
The May 2007 Restructuring involved Oaktree’s purchase of Oaktree Operating Group units from the OCGH unitholders and an election by certain Oaktree Operating Group entities under Section 754 of the U.S. Internal Revenue Code, as amended (the “Code”), resulting in an increase in the tax basis of the assets owned by the Oaktree Operating Group. As of May 25, 2007, Oaktree established a deferred tax asset for the expected tax benefit associated with the difference between the book value and tax basis of net assets, based on an estimated combined marginal U.S. federal and state tax rate of approximately 41% and the expectation, based on an analysis of expected future earnings, that it is probable that this benefit will be realized. The establishment of the deferred tax asset increased additional paid-in capital because the transaction was between Oaktree and its unitholders. The deferred tax asset reflects the tax impact of payments expected to be made under the tax receivable agreement (described below), which further increase Oaktree’s deferred tax benefits and the estimated future payments due under the tax receivable agreement.
As a result of a change in state tax law that reduced the combined federal and state tax rate applicable to income from Oaktree Holdings, Inc. from 41% to 38%, the existing deferred tax assets and liabilities of Oaktree Holdings, Inc. were remeasured in 2012. The remeasurement reduced the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering from $64.4 million to $56.6 million, consequently reducing the related tax receivable agreement liability payable to OCGH unitholders by $6.3 million. The $6.3 million reduction in the tax receivable agreement payable is reflected in other income (expense), net in the consolidated statements of operations.
The exchange of OCGH units in connection with the Company’s initial public offering in April 2012 increased the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, the Company recorded a deferred tax asset of $103.3 million and an associated liability of $87.8 million for payments to OCGH unitholders under the tax receivable agreement, which had the effect of increasing capital by $15.5 million. These payments are expected to occur over the period ending approximately in 2034.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
U.S. federal income tax	$11,232	$8,869	$13,665
State and local income tax	3,737	4,786	5,573
Foreign income tax	3,351	3,588	4,984
	$18,320	$17,243	$24,222
Deferred:
U.S. federal income tax	$7,432	$3,285	$1,907
State and local income tax	5,106	560	270
	$12,538	$3,845	$2,177
Total:
U.S. federal income tax	$18,664	$12,154	$15,572
State and local income tax	8,843	5,346	5,843
Foreign income tax	3,351	3,588	4,984
Income tax expense	$30,858	$21,088	$26,399
The Company’s income before income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Domestic income (loss) before income taxes	$6,710,286	$(264,603)	$5,289,742
Foreign income (loss) before income taxes	(7,011)	(22,954)	17,446
Total income (loss) before income taxes	$6,703,275	$(287,557)	$5,307,188
The Company’s effective income tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2012	2011	2010
Income tax expense at federal statutory rate	35.00%	35.00%	35.00%
Income passed through	(34.78)	(19.49)	(35.53)
State and local taxes, net of federal benefit	0.07	(1.75)	0.11
Foreign taxes	0.09	(4.04)	(0.02)
Equity-based compensation expense	—	(17.44)	0.94
Other, net	0.08	0.39	—
Total effective rate	0.46%	(7.33)%	0.50%

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	As of December 31,
	2012	2011	2010
Deferred tax assets:
Investment in partnerships	$157,999	$67,918	$72,177
Equity-based compensation expense	3,994	3,703	3,010
Other, net	1,697	1,365	1,432
Total deferred tax assets	163,690	72,986	76,619
Total deferred tax liabilities	4,519	4,548	4,336
Net deferred tax assets before valuation allowance	159,171	68,438	72,283
Valuation allowance	—	—	—
Net deferred tax assets	$159,171	$68,438	$72,283
In assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Although the Company had recorded pre-tax losses for financial reporting purposes in years prior to 2012, the entities that generate taxable income have generated (and are expected to generate in subsequent years) substantial book and tax basis pre-tax income. The deferred tax asset recognized by the Company, related to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. The deferred tax asset recognized is based on the amount of the asset that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this asset, management has considered numerous factors which will give rise to pre-tax income in future periods. Among the factors considered by management were the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these factors, the Company has determined, as of December 31, 2012, that all deferred tax assets will be realizable in future periods.
On January 1, 2009, the Company adopted accounting guidance issued by the FASB that requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Pursuant to the guidance, the Company analyzed its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. As of December 31, 2012, the total reserve balance, including interest and penalties, was $13.3 million.
Oaktree accrues potential interest and penalties related to uncertain tax positions as income tax expense in the consolidated statements of operations. The Company accrued $1.4 million, $1.1 million and $1.0 million in such expense for the years ended December 31, 2012, 2011 and 2010, respectively, resulting in reserves for potential interest and penalties of $3.9 million, $2.5 million and $1.4 million as of December 31, 2012, 2011 and 2010, respectively.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

The following is a tabular reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits, January 1	$8,594	$7,955	$6,142
Additions for tax positions related to the current year	72	822	1,813
Additions for tax positions related to prior years	806	—	—
Reductions for tax positions related to prior years	—	—	—
Settlement of tax positions	—	—	—
Lapse of statute of limitations	—	(183)	—
Unrecognized tax benefits, December 31	$9,472	$8,594	$7,955
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Oaktree is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2008. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any current audit will have a material adverse effect on the Company’s consolidated cash flows, financial position or results of operations. Oaktree does not believe that it is reasonably possible that unrecognized tax benefits will significantly change within the next twelve months as a result of settlements or lapses of statutes of limitation.
Tax receivable agreement
Subject to certain restrictions, each holder of OCGH units has the right to exchange his or her vested units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing. Certain of the Oaktree Operating Group entities made an election under Section 754 of the Code, which may result in an adjustment to the tax basis of the assets owned by Oaktree Operating Group at the time of an exchange. These exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would otherwise be required to pay in the future.
In connection with the 2007 Private Offering, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. entered into a tax receivable agreement with the OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85.0% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. These payments are expected to occur over the period ending approximately in 2029. A $77.6 million liability to the OCGH unitholders was recorded with respect to the tax receivable agreement. In 2008, the Company revised its estimate of the liability relating to the tax receivable agreement downward by $9.7 million as a result of further analysis of the valuations relating to future taxable deductions, resulting in a revised liability of $67.9 million. Aggregate payments of $4.8 million were made to pre-2007 Private Offering OCGH unitholders in 2009 related to tax benefits that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. recognized, including interest thereon, with respect to the 2007 and 2008 taxable years. In connection with the tax returns filed for 2009 and 2010, an aggregate of $6.3 million was paid to the pre-2007 Private Offering OCGH unitholders by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., further lowering the estimated liability to $56.8 million as of December 31, 2011.
As a result of the aforementioned change in state tax law that reduced the combined federal and state tax rate applicable to income from Oaktree Holdings, Inc. from 41% to 38%, the deferred tax asset under the tax receivable agreement associated with the 2007 Private Offering was reduced from $64.4 million to $56.6 million,     consequently reducing the related tax receivable agreement liability payable to OCGH unitholders by $6.3 million. The $6.3 million reduction in the tax receivable agreement payable is reflected in other income (expense), net in the consolidated statements of operations. The tax receivable agreement liability was further reduced by $3.3 million as a result of payments made under the tax receivable agreement in November 2012, resulting in a tax receivable agreement liability payable to OCGH unitholders of $47.2 million as of December 31, 2012.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

The exchange of OCGH units in connection with the Company’s initial public offering in April 2012 increased the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, the Company recorded a deferred tax asset of $103.3 million and an associated liability of $87.8 million for payments to OCGH unitholders under the tax receivable agreement, which had the effect of increasing capital by $15.5 million. These payments are expected to occur over the period ending approximately in 2034.

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
Legal actions
Periodically, the Company is a party to legal actions arising in the ordinary course of business. The Company is currently not subject to any pending actions that either individually or in the aggregate are expected to have a material impact on its results of operations, cash flows or financial condition.
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
Incentive income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or otherwise determinable. As of December 31, 2012, 2011 and 2010, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,137,798, $1,686,967 and $2,066,846, respectively, for which related direct incentive income compensation expense was estimated to be $855,604, $659,256 and $900,263, respectively.
Commitments to funds
As of December 31, 2012 and 2011, the Company, generally in the capacity as general partner, had undrawn capital commitments of $265,401 and $266,541, respectively, including commitments to both non-consolidated and consolidated funds.
Operating leases
Oaktree leases its main headquarters office in Los Angeles and offices in 10 other cities in the U.S., Asia and Europe, pursuant to current lease terms expiring through 2020. Occupancy costs, including non-lease expenses, for the years ended December 31, 2012, 2011 and 2010, were $18,084, $17,602 and $17,693, respectively. Additionally, Oaktree leases a corporate plane pursuant to an agreement with a scheduled termination in February 2015.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

As of December 31, 2012, aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2013	$15,401
2014	14,317
2015	11,137
2016	9,537
2017	4,275
Thereafter	9,640
Total	$64,307
Investment commitments of consolidated funds
The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of December 31, 2012 and 2011, these commitments were $475,335 and $521,994, respectively.
As of December 31, 2012 and 2011, the consolidated funds had aggregate potential investment commitments of $436,666 and $367,930, respectively. These commitments will be funded by the funds’ aggregate cash balance, asset sales proceeds or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. On December 20, 2012, certain consolidated funds (“Funds”) entered into a £200 million revolving credit facility (the “RCF”) pursuant to which certain portfolio companies of the Funds (“the borrowers”) will be able to draw under the RCF during a three-year period. The RCF has an annual commitment fee on unused commitments of 1.0% and bears interest at an annual rate equal to Libor or Euribor, as applicable, plus 2.0%. The Funds guarantee the payment and other obligations of the borrowers under the RCF. The amounts borrowed, accrued interest and other costs of the RCF will be paid by the portfolio companies. As of December 31, 2012, there were no borrowings outstanding. The Funds, as guarantors, must maintain compliance with certain financial covenants at all times. As of and for the year ended December 31, 2012, the Funds were in compliance with these financial covenants.
The aggregate amounts guaranteed in addition to those described for the RCF were not material to the consolidated financial statements as of December 31, 2012 and 2011.
13. EMPLOYEE BENEFITS
Oaktree provides certain employee benefits, including a voluntary 401(k) savings plan for which the Company makes an annual profit sharing contribution equal to up to 4% of total compensation for employees below certain compensation levels and up to 12% of total compensation, subject to prescribed limits, for employees meeting certain eligibility requirements. For the years ended December 31, 2012, 2011 and 2010, the Company incurred expenses of $6.4 million, $5.2 million and $3.7 million, respectively, in connection with the plan. Oaktree also has a discretionary annual bonus program for all employees, which is based, in part, on annual adjusted net income.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

14. RELATED PARTY TRANSACTIONS
The Company considers its principals, employees and non-consolidated Oaktree funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of December 31,
	2012	2011
Due from affiliates:
Loans	$38,091	$23,888
Amounts due from non-consolidated funds	661	1,014
Payments made on behalf of non-consolidated entities	3,444	4,091
Non-interest bearing advances made to certain non-controlling interest holders and employees	2,393	2,833
Total due from affiliates	$44,589	$31,826
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 11)	$134,953	$56,787
Amounts due to principals, certain non-controlling interest holders and employees	1,212	787
Total due to affiliates	$136,165	$57,574
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $1,396, $939 and $1,068 for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Other investment transactions
The Company’s principals and senior professionals are permitted to invest their own capital in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. The Company waives any right to incentive income that would ordinarily be earned on such investments, but assesses the normal management fee. To facilitate the funding of capital calls by funds in which certain employees are invested, the Company advances on a short-term basis the capital calls on their behalves. These advances are generally reimbursed toward the end of the calendar quarter in which the capital calls occurred. Amounts temporarily advanced by the Company are included in non-interest bearing advances made to certain non-controlling interest holders and employees.
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

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

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
15. CAPITAL REQUIREMENTS OF REGULATED ENTITIES
One of the Company's indirect subsidiaries is a registered U.S. broker-dealer that is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission and the U.S. Financial Industry Regulatory Authority. Additionally, one of the Company's indirect subsidiaries based in London is subject to the capital requirements of the U.K. Financial Services Authority, and another based in Hong Kong is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance. These entities operate in excess of their respective regulatory capital requirements.
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2012 and 2011, there was approximately $14.0 million and $8.0 million, respectively, of such potentially restricted amounts.
16. SEGMENT REPORTING
The Company’s business is comprised of one segment, the investment management segment. As a global investment manager, the Company provides investment management services through funds and separate accounts. Management makes operating decisions and assesses business performance based on financial and operating metrics and data that are presented without the consolidation of any funds.
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

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Management fees	$747,440	$724,321	$750,031
Incentive income	461,116	303,963	413,240
Investment income	202,392	23,763	149,449
Total revenues	1,410,948	1,052,047	1,312,720
Expenses:
Compensation and benefits	(330,059)	(308,115)	(287,067)
Incentive income compensation expense	(222,594)	(179,234)	(159,243)
General and administrative expenses	(102,685)	(94,655)	(81,121)
Depreciation and amortization expense	(7,397)	(6,583)	(6,481)
Total expenses	(662,735)	(588,587)	(533,912)
Adjusted net income before interest and other income (expense)	748,213	463,460	778,808
Interest expense, net of interest income (1)	(31,730)	(33,867)	(26,173)
Other income (expense), net	767	(1,209)	11,243
Adjusted net income	$717,250	$428,384	$763,878

(1)	Interest income was $2.6 million, $2.3 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
A reconciliation of net income (loss) attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to Oaktree Capital Group, LLC	$107,810	$(95,972)	$(49,455)
Equity-based compensation expense (1)	36,024	948,746	949,376
Income taxes (2)	30,858	21,088	26,399
Non-Operating Group other income (3)	(6,260)	—	—
Non-Operating Group expenses (3)	553	768	1,113
OCGH non-controlling interest (3)	548,265	(446,246)	(163,555)
Adjusted net income	$717,250	$428,384	$763,878

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

(3)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the consolidated financial statements:

	As of or for the Year Ended December 31, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$747,440	$(612,872)	$134,568
Incentive income (1)	461,116	(450,701)	10,415
Investment income (1)	202,392	(177,010)	25,382
Total expenses (2)	(662,735)	(127,868)	(790,603)
Interest expense, net (3)	(31,730)	(14,043)	(45,773)
Other income, net (4)	767	6,260	7,027
Other income of consolidated funds (5)	—	7,362,259	7,362,259
Income taxes	—	(30,858)	(30,858)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(6,016,342)	(6,016,342)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(548,265)	(548,265)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$717,250	$(609,440)	$107,810
Corporate investments, at equity (6)	$1,115,952	$(1,017,002)	$98,950
Total assets(7)	$2,359,548	$41,510,450	$43,869,998

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of: (a) equity-based compensation charges for OCGH units issued prior to the Company’s initial public offering of $36,024, (b) consolidated fund expenses of $91,291 and (c) expenses incurred by the Intermediate Holding Companies of $553.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The other income, net adjustment represents other income or expenses of OCG or its Intermediate Holding Companies. This amount is attributable to a reduction in the amount of the deferred tax asset associated with the Company's tax receivable agreement, which reduced the tax receivable agreement liability payable to OCGH unitholders.

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

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2011
	Segment	Adjustments	Consolidated
Management fees (1)	$724,321	$(583,606)	$140,715
Incentive income (1)	303,963	(288,908)	15,055
Investment income (1)	23,763	(15,163)	8,600
Total expenses (2)	(588,587)	(1,056,277)	(1,644,864)
Interest expense, net (3)	(33,867)	(17,076)	(50,943)
Other expense, net	(1,209)	—	(1,209)
Other income of consolidated funds (4)	—	1,245,089	1,245,089
Income taxes	—	(21,088)	(21,088)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(233,573)	(233,573)
Net loss attributable to OCGH non-controlling interest in consolidated subsidiaries	—	446,246	446,246
Adjusted net income/net loss attributable to Oaktree Capital Group, LLC	$428,384	$(524,356)	$(95,972)
Corporate investments, at equity (5)	$1,159,287	$(1,037,462)	$121,825
Total assets (6)	$2,083,908	$42,210,248	$44,294,156

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of: (a) equity-based compensation charges for OCGH units issued prior to the Company’s initial public offering of $948,746, (b) consolidated fund expenses of $106,763 and (c) expenses incurred by the Intermediate Holding Companies of $768.

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

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2010
	Segment	Adjustments	Consolidated
Management fees (1)	$750,031	$(587,980)	$162,051
Incentive income (1)	413,240	(369,110)	44,130
Investment income (1)	149,449	(142,829)	6,620
Total expenses (2)	(533,912)	(1,046,739)	(1,580,651)
Interest expense, net (3)	(26,173)	(29,748)	(55,921)
Other income, net	11,243	—	11,243
Other income of consolidated funds (4)	—	6,719,716	6,719,716
Income taxes	—	(26,399)	(26,399)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(5,493,799)	(5,493,799)
Net loss attributable to OCGH non-controlling interest in consolidated subsidiaries	—	163,555	163,555
Adjusted net income/net loss attributable to Oaktree Capital Group, LLC	$763,878	$(813,333)	$(49,455)
Corporate investments, at equity (5)	$1,108,690	$(1,036,491)	$72,199
Total assets (6)	$1,944,801	$45,898,859	$47,843,660

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of: (a) equity-based compensation charges for OCGH units issued prior to the Company’s initial public offering of $949,376, (b) consolidated fund expenses of $96,250 and (c) expenses incurred by the Intermediate Holding Companies of $1,113.

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

17. SUBSEQUENT EVENTS
In January 2013, the Company issued 522,000 restricted OCGH units to its employees and 6,381 Class A units to its directors. These issuances are subject to annual vesting typically over periods of five to 10 years and were not eligible to participate in the distribution paid on March 1, 2013, which was related to the fourth quarter of 2012.
On February 14, 2013, the Company declared a distribution attributable to the fourth quarter of 2012 of $1.05 per Class A unit, bringing the aggregate distributions for fiscal year 2012 to $2.94. The distribution of $1.05 was paid on March 1, 2013 to Class A unitholders of record at the close of business on February 25, 2013.
In March 2013, the Company issued 2,127 Class A units to one of its directors.

Table of Contents Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
($ in thousands, except where noted)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$37,068	$29,207	$31,906	$46,802
Expenses	(167,567)	(207,008)	(168,020)	(248,008)
Other income	2,416,536	1,015,349	2,356,217	1,560,793
Income before income taxes	$2,286,037	$837,548	$2,220,103	$1,359,587
Net income	$2,278,270	$823,623	$2,214,302	$1,356,222
Net income attributable to Oaktree Capital Group, LLC	$18,608	$24,719	$25,212	$39,271
Income per unit (basic and diluted):
Net income per Class A unit	$0.82	$0.84	$0.84	$1.30
Distributions declared per Class A unit	$0.42	$0.55	$0.79	$0.55

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$44,449	$37,893	$37,483	$35,945
Expenses	(410,647)	(421,384)	(370,892)	(441,941)
Other income (loss)	2,162,612	568,781	(3,662,272)	2,132,416
Income (loss) before income taxes	$1,796,414	$185,290	$(3,995,681)	$1,726,420
Net income (loss)	$1,789,404	$177,708	$(3,997,009)	$1,721,252
Net loss attributable to Oaktree Capital Group, LLC	$(10,127)	$(20,359)	$(36,543)	$(28,943)
Net loss per unit (basic and diluted):
Net loss per Class A unit	$(0.45)	$(0.90)	$(1.61)	$(1.28)
Distributions declared per Class A unit	$0.90	$0.64	$0.51	$0.29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of Oaktree's independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of March 14, 2013:

Name	Age	Position
Howard S. Marks	66	Director, Chairman and Principal

Bruce A. Karsh	57	Director, President and Principal

John B. Frank	56	Director and Managing Principal

David M. Kirchheimer	56	Director, Chief Financial Officer, Chief Administrative Officer and Principal

Kevin L. Clayton	50	Director and Principal

Stephen A. Kaplan	54	Director and Principal

Larry W. Keele	55	Director and Principal

Sheldon M. Stone	60	Director and Principal

Robert E. Denham	67	Director

D. Richard Masson	54	Director

Wayne G. Pierson	62	Director

Marna C. Whittington	65	Director

Jay S. Wintrob	55	Director

Todd E. Molz	41	General Counsel, Managing Director and Secretary

B. James Ford	44	Managing Director

Caleb S. Kramer	43	Managing Director
Howard S. Marks is our Chairman and a co-founder and has been a director since May 2007. Since our formation in 1995, Mr. Marks has been responsible for ensuring the firm's adherence to its core investment philosophy, communicating closely with clients concerning products and strategies and managing the firm. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds and convertible securities. He was also Chief Investment Officer for domestic fixed income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp's Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder and a Chartered Investment Counselor. Mr. Marks serves on the Board of Trustees of the University of Pennsylvania and from 2000 to 2010 was Chairman of its Investment Board. With over 40 years of investment experience, Mr. Marks's extensive expertise in our industry, his perceptive market insights and his importance to our client development bring considerable value to our board of directors and our overall business.
Bruce A. Karsh is our President and a co-founder and has been a director since May 2007. He serves as portfolio manager for our distressed debt funds. In addition, he oversees substantially all of our closed-end funds. Prior to co-founding us, Mr. Karsh was a Managing Director of TCW and the portfolio manager of the Special Credits Funds from 1988 until 1995. Before joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O'Melveny & Myers. Before working at O'Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and presently Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in Economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as notes editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh currently serves on the Board of Trustees of Duke University and is Chairman of its investment management subsidiary, DUMAC, LLC. Mr. Karsh currently serves on the boards of Charter Communications, Inc., Tribune Company and a number of privately held companies. He previously served on the boards of Furniture Brands International, KinderCare Learning Centers, Inc. and Littelfuse Inc. Mr. Karsh is highly respected as one of the leading portfolio managers in the area of distressed debt investing, one of our flagship investment strategies. Additionally, Mr. Karsh's extensive leadership and management skills and his current and past service on boards of other public companies add significant value to our board of directors and our overall business.
John B. Frank is our Managing Principal and Principal Executive Officer and has been a director since May 2007. From July 2001 until early 2006, Mr. Frank was the General Counsel of Oaktree. Prior to joining Oaktree in July 2001, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP. While at that firm, Mr. Frank acted as principal lawyer in a number of notable merger and acquisition transactions; as primary outside counsel to a number of public and privately held corporations; and as special counsel to various boards of directors and special board committees. Prior to joining Munger, Tolles & Olson LLP in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the U.S. Court of Appeals for the First Circuit. Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress. Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif. He is a member of the State Bar of California, and while in private practice, was listed in Woodward & White's Best Lawyers in America. Mr. Frank is a trustee of Wesleyan University, Polytechnic School and Good Samaritan Hospital of Los Angeles. Mr. Frank brings a deep knowledge of our business to our board of directors, as well as many years of experience as a corporate lawyer. Mr. Frank has broad responsibility for our business and his service on our board of directors will help ensure both that our board is well informed about our operations and that the board's priorities are implemented.
David M. Kirchheimer has been our Chief Financial Officer and Chief Administrative Officer since our founding, a principal since 2002 and a director since May 2007. Prior to joining us in 1995, Mr. Kirchheimer was a Vice President and the Chief Administrative Officer of Ticketmaster Corporation, a leading ticket processing and distribution company. Previously he was Executive Vice President and Chief Financial Officer of Republic Pictures Corporation, a publicly held entertainment company. From 1979 to 1986, Mr. Kirchheimer was with Price Waterhouse in Los Angeles, most recently serving as a Senior Audit Manager. Mr. Kirchheimer graduated Phi Beta Kappa and summa cum laude with a B.A. degree in Economics from Colorado College and received an M.B.A. in Accounting and Finance from the Booth School of Business of the University of Chicago. He is a Certified Public Accountant (inactive). Mr. Kirchheimer serves on the Board of Trustees of Huntington Memorial Hospital. As our Chief Financial and Administrative Officer, Mr. Kirchheimer has thorough knowledge of the day-to-day operations of our business. Additionally, his extensive experience in financial reporting, accounting and controls adds a valuable resource to our board of directors.
Kevin L. Clayton is a principal who is dedicated to developing and maintaining our key investor relationships and has been a director since May 2007. Mr. Clayton is also Supervising Principal of OCM Investments, LLC, Oaktree's registered broker-dealer entity and member of FINRA. Mr. Clayton founded the Marketing and Client Services department at Oaktree in 1995 and managed the group until 2010. He spent five years in the marketing and client relations area at TCW before joining Oaktree in 1995. Mr. Clayton's prior experience includes six years at Chrysler Corporation where he held a number of assignments in the U.S. Automotive Sales and Marketing Division. Mr. Clayton holds a B.A. degree from Lehigh University and an M.B.A. from Saint Joseph's University in Philadelphia. He is a Corporate member of Lehigh's Board of Trustees and chairs the University's Advancement Committee. Mr. Clayton also serves on the Executive Committee of the Board of Trustees at Blair Academy and chairs the school's Investment Committee. Mr. Clayton's extensive experience and knowledge in developing and maintaining client relationships enhance the breadth of experiences of our board of directors.
Stephen A. Kaplan is a principal and the former head of our control investing group and has been a director since May 2007. Mr. Kaplan has been with us since our inception in 1995. Mr. Kaplan began his career as an attorney at the law firm of Gibson, Dunn & Crutcher LLP from 1983 until 1993, rising to partner in charge of the East Coast insolvency practice of that firm. In 1993, he joined TCW to spearhead a new effort in investing for control of financially distressed companies. At TCW, Mr. Kaplan helped to establish TCW's private equity strategy and acted as portfolio manager of an investment fund focused on control of distressed companies. At Oaktree, Mr. Kaplan has acted as portfolio manager or has overseen all of the Oaktree closed-end funds that have focused on control investing. Mr. Kaplan graduated with a B.S. in Political Science summa cum laude from the State University of New York at Stony Brook and a J.D. from the New York University School of Law. Mr. Kaplan presently serves on the boards of Genco Shipping and Trading Ltd., MG Holdco and Regal Entertainment Group. He has previously served on the boards of Alliance Healthcare Services, Inc. and General Maritime Corporation. In addition, he currently serves on the boards of numerous private companies. Mr. Kaplan is also a trustee of numerous nonprofit boards of directors, including the Jonsson Comprehensive Cancer Center Foundation and the New York University School of Law. Mr. Kaplan has over 17 years of experience making and managing control investments. His knowledge of the private equity markets and his experiences as a director of public companies broadens and diversifies the experiences of our board of directors as he is very familiar with board responsibilities, oversight and control.
Larry W. Keele is a principal and a co-founder and has been a director since May 2007. Mr. Keele heads our convertible securities group. In addition to managing our U.S. convertible securities portfolios, he oversees our non-U.S. and high income convertible investments strategies. Earlier, he was a Managing Director of TCW in charge of the firm's convertible value portfolios from 1986 until his departure to co-found us in 1995. Prior to joining TCW, Mr. Keele organized and managed the NationsBank Equity Income Fund, a commingled fund specializing in convertible securities and high yielding equities. He holds a B.B.A. in Finance from Tennessee Technological University and an M.B.A. in Finance from the University of South Carolina. Mr. Keele is a CFA® charterholder. With over 25 years of experience in investing and managing convertible securities, Mr. Keele has extensive experience in that asset class. As one of our co-founders, he is also closely familiar with our business. His investment background and insights to the convertible markets bring value to our board of directors and our business.
Sheldon M. Stone is a principal and a co-founder and has been a director since May 2007. Mr. Stone directs our high yield bond group. In addition to managing our U.S. high yield bond strategy, Mr. Stone oversees the European high yield bond, European senior loan, U.S. senior loans and mezzanine finance strategies. Before joining us, Mr. Stone established TCW's high yield bond group with Mr. Marks in 1985 and headed it until leaving TCW to co-found Oaktree. Earlier, he worked with Mr. Marks at Citicorp from 1983 until 1985, where he performed credit analysis on high yield bonds. Mr. Stone worked at The Prudential Life Insurance Company as a Director of Corporate Finance from 1978 to 1983, managing fixed income portfolios and instructing analysts in credit analysis. Mr. Stone holds an A.B. from Bowdoin College and an M.B.A. in Accounting and Finance from Columbia University. Mr. Stone is a trustee of Bowdoin College, the Natural History Museum of Los Angeles County and the California Community Foundation. With over 30 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge. As one of our co-founders, he is also closely familiar with our business. His investment background and insights into the fixed income markets bring value to our board of directors and our business.
Robert E. Denham has been a director since December 2007. Mr. Denham is a partner in the law firm of Munger, Tolles & Olson LLP, having rejoined the firm as a partner in 1998 to advise clients on strategic and financial issues, after serving as the Chairman and Chief Executive Officer of Salomon Inc. Mr. Denham joined Salomon in late August 1991 as General Counsel of Salomon and its subsidiary, Salomon Brothers, and became Chairman and CEO of Salomon in June 1992. Prior to joining Salomon, Mr. Denham had been at Munger, Tolles & Olson LLP for twenty years, including five years as managing partner. Mr. Denham graduated magna cum laude from the University of Texas, where he was elected to Phi Beta Kappa. He received a master's degree in Government from Harvard University in 1968 and a J.D. from Harvard Law School in 1971, where he graduated magna cum laude and was a Case and Developments Editor of the Harvard Law Review. Mr. Denham is a member of the California, American and Los Angeles County Bar Associations. Mr. Denham serves on the board of directors of the Russell Sage Foundation (Chair) and the James Irvine Foundation and is a trustee of the Good Samaritan Hospital of Los Angeles (Vice Chairman). He is also a public member of the Professional Ethics Executive Committee of the American Institute of Certified Public Accountants. Mr. Denham presently serves on the boards of the Chevron Corporation, Fomento Economico Mexicano, S.A. de CV (FEMSA), The New York Times and UGL Limited. Mr. Denham previously served on the board of Wesco Financial Corporation. Mr. Denham has served as a member of the board of directors of a number of publicly traded companies and, therefore, is experienced with board responsibilities, oversight and control which will benefit our board of directors and our business. Mr. Denham also provides a broader range of expertise on the board of directors given his background as a corporate lawyer and a former chief executive officer of a global financial services company, where among other responsibilities, he chaired the risk management committee.
D. Richard Masson has been a director since May 2007. Prior to his retirement from Oaktree in 2009, Mr. Masson was a co-founder and principal of Oaktree, where he served as head of analysis of distressed debt strategy from 1995 to 2001 and as co-head of analysis from 2001 to 2009. Prior thereto, he was Managing Director of TCW and its affiliate, TCW Asset Management Company, and head of the Special Credits Analytical Group. Prior to joining TCW in 1988, Mr. Masson worked for three years at Houlihan, Lokey, Howard and Zukin, Inc., where he was responsible for the valuation and analysis of securities and businesses. Prior to Houlihan, Mr. Masson was a Senior Accountant with the Comprehensive Professional Services Group at Price Waterhouse in Los Angeles. Mr. Masson holds a B.S. in Business Administration from the University of California at Berkeley and an M.B.A. in Finance from the University of California at Los Angeles. He is a Certified Public Accountant (inactive). Mr. Masson's extensive experience in distressed debt investing and his knowledge of our company brings value to our board of directors and our business.
Wayne G. Pierson has been a director since November 2007. Mr. Pierson is Chief Financial and Investment Officer of Meyer Memorial Trust, a member of the original consortium of seven longstanding Oaktree clients who became institutional investors in Oaktree in February, 2004. Mr. Pierson currently serves as President of Acorn Investors, LLC, an investor in OCGH. Prior to joining Meyer Memorial Trust, Mr. Pierson served as Treasurer of Gregory Affiliates from 1980 until 1982. From 1973 until 1980, he served as an audit supervisor with Ernst & Young. Mr. Pierson initiated and continues to conduct a comprehensive investment survey for the Foundation Financial Officers Group, representing more than 150 foundations with assets in excess of $200 billion. He serves on a number of private equity fund advisory boards and is a trustee for several private trusts. In addition, he serves on the board of directors of M Fund, Inc. Mr. Pierson received a B.S. in Business Administration cum laude from California State University, Northridge and is a Certified Public Accountant and CFA charterholder. Mr. Pierson's investment and finance expertise and his familiarity with our company add value to our board of directors and to our business.
Marna C. Whittington, Ph.D. has been a director since June 2012. Ms. Whittington was the Chief Executive Officer of Allianz Global Investors Capital from 2001 until her retirement in January 2012. From 2002 to 2011, she was Chief Operating Officer of Allianz Global Investors, the parent company of Allianz Global Investors Capital. Prior to that, she was Managing Director and Chief Operating Officer of Morgan Stanley Investment Management. Ms. Whittington started in the investment management industry in 1992, joining Philadelphia-based Miller Anderson & Sherrerd. Previously, she was Executive Vice President and CFO of the University of Pennsylvania, and earlier, Secretary of Finance for the State of Delaware. Ms. Whittington currently serves as a director of Macy's, Inc. and Phillips 66. She holds an M.S. degree and a Ph.D. from the University of Pittsburgh, both in Quantitative Methods, and a B.A. degree in Mathematics from the University of Delaware. Ms. Whittington's twenty years of experience in the investment management industry and her service on the board of other public companies enhance and contribute to the range of experience and independence of our board of directors.
Jay S. Wintrob has been a director since September 2011. Mr. Wintrob has served as President and Chief Executive Officer of AIG Life and Retirement, the U.S. based life and retirement services businesses of American International Group, Inc. (“AIG”), and Executive Vice President – Life and Retirement of AIG since 2009. Mr. Wintrob was Executive Vice President – Retirement Services of AIG from 2002 to 2009 and also served as a director of AIG from 1999 to 2004. Mr. Wintrob joined SunAmerica Inc. in 1987 as Assistant to the Chairman, was elected Senior Vice President in 1989, Executive Vice President in 1991 and Vice Chairman in 1995. Mr. Wintrob also served as President of SunAmerica Investments, Inc., overseeing the company's invested asset portfolio, from 1994 through 2000. Following AIG's acquisition of SunAmerica, Mr. Wintrob served as Vice Chairman of AIG Retirement Services, Inc. from 1998 to 2005, Chief Operating Officer from 1998 to 2001 and has served as President since 2000 and Chief Executive Officer since 2001. Prior to joining SunAmerica, Mr. Wintrob was with the law firm of O'Melveny & Myers. Mr. Wintrob received his B.A. from the University of California at Berkeley and a J.D. from the Boalt Hall School of Law at the University of California at Berkeley. Mr. Wintrob is a member of the board of the American Council of Life Insurers and is a board member of several non-profit organizations, including The Broad Foundations, The J. Paul Getty Trust, the Skirball Cultural Center and the Board of Governors of Cedars-Sinai Medical Center. Mr. Wintrob's investment and finance expertise and his service as chief executive officer of one of the largest life insurance and retirement services organizations in the United States add value to our board of directors and to our business.
Todd E. Molz is our general counsel and a Managing Director. Mr. Molz manages all aspects of our legal activities, including fund formation, acquisitions and other special projects. Prior to joining Oaktree in March 2006, Mr. Molz was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where his practice focused on tax and structuring aspects of complex and novel business transactions. Prior to joining Munger, Tolles & Olson LLP, Mr. Molz served as a law clerk to the Honorable Alfred T. Goodwin of the United States Court of Appeals for the Ninth Circuit. Mr. Molz received a B.A. in Political Science cum laude from Middlebury College and a J.D. with honors from the University of Chicago. While at Chicago, Mr. Molz served on the Law Review, received the John M. Olin Student Fellowship and was a member of the Order of the Coif. Mr. Molz serves on the Board of Trustees of the Children's Hospital of Los Angeles.

B. James Ford is a Managing Director and portfolio manager of our global principal investments strategy. Mr. Ford is responsible for overseeing all activities of this strategy, including investment commitments and approvals, client relations and administrative and personnel-related matters. Since joining Oaktree in 1996, Mr. Ford has been involved in sourcing and executing a number of the firm's most significant investments and led the group's efforts in media and energy sectors prior to being named a portfolio manager in 2006. Mr. Ford currently serves on the board of directors of Crimson Exploration, Inc., Exco Resources, Inc., Dial Global, Inc. and a number of private companies. Mr. Ford earned a B.A. in Economics from the University of California at Los Angeles and an M.B.A. from the Stanford University Graduate School of Business. Mr. Ford also serves as an active member of the Children's Bureau Board of Directors.
Caleb S. Kramer is a Managing Director and the portfolio manager of our European principal investments strategy. Prior to joining Oaktree in 2000, Mr. Kramer co-founded Seneca Capital Partners LLC, a private equity investment firm. From 1994 to 1996, Mr. Kramer was employed by Archon Capital Partners, an investment firm. Prior to 1994, Mr. Kramer was a mergers and acquisitions associate at Dillon Read and Co. Inc. and an analyst at Merrill Lynch and Co. Inc. Mr. Kramer received a B.A. in Economics from the University of Virginia.
There are no family relationships among any of our executive officers and directors.
Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. So long as the Oaktree control condition is satisfied, the number of directors that comprise our board of directors is determined from time to time by our manager. Our board of directors consists of Messrs. Marks, Karsh, Frank, Kirchheimer, Clayton, Kaplan, Keele, Stone, Masson, Denham, Pierson and Wintrob and Ms. Whittington (for a total of 13 directors). Actions by our board of directors must be taken with the approval of a majority of its members. So long as the Oaktree control condition is satisfied, our manager is entitled to designate all the members of our board of directors.
Control of Oaktree Capital Group Holdings GP, LLC
Oaktree Capital Group Holdings GP, LLC acts as our manager and is the general partner of OCGH, which owns 100% of our outstanding Class B units. Under its operating agreement, Oaktree Capital Group Holdings GP, LLC is managed by an executive committee that is comprised of our eight principals. In general, the executive committee seeks to act by consensus or, absent a consensus, by a vote of a majority of the voting percentage of the executive committee members (or such higher threshold as may be determined from time to time by the executive committee). The executive committee also, from time to time, delegates to one or more of its members or to other persons such authority and duties as the executive committee may deem advisable. Oaktree Capital Group Holdings GP, LLC has agreed that the admission of any member who is not a principal is prohibited.
The voting percentage of each member of the executive committee is equal to the fraction, expressed as a percentage, the numerator of which is his percentage interest in OCGH and the denominator of which is the aggregate percentage interest of all of the executive committee members in OCGH. Accordingly, members with larger economic stakes in the Oaktree Operating Group (including Messrs. Marks, Karsh and Stone) are able to exercise greater voting power than members with smaller economic stakes on any matter submitted to the executive committee for a vote. The combined voting percentages of Messrs. Marks and Karsh by themselves are sufficient, for the foreseeable future, to constitute a majority of the voting percentage of the executive committee members.
Controlled Company Exemption
Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards. Because our principals represent more than 50% of our voting power, we are therefore a “controlled company.” As a result, we have elected not to comply with certain NYSE corporate governance standards, including the requirement that a majority of the board of directors consist of independent directors and the requirement to have a compensation committee and a nominating/corporate governance committee that are composed entirely of independent directors with written charters addressing the committee's purpose and responsibilities. In addition, we are not required to hold annual meetings of our unitholders. Accordingly, our Class A unitholders do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
Audit Committee
The purpose of the audit committee is to assist our board of directors in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the performance of our internal audit function and our independent registered public accounting firm's qualifications, independence and performance. Our audit committee is comprised of Messrs. Masson and Wintrob and Ms. Whittington. Our board of directors has determined that Messrs. Masson and Wintrob and Ms. Whittington meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules. In addition, our board of directors has determined that each of Mr. Masson and Ms. Whittington is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has “accounting or related financial management expertise” under applicable NYSE rules. The audit committee has a charter that is available on our website at www.oaktreecapital.com under the “Unitholders” section.
Executive Committee
Our board of directors has established an executive committee that acts, when necessary, in place of our full board of directors during intervals between meetings of our board of directors. The executive committee consists of Messrs. Marks, Karsh and Frank.
Code of Ethics
We have a Code of Ethics, which applies to our directors, executive officers and employees and is available on our website at www.oaktreecapital.com under the “Unitholders” section. We intend to disclose any amendment to or waiver of the Code of Ethics on behalf of a director or executive officer either on our website or in a Current Report on Form 8-K filing.
Corporate Governance Guidelines
Our board of directors has a governance policy, which addresses matters such as the board of directors' responsibilities and duties, the board of directors' composition, policies and compensation and director independence, and is available on our website at www.oaktreecapital.com under the “Unitholders” section.
Communications to the Board of Directors
The non-management members of our board of directors intend to meet regularly. The non-management directors have currently selected Mr. Pierson, one of our non-management directors, to lead these meetings for 2013. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2012, such persons complied with all such filing requirements.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
Our fundamental philosophy in compensating our key personnel has always been, and will continue to be, to align their interests with the interests of our clients and unitholders. The alignment of interests is a defining characteristic of our business and one that we believe best optimizes long-term sustainable value. As described more fully below, two of our named executive officers (“NEOs”) receive fixed payments, and most of our founding principals, including Howard S. Marks, our Chairman, receive no compensation and receive only distributions on the OCGH units they have held since our inception. The remaining NEOs are compensated through a combination of equity grants, equity distributions, quarterly payments, and profit and/or fee sharing.
We intend to continue our historical compensation practices, although we anticipate that in the future we may find it appropriate to provide compensation to our founding principals in addition to their equity distributions. Nonetheless, we expect that the substantial majority of their compensation as a whole will continue to come from their indirect ownership of the Oaktree Operating Group for the foreseeable future.
Our NEOs consisted of the following individuals: (a) Bruce A. Karsh, our President; (b) David M. Kirchheimer, our Chief Financial Officer and Chief Administrative Officer; (c) John B. Frank, our Managing Principal and Principal Executive Officer; (d) Stephen A. Kaplan, who formerly managed our global principal investments strategy; (e) Caleb S. Kramer, who manages our European principal investments strategy; and (f) B. James Ford, who now manages our global principal investments strategy.
Compensation Elements for Named Executive Officers
As noted above, our NEOs have historically been compensated primarily or exclusively through a combination of equity grants and profit and fee sharing. Rather than pay base salaries and annual bonuses that would require us to adjust compensation each year in response to short-term factors, our NEOs' compensation arrangements were designed as long-term arrangements that are structured to align our NEOs' interests with the interests of our company and our clients, motivate and reward long-term performance, and reduce the need for recurring and potentially distracting compensation negotiations.
Generally speaking, we do not review our NEOs' compensation arrangements on an annual basis. To the extent that an NEO's compensation is modified, such decisions are based upon Messrs. Marks's and Karsh's, or Mr. Frank's, as applicable, subjective assessment of a multitude of factors, including the scope and complexity of the NEO's responsibilities, the NEO's individual performance, the alignment of interests between the NEO and our clients and unitholders, and the NEO's historic and anticipated contributions to our business results and financial performance. None of the factors considered by Messrs. Marks and Karsh, or Mr. Frank, as applicable, is assigned any particular weighting in determining the amount of compensation to award. No compensation decisions were made with respect to any of our NEOs in 2012, though decisions made towards the end of 2011 to grant OCGH units to Messrs. Frank, Kirchheimer, Kramer and Ford (as discussed below), and to transition Mr. Kaplan from a management fee sharing arrangement to fixed payments, were effected in 2012.
What We Reward and Why We Pay Each Pay Element
The compensation packages for our NEOs are intended to align their interests with our clients and unitholders, reward risk mitigation and sustained financial and operational performance and to motivate these individuals to remain with us for long and productive careers. Our compensation arrangements are intended to attract, retain and motivate individuals of the highest level of quality and effectiveness. We are focused on rewarding the types of sustained, longer-term performance that provides attractive risk-adjusted returns for clients and increases long-term unitholder value.
Messrs. Kaplan and Ford receive fixed payments as compensation. For our other NEOs, our compensation structure enables our NEOs to receive remuneration via distributions on their indirect ownership of the Oaktree Operating Group and from various profit or fee sharing arrangements. Allowing our NEOs to participate in profit or fee sharing arrangements enables us to align their interests with those of our unitholders and clients, eliminating the need to pay salaries and discretionary bonuses that do not consistently correlate to our profitability, creating a comprehensive approach to compensation for our NEOs and encouraging long-term retention. The indirect ownership of the Oaktree Operating Group by our NEOs results in distributions to our NEOs that are by design performance-based since all of the distributions are determined based on our profits and in respect of the officers' allocated shares of the carried interest or incentive fees payable in respect of our investment funds. Equity grants under the 2007 Plan and the 2011 Plan further align the interests of our NEOs with those of our unitholders.
A portion of the compensation earned by Messrs. Kaplan, Kramer and Ford and all of the compensation earned by Mr. Karsh consist of carried interest, which they each received as a member of the portfolio management team for the funds for which they serve as the portfolio manager. Mr. Frank receives a share of the carried interest from our largest closed-end strategy, distressed debt, both in recognition of his historic contributions to the management of some of the strategy's investments and in lieu of other compensation, such as a greater profit sharing percentage or additional OCGH units. In addition, a significant portion of the compensation earned by Messrs. Kaplan, Kramer and Ford has consisted of their share of the management fees paid by the funds for which they serve as portfolio manager, although as discussed under “—Asset Based Management Fees” below, beginning in 2012, Mr. Kaplan stopped sharing in the management fees paid by the funds he co-manages. Instead, we paid Mr. Kaplan a fixed sum of $9,000,000 in 2012 on a quarterly basis. We expect the amount of the annual payment to Mr. Kaplan to be less in 2013 and possibly decline further in future years. In addition, as discussed under “—Asset-Based Management Fees” below, we also ended Mr. Ford’s management fee sharing arrangement as of January 1, 2013 and now will pay him an annual amount of $9,250,000 on a quarterly basis.
Indirect Ownership of the Oaktree Operating Group
All of our executive officers, including our NEOs, have significant indirect equity stakes in the Oaktree Operating Group through their holdings of OCGH units, which we believe provide a long-term incentive to improve the value of our business without creating undue risk. This ownership entitles our NEOs to a portion of the aggregate earnings of the Oaktree Operating Group, and allows our NEOs to realize appreciation in the value of our units through their ability to exchange OCGH units for Class A units and then sell such units. For purposes of our financial statements, we treat distributions paid on the Oaktree Operating Group units as distributions on equity rather than as compensation, and therefore these payments are not reflected in the Summary Compensation Table below. As described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” subject to certain restrictions, each OCGH unitholder will have the right to exchange his or her vested OCGH units into, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing pursuant to the terms of an exchange agreement following the expiration of any applicable lock-up period.
Our NEOs will forfeit all unvested units in OCGH upon their departure from Oaktree for any reason unless the departure is due to death or disability, in which case all unvested units automatically vest in full, or if the forfeiture requirement is waived by us. All of our NEOs are subject to transfer restrictions in respect of their OCGH units by virtue of the fact that each of our NEOs must obtain board approval to exchange their OCGH units for Class A units, which may be sold, or the equivalent amount of cash as discussed above.
As of December 31, 2012, our NEOs each held the following number of OCGH units and Class A units:

Name	Number of OCGH Units	Number of Class A Units	Total Number of Units	Percentage of Beneficial Ownership of Oaktree Operating Group
Bruce A. Karsh	21,788,226	1,826	21,790,052	14.40%
David M. Kirchheimer	1,786,575	136	1,786,711	1.20%
John B. Frank	2,512,377	185	2,512,562	1.70%
Stephen A. Kaplan	2,193,335	181	2,193,516	1.50%
Caleb S. Kramer	1,202,444	79	1,202,523	0.80%
B. James Ford	1,439,860	120	1,439,980	0.95%
Following the May 2007 Restructuring, the OCGH unitholders' interests in OCGH continued to take into account any disproportionate sharing in historical incentive income in accordance with the terms of the OCGH limited partnership agreement that were in effect prior to the May 2007 Restructuring. As a result, distributions to the OCGH unitholders by OCGH that are attributable to historical incentive income are not made pro rata in proportion to the OCGH unitholders' interest in OCGH units but instead will be adjusted to account for the disproportionate sharing of historical incentive income.

Equity Grants
Our board of directors and the general partner of OCGH adopted the 2007 Plan as part of the May 2007 Restructuring (please see “—2007 Plan” below). Before the adoption of the 2011 Plan (please see “—2011 Equity Incentive Plan” below), all grants of equity-based awards made to our NEOs were made under the 2007 Plan, and since the adoption of the 2011 Plan all grants of equity-based awards to be made to our NEOs are being made pursuant to the terms and conditions of the 2011 Plan. For approximately the last five years, Mr. Frank has made all final recommendations regarding grants of equity-based awards to our NEOs (other than to himself), based on his subjective assessment of such factors as he deems appropriate, such as the NEO's individual contribution, importance to our business and the performance of the group that the NEO directs. In making his assessments, he solicits the advice and input of Messrs. Marks and Karsh. Messrs. Marks and Karsh determine in their discretion the amount of equity-based awards, if any, to be granted to Mr. Frank, based upon their subjective assessment of Mr. Frank's past and anticipated contribution to the success of our business, the scope and complexity of his responsibilities, his current equity ownership, his existing overall compensation and such other factors as they deem appropriate. All equity-based awards were formally granted either by our board of directors or by a committee composed of Messrs. Marks, Karsh and Frank. For all equity-based incentive awards granted to our executive officers since our initial public offering, Mr. Frank recommended such grants to the board, subject to the input and advice of Messrs. Marks and Karsh, and our entire board served as the Committee under the 2011 Plan for purposes of making such grants. We intend to continue this practice with respect to all such grants in the future.
On January 19, 2012, we granted 100,000 OCGH units to Mr. Frank, 25,000 OCGH units to Mr. Kirchheimer and 50,000 OCGH units to Mr. Ford. The foregoing equity grants will vest ratably over 10 years, beginning on March 1, 2013. In addition, we made two equity awards to Mr. Kramer on January 19, 2012, as follows: (a) a grant of 67,500 OCGH units, which will vest ratably over nine years beginning January 1, 2013, in connection with Mr. Kramer's agreement with us to cancel the same amount of phantom units previously awarded to him in January 2011, and (b) a new grant of 209,302 OCGH units, of which 150,697 OCGH units will vest ratably over five years and 58,605 OCGH units will vest ratably over 10 years, in each instance beginning on November 11, 2012. With respect to each of the foregoing equity grants, vesting can accelerate on death or disability. None of our other NEOs was granted OCGH units in 2012.
In assessing equity grants to our personnel, including our NEOs, Mr. Frank does not employ any formulaic approach or utilize compensation consultants. Instead, Mr. Frank subjectively assesses factors such as the scope and impact of the person's role, his or her historic and anticipated future contribution to our company's long term success, the person's historic compensation (including equity grants) and overall level of compensation relative to other personnel, and the vesting periods associated with the equity grants. Mr. Frank does not weigh these factors in any particular way; rather, he uses his subjective judgment to determine the size of the OCGH unit grant. With respect to the equity grants for Messrs. Kramer, Ford and Kirchheimer in 2012, Mr. Frank considered the factors described above and, with respect to Messrs. Kramer and Ford, took into account the increasing importance of the European principal investments strategy Mr. Kramer heads and the transition of responsibility for our global principal investments strategy to Mr. Ford. For Mr. Frank's 2012 equity grants, Messrs. Marks and Karsh similarly assessed the scope and impact of Mr. Frank's role, his historic and anticipated future contribution to our company, his historic compensation (including equity grants) and his overall compensation, as compared to other senior executives. In particular, Messrs. Marks and Karsh considered the scope of Mr. Frank's responsibilities as our Managing Principal, the increase in those responsibilities resulting from the growth in the breadth and complexity of our operations, and the additional responsibilities relating to managing a public company. In each case, no particular weight was assigned to any of the factors considered. In addition to the factors described above, we granted the 209,302 OCGH units described above to Mr. Kramer in recognition of Mr. Kramer's agreement to reduce the asset-based management fees he would otherwise receive in respect of the funds he manages.
Components of Other Compensation
As described above, our NEOs' compensation arrangements were designed as long-term arrangements that are structured to align our NEOs' interests with the interests of our company and our clients, motivate and reward long-term performance and reduce the need for recurring and potentially distracting compensation negotiations. We pay our NEOs a certain percentage of different revenues or profits, generally focused more on our overall profitability in the case of Messrs. Karsh, Frank and Kirchheimer, and more on particular strategies we manage in the case of Messrs. Karsh, Kaplan, Kramer and Ford, although in the case of Mr. Frank, a meaningful portion of his compensation in a given year may relate to incentive income generated by our distressed debt funds, and in the case of all of our NEOs, their equity ownership represents a very substantial portion of their participation in the economics of our business. We attached little weight to the mix of compensation in any particular year as we focus on the long-term nature of our business and compensation arrangements. Several years ago, Messrs. Marks and

Karsh set the percentages of profit sharing, incentive income and management fee income for our NEOs. When doing so, they considered a variety of factors, including the projected amount of profit sharing, incentive income and management fee income each NEO would receive relative to the other applicable compensation components.
Profit Sharing Arrangements
Each of Messrs. Frank and Kirchheimer is entitled to receive a quarterly profit sharing payment based on the annual GAAP net income of the Oaktree Operating Group with adjustments (a) eliminating the compensation expense relating to equity granted on or before the 2007 Private Offering, (b) representing a 50% reduction to the compensation expense relating to all other equity grants and (c) for certain other minor items. Profit sharing payments made in respect of a particular year are subject to a true-up or true-down after the close of that year to reflect actual profits for the year. This profit sharing arrangement will terminate upon the termination of the employment of Messrs. Frank and Kirchheimer, respectively, for any reason. When Messrs. Frank and Kirchheimer became principals of our business in 2002, no principal had ever received a fixed salary and bonus, and Messrs. Marks and Karsh concluded annual discussion of bonuses would be contrary to the nature of the status of Messrs. Frank and Kirchheimer as principals. Instead, they determined an appropriate profit sharing percentage for Messrs. Frank and Kirchheimer based in part on the compensation they would have received had they remained employees compensated at the most senior level, taking into account that this profit sharing arrangement was 100% at risk and tied their compensation directly to the overall profitability of our business. Messrs. Kirchheimer and Frank's profit sharing arrangement dates back to the beginning of 2003, when it was determined that compensating them by reference to our profits would be preferable to continuing to afford them salary and bonus or granting them equity sufficient to generate a comparable cash flow. Their profit sharing percentages were increased in 2009 to reflect the growth in their responsibilities since 2003. Since Messrs. Frank and Kirchheimer are responsible for the day to day operations of our business and for managing our overall business, the profit sharing arrangements motivate them by tying their compensation to the success of our overall business. The amounts paid to Messrs. Frank and Kirchheimer as annual profits participation interests are set forth under “All Other Compensation” in the Summary Compensation Table below.
Carried Interest or Incentive Income
As noted above, Messrs. Karsh, Frank, Kaplan, Kramer and Ford (like many of our investment professionals) have the right to receive a portion of the incentive income generated by our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools are the participation interests in these funds set aside for the general partners of the funds, which in turn grant a portion of such interests to our NEOs and other executives. Each of Messrs. Karsh and Frank receives a share of the incentive income we receive with respect to certain of our distressed debt funds, and each of Messrs. Kaplan, Kramer and Ford receives a share of the incentive income we receive from our control investing funds. We first awarded Mr. Karsh an interest relating to the incentive income of our distressed debt funds commencing with our fund, OCM Opportunities Fund VII, L.P., and have awarded him an interest in each subsequent distressed debt fund. His percentage is determined by a formula that takes into account his indirect interest through his equity ownership and will increase as his equity ownership decreases, subject to a cap. The carry pools (and Messrs. Karsh, Frank, Kaplan, Kramer and Ford's participation therein) are referred to as our “Carry Plans.” Under the terms of our closed-end funds, we (and our employees who share in our carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in our funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and Messrs. Karsh, Frank, Kaplan, Kramer and Ford, and therefore benefits both those investors and our unitholders.
Participation in carried interest is a primary means of compensating and motivating many of our investment professionals. We believe such participation is one of the most effective ways to align the interests of our investment professionals with our clients and unitholders. Mr. Frank, or Messrs. Marks and Karsh, as applicable, determine the amount of incentive income to grant in respect of a given fund based on our historical arrangements with the NEO and our estimation of the NEO's current and projected role in the investment activities of the particular fund. In making these determinations, we consider a multitude of factors, including the NEO's role in raising the particular fund, sourcing and evaluating potential investment opportunities for the fund, managing and monitoring existing investments within the fund, running the larger investment strategy and managing the investment and other professionals involved in the fund's activities. None of these factors is assigned a particular weighting when determining the amount of carried interest to grant to a particular NEO. We expect to continue to use participation in carried interest as a cornerstone of compensation for our investment professionals who manage closed-end funds. Grants of participation interests in incentive income for our closed-end funds are made in each specific fund and are subject to vesting, which typically runs over five years, subject to acceleration for death, disability or termination without cause. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant and us. We believe that vesting of participation in incentive income motivates participants to remain in our employ over the long term. For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by Messrs. Karsh, Frank, Kaplan, Kramer and Ford in respect of 2012 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
Asset-Based Management Fees
While all of our NEOs share indirectly in our management fees through their ownership of OCGH units, each of Messrs. Kaplan, Kramer and Ford also historically received a direct share of the management fees paid by the control investing funds for which he serves as portfolio or co-portfolio manager. During their investment periods, these funds pay a management fee based on a percentage of limited partners' capital commitments. Thereafter, the management fee is based on the lesser of a percentage of the portion of limited partners' capital contributions that has been invested and not returned to such limited partners and the cost basis of the assets remaining in the fund. The amount paid to Messrs. Kaplan, Kramer and Ford as distributions of asset-based management fees is set forth under “All Other Compensation” in the Summary Compensation Table and is determined by reference to sharing percentages we negotiated with Messrs. Kaplan, Kramer and Ford some years ago, taking into account Messrs. Kaplan, Kramer and Ford's roles in fundraising, sourcing and evaluating potential investment opportunities, managing and monitoring existing investments and managing the strategy and its investment and other professionals, with none of these factors having any particular weighting. Starting in 2012, we began moving away from these formulaic arrangements.
Mr. Kaplan has transitioned his responsibilities as head of our global principal investments strategy to Mr. Ford as a part of an orderly succession process. In connection with Mr. Kaplan's transition, beginning in 2012, Mr. Kaplan no longer receives a fixed direct share of asset-based management fees. Instead, Mr. Kaplan received four quarterly payments in 2012 totaling $9,000,000 in the aggregate. We determined the $9,000,000 amount by estimating the fixed management fees Mr. Kaplan would have otherwise earned in 2012, and reducing that amount by 25% to account for the transitioning of Mr. Kaplan's responsibilities to others. For 2013, Mr. Kaplan will receive four quarterly payments totaling $4,500,000 in the aggregate. No set amount has yet been determined with respect to Mr. Kaplan's compensation after 2013. Mr. Kaplan continues to fulfill his responsibilities as a portfolio manager of many of our control investing funds and continues to be a senior member of our global principal investments group.
Beginning in 2013, we have agreed to pay Mr. Ford the fixed annual amount of $9,250,000 in quarterly installments, rather than a share of our asset-based management fees. This fixed amount represents approximately what Mr. Ford has received annually for the last two years as his share of our management fees under his former compensation arrangement, but is materially less than the amount we anticipate we would have paid Mr. Ford for future years if the former arrangement had remained in effect.
Other Benefits
We provide an annual cost of living adjustment to Mr. Kramer to compensate him for the additional costs he incurs by being stationed in London with his family. We also cover the cost of travel for Mr. Kramer and his family from the United Kingdom to the United States. We agreed to provide this personal benefit in order to encourage Mr. Kramer to relocate to London and believe that it has contributed to the success of that arrangement. We provide minimal other perquisites to our executives and such perquisites form an insignificant element of our total compensation structure.
Determination of Executive Compensation
Except in the case of the grants of OCGH units to Mr. Frank as discussed above under “—Equity Grants,” the compensation of our senior professionals is determined by the relevant portfolio manager or department head and by Mr. Frank, our Managing Principal. Mr. Frank, with the input of Messrs. Marks and Karsh, makes the final decisions in his discretion, based on his subjective assessment of what will best advance the interests of our company, but our compensation process is a collaborative and iterative effort. Our process is intended to appropriately reward and incentivize our executives so as to secure their loyalty and motivate them to devote their best efforts to the interests of our clients and unitholders. Our process is not formulaic. Rather, we seek to take into account a range of largely subjective factors relating to the individual's historic and projected contribution to the success of our business. The particular factors deemed most relevant to any particular compensation decision vary widely depending upon individual circumstance, but typically include consideration of the individual's work ethic, expertise, judgment, reputation, seniority, willingness and ability to work as part of a team and overall effectiveness. None of these factors is assigned any particular weight in making any compensation decisions. No compensation decisions were made with respect to any of our NEOs in 2012, though decisions made towards the end of 2011 to grant OCGH units to Messrs. Frank, Kirchheimer, Kramer and Ford, and to transition Mr. Kaplan from a management fee sharing arrangement to fixed payments, were effected in 2012. These equity grants, and the subjective decision making process used to determine the size of these grants, are discussed above under “—Equity Grants.” Mr. Kaplan’s fee sharing transition is discussed above under “—Asset-Based Management Fees.”
Risk Analysis of Our Compensation Programs
We strive to invest in a risk-controlled fashion and seek to ensure that our compensation policies are consistent with that approach and discourage the incurrence of undue risk. Thus, we emphasize both the grant of equity and-for senior investment professionals in our closed-end funds-carried interest subject to multi-year vesting as key forms of compensation, particularly as employees become more senior in the organization and assume more leadership. We believe this policy encourages long-term thinking, fosters a collaborative culture and reduces any incentive to accept excessive risk in a search for short-term gain. With respect to participation in our incentive income, our closed-end funds generally distribute incentive income only after we have returned all capital plus a preferred return to our investors, meaning that in analyzing investments and making investment decisions, our investment professionals are motivated to take a long-term view of their investments, given that short-term results typically do not affect their compensation. Importantly, the amount of incentive income paid to these investment professionals is determined by the performance of the fund as a whole, rather than specific investments, meaning that they have a material interest in every investment. This approach discourages excessive risk taking, given that even a hugely successful investment will result in incentive compensation payments only if the overall performance of the fund exceeds the requisite hurdle.
Tax and Accounting Considerations
Beginning on May 25, 2007, we began accounting for share-based payments (i.e., OCGH units issued at the time of the May 2007 Restructuring and equity-based awards granted under our 2007 Plan) in accordance with Accounting Standards Codification Topic 718.

Summary Compensation Table for 2012
The following table provides summary information concerning the compensation of our current and former principal executive officers (Mr. Frank assumed the role of principal executive officer from Mr. Karsh in May 2012), our chief financial officer and each of our three other most highly compensated employees who served as executive officers as of December 31, 2012, for services rendered to us during 2012, 2011 and 2010.
The distributions our NEOs receive in respect of their indirect ownership of the Oaktree Operating Group are based on their respective holdings of OCGH units and are not reflected as cash compensation in the table below:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3),(4)	Total ($)
Bruce A. Karsh, President	2012	$—	$—	$—	$—	$12,195,475	$12,195,475
	2011	$—	$—	$—	$—	$4,125,747	$4,125,747
	2010	$—	$—	$—	$—	$8,254,547	$8,254,547
David M. Kirchheimer, Chief Financial Officer and Chief Administrative Officer	2012	$—	$—	$825,000	$—	$6,546,440	$7,371,440
	2011	$—	$—	$621,250	$—	$4,798,723	$5,419,973
	2010	$—	$—	$582,000	$—	$7,303,995	$7,885,995
John B. Frank, Managing Principal	2012	$—	$—	$3,300,000	$—	$13,549,896	$16,849,896
	2011	$—	$—	$2,485,000	$—	$10,955,587	$13,440,587
	2010	$—	$—	$2,328,000	$—	$14,819,956	$17,147,956
Stephen A. Kaplan, Principal	2012	$9,000,000	$—	$—	$—	$11,404,815	$20,404,815
	2011	$—	$—	$—	$—	$20,708,321	$20,708,321
	2010	$—	$—	$—	$—	$22,031,295	$22,031,295
Caleb S. Kramer, Managing Director	2012	$—	$—	$9,134,466	$—	$22,031,711	$31,166,177
	2011	$—	$—	$2,182,725	$—	$16,780,115	$18,962,840
	2010	$—	$—	$—	$—	$15,185,125	$15,185,125
B. James Ford, Managing Director	2012	$—	$—	$1,650,000	$—	$13,152,204	$14,802,204

(1)	We do not make fixed payments to any of our NEOs other than to Mr. Kaplan in 2012 and to Messrs. Kaplan and Ford in 2013.

(2)
The reference to “stock” in this table refers to units in OCGH and phantom units of OCGH. The grant date fair value of the units received by our NEOs during the years ended December 31, 2012, 2011 and 2010 is reflected in the “Stock Awards” column in the Summary Compensation Table because we must account for such units as compensation expense for financial statement reporting purposes. We recognize expense for financial statement reporting purposes in respect of the unvested units in OCGH received by our NEOs on the basis of the value of those units at the time of the grant pursuant to Financial Accounting Standards Board Accounting Codification (ASC) Topic 718 or “ASC Topic 718,” Accounting for Stock Compensation. Please see notes 2 and 10 to our consolidated financial statements for further information concerning the assumptions underlying such expense.

(3)
Amounts included for 2012, 2011 and 2010 reflect the total amount payable with respect to such NEO's right to receive an allocation of the annual profits of the Oaktree Operating Group in respect of the years ended December 31, 2012, 2011 and 2010, respectively (please see “—Compensation Elements for Named Executive Officers—Profit Sharing Arrangements”).

(4)	Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Asset Based Management Fees (2)	Profits Participation (3)	Cost of Living Allowance (4)	Travel Allowance (5)	Total
Bruce A. Karsh	2012	$12,195,475	$—	$—	$—	$—	$12,195,475
	2011	$4,125,747	$—	$—	$—	$—	$4,125,747
	2010	$8,254,547	$—	$—	$—	$—	$8,254,547
David M. Kirchheimer	2012	$—	$—	$6,546,440	$—	$—	$6,546,440
	2011	$—	$—	$4,798,723	$—	$—	$4,798,723
	2010	$—	$—	$7,303,995	$—	$—	$7,303,995
John B. Frank	2012	$4,997,285	$—	$8,552,611	$—	$—	$13,549,896
	2011	$4,719,965	$—	$6,235,622	$—	$—	$10,955,587
	2010	$5,601,494	$—	$9,218,462	$—	$—	$14,819,956
Stephen A. Kaplan	2012	$11,404,815	$—	$—	$—	$—	$11,404,815
	2011	$5,759,561	$14,948,760	$—	$—	$—	$20,708,321
	2010	$5,442,372	$16,588,923	$—	$—	$—	$22,031,295
Caleb S. Kramer	2012	$6,190,783	$15,458,919	$—	$325,000	$57,009	$22,031,711
	2011	$3,624,617	$12,718,973	$—	$325,000	$111,525	$16,780,115
	2010	$1,309,493	$13,393,880	$—	$327,952	$153,800	$15,185,125
B. James Ford	2012	$3,988,142	$9,164,062	$—	$—	$—	$13,152,204

(1)
Amounts included for 2012, 2011 and 2010 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the years ended December 31, 2012, 2011 and 2010, respectively. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.

(2)	Amounts included for 2012, 2011 and 2010 represent management fees earned on an accrual basis in a given year in respect of funds in which the NEO serves as a portfolio manager.

(3)	Amounts included for 2012, 2011 and 2010 represent the amounts earned on an accrual basis in a given year in respect of the NEO's annual profits participation interest.

(4)	Amounts intended to compensate Mr. Kramer for the additional expenses incurred by being located in the United Kingdom.

(5)	Amounts needed to cover the actual cost of travel between the United States and the United Kingdom for Mr. Kramer and his family.

Non-Competition, Non-Solicitation and Confidentiality Restrictions
Pursuant to the terms of OCGH's partnership agreement, our executive officers (including our NEOs) are subject to customary provisions regarding non-solicitation of our clients and employees and confidentiality, intellectual property and nondisparagement obligations. In addition, during the term of employment and for the one-year period immediately following the resignation or termination of employment (other than a termination by us without cause), our executive officers may not, directly or indirectly:

•	engage in any business activity in which we operate, including any Competitive Business (as defined below);

•	render any services to any Competitive Business; or

•	acquire a financial interest in or become actively involved with any Competitive Business (other than as a passive investor holding a minimal percentage of the stock of a public company).
“Competitive Business” means any business which is competitive with the business of any member of the Oaktree Operating Group or any of its affiliates (including raising, organizing, managing or advising any fund having an investment strategy in any way competitive with any of the funds managed by any member of the Oaktree Operating Group or any of its affiliates) anywhere in the United States or any other country where a member of the Oaktree Operating Group or any of its affiliates conducts business. Additionally, during the term of employment and for the two-year period immediately following the resignation or termination of employment, our executive officers may not solicit our customers or clients for a Competitive Business, induce any employee to leave our employ or hire or otherwise enter into any business affiliation with any person who was our employee during the twelve-month period preceding such executive officer's termination of employment.
Incentive Income
Participation in incentive income generated by our funds is typically subject to a five-year vesting schedule, under which a participating NEO's interest will vest in increments of 22% on each of the first through fourth anniversaries of the closing date of the applicable fund, with the remaining 12% of the interest vesting on or after the fifth anniversary of such closing date, subject to certain limitations as set forth in the applicable governing documents. Under the terms of the applicable governing documents, NEOs are subject to various covenants addressing confidentiality, intellectual property, non-solicitation, non-competition and non-disparagement. Pursuant to the applicable fund agreements, a participating NEO's incentive income interest is subject to clawback in the event that the general partner of the applicable fund is required to return any distributions (other than tax distributions) received in respect of such NEO's interest in the applicable fund.
Grants of Plan-Based Awards in 2012
The following table provides information concerning the grant of equity-based awards made during the year ended December 31, 2012. Other than the OCGH units granted to Messrs. Frank, Kirchheimer, Kramer and Ford, we did not grant any OCGH units or other equity awards to any of our NEOs in 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock and Option Awards (2)
David M. Kirchheimer	1/19/2012	25,000	$825,000
John B. Frank	1/19/2012	100,000	$3,300,000
Caleb S. Kramer	1/19/2012	67,500	$2,227,500
Caleb S. Kramer	1/19/2012	209,302	$6,906,966
B. James Ford	1/19/2012	50,000	$1,650,000

(1)
The awards of OCGH units granted to Messrs. Frank, Kirchheimer and Ford vest in 10 equal installments, beginning on March 1, 2013 and thereafter on March 1 in each of the following nine years. The awards granted to Mr. Kramer include (a) 209,302 OCGH units, of which 150,697 OCGH units vest in equal installments over five years and 58,605 OCGH units vest in equal installments over 10 years, in each instance beginning on November 11, 2012 and (b) 67,500 OCGH units that vest in equal installments over nine years beginning on January 1, 2013 in connection with Mr. Kramer's agreement with us to cancel the same amount of phantom units previously awarded to him in January 2011. Please see “—Equity Grants” for additional information.

(2)
The grant date fair value of the unit awards was determined in accordance with ASC Topic 718. Please see notes 2 and 10 to our consolidated financial statements for further information concerning the assumptions underlying such expense.

2007 Equity Incentive Plan
Our board of directors and the general partner of OCGH adopted the 2007 Plan as part of the May 2007 Restructuring. As explained in more detail below, the 2007 Plan was a source of equity-based awards, permitting us to grant to our investment professionals, other employees, directors and consultants options, unit appreciation rights, restricted units, phantom restricted units and other awards based on the units of OCGH, each of which represent an indirect interest in one Oaktree Operating Group unit. No more awards are being granted under the 2007 Plan.
Administration. The 2007 Plan is administered by our board of directors with the general partner of OCGH. Our board of directors and the general partner of OCGH has delegated the authority to administer the 2007 Plan to the Administrator, which is a committee consisting of Messrs. Marks, Karsh and Frank. For each OCGH unit granted pursuant to an award under the 2007 Plan (the “Award Units”) we issue one Class B unit and one Oaktree Operating Group unit to OCGH. For each OCGH unit granted under the 2007 Plan that is subsequently forfeited by the employee, the 2007 Plan also provides for the automatic corresponding cancellation of one Class B unit and one Oaktree Operating Group unit held by OCGH.
Units Subject to the 2007 Plan. As of March 11, 2013, 4,954,976 OCGH units have been issued under our 2007 Plan. As with the other OCGH units, pursuant to the exchange agreement and the terms of the OCGH partnership agreement, vested Award Units may be exchanged for, at the option of our board of directors, our Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, subject to approval of our board of directors.
2011 Equity Incentive Plan
In December 2011, we adopted the 2011 Plan. The purpose of the 2011 Plan is to provide a means for us and our Affiliates (as defined in the 2011 Plan) to attract and retain key personnel and a means for current and prospective principals, directors, officers, employees, consultants and advisors of us and our Affiliates to acquire and maintain an equity interest in us and/or one or more of our Affiliates, thereby strengthening their commitment to the welfare of us and our Affiliates and aligning their interests with those of our unitholders and clients.
Administration. A committee (the "Committee") established by our board of directors administers the 2011 Plan. The current members of the Committee are Messrs. Marks, Karsh and Frank. The Committee has broad authority to designate participants of the 2011 Plan, determine the type of awards and terms and conditions of awards granted under the 2011 Plan and adopt, alter and repeal rules, guidelines and practices relating to the 2011 Plan.
Eligibility. Employees, partners, directors, consultants, advisors and other individuals providing services to us or our Affiliates are eligible to participate in the 2011 Plan. Participation in the 2011 Plan is limited to persons who have entered into an award agreement or who have received written notification from the Committee (or its designee) that they have been selected to participate in the 2011 Plan.
Awards. The Committee has the discretion to grant awards in respect of Oaktree Operating Group units, Class A units, OCGH units, any type of unit or interest of any member of the Oaktree Operating Group or any class or series of units or other ownership interests issued by us or one of our Affiliates (collectively, “Units”). The Committee may grant options, unit appreciation rights (“UARs”), restricted Unit awards, Unit bonus awards and/or phantom equity awards to eligible persons.
Number of Units Authorized. The 2011 Plan provides that the maximum number of Units that may be delivered pursuant to awards under the 2011 Plan is 22,300,000, as increased on January 1 of each year beginning in 2012 by a number of Units equal to the excess of (a) 15% of the number of outstanding Oaktree Operating Group units on December 31 of the immediately preceding year over (b) the number of Oaktree Operating Group units that have been issued or are issuable under the 2011 Plan as of such date, except that our board of directors may, in its discretion, increase the number of Units covered by the 2011 Plan by a lesser amount. The issuance of Units or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award will reduce the total number of Units available under the 2011 Plan, as applicable. Units underlying awards under the 2011 Plan that are forfeited, cancelled, expire unexercised or are settled in cash will be available again to be used as awards under the 2011 Plan. However, Units used to pay the required exercise price or tax obligations, or Units not issued in connection with the settlement of an award or that are used or withheld to satisfy tax obligations of a participant, will not be available again for other awards under the 2011 Plan. Units delivered in settlement of awards may be authorized and unissued Units, treasury Units, Units purchased on the open market or by private purchase by us or one of our Affiliates, as applicable, or a combination of the foregoing. As of March 11, 2013, 3,032,979 Units have been issued under the 2011 Plan, and the Committee may issue 19,573,536 additional Units under the 2011 Plan.
Options. The Committee may grant options to purchase Units under the 2011 Plan. Options will be granted subject to such terms and conditions, including the option's exercise price and the conditions and timing of exercise, as determined by the Committee and specified in the applicable award agreement. Unless otherwise provided in an award agreement, an option will vest with respect to 20% of the Units subject to the option on each of the first five anniversaries of the grant date. The maximum term of an option granted under the 2011 Plan is 10 years from the date of grant.
Unless otherwise provided in an award agreement, the unvested portion of an option will expire upon termination of employment or service of the participant, and the vested portion of such option will remain exercisable for one year following termination of employment or service by reason of such participant's death or disability (as determined by the Committee), but not later than the expiration of the option, or 90 days following termination of employment or service for any reason other than death or disability or Cause (as defined in the 2011 Plan), but not later than the expiration of the option. Both the unvested and vested portion of an option will expire upon the termination of a participant's employment or service by us or our Affiliates for Cause.
Unit Appreciation Rights. The Committee may grant UARs under the 2011 Plan. UARs will be subject to the terms and conditions established by the Committee and set forth in the award agreement. Any UAR granted under the 2011 Plan will expire no later than 10 years following the date of grant. Unless otherwise provided in an award agreement, the UAR will vest with respect to 20% of the Units subject to the UAR on each of the first five anniversaries of the date of grant. Any option granted under the 2011 Plan may include tandem UARs. A UAR granted in connection with an option will become exercisable and will expire according to the same vesting schedule and expiration provisions as the corresponding option. Unless otherwise provided in an award agreement, upon termination of employment or service of the participant, the vested and unvested portion of a UAR will expire upon similar terms as an option (as described above).
Restricted Units. The Committee may grant Restricted Units (as defined in the 2011 Plan) under the 2011 Plan. Restricted Units will be subject to the terms and conditions established by the Committee and set forth in the award agreement. A Restricted Unit is a Unit that generally is non-transferable and is subject to other restrictions determined by the Committee for a specified period. Unless otherwise provided in an award agreement, the restricted period will lapse with respect to 20% of the Restricted Units on each of the first five anniversaries of the date of grant and the unvested portion of the Restricted Units will terminate and be forfeited upon termination of employment or service. Subject to the restrictions set forth in the 2011 Plan and the applicable award agreement, a participant generally will have the rights and privileges of a unitholder as to such Restricted Units.
Unit Bonus Awards. The Committee may grant unrestricted Units, or other awards denominated in Units, under the 2011 Plan to eligible persons, either alone or in tandem with other awards, in such amounts as the Committee determines. The terms and conditions of each Unit bonus award granted under the 2011 Plan will be set forth in an award agreement.
Phantom Equity Awards. The Committee may grant a phantom equity award to eligible persons under the 2011 Plan. A phantom equity award provides a participant with the right to receive cash payments in respect of the award. The terms and conditions of each phantom equity award will be set forth in the applicable award agreement, and such agreement will specify the Affiliate obligated to make payments in respect of the award, the number and type of Units in respect of which the value and properties of the award are to be determined, the vesting and the terms of any distributions to be made in respect of such award.

Outstanding Equity at 2012 Year End
The following table provides information regarding outstanding unvested equity held by our NEOs as of December 31, 2012:

	Stock Awards (1)
Name	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (2)
Bruce A. Karsh	—	$—
David M. Kirchheimer	62,500	$1,990,188
John B. Frank	270,000	$8,597,610
Stephen A. Kaplan	—	$—
Caleb S. Kramer	240,802	$7,667,858
B. James Ford	50,000	$1,592,150

(1)	The references to Stock Awards or units in this table refer to OCGH units.

(2)
The fair market value of $31.84 per unit is based on the closing price for our Class A units on December 31, 2012, less a discount applied as detailed in notes 2 and 10 to our consolidated financial statements.

Stock Vested in 2012
The following table provides information regarding the number of outstanding equity units held by our NEOs that vested during the year ended December 31, 2012:

	Stock Awards (1)
Name	Number of Units Acquired on Vesting	Market Value of Units Vesting (2)
Bruce A. Karsh	5,019,598	$165,646,734
David M. Kirchheimer	356,700	$11,771,100
John B. Frank	504,255	$16,640,415
Stephen A. Kaplan	465,215	$15,352,095
Caleb S. Kramer	249,975	$8,116,047
B. James Ford	312,374	$10,308,342

(1)	The references to Stock Awards or units in this table refer to OCGH units.

(2)
The fair market value of $33.00, $33.00 or $29.30 per unit is based on the trading price for our Class A units on applicable vesting dates of January 1, 2012, January 2, 2012 and November 11, 2012, respectively, less a discount applied as detailed in notes 2 and 10 to our consolidated financial statements.

Potential Payments Upon Termination of Employment or Change in Control at 2012 Year End
We do not have any formal severance or change of control plans or agreements in place for any of our NEOs. None of the OCGH units held by any of our executive officers is subject to accelerated vesting in connection with a change in control or a termination of employment for any reason, except if termination is due to death or disability, in which case all unvested units automatically accelerate in full.
In all cases, none of Messrs. Karsh, Kaplan, Kramer, Frank and Ford is entitled to any additional vesting of their participation rights in the incentive income generated by our funds as a result of a change in control of us or any of our affiliates. The impact of a termination of employment on the incentive income participation rights held by each of Messrs. Karsh, Kaplan, Kramer, Frank and Ford is described below.
Generally, upon the earliest to occur of a participating NEO's death, “disability” (as defined in the applicable governing documents) termination without “cause” (as defined in the applicable governing documents) or resignation (each, a “termination event”), such NEO's incentive income interest will be converted into the right to receive a residual percentage (which cannot exceed the NEO's interest prior to such termination event) of the distributions the NEO otherwise would have received absent such termination event, as described below.

In the case of a termination event other than resignation, the residual percentage generally will equal the product of:

•	the participating NEO's interest prior to such event; and

•	if the fund is in its investment period, a percentage equal to the applicable fund's aggregate committed capital that had been contributed as of the date of the termination event.

•	In the event that a participating NEO resigns, the residual percentage generally will equal the product of:

•	the participating NEO's interest prior to such resignation;

•	the participating NEO's vested percentage as of the resignation date (as discussed above under “—Summary Compensation Table for 2012—Incentive Income”); and

•	if the fund is in its investment period, a percentage equal to the applicable fund's aggregate committed capital that had been contributed as of the resignation date.
If a participating NEO resigns and engages in competitive activity within two years following his resignation, the NEO's residual percentage will be reduced further (by as much as 50%). However, with respect to certain funds, Mr. Kramer may resign for “good reason” (as defined in the applicable governing documents) and his residual interest in these funds will not be subject to any further reduction.
In the event that a participating NEO is terminated for cause, he immediately forfeits all rights to further distributions of incentive income.
Accelerated Vesting of OCGH Units and Incentive Income Interests Upon Termination of Employment
The following table sets forth the estimated value of (a) the acceleration of all unvested OCGH units held by each NEO, assuming a termination of employment due to death or disability on December 31, 2012 and (b) the estimated incentive income distributions that would be made in respect of the NEO's unvested incentive income interests under the Carry Plans, assuming those interests became fully vested on December 31, 2012 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual's termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2012 Year End,” have been determined assuming that each of the funds in respect of which the NEOs would have a right to incentive income had been liquidated on December 31, 2012 and all of the funds' assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2012. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the NEOs, had a termination of employment actually occurred on December 31, 2012. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.

Acceleration of Unvested OCGH Units

	OCGH Units (1)
Name	Number of Units of Stock Subject to Vesting Acceleration	Market Value of Accelerated Vesting of Units (2)
Bruce A. Karsh	—	$—
David M. Kirchheimer	62,500	$1,990,188
John B. Frank	270,000	$8,597,610
Stephen A. Kaplan	—	$—
Caleb S. Kramer	240,802	$7,667,858
B. James Ford	50,000	$1,592,150

(1)	The references to Stock Awards or units in this table refer to OCGH units.

(2)
The fair market value of $31.84 per unit is based on the closing price for our Class A units on December 31, 2012, less a discount applied as detailed in notes 2 and 10 to our consolidated financial statements.

Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Incentive Income Interests
Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$60,561,655
David M. Kirchheimer	$—
John B. Frank	$33,840,475
Stephen A. Kaplan	$26,075,350
Caleb S. Kramer	$15,522,631
B. James Ford	$13,356,632
Director Compensation Table for 2012
During 2012, we compensated our outside directors through an annual cash retainer and, for three of our outside directors, the grant of our Class A units. Directors who are also principals do not receive any additional compensation for serving on our board of directors. However, all members of our board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The following table sets forth the cash and equity compensation paid to our non-employee directors for the year ended December 31, 2012 and the number of unvested Class A units held by them at December 31, 2012:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	All Other Compensation	Total	Number of Unvested Units
Robert E. Denham	$87,500	$496,012	$—	$583,512	6,173
Wayne G. Pierson	$—	$—	$—	$—	—
Jay S. Wintrob	$100,000	$100,012	$—	$200,012	2,273
D. Richard Masson	$40,000	$—	$—	$40,000	—
Marna C. Whittington	$50,000	$49,805	$—	$99,805	1,423

(1)
Annual cash retainer and fees for supervision of audit-related activities. Mr. Pierson did not receive any fees for his service as a member of our board of directors in 2012 because he serves as President of Acorn Investors, LLC, which indirectly holds a minority interest in the Oaktree Operating Group units through OCGH.

(2)
On January 19, 2012, we granted 2,273 Class A Units to each of Messrs. Denham and Wintrob, which will vest ratably over five years beginning on March 1, 2013, in consideration of their service as members of our board of directors in 2012. Additionally, on January 19, 2012, we granted 9,000 Class A units to Mr. Denham in consideration of his past service as a member of our board of directors. Of these 9,000 Class A units, 5,700 Class A units are fully vested as of the date of this filing, 1,800 Class A units will vest on January 1, 2014, 1,000 Class A units will vest on January 1, 2015 and 500 Class A units will vest on January 1, 2016. On June 28, 2012, we granted Ms. Whittington 1,423 Class A units, which will vest ratably over five years beginning on August 1, 2013, in consideration of her service as a member of our board of directors for a portion of 2012.

We provide compensation to certain of our directors who are not principals for their services pursuant to the following policy. For 2013, each of Messrs. Denham, Masson and Wintrob and Ms. Whittington will receive an annual cash retainer of $75,000. Members of the audit committee will receive an additional annual retainer of $25,000. The chair of the audit committee will receive an additional annual retainer of $15,000. In addition, each of Messrs. Denham, Masson and Wintrob and Ms. Whittington will receive an annual grant of Class A units under the 2011 Plan, subject to five-year vesting at 20% per year on each anniversary date of the grant date. The number of Class A units granted will typically be based on the number of Class A units with a fair market value at the time of the grant equal to $100,000 or as otherwise determined by our board of directors. On January 24, 2013, we granted 2,127 Class A units to each of Messrs. Denham and Wintrob and Ms. Whittington, and on March 7, 2013, we granted 2,127 Class A units to Mr. Masson. These grants will vest ratably over five years beginning on March 1, 2014, in consideration of their service as members of our board of directors in 2013.
Compensation Committee Interlocks and Insider Participation
As described under “Directors, Executive Officers and Corporate Governance—Board Structure and Governance—Controlled Company Exemption,” we are a “controlled company” within the meaning of the NYSE corporate governance standards and do not have a compensation committee. Messrs. Marks, Karsh and Frank make all final determinations regarding executive officer compensation. For a description of certain transactions involving us and our directors and executive officers, please see “Certain Relationships and Related Transactions, and Director Independence.”
Compensation Committee Report
As described above, our board of directors does not have a compensation committee. The executive committee of the board of directors identified below has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.
Howard S. Marks
Bruce A. Karsh
John B. Frank
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the current beneficial ownership of our Class A units and Class B units and the OCGH units by:

•	each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of Oaktree Capital Group, LLC;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.
The applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned is based on 30,189,441 Class A units outstanding and 120,763,876 Class B units outstanding as of March 11, 2013. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder's aggregate holdings of OCGH units and Class A units as a percentage of the 150,953,317 Oaktree Operating Group units outstanding as of March 11, 2013. This percentage represents the applicable unitholder's aggregate economic interest in the Oaktree Operating Group. Although holders of OCGH units are entitled, subject to vesting requirements and transfer restrictions, to exchange their OCGH units for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, such exchanges require board approval and thus holders of OCGH units are not deemed to beneficially own the equivalent number of Class A units.
Beneficial ownership is determined in accordance with the rules of the SEC. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the interests shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise specified, the address of each person named in the table is c/o Oaktree Capital Group, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)
Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent
Howard S. Marks	1,826	*	—	(2)	—	21,788,226	14.4%
Bruce A. Karsh	1,826	*	—	(2)	—	21,788,226	14.4
John B. Frank	185	*	—		—	2,512,377	1.7
David M. Kirchheimer	136	*	—		—	1,786,575	1.2
B. James Ford	120	*	—		—	1,439,860	*
Stephen A. Kaplan	181	*	—		—	2,193,335	1.5
Caleb S. Kramer	79	*	—		—	1,202,444	*
Kevin L. Clayton	275	*	—		—	3,198,110	2.1
Larry W. Keele	322	*	—		—	4,160,135	2.8
Sheldon M. Stone	1,009	*	—		—	12,454,214	8.3
Robert E. Denham	16,400	*	—		—	—	—
D. Richard Masson	2,640	*	—		—	3,522,899	2.3
Wayne G. Pierson (3)	—	—	—		—	—	—
Marna C. Whittington	6,550	*	—		—	—	—
Jay S. Wintrob	4,400	*	—		—	—	—
All executive officers and directors as a group (16 persons)	35,960	*	—		—	76,301,319	50.6
5% Unitholders
Hawkins Investment Partnership L.P. (4)	3,000,000	9.9%	—		—	—	—
Davis Selected Advisers, L.P. (5)	2,161,236	7.2	—		—	—	—
Greenlight Capital, Inc. (6)	1,851,812	6.1	—		—	—	—
Farallon Capital Partners, L.P. (7)	1,669,460	5.5	—		—	—	—
Baron Capital Group, Inc. (8)	1,658,467	5.5	—		—	—	—
Acorn Investors, LLC	884	*	—		—	9,391,544	6.2
Oaktree Capital Group Holdings, L.P.	13,000	*	120,763,876		100%	—	—

*	Represents less than 1%.

(1)
Subject to certain restrictions, each OCGH unitholder has the right to exchange his or her vested units following the expiration of any applicable lock-up period pursuant to the terms of an exchange agreement. Pursuant to the exchange agreement and the terms of the OCGH partnership agreement, the OCGH units will be exchanged for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and we will cancel a corresponding number of Class B units.

(2)
Excludes 13,000 Class A units and 120,763,876 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

(3)
Excludes 884 Class A units and 9,391,544 OCGH units held by Acorn Investors, LLC and 20 Class A units and 217,324 OCGH units held by Meyer Memorial Trust, which Mr. Pierson may be deemed to beneficially own. Mr. Pierson is the President of Acorn Investors, LLC and the Chief Financial and Investment Officer of Meyer Memorial Trust and disclaims beneficial ownership of the Class A units and OCGH units held by each entity.

(4)
Reflects Class A units beneficially owned by Hawkins Capital L.P., the general partner and manager of Hawkins Investment Partnership L.P. (“HIP”), and Russell B. Hawkins, the sole portfolio manager of HIP, each of whom may be deemed to share voting and dispositive power with respect to the Class A units held by HIP, based on a Schedule 13G filed with the SEC by Hawkins Capital L.P. on March 6, 2013. The address of HIP, Hawkins Capital L.P. and Mr. Hawkins is 600 Travis Street, Suite 6650, Houston, TX 77002.

(5)
Reflects Class A units beneficially owned by Davis Selected Advisers, L.P. (“Davis”) based on a Schedule 13G filed with the SEC by Davis on February 13, 2013. Davis Investments, LLC (“DILLC”) serves as general partner of Davis Selected Advisers, L.P. DILLC is controlled by Christopher Davis. The address of Davis Selected Advisers, L.P., DILLC and Christopher Davis is 2949 East Elvira Road, Suite 101, Tucson, AZ 85706.

(6)
Greenlight Capital, Inc. (“Greenlight Inc.”) is the investment manager for Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore Partners and as such has voting and dispositive power over 1,180,612 Class A Units held by Greenlight Capital, L.P., Greenlight Capital Qualified, L.P. and Greenlight Capital Offshore Partners. Greenlight Capital, L.L.C. (“Greenlight L.L.C.”) is the sole general partner of Greenlight Capital, L.P. and Greenlight Capital Qualified, L.P., and as such has voting and dispositive power over 490,800 Class A Units held by Greenlight Capital, L.P. and Greenlight Capital Qualified, L.P. DME Advisors, LP (“DME Advisors”) is the investment manager for Greenlight Reinsurance, Ltd., and as such has voting and dispositive power over 256,500 Class A Units held by Greenlight Reinsurance, Ltd. DME Management GP, LLC (“DME Management GP”) is the sole general partner of Greenlight Capital (Gold), LP, and as such has voting and dispositive power over 208,700 Class A Units held by Greenlight Capital (Gold), LP. DME Capital Management, LP (“DME Management”) is the investment manager for Greenlight Capital (Gold), LP, and Greenlight Capital Offshore Master (Gold), Ltd., and as such has voting and dispositive power over 414,700 Class A Units held by Greenlight Capital (Gold), LP and Greenlight Capital Offshore Master (Gold), Ltd. DME Advisors GP, LLC (“DME GP”) is the general partner of DME Advisors and DME Management, and as such has voting and dispositive power over 671,200 Class A Units. David Einhorn is the principal of Greenlight Inc., Greenlight L.L.C., DME Advisors, DME Management GP, DME Management and DME GP, and as such has voting and dispositive power over 1,851,812 Class A Units held by them. Mr. Einhorn disclaims beneficial ownership of these Class A Units, except to the extent of any pecuniary interest therein. The address of each of the Greenlight Reporting Persons is 140 East 45th Street, 24th Floor, New York, New York 10017.

(7)
Reflects Class A units beneficially owned by Farallon Capital Partners, L.P. (“FCP”) based on a Schedule 13G filed with the SEC by FCP on February 13, 2013. Farallon Partners, L.L.C. (the “Farallon General Partner”) is the general partner of FCP. Each of the following persons (the “Farallon Managing Members”) is a managing member of the Farallon General Partner with the power to exercise investment discretion: Richard B. Fried, Daniel J. Hirsch, Monica R. Landry, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Andrew J.M. Spokes, John R. Warren and Mark C. Wehrly. Each of the Farallon General Partner and the Farallon Managing Members disclaims beneficial ownership of the Class A units held by FCP. All of the persons referenced in this footnote disclaim group attribution. The address of FCP, the Farallon General Partner and the Farallon Managing Members is One Maritime Plaza, Suite 2100, San Francisco, CA 94111.

(8)
Reflects Class A units beneficially owned by Baron Capital Group, Inc. (“BCG”), BAMCO, Inc. (“BAMCO”), Baron Capital Management, Inc. (“BCM”) and Ronald Baron (collectively, the “Baron Reporting Persons”) based on a Schedule 13G filed with the SEC on February 14, 2013 by the Baron Reporting Persons. BAMCO and BCM are subsidiaries of BCG, and Ronald Baron owns a controlling interest in BCG. The address of each of the Baron Reporting Persons is 767 Fifth Avenue, 49th Floor, New York, New York 10153.

Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,333,252	—	19,846,779
Equity compensation plans not approved by security holders	—	—	—
Total (3)	2,333,252	—	19,846,779

(1)	Reflects the aggregate number of OCGH units granted under the 2011 Plan as of December 31, 2012.

(2)
The 2011 Plan provides that the maximum number of Units that may be delivered pursuant to awards under the 2011 Plan is 22,300,000, as increased on January 1 of each year beginning in 2012 by a number of Units equal to the excess of (a) 15% of the number of outstanding Oaktree Operating Group units on December 31 of the immediately preceding year over (b) the number of Oaktree Operating Group units that have been issued or are issuable under the 2011 Plan as of such date, except that our board of directors may, in its discretion, increase the number of Units covered by the 2011 Plan by a lesser amount. The issuance of Units or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award will reduce the total number of Units available under the 2011 Plan, as applicable. Units underlying awards under the 2011 Plan that are forfeited, cancelled, expire unexercised or are settled in cash will be available again to be used as awards under the 2011 Plan. However, Units used to pay the required exercise price or tax obligations, or Units not issued in connection with the settlement of an award or that are used or withheld to satisfy tax obligations of a participant, will not be available again for other awards under the 2011 Plan.

(3)
As of December 31, 2012, 4,954,976 OCGH units have been granted under the 2007 Plan and 17,387,956 OCGH units were available for future issuance under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan. Please see note 10 to our consolidated financial statements included elsewhere in this annual report for additional information.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Exchange Agreement
Under the terms of the OCGH limited partnership agreement, its general partner may elect in its discretion to declare an open period during which an OCGH unitholder may exchange its unrestricted vested OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. The general partner determines the number of units eligible for exchange within a given open period and, if the OCGH unitholders request to exchange a number of units in excess of the amount eligible for exchange, which units to exchange taking into account such factors as the general partner determines appropriate. Upon approval of our board of directors, OCGH units that are selected for exchange in accordance with the foregoing will be exchanged, at the option of our board of directors, into Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing pursuant to the terms of the exchange agreement. The exchange agreement provides that:

•
such OCGH units will be acquired by the Intermediate Holding Companies in exchange for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing;

•	the OCGH units acquired by the Intermediate Holding Companies may then be redeemed by OCGH in exchange for Oaktree Operating Group units;

•
the Intermediate Holding Companies may exchange Oaktree Operating Group units with each other such that, immediately after such exchange, each Intermediate Holding Company holds Oaktree Operating Group units only in the Oaktree Operating Group entity for which such Intermediate Holding Company serves as the general partner; and

•	we will cancel a corresponding number of Class B units.
Tax Receivable Agreement
As described above, subject to certain restrictions, each OCGH unitholder has the right to exchange his or her vested OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. Our Intermediate Holding Companies will deliver, at the option of our board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in exchange for the applicable OCGH unitholder's OCGH units pursuant to the exchange agreement. These exchanges, including our purchase of Oaktree Operating Group units in connection with the 2007 Private Offering and in connection with our initial public offering, resulted in, and are expected to result in, increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. These increases in tax basis have increased and will increase (for tax purposes) depreciation and amortization deductions and reduce gain on sales of assets, and therefore reduce the taxes of two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. entered into a tax receivable agreement with the OCGH unitholders that provides for the payment by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. to the OCGH unitholders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. actually realizes (or is deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. or a change of control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. and not of the Oaktree Operating Group.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. to the amount of such taxes that Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the Oaktree Operating Group as a result of the exchanges and had Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. not entered into the tax receivable agreement. An OCGH unitholder may also elect to make a charitable contribution of units. In such a case, the contribution will not result in an increase in the tax basis of the assets of the Oaktree Operating Group, and no payments will be made under the tax receivable agreement.
The term of the tax receivable agreement commenced upon the consummation of the 2007 Private Offering and continues until all such tax benefits have been utilized or expired, unless Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

•
the timing of the exchanges – for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the Oaktree Operating Group at the time of the transaction;

•
the price of our Class A units at the time of the exchanges – the increase in any tax deductions, as well as the tax basis increase in other assets, of the Oaktree Operating Group, is directly proportional to the market value of our Class A units at the time of the exchange;

•
the extent to which an exchange of OCGH units is taxable – if an exchange is not taxable for any reason (for instance, in connection with a charitable contribution), increased deductions will not be available;

•	the amount and timing of our income – Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. will be required to pay 85% of the tax savings as and when realized, if any; and

•
the corporate income tax rates (both U.S. federal and state and local) in effect at the time the tax deductions are utilized to offset taxable income – since an increase in tax rates will generally result in higher payments, and a decrease in tax rates will generally result in lower payments.

If Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. do not have taxable income, they are not required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized. We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group, the payments that we may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that payments under the tax receivable agreement in respect of our purchase of Oaktree Operating Group units in the 2007 Private Offering (“TRA payments”), which we began to make in January 2009, will aggregate to $47.2 million over the period ending approximately in 2029. During the year ended December 31, 2012, we made TRA payments in respect of the year ended December 31, 2011 of $648,060, $648,060, $358,084 and $187,540 to Howard Marks, our Chairman, a principal and a director; Bruce Karsh, our President, a principal and a director; Sheldon Stone, a principal and a director; and D. Richard Masson, a director, respectively, and $310,322 to Acorn Investors, LLC. In addition, we expect that the TRA payments in connection with our initial public offering in April 2012 will aggregate to $87.8 million, of which approximately $20.2 million, $20.3 million, $6.4 million, $2.8 million, $3.0 million, $1.4 million, $1.3 million, $1.0 million, $0.9 million and $0.1 million will be paid to Messrs. Marks, Karsh, Stone, Masson, Clayton, Ford, Frank, Kaplan, Kramer and Molz, respectively, and $7.1 million will be paid to Acorn Investors, LLC. Future payments under the tax receivable agreement in respect of subsequent exchanges of OCGH units would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon OCGH unitholders' continued ownership of interests in OCGH.
In addition, the tax receivable agreement provides that, upon certain mergers, asset sales, other forms of business combinations or other changes of control, the obligations of Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. (or their successors) with respect to purchased interests would be based on certain assumptions, including that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement.
Decisions we make in the course of running our business, such as with respect to the realization of an investment by one of our funds, may influence the timing and amount of payments made under the tax receivable agreement. For example, if one of our funds disposes of assets, the disposition may accelerate payments under the tax receivable agreement and increase the present value of such payments.
Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of Oaktree Holdings, Inc.'s and Oaktree AIF Holdings, Inc.'s cash tax savings. However, the value of such excess payments may be recouped through reduced future payments of amounts otherwise payable by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. pursuant to the tax receivable agreement.
Oaktree Operating Group Partnership Agreements
Each of the Oaktree Operating Group partnerships either has as its sole general partner one of the Intermediate Holding Companies or is indirectly controlled by the Intermediate Holding Companies. Accordingly, Oaktree Capital Group, LLC operates and controls all of the business and affairs of the Oaktree Operating Group and conducts our business through the Oaktree Operating Group and its subsidiaries.
Pursuant to the partnership agreements of the Oaktree Operating Group partnerships, the Intermediate Holding Companies that are the general partners of those partnerships (or entities controlled by the Intermediate Holding Companies) have the right to determine when distributions will be made to the holders of Oaktree Operating Group units and the amounts of any such distributions. If a distribution is authorized, the distribution will be made to the holders of Oaktree Operating Group units pro rata in accordance with the percentages of their respective interests.
Each of the Oaktree Operating Group partnerships has an identical number of units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a unit in each of the Oaktree Operating Group partnerships. As of March 11, 2013, there were 150,953,317 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including the Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership's income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
The partnership agreements of the Oaktree Operating Group partnerships also provide that substantially all of our expenses will be borne by the Oaktree Operating Group (excluding, for example, obligations incurred under the tax receivable agreement by the Intermediate Holding Companies, income tax expenses of the Intermediate Holding Companies and payments on indebtedness incurred by the Intermediate Holding Companies).
Oaktree Capital Group Holdings, L.P. Units
OCGH unitholders hold OCGH units. OCGH, in turn, holds an equivalent number of Oaktree Operating Group units. The units in OCGH held by the OCGH unitholders as of March 11, 2013 have vesting provisions (and certain of these units also have lockup provisions). Upon expiration of the vesting period and, if relevant, any lock-up period, OCGH unitholders may sell their OCGH units or exchange their OCGH units into, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing and, subsequently, sell any such Class A units received. As of March 11, 2013, the lock-up period for all but 128,600 OCGH units has expired, and associated lock-ups for the remaining OCGH units will expire in 2013. OCGH and our board of directors may limit the number of OCGH units that may be exchanged after expiration of the relevant lock-up, based on such factors as they deem appropriate, including the market's ability to absorb sales of the exchanged Class A units. As of the date of this annual report, sales of Class A units by our employees may only be effected during “open periods” authorized by us. The amount of OCGH units vesting will vary year to year, sometimes materially, but as of March 11, 2013, OCGH units due to vest after 2013 represented approximately 3% of the total outstanding number of Oaktree Operating Group units.
OCGH unitholders that are employees will generally forfeit all unvested units in OCGH upon termination of their employment for any reason unless the termination is due to death or disability or if the forfeiture requirement is waived. Any of the OCGH units that were outstanding at the time of the 2007 Private Offering that are forfeited will be reallocated among the remaining OCGH unitholders at the time of such offering. Any of the OCGH units issued after the date of the 2007 Private Offering that are forfeited will result in a corresponding forfeiture of Oaktree Operating Group units held by OCGH.
Our Manager
Our operating agreement provides that so long as the Oaktree control condition is satisfied, our manager will control the membership of our board of directors. Our board of directors will manage all of our operations and activities and will have discretion over significant corporate actions, such as the issuance of securities, payment of distributions, sales of assets, making certain amendments to our operating agreement and other matters.
Holders of our Class A units and Class B units have no right to elect our manager, which is controlled by our principals.
Aircraft Use
In January 2010, we exercised a buyout provision in our then aircraft lease agreement and thereafter sold the acquired plane to Mr. Karsh for an aggregate purchase price of $11,080,000. We and Mr. Karsh agreed that we would have the option of leasing this plane from him for business-related purposes on a non-exclusive basis pursuant to a lease agreement. During the year ended December 31, 2012, we paid Mr. Karsh $747,673 in connection with our use of his plane under this lease agreement. In addition, during the year ended December 31, 2012, Mr. Marks paid us $142,637 in reimbursement for operating costs of our corporate plane that we had incurred on his behalf in connection with his personal use of such plane.

Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in our funds. These investment opportunities are available to all of our professionals who we have determined have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in our funds and bear their share of management fees, except that they are not subject to incentive fees. During the year ended December 31, 2012, the following directors and executive officers invested their own capital (or the capital of family trusts or other estate planning vehicles they control) in our funds and are expected to continue to invest such capital in our funds from time to time: Mr. Clayton invested an aggregate of $877,365; Mr. Frank invested an aggregate of $3,236,587; Mr. Kaplan invested an aggregate of $338,333; Mr. Karsh and an organization affiliated with Mr. Karsh invested an aggregate of $2,823,750; Mr. Keele invested an aggregate of $4,364,946; Mr. Kirchheimer invested an aggregate of $3,723,534; Mr. Kramer invested an aggregate of $1,500,000; Mr. Marks invested an aggregate of $27,600,000; Mr. Masson invested an aggregate of $461,570; Mr. Stone invested an aggregate of $13,539,209; and Mr. Wintrob invested an aggregate of $530,000, respectively. During the year ended December 31, 2012, the following directors and executive officers (or family trusts or other estate planning vehicles they control) received net distributions from our funds as a result of their invested capital: Mr. Clayton received $1,307,285; Mr. Ford received $226,265; Mr. Frank received $527,229; Mr. Kaplan received $1,261,791; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $5,621,822; Mr. Keele received $14,577,964; Mr. Kirchheimer received $1,401,344; Mr. Kramer received $1,594,188; Mr. Marks received $49,426,450; Mr. Masson received $1,524,572; Mr. Stone received $6,425,668; and Mr. Wintrob received $159,584 from our funds, respectively.
Transactions with Meyer Memorial Trust
Mr. Pierson, one of our directors, is the Chief Financial and Investment Officer of Meyer Memorial Trust. During the year ended December 31, 2012, Meyer Memorial Trust contributed in the aggregate $2,679,795 in capital to our funds on substantially the same terms as the other investors in those funds.
Transactions with Kevin Clayton
Starting in 2011, we paid, and intend to continue to pay, Mr. Clayton, a director and one of our principals, a salary and participation profits that we expect to total approximately $5,000,000 per year in which he remains actively employed by Oaktree.
Offsets to Distributions in Respect of OCGH Units
Pursuant to an agreement between Mr. Marks, one of our directors and executive officers, and Oaktree Capital Management (UK) LLP, a subsidiary of ours in the United Kingdom, we provide £150,000 ($242,784 based on the average exchange rate for the 24-hour period ending December 31, 2012 as reported by www.oanda.com) per year to Mr. Marks, which is offset by distributions in respect of OCGH units to which Mr. Marks is entitled. In accordance with ASC Topic 718, the payment of future distributions in respect of OCGH units is factored into the grant date fair value of the OCGH units (which value is used for determining the compensation expense for such units under ASC Topic 718) and any distributions made with respect to such units are therefore not treated as an additional compensation expense by such subsidiary in the year in which such distributions are paid.
Limitations on Liability; Indemnification of Directors, Officers and Manager
Our operating agreement provides that our directors and officers will be liable to us or our unitholders for an act or omission only if such act or omission constitutes a breach of the duties owed to us or our unitholders, as applicable, by any such director or officer and such breach is the result of (a) willful malfeasance, gross negligence, the commission of a felony or a material violation of law, in each case, that has or could reasonably be expected to have a material adverse effect on us or (b) fraud and that our manager will not be liable to us or our unitholders for its actions.
Moreover, in our operating agreement we have agreed to indemnify our directors, officers and manager, to the fullest extent permitted by law, against all expenses and liabilities (including judgments, fines, penalties, interest, amounts paid in settlement with our approval and counsel fees and disbursements) arising from the performance of any of their obligations or duties in connection with their service to us, including in connection with any civil, criminal, administrative, investigative or other action, suit or proceeding to which any such person may hereafter be made a party by reason of being or having been one of our directors or officers or our manager, except for any expenses or liabilities that have been finally judicially determined to have arisen primarily from acts or omissions that violated the standard set forth in the preceding paragraph.

The indemnification rights that we provide to our directors and officers are more expansive than those provided to the directors and officers of a Delaware corporation.
In addition to the indemnity that exists in our operating agreement, our subsidiary Oaktree Capital Management, L.P. has entered into separate indemnification agreements with each of our directors and our executive officers, that indemnify them, to the fullest extent permitted by applicable law, against all expenses and liabilities (including judgments, fines, penalties, interest and amounts paid in settlement) incurred by them in connection with any proceeding in which any of them are made a party to or any claim, issue or matter, except to the extent that it shall have been determined in a final non-appealable judgment by a court of competent jurisdiction that such expenses and liabilities arose primarily from acts or omissions that constituted a breach of their duties and such breach was the result of (a) willful malfeasance, gross negligence, the commission of a felony or a material violation of applicable law (including any federal or state securities law), in each case, that resulted in, or could reasonably be expected to result in, a material adverse effect on us or our affiliates or (b) fraud. Such indemnification agreements will continue until and terminate upon the later of (a) 10 years after the indemnitee has ceased to occupy any positions or have any relationships with us or any of our affiliates, (b) the final termination of all proceedings pending or threatened during such period to which any indemnitee may be subject and (c) the expiration of the applicable statute of limitations for any possible claim or threatened, pending or completed action, suit or proceeding.
Statement of Policy Regarding Transactions with Related Persons
Our board of directors has adopted a written statement of policy for our company regarding transactions with related persons. Our related person policy covers any “related person transaction” including, but not limited to, any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or series of similar transactions, arrangements or relationships that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any “related person” (as defined in Item 404(a) of Regulation S-K) had or will have a direct or indirect material interest. With certain limited exceptions, our related person policy requires that each related person transaction, and any material amendment or modification to a related person transaction, be reviewed and approved or ratified by a committee or subcommittee of our board of directors composed solely of disinterested directors, by a majority of the disinterested members of our board of directors, by a majority of disinterested members of the executive committee of our board of directors or as otherwise approved in accordance with our operating agreement.
Director Independence
Because our principals represent more than 50% of our voting power, we are a “controlled company” as defined in the NYSE corporate governance standards, Accordingly, we have elected not to comply with certain NYSE corporate governance standards, including the requirements that a majority of our board of directors consist of independent directors and that we have a compensation committee and a nominating/corporate governance committee with written charters addressing the committee's purpose and responsibilities that are composed entirely of independent directors.
At such time that we are no longer deemed a controlled company, the board of directors will become comprised of a majority of independent directors in accordance with the applicable standards set forth by the SEC and NYSE for determining director independence. Presently, in applying such SEC and NYSE independence standards and the independence standards described in our corporate governance guidelines, the board of directors has determined that three of its members, namely Messrs. Masson and Wintrob and Ms. Whittington, are each independent. Please see “Directors, Executive Officers and Corporate Governance—Board Structure and Governance” and “—Corporate Governance Guidelines.”

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP, for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012		2011
	Oaktree Capital Group, LLC	Oaktree Funds	Oaktree Capital Group, LLC	Oaktree Funds
	(in thousands)
Audit fees (1)	$2,881	$3,558	$3,784	$1,886
Audit-related fees (2)	774	920	—	2,112
Tax fees (3)	1,611	4,277	1,974	3,035
All other fees (4)	34	—	149	—

(1)
Audit fees consisted of fees for services related to the annual audit of our consolidated financial statements, reviews of our interim consolidated financial statements on Form 10-Q, SEC registration statements, accounting consultations and services that are normally provided in connection with statutory and regulatory filings and engagements.

(2)
Audit-related fees consisted of fees related to financial due diligence services in connection with acquisitions of portfolio companies for investment by funds managed by Oaktree in its capacity as general partner, internal controls readiness assessment as well as attestation services and agreed-upon procedures related to PPIP under the U.S. Treasury program.

(3)	Tax fees consisted of fees related to tax compliance and tax advisory services.

(4)	All other fees consisted of advisory services related to regulatory matters.
In accordance with our audit committee charter, the audit committee is required to approve, in advance, all audit and non-audit services to be provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. All services reported in the Audit, Audit-related, Tax and All other categories above were approved by the audit committee. Our audit committee charter is available on our website at www.oaktreecapital.com under the “Unitholders” section.

PART IV.

Item 15. Exhibits, Financial Statement Schedules
(a)    The following documents are filed as part of this report:

(1)	Financial statements: Please see Item 8 above.

(2)
Financial statement schedules: Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	Exhibits: For a list of exhibits filed with this report, please refer to the Exhibits Index on the page immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 14, 2013

Oaktree Capital Group, LLC
By:	/s/ David M. Kirchheimer
Name:	David M. Kirchheimer

Title:	Principal, Chief Financial Officer and Chief Administrative Officer and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 14th day of March 2013:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director, Chairman and Principal
/s/ Bruce A. Karsh
Bruce A. Karsh	Director, President and Principal
/s/ John B. Frank
John B. Frank	Director and Managing Principal (Principal Executive Officer)
/s/ David M. Kirchheimer
David M. Kirchheimer	Director, Chief Financial Officer, Chief Administrative Officer and Principal (Principal Financial Officer and Principal Accounting Officer)
/s/ Kevin L. Clayton
Kevin L. Clayton	Director and Principal
/s/ Stephen A. Kaplan
Stephen A. Kaplan	Director and Principal
/s/ Larry W. Keele
Larry W. Keele	Director and Principal
/s/ Sheldon M. Stone
Sheldon M. Stone	Director and Principal
/s/ Robert E. Denham
Robert E. Denham	Director
/s/ D. Richard Masson
D. Richard Masson	Director
/s/ Wayne G. Pierson
Wayne G. Pierson	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director
/s/ Jay S. Wintrob
Jay S. Wintrob	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

3.2
Third Amended and Restated Operating Agreement of the Registrant dated as of August 31, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, filed with the SEC on September 2, 2011).

3.3
Amendment to Third Amended and Restated Operating Agreement of the Registrant dated as of
March 29, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

4.1
Specimen Certificate evidencing the Registrant's Class A units (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, filed with the SEC on September 2, 2011).

4.2
Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the purchasers named therein, dated as of June 14, 2004, for $75,000,000 in aggregate principal amount of 5.03% Senior Notes due June 14, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.3
Amendment No. 1 to the June 14, 2004 Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the other parties thereto, dated as of March 15, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.4
Amendment No. 2 and Waiver to the June 14, 2004 Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the other parties thereto, dated as of June 6, 2006 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.5	Form of 5.03% Senior Note due June 14, 2014 (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.6
Assumption and Guaranty Agreement, by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree Media Investments, L.P. in favor of the holders of the 5.03% Senior Notes due June 14, 2014 (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.7
Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the purchasers named therein, dated as of June 6, 2006, for $50,000,000 in aggregate principal amount of 6.09% Senior Notes due June 6, 2016 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.8	Form of 6.09% Senior Note due June 6, 2016 (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.9
Assumption and Guaranty Agreement, by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree Media Investments, L.P. in favor of the holders of the 6.09% Senior Notes due June 6, 2016 (incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.10
Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the purchasers named therein, dated as of November 8, 2006, for $50,000,000 in aggregate principal amount of 5.82% Senior Notes due November 8, 2016 (incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.11	Form of 5.82% Senior Note due November 8, 2016 (incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1, filed with the SEC on September 2, 2011).

4.12
Assumption and Guaranty Agreement, by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree Media Investments, L.P. in favor of the holders of the 5.82% Senior Notes due November 8, 2016 (incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.13
Amendment and Waiver to the June 25, 2001 Note Purchase Agreement, the June 14, 2004 Note Purchase Agreement, the June 6, 2006 Note Purchase Agreement and the November 8, 2006 Note Purchase Agreement, by and among Oaktree Capital Management, LLC and the other parties thereto, dated as of May 16, 2007 (incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.14
Second Amendment and Waiver to the June 25, 2001 Note Purchase Agreement, the June 14, 2004 Note Purchase Agreement, the June 6, 2006 Note Purchase Agreement and the November 8, 2006 Note Purchase Agreement, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and the other parties thereto, dated as of July 6, 2010 (incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

4.15
Indenture, dated as of November 24, 2009, by and among Oaktree Capital Management, L.P., as Issuer, Oaktree Capital Group, LLC, Oaktree Capital Group Holdings, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P., each an Initial Guarantor, and Wells Fargo Bank, National Association, as Trustee, with respect to 6.75% Senior Notes Due 2019 (incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.1
Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.2
Amended and Restated Limited Partnership Agreement of Oaktree Capital II, L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.3
Limited Partnership Agreement of Oaktree Capital Management, L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.4
Amended and Restated Limited Partnership Agreement of Oaktree Capital Management (Cayman), L.P., dated as of May 25, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.5
Second Amended and Restated Limited Partnership Agreement of Oaktree Investment Holdings, L.P., dated as of May 25, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.6
Second Amended and Restated Limited Partnership Agreement of Oaktree AIF Investments, L.P., dated as of October 29, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.7
Second Amended and Restated Tax Receivable Agreement, dated as of March 29, 2012, by and among Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Investment Holdings, L.P., Oaktree AIF Investments, L.P. and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.8
Second Amended and Restated Exchange Agreement, dated as of March 29, 2012, by and among Oaktree Capital Group, LLC, OCM Holdings I, LLC, Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., Oaktree Holdings, Ltd., Oaktree Capital Group Holdings, L.P. and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.9
Credit Agreement, dated as of December 21, 2012, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Lead Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 27, 2012).

10.10
Form of Indemnification Agreement by and between Oaktree Capital Management, L.P. and the director or officer named therein (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, filed with the SEC on October 20, 2011).

10.11*
2007 Oaktree Capital Group Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.12*
Summary Employment Agreement by and among Oaktree Capital Management Limited and Howard Marks, dated as of September 26, 2006 (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.13*
Summary Employment Agreement by and among Oaktree Capital Management, L.P. and Kevin Clayton, dated as of April 26, 2011 (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.14*	Form of Management Fee Sharing Letter Agreement (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.15*	Form of Profit Sharing Letter Agreement (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.16*
Fifth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP I, L.P., dated as of July 28, 2011 (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.17*
Fifth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP II, L.P., dated as of July 28, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.18*
Third Amended and Restated Limited Partnership Agreement of Oaktree Fund GP III, L.P., dated as of July 28, 2011 (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, filed with the SEC on August 1, 2011).

10.19*
Form of Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to
Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, filed with the SEC on
October 3, 2011).

10.20*
Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1, filed with the SEC on February 24, 2012).

21.1	Subsidiaries of the Registrant.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

†
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under such section.