Form 10-K/A
period 2012-12-31
Oaktree Capital Group, LLC
filed 2013-04-08
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

On March 14, 2013, Oaktree Capital Group, LLC filed an Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). This Amendment No. 1 to Form 10-K is being filed to remove an extraneous column of numbers without a heading inadvertently included within the “Closed-end Funds” table under “Fund Data” in Item 1 on page 18 of the Annual Report. No other changes have been made to the Annual Report. This Amendment No. 1 continues to speak as of the original filing date of the Annual Report and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Annual Report.
A corrected version of the “Closed-end Funds” table, with the extraneous column of numbers removed, appears below. No other changes have been made to the version of such table included in Item 1 of the Annual Report.

Closed-end Funds

			As of December 31, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage-ment Fee-Gener-ating AUM	Oaktree Segment Incentive Income Recog-nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
TCW Special Credits Fund I, L.P. (6)	Oct. 1988	Oct. 1991	$97	$97	$121	$218	$—	$—	$—	$—	$—	29.0%	24.7%	2.3x
TCW Special Credits Fund II, L.P. (6)	Jul. 1990	Jul. 1993	261	261	505	766	—	—	—	—	—	41.6	35.7	3.1
TCW Special Credits Fund IIb, L.P. (6)	Dec. 1990	Dec. 1993	153	153	323	476	—	—	—	—	—	44.0	37.9	3.1
TCW Special Credits Fund III, L.P. (6)	Nov. 1991	Nov. 1994	329	329	470	799	—	—	—	—	—	26.2	22.1	2.5
TCW Special Credits Fund IIIb, L.P. (6)	Apr. 1992	Apr. 1995	447	447	459	906	—	—	—	—	—	21.2	17.9	2.1
TCW Special Credits Fund IV, L.P. (6)	Jun. 1993	Jun. 1996	394	394	462	856	—	—	—	—	—	21.1	17.3	2.2
OCM Opportunities Fund, L.P.	Oct. 1995	Oct. 1998	771	771	568	1,339	—	—	74	—	—	12.4	10.2	1.8
OCM Opportunities Fund II, L.P.	Oct. 1997	Oct. 2000	1,550	1,550	989	2,539	—	—	197	—	—	11.0	8.5	1.7
OCM Opportunities Fund III, L.P.	Sep. 1999	Sep. 2002	2,077	2,077	1,287	3,335	28	—	248	6	—	15.4	11.9	1.7
OCM Opportunities Fund IV, L.P.	Sep. 2001	Sep. 2004	2,125	2,125	1,727	3,845	7	—	340	1	—	35.0	28.1	1.9
OCM Opportunities Fund IVb, L.P.	May 2002	May 2005	1,339	1,339	1,260	2,596	3	—	248	1	—	57.8	47.3	2.0
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	917	1,905	191	254	142	38	—	18.6	14.2	1.9
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,155	2,073	855	920	76	149	638	11.8	8.5	1.7
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,379	3,442	1,535	1,588	9	61	1,461	10.8	8.1	1.5
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	8,555	12,804	5,595	4,963	530	1,132	—	23.7	18.0	1.9
Special Account A	Nov. 2008	Oct. 2012	253	253	271	260	264	203	5	48	55	31.9	25.7	2.1
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	1,179	489	5,198	4,403	—	230	4,799	14.7	9.7	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	1,060	294	155	1,199	1,163	—	13	1,112	15.9	14.9	1.3
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,019	143	1	2,161	2,625	—	27	2,121	16.9	9.0	1.1
Oaktree Opportunities Fund IX, L.P.	TBD	—	4,964	—	—	—	—	—	—	—	—	—	—	—
												22.9%	17.5%
Global Principal Investments
TCW Special Credits Fund V, L.P. (6)	Apr. 1994	Apr. 1997	$401	$401	$349	$750	$—	$—	$—	$—	$—	17.2%	14.6%	1.9x
OCM Principal Opportunities Fund, L.P.	Jul. 1996	Jul. 1999	625	625	282	907	—	—	—	—	—	6.4	5.4	1.5
OCM Principal Opportunities Fund II, L.P.	Dec. 2000	Dec. 2005	1,275	1,275	1,208	2,455	27	—	231	5	—	23.3	17.8	2.0
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	952	1,762	590	574	42	144	200	15.0	10.5	1.8
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,041	1,642	2,728	2,339	—	—	3,068	8.8	6.3	1.4
Oaktree Principal Fund V, L.P.	Feb. 2009	Feb. 2014	2,827	2,021	318	84	2,257	2,756	—	16	2,235	15.2	8.1	1.3
Special Account C	Dec. 2008	Feb. 2014	505	414	202	65	550	355	9	31	432	21.7	15.9	1.5
												13.3%	9.8%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$13	$60	$456	$361	$—	$—	$622	5.1%	0.6%	1.2x

European Principal Investments (7)
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$460	$330	$159	$632	$370	$1	$45	$573	10.8%	8.3%	1.8x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€318	€245	€1,759	€1,545	€12	€—	€1,868	10.5	6.3	1.3
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,186	€25	€3	€1,208	€3,083	€—	€—	€1,255	12.1	2.7	1.1
												10.8%	6.6%
Power Opportunities
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	$449	$383	$251	$634	$—	$—	$23	$—	$—	20.1%	13.1%	1.8x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,460	1,888	113	39	93	7	—	76.4	59.2	3.9
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	1,062	303	49	5	347	1,036	—	9	325	31.1	11.7	1.3
												35.3%	27.4%

			As of December 31, 2012
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage-ment Fee-Gener-ating AUM		Oaktree Segment Incentive Income Recog-nized	Accrued Incentives (Fund Level) (2)		Unreturned Drawn Capital Plus Accrued Preferred Return (3)		IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date													Gross	Net
	(in millions)
Real Estate
TCW Special Credits Fund VI, L.P. (6)	Aug. 1994	Aug. 1997	$506	$506	$666	$1,172	$—	$—		$—	$—		$—		21.1%	17.4%	2.4x
OCM Real Estate Opportunities Fund A, L.P.	Feb. 1996	Feb. 1999	379	379	295	665	9	—		56	4		—		10.5	8.4	1.9
OCM Real Estate Opportunities Fund B, L.P.	Mar. 1997	Mar. 2000	285	285	172	455	2	—		—	—		52		8.2	7.1	1.7
OCM Real Estate Opportunities Fund II, L.P.	Dec. 1998	Dec. 2001	464	440	266	705	1	—		52	—		—		15.2	11.1	1.7
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	651	1,223	135	—		102	27		—		15.9	11.9	2.0
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	232	183	499	353		6	37		402		17.4	11.2	1.6
Special Account D	Nov. 2009	Nov. 2012	256	262	107	119	250	166		—	11		211		16.8	15.0	1.4
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	167	23	1,427	1,251		—	32		1,379		15.2	9.5	1.2
Oaktree Real Estate Opportunities Fund VI, L.P. (8)	Aug. 2012	Aug. 2016	255	178	(2)	—	176	235		—	—		182		nm	nm	1.0
															15.4%	11.9%
Asia Real Estate
Oaktree Asia Special Situations Fund, L.P.	May 2008	Apr. 2009	$50	$19	$10	$—	$29	$—		$—	$1		$27		16.1%	8.4%	1.8x

PPIP
Oaktree PPIP Fund, L.P. (9)	Dec. 2009	Dec. 2012	$2,322	$1,113	$412	$672	$852	$565	(10)	$—	$48	(11)	$229	(11)	30.2%	N/A	1.4x

Mezzanine Finance
OCM Mezzanine Fund, L.P. (12)	Oct. 2001	Oct. 2006	$808	$773	$280	$1,038	$15	$—		$32	$3		$—		14.3%	10.7% /10.1%	1.4x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	411	1,125	393	541		—	—		444		10.5	7.3	1.5
Oaktree Mezzanine Fund III, L.P. (13)	Dec. 2009	Dec. 2014	1,592	1,097	46	234	910	1,552		—	—		982		10.2	9.4 / (12.7)	1.1
															11.8%	7.9%
U.S. Senior Loans
Oaktree Loan Fund, L.P.	Sep. 2007	Sep. 2012	$2,193	$2,193	$95	$2,288	$—	$—		N/A	N/A		N/A		2.5%	1.9%	1.1x
Oaktree Loan Fund, 2x, L.P.	Sep. 2007	Sep. 2015	1,722	1,722	98	1,653	167	165		N/A	N/A		N/A		2.7	1.9	1.1
Oaktree Enhanced Income Fund, L.P. (8)	Sep. 2012	Aug. 2015	362	205	6	—	211	549	(14)	N/A	N/A		N/A		nm	nm	1.0
								35,428	(15)		2,126	(15)
						Other (16)		322			1
				Total closed-end funds				$35,750			$2,127

(1)	Reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Excludes Oaktree segment incentive income recognized since inception.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 8, 2013

Oaktree Capital Group, LLC
By:	/s/ David M. Kirchheimer
Name:	David M. Kirchheimer

Title:	Principal, Chief Financial Officer and Chief Administrative Officer and Authorized Signatory

4