Form 10-Q
period 2013-03-31
Oaktree Capital Group, LLC
filed 2013-05-10
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 7, 2013, there were 30,189,441 Class A units and 120,813,876 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; the timing and receipt of and impact of taxes on carried interest; distributions from and liquidation of our existing funds; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013 (“annual report”), which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
Forward-looking statements speak only as of the date of this quarterly report. Except as required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this quarterly report, unless the context otherwise requires:
“Oaktree,” “OCG,” “we,” “us,” “our” or “our company” refers to Oaktree Capital Group, LLC and, where applicable, its subsidiaries and affiliates.
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
“2007 Private Offering” refers to the sale completed on May 25, 2007 of 23,000,000 of our Class A units to Goldman, Sachs & Co., as initial purchaser, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—The May 2007 Restructuring and The 2007 Private Offering—The 2007 Private Offering” in our annual report.
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

•
“management fee-generating assets under management,” or “management fee-generating AUM,” reflects the AUM on which we will earn management fees in the following quarter, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment and Operating Metrics—Assets Under Management—Management Fee-generating Assets Under Management.”

•
“incentive-creating assets under management,” or “incentive-creating AUM,” refers to the AUM that may eventually produce incentive income, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment and Operating Metrics—Assets Under Management—Incentive-creating Assets Under Management.”

“consolidated funds” refers to those funds that Oaktree consolidates through a majority voting interest or otherwise, including those funds in which Oaktree as the general partner is presumed to have control.
“funds” refers to investment funds and, where applicable, separate accounts that are managed by us or our subsidiaries.
“initial public offering” refers to the listing of our Class A units on the New York Stock Exchange whereby Oaktree sold 7,888,864 Class A units and selling unitholders sold 954,159 Class A units, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Initial Public Offering” in our annual report.
“Intermediate Holding Companies” collectively refers to the subsidiaries wholly owned by us.
“May 2007 Restructuring” refers to the series of transactions that occurred immediately prior to the 2007 Private Offering whereby OCGH contributed our business to the Oaktree Operating Group in exchange for limited partnership interests in each Oaktree Operating Group entity, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—The May 2007 Restructuring and The 2007 Private Offering—The May 2007 Restructuring” in our annual report.
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
This quarterly report and its contents do not constitute and should not be construed as an offer of securities of any Oaktree funds.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	March 31, 2013	December 31, 2012
Assets
Cash and cash-equivalents	$687,412	$458,191
U.S. Treasury and government agency securities	350,760	370,614
Corporate investments, at equity	95,652	98,950
Due from affiliates	52,172	44,589
Deferred tax assets	159,171	159,171
Other assets	125,440	127,244
Assets of consolidated funds:
Cash and cash-equivalents	3,012,499	2,470,335
Investments, at fair value	37,792,913	38,372,626
Dividends and interest receivable	201,523	177,746
Due from brokers	376,975	405,143
Receivable for securities sold	1,237,088	501,199
Derivative assets, at fair value	138,706	107,560
Other assets	686,767	576,630
Total assets	$44,917,078	$43,869,998
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$139,117	$118,921
Accounts payable, other accrued expenses and other liabilities	84,001	95,390
Due to affiliates	136,454	136,165
Debt obligations	608,929	615,179
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	85,835	104,744
Payables for securities purchased	1,023,876	629,627
Securities sold short, at fair value	122,865	126,530
Derivative liabilities, at fair value	24,068	156,647
Distributions payable	225,357	330,446
Borrowings under credit facilities	834,565	491,625
Total liabilities	3,285,067	2,805,274
Commitments and contingencies (Note 12)
Non-controlling redeemable interests in consolidated funds	40,100,145	39,670,831
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 30,189,441 and 30,180,933 units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Class B units, no par value, unlimited units authorized, 120,763,876 and 120,267,503 units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Paid-in capital	613,768	645,053
Accumulated deficit	(279,337)	(336,903)
Accumulated other comprehensive loss	(2,310)	(1,748)
Class A unitholders’ capital	332,121	306,402
OCGH non-controlling interest in consolidated subsidiaries	1,199,745	1,087,491
Total unitholders’ capital	1,531,866	1,393,893
Total liabilities and unitholders’ capital	$44,917,078	$43,869,998

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Management fees	$42,539	$32,020
Incentive income	—	5,048
Total revenues	42,539	37,068
Expenses:
Compensation and benefits	(93,715)	(84,464)
Equity-based compensation	(6,452)	(12,189)
Incentive income compensation	(130,271)	(27,757)
Total compensation and benefits expense	(230,438)	(124,410)
General and administrative	(21,484)	(25,935)
Consolidated fund expenses	(23,583)	(17,222)
Total expenses	(275,505)	(167,567)
Other income (loss):
Interest expense	(11,581)	(10,990)
Interest and dividend income	406,252	539,618
Net realized gain on consolidated funds’ investments	1,198,260	1,074,138
Net change in unrealized appreciation on consolidated funds’ investments	1,021,517	805,823
Investment income	12,243	5,680
Other income (expense), net	(20)	2,267
Total other income	2,626,671	2,416,536
Income before income taxes	2,393,705	2,286,037
Income taxes	(10,157)	(7,767)
Net income	2,383,548	2,278,270
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(2,063,965)	(2,124,772)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(262,017)	(134,890)
Net income attributable to Oaktree Capital Group, LLC	$57,566	$18,608
Distributions declared per Class A unit (1)	$1.05	$0.42
Net income per unit (basic and diluted):
Net income per Class A unit	$1.91	$0.82
Weighted average number of Class A units outstanding	30,186	22,688

(1)	All references to Class A units in these financial statements give effect to the conversion of previously outstanding 13 Class C units into Class A units on a one-for-one basis in April 2012.

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended March 31, 2013	Oaktree Capital Group, LLC	OCGH Non-controlling Interest in Consolidated Subsidiaries	Non-controlling Redeemable Interests in Consolidated Funds	Total
Net income	$57,566	$262,017	$2,063,965	$2,383,548
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(670)	(2,669)	—	(3,339)
Unrealized gain on interest-rate swap designated as cash-flow hedge	108	432	—	540
Other comprehensive loss, net of tax	(562)	(2,237)	—	(2,799)
Total comprehensive income	57,004	259,780	2,063,965	2,380,749
Less: Comprehensive income attributable to non-controlling interests	—	(259,780)	(2,063,965)	(2,323,745)
Comprehensive income attributable to Oaktree Capital Group, LLC	$57,004	$—	$—	$57,004
Three Months Ended March 31, 2012
Net income	$18,608	$134,890	$2,124,772	$2,278,270
Other comprehensive income, net of tax:
Foreign currency translation adjustments	131	718	—	849
Unrealized gain on interest-rate swap designated as cash-flow hedge	22	123	—	145
Other comprehensive income, net of tax	153	841	—	994
Total comprehensive income	18,761	135,731	2,124,772	2,279,264
Less: Comprehensive income attributable to non-controlling interests	—	(135,731)	(2,124,772)	(2,260,503)
Comprehensive income attributable to Oaktree Capital Group, LLC	$18,761	$—	$—	$18,761

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,383,548	$2,278,270
Adjustments to reconcile net income to net cash provided by operating activities:
Investment income	(12,243)	(5,680)
Depreciation and amortization	1,743	1,787
Equity-based compensation	6,452	12,189
Net realized and unrealized gains from consolidated funds' investments	(2,219,777)	(1,879,961)
Amortization of original issue and market discount of consolidated funds' investments	(31,089)	(27,948)
Income distributions from corporate investments in companies	17,490	—
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(104,354)	(1,254)
Decrease in net due to affiliates	(7,294)	(6,360)
Decrease in accounts payable, other accrued expenses and other liabilities	(9,023)	(78,528)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(23,777)	20,081
Decrease in due from brokers	28,168	81,469
Increase in receivables for securities sold	(735,889)	(182,465)
Increase in payables for securities purchased	394,163	394,837
Purchases of securities	(3,569,137)	(3,327,170)
Proceeds from maturities and sales of securities	6,138,129	4,749,841
Net cash provided by operating activities	2,257,110	2,029,108
Cash flows from investing activities:
Purchases of U.S. Treasury and government agency securities	(70,146)	(69,855)
Proceeds from maturities and sales of U.S. Treasury and government agency securities	90,000	80,000
Corporate investments in funds and companies	(1,957)	(2,100)
Distributions from corporate investments in funds and companies	8	3,891
Purchases of fixed assets	(126)	(2,872)
Net cash provided by investing activities	17,779	9,064

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Repayments of debt obligations	$(6,250)	$(7,500)
Purchase of Oaktree Operating Group units	(833)	(675)
Distributions to Class A unitholders	(31,690)	(9,528)
Distributions to OCGH unitholders	(152,740)	(78,239)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	1,614,894	1,257,508
Distributions to non-controlling interests	(3,256,759)	(2,968,352)
Borrowings on credit facilities	857,259	250,948
Repayments on credit facilities	(518,887)	(53,381)
Net cash used in financing activities	(1,495,006)	(1,609,219)
Effect of exchange rate changes on cash	(8,498)	2,163
Net increase in cash and cash-equivalents	771,385	431,116
Cash and cash-equivalents, beginning balance	2,928,526	3,505,659
Cash and cash-equivalents, ending balance	$3,699,911	$3,936,775

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC						OCGH Non-controlling Interest in Consolidated Subsidiaries	Total Unitholders' Capital
	Class A Units	Class B Units	Class C Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2012	30,181	120,268	—	$645,053	$(336,903)	$(1,748)	$1,087,491	$1,393,893
Activity for the three months ended March 31, 2013:
Issuance of Class A units	8	—	—	—	—	—	—	—
Issuance of Class B units	—	522	—	—	—	—	—	—
Cancellation of Class B units	—	(26)	—	—	—	—	—	—
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(833)	(833)
Equity reallocation between controlling and non-controlling interests	—	—	—	(887)	—	—	887	—
Capital increase related to equity-based compensation	—	—	—	1,292	—	—	5,160	6,452
Distributions declared	—	—	—	(31,690)	—	—	(152,740)	(184,430)
Net income	—	—	—	—	57,566	—	262,017	319,583
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(670)	(2,669)	(3,339)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	108	432	540
Unitholders' capital as of March 31, 2013	30,189	120,764	—	$613,768	$(279,337)	$(2,310)	$1,199,745	$1,531,866

Unitholders' capital as of December 31, 2011	22,664	125,847	13	$634,739	$(444,713)	$(1,884)	$935,858	$1,124,000
Activity for the three months ended March 31, 2012:
Issuance of Class A units	14	—	—	—	—	—	—	—
Issuance of Class B units	—	2,313	—	—	—	—	—	—
Forfeitures of Class B units	—	(5)	—	—	—	—	—	—
Cancellation of Class B units	—	(15)	—	—	—	—	—	—
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(675)	(675)
Equity reallocation between controlling and non-controlling interests	—	—	—	(2,472)	—	—	2,472	—
Capital increase related to equity-based compensation	—	—	—	1,839	—	—	10,350	12,189
Distributions declared	—	—	—	(9,528)	—	—	(78,239)	(87,767)
Net income	—	—	—	—	18,608	—	134,890	153,498
Foreign currency translation adjustment, net of tax	—	—	—	—	—	131	718	849
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	22	123	145
Unitholders' capital as of March 31, 2012	22,678	128,140	13	$624,578	$(426,105)	$(1,731)	$1,005,497	$1,202,239

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree manages funds (the “Oaktree funds”) that emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Funds managed by Oaktree include both separate accounts and commingled funds. The commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner or, in certain limited cases, co-general partner.
Oaktree Capital Group, LLC was formed on April 13, 2007. Oaktree Capital Group Holdings GP, LLC acts as the Company's manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company's outstanding Class B units. OCGH is owned by the Company's principals, current and former employees and certain other investors (the “OCGH unitholders”). The Company's operations are conducted through a group of operating entities collectively referred to as the Oaktree Operating Group. OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. An Oaktree Operating Group unit is not a legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. The Class B units are entitled to ten votes per unit and have no economic interest in the Company, whereas the Class A units are only entitled to one vote per unit. Consequently, the OCGH unitholders' economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries in the accompanying condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities that are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities that are not considered variable interest entities but in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated through consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

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

In some instances, an instrument may fall into multiple levels of the fair-value hierarchy. In such instances, the instrument's level within the fair-value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair-value measurement. The Company's assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair-value hierarchy level as of the beginning of the reporting period.
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
Investments, at Fair Value
The consolidated funds are primarily investment companies that reflect their investments, including majority-owned and controlled investments (the “portfolio companies”), at fair value. The Company has retained the specialized investment company accounting guidance under GAAP for the consolidated funds with respect to consolidated investments. Thus, the consolidated investments are reflected on the condensed consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds' investments in the condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
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
Exchange-traded Investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

security for the specified period and would vary depending on the nature and duration of the restriction and the risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where the Company has applied discounts to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the Company's condensed consolidated statements of financial condition and results of operations for all periods presented.
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
Reclassifications
Certain amounts reported in the prior period have been reclassified to conform to the current period presentation.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

Recent Accounting Developments
In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance requiring enhanced disclosures that will enable users to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued additional guidance to clarify that ordinary receivables and receivables are not in the scope of the amended guidance. The amendments were effective for the Company beginning January 1, 2013. The Company adopted this guidance in the first quarter of 2013 and determined that the adoption did not have a material impact on its condensed consolidated financial statements. Please see note 5 for required disclosures.
In February 2013, the FASB issued guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”), which requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI. The guidance was effective for the Company beginning January 1, 2013 and applied prospectively. The Company adopted this guidance in the first quarter of 2013 and determined that the adoption did not have a material impact on its condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short in the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
United States:
Fixed income securities:
Consumer discretionary	$4,558,574	$5,072,283	12.1%	13.2%
Consumer staples	705,214	697,300	1.9	1.8
Energy	619,857	565,151	1.6	1.5
Financials	1,065,663	1,013,230	2.8	2.6
Health care	769,322	658,932	2.0	1.7
Industrials	1,928,011	1,957,259	5.1	5.1
Information technology	1,060,867	908,662	2.8	2.4
Materials	983,266	826,008	2.6	2.2
Telecommunication services	348,055	282,101	0.9	0.7
Utilities	1,760,442	1,717,978	4.7	4.5
Total fixed income securities (cost: $13,224,025 and $13,320,475 as of March 31, 2013 and December 31, 2012, respectively)	13,799,271	13,698,904	36.5	35.7
Equity securities:
Consumer discretionary	2,865,073	3,289,347	7.6	8.6
Consumer staples	461,876	444,735	1.2	1.2
Energy	494,730	448,412	1.3	1.2
Financials	5,274,052	6,001,493	14.0	15.6
Health care	153,835	134,239	0.4	0.3
Industrials	1,354,035	1,201,156	3.6	3.1
Information technology	230,370	199,003	0.6	0.5
Materials	1,535,207	1,407,850	4.1	3.7
Telecommunication services	20,290	15,022	0.0	0.0
Utilities	173,493	140,037	0.5	0.4
Total equity securities (cost: $10,515,616 and $11,637,988 as of March 31, 2013 and December 31, 2012, respectively)	12,562,961	13,281,294	33.3	34.6

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Europe:
Fixed income securities:
Consumer discretionary	$1,552,799	$1,607,822	4.1%	4.2%
Consumer staples	412,196	486,037	1.1	1.3
Energy	268,174	272,079	0.7	0.7
Financials	665,995	627,161	1.8	1.6
Health care	16,878	19,585	0.0	0.0
Industrials	579,332	531,770	1.5	1.4
Information technology	5,216	5,397	0.0	0.0
Materials	704,453	717,294	1.9	1.9
Telecommunication services	198,473	190,369	0.5	0.5
Utilities	20,097	28,561	0.1	0.1
Total fixed income securities (cost: $4,274,165 and $4,383,068 as of March 31, 2013 and December 31, 2012, respectively)	4,423,613	4,486,075	11.7	11.7
Equity securities:
Consumer discretionary	148,105	117,485	0.4	0.3
Consumer staples	1,193,343	1,336,420	3.2	3.5
Energy	84,776	91,724	0.2	0.2
Financials	1,603,677	1,553,598	4.2	4.1
Industrials	142,833	1,388	0.4	0.0
Information technology	580	335	0.0	0.0
Materials	336,214	374,169	0.9	1.0
Total equity securities (cost: $2,953,128 and $2,960,210 as of March 31, 2013 and December 31, 2012, respectively)	3,509,528	3,475,119	9.3	9.1
Asia and other:
Fixed income securities:
Consumer discretionary	106,229	680,273	0.3	1.8
Consumer staples	4,243	3,615	0.0	0.0
Energy	62,597	47,776	0.2	0.1
Financials	21,892	22,186	0.1	0.1
Health care	1,806	1,622	0.0	0.0
Industrials	384,437	290,639	1.0	0.8
Information technology	32,983	33,260	0.1	0.1
Materials	62,344	92,974	0.2	0.2
Telecommunication services	2,034	1,939	0.0	0.0
Utilities	134,524	129,474	0.3	0.3
Total fixed income securities (cost: $835,378 and $1,298,868 as of March 31, 2013 and December 31, 2012, respectively)	813,089	1,303,758	2.2	3.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Asia and other:
Equity securities:
Consumer discretionary	$550,766	$99,527	1.5%	0.3%
Consumer staples	46,687	42,688	0.1	0.1
Energy	206,864	213,490	0.5	0.6
Financials	1,056,497	973,745	2.8	2.5
Health care	75	71	0.0	0.0
Industrials	610,115	613,020	1.6	1.6
Information technology	64,202	75,583	0.2	0.2
Materials	53,116	51,296	0.1	0.1
Telecommunication services	7,612	6,044	0.0	0.0
Utilities	88,517	52,012	0.2	0.1
Total equity securities (cost: $2,133,062 and $1,726,145 as of March 31, 2013 and December 31, 2012, respectively)	2,684,451	2,127,476	7.0	5.5
Total fixed income securities	19,035,973	19,488,737	50.4	50.8
Total equity securities	18,756,940	18,883,889	49.6	49.2
Total investments, at fair value	$37,792,913	$38,372,626	100.0%	100.0%
Securities Sold Short:
Securities sold short – equities	$(122,865)	$(126,530)
As of March 31, 2013 and December 31, 2012, no single issuer or investment had a fair value which exceeded 5% of Oaktree's total consolidated net assets.
Net Gains From Investment Activities of Consolidated Funds
Net gains from investment activities in the condensed consolidated statements of operations consist primarily of the realized and unrealized gains and losses on the consolidated funds' investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments during a period. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Three Months Ended March 31,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$1,237,119	$855,550	$1,000,658	$889,721
Total-return, credit-default and interest-rate swaps (1)	2,327	12,992	10,926	17,184
Foreign currency forward contracts (1)	(35,989)	147,889	64,817	(100,818)
Options and futures (1)	(5,197)	5,086	(2,263)	(264)
Total	$1,198,260	$1,021,517	$1,074,138	$805,823

(1)	Please see note 5 for additional information.

4. FAIR VALUE
Fair Value of Financial Assets and Liabilities
Carrying value approximates fair value for cash and cash-equivalents, U.S. Treasury and government agency securities, receivables and accounts payable, due to the short-term nature of these items. The fair value of the Company's debt obligations, which is carried at amortized cost, is a Level III valuation that is estimated based on the current rates offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $651.1 million and $652.9 million as of March 31, 2013 and December 31, 2012, respectively, utilizing average borrowing rates of 3.1% and 3.1%, respectively. A 10% increase in the average borrowing rate assumption would lower the estimated fair value as of March 31, 2013 to $644.3 million, while a 10% decrease would increase the estimated fair value to $659.7 million. The fair value of the Company's interest-rate swaps, a Level II valuation, is included in accounts payable, other accrued expenses and other liabilities, and was $7.4 million and $7.9 million as of March 31, 2013 and December 31, 2012, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair-value hierarchy levels:

As of March 31, 2013:	Level I	Level II	Level III	Total
Corporate debt – bank debt	$—	$7,398,616	$2,067,438	$9,466,054
Corporate debt – all other	—	6,657,081	2,912,838	9,569,919
Equities – common stock	4,101,845	330,561	7,247,846	11,680,252
Equities – preferred stock	3,459	2,793	647,832	654,084
Real estate	174,434	—	4,498,926	4,673,360
Real estate loan portfolio	—	—	1,730,384	1,730,384
Other	1,852	1,518	15,490	18,860
Total investments	$4,281,590	$14,390,569	$19,120,754	$37,792,913
Securities sold short – equities	$(122,865)	$—	$—	$(122,865)
Options written (net)	$—	$3,161	$—	$3,161
Swaps (net)	—	(4,465)	54,674	50,209
Forward contracts (net)	—	62,007	—	62,007
Futures (net)	(739)	—	—	(739)

As of December 31, 2012:	Level I	Level II	Level III	Total
Corporate debt – bank debt	$—	$7,412,691	$2,253,476	$9,666,167
Corporate debt – all other	—	6,663,519	3,159,051	9,822,570
Equities – common stock	3,362,742	1,055,465	8,101,051	12,519,258
Equities – preferred stock	2,520	2,133	650,096	654,749
Real estate	—	—	3,946,142	3,946,142
Real estate loan portfolio	—	—	1,737,822	1,737,822
Other	1,933	8,438	15,547	25,918
Total investments	$3,367,195	$15,142,246	$19,863,185	$38,372,626
Securities sold short – equities	$(126,530)	$—	$—	$(126,530)
Options written (net)	$—	$5,520	$—	$5,520
Swaps (net)	—	(5,539)	44,705	39,166
Forward contracts (net)	—	(93,863)	—	(93,863)
Futures (net)	90	—	—	90

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Other	Total
Three Months Ended March 31, 2013:
Beginning balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Transfers into Level III	49,731	6,131	528,314	125,470	—	—	—	—	709,646
Transfers out of Level III	(193,810)	(97,875)	(398,778)	—	—	—	—	—	(690,463)
Purchases	134,839	33,584	51,039	29,300	307,269	224,425	—	—	780,456
Sales	(183,236)	(198,596)	(1,127,763)	(178,320)	(26,834)	(283,182)	—	—	(1,997,931)
Realized gains (losses), net	(17,014)	23,255	426,537	29,034	(9,325)	7,074	—	—	459,561
Unrealized appreciation (depreciation), net	23,452	(12,712)	(332,554)	(7,748)	281,674	44,245	9,969	(57)	6,269
Ending balance	$2,067,438	$2,912,838	$7,247,846	$647,832	$4,498,926	$1,730,384	$54,674	$15,490	$19,175,428
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$33,359	$27,735	$145,621	$32,491	$279,223	$44,245	$9,970	$(58)	$572,586
Three Months Ended March 31, 2012:
Beginning balance	$1,978,637	$3,155,241	$6,164,025	$1,090,107	$2,786,862	$479,690	$—	$18,824	$15,673,386
Transfers into Level III	307,574	327,640	178,104	5,226	—	—	—	—	818,544
Transfers out of Level III	(33,231)	(119,410)	(351,594)	(88,191)	(5,353)	—	—	—	(597,779)
Purchases	514,000	118,573	183,328	11,452	133,889	158,274	—	—	1,119,516
Sales	(30,389)	(10,829)	(56,634)	(446)	(8,655)	(24,964)	—	—	(131,917)
Realized gains (losses), net	383	5,223	(28,326)	(4,188)	(136)	5,455	—	—	(21,589)
Unrealized appreciation (depreciation), net	(16,617)	94,531	270,427	42,810	149,347	—	—	15	540,513
Ending balance	$2,720,357	$3,570,969	$6,359,330	$1,056,770	$3,055,954	$618,455	$—	$18,839	$17,400,674
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(125,075)	$111,646	$111,589	$38,935	$144,330	$—	$—	$15	$281,440
Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds' investments or net change in unrealized appreciation on consolidated funds' investments in the condensed consolidated statements of operations.
Transfers between Level I and Level II positions for the three months ended March 31, 2013 included $1,066.8 million from Level II to Level I, as an investment in common equity began trading on an exchange. There were no transfers between Level I and Level II for the three months ended March 31, 2012.
Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs. Transfers into Level III were typically due to certain investments that experienced a less significant level of market activity during

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

the period or portfolio companies that undertook restructurings or bankruptcy proceedings and thus were valued in the absence of observable inputs.
The following table sets forth a summary of valuation techniques and quantitative information utilized in determining the fair value of the Company's Level III investments as of March 31, 2013:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (10)(11)(12)
Credit-oriented investments:
	$1,222,858	Discounted cash flow (1)	Discount rate (range: 7% - 16%)
	1,182,300	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 4x - 12x)
	201,469	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 0.9x - 1.1x)
	1,465,340	Recent transaction price (5)	Not applicable
	962,983	Recent market information (6)	Broker quotations
Equity investments:
	5,974,128	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 3x - 13x)
	384,353	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 1x - 1.2x)
	974,537	Recent transaction price (5)	Not applicable
	562,660	Recent market information (6)	Broker quotations
Real estate-oriented investments:
	1,497,390	Discounted cash flow (1)(7)	Discount rate (range: 8% - 40%)
Terminal capitalization rate (range: 6% - 11%)
Direct capitalization rate (range: 7% - 8%)
Net operating income growth rate (range: 3% - 34%)
Absorption rate (range: 13% - 33%)
	947,724	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 6x - 14x)
	946,529	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 1.7x - 1.8x)
	662,009	Recent transaction price (5)	Not applicable
	289,187	Sales approach (8)	Market transactions
	156,087	Recent market information (6)	Broker quotations
Real estate loan portfolios:
	699,061	Recent transaction price (5)	Not applicable
	640,897	Discounted cash flow (1)	Discount rate (range: 13% - 20%)
	390,426	Recent market information / sales approach (9)	Broker quotations / market transactions
Other	15,490
Total Level III investments	$19,175,428

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

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

(9)
Certain real estate loan portfolios are valued utilizing a combination of recent market information for similar loan pools as well as an evaluation of the underlying collateral, which is typically performed using a sales approach. In evaluating the loan pools as a whole, inputs can include recent market transactions and/or broker quotations involving similar loan pools. In evaluating the value of the underlying collateral, the sales approach uses prices and other relevant information generated by market transactions involving comparable assets. The significant unobservable inputs used in the sales approach generally include adjustments to transactions involving comparable properties, adjustments to external or internal appraised values and the Company's assumptions regarding market trends or other relevant factors.

(10)
The significant unobservable input used in the fair-value measurement of performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer is the discount rate. A significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair-value measurement.

(11)
The significant unobservable input used in the market approach for the fair-value measurement of distressed credit-oriented investments, credit-oriented investments in which the consolidated funds have a controlling interest in the underlying issuer, equity investments and certain real estate-oriented investments is a multiple of earnings or a multiple of underlying assets. A significant increase (decrease) in these multiples would result in a significantly higher (lower) fair-value measurement.

(12)
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

The use of unobservable inputs, including assessing the accuracy of source data, and the results of pricing models require a significant degree of judgment. The Company assesses the accuracy and reliability of the sources it uses to obtain unobservable inputs. These sources may include third-party vendors that the Company believes are reliable and commonly utilized by other market place participants. In addition to the unobservable inputs described above, other factors, as described in note 2, have a significant impact on investment valuations.
In the three months ended March 31, 2013 and 2012, there were no changes in techniques utilized to value Level III investments.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

5. HEDGES AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business. The Company addresses these risks as part of its overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. From time to time, the Company may enter into (a) currency option and forward contracts to reduce earnings and cash flow volatility associated with changes in foreign exchange rates or (b) interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable rate borrowings. As a result of the use of derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company enters into contracts with certain major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
In January 2013, the Company entered into an interest-rate swap with a notional value of $175.0 million, of which $168.8 million was designated to hedge a portion of the interest-rate risk associated with its variable-rate borrowings. In conjunction with the Company’s existing interest-rate swap, this effectively fixed the annual interest rate at a blended rate of 2.60% on the bulk of the first four years of the Company's term loan facility (please see note 6), based on the Company’s current credit ratings.
As of March 31, 2013, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $401.3 million. As of December 31, 2012, the Company had one interest-rate swap designated as a cash-flow hedge with a notional value of $240.0 million. These hedges continued to be effective as of March 31, 2013.
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
The Company's freestanding derivatives consisted of the following net forward currency sell contracts:

As of March 31, 2013:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 4/5/13-1/31/14	96,400	$113,754	$113,647	$107
Japanese Yen, expiring 5/31/13-1/31/14	2,745,100	31,647	29,202	2,445
Total		$145,401	$142,849	$2,552
As of December 31, 2012:
Euro, expiring 1/7/13-10/31/13	93,500	$104,155	$105,997	$(1,842)
Japanese Yen, expiring 2/28/13-5/31/13	1,330,000	16,418	15,379	1,039
Total		$120,573	$121,376	$(803)
The impact of freestanding derivative instruments (including both realized and unrealized gains and losses) on the condensed consolidated statement of operations was as follows:

	For the Three Months Ended March 31,
Foreign Currency Forward Contracts:	2013	2012
General and administrative expenses (1)	$4,359	$764

(1)
To the extent that the Company's freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

As of March 31, 2013 and December 31, 2012, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
Derivatives Held By Consolidated Funds
Certain consolidated funds utilize derivative instruments in ongoing investment operations. These derivatives primarily consist of foreign currency forward contracts utilized to manage currency risks, options and futures used to hedge exposure for specific securities, and total-return swaps and credit-default swaps utilized mainly to obtain exposure to leveraged loans or to participate in foreign markets not readily accessible to the consolidated funds. None of the derivative instruments is accounted for as a hedging instrument utilizing hedge accounting.
The impact of derivative instruments held by the consolidated funds on the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Total-return, credit-default and interest-rate swaps	$2,327	$12,992	$10,926	$17,184
Foreign currency forward contracts	(35,989)	147,889	64,817	(100,818)
Options and futures	(5,197)	5,086	(2,263)	(264)
Total	$(38,859)	$165,967	$73,480	$(83,898)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The Company has derivative instruments subject to enforceable master netting arrangements with certain counterparties which allow for the derivative instruments to be offset in the condensed consolidated statements of financial condition. However, the Company generally presents derivative instruments on a gross basis in its condensed consolidated statements of financial condition. The table below sets forth the rights of setoff and related arrangements associated with the Company's derivative instruments, which are primarily held by the consolidated funds, as of March 31, 2013 and December 31, 2012:

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2013				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$5,148	$1,821	$3,327	$1,528	$—	$1,799
Derivative assets of consolidated funds:
Foreign currency forward contracts	74,034	—	74,034	11,099	—	62,935
Total-return, credit-default and interest-rate swaps	58,922	—	58,922	419	—	58,503
Options and futures	5,750	—	5,750	—	—	5,750
Subtotal	138,706	—	138,706	11,518	—	127,188
Total	$143,854	$1,821	$142,033	$13,046	$—	$128,987

Derivative Liabilities:
Foreign currency forward contracts	$(2,596)	$(1,821)	$(775)	$(775)	$—	$—
Interest-rate swaps	(7,400)	—	(7,400)	(753)	—	(6,647)
Subtotal	(9,996)	(1,821)	(8,175)	(1,528)	—	(6,647)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(12,027)	—	(12,027)	(11,099)	—	(928)
Total-return, credit-default and interest-rate swaps	(8,713)	—	(8,713)	(419)	(1,419)	(6,875)
Options and futures	(3,328)	—	(3,328)	—	(373)	(2,955)
Subtotal	(24,068)	—	(24,068)	(11,518)	(1,792)	(10,758)
Total	$(34,064)	$(1,821)	$(32,243)	$(13,046)	$(1,792)	$(17,405)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2012				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$1,558	$1,558	$—	$(549)	$—	$549
Derivative assets of consolidated funds:
Foreign currency forward contracts	52,663	—	52,663	34,139	—	18,524
Total-return, credit-default and interest-rate swaps	48,727	—	48,727	312	340	48,075
Options and futures	6,170	—	6,170	—	—	6,170
Subtotal	107,560	—	107,560	34,451	340	72,769
Total	$109,118	$1,558	$107,560	$33,902	$340	$73,318

Derivative Liabilities:
Foreign currency forward contracts	$(2,361)	$(1,558)	$(803)	$654	$—	$(1,457)
Interest-rate swaps	(7,900)	—	(7,900)	(105)	—	(7,795)
Subtotal	(10,261)	(1,558)	(8,703)	549	—	(9,252)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(146,526)	—	(146,526)	(34,139)	(632)	(111,755)
Total-return, credit-default and interest-rate swaps	(9,561)	—	(9,561)	(312)	(1,828)	(7,421)
Options and futures	(560)	—	(560)	—	(47)	(513)
Subtotal	(156,647)	—	(156,647)	(34,451)	(2,507)	(119,689)
Total	$(166,908)	$(1,558)	$(165,350)	$(33,902)	$(2,507)	$(128,941)
6. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company had the following debt obligations as of March 31, 2013 and December 31, 2012:

	As of
	March 31, 2013	December 31, 2012
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$21,429	$21,429
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in December 2012, payable 2.5% per quarter through September 2017, final $125,000 payment on December 21, 2017	237,500	243,750
Total remaining principal	$608,929	$615,179

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

Future principal payments of debt obligations as of March 31, 2013 were as follows:

Remainder of 2013	$29,465
2014	35,714
2015	25,000
2016	125,000
2017	143,750
Thereafter	250,000
Total	$608,929
The Company was in compliance with all financial covenants associated with its senior notes and credit facility as of March 31, 2013 and December 31, 2012.
In December 2012, the Company's subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement (the “Credit Facility”) with a bank syndicate for senior unsecured credit facilities, consisting of a $250.0 million fully-funded term loan (the “Term Loan”) and a $500.0 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the previous credit facility and the Term Loan replaced the prior amortizing term loan, which had a principal balance of $247.5 million. The Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250.0 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the Term Loan's annual interest rate is fixed at 2.60%, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of March 31, 2013, the Company was able to draw the full amount available under the Revolver without violating any financial covenants.
Credit Facilities of the Consolidated Funds
Certain of the consolidated funds maintain revolving credit facilities to fund investments between capital drawdowns. These facilities generally: (a) are collateralized by the unfunded capital commitments of the consolidated funds' limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. The obligations of the consolidated funds are nonrecourse to the Company. For all periods presented, carrying value approximates fair value of the credit facilities due to their short-term nature or their recent issuance date. As of and for the three months ended March 31, 2013, the consolidated funds were in compliance with all covenants.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The consolidated funds had the following revolving bank credit facilities and term loans outstanding:

Credit agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	March 31, 2013	December 31, 2012
Credit facility (3)(4)	$—	$63,000	$750,000	1.25%	8/28/2015	N/A	N/A
Senior variable rate notes (4)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (4)	498,611	—	$500,000	1.20%	4/20/2023	N/A	N/A
Multi-currency term loan (5)	14,689	49,158	$275,000	3.00%	12/23/2013	N/A	N/A
Revolving credit facility	—	38,000	$150,000	1.75%	12/15/2013	0.35%	N/A
Revolving credit facility	—	8,625	$125,000	1.75%	5/20/2014	0.35%	N/A
Revolving credit facility (6)	—	19,400	$55,000	2.00%	9/15/2013	0.35%	2.00%
Revolving credit facility	—	—	$40,000	1.50%	12/11/2013	0.30%	1.50%
Euro-denominated revolving credit facility	21,765	63,942	€100,000	1.75%	12/17/2015	0.30%	2.00%
Revolving credit facility	—	—	$10,000	2.25%	9/1/2013	0.38%	N/A
Revolving credit facility	50,000	—	$250,000	1.65%	3/22/2015	0.25%	N/A
	$834,565	$491,625

(1)	The facilities bear interest, at the borrower's option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of March 31, 2013 and December 31, 2012, outstanding standby letters of credit totaled $77,002 and $76,975, respectively.

(3)	Libor margin equals 1.25% through August 28, 2013 and 2.50% thereafter.

(4)	The credit facility is collateralized by the portfolio investments and cash and cash-equivalents of the fund.

(5)
A four-year $275,000 aggregate principal amount term loan that consists of (a) a U.S. dollar-denominated loan in an aggregate principal amount of $221,451, (b) a euro-denominated loan in an aggregate principal amount of €26,492 and (c) an Australian dollar-denominated loan in an aggregate principal amount of A$17,660. The loan is guaranteed by the fund and, with certain limited exceptions, all of the subsidiaries of the fund, and is collateralized by both the unfunded capital commitments of the partners and, with certain exceptions, the portfolio investments of the fund and its subsidiaries. In connection with the term loan, $4,125 was paid to the administrative agent as a structuring fee and is being amortized over the 4-year life of the loan.

(6)	Effective November 29, 2012 through March 29, 2013, the credit facility was temporarily increased from $55,000 to $80,000.
7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$39,670,831	$41,048,607
Contributions	1,614,894	1,257,508
Distributions	(3,256,759)	(2,968,352)
Net income	2,063,965	2,124,772
Change in distributions payable	105,089	181,706
Change in deferred contributions	—	41,000
Foreign currency translation and other	(97,875)	75,923
Ending balance	$40,100,145	$41,761,164

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

8. UNITHOLDERS’ CAPITAL
The OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. As of March 31, 2013 and December 31, 2012, respectively, OCGH units represented 120,763,876 of the total 150,953,317 Oaktree Operating Group units and 120,267,503 units of the total 150,448,436 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,499,667 and $1,360,331 as of March 31, 2013 and December 31, 2012, respectively, the OCGH non-controlling interest was $1,199,745 and $1,087,491.
The net income attributable to OCGH non-controlling interest in consolidated subsidiaries is determined at the Oaktree Operating Group level, based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders.

The following table sets forth a summary of the net income attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Three Months Ended March 31,
	2013	2012
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	120,628	127,753
Class A unitholders	30,186	22,688
Total weighted average units outstanding	150,814	150,441
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$262,017	$134,890
Net income attributable to Class A unitholders	65,569	23,955
Oaktree Operating Group net income	$327,586	$158,845
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$65,569	$23,955
Non-Operating Group expenses	(210)	(178)
Income tax expense of Intermediate Holding Companies	(7,793)	(5,169)
Net income attributable to Oaktree Capital Group, LLC	$57,566	$18,608

Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group on the Company’s capital:

	Three Months Ended March 31,
	2013	2012
Net income attributable to Oaktree Capital Group, LLC	$57,566	$18,608
Equity reallocation between controlling and non-controlling interests	(887)	(2,472)
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interest	$56,679	$16,136

Please see notes 9 and 10 for additional information regarding transactions that impacted unitholders' capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

9. EARNINGS PER UNIT
The computations of net income per Class A unit are set forth below:

	Three Months Ended March 31,
	2013	2012
Weighted average units outstanding:	(in thousands, except per unit amounts)
Class A units outstanding	30,186	22,688
OCGH units exchangeable into Class A units (1)	—	—
Total weighted average units outstanding	30,186	22,688
Net income per Class A unit:
Net income	$57,566	$18,608
Weighted average units outstanding	30,186	22,688
Basic and diluted net income per Class A unit	$1.91	$0.82

(1)
Vested OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of March 31, 2013, there were 120,763,876 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 120,763,876 additional Class A units through March 1, 2023 if all such units were exchanged. For all periods presented, OCGH units have been excluded from the calculation of diluted earnings per unit given that the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interests in the Oaktree Operating Group and may have an anti-dilutive effect on earnings per unit to the extent that additional expenses, particularly tax-related expenses, are incurred by the Company as a result of the exchange.

10. EQUITY-BASED COMPENSATION
The Company granted 522,000 restricted OCGH units to certain of its employees and 8,508 Class A units to certain of its directors in the first quarter of 2013, subject to equal annual vesting over periods of five or ten years. For purposes of recognizing compensation expense, an additional 50,000 restricted OCGH units issued in the second quarter of 2013 were reflected in the first quarter of 2013. The grant date fair value of all OCGH units awarded in 2013 was determined by applying a 30% discount to the Class A unit trading price on the New York Stock Exchange and assumes a forfeiture rate of up to 1.5% annually, based on expected employee turnover.
As of March 31, 2013, the Company expected to recognize compensation expense on its unvested equity-based awards of $114.3 million over a weighted average recognition period of 5.5 years.
A summary of the status of the Company’s unvested equity-based awards as of March 31, 2013 and a summary of changes for the three months then ended are presented below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	11,669	$41.91	4,902,348	$28.17
Granted	8,508	47.83	572,000	32.91
Vested	(2,784)	39.85	(1,050,369)	23.77
Exchanged	—	—	—	—
Forfeited	—	—	—	—
Balance, March 31, 2013	17,393	$45.13	4,423,979	$29.83

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

As of March 31, 2013, unvested units were expected to vest as follows:

	Number of Units	Weighted Average Remaining Service Term (Years)
Class A units	17,393	4.2
OCGH units	4,423,979	5.5
11. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group's unitholders. The Company's effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income taxes and the three other subsidiaries that are not; consequently, the effective income tax rate is subject to significant variation from period to period.
Tax Receivable Agreement
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2013.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or otherwise determinable. As of March 31, 2013 and December 31, 2012, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,270,314 and $2,137,798, respectively, for which related direct incentive income compensation expense was estimated to be $923,296 and $855,604, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

Commitments to Funds
As of March 31, 2013 and December 31, 2012, the Company, generally in the capacity as general partner, had undrawn capital commitments of $254,388 and $265,401, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of March 31, 2013 and December 31, 2012, the consolidated funds had aggregate potential credit and investment commitments of $936,169 and $912,001, respectively. These commitments will be funded by the funds’ aggregate cash balance, asset sales proceeds or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. On December 20, 2012, certain consolidated funds (“Funds”) entered into a £200 million revolving credit facility (the “RCF”) pursuant to which certain portfolio companies of the Funds (“the borrowers”) will be able to draw under the RCF during a three-year period. The RCF has an annual commitment fee on unused commitments of 1.0% and bears interest at an annual rate equal to Libor or Euribor, as applicable, plus 2.0%. The Funds guarantee the payment and other obligations of the borrowers under the RCF. The amounts borrowed, accrued interest and other costs of the RCF will be paid by the portfolio companies. As of March 31, 2013 and December 31, 2012, there were $27.3 million and zero borrowings outstanding, respectively. The Funds, as guarantors, must maintain compliance with certain financial covenants at all times. As of and for the three months ended March 31, 2013, the Funds were in compliance with these financial covenants.
The aggregate amounts guaranteed in addition to those described for the RCF were not material to the condensed consolidated financial statements as of March 31, 2013 and December 31, 2012.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

13. RELATED PARTY TRANSACTIONS
The Company considers its principals, employees and non-consolidated Oaktree funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of
	March 31, 2013	December 31, 2012
Due from affiliates:
Loans	$45,607	$38,091
Amounts due from non-consolidated funds	718	661
Payments made on behalf of non-consolidated entities	3,549	3,444
Non-interest bearing advances made to certain non-controlling interest holders and employees	2,298	2,393
Total due from affiliates	$52,172	$44,589
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 11)	$134,953	$134,953
Amounts due to principals, certain non-controlling interest holders and employees	1,501	1,212
Total due to affiliates	$136,454	$136,165
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $413 and $288 for the three months ended March 31, 2013 and 2012, respectively.
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
Other Investment Transactions
The Company’s principals, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. The Company waives any right to incentive income that would ordinarily be earned on such investments but assesses the normal management fee. To facilitate the funding of capital calls by funds in which certain employees are invested, the Company advances on a short-term basis the capital calls on their behalves. These advances are generally reimbursed toward the end of the calendar quarter in which the capital calls occurred. Amounts temporarily advanced by the Company are included in non-interest bearing advances made to certain non-controlling interest holders and employees.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. In addition, ANI excludes the effect of: (a) non-cash equity-based compensation charges related to unit grants made before the Company’s initial public offering, (b) income taxes, (c) expenses that Oaktree Capital Group, LLC or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Oaktree Operating Group level.
ANI was as follows:

	Three Months Ended March 31,
	2013	2012
Revenues:
Management fees	$184,214	$191,262
Incentive income	327,184	62,669
Investment income	82,050	64,340
Total revenues	593,448	318,271
Expenses:
Compensation and benefits	(93,617)	(84,404)
Equity-based compensation	(652)	—
Incentive income compensation	(130,271)	(27,757)
General and administrative	(23,988)	(24,794)
Depreciation and amortization	(1,743)	(1,787)
Total expenses	(250,271)	(138,742)
Adjusted net income before interest and other income (expense)	343,177	179,529
Interest expense, net of interest income (1)	(7,407)	(8,164)
Other income (expense), net	(20)	2,267
Adjusted net income	$335,750	$173,632

(1)	Interest income was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended March 31,
	2013	2012
Net income attributable to Oaktree Capital Group, LLC	$57,566	$18,608
Equity-based compensation (1)	5,800	12,189
Income taxes (2)	10,157	7,767
Non-Operating Group expenses (3)	210	178
OCGH non-controlling interest (3)	262,017	134,890
Adjusted net income	$335,750	$173,632

(1)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before the Company’s initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect the Company's financial position.

(2)	Because adjusted net income is a pre-tax measure, this adjustment eliminates the effect of income tax expense.

(3)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended March 31, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$184,214	$(141,675)	$42,539
Incentive income (1)	327,184	(327,184)	—
Investment income (1)	82,050	(69,807)	12,243
Total expenses (2)	(250,271)	(25,234)	(275,505)
Interest expense, net (3)	(7,407)	(4,174)	(11,581)
Other expense, net	(20)	—	(20)
Other income of consolidated funds (4)	—	2,626,029	2,626,029
Income taxes	—	(10,157)	(10,157)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,063,965)	(2,063,965)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(262,017)	(262,017)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$335,750	$(278,184)	$57,566
Corporate investments, at equity (5)	$1,117,848	$(1,022,196)	$95,652
Total assets(6)	$2,500,367	$42,416,711	$44,917,078

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of: (a) equity-based compensation charges of $5,800 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $19,224 and (c) expenses incurred by the Intermediate Holding Companies of $210.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	As of or for the Three Months Ended March 31, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$191,262	$(159,242)	$32,020
Incentive income (1)	62,669	(57,621)	5,048
Investment income (1)	64,340	(58,660)	5,680
Total expenses (2)	(138,742)	(28,825)	(167,567)
Interest expense, net (3)	(8,164)	(2,826)	(10,990)
Other income, net	2,267	—	2,267
Other income of consolidated funds (4)	—	2,419,579	2,419,579
Income taxes	—	(7,767)	(7,767)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,124,772)	(2,124,772)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(134,890)	(134,890)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$173,632	$(155,024)	$18,608
Corporate investments, at equity (5)	$1,178,784	$(1,053,070)	$125,714
Total assets (6)	$2,072,424	$43,425,604	$45,498,028

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of: (a) equity-based compensation charges of $12,189 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $16,458 and (c) expenses incurred by the Intermediate Holding Companies of $178.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

15. SUBSEQUENT EVENTS
On May 7, 2013, the Company declared a distribution of $1.41 per Class A unit. This distribution, which is related to the first quarter of 2013, will be paid on May 21, 2013 to Class A unitholders of record as of the close of business on May 17, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Oaktree Capital Group, LLC and the related notes included within this quarterly report. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this quarterly report and under “Risk Factors” in our annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $78.8 billion in AUM as of March 31, 2013. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than a quarter-century we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets. Our investment approach, based on the primacy of risk control, and the strong risk-adjusted performance record it has produced appeal to the many investors who seek attractive returns with less-than-commensurate risk. Oaktree's growth and success are byproducts of our proven investment approach and our policy of putting clients' interests first.
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
Business Environment and Developments
As a global investment manager, we are affected by myriad factors, including the condition of the economy and financial markets, the relative attractiveness of our investment strategies and investors' demand for them, and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and our revenue mix historically has allowed us to benefit from both strong and weak environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially distressed debt. Additionally, during weak financial markets there often is expanded availability of bargain investments for purchase, and our risk-controlled investment approach generally excels on a relative basis. Conversely, the strong phase of the economic cycle generally increases the value of our investments and therefore the fees from strategies that are based on asset value, and creates favorable exit opportunities (and often incentive income), while motivating us to be more restrained in sizing funds in distress-oriented strategies.
The recovery from the global financial crisis in the U.S. financial markets and economy that generally characterized the period from mid-2009 through 2012 continued into the first quarter of 2013, aided by ongoing accommodative monetary policy. Equity markets were particularly strong, with the S&P 500 Index gaining 10.6% to exceed its pre-crisis record level. Among credit markets, high yield bonds performed relatively well, gaining roughly 2.8% (as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index), as they benefited from a historically low corporate default rate and investors' hunger for yield. The leveraged loan market did nearly as well, as those instruments' floating interest rates attracted investors leery of the prospect of higher interest rates. European economies continued to struggle amid the region's sovereign-debt weakness. Emerging market equities generally underperformed relative to developed markets as a result of renewed concern over their slowing growth.
We capitalized on the quarter's rising prices and strengthening capital markets to continue the profitable harvesting of investments, leading to $3.2 billion of distributions in the quarter by our distressed debt and other closed-end funds. These same rising market prices kept the supply of attractive new investments generally low, though exceptions existed in sectors still denied ready access to mainstream capital markets, such as middle-market companies in Europe, commercial shipping, and sectors of the U.S. and European commercial real estate markets, which today are the main focus of our control investing and real estate funds. Investment opportunities also exist in markets targeted by our new or expanding investment strategies in Strategic Credit, senior loans, real estate debt, emerging markets opportunities and emerging markets long-only equities. The relative scarcity of distressed debt caused us to maintain a slow pace of capital deployment in that area.
Understanding Our Results – Consolidation of Oaktree Funds
GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests. Consolidated funds consist of those funds in which we hold a general partner interest that gives us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separately managed accounts, represented 32.6% of our AUM as of March 31, 2013, and 23.1% and 7.1% of our segment management fees and segment revenues, respectively, for the three months ended March 31, 2013.
When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the fund on a gross basis, subject to eliminations in consolidation. Those eliminations have the effect of reclassifying from consolidated revenues to consolidated non-controlling interests the management fees and other revenues that we earn from consolidated funds, because interests in the consolidated funds held by third-party investors are treated as non-controlling interests. Conversely, the presentation of incentive income compensation expense and other expenses associated with generating such reclassified revenue is not affected by the consolidation process. The assets, liabilities, revenues and expenses attributable to non-controlling interests are presented as non-controlling redeemable interests in consolidated entities in the condensed consolidated statements of financial condition and as net income attributable to non-controlling redeemable interests in consolidated entities in the condensed consolidated statements of operations.
The elimination of consolidated funds from our consolidated revenues means that going forward consolidated revenues are expected to be significantly impacted by fund flows and fluctuations in the market-value of our separately managed accounts, as well as the revenues earned from one of our power opportunities funds which we do not consolidate. The “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates. While we typically earn management fees for each of the funds that we manage, the contractual terms of those management fees vary by fund structure. We also have the opportunity to earn incentive income from most of our closed-end funds and evergreen funds. Our closed-end funds generally provide that our incentive allocation is equal to 20% of our investors’ profits, after the investors (including us, as general partner) receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we receive 80% of all distributions otherwise attributable to our investors and the investors receive the remaining 20% until we have received, in the aggregate, 20% of all such distributions in excess of contributed capital from the inception of the fund. Thereafter, all such future distributions are distributed 80% to the investors and 20% to us. Our third segment revenue source, investment income, represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds and businesses. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our condensed consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of our funds.
Expenses
Compensation and Benefits
Compensation and benefits reflects all compensation-related items not directly related to incentive income or the vesting of OCGH and Class A units, including salaries, bonuses, compensation based on management fees or a definition of profits and employee benefits.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with both the OCGH units held by our principals and employees at the time of the 2007 Private Offering and subsequent grants of Class A and OCGH units. Starting with the year ended December 31, 2007, the non-cash compensation expense for units held at the time of the 2007 Private Offering was charged equally over the five-year vesting period that ended January 2, 2012, based on the units’ value as of the 2007 Private Offering. The remaining $5.1 million of unrecognized compensation expense relating to the 2007 Private Offering as of December 31, 2011 was recognized in the first quarter of 2012. As of March 31, 2013, we had $114.3 million of unrecognized compensation expense relating to unit grants subsequent to the 2007 Private Offering that we expect to recognize in our condensed consolidated financial statements over their weighted average remaining vesting period of 5.5 years.
Incentive Income Compensation
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
General and Administrative
General and administrative expenses include costs related to occupancy, accountants, tax professionals, legal advisors, consultants, travel, communications and information services, foreign exchange activity, depreciation and amortization and other general operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling redeemable interests in consolidated funds. In addition, until April 2012 we operated as a private company. As we have incurred additional expenses associated with being a public company, general and administrative expenses have increased as compared with periods before we became a public company. Examples of such expenses include insurance for our directors and officers and costs to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Act and the Sarbanes-Oxley Act. We anticipate that these insurance and compliance costs will substantially increase certain of our general and administrative expenses as compared with periods prior to our becoming a public company, although the overall percentage of revenues represented by this expense category will depend upon a variety of factors, including those described above.
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
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
Net change in unrealized appreciation on consolidated funds’ investments reflects, for our consolidated funds, both unrealized gains and losses on investments and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments.
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
Income Taxes
Oaktree is a publicly traded partnership that meets the qualifying income exception, allowing it to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of our five Intermediate Holding Companies, which were established as our wholly owned subsidiaries, are subject to U.S. federal and state income taxes. The remainder of Oaktree’s income is generally not subject to corporate-level taxation.
Oaktree’s effective tax rate is directly impacted by the proportion of Oaktree’s income subject to tax compared to income not subject to tax. Oaktree’s non-U.S. income (loss) before taxes is generally not significant in relation to total pre-tax income (loss) and is generally more predictable because, unlike U.S. pre-tax income, it is not significantly impacted by unrealized gains or losses. Non-U.S. tax expense typically comprises a disproportionately large percentage of total income tax expense, because nearly all of our non-U.S. income or loss is subject to corporate-level income tax, whereas a substantial portion of our U.S. income or loss is not subject to corporate-level taxes. In addition, changes in the proportion of non-U.S. pre-tax income to total pre-tax income impact Oaktree’s effective tax rate to the extent non-U.S. rates differ from the combined U.S. federal and state tax rate.
Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests represents the ownership interests that third parties hold in entities that are consolidated in our financial statements. These interests fall into two categories:

•
Net Income Attributable to Non-controlling Redeemable Interests in Consolidated Funds. This represents the non-controlling interests that third-party investors hold in consolidated funds, which interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly and the impact of equity-based compensation expense; and

•	Net Income Attributable to OCGH Non-controlling Interest in Consolidated Subsidiaries. This represents the economic interest in the Oaktree Operating Group owned by OCGH, which interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH unitholders are driven by our additional grants of OCGH units and our issuance, if any, of additional Class A units, as well as repurchases of OCGH units and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.
Segment and Operating Metrics
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our condensed consolidated results of operations, please see “—Segment Analysis” below and the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG.
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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes, (c) expenses that OCG or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and inclusion of non-cash equity-based compensation charges related to unit grants made after our initial public offering will likely make our calculations of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures for other asset managers.
We calculate adjusted net income-OCG, or adjusted net income per Class A unit, a non-GAAP measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) expenses, such as income tax expense, that OCG or its Intermediate Holding Companies bear directly and (c) any Oaktree Operating Group income taxes attributable to OCG. Two of our Intermediate Holding Companies incur U.S. federal and state income taxes for their share of Operating Group income. Generally, those two corporate entities hold an interest in the Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings generally have been subject to corporate-level taxation, and most of our incentive income and investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings represented a larger proportion of our ANI. Myriad other factors affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.

Distributable Earnings
Distributable earnings is a non-GAAP performance measure derived from our segment results that we use to measure our earnings at the Oaktree Operating Group level without the effects of the consolidated funds for the purpose of, among other things, assisting in the determination of equity distributions from the Operating Group. However, the declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time.
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
Distributable earnings differs from ANI in that it excludes segment investment income (loss) and includes the receipt of investment income or loss from distributions by our investments in funds and companies. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and, beginning in 2013, excludes non-cash equity-based compensation charges related to unit grants made after our initial public offering. In contrast to the GAAP measure of net income or loss attributable to OCG, distributable earnings also excludes the effect of: (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes and expenses that OCG or its Intermediate Holding Companies bear directly and (c) the adjustment for the OCGH non-controlling interest.
Distributable earnings-OCG, or distributable earnings per Class A unit, is a non-GAAP measure calculated to provide Class A unitholders with a measure that shows the portion of distributable earnings attributable to their ownership. Distributable earnings-OCG represents distributable earnings including the effect of (a) OCGH non-controlling interest, (b) expenses, such as current income tax expense, that OCG or its Intermediate Holding Companies bear directly and (c) amounts payable under a tax receivable agreement. The income tax expense included in distributable earnings-OCG represents the implied current provision for income taxes calculated using an approach similar to that which is used in calculating the income tax provision for adjusted net income-OCG.
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
Fee-related earnings-OCG, or fee-related earnings per Class A unit, is a non-GAAP measure calculated to provide Class A unitholders with a measure that shows the portion of fee-related earnings attributable to their ownership. Fee-related earnings-OCG represents fee-related earnings including the effect of (a) the OCGH non-controlling interest, (b) expenses, such as income tax expense, that OCG or its Intermediate Holding Companies bear directly and (c) any Operating Group income taxes attributable to OCG. Fee-related earnings-OCG income taxes are calculated excluding any segment incentive income or investment income (loss).
Among other factors, the inclusion of non-cash equity-based compensation charges related to unit grants made after our initial public offering may make our calculations of fee-related earnings and fee-related earnings-OCG not directly comparable to similarly named measures for other asset managers.

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

•
Management Fee-generating Assets Under Management. Management fee-generating AUM reflects the AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital during the investment period, without regard to changes in NAV or the pace of capital drawdowns, and during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds pay management fees based on their NAV.

•
Incentive-creating Assets Under Management. Incentive-creating AUM refers to the AUM that may eventually produce incentive income. It represents the NAV of our funds for which we are entitled to receive an incentive allocation, excluding investments made by us and our employees and directors (which are not subject to an incentive allocation). All funds for which we are entitled to receive an incentive allocation are included in incentive-creating AUM, regardless of whether or not they are currently generating incentives. Incentive-creating AUM does not include undrawn capital commitments because they are not part of the NAV.

Accrued Incentives (Fund Level)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as segment incentive income. We recognize incentive income when it becomes fixed or determinable, all related contingencies have been removed and collection is reasonably assured. Amounts recognized by us as incentive income no longer are included in accrued incentives (fund level), the term we use for remaining fund-level accruals.
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
Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Condensed Consolidated Statements of Operations	2013	2012

	(in thousands)
Revenues:
Management fees	$42,539	$32,020
Incentive income	—	5,048
Total revenues	42,539	37,068
Expenses:
Compensation and benefits	(93,715)	(84,464)
Equity-based compensation	(6,452)	(12,189)
Incentive income compensation	(130,271)	(27,757)
Total compensation and benefits expense	(230,438)	(124,410)
General and administrative	(21,484)	(25,935)
Consolidated fund expenses	(23,583)	(17,222)
Total expenses	(275,505)	(167,567)
Other income (loss):
Interest expense	(11,581)	(10,990)
Interest and dividend income	406,252	539,618
Net realized gain on consolidated funds’ investments	1,198,260	1,074,138
Net change in unrealized appreciation on consolidated funds’ investments	1,021,517	805,823
Investment income	12,243	5,680
Other income (expense), net	(20)	2,267
Total other income	2,626,671	2,416,536
Income before income taxes	2,393,705	2,286,037
Income taxes	(10,157)	(7,767)
Net income	2,383,548	2,278,270
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(2,063,965)	(2,124,772)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(262,017)	(134,890)
Net income attributable to Oaktree Capital Group, LLC	$57,566	$18,608

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Revenues
Management Fees
Management fees increased $10.5 million, or 32.8%, to $42.5 million for the three months ended March 31, 2013, from $32.0 million for the three months ended March 31, 2012. The increase reflected $4.7 million in higher fees earned across our U.S. high yield bond, U.S. convertible securities and senior loan strategies, and $5.6 million in greater advisory, director and certain other transaction fees for the benefit of our consolidated funds. We reduce our management fees by the amount of such ancillary fees so that our funds' investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, they are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income decreased $5.0 million, to zero for the three months ended March 31, 2013, from $5.0 million for the three months ended March 31, 2012. The $5.0 million of incentive income in the prior-year period reflected realizations attributable to the unconsolidated OCM/GFI Power Opportunities Fund II, L.P.
Expenses
Compensation and Benefits
Compensation and benefits increased $9.2 million, or 10.9%, to $93.7 million for the three months ended March 31, 2013, from $84.5 million for the three months ended March 31, 2012, primarily reflecting growth in headcount of 10.1% between March 31, 2012 and March 31, 2013.
Equity-based Compensation
Equity-based compensation expense decreased $5.7 million, or 46.7%, to $6.5 million for the three months ended March 31, 2013, from $12.2 million for the three months ended March 31, 2012. The decline was primarily attributable to the final vesting of pre-2007 Private Offering units on January 2, 2012.
Incentive Income Compensation
Incentive income compensation expense increased $102.5 million, or 368.7%, to $130.3 million for the three months ended March 31, 2013, from $27.8 million for the three months ended March 31, 2012. The increase primarily resulted from the 421.9% increase in segment incentive income over the same period. The increase would have been $15.2 million greater had we not acquired and expensed in 2011 a small portion of certain investment professionals' carried interest in OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”).
General and Administrative
General and administrative expenses increased $4.4 million, or 17.0%, to $21.5 million for the three months ended March 31, 2013, from $25.9 million for the three months ended March 31, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in non-recurring costs associated with our initial public offering that were incurred in the prior-year period, general and administrative expenses increased $2.5 million, or 10.3%, to $26.7 million for the three months ended March 31, 2013 from $24.2 million in the three months ended March 31, 2012. The increase reflected costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Consolidated Fund Expenses
Consolidated fund expenses increased $6.4 million, or 37.2%, to $23.6 million for the three months ended March 31, 2013, from $17.2 million for the three months ended March 31, 2012. The increase reflected higher professional fees and administrative costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense increased $0.6 million, or 5.5%, to $11.6 million for the three months ended March 31, 2013, from $11.0 million for the three months ended March 31, 2012. The increase was primarily attributable to a $1.2 million increase in aggregate interest expense from our consolidated funds, partially offset by $0.6 million in lower interest expense related to Oaktree and its operating subsidiaries, reflecting scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both the Company's improved credit rating and refinancing of its credit facility in the fourth quarter of 2012.
Interest and Dividend Income
Interest and dividend income decreased $133.3 million, or 24.7%, to $406.3 million for the three months ended March 31, 2013, from $539.6 million for the three months ended March 31, 2012. The decrease reflected a $133.4 million decline in interest and dividend income related to the consolidated funds, partially offset by a $0.1 million increase in interest income for Oaktree and its operating subsidiaries. The $133.4 million decline related to the consolidated funds was largely due to both lower interest and lower dividend income from distressed debt funds, reflecting a cyclical shift across the consolidated funds from distressed debt to equity and real estate-oriented investments, and lower overall yields.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $124.2 million, or 11.6%, to $1,198.3 million for the three months ended March 31, 2013, from $1,074.1 million for the three months ended March 31, 2012. Of the $1,198.3 million net realized gain in the current-year period, $764.6 million was attributable to distressed debt funds, including $392.0 million from Opps VIIb, and $320.9 million arose from control investing funds. Of the $1,074.1 million net realized gain in the prior-year period, $770.9 million was attributable to Opps VIIb and $112.5 million was from control investing funds.
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
The net change in unrealized appreciation on consolidated funds’ investments improved by $215.7 million, to a gain of $1,021.5 million for the three months ended March 31, 2013, from $805.8 million for the three months ended March 31, 2012. Excluding the $124.2 million increase in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments increased $339.9 million, to $2,219.8 million for the three months ended March 31, 2013, from $1,879.9 million for the three months ended March 31, 2012. Of the $2,219.8 million net gain in the current-year period, $1,542.8 million was attributable to distressed debt funds, including $513.0 million from Opps VIIb. Of the remaining $677.0 million net gain, $395.6 million was attributable to control investing funds and $183.3 million was from real estate funds. Of the $1,879.9 million net gain in the prior-year period, $1,466.3 million was attributable to distressed debt funds, including $778.4 million from Opps VIIb. Of the remaining $413.6 million net gain, $123.8 million was attributable to the high yield bond strategy and $98.6 million arose from control investing funds.
Investment Income
Investment income increased $6.5 million, or 114.0%, to $12.2 million for the three months ended March 31, 2013, from $5.7 million for the three months ended March 31, 2012. The $12.2 million of income for the current-year period included $11.0 million of income from our investment in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), of which $2.0 million related to performance fees, and $1.1 million of income from our investment in the DoubleLine Opportunistic Income LP fund. The $5.7 million of income for the prior-year period included income of $4.1 million from our investment in DoubleLine, of which $1.6 million related to performance fees, and $2.2 million from our investment in the DoubleLine Opportunistic Income LP fund, partially offset by a $1.9 million loss resulting from our investment in a non-Oaktree fund.
Other Income (Expense), Net
Other income (expense), net decreased to an expense of $20,000 for the three months ended March 31, 2013, from income of $2.3 million for the three months ended March 31, 2012. The expense of $20,000 in the current-year period reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005. The income of $2.3 million in the prior-year period primarily reflected a gain on the sale of a real estate property received as part of the arbitration award.
Income Taxes
Income taxes increased $2.4 million, or 30.8%, to $10.2 million for the three months ended March 31, 2013, from $7.8 million for the three months ended March 31, 2012. The increase in taxes was primarily due to an increase in income attributable to Class A unitholders in the current-year period as compared to the prior-year period, partially offset by a lower effective tax rate in the current-year period. The effective tax rate applicable to

Class A unitholders was 12% for the current-year period, as compared with the effective income tax rate applicable to Class A unitholders of 22% for the prior-year period. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year's income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $39.0 million, or 209.7%, to $57.6 million for the three months ended March 31, 2013, from $18.6 million for the three months ended March 31, 2012. The increase resulted primarily from higher segment revenues, partially offset by higher segment expenses.
Net Income Attributable to Non-controlling Redeemable Interests in Consolidated Funds
Net income attributable to non-controlling redeemable interests in consolidated funds decreased $60.8 million, to $2,064.0 million for the three months ended March 31, 2013, from $2,124.8 million for the three months ended March 31, 2012, as a result of higher segment incentive income recognized by Oaktree in the current-year period and lower interest and dividend income, partially offset by higher net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above and “—Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis.”

Segment Financial Data
The following table presents segment financial data as of or for the three months ended March 31, 2013 and 2012:

	As of or for the Three Months Ended March 31,
Segment Statements of Operations Data: (1)	2013	2012
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$184,214	$191,262
Incentive income	327,184	62,669
Investment income	82,050	64,340
Total revenues	593,448	318,271
Expenses:
Compensation and benefits	(93,617)	(84,404)
Equity-based compensation	(652)	—
Incentive income compensation	(130,271)	(27,757)
General and administrative	(23,988)	(24,794)
Depreciation and amortization	(1,743)	(1,787)
Total expenses	(250,271)	(138,742)
Adjusted net income before interest and other income (expense)	343,177	179,529
Interest expense, net of interest income (2)	(7,407)	(8,164)
Other income (expense), net	(20)	2,267
Adjusted net income	$335,750	$173,632
Adjusted net income-OCG	$58,727	$20,447
Adjusted net income per Class A unit	1.95	0.90
Distributable earnings	295,027	137,329
Distributable earnings-OCG	54,076	15,227
Distributable earnings per Class A unit	1.79	0.67
Fee-related earnings	64,214	80,277
Fee-related earnings-OCG	10,407	9,268
Fee-related earnings per Class A unit	0.34	0.41
Weighted average number of Operating Group units outstanding	150,814	150,441
Weighted average number of Class A units outstanding	30,186	22,688
Operating Metrics:
Assets under management (in millions):
Assets under management	$78,801	$77,850
Management fee-generating assets under management	66,350	67,973
Incentive-creating assets under management	33,950	36,593
Uncalled capital commitments	11,198	12,141
Accrued incentives (fund level):
Incentives created (fund level)	459,700	265,162
Incentives created (fund level), net of associated incentive income compensation expense	262,758	159,435
Accrued incentives (fund level)	2,270,314	1,889,460
Accrued incentives (fund level), net of associated incentive income compensation expense	1,347,018	1,132,470

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. In addition, adjusted net income excludes the effect of: (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes, (c) expenses that OCG or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

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
Assets Under Management
AUM as of March 31, 2013, December 31, 2012 and March 31, 2012 are set forth below:

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
	(in millions)
Assets Under Management:
Closed-end funds	$46,381	$45,700	$48,578
Open-end funds	29,837	29,092	26,833
Evergreen funds	2,583	2,259	2,439
Total	$78,801	$77,051	$77,850
The change in AUM for the three months ended March 31, 2013 and 2012 is set forth below:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Change in Assets Under Management:
Beginning balance	$77,051	$74,857
Closed-end funds:
New capital commitments	1,215	1,734
Distributions for a realization event/other	(3,180)	(2,578)
Foreign currency translation	(133)	139
Change in market value (1)	2,235	1,894
Change in applicable leverage	544	(36)
Open-end funds:
Contributions	1,127	1,174
Redemptions	(1,229)	(886)
Foreign currency translation	(94)	76
Change in market value (1)	941	1,427
Evergreen funds:
Contributions	34	—
New capital commitments	203	—
Redemptions	(17)	(65)
Distributions from restructured funds	(15)	(34)
Foreign currency translation	(1)	1
Change in market value (1)	120	147
Ending balance	$78,801	$77,850

(1)	Change in market value represents the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses.
Management Fee-generating Assets Under Management
Management fee-generating AUM as of March 31, 2013, December 31, 2012 and March 31, 2012 are set forth below:

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
	(in millions)
Management Fee-generating Assets Under Management:
Closed-end funds	$34,412	$35,750	$39,019
Open-end funds	29,799	29,056	26,815
Evergreen funds	2,139	1,978	2,139
Total	$66,350	$66,784	$67,973
The change in management fee-generating AUM for the three months ended March 31, 2013 and 2012 is set forth below:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Change in Management Fee-generating Assets Under Management:
Beginning balance	$66,784	$66,964
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital	381	251
Capital drawn by funds that pay fees based on drawn capital or NAV	702	88
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (1)	(2,747)	(1,102)
Distributions by funds that pay fees based on NAV	(61)	(154)
Foreign currency translation	(145)	10
Change in market value (2)	(8)	94
Change in applicable leverage	540	(35)
Open-end funds:
Contributions	1,127	1,174
Redemptions	(1,229)	(886)
Foreign currency translation	(94)	76
Change in market value	939	1,426
Evergreen funds:
Contributions	34	—
Capital drawn by funds that pay fees based on drawn capital or NAV	37	—
Redemptions	(17)	(66)
Change in market value	107	133
Ending balance	$66,350	$67,973

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

(2)	The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable.
As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to funds for which management fees are based on NAV or drawn capital;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM as of March 31, 2013, December 31, 2012 and March 31, 2012 is set forth below:

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
	(in millions)
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:
Assets under management	$78,801	$77,051	$77,850
Difference between assets under management and committed capital or cost basis for closed-end funds (1)	(5,160)	(3,164)	(4,726)
Capital commitments to funds that have not yet begun to generate management fees	(4,994)	(5,016)	(1,306)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(846)	(584)	(2,145)
Oaktree’s general partner investments in management fee-generating funds	(1,003)	(1,041)	(1,032)
Closed-end funds that are no longer paying management fees	(218)	(231)	(418)
Funds for which management fees were permanently waived	(230)	(231)	(250)
Management fee-generating assets under management	$66,350	$66,784	$67,973

(1)	Not applicable to closed-end funds that pay management fees based on NAV or leverage, as applicable.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below:

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
Weighted Average Annual Management Fee Rates:
Closed-end funds	1.49%	1.51%	1.48%
Open-end funds	0.49	0.49	0.47
Evergreen funds	1.80	1.82	1.80
Overall	1.05	1.07	1.09

Incentive-creating Assets Under Management
Incentive-creating AUM as of March 31, 2013, December 31, 2012 and March 31, 2012 are set forth below:

	As of
	March 31, 2013	December 31, 2012	March 31, 2012
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$31,862	$32,058	$34,463
Evergreen funds	2,088	1,931	2,130
Total	$33,950	$33,989	$36,593
As of March 31, 2013, of the $34.0 billion in incentive-creating AUM, $25.1 billion, or 73.8%, was generating incentives at the fund level. Incentive-creating AUM does not include undrawn capital commitments because they are not part of the NAV.
Three Months Ended March 31, 2013
AUM increased $1.7 billion, or 2.2%, from $77.1 billion as of December 31, 2012, to $78.8 billion as of March 31, 2013. The increase was primarily attributable to $3.3 billion in aggregate market-value gains and $1.8 billion in new capital commitments and fee-generating leverage in our closed-end funds, partially offset by $3.2 billion in distributions by closed-end funds in liquidation. New capital commitments included $0.4 billion from Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”) and $0.9 billion from Oaktree Enhanced Income Fund, L.P. (“EIF”), including leverage. The $3.2 billion in aggregate distributions included $0.8 billion from Opps VIIb, $1.3 billion from other distressed debt funds and $0.8 billion from control investing funds. For open-end funds, $0.5 billion in net inflows to senior loan funds largely offset $0.6 billion in net outflows from high yield bonds.
Management fee-generating AUM decreased $0.4 billion, or 0.6%, from $66.8 billion as of December 31, 2012, to $66.4 billion as of March 31, 2013. The decrease reflected a $2.7 billion decline attributable to asset sales by closed-end funds in liquidation, largely offset by $1.0 billion in market-value gains in funds for which management fees are based on NAV and $1.3 billion of increases due to closings for ROF VI and drawdowns by EIF, including leverage. Opps VIIb accounted for $1.6 billion of the $2.7 billion decline from asset sales by closed-end funds in liquidation. As of March 31, 2013, Oaktree Opportunities Fund IX, L.P. (“Opps IX”) had made an initial 5% drawdown against its $5.0 billion of committed capital. The Company has not yet commenced Opps IX's investment period and, as a result, as of March 31, 2013 management fees were assessed only on its drawn capital, and management fee-generating AUM included only that portion of committed capital.
Incentive-creating AUM was $34.0 billion as of March 31, 2013, unchanged from December 31, 2012, because during the first quarter of 2013 $3.0 billion in distributions by closed-end funds were offset by $2.1 billion in market-value gains and $0.8 billion in drawn capital. Opps VIIb represented $0.7 billion of the quarter's $3.0 billion in distributions. Of the $34.0 billion in incentive-creating AUM as of March 31, 2013 and December 31, 2012, 73.8% and 75.3%, respectively, were in funds that were creating incentives at the fund level.
Three Months Ended March 31, 2012
AUM increased $3.0 billion, or 4.0%, from $74.9 billion as of December 31, 2011, to $77.9 billion as of March 31, 2012. The increase was primarily attributable to $3.5 billion in market-value gains across closed-end, open-end and evergreen funds and $1.7 billion in new capital commitments to closed-end funds. These increases were partially offset by $2.6 billion of distributions by closed-end funds in liquidation. New capital commitments included $1.2 billion to Opps IX. Of the $2.6 billion of distributions, Opps VIIb accounted for $1.7 billion. Net inflows across open-end funds contributed $0.3 billion to the overall increase, led by U.S. high yield bonds.
Management fee-generating AUM increased $1.0 billion, or 1.5%, from $67.0 billion as of December 31, 2011, to $68.0 billion as of March 31, 2012. The increase reflected $1.7 billion in market-value gains in funds for which management fees are based on NAV, $0.3 billion in new capital commitments to closed-end funds and $0.3 billion of net inflows across open-end funds. These increases were partially offset by $1.3 billion of declines attributable to asset sales by closed-end funds in liquidation, of which $0.7 billion was attributable to Opps VIIb.
Incentive-creating AUM increased $0.4 billion, or 1.1%, from $36.2 billion as of December 31, 2011, to $36.6 billion as of March 31, 2012. The increase was primarily attributable to closed-end funds, as $1.8 billion in market-

value gains and $0.9 billion in drawn capital outpaced $2.3 billion in distributions. Opps VIlb accounted for $1.6 billion of the $2.3 billion in distributions.
Accrued Incentives and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as of March 31, 2013 and 2012, as well as changes in accrued incentives (fund level) for the periods presented, are set forth below.

	As of or for the Three Months Ended March 31,
	2013	2012
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$2,137,798	$1,686,967
Incentives created (fund level):
Closed-end funds	439,586	254,194
Evergreen funds	20,114	10,968
Total incentives created (fund level)	459,700	265,162
Less: segment incentive income recognized by us	(327,184)	(62,669)
Ending balance	$2,270,314	$1,889,460
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,347,018	$1,132,470
Three Months Ended March 31, 2013
Incentives created (fund level) amounted to $459.7 million for the three months ended March 31, 2013, reflecting both the weighted-average gross return of 7.4% across our incentive-creating funds and the 73.8% share of our incentive-creating AUM that was creating incentives as of March 31, 2013. Of the $459.7 million of incentives created (fund level), $106.7 million was attributable to Opps VIIb and $283.5 million arose from other distressed debt funds.
Three Months Ended March 31, 2012
Incentives created (fund level) amounted to $265.2 million for the three months ended March 31, 2012, largely driven by price gains in the portfolio of Opps VIIb, which accounted for $167.6 million. The remaining $97.6 million arose from a number of distressed debt, global principal investing and real estate funds and special accounts.
Uncalled Capital Commitments
As of March 31, 2013 and December 31, 2012, uncalled capital commitments were $11.2 billion and $11.2 billion, respectively.

Segment Analysis
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our condensed consolidated results of operations, please see “—Distributable Earnings” and “—Fee-related Earnings” below and the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG.
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, for the three months ended March 31, 2013 and 2012 are set forth below:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per unit data)
Revenues:
Management fees	$184,214	$191,262
Incentive income	327,184	62,669
Investment income	82,050	64,340
Total revenues	593,448	318,271
Expenses:
Compensation and benefits	(93,617)	(84,404)
Equity-based compensation	(652)	—
Incentive income compensation	(130,271)	(27,757)
General and administrative	(23,988)	(24,794)
Depreciation and amortization	(1,743)	(1,787)
Total expenses	(250,271)	(138,742)
Adjusted net income before interest and other income (expense)	343,177	179,529
Interest expense, net of interest income (1)	(7,407)	(8,164)
Other income (expense), net	(20)	2,267
Adjusted net income	335,750	173,632
Adjusted net income attributable to OCGH non-controlling interest	(268,547)	(147,446)
Non-Operating Group expenses	(210)	(178)
Adjusted net income-OCG before income taxes	66,993	26,008
Income taxes-OCG	(8,266)	(5,561)
Adjusted net income-OCG	$58,727	$20,447
Adjusted net income per Class A unit	$1.95	$0.90
Weighted average number of Class A units outstanding	30,186	22,688

(1)	Interest income was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, for the three months ended March 31, 2013 and 2012 are set forth below:

	Three Months Ended March 31,
	2013	2012
Revenues:	(in thousands, except per unit data)
Management fees	$184,214	$191,262
Incentive income	327,184	62,669
Receipts of investment income from funds (1)	34,026	27,680
Receipts of investment income from DoubleLine and other companies	9,013	2,955
Total distributable earnings revenues	554,437	284,566
Expenses:
Compensation and benefits	(93,617)	(84,404)
Incentive income compensation	(130,271)	(27,757)
General and administrative	(23,988)	(24,794)
Depreciation and amortization	(1,743)	(1,787)
Total expenses	(249,619)	(138,742)
Other income (expense):
Interest expense, net of interest income (2)	(7,407)	(8,164)
Operating Group income taxes	(2,364)	(2,598)
Other income (expense), net	(20)	2,267
Distributable earnings	295,027	137,329
Distributable earnings attributable to OCGH non-controlling interest	(235,976)	(116,618)
Non-Operating Group expenses	(210)	(178)
Distributable earnings-OCG income taxes	(2,920)	(3,361)
Tax receivable agreement	(1,845)	(1,945)
Distributable earnings-OCG	$54,076	$15,227
Distributable earnings per Class A unit	$1.79	$0.67
Weighted average number of Class A units outstanding	30,186	22,688

(1)
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

(2)	Interest income was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.
For the three months ended March 31, 2013 and 2012, our net income attributable to Class A unitholders was $57.6 million and $18.6 million, respectively. Distributable earnings for the three months ended March 31, 2013 and 2012 were $295.0 million and $137.3 million, respectively. The portion of distributable earnings attributable to our Class A unitholders was $1.79 and $0.67 per Class A unit for the three months ended March 31, 2013 and 2012, respectively. Total distributions made during the three months ended March 31, 2013 and 2012 were $184.4 million and $87.8 million, respectively, of which distributions to our Class A unitholders were $31.7 million and $9.5 million, respectively, and distributions to our OCGH unitholders were $152.7 million and $78.2 million, respectively.
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Distributable earnings increased $157.7 million, or 114.9%, to $295.0 million for the three months ended March 31, 2013, from $137.3 million for the three months ended March 31, 2012. The increase reflected $162.0 million in higher net incentive income and $12.4 million in higher receipts of investment income, partially offset by a

$16.1 million decline in fee-related earnings. For the current-year period, receipts of investment income totaled $43.0 million, including $34.0 million from fund liquidations and $9.0 million from Oaktree’s one-fifth equity ownership in DoubleLine, of which the latter included $2.0 million attributable to performance fees. For the prior-year period, receipts of investment income totaled $30.6 million, including $27.7 million from fund liquidations and $3.0 million from Oaktree’s equity ownership in DoubleLine, of which the latter included $1.6 million attributable to performance fees.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Distributable earnings	$295,027	$137,329
Investment income (1)	82,050	64,340
Receipts of investment income from funds (2)	(34,026)	(27,680)
Receipts of investment income from DoubleLine and other companies	(9,013)	(2,955)
Equity-based compensation (3)	(652)	—
Operating Group income taxes	2,364	2,598
Adjusted net income	335,750	173,632
Equity-based compensation (4)	(5,800)	(12,189)
Income taxes (5)	(10,157)	(7,767)
Non-Operating Group expenses (6)	(210)	(178)
OCGH non-controlling interest (6)	(262,017)	(134,890)
Net income attributable to Oaktree Capital Group, LLC	$57,566	$18,608

(1)
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

(3)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made after our initial public offering, which is excluded from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

(4)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund operations or make equity distributions.

(5)	Because adjusted net income and distributable earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(6)
Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Distributable earnings-OCG (1)	$54,076	$15,227
Investment income attributable to OCG	16,424	9,703
Receipts of investment income from funds attributable to OCG	(6,810)	(4,174)
Receipts of investment income from DoubleLine and other companies attributable to OCG	(1,804)	(446)
Equity-based compensation attributable to OCG (2)	(131)	—
Distributable earnings-OCG income taxes	2,920	3,361
Tax receivable agreement	1,845	1,945
Income taxes of Intermediate Holding Companies	(7,793)	(5,169)
Adjusted net income-OCG (1)	58,727	20,447
Equity-based compensation attributable to OCG (3)	(1,161)	(1,839)
Net income attributable to Oaktree Capital Group, LLC	$57,566	$18,608

(1)
Distributable earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and distributable earnings attributable to Class A unitholders. These measures are net of income taxes and expenses that OCG or its Intermediate Holding Companies bear directly.

(2)
This adjustment adds back the effect of equity-based compensation charges attributable to OCG related to unit grants made after our initial public offering, which is excluded from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

(3)
This adjustment adds back the effect of equity-based compensation charges attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, for the three months ended March 31, 2013 and 2012 are set forth below:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$139,048	$151,548
Open-end funds	36,055	30,465
Evergreen funds	9,111	9,249
Total management fees	184,214	191,262
Expenses:
Compensation and benefits	(93,617)	(84,404)
Equity-based compensation	(652)	—
General and administrative	(23,988)	(24,794)
Depreciation and amortization	(1,743)	(1,787)
Total expenses	(120,000)	(110,985)
Fee-related earnings	64,214	80,277
Fee-related earnings attributable to OCGH non-controlling interest	(51,362)	(68,170)
Non-Operating Group expenses	(210)	(179)
Fee-related earnings-OCG before income taxes	12,642	11,928
Fee-related earnings-OCG income taxes	(2,235)	(2,660)
Fee-related earnings-OCG	$10,407	$9,268
Fee-related earnings per Class A unit	$0.34	$0.41
Weighted average number of Class A units outstanding	30,186	22,688

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fee-related earnings (1)	$64,214	$80,277
Incentive income	327,184	62,669
Incentive income compensation	(130,271)	(27,757)
Investment income	82,050	64,340
Interest expense, net of interest income (2)	(7,407)	(8,164)
Other income (expense), net	(20)	2,267
Adjusted net income	335,750	173,632
Equity-based compensation (3)	(5,800)	(12,189)
Income taxes (4)	(10,157)	(7,767)
Non-Operating Group expenses (5)	(210)	(178)
OCGH non-controlling interest (5)	(262,017)	(134,890)
Net income attributable to Oaktree Capital Group, LLC	$57,566	$18,608

(1)	Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense.

(2)	Interest income was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

(3)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position.

(4)	Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(5)
Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fee-related earnings-OCG (1)	$10,407	$9,268
Incentive income attributable to OCG	65,487	9,451
Incentive income compensation attributable to OCG	(26,074)	(4,186)
Investment income attributable to OCG	16,424	9,703
Interest expense, net of interest income attributable to OCG	(1,482)	(1,231)
Other income (expense) attributable to OCG	(4)	343
Non-fee-related earnings income taxes attributable to OCG (2)	(6,031)	(2,901)
Adjusted net income-OCG (1)	58,727	20,447
Equity-based compensation attributable to OCG (3)	(1,161)	(1,839)
Net income attributable to Oaktree Capital Group, LLC	$57,566	$18,608

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

(3)
This adjustment adds back the effect of equity-based compensation charges attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Segment Revenues
Management Fees
A summary of our management fees for the three months ended March 31, 2013 and 2012 is set forth below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Management Fees:
Closed-end funds	$139,048	$151,548
Open-end funds	36,055	30,465
Evergreen funds	9,111	9,249
Total	$184,214	$191,262

Management fees decreased $7.1 million, or 3.7%, to $184.2 million for the three months ended March 31, 2013, from $191.3 million for the three months ended March 31, 2012, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $12.5 million, or 8.3%, to $139.0 million for the three months ended March 31, 2013, from $151.5 million for the three months ended March 31, 2012. The decrease reflected a decline of $19.7 million attributable to closed-end funds in their liquidation periods, as well as the nonrecurring nature of $3.2 million in retroactive management fees earned in the prior-year period upon the final closing of Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”). Partially offsetting these decreases were increases of $4.0 million in management fees from new capital commitments to closed-end funds in their investment periods,

$1.9 million in fees from closed-end funds for which management fees are based on drawn capital or NAV and $4.5 million (to $6.4 million) in fees from Oaktree Mezzanine Fund III, L.P. (“Mezz III”). Of the $19.7 million decline in management fees arising from asset sales by funds in liquidation, Opps VIIb accounted for $10.0 million, declining from $29.3 million in the prior-year period, to $19.3 million in the current-year period. Funds contributing to the $4.0 million and $1.9 million increase in management fees were ROF VI and EIF, respectively, each of which commenced in the third quarter of 2012. The increase in fees from Mezz III resulted from the fact that two-thirds of its 1.50% annual management fee rate is contingent on the fund achieving certain cash flow levels.

•
Open-end funds.    Management fees attributable to open-end funds increased $5.6 million, or 18.4%, to $36.1 million for the three months ended March 31, 2013, from $30.5 million for the three months ended March 31, 2012. The increase reflected $5.6 million in higher management fees across the U.S. high yield bond, U.S. senior loan, and convertible securities strategies, as a result of market-value appreciation, net inflows and, in the case of convertible securities, higher performance-based fees. The period-end weighted average annual management fee rate for open-end funds increased to 0.49% as of March 31, 2013, from 0.47% as of March 31, 2012, primarily as a result of higher performance-based fees.

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $0.1 million, or 1.1%, to $9.1 million for the three months ended March 31, 2013, from $9.2 million for the three months ended March 31, 2012. The decrease reflected net outflows from Oaktree Emerging Markets Absolute Return Fund, L.P., largely offset by market-value appreciation in Oaktree Value Opportunities Fund, L.P.

Incentive Income
A summary of our incentive income for the three months ended March 31, 2013 and 2012 is set forth below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Incentive Income:
Closed-end funds	$325,491	$62,669
Evergreen funds	1,693	—
Total	$327,184	$62,669
Incentive income increased $264.5 million, or 421.9%, to $327.2 million for the three months ended March 31, 2013, from $62.7 million for the three months ended March 31, 2012. Opps VIIb accounted for $195.2 million of the $327.2 million, another $18.6 million arose from other funds making incentive distributions and the remaining $113.4 million was attributable to tax-related incentive distributions from certain closed-end funds for their 2012 taxable income. For the three months ended March 31, 2012, tax-related incentive distributions by closed-end funds accounted for $38.0 million of that quarter's $62.7 million in incentive income.

Investment Income
A summary of investment income for the three months ended March 31, 2013 and 2012 is set forth below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Income from investments in funds:
Oaktree funds:
Distressed debt	$41,362	$43,182
Control investing	9,856	4,685
Real estate	9,211	3,470
Corporate debt	3,772	2,873
Listed equities	5,224	4,286
Convertible securities	50	95
Non-Oaktree	2,076	1,225
Income from investments in companies:
DoubleLine and other	10,499	4,524
Total investment income	$82,050	$64,340
Investment income increased $17.8 million, or 27.7%, to $82.1 million for the three months ended March 31, 2013, from $64.3 million for the three months ended March 31, 2012, reflecting increases of $11.8 million and $6.0 million from Oaktree's investments in funds and companies, respectively. The higher income from fund investments reflected a blended average return of approximately 6.6% in the current-year period on an average invested balance that declined 5.0% from the prior-year period. The higher income from investments in companies stemmed from our one-fifth equity interest in DoubleLine, which generated investment income of $11.0 million and $4.1 million in the current-year and prior-year periods, respectively. Performance fees accounted for $2.0 million and $1.6 million of the current-year and prior-year amounts, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $9.2 million, or 10.9%, to $93.6 million for the three months ended March 31, 2013, from $84.4 million for the three months ended March 31, 2012, primarily reflecting growth in headcount of 10.1% between March 31, 2012 and March 31, 2013.
Equity-based Compensation
Equity-based compensation increased to $0.7 million for the three months ended March 31, 2013, from zero in the three months ended March 31, 2012, reflecting non-cash amortization expense upon vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense increased $102.5 million, or 368.7%, to $130.3 million for the three months ended March 31, 2013, from $27.8 million for the three months ended March 31, 2012. The increase primarily resulted from the 421.9% increase in incentive income over the same period. The increase would have been $15.2 million greater had we not acquired and expensed in 2011 a small portion of certain investment professionals' carried interest in Opps VIIb.
General and Administrative
General and administrative expenses decreased $0.8 million, or 3.2%, to $24.0 million for the three months ended March 31, 2013, from $24.8 million for the three months ended March 31, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in non-recurring costs associated with our initial public offering that were incurred in the prior-year period, general and administrative expenses increased $2.5 million, or 11.2%, to $24.8 million for the three months ended March 31, 2013 from $22.3 million in the three months ended March 31, 2012. The increase reflected costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.

Depreciation and Amortization
Depreciation and amortization expense was $1.7 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.
Interest Expense, Net
Interest expense, net, decreased $0.8 million, or 9.8%, to $7.4 million for the three months ended March 31, 2013, from $8.2 million for the three months ended March 31, 2012. The decline reflected scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both the Company's improved credit rating and refinancing of its credit facility in the fourth quarter of 2012.
Other Income (Expense), Net
Other income (expense), net decreased to an expense of $20,000 for the three months ended March 31, 2013, from income of $2.3 million for the three months ended March 31, 2012. The expense of $20,000 in the current-year period reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left us in 2005. The income of $2.3 million in the prior-year period primarily reflected a gain on the sale of a real estate property received as part of the arbitration award.
Adjusted Net Income
Adjusted net income increased $162.2 million, or 93.4%, to $335.8 million for the three months ended March 31, 2013, from $173.6 million for the three months ended March 31, 2012. The increase principally reflected higher net incentive income of $162.0 million and investment income of $17.8 million, partially offset by a $16.1 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes increased $2.7 million, or 48.2%, to $8.3 million for the three months ended March 31, 2013, from $5.6 million for the three months ended March 31, 2012. The increase in taxes was primarily due to an increase in adjusted net income-OCG before income taxes in the current-year period compared to the prior-year period, partially offset by a lower effective tax rate in the current-year period. The effective tax rate applied against adjusted net income-OCG before income taxes was 12% for the current-year period, as compared with the effective income tax rate of 21% for the prior-year period. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which factor can have a material impact on the particular year’s income tax expense.

Segment Statement of Financial Condition
The following table presents our segment statement of financial condition as of March 31, 2013 and December 31, 2012. Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our corporate investments in funds and companies. We believe that debt maturities should generally match the anticipated sources of repayments. Because the largest share of our corporate investments in funds has been in closed-end funds with 10- to 11-year terms, we have often issued debt with 10-year terms, as augmented by bank term loans with shorter multi-year terms to capitalize on historically low interest rates. Our segment’s receivables do not include accrued incentives (fund level), an off-balance sheet metric. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report.

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Assets:
Cash and cash-equivalents	$687,412	$458,191
U.S. Treasury and government agency securities	350,760	370,614
Management fees receivable	32,075	27,351
Incentive income receivable	7,564	82,182
Corporate investments, at equity	1,117,848	1,115,952
Deferred tax assets	159,171	159,171
Other assets	145,537	146,087
Total assets	$2,500,367	$2,359,548
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$223,118	$214,311
Due to affiliates	136,454	136,165
Debt obligations	608,929	615,179
Total liabilities	968,501	965,655
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,199,745	1,087,491
Unitholders’ capital attributable to Oaktree Capital Group, LLC	332,121	306,402
Total capital	1,531,866	1,393,893
Total liabilities and capital	$2,500,367	$2,359,548

Corporate Investments, at Equity
A summary of corporate investments, at equity as of March 31, 2013 and December 31, 2012 is set forth below:

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Investments in funds:
Oaktree funds:
Distressed debt	$468,308	$475,476
Control investing	256,034	264,186
Real estate	125,116	107,408
Corporate debt	106,255	115,250
Listed equities	81,393	69,222
Convertible securities	1,441	1,392
Non-Oaktree	56,237	53,591
Investments in companies:
DoubleLine and other	23,064	29,427
Total corporate investments, at equity	$1,117,848	$1,115,952
Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve: (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2013, we had a cash balance of $687.4 million, or $1.0 billion when including investments in U.S. Treasury and government agency securities, and $608.9 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of March 31, 2013. Oaktree’s investments in funds and companies had a carrying value of $1.1 billion as of March 31, 2013. While all of these investments in funds and companies follow the equity method of accounting, whereby original cost is adjusted for Oaktree’s share of income/loss and distributions, investments in funds reflect each fund’s holdings at fair value, whereas investments in DoubleLine and other companies are not adjusted to reflect the fair value of the underlying companies.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing and (c) distributions related to our corporate investments in funds and companies. As of March 31, 2013, corporate investments, at equity of $1.1 billion included unrealized investment income of $320.4 million. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, also is used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are discussed below.
Operating Activities
Net cash provided by operating activities was $2.3 billion and $2.0 billion for the three months ended March 31, 2013 and 2012, respectively. These amounts included (a) net proceeds from maturities and sales of investments of the consolidated funds of $2.6 billion and $1.4 billion for the three months ended March 31, 2013 and 2012, respectively; (b) net realized gains on investments of the consolidated funds of $1.2 billion and $1.1 billion for the three months ended March 31, 2013 and 2012, respectively; and (c) changes in unrealized gains on investments of the consolidated funds of $1.0 billion and $0.8 billion for the three months ended March 31, 2013 and 2012, respectively.
Investing Activities
Net cash provided by investing activities was $17.8 million and $9.1 million for the three months ended March 31, 2013 and 2012, respectively. Investing activities were primarily driven by net U.S. Treasury and other U.S. government agency investment activities and net corporate investments in non-consolidated funds and companies. Net proceeds from maturities and sales of U.S. Treasury and government agency securities were $19.9 million and $10.1 million for the three months ended March 31, 2013 and 2012, respectively. Corporate investments in funds and companies of $2.0 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively, consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Investments in funds	$52,238	$28,243
Investments in consolidated funds eliminated in consolidation	(50,909)	(26,763)
Investments in unconsolidated companies	628	620
Corporate investments in funds and companies	$1,957	$2,100

Distributions from corporate investments in funds and companies of $8,000 and $3.9 million for the three months ended March 31, 2013 and 2012, respectively, consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Distributions received from investments in funds	$115,530	$69,820
Distributions received from consolidated funds eliminated in consolidation	(115,522)	(69,815)
Distributions received from unconsolidated companies	—	3,886
Distributions from corporate investments in funds and companies	$8	$3,891

Purchases of fixed assets were $0.1 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively.
Financing Activities
Net cash used in financing activities was $1.5 billion and $1.6 billion for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, financing activities included (a) net distributions from consolidated funds to non-controlling interests of $1.6 billion and $1.7 billion, respectively; (b) net borrowings on revolving credit facilities of the consolidated funds of $338.4 million and $197.6 million, respectively; (c) distributions to unitholders of $184.4 million and $87.8 million, respectively; (d) repayment of debt obligations of $6.3 million and $7.5 million, respectively; and (e) purchases of Oaktree Operating Group units of $0.8 million and $0.7 million, respectively.
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
In December 2012, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement (the “Credit Facility”) with a bank syndicate for senior unsecured credit facilities, consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a 5-year term. The Credit Facility replaced the previous credit facility and the Term Loan replaced the prior amortizing term loan, which had a principal balance of $247.5 million. The Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the Term Loan’s annual interest rate is fixed at 2.60%, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of March 31, 2013, we were in compliance with each of these covenants and were able to draw the full amount available under the Revolver without violating any financial covenants.
In January 2011, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit facility with a bank syndicate, consisting of a $300 million fully-funded term loan and a $250 million three-year revolving credit facility. We were required to make quarterly principal payments of $7.5 million in respect of the term loan in March, June, September and December, with the final payment of $150 million, constituting the remainder of the term loan, due on January 7, 2016. This credit facility was terminated and replaced by the Credit Facility in December 2012, with proceeds from the Term Loan used to pay off the $247.5 million outstanding balance.
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
In addition to the 2019 Notes, as of March 31, 2013, we had three other series of senior notes outstanding, with an aggregate remaining principal balance of $121.4 million. These notes have aggregate principal repayments due of $10.7 million in June 2013 and June 2014, and $100 million in 2016. Note purchase agreements underlying these senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0; (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0; and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion ($15 billion under one agreement). As of March 31, 2013, we were in compliance with each of these covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of March 31, 2013, we were required to maintain approximately $12.5 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. These payments are expected to occur over the period ending in approximately 2029 with respect to the 2007 Private Offering and in 2034 with respect to the our initial public offering. No amounts were paid under the tax receivable agreement during the three months ended March 31, 2013.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2013:

	Last Nine Months of 2013	2014-2015	2016-2017	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$11,740	$26,819	$15,266	$11,824	$65,649
Debt obligations payable	29,465	60,714	268,750	250,000	608,929
Interest obligations on debt (2)	28,366	56,261	43,582	33,750	161,959
Tax receivable agreement	6,284	15,320	16,543	96,806	134,953
Commitments to Oaktree and third-party funds (3)	254,388	—	—	—	254,388
Sub-total	330,243	159,114	344,141	392,380	1,225,878
Consolidated funds:
Debt obligations payable	834,565	—	—	—	834,565
Interest obligations on debt	4,407	—	—	—	4,407
Commitments to fund investments (4)	936,169	—	—	—	936,169
Total	$2,105,384	$159,114	$344,141	$392,380	$3,001,019

(1)
We lease our office space under agreements that expire periodically through 2022. The table includes only guaranteed minimum lease payments for these leases and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in our condensed consolidated financial statements.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2013.
As of March 31, 2013, none of the incentive income we had recognized was subject to clawback by the funds.

General Partner and Other Capital Commitments
As of March 31, 2013, our capital commitments to our funds (as general partner) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of March 31, 2013
	(in millions)
Distressed Debt:
Oaktree Opportunities Fund VIIIb, L.P.	$67	$14
Oaktree Opportunities Fund IX, L.P.	100	95
Special accounts	5	2
Strategic Credit:
Special account	3	2
Control Investments:
Oaktree Principal Fund V, L.P.	71	22
Oaktree European Principal Fund III, L.P.	100	61
Oaktree Power Opportunities Fund III, L.P.	27	18
Special account	5	1
Real Estate:
Oaktree Real Estate Opportunities Fund VI, L.P.	38	11
Mezzanine Finance:
Oaktree Mezzanine Fund III, L.P.	40	12
U.S. Senior Loans:
Oaktree Enhanced Income Fund, L.P.	20	2
Non-Oaktree	42	14
Total	$518	$254
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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. For a summary of our significant accounting policies, please see the notes to our condensed consolidated financial statements included elsewhere in this quarterly report and the notes to our consolidated financial statements in our annual report. For a summary of our critical accounting policies, please see “Management's Discussion and Analysis of Financial Condition and Result of Operations—Critical Accounting Policies” in our annual report.

The table below summarizes the valuation of investments and other financial instruments, by fund type and fair-value hierarchy levels, for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of March 31, 2013	Level I	Level II	Level III	Total
Closed-end funds	$3,518,164	$8,760,083	$18,673,826	$30,952,073
Open-end funds	52,147	4,821,912	16,908	4,890,967
Evergreen funds	587,675	869,277	484,694	1,941,646
Total	$4,157,986	$14,451,272	$19,175,428	$37,784,686

As of December 31, 2012
Closed-end funds	$2,710,883	$9,371,995	$19,509,888	$31,592,766
Open-end funds	32,714	4,773,838	19,002	4,825,554
Evergreen funds	497,158	902,531	379,000	1,778,689
Total	$3,240,755	$15,048,364	$19,907,890	$38,197,009

Recent Accounting Developments
Please see note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report for information regarding recent accounting developments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit or financial market dislocations.
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
Price Risk
Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
As of March 31, 2013, we had investments at fair value of $37.8 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a negative change in unrealized appreciation on the consolidated funds’ investments of $3.8 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of: (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital during the investment period and, during the liquidation period, based on the lesser of: (i) the total funded committed capital; and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the three months ended March 31, 2013, an incremental 10% decline in market values of the investments held in our funds would have caused an approximate $5.1 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is fixed or determinable, which in the case of: (a) our closed-end funds generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors; and (b) our active evergreen funds occurs generally as of

December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the three months ended March 31, 2013 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.
Impact on Segment Investment Income
Investment income arises from our investments in funds managed by us or non-affiliated third parties. This income is directly affected by changes in market risk factors. We estimate that for the three months ended March 31, 2013, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have reduced our investment income by $116.3 million. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the three months ended March 31, 2013, a 10% decline in the average rate of exchange of the U.S. dollar would have had the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $2.8 million;

•	our operating expenses would have increased by $3.0 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.2 million; and

•	our income tax expense would not have been affected.
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
Interest-rate Risk
As of March 31, 2013, Oaktree and its operating subsidiaries had $608.9 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we have entered into interest-rate swaps that effectively converted the bulk of the term loan interest rate to a fixed rate through 2016. As a result, we estimate that there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate segment cash and cash-equivalents and investments in U.S. Treasury and government agency securities as of March 31, 2013, we estimate Oaktree and its operating subsidiaries would generate an additional $10.0 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations that include revolving credit agreements and certain other investment financing arrangements. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of March 31, 2013, $834.6 million was outstanding under these credit facilities. We estimate that interest expense relating to variable rates would increase on an annual basis by $8.3 million in the event interest rates were to increase by 100 basis points.
As credit-oriented investors, we are also subject to interest-rate risk through the securities we hold in our consolidated funds. A 100-basis point increase in interest rates would be expected to negatively affect prices of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized appreciation on the consolidated funds’ investments. The actual impact is dependent on the average duration of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100-basis point increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. Inasmuch as these effects are attributable to non-controlling interests, net income attributable to OCG would be unaffected. In the cases that our funds pay management fees based on NAV, we would expect our segment management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Managing Principal and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Managing Principal and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Managing Principal and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Managing Principal and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal actions” in note 12 to our condensed consolidated financial statements included elsewhere in this quarterly report, which section is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in our annual report. There have been no material changes to the risk factors disclosed in our annual report.
The risks described in our annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On January 24, 2013, we granted 2,127 Class A Units to each of Mr. Robert Denham, Mr. Jay Wintrob and Ms. Marna Whittington, and on March 7, 2013, we granted 2,127 Class A units to Mr. Richard Masson, in each case, in consideration of their service as members of our board of directors for 2013.
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on January 24, 2013, we issued 522,000 Class B units to OCGH.
No purchase price was paid by Messrs. Denham, Masson and Wintrob, Ms. Whittington or OCGH for these issuances. The issuances were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.
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

Closed-end Funds

			As of March 31, 2013
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-Gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
TCW Special Credits Fund I, L.P. (6)	Oct. 1988	Oct. 1991	$97	$97	$121	$218	$—	$—	$—	$—	$—	29.0%	24.7%	2.3x
TCW Special Credits Fund II, L.P. (6)	Jul. 1990	Jul. 1993	261	261	505	766	—	—	—	—	—	41.6	35.7	3.1
TCW Special Credits Fund IIb, L.P. (6)	Dec. 1990	Dec. 1993	153	153	323	476	—	—	—	—	—	44.0	37.9	3.1
TCW Special Credits Fund III, L.P. (6)	Nov. 1991	Nov. 1994	329	329	470	799	—	—	—	—	—	26.2	22.1	2.5
TCW Special Credits Fund IIIb, L.P. (6)	Apr. 1992	Apr. 1995	447	447	459	906	—	—	—	—	—	21.2	17.9	2.1
TCW Special Credits Fund IV, L.P. (6)	Jun. 1993	Jun. 1996	394	394	462	856	—	—	—	—	—	21.1	17.3	2.2
OCM Opportunities Fund, L.P.	Oct. 1995	Oct. 1998	771	771	568	1,339	—	—	74	—	—	12.4	10.2	1.8
OCM Opportunities Fund II, L.P.	Oct. 1997	Oct. 2000	1,550	1,550	989	2,539	—	—	197	—	—	11.0	8.5	1.7
OCM Opportunities Fund III, L.P.	Sep. 1999	Sep. 2002	2,077	2,077	1,287	3,335	28	—	248	6	—	15.4	11.9	1.7
OCM Opportunities Fund IV, L.P.	Sep. 2001	Sep. 2004	2,125	2,125	1,727	3,845	7	—	340	1	—	35.0	28.1	1.9
OCM Opportunities Fund IVb, L.P.	May 2002	May 2005	1,339	1,339	1,260	2,596	3	—	248	1	—	57.8	47.3	2.0
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	934	1,905	208	258	142	41	—	18.6	14.3	1.9
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,242	2,215	800	917	90	153	518	12.2	8.9	1.8
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,568	3,806	1,360	1,334	22	174	1,132	11.5	8.3	1.5
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	9,104	13,589	5,361	3,413	725	1,044	—	24.2	18.5	2.0
Special Account A	Nov. 2008	Oct. 2012	253	253	302	350	205	135	19	41	—	33.1	26.8	2.2
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	1,608	1,101	5,014	3,967	63	250	4,337	17.0	11.7	1.4
Special Account B	Nov. 2009	Nov. 2012	1,031	1,064	394	288	1,171	1,136	2	32	1,009	18.3	15.0	1.4
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,154	264	2	2,416	2,625	—	51	2,299	19.6	11.8	1.2
Oaktree Opportunities Fund IX, L.P. (9)	— (7)	—	5,016	251	(2)	—	249	246	—	—	251	nm	nm	1.0
												23.0%	17.6%
Global Principal Investments
TCW Special Credits Fund V, L.P. (6)	Apr. 1994	Apr. 1997	$401	$401	$349	$750	$—	$—	$—	$—	$—	17.2%	14.6%	1.9x
OCM Principal Opportunities Fund, L.P.	Jul. 1996	Jul. 1999	625	625	282	907	—	—	—	—	—	6.4	5.4	1.5
OCM Principal Opportunities Fund II, L.P.	Dec. 2000	Dec. 2005	1,275	1,275	1,208	2,455	27	—	231	5	—	23.3	17.8	2.0
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	952	1,769	583	565	51	134	204	14.9	10.4	1.8
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,259	1,642	2,945	2,218	—	—	3,128	9.6	7.1	1.5
Oaktree Principal Fund V, L.P.	Feb. 2009	Feb. 2014	2,827	2,021	411	384	2,049	2,756	—	57	1,975	16.0	8.4	1.3
Special Account C	Dec. 2008	Feb. 2014	505	414	222	133	503	355	10	34	373	21.5	15.8	1.6
												13.5%	10.0%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$36	$100	$439	$331	$—	$—	$594	6.0%	1.7%	1.2x

European Principal Investments (8)
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$460	$308	$161	$608	$370	$3	$17	$584	10.0%	8.1%	1.8x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€373	€535	€1,523	€1,387	€13	€—	€1,612	10.8	6.8	1.3
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,265	€49	€3	€1,311	€3,094	€—	€—	€1,360	11.3	4.0	1.1
												10.6%	6.9%
Power Opportunities
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	$449	$383	$251	$634	$—	$—	$23	$—	$—	20.1%	13.1%	1.8x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,460	1,888	113	39	93	7	—	76.3	59.1	3.9
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	1,062	326	45	5	366	1,036	—	8	355	25.0	8.6	1.3
												35.2%	27.2%

			As of March 31, 2013
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-Gener- ating AUM		Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)		Unreturned Drawn Capital Plus Accrued Preferred Return (3)		IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date													Gross	Net
	(in millions)
Real Estate
TCW Special Credits Fund VI, L.P. (6)	Aug. 1994	Aug. 1997	$506	$506	$666	$1,172	$—	$—		$—	$—		$—		21.1%	17.4%	2.4x
OCM Real Estate Opportunities Fund A, L.P.	Feb. 1996	Feb. 1999	379	379	296	665	10	—		56	4		—		10.5	8.4	1.9
OCM Real Estate Opportunities Fund B, L.P.	Mar. 1997	Mar. 2000	285	285	172	455	2	—		—	—		53		8.2	7.1	1.7
OCM Real Estate Opportunities Fund II, L.P.	Dec. 1998	Dec. 2001	464	440	266	705	1	—		52	—		—		15.2	11.1	1.7
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	653	1,238	122	—		105	24		—		15.9	11.9	2.0
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	289	200	539	354		8	46		394		19.1	12.8	1.8
Special Account D	Nov. 2009	Nov. 2012	256	263	129	168	224	149		1	12		167		18.4	15.5	1.5
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	240	27	1,496	1,251		5	41		1,406		16.8	11.0	1.2
Oaktree Real Estate Opportunities Fund VI, L.P. (9)	Aug. 2012	Aug. 2016	653	457	(4)	—	453	615		—	—		467		nm	nm	1.0
															15.5%	12.0%
Asia Real Estate
Oaktree Asia Special Situations Fund, L.P.	May 2008	Apr. 2009	$50	$19	$17	$2	$34	$—		$—	$2		$25		20.6%	12.3%	2.2x

PPIP
Oaktree PPIP Fund, L.P. (10)	Dec. 2009	Dec. 2012	$2,322	$1,113	$445	$703	$855	$531	(11)	$—	$49	(12)	$215	(12)	29.2%	N/A	1.4x

Mezzanine Finance
OCM Mezzanine Fund, L.P. (13)	Oct. 2001	Oct. 2006	$808	$773	$280	$1,038	$15	$—		$32	$3		$—		14.3%	10.7% /10.1%	1.4x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	419	1,160	367	511		—	—		418		10.5	7.3	1.5
Oaktree Mezzanine Fund III, L.P. (14)	Dec. 2009	Dec. 2014	1,592	1,106	85	291	900	1,552		—	—		957		11.9	9.9 / (5.2)	1.1
															11.9%	8.1%
U.S. Senior Loans
Oaktree Loan Fund, L.P.	Sep. 2007	Sep. 2012	$2,193	$2,193	$95	$2,288	$—	$—		N/A	N/A		N/A		2.5%	1.9%	1.1x
Oaktree Loan Fund, 2x, L.P.	Sep. 2007	Sep. 2015	1,722	1,722	103	1,715	110	108		N/A	N/A		N/A		2.8	2.0	1.1
Oaktree Enhanced Income Fund, L.P. (9)	Sep. 2012	Aug. 2015	755	562	21	—	583	1,457	(15)	N/A	N/A		N/A		nm	nm	1.0
								33,983	(16)		2,237	(16)
						Other (17)		429			4
				Total closed-end funds				$34,412			$2,241

(1)	Reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Excludes Oaktree segment incentive income recognized since inception.

(3)
Reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return (as applicable) before Oaktree is entitled to receive incentive income (other than tax distributions) from the fund.

(4)
The internal rate of return (“IRR”) is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash contributions/distributions to investors and the residual value of such investor's capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund's general partner. Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund's general partner.

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

(7)
As of March 31, 2013, Oaktree Opportunities Fund IX, L.P. had made an initial 5% drawdown against its $5.0 billion of committed capital. Oaktree has not yet commenced the fund's investment period and, as a result, as of March 31, 2013 management fees were assessed only on the drawn capital, and management fee-generating AUM included only that portion of committed capital.

(8)
Aggregate IRRs based on conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD at the March 31, 2013 spot rate of $1.2840.

(9)	The IRR is not considered meaningful (“nm”) as the period from the initial contribution through March 31, 2013 is less than one year.

(10)
Due to the differences in allocations of income and expenses to this fund's two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million relates to the Oaktree PPIP Private Fund, L.P. The gross and net IRR for the Oaktree PPIP Private Fund, L.P. were 26.2% and 19.3%, respectively, as of March 31, 2013.

(11)
The U.S. Treasury incurs management fees for the Oaktree PPIP Fund, L.P., paid quarterly in arrears, based on their interest value as of March 31, 2013. Limited Partners of the Oaktree PPIP Private Fund, L.P. incur management fees based on invested capital as of March 31, 2013 totaling $195.6 million, paid quarterly in advance.

(12)	Represents amounts related to the Oaktree PPIP Private Fund, L.P. only.

(13)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.7% and Class B interests is 10.1%. Combined net IRR for the Class A and Class B interests is 10.3%.

(14)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 9.9% and Class B interests is (5.2)%. Combined net IRR for Class A and Class B interests is 6.2%.

(15)	Represents gross assets, including leverage of $893 million.

(16)	Totals based on conversion of Euro amounts to USD at the March 31, 2013 spot rate of $1.2840.

(17)	Includes separate accounts and a non-Oaktree fund.

Open-end Funds

		Manage- ment Fee- gener- ating AUM as of March 31, 2013	Twelve Months Ended March 31, 2013			Since Inception through March 31, 2013
	Composite Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$17,194	12.6%	12.1%	12.1%	10.1%	9.6%	8.9%	0.82	0.55
European High Yield Bonds	May 1999	1,318	13.9	13.3	14.3	8.3	7.8	6.2	0.61	0.35
U.S. Convertibles	Apr. 1987	4,568	12.6	12.0	12.2	10.0	9.4	8.0	0.47	0.30
Non-U.S. Convertibles	Oct. 1994	2,312	8.7	8.1	8.3	9.0	8.2	5.8	0.75	0.35
High Income Convertibles	Aug. 1989	1,083	6.8	6.3	12.6	12.0	11.2	8.8	1.02	0.59
U.S. Senior Loans	Sep. 2008	2,045	7.7	7.2	8.3	8.6	8.0	6.4	1.23	0.60
European Senior Loans	May 2009	1,211	8.6	8.0	8.2	12.5	11.8	13.6	1.92	1.95
Emerging Markets Equity	Jul. 2011	68	10.1	9.2	2.0	1.3	0.4	(3.4)	0.05	(0.15)
Total open-end funds		$29,799

(1)	Represents Oaktree’s time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. Returns for Relevant Benchmarks are presented on a gross basis.
Evergreen Funds

		As of March 31, 2013		Twelve Months Ended March 31, 2013		Since Inception through March 31, 2013
		Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level) (1)
	Inception			Rates of Return		Annualized Rates of Return
				Gross	Net	Gross	Net
		(in millions)

Value Opportunities	Sep. 2007	$1,785	$18	18.3%	12.7%	13.9%	9.0%
Emerging Markets Absolute Return	Apr. 1997	317	1	10.5	7.7	15.9	10.9
		2,102	19
Restructured and other funds (2)		37	10
Total evergreen funds		$2,139	$29

(1)	For the three months ended March 31, 2013, segment incentive income recognized by Oaktree totaled $1.7 million.

(2)
Oaktree manages three restructured evergreen funds that are in liquidation: European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and OCM Japan Opportunities Fund, L.P. (Yen class). As of March 31, 2013, these funds had gross and net IRRs since inception of (2.0)% and (4.5)%, 8.1% and 5.7%, and (8.4)% and (9.5)%, respectively, and in the aggregate had AUM of $196.0 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $9.9 million as of March 31, 2013.

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
Date: May 10, 2013

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