Form 10-Q
period 2013-06-30
Oaktree Capital Group, LLC
filed 2013-08-08
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 6, 2013, there were 38,239,441 Class A units and 112,755,276 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013 (“annual report”), which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	June 30, 2013	December 31, 2012
Assets
Cash and cash-equivalents	$196,151	$458,191
U.S. Treasury and government agency securities	938,070	370,614
Corporate investments, at equity	84,332	98,950
Due from affiliates	50,952	44,589
Deferred tax assets	293,579	159,171
Other assets	129,321	127,244
Assets of consolidated funds:
Cash and cash-equivalents	2,693,423	2,470,335
Investments, at fair value	37,568,813	38,372,626
Dividends and interest receivable	152,327	177,746
Due from brokers	373,744	405,143
Receivable for securities sold	512,421	501,199
Derivative assets, at fair value	181,045	107,560
Other assets	721,239	576,630
Total assets	$43,895,417	$43,869,998
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$143,752	$118,921
Accounts payable, other accrued expenses and other liabilities	78,914	95,390
Due to affiliates	249,684	136,165
Debt obligations	591,964	615,179
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	94,041	104,744
Payables for securities purchased	1,124,801	629,627
Securities sold short, at fair value	102,691	126,530
Derivative liabilities, at fair value	20,289	156,647
Distributions payable	258,376	330,446
Borrowings under credit facilities	1,511,836	491,625
Total liabilities	4,176,348	2,805,274
Commitments and contingencies (Note 12)
Non-controlling redeemable interests in consolidated funds	38,105,196	39,670,831
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 38,239,441 and 30,180,933 units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Class B units, no par value, unlimited units authorized, 112,749,526 and 120,267,503 units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Paid-in capital	670,648	645,053
Accumulated deficit	(222,760)	(336,903)
Accumulated other comprehensive loss	(1,834)	(1,748)
Class A unitholders’ capital	446,054	306,402
OCGH non-controlling interest in consolidated subsidiaries	1,167,819	1,087,491
Total unitholders’ capital	1,613,873	1,393,893
Total liabilities and unitholders’ capital	$43,895,417	$43,869,998

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Management fees	$50,097	$29,207	$92,636	$61,227
Incentive income	2,317	—	2,317	5,048
Total revenues	52,414	29,207	94,953	66,275
Expenses:
Compensation and benefits	(90,263)	(80,302)	(183,978)	(164,766)
Equity-based compensation	(7,105)	(7,795)	(13,557)	(19,984)
Incentive income compensation	(128,953)	(60,965)	(259,224)	(88,722)
Total compensation and benefits expense	(226,321)	(149,062)	(456,759)	(273,472)
General and administrative	(31,124)	(24,166)	(52,608)	(50,101)
Consolidated fund expenses	(28,095)	(33,780)	(51,678)	(51,002)
Total expenses	(285,540)	(207,008)	(561,045)	(374,575)
Other income (loss):
Interest expense	(14,013)	(11,860)	(25,594)	(22,850)
Interest and dividend income	580,593	463,873	986,845	1,003,491
Net realized gain on consolidated funds’ investments	831,989	733,521	2,030,249	1,807,659
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(111,795)	(180,216)	909,722	625,607
Investment income (loss)	(1,111)	3,705	11,132	9,385
Other income (expense), net	284	6,326	264	8,593
Total other income	1,285,947	1,015,349	3,912,618	3,431,885
Income before income taxes	1,052,821	837,548	3,446,526	3,123,585
Income taxes	(7,991)	(13,925)	(18,148)	(21,692)
Net income	1,044,830	823,623	3,428,378	3,101,893
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(762,487)	(673,673)	(2,826,452)	(2,798,445)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(225,766)	(125,231)	(487,783)	(260,121)
Net income attributable to Oaktree Capital Group, LLC	$56,577	$24,719	$114,143	$43,327
Distributions declared per Class A unit (1)	$1.41	$0.55	$2.46	$0.97
Net income per unit (basic and diluted):
Net income per Class A unit	$1.71	$0.84	$3.61	$1.66
Weighted average number of Class A units outstanding	33,020	29,586	31,611	26,137

(1)	All references to Class A units in these financial statements give effect to the conversion of previously outstanding 13 Class C units into Class A units on a one-for-one basis in April 2012.

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended June 30, 2013	Oaktree Capital Group, LLC	OCGH Non-controlling Interest in Consolidated Subsidiaries	Non-controlling Redeemable Interests in Consolidated Funds	Total
Net income	$56,577	$225,766	$762,487	$1,044,830
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(115)	(409)	—	(524)
Unrealized gain on interest-rate swap designated as cash-flow hedge	591	2,109	—	2,700
Other comprehensive income, net of tax	476	1,700	—	2,176
Total comprehensive income	57,053	227,466	762,487	1,047,006
Less: Comprehensive income attributable to non-controlling interests	—	(227,466)	(762,487)	(989,953)
Comprehensive income attributable to Oaktree Capital Group, LLC	$57,053	$—	$—	$57,053
Three Months Ended June 30, 2012
Net income	$24,719	$125,231	$673,673	$823,623
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(200)	(818)	—	(1,018)
Unrealized loss on interest-rate swap designated as cash-flow hedge	(205)	(839)	—	(1,044)
Other comprehensive loss, net of tax	(405)	(1,657)	—	(2,062)
Total comprehensive income	24,314	123,574	673,673	821,561
Less: Comprehensive income attributable to non-controlling interests	—	(123,574)	(673,673)	(797,247)
Comprehensive income attributable to Oaktree Capital Group, LLC	$24,314	$—	$—	$24,314

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — (Continued)
(in thousands)

Six Months Ended June 30, 2013	Oaktree Capital Group, LLC	OCGH Non-controlling Interest in Consolidated Subsidiaries	Non-controlling Redeemable Interests in Consolidated Funds	Total
Net income	$114,143	$487,783	$2,826,452	$3,428,378
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(785)	(3,078)	—	(3,863)
Unrealized gain on interest-rate swap designated as cash-flow hedge	699	2,541	—	3,240
Other comprehensive loss, net of tax	(86)	(537)	—	(623)
Total comprehensive income	114,057	487,246	2,826,452	3,427,755
Less: Comprehensive income attributable to non-controlling interests	—	(487,246)	(2,826,452)	(3,313,698)
Comprehensive income attributable to Oaktree Capital Group, LLC	$114,057	$—	$—	$114,057
Six Months Ended June 30, 2012
Net income	$43,327	$260,121	$2,798,445	$3,101,893
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(69)	(100)	—	(169)
Unrealized loss on interest-rate swap designated as cash-flow hedge	(183)	(716)	—	(899)
Other comprehensive loss, net of tax	(252)	(816)	—	(1,068)
Total comprehensive income	43,075	259,305	2,798,445	3,100,825
Less: Comprehensive income attributable to non-controlling interests	—	(259,305)	(2,798,445)	(3,057,750)
Comprehensive income attributable to Oaktree Capital Group, LLC	$43,075	$—	$—	$43,075

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,428,378	$3,101,893
Adjustments to reconcile net income to net cash provided by operating activities:
Investment income	(11,132)	(9,385)
Depreciation and amortization	3,475	3,672
Equity-based compensation	13,557	19,984
Net realized and unrealized gains from consolidated funds' investments	(2,939,971)	(2,433,266)
Amortization of original issue and market discount of consolidated funds' investments	(43,421)	(61,374)
Income distributions from corporate investments in companies	27,683	—
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(41,266)	(3,204)
Decrease in net due to affiliates	(7,091)	(9,815)
Increase (decrease) in accounts payable, other accrued expenses and other liabilities	1,614	(70,927)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease in dividends and interest receivable	25,419	52,945
Decrease in due from brokers	31,399	66,630
Increase in receivables for securities sold	(11,222)	(164,961)
Increase in payables for securities purchased	495,174	42,167
Purchases of securities	(8,384,631)	(6,779,452)
Proceeds from maturities and sales of securities	11,885,817	8,936,239
Net cash provided by operating activities	4,473,782	2,691,146
Cash flows from investing activities:
Purchases of U.S. Treasury and government agency securities	(702,456)	(129,527)
Proceeds from maturities and sales of U.S. Treasury and government agency securities	135,000	135,000
Corporate investments in funds and companies	(3,432)	(7,292)
Distributions from corporate investments in funds and companies	1,501	12,468
Purchases of fixed assets	(1,389)	(3,517)
Net cash provided by (used in) investing activities	(570,776)	7,132

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Repayments of debt obligations	$(23,215)	$(25,714)
Proceeds from issuance of Class A units, net	419,908	322,260
Purchase of OCGH units	(420,741)	(322,935)
Repurchase and cancellation of Class A units	—	(14,132)
Distributions to Class A unitholders	(74,257)	(26,347)
Distributions to OCGH unitholders	(339,951)	(166,022)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	3,069,748	3,281,270
Distributions to non-controlling interests	(7,577,863)	(5,842,026)
Borrowings on credit facilities	2,051,006	502,492
Repayments on credit facilities	(1,039,996)	(331,822)
Net cash used in financing activities	(3,935,361)	(2,622,976)
Effect of exchange rate changes on cash	(6,597)	(6,226)
Net increase (decrease) in cash and cash-equivalents	(38,952)	69,076
Cash and cash-equivalents, beginning balance	2,928,526	3,505,659
Cash and cash-equivalents, ending balance	$2,889,574	$3,574,735

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC						OCGH Non-controlling Interest in Consolidated Subsidiaries	Total Unitholders' Capital
	Class A Units	Class B Units	Class C Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2012	30,181	120,268	—	$645,053	$(336,903)	$(1,748)	$1,087,491	$1,393,893
Activity for the six months ended June 30, 2013:
Issuance of Class A units	8,058	—	—	419,908	—	—	—	419,908
Issuance of Class B units	—	577	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(19)	—	—	—	—	—	—
Cancellation of Class B units	—	(8,076)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	—	(419,908)	—	—	—	(419,908)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	20,161	—	—	—	20,161
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(833)	(833)
Equity reallocation between controlling and non-controlling interests	—	—	—	76,845	—	—	(76,845)	—
Capital increase related to equity-based compensation	—	—	—	2,846	—	—	10,711	13,557
Distributions declared	—	—	—	(74,257)	—	—	(339,951)	(414,208)
Net income	—	—	—	—	114,143	—	487,783	601,926
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(785)	(3,078)	(3,863)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	699	2,541	3,240
Unitholders' capital as of June 30, 2013	38,239	112,750	—	$670,648	$(222,760)	$(1,834)	$1,167,819	$1,613,873

Unitholders' capital as of December 31, 2011	22,664	125,847	13	$634,739	$(444,713)	$(1,884)	$935,858	$1,124,000
Activity for the six months ended June 30, 2012:
Issuance of Class A units	7,904	—	—	322,260	—	—	—	322,260
Issuance of Class B units	—	2,313	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(5)	—	—	—	—	—	—
Conversion of Class C units into Class A units	13	—	(13)	—	—	—	—	—
Repurchase and cancellation of Class A units	(400)	—	—	(14,132)	—	—	—	(14,132)
Cancellation of Class B units	—	(7,904)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	—	(322,260)	—	—	—	(322,260)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	15,490	—	—	—	15,490
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(675)	(675)
Equity reallocation between controlling and non-controlling interests	—	—	—	69,175	—	—	(69,175)	—
Capital increase related to equity-based compensation	—	—	—	3,367	—	—	16,617	19,984
Distributions declared	—	—	—	(26,347)	—	—	(166,022)	(192,369)
Net income	—	—	—	—	43,327	—	260,121	303,448
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(69)	(100)	(169)
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	(183)	(716)	(899)
Unitholders' capital as of June 30, 2012	30,181	120,251	—	$682,292	$(401,386)	$(2,136)	$975,908	$1,254,678

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include both separate accounts and commingled funds. The commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner or, in certain limited cases, co-general partner.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fair Value of Financial Instruments
GAAP establishes a hierarchal disclosure framework that prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, such as the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
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
These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by the Company do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the condensed consolidated financial statements.
Reclassifications
Certain amounts reported in the prior period have been reclassified to conform to the current period presentation.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

Recent Accounting Developments
In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance requiring enhanced disclosures that will enable users to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued additional guidance to clarify that ordinary receivables and payables are not in the scope of the amended guidance. The amendments were effective for the Company beginning January 1, 2013. The Company adopted this guidance in the first quarter of 2013 and determined that the adoption did not have a material impact on its condensed consolidated financial statements. Please see note 5 for required disclosures.
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
In June 2013, the FASB issued guidance that amends the criteria determining whether an entity qualifies as an investment company for accounting purposes. The guidance also clarifies the characteristics of an investment company and provides measurement and disclosure requirements for an investment company. The amendment will be effective for the Company beginning January 1, 2014. The Company does not expect that adoption of this guidance will have a material impact on its condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short in the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
United States:
Fixed income securities:
Consumer discretionary	$3,627,897	$5,072,283	9.7%	13.2%
Consumer staples	818,616	697,300	2.2	1.8
Energy	629,211	565,151	1.7	1.5
Financials	544,810	1,013,230	1.4	2.6
Health care	746,807	658,932	2.0	1.7
Industrials	1,877,253	1,957,259	5.0	5.1
Information technology	1,187,999	908,662	3.2	2.4
Materials	1,002,824	826,008	2.7	2.2
Telecommunication services	352,788	282,101	0.9	0.7
Utilities	1,938,516	1,717,978	5.1	4.5
Total fixed income securities (cost: $12,577,581 and $13,320,475 as of June 30, 2013 and December 31, 2012, respectively)	12,726,721	13,698,904	33.9	35.7
Equity securities:
Consumer discretionary	3,020,122	3,289,347	8.0	8.6
Consumer staples	458,448	444,735	1.2	1.2
Energy	597,387	448,412	1.6	1.2
Financials	5,564,197	6,001,493	14.8	15.6
Health care	193,879	134,239	0.5	0.3
Industrials	1,375,824	1,201,156	3.7	3.1
Information technology	217,504	199,003	0.6	0.5
Materials	1,201,659	1,407,850	3.2	3.7
Telecommunication services	21,080	15,022	0.1	0.0
Utilities	188,750	140,037	0.5	0.4
Total equity securities (cost: $10,508,977 and $11,637,988 as of June 30, 2013 and December 31, 2012, respectively)	12,838,850	13,281,294	34.2	34.6

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Europe:
Fixed income securities:
Consumer discretionary	$1,427,712	$1,607,822	3.8%	4.2%
Consumer staples	114,911	486,037	0.3	1.3
Energy	271,014	272,079	0.7	0.7
Financials	512,532	627,161	1.4	1.6
Health care	18,108	19,585	0.0	0.0
Industrials	512,704	531,770	1.4	1.4
Information technology	23,164	5,397	0.1	0.0
Materials	675,318	717,294	1.8	1.9
Telecommunication services	169,021	190,369	0.4	0.5
Utilities	19,138	28,561	0.1	0.1
Total fixed income securities (cost: $3,520,109 and $4,383,068 as of June 30, 2013 and December 31, 2012, respectively)	3,743,622	4,486,075	10.0	11.7
Equity securities:
Consumer discretionary	444,317	117,485	1.2	0.3
Consumer staples	1,468,019	1,336,420	3.9	3.5
Energy	77,426	91,724	0.2	0.2
Financials	2,009,062	1,553,598	5.3	4.1
Industrials	306,816	1,388	0.8	0.0
Information technology	933	335	0.0	0.0
Materials	368,147	374,169	1.0	1.0
Total equity securities (cost: $4,030,768 and $2,960,210 as of June 30, 2013 and December 31, 2012, respectively)	4,674,720	3,475,119	12.4	9.1
Asia and other:
Fixed income securities:
Consumer discretionary	125,177	680,273	0.3	1.8
Consumer staples	19,590	3,615	0.1	0.0
Energy	57,874	47,776	0.2	0.1
Financials	22,563	22,186	0.1	0.1
Health care	4,065	1,622	0.0	0.0
Industrials	498,158	290,639	1.3	0.8
Information technology	11,762	33,260	0.0	0.1
Materials	81,729	92,974	0.2	0.2
Telecommunication services	1,173	1,939	0.0	0.0
Utilities	119,338	129,474	0.3	0.3
Total fixed income securities (cost: $929,852 and $1,298,868 as of June 30, 2013 and December 31, 2012, respectively)	941,429	1,303,758	2.5	3.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Asia and other:
Equity securities:
Consumer discretionary	$514,077	$99,527	1.4%	0.3%
Consumer staples	42,625	42,688	0.1	0.1
Energy	246,439	213,490	0.7	0.6
Financials	991,447	973,745	2.6	2.5
Health care	564	71	0.0	0.0
Industrials	633,185	613,020	1.7	1.6
Information technology	74,683	75,583	0.2	0.2
Materials	55,772	51,296	0.1	0.1
Telecommunication services	6,963	6,044	0.0	0.0
Utilities	77,716	52,012	0.2	0.1
Total equity securities (cost: $2,185,043 and $1,726,145 as of June 30, 2013 and December 31, 2012, respectively)	2,643,471	2,127,476	7.0	5.5
Total fixed income securities	17,411,772	19,488,737	46.4	50.8
Total equity securities	20,157,041	18,883,889	53.6	49.2
Total investments, at fair value	$37,568,813	$38,372,626	100.0%	100.0%
Securities Sold Short:
Securities sold short – equities	$(102,691)	$(126,530)
As of June 30, 2013 and December 31, 2012, no single issuer or investment had a fair value that exceeded 5% of Oaktree's total consolidated net assets.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Three Months Ended June 30,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$775,505	$(163,157)	$726,150	$(302,518)
Total-return, credit-default and interest-rate swaps (1)	1,556	11,767	19,538	18,938
Foreign currency forward contracts (1)	55,541	36,102	(1,913)	98,624
Options and futures (1)	(613)	3,493	(10,254)	4,740
Total	$831,989	$(111,795)	$733,521	$(180,216)

	Six Months Ended June 30,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$2,012,624	$692,393	$1,726,808	$587,203
Total-return, credit-default and interest-rate swaps (1)	3,883	24,759	30,464	36,122
Foreign currency forward contracts (1)	19,552	183,991	62,904	(2,194)
Options and futures (1)	(5,810)	8,579	(12,517)	4,476
Total	$2,030,249	$909,722	$1,807,659	$625,607

(1)	Please see note 5 for additional information.

4. FAIR VALUE
Fair Value of Financial Assets and Liabilities
Carrying value approximates fair value for cash and cash-equivalents, U.S. Treasury and government agency securities, receivables and accounts payable due to the short-term nature of these items. The fair value of the Company's debt obligations, which is carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $626.5 million and $652.9 million as of June 30, 2013 and December 31, 2012, respectively, utilizing average borrowing rates of 3.1% and 3.1%, respectively. A 10% increase in the average borrowing rate assumption would lower the estimated fair value as of June 30, 2013 to $618.5 million, while a 10% decrease would increase the estimated fair value to $634.8 million. The fair values of the Company's interest-rate swaps and foreign exchange contracts are Level II valuations and are included in accounts payable, other accrued expenses and other liabilities. As of June 30, 2013 and December 31, 2012, the fair value of the interest-rate swaps was a net liability of $4.6 million and $7.9 million, respectively, and the fair value of the foreign exchange contracts was a net liability of $0.7 million and $0.8 million, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair-value hierarchy levels:

As of June 30, 2013:	Level I	Level II	Level III	Total
Corporate debt – bank debt	$—	$7,882,293	$1,711,680	$9,593,973
Corporate debt – all other	—	5,282,519	2,535,280	7,817,799
Equities – common stock	4,253,411	379,196	7,373,118	12,005,725
Equities – preferred stock	3,827	3,279	663,523	670,629
Real estate	255,074	19,275	5,199,534	5,473,883
Real estate loan portfolio	—	—	1,989,515	1,989,515
Other	1,786	987	14,516	17,289
Total investments	$4,514,098	$13,567,549	$19,487,166	$37,568,813
Securities sold short – equities	$(102,691)	$—	$—	$(102,691)
Options written (net)	$—	$6,367	$—	$6,367
Swaps (net)	—	7,977	55,817	63,794
Forward contracts (net)	—	90,102	—	90,102
Futures (net)	493	—	—	493

As of December 31, 2012:	Level I	Level II	Level III	Total
Corporate debt – bank debt	$—	$7,412,691	$2,253,476	$9,666,167
Corporate debt – all other	—	6,663,519	3,159,051	9,822,570
Equities – common stock	3,362,742	1,055,465	8,101,051	12,519,258
Equities – preferred stock	2,520	2,133	650,096	654,749
Real estate	—	—	3,946,142	3,946,142
Real estate loan portfolio	—	—	1,737,822	1,737,822
Other	1,933	8,438	15,547	25,918
Total investments	$3,367,195	$15,142,246	$19,863,185	$38,372,626
Securities sold short – equities	$(126,530)	$—	$—	$(126,530)
Options written (net)	$—	$5,520	$—	$5,520
Swaps (net)	—	(5,539)	44,705	39,166
Forward contracts (net)	—	(93,863)	—	(93,863)
Futures (net)	90	—	—	90

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Other	Total
Three Months Ended June 30, 2013:
Beginning balance	$2,067,438	$2,912,838	$7,247,846	$647,832	$4,498,926	$1,730,384	$54,674	$15,490	$19,175,428
Transfers into Level III	114,178	5,289	64,838	141,133	15,055	—	—	—	340,493
Transfers out of Level III	(403,319)	(103,319)	(6,198)	—	—	—	—	—	(512,836)
Purchases	160,012	83,967	300,132	68,094	624,867	371,248	—	—	1,608,320
Sales	(244,240)	(445,312)	(288,841)	(133,626)	(322,271)	(170,240)	—	—	(1,604,530)
Realized gains (losses), net	16,441	68,050	98,511	26,787	154,523	10,858	—	—	375,170
Unrealized appreciation (depreciation), net	1,170	13,767	(43,170)	(86,697)	228,434	47,265	1,143	(974)	160,938
Ending balance	$1,711,680	$2,535,280	$7,373,118	$663,523	$5,199,534	$1,989,515	$55,817	$14,516	$19,542,983
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(45,765)	$51,480	$(11,556)	$(113,550)	$199,652	$47,265	$1,149	$(974)	$127,701
Three Months Ended June 30, 2012:
Beginning balance	$2,720,357	$3,570,969	$6,359,330	$1,056,770	$3,055,954	$618,455	$—	$18,839	$17,400,674
Transfers into Level III	68,038	44,376	286,535	1,761	17,275	—	—	—	417,985
Transfers out of Level III	(186,414)	(81,365)	(8,088)	(11,873)	—	—	—	—	(287,740)
Purchases	189,629	293,499	431,292	32,109	586,331	69,222	—	—	1,602,082
Sales	(333,151)	(853,066)	(14,603)	(3,411)	(595,561)	(38,891)	—	—	(1,838,683)
Realized gains (losses), net	9,510	95,070	(32,685)	989	244,300	9,463	—	—	326,647
Unrealized appreciation (depreciation), net	(43,953)	(14,806)	159,045	(29,367)	(176,074)	53,896	—	1,126	(50,133)
Ending balance	$2,424,016	$3,054,677	$7,180,826	$1,046,978	$3,132,225	$712,145	$—	$19,965	$17,570,832
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$115,529	$20,447	$131,129	$(24,640)	$1,463	$53,896	$—	$1,126	$298,950

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Other	Total
Six Months Ended June 30, 2013:
Beginning balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Transfers into Level III	163,909	11,420	593,152	266,603	15,055	—	—	—	1,050,139
Transfers out of Level III	(597,129)	(201,194)	(404,976)	—	—	—	—	—	(1,203,299)
Purchases	294,851	117,551	351,171	97,394	932,136	595,673	—	—	2,388,776
Sales	(427,476)	(643,908)	(1,416,604)	(311,946)	(349,105)	(453,422)	—	—	(3,602,461)
Realized gains (losses), net	(573)	91,305	525,048	55,821	145,198	17,932	—	—	834,731
Unrealized appreciation (depreciation), net	24,622	1,055	(375,724)	(94,445)	510,108	91,510	11,112	(1,031)	167,207
Ending balance	$1,711,680	$2,535,280	$7,373,118	$663,523	$5,199,534	$1,989,515	$55,817	$14,516	$19,542,983
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(12,406)	$79,215	$134,065	$(81,059)	$478,875	$91,510	$11,119	$(1,032)	$700,287
Six Months Ended June 30, 2012:
Beginning balance	$1,978,637	$3,155,241	$6,164,025	$1,090,107	$2,786,862	$479,690	$—	$18,824	$15,673,386
Transfers into Level III	375,612	372,016	464,639	6,987	17,275	—	—	—	1,236,529
Transfers out of Level III	(219,645)	(200,775)	(359,682)	(100,064)	(5,353)	—	—	—	(885,519)
Purchases	703,629	412,072	614,620	43,561	720,220	227,496	—	—	2,721,598
Sales	(363,540)	(863,895)	(71,237)	(3,857)	(604,216)	(63,855)	—	—	(1,970,600)
Realized gains (losses), net	9,893	100,293	(61,011)	(3,199)	244,164	14,918	—	—	305,058
Unrealized appreciation (depreciation), net	(60,570)	79,725	429,472	13,443	(26,727)	53,896	—	1,141	490,380
Ending balance	$2,424,016	$3,054,677	$7,180,826	$1,046,978	$3,132,225	$712,145	$—	$19,965	$17,570,832
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(9,546)	$132,093	$261,937	$14,295	$126,574	$53,896	$—	$1,141	$580,390

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds' investments or net change in unrealized appreciation on consolidated funds' investments in the condensed consolidated statements of operations.
There were no transfers between Level I and Level II positions for the three months ended June 30, 2013. Transfers between Level I and Level II positions for the six months ended June 30, 2013 included $1,066.8 million from Level II to Level I, as an investment in common equity began trading on an exchange. There were no transfers between Level I and Level II positions for the three and six months ended June 30, 2012.
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
The following table sets forth a summary of valuation techniques and quantitative information utilized in determining the fair value of the Company's Level III investments as of June 30, 2013:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (10)(11)(12)
Credit-oriented investments:
	$1,283,083	Discounted cash flow (1)	Discount rate (range: 7% - 22%)
	1,181,727	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 4x - 12x)
	189,737	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 0.9x - 1.1x)
	525,882	Recent transaction price (5)	Not applicable
	381,058	Discounted cash flow (1) / Sales approach (8)	Discount rate (range: 14% - 18%)
Market transactions
	741,290	Recent market information (6)	Quoted prices / discount (discount not applicable)
Equity investments:
	5,186,722	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 3x - 13x)
	742,385	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 1x - 1.3x)
	1,328,443	Recent transaction price (5)	Not applicable
	122,966	Discounted cash flow (1)	Discount rate (range: 11% - 12%)
	656,125	Recent market information (6)	Quoted prices / discount (discount not applicable)
Real estate-oriented investments:
	1,604,454	Discounted cash flow (1)(7)	Discount rate (range: 9% - 40%)
Terminal capitalization rate (range: 6% - 15%)
Direct capitalization rate (range: 7% - 9%)
Net operating income growth rate (range: 1% - 31%)
Absorption rate (range: 17% - 33%)
	1,032,676	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 6x - 14x)
	315,485	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 1x - 1.2x)
	723,156	Recent transaction price (5)	Not applicable
	289,113	Sales approach (8)	Market transactions
	1,234,650	Recent market information (6)	Quoted prices / discount (discount range: 0% - 7%)
Real estate loan portfolios:
	878,674	Recent transaction price (5)	Not applicable
	721,081	Discounted cash flow (1)	Discount rate (range: 12% - 17%)
	389,760	Recent market information / sales approach (9)	Quoted prices / discount (discount not applicable) / market transactions
Other	14,516
Total Level III investments	$19,542,983

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

(1)
A discounted cash flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, certain equity investments, certain real estate-oriented investments and certain real estate loan portfolios.

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

(6)
Certain investments are valued using quoted prices for the subject security or similar securities. Generally, investments valued in this manner are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. Quoted prices include exchange listed prices and prices obtained from brokers or pricing vendors. Prices obtained from brokers or pricing vendors are evaluated based on trading activity of the subject security or similar securities or comparable yield analysis.

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

(8)
The sales approach uses prices and other relevant information generated by market transactions involving comparable assets. The significant unobservable inputs used in the sales approach generally include adjustments to transactions involving comparable assets or properties, adjustments to external or internal appraised values and the Company's assumptions regarding market trends or other relevant factors.

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

(10)
The significant unobservable input used in the fair-value measurement of performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, certain equity investments and certain real estate loan portfolios is the discount rate. A significant increase (decrease) in the discount rate would result in a significantly lower (higher) fair-value measurement.

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
During the six months ended June 30, 2013, the valuation technique for one real estate-oriented investment changed from a market approach (based on the value of underlying assets) to a valuation based on recent market information, and considers a quoted price as the investee commenced trading on an exchange, adjusted for factors

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

specific to the structure of the equity interests owned by the consolidated funds. There were no other changes in techniques utilized to value Level III investments. During the six months ended June 30, 2012, there were no changes in techniques utilized to value Level III investments.
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
As of June 30, 2013, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $393.8 million. As of December 31, 2012, the Company had one interest-rate swap designated as a cash-flow hedge with a notional value of $240.0 million. These hedges continued to be effective as of June 30, 2013.
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
The Company's freestanding derivatives consisted of the following net forward currency sell contracts:

As of June 30, 2013:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 7/3/13-4/30/14	96,900	$125,246	$126,445	$(1,199)
USD (buy GBP), expiring 7/3/13-4/8/14	51,733	51,733	52,918	(1,185)
Japanese Yen, expiring 7/31/13-10/31/14	3,753,800	39,625	37,938	1,687
Total		$216,604	$217,301	$(697)
As of December 31, 2012:
Euro, expiring 1/7/13-10/31/13	93,500	$104,155	$105,997	$(1,842)
Japanese Yen, expiring 2/28/13-5/31/13	1,330,000	16,418	15,379	1,039
Total		$120,573	$121,376	$(803)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The impact of freestanding derivative instruments (including both realized and unrealized gains and losses) on the condensed consolidated statement of operations was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Foreign Currency Forward Contracts:	2013	2012	2013	2012
General and administrative expenses (1)	$490	$2,260	$4,849	$3,024

(1)
To the extent that the Company's freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of June 30, 2013 and December 31, 2012, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
Derivatives Held By Consolidated Funds
Certain consolidated funds utilize derivative instruments in ongoing investment operations. These derivatives primarily consist of foreign currency forward contracts utilized to manage currency risk, options and futures used to hedge exposure for specific securities, and total-return swaps and credit-default swaps utilized mainly to obtain exposure to leveraged loans or to participate in foreign markets not readily accessible to the consolidated funds. None of the derivative instruments is accounted for as a hedging instrument utilizing hedge accounting.
The impact of derivative instruments held by the consolidated funds on the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Total-return, credit-default and interest-rate swaps	$1,556	$11,767	$19,538	$18,938
Foreign currency forward contracts	55,541	36,102	(1,913)	98,624
Options and futures	(613)	3,493	(10,254)	4,740
Total	$56,484	$51,362	$7,371	$122,302

	Six Months Ended June 30,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Total-return, credit-default and interest-rate swaps	$3,883	$24,759	$30,464	$36,122
Foreign currency forward contracts	19,552	183,991	62,904	(2,194)
Options and futures	(5,810)	8,579	(12,517)	4,476
Total	$17,625	$217,329	$80,851	$38,404

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The Company has derivative instruments subject to enforceable master netting arrangements with certain counterparties which allow for the derivative instruments to be offset in the condensed consolidated statements of financial condition. However, the Company generally presents derivative instruments on a gross basis in its condensed consolidated statements of financial condition. The table below sets forth the rights of setoff and related arrangements associated with the Company's derivative instruments, which are primarily held by the consolidated funds, as of June 30, 2013 and December 31, 2012:

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2013				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$3,008	$1,902	$1,106	$983	$—	$123
Derivative assets of consolidated funds:
Foreign currency forward contracts	109,237	3,720	105,517	6,457	—	99,060
Total-return, credit-default and interest-rate swaps	63,838	—	63,838	408	—	63,430
Options and futures	9,801	—	9,801	—	—	9,801
Swaptions	1,889	—	1,889	—	—	1,889
Subtotal	184,765	3,720	181,045	6,865	—	174,180
Total	$187,773	$5,622	$182,151	$7,848	$—	$174,303

Derivative Liabilities:
Foreign currency forward contracts	$(3,705)	$(1,902)	$(1,803)	$(1,191)	$—	$(612)
Interest-rate swaps	(4,600)	—	(4,600)	208	—	(4,808)
Subtotal	(8,305)	(1,902)	(6,403)	(983)	—	(5,420)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(19,135)	(3,720)	(15,415)	(6,457)	—	(8,958)
Total-return, credit-default and interest-rate swaps	(1,933)	—	(1,933)	(408)	—	(1,525)
Options and futures	(2,941)	—	(2,941)	—	—	(2,941)
Subtotal	(24,009)	(3,720)	(20,289)	(6,865)	—	(13,424)
Total	$(32,314)	$(5,622)	$(26,692)	$(7,848)	$—	$(18,844)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2012				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$1,558	$1,558	$—	$(549)	$—	$549
Derivative assets of consolidated funds:
Foreign currency forward contracts	52,663	—	52,663	34,139	—	18,524
Total-return, credit-default and interest-rate swaps	48,727	—	48,727	312	340	48,075
Options and futures	6,170	—	6,170	—	—	6,170
Subtotal	107,560	—	107,560	34,451	340	72,769
Total	$109,118	$1,558	$107,560	$33,902	$340	$73,318

Derivative Liabilities:
Foreign currency forward contracts	$(2,361)	$(1,558)	$(803)	$654	$—	$(1,457)
Interest-rate swaps	(7,900)	—	(7,900)	(105)	—	(7,795)
Subtotal	(10,261)	(1,558)	(8,703)	549	—	(9,252)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(146,526)	—	(146,526)	(34,139)	(632)	(111,755)
Total-return, credit-default and interest-rate swaps	(9,561)	—	(9,561)	(312)	(1,828)	(7,421)
Options and futures	(560)	—	(560)	—	(47)	(513)
Subtotal	(156,647)	—	(156,647)	(34,451)	(2,507)	(119,689)
Total	$(166,908)	$(1,558)	$(165,350)	$(33,902)	$(2,507)	$(128,941)
6. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company had the following debt obligations as of June 30, 2013 and December 31, 2012:

	As of
	June 30, 2013	December 31, 2012
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$10,714	$21,429
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in December 2012, payable 2.5% per quarter through September 2017, final $125,000 payment on December 21, 2017	231,250	243,750
Total remaining principal	$591,964	$615,179

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

Future principal payments of debt obligations as of June 30, 2013 were as follows:

Remainder of 2013	$12,500
2014	35,714
2015	25,000
2016	125,000
2017	143,750
Thereafter	250,000
Total	$591,964
The Company was in compliance with all financial covenants associated with its senior notes and credit facility as of June 30, 2013 and December 31, 2012.
In December 2012, the Company's subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement (the “Credit Facility”) with a bank syndicate for senior unsecured credit facilities, consisting of a $250.0 million fully-funded term loan (the “Term Loan”) and a $500.0 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the previous credit facility and the Term Loan replaced the prior amortizing term loan, which had a principal balance of $247.5 million. The Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250.0 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the Term Loan's annual interest rate is fixed at 2.60%, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of June 30, 2013, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial covenants.
Credit Facilities of the Consolidated Funds
Certain of the consolidated funds maintain revolving credit facilities to fund investments between capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds' limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. The obligations of the consolidated funds are nonrecourse to the Company. For all periods presented, carrying value approximates fair value of the credit facilities due to their short-term nature or their recent issuance date. As of and for the six months ended June 30, 2013, the consolidated funds were in compliance with all covenants.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	June 30, 2013	December 31, 2012
Credit facility (3)(4)	$115,000	$63,000	$750,000	1.25%	8/28/2015	N/A	N/A
Senior variable rate notes (4)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (4)	498,712	—	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (4)	402,352	—	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (4)	64,500	—	$64,500	1.65%	7/20/2023	N/A	N/A
Revolving credit facility	—	—	$200,000	1.60%	6/26/2015	0.25%	N/A
Multi-currency term loan (5)	11,143	49,158	$275,000	3.00%	12/23/2013	N/A	N/A
Revolving credit facility	110,000	38,000	$150,000	1.75%	12/15/2013	0.35%	N/A
Revolving credit facility	50,230	8,625	$125,000	1.75%	5/20/2014	0.35%	N/A
Revolving credit facility	—	19,400	$55,000	2.00%	9/15/2013	0.35%	2.00%
Revolving credit facility	—	—	$40,000	1.50%	12/11/2013	0.30%	1.50%
Euro-denominated revolving credit facility	10,399	63,942	€100,000	1.75%	12/17/2015	0.30%	2.00%
Revolving credit facility	—	—	$10,000	2.25%	9/1/2013	0.38%	N/A
Revolving credit facility	—	—	$250,000	1.65%	3/22/2015	0.25%	N/A
	$1,511,836	$491,625

(1)	The facilities bear interest, at the borrower's option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of June 30, 2013 and December 31, 2012, outstanding standby letters of credit totaled $67,336 and $76,975, respectively.

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

7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Six Months Ended June 30,
	2013	2012
Beginning balance	$39,670,831	$41,048,607
Contributions	3,069,748	3,281,270
Distributions	(7,577,863)	(5,842,026)
Net income	2,826,452	2,798,445
Change in distributions payable	72,070	209,367
Change in accrued or deferred contributions	98,105	41,000
Foreign currency translation and other	(54,147)	(78,325)
Ending balance	$38,105,196	$41,458,338

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

8. UNITHOLDERS’ CAPITAL
The OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. As of June 30, 2013 and December 31, 2012, respectively, OCGH units represented 112,749,526 of the total 150,988,967 Oaktree Operating Group units and 120,267,503 units of the total 150,448,436 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,563,889 and $1,360,331 as of June 30, 2013 and December 31, 2012, respectively, the OCGH non-controlling interest was $1,167,819 and $1,087,491.
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

The following table sets forth a summary of the net income attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	117,977	121,205	119,295	124,479
Class A unitholders	33,020	29,586	31,611	26,137
Total weighted average units outstanding	150,997	150,791	150,906	150,616
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$225,766	$125,231	$487,783	$260,121
Net income attributable to Class A unitholders	63,187	30,569	128,756	54,524
Oaktree Operating Group net income	$288,953	$155,800	$616,539	$314,645
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$63,187	$30,569	$128,756	$54,524
Non-Operating Group other income	—	6,260	—	6,260
Non-Operating Group expenses	(466)	(100)	(676)	(278)
Income tax expense of Intermediate Holding Companies	(6,144)	(12,010)	(13,937)	(17,179)
Net income attributable to Oaktree Capital Group, LLC	$56,577	$24,719	$114,143	$43,327

Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group on the Company’s capital:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Oaktree Capital Group, LLC	$56,577	$24,719	$114,143	$43,327
Equity reallocation between controlling and non-controlling interests	77,732	71,647	76,845	69,175
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interest	$134,309	$96,366	$190,988	$112,502

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

On May 29, 2013, the Company issued and sold 8,050,000 Class A units in a public offering at a price to the public of $53.50 per Class A unit (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to the Company, after deducting underwriting discounts and commissions. The Company did not retain any proceeds from the sale of Class A units in the May 2013 Offering. The net proceeds from the May 2013 Offering were used to acquire interests in the Company's business from certain of the Company's directors, employees and other investors, including certain principals and other members of the Company's senior management.
Please see notes 9 and 10 for additional information regarding transactions that impacted unitholders' capital.
9. EARNINGS PER UNIT
The computations of net income per Class A unit are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average units outstanding:	(in thousands, except per unit amounts)
Class A units outstanding	33,020	29,586	31,611	26,137
OCGH units exchangeable into Class A units (1)	—	—	—	—
Total weighted average units outstanding	33,020	29,586	31,611	26,137
Net income per Class A unit:
Net income	$56,577	$24,719	$114,143	$43,327
Weighted average units outstanding	33,020	29,586	31,611	26,137
Basic and diluted net income per Class A unit	$1.71	$0.84	$3.61	$1.66

(1)
Vested OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of June 30, 2013, there were 112,749,526 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 112,749,526 additional Class A units through March 1, 2023 if all such units were exchanged. For all periods presented, OCGH units have been excluded from the calculation of diluted earnings per unit given that the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interests in the Oaktree Operating Group and may have an anti-dilutive effect on earnings per unit to the extent that additional expenses, particularly tax-related expenses, are incurred by the Company as a result of the exchange.

10. EQUITY-BASED COMPENSATION
The Company granted 577,000 restricted OCGH units to certain of its employees and 8,508 Class A units to certain of its directors during the first six months of 2013, subject to equal annual vesting over periods of five or ten years. The grant date fair value of all OCGH units awarded in 2013 was determined by applying a discount ranging from 25% to 30% to the Class A unit trading price on the New York Stock Exchange and assumes a forfeiture rate of up to 1.5% annually, based on expected employee turnover.
As of June 30, 2013, the Company expected to recognize compensation expense on its unvested equity-based awards of $107.5 million over a weighted average recognition period of 5.3 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

A summary of the status of the Company’s unvested equity-based awards as of June 30, 2013 and a summary of changes for the six months then ended are presented below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	11,669	$41.91	4,902,348	$28.17
Granted	8,508	47.83	577,000	32.96
Vested	(2,784)	39.85	(1,062,819)	23.86
Exchanged	—	—	—	—
Forfeited	—	—	(19,350)	32.98
Balance, June 30, 2013	17,393	$45.13	4,397,179	$29.82
As of June 30, 2013, unvested units were expected to vest as follows:

	Number of Units	Weighted Average Remaining Service Term (Years)
Class A units	17,393	3.9
OCGH units	4,397,179	5.3
11. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group's unitholders. The Company's effective income tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income taxes and the three other subsidiaries that are not; consequently, the effective income tax rate is subject to significant variation from period to period. The Company's effective income tax rate used for interim periods is based on the estimated full-year income tax rate.
U.S. and non-U.S. taxing authorities are currently examining certain income tax returns of Oaktree, with some of these examinations at an advanced stage. The Company believes that it is reasonably possible that one outcome of these current examinations may be to reduce in the next 12 months approximately $6 million to $8 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurances as to the possible outcomes.
Tax Receivable Agreement
The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, the Company recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. These payments are expected to occur over the period ending approximately in 2035.
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2013.

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
On June 8, 2011, Kaplan Industry, Inc. v. Oaktree Capital Management, L.P. was filed in the U.S. District Court for the Southern District of Florida. In Kaplan, the plaintiff alleges that Oaktree Capital Management, L.P. tortiously interfered with a business relationship and engaged in a civil conspiracy through the actions of Gulmar Offshore Middle East, LLC (“Gulmar”), a business acquired by subsidiaries of OCM European Principal Opportunities Fund II, L.P. (“EPOF II”). Oaktree Capital Management, L.P. serves as investment manager to EPOF II. The complaint alleges that Gulmar breached a consortium agreement between Gulmar and Kaplan Industry, Inc. relating to the consortium’s performance of services to Petróleos de Venezuela, S.A., the state-owned oil producer of Venezuela. The plaintiff alleges that Oaktree is responsible for these breaches by Gulmar. The complaint seeks damages in excess of $800 million. The substance of the claim relates almost exclusively to actions by Gulmar prior to EPOF II’s acquisition and the basis of the claim is currently subject to an ongoing arbitration in the United Kingdom between Kaplan and Gulmar. On August 18, 2011, the court granted Oaktree Capital Management, L.P.’s motion to stay pending the completion of a related arbitration proceeding in London. Oaktree Capital Management, L.P. believes the case is without merit and that any exposure to loss is remote.
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or otherwise determinable. As of June 30, 2013 and December 31, 2012, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,127,500 and $2,137,798, respectively, for which related direct incentive income compensation expense was estimated to be $904,881 and $855,604, respectively.
Commitments to Funds
As of June 30, 2013 and December 31, 2012, the Company, generally in the capacity as general partner, had undrawn capital commitments of $258,299 and $265,401, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of June 30, 2013 and December 31, 2012, the consolidated funds had aggregate potential credit and investment commitments of $906,797 and $912,001, respectively. These commitments will be funded by the funds’ aggregate cash balance, asset sales proceeds or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. On December 20, 2012, certain consolidated funds (“Funds”) entered into a £200 million revolving credit facility (the “RCF”) pursuant to which certain portfolio companies of the Funds (“the borrowers”) will be able to draw under the RCF during a three-year period. The RCF has an annual commitment fee on unused commitments of 1.0% and

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

bears interest at an annual rate equal to Libor or Euribor, as applicable, plus 2.0%. The Funds guarantee the payment and other obligations of the borrowers under the RCF. The amounts borrowed, accrued interest and other costs of the RCF will be paid by the portfolio companies. As of June 30, 2013 and December 31, 2012, there were $106.7 million and zero borrowings outstanding, respectively. The Funds, as guarantors, must maintain compliance with certain financial covenants at all times. As of and for the six months ended June 30, 2013, the Funds were in compliance with these financial covenants.
The aggregate amounts guaranteed in addition to those described for the RCF were not material to the condensed consolidated financial statements as of June 30, 2013 and December 31, 2012.
13. RELATED PARTY TRANSACTIONS
The Company considers its principals, employees and non-consolidated Oaktree funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of
	June 30, 2013	December 31, 2012
Due from affiliates:
Loans	$42,925	$38,091
Amounts due from non-consolidated funds	1,334	661
Payments made on behalf of non-consolidated entities	3,644	3,444
Non-interest bearing advances made to certain non-controlling interest holders and employees	3,049	2,393
Total due from affiliates	$50,952	$44,589
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 11)	$249,200	$134,953
Amounts due to principals, certain non-controlling interest holders and employees	484	1,212
Total due to affiliates	$249,684	$136,165
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $891 and $609 for the six months ended June 30, 2013 and 2012, respectively.
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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before the Company’s initial public offering, (b) income taxes, (c) other income or expenses applicable to Oaktree Capital Group, LLC or its Intermediate Holding Companies and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Oaktree Operating Group level.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

ANI was as follows for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Management fees	$182,487	$188,843	$366,701	$380,105
Incentive income	338,057	129,018	665,241	191,687
Investment income	34,576	23,241	116,626	87,581
Total revenues	555,120	341,102	1,148,568	659,373
Expenses:
Compensation and benefits	(90,166)	(80,303)	(183,783)	(164,707)
Equity-based compensation	(924)	—	(1,576)	—
Incentive income compensation	(128,953)	(60,965)	(259,224)	(88,722)
General and administrative	(29,512)	(24,398)	(53,500)	(49,236)
Depreciation and amortization	(1,732)	(1,929)	(3,475)	(3,672)
Total expenses	(251,287)	(167,595)	(501,558)	(306,337)
Adjusted net income before interest and other income (expense)	303,833	173,507	647,010	353,036
Interest expense, net of interest income (1)	(7,136)	(8,063)	(14,543)	(16,227)
Other income (expense), net	284	66	264	2,333
Adjusted net income	$296,981	$165,510	$632,731	$339,142

(1)
Interest income was $0.9 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Oaktree Capital Group, LLC	$56,577	$24,719	$114,143	$43,327
Equity-based compensation (1)	6,181	7,795	11,981	19,984
Income taxes (2)	7,991	13,925	18,148	21,692
Non-Operating Group other income (3)	—	(6,260)	—	(6,260)
Non-Operating Group expenses (3)	466	100	676	278
OCGH non-controlling interest (3)	225,766	125,231	487,783	260,121
Adjusted net income	$296,981	$165,510	$632,731	$339,142

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended June 30, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$182,487	$(132,390)	$50,097
Incentive income (1)	338,057	(335,740)	2,317
Investment income (loss) (1)	34,576	(35,687)	(1,111)
Total expenses (2)	(251,287)	(34,253)	(285,540)
Interest expense, net (3)	(7,136)	(6,877)	(14,013)
Other income, net	284	—	284
Other income of consolidated funds (4)	—	1,300,787	1,300,787
Income taxes	—	(7,991)	(7,991)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(762,487)	(762,487)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(225,766)	(225,766)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$296,981	$(240,404)	$56,577
Corporate investments, at equity (5)	$1,061,793	$(977,461)	$84,332
Total assets(6)	$2,678,187	$41,217,230	$43,895,417

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $6,181 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $27,606 and (c) expenses incurred by the Intermediate Holding Companies of $466.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	As of or for the Three Months Ended June 30, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$188,843	$(159,636)	$29,207
Incentive income (1)	129,018	(129,018)	—
Investment income (1)	23,241	(19,536)	3,705
Total expenses (2)	(167,595)	(39,413)	(207,008)
Interest expense, net (3)	(8,063)	(3,797)	(11,860)
Other income, net (4)	66	6,260	6,326
Other income of consolidated funds (5)	—	1,017,178	1,017,178
Income taxes	—	(13,925)	(13,925)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(673,673)	(673,673)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(125,231)	(125,231)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$165,510	$(140,791)	$24,719
Corporate investments, at equity (6)	$1,195,084	$(1,069,050)	$126,034
Total assets (7)	$2,194,709	$42,576,060	$44,770,769

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $7,795 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $31,518 and (c) expenses incurred by the Intermediate Holding Companies of $100.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$366,701	$(274,065)	$92,636
Incentive income (1)	665,241	(662,924)	2,317
Investment income (1)	116,626	(105,494)	11,132
Total expenses (2)	(501,558)	(59,487)	(561,045)
Interest expense, net (3)	(14,543)	(11,051)	(25,594)
Other income, net	264	—	264
Other income of consolidated funds (4)	—	3,926,816	3,926,816
Income taxes	—	(18,148)	(18,148)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,826,452)	(2,826,452)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(487,783)	(487,783)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$632,731	$(518,588)	$114,143
Corporate investments, at equity (5)	$1,061,793	$(977,461)	$84,332
Total assets(6)	$2,678,187	$41,217,230	$43,895,417

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $11,981 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $46,830 and (c) expenses incurred by the Intermediate Holding Companies of $676.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$380,105	$(318,878)	$61,227
Incentive income (1)	191,687	(186,639)	5,048
Investment income (1)	87,581	(78,196)	9,385
Total expenses (2)	(306,337)	(68,238)	(374,575)
Interest expense, net (3)	(16,227)	(6,623)	(22,850)
Other income, net (4)	2,333	6,260	8,593
Other income of consolidated funds (5)	—	3,436,757	3,436,757
Income taxes	—	(21,692)	(21,692)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,798,445)	(2,798,445)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(260,121)	(260,121)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$339,142	$(295,815)	$43,327
Corporate investments, at equity (6)	$1,195,084	$(1,069,050)	$126,034
Total assets (7)	$2,194,709	$42,576,060	$44,770,769

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $19,984 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $47,976 and (c) expenses incurred by the Intermediate Holding Companies of $278.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

15. SUBSEQUENT EVENTS
On August 6, 2013, the Company declared a distribution of $1.51 per Class A unit. This distribution, which is related to the second quarter of 2013, will be paid on August 20, 2013 to Class A unitholders of record as of the close of business on August 16, 2013.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $76.4 billion in AUM as of June 30, 2013. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than a quarter-century we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets. Our investment approach, based on the primacy of risk control, and the strong risk-adjusted performance record it has produced appeal to the many investors who seek attractive returns with less-than-commensurate risk. Oaktree's growth and success are byproducts of our proven investment approach and our policy of putting clients' interests first.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has nearly doubled over the past decade, to over 1,800, including 75 of the 100 largest U.S. pension plans, 38 states in the United States, approximately 400 corporations, over 300 university, charitable and other endowments and foundations, 10 sovereign wealth funds and over 250 other non-U.S. institutional investors. We serve these clients with over 750 employees, including over 190 employee-owners who operate out of 13 offices in 10 countries, of which the largest offices are in Los Angeles (headquarters), London, New York and Hong Kong.
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
Business Environment and Developments
As a global investment manager, we are affected by myriad factors, including the condition of the economy and financial markets; the relative attractiveness of our investment strategies and investors' demand for them; and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and our revenue mix historically has allowed us to benefit from both strong and weak environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially distressed debt. Additionally, during weak financial markets there often is expanded availability of bargain investments for purchase, and our risk-controlled investment approach generally allows us to take maximum advantage of them. Conversely, the strong phase of the economic cycle generally increases the value of our investments and therefore the fees from strategies that are based on asset value, and creates favorable exit opportunities (and often incentive income). At the same time, however, this motivates us to be more restrained in sizing funds in distress-oriented strategies.
U.S. financial markets maintained their generally strong start to 2013 well into the second quarter, before slumping amid concern that tapering of the Federal Reserve's bond-buying program would start sooner and to greater negative impact than had been previously anticipated. For the quarter, the S&P 500 Index gained 2.9%. U.S. high yield bonds declined in price to provide record-low yields on historically average spreads before finishing the quarter with a total return of -1.3% (as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index). The leveraged loan market fared better than high yield bonds, as investors sought safety in those instruments'

floating interest rates. In Europe, equity markets were mixed as the eurozone continued to face recessionary headwinds. Emerging market equities fell in reaction to the prospect of both rising interest rates and decelerating growth in China and elsewhere.
We continued to harvest profitable investments during the quarter, resulting in $4.7 billion of distributions by our distressed debt and other closed-end funds. Given the strong financing environment and increased asset prices, attractive buying opportunities were relatively scarce, particularly in our distress-oriented funds, which have been distributing more than they have been investing. While this scarcity of investment opportunities is typical for this phase of the cycle, attractive risk-adjusted opportunities exist in a few pockets of dislocation, where access to capital has been restricted by traditional lenders. Among these promising areas are middle-market companies in Europe, certain commercial real estate sectors, and the shipping and power industries. We are capitalizing on these and other opportunities through our real estate and control investing funds, as well as our newer strategies and funds, such as Strategic Credit and Oaktree Enhanced Income Fund, L.P. (“EIF”).
Understanding Our Results – Consolidation of Oaktree Funds
GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests. Consolidated funds consist of those funds in which we hold a general partner interest that gives us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separately managed accounts, represented 33.2% of our AUM as of June 30, 2013, and 27.5% and 25.3% of our segment management fees and 9.6% and 8.3% of our segment revenues for the three and six months ended June 30, 2013, respectively.
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
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates. While we typically earn management fees for each of the funds that we manage, the contractual terms of those management fees generally vary by fund structure. We also have the opportunity to earn incentive income from most of our closed-end funds and evergreen funds. Our closed-end funds generally provide that our incentive allocation is equal to 20% of our investors’ profits, after the investors (including us, as general partner) receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we receive 80% of all distributions otherwise attributable to our investors and the investors receive the remaining 20% until we have received, in the aggregate, 20% of all such distributions in excess of contributed capital from the inception of the fund. Thereafter, all such future distributions are distributed 80% to the investors and 20% to us. Our third segment revenue source, investment income, represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds and companies. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our condensed consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of our funds.
Expenses
Compensation and Benefits
Compensation and benefits reflects all compensation-related items not directly related to incentive income or the vesting of OCGH and Class A units, including salaries, bonuses, compensation based on management fees or a definition of profits and employee benefits.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with both the OCGH units held by our principals and employees at the time of the 2007 Private Offering and subsequent grants of Class A and OCGH units. Starting with the year ended December 31, 2007, the non-cash compensation expense for units held at the time of the 2007 Private Offering was charged equally over the five-year vesting period that ended January 2, 2012, based on the units’ value as of the 2007 Private Offering. The remaining $5.1 million of unrecognized compensation expense relating to the 2007 Private Offering as of December 31, 2011 was recognized in the first quarter of 2012. As of June 30, 2013, we had $107.5 million of unrecognized compensation expense relating to unit grants subsequent to the 2007 Private Offering that we expect to recognize in our condensed consolidated financial statements over their weighted average remaining vesting period of 5.3 years.
Incentive Income Compensation
Incentive income compensation expense includes compensation directly related to segment incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the segment incentive income. There is no fixed percentage for this compensation expense, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income is not meaningful because of the fact that most segment incentive income is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For a meaningful percentage relationship, please see “—Segment Analysis” below. Additionally, note 12 to our condensed consolidated financial statements contains the estimated incentive income compensation expense related to accrued incentives (fund level).
General and Administrative
General and administrative expenses include costs related to occupancy, accountants, tax professionals, legal advisors, consultants, travel, communications and information services, foreign exchange activity, depreciation and amortization and other general operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling redeemable interests in consolidated funds. Until April 2012, we operated as a private company. As we have incurred additional expenses associated with being a public company, general and administrative expenses have increased as compared with periods before we became a public company. Examples of such expenses include insurance for our directors and officers and costs to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Act and the Sarbanes-Oxley Act.
Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs incurred by our consolidated funds, including travel expenses, professional fees, research expenses and other costs associated with administering these funds. Inasmuch as most of these fund expenses are borne by third-party fund investors, they are offset by credits attributable to the fund investors’ non-controlling redeemable interests in consolidated funds.
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
Investment Income (Loss)
Investment income represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in other third-party managed funds and companies.

Other Income (Expense), Net
Other income (expense), net primarily reflects the settlement of an arbitration award we received relating to a former principal and portfolio manager of our real estate group who left us in 2005. Additionally, the second quarter of 2012 includes the impact of a reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering.
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
Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) to evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes, (c) other income or expenses applicable to OCG or its Intermediate Holding Companies and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and inclusion of non-cash equity-based compensation charges related to unit grants made after our initial public offering will likely make our calculations of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures for other asset managers.
We calculate adjusted net income-OCG, or adjusted net income per Class A unit, a non-GAAP measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Oaktree Operating Group income taxes attributable to OCG. Two of our Intermediate Holding Companies incur U.S. federal and state income taxes for their share of Operating Group income. Generally, those two corporate entities hold an interest in the Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings generally have been subject to corporate-level taxation, and most of our incentive income and investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings represented a larger proportion of our ANI. Myriad other factors affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.

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
In accordance with GAAP, certain of our funds are consolidated into our condensed consolidated financial statements, notwithstanding the fact that we have only a minority economic interest in these funds. Consequently, our condensed consolidated financial statements reflect the results of our consolidated funds on a gross basis. In addition, our segment results include investment income (loss), which under the equity method of accounting represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in other third-party managed funds and companies, and which is largely non-cash in nature. By excluding the results of our consolidated funds and segment investment income (loss), which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, as well as distributions from our investments in companies, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
Distributable earnings differs from ANI in that it excludes segment investment income (loss) and includes the receipt of investment income or loss from distributions by our investments in funds and companies. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and, beginning in 2013, excludes non-cash equity-based compensation charges related to unit grants made after our initial public offering. In contrast to the GAAP measure of net income or loss attributable to OCG, distributable earnings also excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes and expenses that OCG or its Intermediate Holding Companies bear directly and (c) the adjustment for the OCGH non-controlling interest.
Distributable earnings-OCG, or distributable earnings per Class A unit, is a non-GAAP measure calculated to provide Class A unitholders with a measure that shows the portion of distributable earnings attributable to their ownership. Distributable earnings-OCG represents distributable earnings including the effect of (a) OCGH non-controlling interest, (b) expenses, such as current income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) amounts payable under a tax receivable agreement. The income tax expense included in distributable earnings-OCG represents the implied current provision for income taxes calculated using an approach similar to that which is used in calculating the income tax provision for adjusted net income-OCG.
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
Fee-related earnings-OCG, or fee-related earnings per Class A unit, is a non-GAAP measure calculated to provide Class A unitholders with a measure that shows the portion of fee-related earnings attributable to their ownership. Fee-related earnings-OCG represents fee-related earnings including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Operating Group income taxes attributable to OCG. Fee-related earnings-OCG income taxes are calculated excluding any segment incentive income or investment income (loss).
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
Incentives Created (Fund Level)
Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among other factors. In addition to incentive income compensation expense, the magnitude of the annual bonus pool is indirectly affected by the level of incentive income, net of its associated incentive income compensation expense. The total charge related to the annual bonus pool, including the portion attributable to our incentive income, is reflected in the financial statement line item “compensation and benefits expense.”
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the limited partner investors’ profits, subject to an annual preferred return of typically 8%. Although GAAP allows the equivalent of incentives created (fund level) to be recognized as revenue by us under Method 2, we have always followed the Method 1 approach offered by GAAP that is dependent on additional factors, including the incentive allocations becoming fixed or determinable, so as to reduce by a substantial degree the possibility that revenue recognized by us would be reversed in a subsequent period. Consequently, during the active life of a fund, the amounts of incentives created (fund level) and incentives we receive or recognize are not expected to move in tandem because of the disparity, inherent in the method of accounting we utilize under GAAP, between the time that potential incentives are created at the fund level and the time that the revenue recognition criteria is met. We track incentives created (fund level) because it provides an indication of the value for us currently being created by our investment activities and facilitates comparability with those companies in our industry that utilize the alternative accrual-based Method 2 for recognizing incentive income in their financial statements.
Uncalled Capital Commitments
Uncalled capital commitments represent undrawn capital commitments by partners (including Oaktree as general partner) of our closed-end funds in their investment periods and certain evergreen funds. If a fund distributes capital during its investment period, that capital is typically subject to possible recall, in which case it is included in uncalled capital commitments.
Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Operations	2013	2012	2013	2012
	(in thousands)
Revenues:
Management fees	$50,097	$29,207	$92,636	$61,227
Incentive income	2,317	—	2,317	5,048
Total revenues	52,414	29,207	94,953	66,275
Expenses:
Compensation and benefits	(90,263)	(80,302)	(183,978)	(164,766)
Equity-based compensation	(7,105)	(7,795)	(13,557)	(19,984)
Incentive income compensation	(128,953)	(60,965)	(259,224)	(88,722)
Total compensation and benefits expense	(226,321)	(149,062)	(456,759)	(273,472)
General and administrative	(31,124)	(24,166)	(52,608)	(50,101)
Consolidated fund expenses	(28,095)	(33,780)	(51,678)	(51,002)
Total expenses	(285,540)	(207,008)	(561,045)	(374,575)
Other income (loss):
Interest expense	(14,013)	(11,860)	(25,594)	(22,850)
Interest and dividend income	580,593	463,873	986,845	1,003,491
Net realized gain on consolidated funds’ investments	831,989	733,521	2,030,249	1,807,659
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(111,795)	(180,216)	909,722	625,607
Investment income (loss)	(1,111)	3,705	11,132	9,385
Other income (expense), net	284	6,326	264	8,593
Total other income	1,285,947	1,015,349	3,912,618	3,431,885
Income before income taxes	1,052,821	837,548	3,446,526	3,123,585
Income taxes	(7,991)	(13,925)	(18,148)	(21,692)
Net income	1,044,830	823,623	3,428,378	3,101,893
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(762,487)	(673,673)	(2,826,452)	(2,798,445)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(225,766)	(125,231)	(487,783)	(260,121)
Net income attributable to Oaktree Capital Group, LLC	$56,577	$24,719	$114,143	$43,327

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Revenues
Management Fees
Management fees increased $20.9 million, or 71.6%, to $50.1 million for the three months ended June 30, 2013, from $29.2 million for the three months ended June 30, 2012. The increase reflected $5.5 million in higher fees earned across our U.S. high yield bond, U.S. convertible securities and senior loan strategies, and $15.2 million in greater advisory, director and certain other transaction fees for the benefit of our consolidated funds. We reduce our management fees by the amount of such ancillary fees so that our funds' investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, they are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income was $2.3 million for the three months ended June 30, 2013 compared to zero for the three months ended June 30, 2012. The $2.3 million of incentive income in the current-year period reflected realizations attributable to the unconsolidated OCM/GFI Power Opportunities Fund II, L.P. (“Power Fund II”) and from a separately managed account.
Expenses
Compensation and Benefits
Compensation and benefits increased $10.0 million, or 12.5%, to $90.3 million for the three months ended June 30, 2013, from $80.3 million for the three months ended June 30, 2012. The increase primarily reflected growth in headcount of 9.2% between June 30, 2012 and June 30, 2013, and secondarily reflected $4.5 million of higher phantom equity plan expense (to $1.3 million in the current-year period) tied to changes in our Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense decreased $0.7 million, or 9.0%, to $7.1 million for the three months ended June 30, 2013, from $7.8 million for the three months ended June 30, 2012, primarily reflecting the full vesting in the prior-year period of certain unit grants.
Incentive Income Compensation
Incentive income compensation expense increased $68.0 million, or 111.5%, to $129.0 million for the three months ended June 30, 2013, from $61.0 million for the three months ended June 30, 2012. The increase primarily resulted from the 162.1% increase in segment incentive income over the same period. The increase in incentive income compensation expense would have been $21.2 million greater had we not acquired and expensed in 2011 a small portion of certain investment professionals' carried interest in OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”).
General and Administrative
General and administrative expenses increased $6.9 million, or 28.5%, to $31.1 million for the three months ended June 30, 2013, from $24.2 million for the three months ended June 30, 2012. Excluding the impact of foreign currency-related items, general and administrative expenses increased $4.3 million, or 16.4%, to $30.5 million from $26.2 million. The increase reflected costs associated with corporate growth and being a public company.
Consolidated Fund Expenses
Consolidated fund expenses decreased $5.7 million, or 16.9%, to $28.1 million for the three months ended June 30, 2013, from $33.8 million for the three months ended June 30, 2012. The decrease reflected lower professional fees and administrative costs related to managing our funds.
Other Income (Loss)
Interest Expense
Interest expense increased $2.1 million, or 17.6%, to $14.0 million for the three months ended June 30, 2013, from $11.9 million for the three months ended June 30, 2012. The increase was primarily attributable to a $2.8 million increase in aggregate interest expense from our consolidated funds, partially offset by $0.7 million in lower interest expense related to Oaktree and its operating subsidiaries, reflecting scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both Oaktree's improved credit rating and refinancing our credit facility in the fourth quarter of 2012.
Interest and Dividend Income
Interest and dividend income increased $116.7 million, or 25.2%, to $580.6 million for the three months ended June 30, 2013, from $463.9 million for the three months ended June 30, 2012. The increase reflected $116.4 million of higher interest and dividend income related to the consolidated funds, as well as a $0.3 million increase in interest income for Oaktree and its operating subsidiaries. The $116.4 million increase related to the consolidated funds was largely due to $173.3 million of higher interest and dividend income from control investing funds, partially offset by $53.0 million of lower interest and dividend income from distressed debt funds.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $98.5 million, or 13.4%, to $832.0 million for the three months ended June 30, 2013, from $733.5 million for the three months ended June 30, 2012. Of the $832.0 million net realized gain in the current-year period, $486.1 million was attributable to distressed debt funds, including $128.9 million from Opps VIIb, $135.2 million was from control investing funds and $131.5 million arose from real estate funds. Of the $733.5 million net realized gain in the prior-year period, $445.2 million was attributable to distressed debt funds, including $136.8 million from Opps VIIb, $124.0 million was from control investing funds and $121.4 million was from real estate funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments improved by $68.4 million, to a loss of $111.8 million for the three months ended June 30, 2013, from a loss of $180.2 million for the three months ended June 30, 2012. Excluding the $98.5 million increase in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments increased $166.9 million, to $720.2 million for the three months ended June 30, 2013, from $553.3 million for the three months ended June 30, 2012. Of the $720.2 million net gain in the current-year period, $422.6 million was attributable to distressed debt funds, $314.3 million was from control investing funds and $119.8 million was from real estate funds, partially offset by a loss of $119.1 million from our high yield bond strategies. Of the $553.3 million net gain in the prior-year period, $277.8 million was attributable to control investing funds, $149.4 million was from distressed debt funds and $96.7 million arose from real estate funds.
Investment Income (Loss)
Investment income (loss) decreased $4.8 million to a loss of $1.1 million for the three months ended June 30, 2013, from a gain of $3.7 million for the three months ended June 30, 2012. The decrease was primarily attributable to our one-fifth ownership interest in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), which accounted for an investment loss of $1.0 million and investment income of $4.8 million in the current-year and prior-year periods, respectively. Our investment in the DoubleLine Opportunistic Income LP fund accounted for a loss of $0.2 million and income of $0.8 million in the current-year and prior-year periods, respectively. In the current-year period, DoubleLine incurred a placement fee associated with the launch of a closed-end fund and a non-cash charge related to the firm's employee ownership interests; excluding the effect of those two expenses, the current-year period's investment loss of $1.0 million would have been investment income of approximately $10 million. Our share of performance fees from DoubleLine generated investment income of $1.0 million and $0.8 million in the current-year and prior-year periods, respectively. The DoubleLine fund primarily responsible for generating performance fees was below its high-water mark as of June 30, 2013.
Other Income (Expense), Net
Other income decreased to income of $0.3 million for the three months ended June 30, 2013, from income of $6.3 million for the three months ended June 30, 2012. The current-year income reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left in 2005. The prior-year income primarily reflected a reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering.

Income Taxes
Income taxes decreased $5.9 million, or 42.4%, to $8.0 million for the three months ended June 30, 2013, from $13.9 million for the three months ended June 30, 2012. This expense declined, despite an increase in income before income taxes related to Class A unitholders, because of a year-over-year decrease in the effective tax rate related to Class A unitholders and because the prior-year period included a nonrecurring tax expense of $7.1 million stemming from a remeasurement of deferred tax assets. The effective tax rate related to Class A unitholders for the three months ended June 30, 2013 was 11%, based on an estimated annual rate of 12%. The effective tax rate related to Class A unitholders for the three months ended June 30, 2012 was 17%, based on an estimated annual rate of 19%, without the $7.1 million nonrecurring tax expense, and 33%, based on an estimated annual rate of 25%, with it. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year's income tax expense. Please see “—Understanding Our Results – Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $31.9 million, or 129.1%, to $56.6 million for the three months ended June 30, 2013, from $24.7 million for the three months ended June 30, 2012. The increase resulted primarily from higher segment revenues, partially offset by higher segment expenses.
Net Income Attributable to Non-controlling Redeemable Interests in Consolidated Funds
Net income attributable to non-controlling redeemable interests in consolidated funds increased $88.8 million, or 13.2%, to $762.5 million for the three months ended June 30, 2013, from $673.7 million for the three months ended June 30, 2012, primarily as a result of higher interest and dividend income and higher net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Revenues
Management Fees
Management fees increased $31.4 million, or 51.3%, to $92.6 million for the six months ended June 30, 2013, from $61.2 million for the six months ended June 30, 2012. The increase reflected $10.2 million in higher fees earned across our U.S. high yield bond, U.S. convertible securities and senior loan strategies, and $20.7 million in greater advisory, director and certain other transaction fees for the benefit of our consolidated funds. We reduce our management fees by the amount of such ancillary fees so that our funds' investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, they are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income decreased $2.7 million, or 54.0%, to $2.3 million for the six months ended June 30, 2013, from $5.0 million for the six months ended June 30, 2012, primarily reflecting a decline in realizations attributable to the unconsolidated Power Fund II.
Expenses
Compensation and Benefits
Compensation and benefits increased $19.2 million, or 11.7%, to $184.0 million for the six months ended June 30, 2013, from $164.8 million for the six months ended June 30, 2012. The increase primarily reflected growth in headcount of 9.2% between June 30, 2012 and June 30, 2013, and secondarily reflected $5.8 million of higher phantom equity plan expense (to $3.8 million in the current-year period) tied to changes in our Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense decreased $6.4 million, or 32.0%, to $13.6 million for the six months ended June 30, 2013, from $20.0 million for the six months ended June 30, 2012. The decline was primarily attributable to the final vesting of pre-2007 Private Offering units on January 2, 2012.

Incentive Income Compensation
Incentive income compensation expense increased $170.5 million, or 192.2%, to $259.2 million for the six months ended June 30, 2013, from $88.7 million for the six months ended June 30, 2012. The increase primarily resulted from the 247.0% increase in segment incentive income over the same period. The increase in incentive income compensation expense would have been $36.4 million greater had we not acquired and expensed in 2011 a small portion of certain investment professionals' carried interest in Opps VIIb.
General and Administrative
General and administrative expenses increased $2.5 million, or 5.0%, to $52.6 million for the six months ended June 30, 2013, from $50.1 million for the six months ended June 30, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in non-recurring costs associated with our initial public offering that were incurred in the prior-year period, general and administrative expenses increased $6.8 million, or 13.5%, to $57.2 million from $50.4 million. The increase reflected costs associated with corporate growth and being a public company.
Consolidated Fund Expenses
Consolidated fund expenses increased $0.7 million, or 1.4%, to $51.7 million for the six months ended June 30, 2013, from $51.0 million for the six months ended June 30, 2012, reflecting slightly higher professional fees and administrative costs related to managing our funds.
Other Income (Loss)
Interest Expense
Interest expense increased $2.7 million, or 11.8%, to $25.6 million for the six months ended June 30, 2013, from $22.9 million for the six months ended June 30, 2012. The increase was primarily attributable to a $4.0 million increase in aggregate interest expense from our consolidated funds, partially offset by $1.3 million in lower interest expense related to Oaktree and its operating subsidiaries, reflecting scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both Oaktree's improved credit rating and refinancing our credit facility in the fourth quarter of 2012.
Interest and Dividend Income
Interest and dividend income decreased $16.7 million, or 1.7%, to $986.8 million for the six months ended June 30, 2013, from $1,003.5 million for the six months ended June 30, 2012. The decrease reflected $17.1 million of lower interest and dividend income related to the consolidated funds, as well as a $0.4 million increase in interest income for Oaktree and its operating subsidiaries. The $17.1 million decline related to the consolidated funds was primarily attributable to $187.7 million of lower interest and dividend income from distressed debt funds, largely offset by $155.9 million of higher interest and dividend income from control investing funds.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $222.5 million, or 12.3%, to $2,030.2 million for the six months ended June 30, 2013, from $1,807.7 million for the six months ended June 30, 2012. Of the $2,030.2 million net realized gain in the current-year period, $1,249.2 million was attributable to distressed debt funds, including $520.8 million from Opps VIIb, $456.1 million was from control investing funds and $160.4 million arose from real estate funds. Of the $1,807.7 million net realized gain in the prior-year period, $1,383.3 million was attributable to distressed debt funds, with Opps VIIb accounting for $907.6 million, $236.6 million was from control investing funds and $134.6 million arose from real estate funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation on consolidated funds’ investments increased $284.1 million, or 45.4%, to $909.7 million for the six months ended June 30, 2013, from $625.6 million for the six months ended June 30, 2012. Excluding the $222.5 million increase in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments increased $506.6 million, to $2,939.9 million for the six months ended June 30, 2013, from $2,433.3 million for the six months ended June 30, 2012. Of the $2,939.9 million net gain in the current-year period, $1,950.9 million was attributable to distressed debt funds, including $493.2 million from Opps VIIb. Of the remaining $989.0 million net gain, $709.8 million was attributable to control investing funds and $293.0 million was from real estate funds. Of the $2,433.3 million net gain in the prior-year period, $1,615.7 million was attributable to distressed debt funds, including $761.1 million from Opps VIIb. Of the remaining $817.6 million net gain, $376.4 million was attributable to control investing funds, $219.7 million arose from real estate funds and $124.0 was from our high yield bond strategies.
Investment Income (Loss)
Investment income increased $1.7 million, or 18.1%, to $11.1 million for the six months ended June 30, 2013, from $9.4 million for the six months ended June 30, 2012. The increase was primarily attributable to the inclusion of a $2.5 million loss in the prior-year period resulting from our investment in Apson Global Fund L.P. Our one-fifth ownership interest in DoubleLine contributed $10.0 million and $8.9 million of investment income in the current-year and prior-year periods, respectively, and our investment in the DoubleLine Opportunistic Income LP fund accounted for income of $0.9 million and $3.0 million in the current-year and prior-year periods, respectively. In the current-year period, DoubleLine incurred a placement fee associated with the launch of a closed-end fund and a non-cash charge related to the firm's employee ownership interests; excluding the effect of those two expenses, the current-year period's investment income of $10.0 million would have been investment income of approximately $21 million. Our share of performance fees from DoubleLine generated investment income of $3.0 million and $2.4 million in the current-year and prior-year periods, respectively. The DoubleLine fund primarily responsible for generating performance fees was below its high-water mark as of June 30, 2013.
Other Income (Expense), Net
Other income decreased to income of $0.3 million for the six months ended June 30, 2013, from income of $8.6 million for the six months ended June 30, 2012. The current-year income reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left in 2005. The prior-year income of $8.6 million included a $6.3 million reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering. The remaining $2.3 million primarily represented a gain on the sale of a real estate property received as part of the 2010 arbitration award.
Income Taxes
Income taxes decreased $3.6 million, or 16.6%, to $18.1 million for the six months ended June 30, 2013, from $21.7 million for the six months ended June 30, 2012. This expense declined, despite an increase in income before income taxes related to Class A unitholders, because of a year-over-year decrease in the effective tax rate related to Class A unitholders and because the prior-year period included a nonrecurring tax expense of $7.1 million stemming from a remeasurement of deferred tax assets. The effective tax rate related to Class A unitholders for the six months ended June 30, 2013 was 12%, based on an estimated annual rate of 12%. The effective tax rate related to Class A unitholders for the six months ended June 30, 2012 was 19%, based on an estimated annual rate of 19%, without the $7.1 million nonrecurring tax expense, and 29%, based on an estimated annual rate of 25%, with it. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year's income tax expense. Please see “—Understanding Our Results – Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $70.8 million, or 163.5%, to $114.1 million for the six months ended June 30, 2013, from $43.3 million for the six months ended June 30, 2012. The increase resulted primarily from higher segment revenues, partially offset by higher segment expenses.
Net Income Attributable to Non-controlling Redeemable Interests in Consolidated Funds
Net income attributable to non-controlling redeemable interests in consolidated funds increased $28.1 million, to $2,826.5 million for the six months ended June 30, 2013, from $2,798.4 million for the six months ended June 30, 2012, primarily as a result of higher net gains on investments, partially offset by lower interest and dividend income. These effects are described in more detail under “—Other Income (Loss)” above.

Segment Financial Data
The following table presents segment financial data as of or for the three and six months ended June 30, 2013 and 2012:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
Segment Statements of Operations Data: (1)	2013	2012	2013	2012
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$182,487	$188,843	$366,701	$380,105
Incentive income	338,057	129,018	665,241	191,687
Investment income	34,576	23,241	116,626	87,581
Total revenues	555,120	341,102	1,148,568	659,373
Expenses:
Compensation and benefits	(90,166)	(80,303)	(183,783)	(164,707)
Equity-based compensation	(924)	—	(1,576)	—
Incentive income compensation	(128,953)	(60,965)	(259,224)	(88,722)
General and administrative	(29,512)	(24,398)	(53,500)	(49,236)
Depreciation and amortization	(1,732)	(1,929)	(3,475)	(3,672)
Total expenses	(251,287)	(167,595)	(501,558)	(306,337)
Adjusted net income before interest and other income (expense)	303,833	173,507	647,010	353,036
Interest expense, net of interest income (2)	(7,136)	(8,063)	(14,543)	(16,227)
Other income (expense), net	284	66	264	2,333
Adjusted net income	$296,981	$165,510	$632,731	$339,142
Adjusted net income-OCG	$57,928	$26,247	$116,655	$46,694
Adjusted net income per Class A unit	1.75	0.89	3.69	1.79
Distributable earnings	313,157	176,355	608,184	313,684
Distributable earnings-OCG	63,966	30,073	118,042	45,300
Distributable earnings per Class A unit	1.94	1.02	3.73	1.73
Fee-related earnings	60,153	82,213	124,367	162,490
Fee-related earnings-OCG	11,512	12,120	21,919	21,388
Fee-related earnings per Class A unit	0.35	0.41	0.69	0.82

Weighted average number of Operating Group units outstanding	150,997	150,791	150,906	150,616
Weighted average number of Class A units outstanding	33,020	29,586	31,611	26,137

Operating Metrics:
Assets under management (in millions):
Assets under management	$76,400	$78,713	$76,400	$78,713
Management fee-generating assets under management	64,614	66,311	64,614	66,311
Incentive-creating assets under management	32,095	35,996	32,095	35,996
Uncalled capital commitments	10,986	13,737	10,986	13,737
Accrued incentives (fund level):
Incentives created (fund level)	195,243	(9,116)	654,943	256,046
Incentives created (fund level), net of associated incentive income compensation expense	96,694	(589)	359,452	158,846
Accrued incentives (fund level)	2,127,500	1,751,326	2,127,500	1,751,326
Accrued incentives (fund level), net of associated incentive income compensation expense	1,222,619	1,070,597	1,222,619	1,070,597

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes, (c) other income or expenses applicable to OCG or its Intermediate Holding Companies and (d) the adjustment for the OCGH non-controlling interest. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)
Interest income was $0.9 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

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
Assets Under Management
AUM as of June 30, 2013, March 31, 2013 and June 30, 2012 are set forth below:

	As of
	June 30, 2013	March 31, 2013	June 30, 2012
	(in millions)
Assets Under Management:
Closed-end funds	$44,197	$46,381	$49,795
Open-end funds	29,271	29,837	26,542
Evergreen funds	2,932	2,583	2,376
Total	$76,400	$78,801	$78,713
The change in AUM for the three and six months ended June 30, 2013 and 2012 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Change in Assets Under Management:
Beginning balance	$78,801	$77,850	$77,051	$74,857
Closed-end funds:
New capital commitments	722	3,466	1,937	5,200
Distributions for a realization event/other	(4,711)	(2,723)	(7,891)	(5,301)
Foreign currency translation	65	(259)	(68)	(120)
Change in market value (1)	1,185	752	3,420	2,646
Change in applicable leverage	555	(19)	1,099	(55)
Open-end funds:
Contributions	965	823	2,092	1,997
Redemptions	(1,364)	(1,105)	(2,593)	(1,991)
Foreign currency translation	7	(146)	(87)	(70)
Change in market value (1)	(174)	137	767	1,564
Evergreen funds:
Contributions or new capital commitments	485	4	722	4
Redemptions	(144)	(76)	(161)	(141)
Distributions from restructured funds	(17)	—	(32)	(34)
Foreign currency translation	1	(2)	—	(1)
Change in market value (1)	24	11	144	158
Ending balance	$76,400	$78,713	$76,400	$78,713

(1)	Change in market value represents the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses.

Management Fee-generating Assets Under Management
Management fee-generating AUM as of June 30, 2013, March 31, 2013 and June 30, 2012 are set forth below:

	As of
	June 30, 2013	March 31, 2013	June 30, 2012
	(in millions)
Management Fee-generating Assets Under Management:
Closed-end funds	$33,119	$34,412	$37,709
Open-end funds	29,235	29,799	26,523
Evergreen funds	2,260	2,139	2,079
Total	$64,614	$66,350	$66,311
The change in management fee-generating AUM for the three and six months ended June 30, 2013 and 2012 is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Change in Management Fee-generating Assets Under Management:
Beginning balance	$66,350	$67,973	$66,784	$66,964
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital	551	—	932	251
Capital drawn by funds that pay fees based on drawn capital or NAV	610	427	1,312	514
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (1)	(2,859)	(1,521)	(5,606)	(2,622)
Distributions by funds that pay fees based on NAV	(57)	(137)	(118)	(292)
Foreign currency translation	42	(123)	(103)	(113)
Change in market value (2)	(125)	63	(133)	157
Change in applicable leverage	545	(19)	1,085	(54)
Open-end funds:
Contributions	965	824	2,092	1,998
Redemptions	(1,364)	(1,106)	(2,593)	(1,991)
Foreign currency translation	7	(146)	(87)	(70)
Change in market value	(172)	136	767	1,562
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	240	4	311	4
Redemptions	(144)	(76)	(161)	(141)
Change in market value	25	12	132	144
Ending balance	$64,614	$66,311	$64,614	$66,311

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

(2)	The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable.

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to funds for which management fees are based on NAV or drawn capital;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM as of June 30, 2013, March 31, 2013 and June 30, 2012 is set forth below:

	As of
	June 30, 2013	March 31, 2013	June 30, 2012
	(in millions)
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:
Assets under management	$76,400	$78,801	$78,713
Difference between assets under management and committed capital or cost basis for closed-end funds (1)	(4,761)	(5,160)	(4,128)
Capital commitments to funds that have not yet begun to generate management fees	(4,855)	(4,994)	(4,713)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(733)	(846)	(1,710)
Oaktree’s general partner investments in management fee-generating funds	(940)	(1,003)	(1,004)
Closed-end funds that are no longer paying management fees	(289)	(218)	(598)
Funds for which management fees were permanently waived	(208)	(230)	(249)
Management fee-generating assets under management	$64,614	$66,350	$66,311

(1)	Not applicable to closed-end funds that pay management fees based on NAV or leverage, as applicable.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below:

	As of
	June 30, 2013	March 31, 2013	June 30, 2012
Weighted Average Annual Management Fee Rates:
Closed-end funds	1.49%	1.49%	1.51%
Open-end funds	0.49	0.49	0.47
Evergreen funds	1.72	1.80	1.80
Overall	1.04	1.05	1.10

Incentive-creating Assets Under Management
Incentive-creating AUM as of June 30, 2013, March 31, 2013 and June 30, 2012 are set forth below:

	As of
	June 30, 2013	March 31, 2013	June 30, 2012
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$29,920	$31,862	$33,930
Evergreen funds	2,175	2,088	2,066
Total	$32,095	$33,950	$35,996
As of June 30, 2013, of the $32.1 billion in incentive-creating AUM, $22.9 billion, or 71.3%, was generating incentives at the fund level. Incentive-creating AUM does not include undrawn capital commitments because they are not part of the NAV.
Three Months Ended June 30, 2013
AUM decreased $2.4 billion, or 3.0%, from $78.8 billion as of March 31, 2013, to $76.4 billion as of June 30, 2013. The decrease was primarily attributable to $4.7 billion in distributions by closed-end funds in liquidation, partially offset by $1.0 billion in aggregate market-value gains and $1.3 billion in new capital commitments and fee-generating leverage in our closed-end funds. The $4.7 billion in aggregate distributions included $1.4 billion from Opps VIIb, $1.3 billion from other distressed debt funds, $1.0 billion from real estate funds and $0.8 billion from global principal funds. New capital commitments and fee-generating leverage to closed-end funds included $0.6 billion for Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”) and $0.6 billion for EIF. Net outflows across open-end funds, principally high yield bonds, accounted for $0.4 billion of the overall decrease. For evergreen funds, AUM increased by $0.3 billion, principally as a result of new capital commitments to our Strategic Credit strategy.
Management fee-generating AUM decreased $1.8 billion, or 2.7%, from $66.4 billion as of March 31, 2013, to $64.6 billion as of June 30, 2013. The decrease reflected a $2.9 billion decline attributable to asset sales by closed-end funds in liquidation and $0.4 billion of net outflows in our open-end funds, partially offset by increases of $0.6 billion from new capital commitments for ROF VI and $1.2 billion in drawdowns by funds that pay fees based on drawn capital or NAV, including leverage. Opps VIIb accounted for $0.8 billion of the $2.9 billion decline from asset sales by closed-end funds in liquidation. The $1.2 billion in drawdowns included $0.7 billion from EIF and an additional 5% drawdown for distressed debt Oaktree Opportunities Fund IX, L.P. (“Opps IX”), bringing total drawn capital as of June 30, 2013 to 10% of Opps IX's $5.0 billion of committed capital. As we had not commenced Opps IX's investment period as of June 30, 2013, management fees were assessed only on Opps IX's drawn capital, and management fee-generating AUM included only that portion of its committed capital.
Incentive-creating AUM decreased $1.9 billion, or 5.6%, from $34.0 billion as of March 31, 2013, to $32.1 billion as of June 30, 2013. The decrease was primarily attributable to $4.2 billion in distributions from closed-end funds, partially offset by $1.1 billion in market-value gains and $1.1 billion in drawn capital by closed-end funds. Opps VIIb accounted for $1.4 billion of the $4.2 billion in distributions.
Three Months Ended June 30, 2012
AUM increased $0.8 billion, or 1.0%, from $77.9 billion as of March 31, 2012, to $78.7 billion as of June 30, 2012. The increase was primarily attributable to net inflows in our closed-end funds, reflecting $3.5 billion in new capital commitments, including $3.4 billion raised for Opps IX, and $2.7 billion in distributions by funds in liquidation. Of the $2.7 billion in distributions, $0.9 billion was attributable to Opps VIIb.
Management fee-generating AUM decreased $1.7 billion, or 2.5%, from $68.0 billion as of March 31, 2012, to $66.3 billion as of June 30, 2012. The decrease was primarily attributable to our closed-end funds in liquidation, as aggregate declines of $1.5 billion outpaced an increase of $0.4 billion in drawdowns for closed-end funds for which management fees are based on drawn capital or NAV. Of the $1.7 billion decline, Opps VIIb accounted for $0.7 billion. Opps IX's $4.6 billion in committed capital as of June 30, 2012 was not included in management fee-generating AUM, as the fund had not commenced its investment period. Net outflows accounted for most of the quarter's $0.3 billion decrease across open-end funds.

Incentive-creating AUM decreased $0.6 billion, or 1.6%, from $36.6 billion as of March 31, 2012, to $36.0 billion as of June 30, 2012. The decrease was primarily attributable to $2.8 billion in distributions from closed-end funds, partially offset by closed-end funds' aggregate $1.7 billion in drawn capital and $0.7 billion in market-value gains. Of the $2.8 billion in distributions, Opps VIIb accounted for $0.9 billion.
Six Months Ended June 30, 2013
AUM decreased $0.7 billion, or 0.9%, from $77.1 billion as of December 31, 2012, to $76.4 billion as of June 30, 2013. The decrease reflected $7.9 billion in distributions by closed-end funds in liquidation, largely offset by $4.3 billion in aggregate market-value gains and $3.0 billion in new capital commitments and fee-generating leverage in our closed-end funds. The $7.9 billion in aggregate distributions included $2.2 billion from Opps VIIb, $2.7 billion from other distressed debt funds, $1.1 billion from global principal funds, $1.1 billion from real estate funds and $0.5 million from European principal funds. New capital commitments and fee-generating leverage to closed-end funds included $0.9 billion for ROF VI and $1.5 billion for EIF. Net outflows in open-end funds accounted for $0.5 billion of the decline. For evergreen funds, AUM increased by $0.7 billion, principally reflecting new capital commitments to our Strategic Credit strategy.
Management fee-generating AUM decreased $2.2 billion, or 3.3%, from $66.8 billion as of December 31, 2012, to $64.6 billion as of June 30, 2013. The decrease reflected $5.6 billion in asset sales by closed-end funds in liquidation and $0.5 billion of net outflows in our open-end funds, partially offset by $0.8 billion in market-value gains in funds for which management fees are based on NAV and increases of $0.9 billion due to new capital commitments for ROF VI and $2.4 billion in drawdowns by funds that pay fees based on drawn capital or NAV, including leverage. Opps VIIb accounted for $2.3 billion of the $5.6 billion decline from asset sales by closed-end funds in liquidation. As of June 30, 2013, Opps IX had made an aggregate 10% drawdown against its $5.0 billion of committed capital. As we had not commenced Opps IX's investment period as of June 30, 2013, management fees were assessed only on Opps IX's drawn capital, and management fee-generating AUM included only that portion of its committed capital.
Incentive-creating AUM decreased $1.9 billion, or 5.6%, from $34.0 billion as of December 31, 2012, to $32.1 billion as of June 30, 2013. The decrease was primarily attributable to $7.3 billion in distributions from closed-end funds, partially offset by $3.3 billion in market-value gains and $1.9 billion in drawn capital by closed-end funds. Opps VIIb accounted for $2.1 billion of the $7.3 billion in distributions.
Six Months Ended June 30, 2012
AUM increased $3.8 billion, or 5.1%, from $74.9 billion as of December 31, 2011, to $78.7 billion as of June 30, 2012. The increase was primarily due to $4.4 billion in aggregate market-value gains and $5.2 billion in new capital commitments, including $4.6 billion for Opps IX. These increases were partially offset by $5.3 billion in distributions by closed-end funds in liquidation, of which Opps VIIb accounted for $2.6 billion. The increase in market values and the pace of fund realizations reflected the generally strong performance of financial markets in the first quarter of 2012.
Management fee-generating AUM decreased $0.7 billion, or 1.0%, from $67.0 billion as of December 31, 2011, to $66.3 billion as of June 30, 2012. The decrease was primarily attributable to a $2.6 billion decline caused by closed-end funds in liquidation, partially offset by $0.8 billion of increases related to new capital commitments and drawdowns for closed-end funds on which management fees are based on drawn capital or NAV, as well as $1.6 billion in market-value gains in open-end funds. Of the $2.6 billion component, Opps VIIb accounted for $1.4 billion. Opps IX's $4.6 billion in committed capital as of June 30, 2012 was not included in management fee-generating AUM as the fund had not yet commenced its investment period.
Incentive-creating AUM decreased $0.2 billion, or 0.6%, from $36.2 billion as of December 31, 2011, to $36.0 billion as of June 30, 2012. The decrease was primarily due to $5.1 billion in distributions by closed-end funds, partially offset by $2.6 billion in drawn capital and $2.6 billion in market-value gains across closed-end and evergreen funds. Opps VIIb accounted for $2.5 billion of the $5.1 billion in distributions.

Accrued Incentives and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as of June 30, 2013 and 2012, as well as changes in accrued incentives (fund level) for the periods presented, are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$2,270,314	$1,889,460	$2,137,798	$1,686,967
Incentives created (fund level):
Closed-end funds	190,245	(11,465)	629,831	242,729
Evergreen funds	4,998	2,349	25,112	13,317
Total incentives created (fund level)	195,243	(9,116)	654,943	256,046
Less: segment incentive income recognized by us	(338,057)	(129,018)	(665,241)	(191,687)
Ending balance	$2,127,500	$1,751,326	$2,127,500	$1,751,326
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,222,619	$1,070,597	$1,222,619	$1,070,597
Three Months Ended June 30, 2013 and 2012
Incentives created (fund level) amounted to $195.2 million for the three months ended June 30, 2013, reflecting price gains across our incentive-creating funds. Of the $195.2 million of incentives created (fund level), $52.7 million was attributable to Opps VIII, $64.8 million to other distressed debt funds and $64.5 million to control investing funds.
Incentives created (fund level) was negative $9.1 million for the three months ended June 30, 2012, reflecting an $18.2 million negative impact from the euro's decline versus the U.S. dollar. Excluding the euro's negative impact, incentives created (fund level) would have been positive $9.1 million.
Six Months Ended June 30, 2013 and 2012
Incentives created (fund level) amounted to $654.9 million for the six months ended June 30, 2013, reflecting the 71.3% share of our incentive-creating AUM that was creating incentives as of June 30, 2013. Of the $654.9 million of incentives created (fund level), $108.2 million was attributable to Opps VIIb, $393.7 million to other distressed debt funds and $127.7 million to control investing and real estate funds.
Incentives created (fund level) amounted to $256.0 million for the six months ended June 30, 2012, of which Opps VIIb accounted for $177.0 million, with the remainder arising from a number of distressed debt, global principal investing and real estate funds and special accounts.
Uncalled Capital Commitments
As of June 30, 2013, March 31, 2013 and June 30, 2012, uncalled capital commitments were $11.0 billion, $11.2 billion and $13.7 billion, respectively.

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
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, for the three and six months ended June 30, 2013 and 2012 are set forth below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
	(in thousands, except per unit data)
Revenues:
Management fees	$182,487	$188,843		$366,701	$380,105
Incentive income	338,057	129,018		665,241	191,687
Investment income	34,576	23,241		116,626	87,581
Total revenues	555,120	341,102		1,148,568	659,373
Expenses:
Compensation and benefits	(90,166)	(80,303)		(183,783)	(164,707)
Equity-based compensation	(924)	—		(1,576)	—
Incentive income compensation	(128,953)	(60,965)		(259,224)	(88,722)
General and administrative	(29,512)	(24,398)		(53,500)	(49,236)
Depreciation and amortization	(1,732)	(1,929)		(3,475)	(3,672)
Total expenses	(251,287)	(167,595)		(501,558)	(306,337)
Adjusted net income before interest and other income (expense)	303,833	173,507		647,010	353,036
Interest expense, net of interest income	(7,136)	(8,063)		(14,543)	(16,227)
Other income (expense), net	284	66		264	2,333
Adjusted net income	296,981	165,510		632,731	339,142
Adjusted net income attributable to OCGH non-controlling interest	(232,039)	(133,037)		(500,586)	(280,483)
Non-Operating Group other income	—	6,260	(1)	—	6,260	(1)
Non-Operating Group expenses	(466)	(100)		(676)	(278)
Adjusted net income-OCG before income taxes	64,476	38,633		131,469	64,641
Income taxes-OCG	(6,548)	(12,386)	(1)	(14,814)	(17,947)	(1)
Adjusted net income-OCG	$57,928	$26,247		$116,655	$46,694
Adjusted net income per Class A unit	$1.75	$0.89		$3.69	$1.79
Weighted average number of Class A units outstanding	33,020	29,586		31,611	26,137

(1)
A nonrecurring adjustment in the second quarter of 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to adjusted net income-OCG before income taxes for the three months ended June 30, 2012 was 16%, based on an estimated annual rate of 18%, without the $(7,134) nonrecurring expense, and 32%, based on an estimated annual rate of 24%, with it.

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, for the three and six months ended June 30, 2013 and 2012 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:	(in thousands, except per unit data)
Management fees	$182,487	$188,843	$366,701	$380,105
Incentive income	338,057	129,018	665,241	191,687
Receipts of investment income from funds (1)	49,472	30,744	83,498	58,424
Receipts of investment income from DoubleLine and other companies	2,203	5,257	11,216	8,212
Total distributable earnings revenues	572,219	353,862	1,126,656	638,428
Expenses:
Compensation and benefits	(90,166)	(80,303)	(183,783)	(164,707)
Incentive income compensation	(128,953)	(60,965)	(259,224)	(88,722)
General and administrative	(29,512)	(24,398)	(53,500)	(49,236)
Depreciation and amortization	(1,732)	(1,929)	(3,475)	(3,672)
Total expenses	(250,363)	(167,595)	(499,982)	(306,337)
Other income (expense):
Interest expense, net of interest income	(7,136)	(8,063)	(14,543)	(16,227)
Operating Group income taxes	(1,847)	(1,915)	(4,211)	(4,513)
Other income (expense), net	284	66	264	2,333
Distributable earnings	313,157	176,355	608,184	313,684
Distributable earnings attributable to OCGH non-controlling interest	(244,676)	(141,755)	(480,652)	(258,373)
Non-Operating Group expenses	(466)	(100)	(676)	(278)
Distributable earnings-OCG income taxes	(1,201)	(2,818)	(4,121)	(6,179)
Tax receivable agreement	(2,848)	(1,609)	(4,693)	(3,554)
Distributable earnings-OCG	$63,966	$30,073	$118,042	$45,300
Distributable earnings per Class A unit	$1.94	$1.02	$3.73	$1.73
Weighted average number of Class A units outstanding	33,020	29,586	31,611	26,137

(1)
This adjustment characterizes a portion of the distributions received from funds as receipts of investment income or loss. In general, the income or loss component of a distribution from a fund is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends.

For the three months ended June 30, 2013 and 2012, our net income attributable to Class A unitholders was $56.6 million and $24.7 million, respectively. Distributable earnings for the three months ended June 30, 2013 and 2012 were $313.2 million and $176.4 million, respectively. The portion of distributable earnings attributable to our Class A unitholders was $1.94 and $1.02 per Class A unit for the three months ended June 30, 2013 and 2012, respectively. Total distributions made during the three months ended June 30, 2013 and 2012 were $229.8 million and $104.6 million, respectively, of which distributions to our Class A unitholders were $42.6 million and $16.8 million, respectively, and distributions to our OCGH unitholders were $187.2 million and $87.8 million, respectively.
For the six months ended June 30, 2013 and 2012, our net income attributable to Class A unitholders was $114.1 million and $43.3 million, respectively. Distributable earnings for the six months ended June 30, 2013 and 2012 were $608.2 million and $313.7 million, respectively. The portion of distributable earnings attributable to our Class A unitholders was $3.73 and $1.73 per Class A unit for the six months ended June 30, 2013 and 2012, respectively. Total distributions made during the six months ended June 30, 2013 and 2012 were $414.2 million and

$192.4 million, respectively, of which distributions to our Class A unitholders were $74.3 million and $26.3 million, respectively, and distributions to our OCGH unitholders were $340.0 million and $166.0 million, respectively.
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Distributable earnings increased $136.8 million, or 77.6%, to $313.2 million for the three months ended June 30, 2013, from $176.4 million for the three months ended June 30, 2012. The increase reflected $141.1 million in higher net incentive income and $15.7 million in higher receipts of investment income, partially offset by a $22.0 million decline in fee-related earnings. For the current-year period, receipts of investment income totaled $51.7 million, including $49.5 million from fund distributions and $2.2 million from Oaktree’s one-fifth equity ownership in DoubleLine, of which the latter included $1.0 million attributable to performance fees. For the prior-year period, receipts of investment income totaled $36.0 million, including $30.7 million from fund distributions and $5.3 million from Oaktree’s equity ownership in DoubleLine, of which the latter included $1.1 million attributable to performance fees.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Distributable earnings increased $294.5 million, or 93.9%, to $608.2 million for the six months ended June 30, 2013, from $313.7 million for the six months ended June 30, 2012. The increase reflected $303.1 million in higher net incentive income and $28.1 million in higher receipts of investment income, partially offset by a $38.1 million decline in fee-related earnings. For the current-year period, receipts of investment income totaled $94.7 million, including $83.5 million from fund distributions and $11.2 million from Oaktree’s one-fifth equity ownership in DoubleLine, of which the latter included $3.0 million attributable to performance fees. For the prior-year period, receipts of investment income totaled $66.6 million, including $58.4 million from fund distributions and $8.2 million from Oaktree’s equity ownership in DoubleLine, of which the latter included $3.0 million attributable to performance fees.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Distributable earnings	$313,157	$176,355	$608,184	$313,684
Investment income (1)	34,576	23,241	116,626	87,581
Receipts of investment income from funds (2)	(49,472)	(30,744)	(83,498)	(58,424)
Receipts of investment income from DoubleLine and other companies	(2,203)	(5,257)	(11,216)	(8,212)
Equity-based compensation (3)	(924)	—	(1,576)	—
Operating Group income taxes	1,847	1,915	4,211	4,513
Adjusted net income	296,981	165,510	632,731	339,142
Equity-based compensation (4)	(6,181)	(7,795)	(11,981)	(19,984)
Income taxes (5)	(7,991)	(13,925)	(18,148)	(21,692)
Non-Operating Group other income (6)	—	6,260	—	6,260
Non-Operating Group expenses (6)	(466)	(100)	(676)	(278)
OCGH non-controlling interest (6)	(225,766)	(125,231)	(487,783)	(260,121)
Net income attributable to Oaktree Capital Group, LLC	$56,577	$24,719	$114,143	$43,327

(1)
This adjustment eliminates our segment investment income, which with respect to investment in funds is initially largely non-cash in nature and is thus not available to fund our operations or make equity distributions.

(2)
This adjustment characterizes a portion of the distributions received from funds as receipts of investment income or loss. In general, the income or loss component of a distribution from a fund is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends.

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

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Distributable earnings-OCG (1)	$63,966	$30,073	$118,042	$45,300
Investment income attributable to OCG	7,560	4,561	23,984	14,264
Receipts of investment income from funds attributable to OCG	(10,819)	(6,032)	(17,629)	(10,206)
Receipts of investment income from DoubleLine and other companies attributable to OCG	(482)	(1,032)	(2,286)	(1,478)
Equity-based compensation attributable to OCG (2)	(202)	—	(333)	—
Distributable earnings-OCG income taxes	1,201	2,818	4,121	6,179
Tax receivable agreement	2,848	1,609	4,693	3,554
Non-Operating Group other income	—	6,260	—	6,260
Income taxes of Intermediate Holding Companies	(6,144)	(12,010)	(13,937)	(17,179)
Adjusted net income-OCG (1)	57,928	26,247	116,655	46,694
Equity-based compensation attributable to OCG (3)	(1,351)	(1,528)	(2,512)	(3,367)
Net income attributable to Oaktree Capital Group, LLC	$56,577	$24,719	$114,143	$43,327

(1)
Distributable earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and distributable earnings attributable to Class A unitholders. These measures are net of income taxes and expenses applicable to OCG or its Intermediate Holding Companies.

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

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, for the three and six months ended June 30, 2013 and 2012 are set forth below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$136,176	$148,232		$275,224	$299,780
Open-end funds	36,289	30,983		72,344	61,448
Evergreen funds	10,022	9,628		19,133	18,877
Total management fees	182,487	188,843		366,701	380,105
Expenses:
Compensation and benefits	(90,166)	(80,303)		(183,783)	(164,707)
Equity-based compensation	(924)	—		(1,576)	—
General and administrative	(29,512)	(24,398)		(53,500)	(49,236)
Depreciation and amortization	(1,732)	(1,929)		(3,475)	(3,672)
Total expenses	(122,334)	(106,630)		(242,334)	(217,615)
Fee-related earnings	60,153	82,213		124,367	162,490
Fee-related earnings attributable to OCGH non-controlling interest	(46,998)	(66,082)		(98,360)	(134,252)
Non-Operating Group other income	—	6,260	(1)	—	6,260	(1)
Non-Operating Group expenses	(467)	(97)		(677)	(276)
Fee-related earnings-OCG before income taxes	12,688	22,294		25,330	34,222
Fee-related earnings-OCG income taxes	(1,176)	(10,174)	(1)	(3,411)	(12,834)	(1)
Fee-related earnings-OCG	$11,512	$12,120		$21,919	$21,388
Fee-related earnings per Class A unit	$0.35	$0.41		$0.69	$0.82
Weighted average number of Class A units outstanding	33,020	29,586		31,611	26,137

(1)
A nonrecurring adjustment in the second quarter of 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to fee-related earnings-OCG before income taxes for the three months ended June 30, 2012 was 19%, based on an estimated annual rate of 20%, without the $(7,134) nonrecurring expense, and 46%, based on an estimated annual rate of 29%, with it.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fee-related earnings (1)	$60,153	$82,213	$124,367	$162,490
Incentive income	338,057	129,018	665,241	191,687
Incentive income compensation	(128,953)	(60,965)	(259,224)	(88,722)
Investment income	34,576	23,241	116,626	87,581
Interest expense, net of interest income	(7,136)	(8,063)	(14,543)	(16,227)
Other income (expense), net	284	66	264	2,333
Adjusted net income	296,981	165,510	632,731	339,142
Equity-based compensation (2)	(6,181)	(7,795)	(11,981)	(19,984)
Income taxes (3)	(7,991)	(13,925)	(18,148)	(21,692)
Non-Operating Group other income (4)	—	6,260	—	6,260
Non-Operating Group expenses (4)	(466)	(100)	(676)	(278)
OCGH non-controlling interest (4)	(225,766)	(125,231)	(487,783)	(260,121)
Net income attributable to Oaktree Capital Group, LLC	$56,577	$24,719	$114,143	$43,327

(1)	Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense.

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

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fee-related earnings-OCG (1)	$11,512	$12,120	$21,919	$21,388
Incentive income attributable to OCG	73,927	25,315	139,414	34,766
Incentive income compensation attributable to OCG	(28,200)	(11,962)	(54,274)	(16,148)
Investment income attributable to OCG	7,560	4,561	23,984	14,264
Interest expense, net of interest income attributable to OCG	(1,560)	(1,584)	(3,042)	(2,815)
Other income (expense) attributable to OCG	61	9	57	352
Non-fee-related earnings income taxes attributable to OCG (2)	(5,372)	(2,212)	(11,403)	(5,113)
Adjusted net income-OCG (1)	57,928	26,247	116,655	46,694
Equity-based compensation attributable to OCG (3)	(1,351)	(1,528)	(2,512)	(3,367)
Net income attributable to Oaktree Capital Group, LLC	$56,577	$24,719	$114,143	$43,327

(1)
Fee-related earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and fee-related earnings attributable to Class A unitholders. These measures are net of income taxes and other income or expenses applicable to OCG or its Intermediate Holding Companies.

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Segment Revenues
Management Fees
A summary of our management fees for the three months ended June 30, 2013 and 2012 is set forth below:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Management Fees:
Closed-end funds	$136,176	$148,232
Open-end funds	36,289	30,983
Evergreen funds	10,022	9,628
Total	$182,487	$188,843

Management fees decreased $6.3 million, or 3.3%, to $182.5 million for the three months ended June 30, 2013, from $188.8 million for the three months ended June 30, 2012, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $12.0 million, or 8.1%, to $136.2 million for the three months ended June 30, 2013, from $148.2 million for the three months ended June 30, 2012. The decrease primarily resulted from a $26.0 million decline in management fees from closed-end funds in their liquidation periods, of which Opps VIIb accounted for $13.3 million, declining from $26.6 million in the prior-year period to $13.3 million in the current-year period. Partially offsetting this decrease were increases of $8.7 million in management fees from new capital commitments to ROF VI, $4.6 million in fees from closed-end funds for which management fees are based on drawn capital or NAV, and $1.3 million (to $6.6 million) in fees from Oaktree Mezzanine Fund III, L.P. (“Mezz III”). Of the $8.7 million increase attributable to ROF VI, $4.4 million represented additional management fees that were earned retroactive to the start of the fund's investment period in August 2012. No such retroactive management fees fell in the prior-year period. Funds contributing to the $4.6 million increase in management fees based on drawn capital or NAV were EIF, Opps IX and a separate account in our Strategic Credit strategy. As we had not commenced Opps IX's investment period as of June 30, 2013, management fees were assessed only on its drawn capital. The increase in fees from Mezz III resulted from the fact that two-thirds of its 1.50% annual management fee rate is contingent on the fund achieving certain cash flow levels.

•
Open-end funds.    Management fees attributable to open-end funds increased $5.3 million, or 17.1%, to $36.3 million for the three months ended June 30, 2013, from $31.0 million for the three months ended June 30, 2012. The increase reflected higher management fees across the U.S. high yield bond, U.S. senior loan and convertible securities strategies, as a result of market-value appreciation, net inflows and, in the case of convertible securities, an increase of $1.8 million (to $0.8 million) in performance-based fees. The period-end weighted average annual management fee rate for open-end funds increased to 0.49% as of June 30, 2013, from 0.47% as of June 30, 2012, primarily as a result of higher performance-based fees.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $0.4 million, or 4.2%, to $10.0 million for the three months ended June 30, 2013, from $9.6 million for the three months ended June 30, 2012. The increase reflected market-value appreciation in Oaktree Value Opportunities Fund, L.P. (“VOF”) and net inflows in our Strategic Credit strategy, partially offset by net outflows from Oaktree Emerging Markets Absolute Return Fund, L.P. (“EMAR”). The period-end weighted average annual management fee rate for evergreen funds decreased to 1.72% as of June 30, 2013, from 1.80% as of June 30, 2012, largely as a result of net inflows in our Strategic Credit strategy, which as of June 30, 2013 had an average fee rate of 1.00%.

Incentive Income
A summary of our incentive income for the three months ended June 30, 2013 and 2012 is set forth below:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Incentive Income:
Closed-end funds	$336,087	$128,858
Evergreen funds	1,970	160
Total	$338,057	$129,018
Incentive income increased $209.1 million, or 162.1%, to $338.1 million for the three months ended June 30, 2013, from $129.0 million for the three months ended June 30, 2012. The current period's $338.1 million included $272.5 million from Opps VIIb and $31.9 million from Oaktree PPIP Fund, L.P. (“PPIP”). For the prior-year period, tax-related incentive distributions by Opps VIIb accounted for $42.1 million of that period's $129.0 million of incentive income.

Investment Income
A summary of investment income for the three months ended June 30, 2013 and 2012 is set forth below:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Distressed debt	$13,830	$8,610
Control investing	12,915	6,481
Real estate	1,468	3,874
Corporate debt	1,692	2,469
Listed equities	6,730	(2,139)
Convertible securities	13	(31)
Non-Oaktree	(1,123)	(613)
Income (loss) from investments in companies:
DoubleLine and other	(949)	4,590
Total investment income	$34,576	$23,241
Investment income increased $11.4 million, or 49.1%, to $34.6 million for the three months ended June 30, 2013, from $23.2 million for the three months ended June 30, 2012, as a result of generally higher returns among Oaktree funds on an average invested balance that declined 4.8% from the prior-year period. Investments in companies relate principally to our one-fifth ownership interest in DoubleLine, which accounted for an investment loss of $1.0 million and investment income of $4.8 million in the current-year and prior-year periods, respectively. In the current-year period, DoubleLine incurred a placement fee associated with the launch of a closed-end fund and a non-cash charge related to the firm's employee ownership interests; excluding the effect of those two expenses, the current-year period's investment loss of $1.0 million would have been investment income of approximately $10 million. Our share of performance fees from DoubleLine generated investment income of $1.0 million and $0.8 million in the current-year and prior-year periods, respectively. The DoubleLine fund primarily responsible for generating performance fees was below its high-water mark as of June 30, 2013.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $9.9 million, or 12.3%, to $90.2 million for the three months ended June 30, 2013, from $80.3 million for the three months ended June 30, 2012. The increase primarily reflected growth in headcount of 9.2% between June 30, 2012 and June 30, 2013, and secondarily reflected $4.5 million of higher phantom equity plan expense (to $1.3 million in the current-year period) tied to changes in our Class A unit trading price.
Equity-based Compensation
Equity-based compensation increased to $0.9 million for the three months ended June 30, 2013, from zero in the three months ended June 30, 2012, reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense increased $68.0 million, or 111.5%, to $129.0 million for the three months ended June 30, 2013, from $61.0 million for the three months ended June 30, 2012. The increase primarily resulted from the 162.1% increase in incentive income over the same period. The increase in incentive income compensation expense would have been $21.2 million greater had we not acquired and expensed in 2011 a small portion of certain investment professionals' carried interest in Opps VIIb.
General and Administrative
General and administrative expenses increased $5.1 million, or 20.9%, to $29.5 million for the three months ended June 30, 2013, from $24.4 million for the three months ended June 30, 2012. Excluding the impact of foreign currency-related items, general and administrative expenses increased $4.2 million, or 17.4%, to $28.4 million from $24.2 million. The increase reflected costs associated with corporate growth and being a public company.
Depreciation and Amortization
Depreciation and amortization expense was $1.7 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively.
Interest Expense, Net
Interest expense, net, decreased $1.0 million, or 12.3%, to $7.1 million for the three months ended June 30, 2013, from $8.1 million for the three months ended June 30, 2012, reflecting scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both Oaktree's improved credit rating and refinancing our credit facility in the fourth quarter of 2012.
Other Income (Expense), Net
Other income (expense), net increased to income of $0.3 million for the three months ended June 30, 2013, from income of $0.1 million for the three months ended June 30, 2012, reflecting the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left in 2005.
Adjusted Net Income
Adjusted net income increased $131.5 million, or 79.5%, to $297.0 million for the three months ended June 30, 2013, from $165.5 million for the three months ended June 30, 2012. The increase reflected higher net incentive income of $141.1 million and investment income of $11.4 million, partially offset by a $22.0 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $5.9 million, or 47.6%, to $6.5 million for the three months ended June 30, 2013, from $12.4 million for the three months ended June 30, 2012. This expense declined, despite an increase in adjusted net income-OCG before income taxes, because of a year-over-year decrease in the effective tax rate and because the prior-year period included a nonrecurring tax expense of $7.1 million stemming from a remeasurement of deferred tax assets. The effective tax rate applied against adjusted net income-OCG before income taxes for the three months ended June 30, 2013 was 10%, based on an estimated annual rate of 11%. The effective tax rate applied against adjusted net income-OCG before income taxes for the three months ended June 30, 2012 was 16%, based on an estimated annual rate of 18%, without the $7.1 million nonrecurring tax expense, and 32%, based on an estimated annual rate of 24%, with it. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Segment Revenues
Management Fees
A summary of our management fees for the six months ended June 30, 2013 and 2012 is set forth below:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Management Fees:
Closed-end funds	$275,224	$299,780
Open-end funds	72,344	61,448
Evergreen funds	19,133	18,877
Total	$366,701	$380,105

Management fees decreased $13.4 million, or 3.5%, to $366.7 million for the six months ended June 30, 2013, from $380.1 million for the six months ended June 30, 2012, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $24.6 million, or 8.2%, to $275.2 million for the six months ended June 30, 2013, from $299.8 million for the six months ended June 30, 2012. The decrease reflected a decline of $45.8 million attributable to closed-end funds in their liquidation periods, as well as $3.2 million in retroactive management fees earned in the prior-year period upon the final closing of Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”). Partially offsetting these decreases were increases of $12.5 million in management fees from new capital commitments to closed-end funds in their investment periods, $6.5 million in fees from closed-end funds for which management fees are based on drawn capital or NAV and $5.8 million (to $13.1 million) in fees from Mezz III. Of the $45.8 million decline in management fees arising from asset sales by funds in liquidation, Opps VIIb accounted for $23.3 million, declining from $55.9 million in the prior-year period to $32.6 million in the current-year period. The $12.5 million increase in management fees from new capital commitments was attributable to ROF VI, of which $3.9 million represented additional management fees that were earned retroactive to the start of the fund's investment period in August 2012. The $6.5 million increase in management fees based on drawn capital or NAV reflected contributions from EIF, Opps IX and a separate account in our Strategic Credit strategy. As we had not commenced Opps IX's investment period as of June 30, 2013, management fees were assessed only on its drawn capital. The increase in fees from Mezz III resulted from the fact that two-thirds of its 1.50% annual management fee rate is contingent on the fund achieving certain cash flow levels.

•
Open-end funds.    Management fees attributable to open-end funds increased $10.9 million, or 17.8%, to $72.3 million for the six months ended June 30, 2013, from $61.4 million for the six months ended June 30, 2012. The increase reflected higher management fees across the U.S. high yield bond, U.S. senior loan and convertible securities strategies, as a result of market-value appreciation, net inflows and, in the case of convertible securities, an increase of $3.2 million (to $1.7 million) in performance-based fees. The period-end weighted average annual management fee rate for open-end funds increased to 0.49% as of June 30, 2013, from 0.47% as of June 30, 2012, primarily as a result of higher performance-based fees.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $0.2 million, or 1.1%, to $19.1 million for the six months ended June 30, 2013, from $18.9 million for the six months ended June 30, 2012. The increase reflected market-value appreciation in VOF and net inflows in our Strategic Credit strategy, largely offset by net outflows from EMAR. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.72% as of June 30, 2013, from 1.80% as of June 30, 2012, largely as a result of net inflows in our Strategic Credit strategy, which as of June 30, 2013 had an average fee rate of 1.00%.

Incentive Income
A summary of our incentive income for the six months ended June 30, 2013 and 2012 is set forth below:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Incentive Income:
Closed-end funds	$661,578	$191,527
Evergreen funds	3,663	160
Total	$665,241	$191,687
Incentive income increased $473.5 million, or 247.0%, to $665.2 million for the six months ended June 30, 2013, from $191.7 million for the six months ended June 30, 2012, reflecting higher levels of realization in closed-end funds. The current-year period included $467.7 million from Opps VIIb, $78.4 million from other funds and $119.1 million of tax-related incentive distributions. For the prior-year period, tax-related incentive distributions by closed-end funds accounted for $80.1 million of that period's $191.7 million of incentive income.

Investment Income
A summary of investment income for the six months ended June 30, 2013 and 2012 is set forth below:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Income from investments in funds:
Oaktree funds:
Distressed debt	$55,192	$51,792
Control investing	22,771	11,166
Real estate	10,679	7,344
Corporate debt	5,464	5,342
Listed equities	11,954	2,147
Convertible securities	63	64
Non-Oaktree	953	612
Income from investments in companies:
DoubleLine and other	9,550	9,114
Total investment income	$116,626	$87,581
Investment income increased $29.0 million, or 33.1%, to $116.6 million for the six months ended June 30, 2013, from $87.6 million for the six months ended June 30, 2012, as a result of generally higher returns among Oaktree funds on an average invested balance that declined 3.7% from the prior-year period. Investments in companies relate principally to our one-fifth ownership interest in DoubleLine, which contributed $10.0 million and $8.9 million of investment income in the current-year and prior-year periods, respectively. In the current-year period, DoubleLine incurred a placement fee associated with the launch of a closed-end fund and a non-cash charge related to the firm's employee ownership interests; excluding the effect of those two expenses, the current-year period's investment income of $10.0 million would have been investment income of approximately $21 million. Our share of performance fees from DoubleLine generated investment income of $3.0 million and $2.4 million in the current-year and prior-year periods, respectively. The DoubleLine fund primarily responsible for generating performance fees was below its high-water mark as of June 30, 2013.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $19.1 million, or 11.6%, to $183.8 million for the six months ended June 30, 2013, from $164.7 million for the six months ended June 30, 2012. The increase primarily reflected growth in headcount of 9.2% between June 30, 2012 and June 30, 2013, and secondarily reflected $5.8 million of higher phantom equity plan expense (to $3.8 million in the current-year period) tied to changes in our Class A unit trading price.
Equity-based Compensation
Equity-based compensation increased to $1.6 million for the six months ended June 30, 2013, from zero in the six months ended June 30, 2012, reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense increased $170.5 million, or 192.2%, to $259.2 million for the six months ended June 30, 2013, from $88.7 million for the six months ended June 30, 2012. The increase primarily resulted from the 247.0% increase in incentive income over the same period. The increase in incentive income compensation expense would have been $36.4 million greater had we not acquired and expensed in 2011 a small portion of certain investment professionals' carried interest in Opps VIIb.
General and Administrative
General and administrative expenses increased $4.3 million, or 8.7%, to $53.5 million for the six months ended June 30, 2013, from $49.2 million for the six months ended June 30, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in non-recurring costs associated with our initial public offering that were incurred in the prior-year period, general and administrative expenses increased $6.8 million, or 14.6%, to $53.3 million from $46.5 million. The increase reflected costs associated with corporate growth and being a public company.
Depreciation and Amortization
Depreciation and amortization expense was $3.5 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively.
Interest Expense, Net
Interest expense, net, decreased $1.7 million, or 10.5%, to $14.5 million for the six months ended June 30, 2013, from $16.2 million for the six months ended June 30, 2012, reflecting scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both Oaktree's improved credit rating and refinancing our credit facility in the fourth quarter of 2012.
Other Income (Expense), Net
Other income (expense), net decreased to income of $0.3 million for the six months ended June 30, 2013, from income of $2.3 million for the six months ended June 30, 2012. The current-year income reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left in 2005. The prior-year income primarily reflected a gain on the sale of a real estate property received as part of the 2010 arbitration award.
Adjusted Net Income
Adjusted net income increased $293.6 million, or 86.6%, to $632.7 million for the six months ended June 30, 2013, from $339.1 million for the six months ended June 30, 2012. The increase reflected higher net incentive income of $303.1 million and investment income of $29.0 million, partially offset by a $38.1 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $3.1 million, or 17.3%, to $14.8 million for the six months ended June 30, 2013, from $17.9 million for the six months ended June 30, 2012. This expense declined, despite an increase in adjusted net income-OCG before income taxes, because of a year-over-year decrease in the effective tax rate and because the prior-year period included a nonrecurring tax expense of $7.1 million stemming from a remeasurement of deferred tax assets. The effective tax rate applied against adjusted net income-OCG before income taxes for the six months ended June 30, 2013 was 11%, based on an estimated annual rate of 11%. The effective tax rate applied against adjusted net income-OCG before income taxes for the six months ended June 30, 2012 was 18%, based on an estimated annual rate of 18%, without the $7.1 million nonrecurring tax expense, and 28%, based on an estimated annual rate of 24%, with it. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

Segment Statement of Financial Condition
The following table presents our segment statement of financial condition as of June 30, 2013, December 31, 2012 and June 30, 2012. Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our corporate investments in funds and companies. We believe that debt maturities should generally match the anticipated sources of repayments. Because the largest share of our corporate investments in funds has been in closed-end funds with 10- to 11-year terms, we have often issued debt with 10-year terms, as augmented by bank term loans with shorter multi-year terms to capitalize on historically low interest rates. Our segment’s receivables do not include accrued incentives (fund level), an off-balance sheet metric. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report.

	As of
	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands)
Assets:
Cash and cash-equivalents	$196,151	$458,191	$279,311
U.S. Treasury and government agency securities	938,070	370,614	376,224
Management fees receivable	35,339	27,351	22,782
Incentive income receivable	8,320	82,182	12,849
Corporate investments, at equity	1,061,793	1,115,952	1,195,084
Deferred tax assets	293,579	159,171	168,110
Other assets	144,935	146,087	140,349
Total assets	$2,678,187	$2,359,548	$2,194,709
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$222,666	$214,311	$173,363
Due to affiliates	249,684	136,165	140,239
Debt obligations	591,964	615,179	626,429
Total liabilities	1,064,314	965,655	940,031
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,167,819	1,087,491	975,908
Unitholders’ capital attributable to Oaktree Capital Group, LLC	446,054	306,402	278,770
Total capital	1,613,873	1,393,893	1,254,678
Total liabilities and capital	$2,678,187	$2,359,548	$2,194,709

Corporate Investments, at Equity
A summary of corporate investments, at equity as of June 30, 2013, December 31, 2012 and June 30, 2012 is set forth below:

	As of
	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands)
Investments in funds:
Oaktree funds:
Distressed debt	$429,978	$475,476	$515,354
Control investing	249,321	264,186	262,846
Real estate	112,400	107,408	93,500
Corporate debt	107,081	115,250	148,472
Listed equities	95,354	69,222	53,951
Convertible securities	1,454	1,392	1,315
Non-Oaktree	53,866	53,591	96,558
Investments in companies:
DoubleLine and other	12,339	29,427	23,088
Total corporate investments, at equity	$1,061,793	$1,115,952	$1,195,084
Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of June 30, 2013, we had cash and investments in U.S. Treasury and government agency securities of $1.1 billion, and $592.0 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of June 30, 2013. Oaktree’s investments in funds and companies had a carrying value of $1.1 billion as of June 30, 2013. While all of these investments in funds and companies follow the equity method of accounting, whereby original cost is adjusted for Oaktree’s share of income/loss and distributions, investments in funds reflect each fund’s holdings at fair value, whereas investments in DoubleLine and other companies are not adjusted to reflect the fair value of the underlying companies.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions related to our corporate investments in funds and companies. As of June 30, 2013, corporate investments, at equity of $1.1 billion included unrealized investment income of $314.0 million. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, also is used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
Because our consolidated funds are treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operations. We believe that each of the consolidated funds and Oaktree has sufficient access to cash to fund their respective operations in the near term.
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are discussed below.
Operating Activities
Net cash provided by operating activities was $4.5 billion and $2.7 billion for the first six months of 2013 and 2012, respectively. These amounts included for the first six months of 2013 and 2012 (a) net proceeds from maturities and sales of investments of the consolidated funds of $3.5 billion and $2.2 billion, respectively; (b) net realized gains on investments of the consolidated funds of $2.0 billion and $1.8 billion, respectively; and (c) changes in unrealized gains on investments of the consolidated funds of $0.9 billion and $0.6 billion, respectively.
Investing Activities
Investing activities used $570.8 million of cash in the first six months of 2013 and provided $7.1 million of cash in the first six months of 2012. Investing activities were primarily driven by net U.S. Treasury and other U.S. government agency investment activities and net corporate investments in non-consolidated funds and companies. Net activity from purchases, maturities and sales of U.S. Treasury and government agency securities reflected net purchases of $567.5 million for the first six months of 2013 and net dispositions of $5.5 million for the first six months of 2012. Corporate investments in funds and companies of $3.4 million and $7.3 million for the first six months of 2013 and 2012, respectively, consisted of the following:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Investments in funds	$75,485	$91,069
Investments in consolidated funds eliminated in consolidation	(73,099)	(86,639)
Investments in unconsolidated companies	1,046	2,862
Corporate investments in funds and companies	$3,432	$7,292

Distributions from corporate investments in funds and companies of $1.5 and $12.5 million for the first six months of 2013 and 2012, respectively, consisted of the following:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Distributions received from investments in funds	$219,633	$138,216
Distributions received from consolidated funds eliminated in consolidation	(218,132)	(133,247)
Distributions received from unconsolidated companies	—	7,499
Distributions from corporate investments in funds and companies	$1,501	$12,468

Purchases of fixed assets were $1.4 million and $3.5 million for the first six months of 2013 and 2012, respectively.
Financing Activities
Net cash used in financing activities was $3.9 billion and $2.6 billion for the first six months of 2013 and 2012, respectively. For the first six months of 2013 and 2012, financing activities included (a) net distributions from consolidated funds to non-controlling interests of $4.5 billion and $2.6 billion, respectively; (b) net borrowings on revolving credit facilities of the consolidated funds of $1,011.0 million and $170.7 million, respectively; (c) distributions to unitholders of $414.2 million and $192.4 million, respectively; (d) repayment of debt obligations of $23.2 million and $25.7 million, respectively; and (e) purchases of OCGH units, net of issuance of Class A units, of $0.8 million and $0.7 million, respectively. The prior-year period included $14.1 million in repurchases of Class A units.
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
In December 2012, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement (the “Credit Facility”) with a bank syndicate for senior unsecured credit facilities, consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a 5-year term. The Credit Facility replaced the previous credit facility and the Term Loan replaced the prior amortizing term loan, which had a principal balance of $247.5 million. The Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the Term Loan’s annual interest rate is fixed at 2.60%, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of June 30, 2013, we were in compliance with each of these covenants and were able to draw the full amount available under the Revolver without violating any financial covenants.
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
In addition to the 2019 Notes, as of June 30, 2013, we had three other series of senior notes outstanding, with an aggregate remaining principal balance of $110.7 million. These notes have aggregate principal repayments due of $10.7 million in June 2014 and $100 million in 2016. Note purchase agreements underlying these senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion ($15 billion under one agreement). As of June 30, 2013, we were in compliance with each of these covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of June 30, 2013, we were required to maintain approximately $12.6 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
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
On May 29, 2013, we issued and sold 8,050,000 Class A units in a public offering at a price to the public of $53.50 per Class A unit (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us, after deducting underwriting discounts and commissions. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain principals and other members of our senior management.
The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. These payments are expected to occur over the period ending approximately in 2035.
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2013.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2013:

	Last Six Months of 2013	2014-2015	2016-2017	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$7,727	$26,672	$15,261	$11,814	$61,474
Debt obligations payable	12,500	60,714	268,750	250,000	591,964
Interest obligations on debt (2)	14,799	56,257	43,563	33,750	148,369
Tax receivable agreement	6,284	23,587	27,630	191,699	249,200
Commitments to Oaktree and third-party funds (3)	258,299	—	—	—	258,299
Sub-total	299,609	167,230	355,204	487,263	1,309,306
Consolidated funds:
Debt obligations payable	1,511,836	—	—	—	1,511,836
Interest obligations on debt	7,710	—	—	—	7,710
Commitments to fund investments (4)	906,797	—	—	—	906,797
Total	$2,725,952	$167,230	$355,204	$487,263	$3,735,649

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2013.
As of June 30, 2013, none of the incentive income we had recognized was subject to clawback by the funds.

General Partner and Other Capital Commitments
As of June 30, 2013, our capital commitments to our funds (as general partner) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of June 30, 2013
	(in millions)
Distressed Debt:
Oaktree Opportunities Fund VIIIb, L.P.	$67	$7
Oaktree Opportunities Fund IX, L.P.	100	90
Oaktree Emerging Market Opportunities Fund, L.P.	20	20
Special accounts	5	1
Strategic Credit:
Special account	3	1
Control Investments:
Oaktree Principal Fund V, L.P.	71	22
Oaktree European Principal Fund III, L.P.	100	62
Oaktree Power Opportunities Fund III, L.P.	27	18
Special account	5	1
Real Estate:
Oaktree Real Estate Opportunities Fund VI, L.P.	38	11
Mezzanine Finance:
Oaktree Mezzanine Fund III, L.P.	40	12
Non-Oaktree	42	13
Total	$518	$258
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

The table below summarizes the valuation of investments and other financial instruments, by fund type and fair-value hierarchy levels, for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of June 30, 2013	Level I	Level II	Level III	Total
Closed-end funds	$3,748,839	$8,169,400	$19,008,289	$30,926,528
Open-end funds	10,721	4,753,893	17,649	4,782,263
Evergreen funds	652,340	748,702	517,045	1,918,087
Total	$4,411,900	$13,671,995	$19,542,983	$37,626,878

As of December 31, 2012
Closed-end funds	$2,710,883	$9,371,995	$19,509,888	$31,592,766
Open-end funds	32,714	4,773,838	19,002	4,825,554
Evergreen funds	497,158	902,531	379,000	1,778,689
Total	$3,240,755	$15,048,364	$19,907,890	$38,197,009

Recent Accounting Developments
Please see note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report for information regarding recent accounting developments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange-rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit or financial market dislocations.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2013, we had investments at fair value of $37.6 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $3.8 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the six months ended June 30, 2013, an incremental 10% decline in market values of the investments held in our funds would have caused an approximate $10.4 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is fixed or determinable, which in the case of (a) our closed-end funds generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds occurs generally as of

December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the six months ended June 30, 2013 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.
Impact on Segment Investment Income
Investment income or loss arises from our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds or companies. This income is directly affected by changes in market risk factors. We estimate that for the six months ended June 30, 2013, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have reduced our investment income by $116.7 million. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
Exchange-rate Risk
Our business is affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies in the case of (a) management fees that vary based on the NAV of our funds that hold investments denominated in non-U.S. dollar currencies, (b) management fees received in non-U.S. dollar currencies, (c) operating expenses for our foreign offices that are denominated in non-U.S. dollar currencies and (d) cash balances we hold in non-U.S. dollar currencies. We manage our exposure to exchange-rate risks through our regular operating activities and, when appropriate, through the use of derivative financial instruments.
We estimate that for the six months ended June 30, 2013, a 10% decline in the average rate of exchange of the U.S. dollar would have had the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $5.5 million;

•	our operating expenses would have increased by $5.8 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.2 million; and

•	our income tax expense would not have been materially affected.
These movements would not have materially affected our net income attributable to OCG.
At any point in time, some investments held in the closed-end and evergreen funds are carried in non-U.S. dollar currencies on an unhedged basis. Changes in currency rates could affect incentive income, incentives created (fund level) and investment income for closed-end and evergreen funds, although the degree of impact is not readily determinable because of the many indirect effects that currency movements may have on individual investments.
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
Interest-rate Risk
As of June 30, 2013, Oaktree and its operating subsidiaries had $592.0 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the bulk of the term loan interest rate to a fixed rate through 2016. As a result, we estimate that there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.1 billion of aggregate segment cash and cash-equivalents and investments in U.S. Treasury and government agency securities as of June 30, 2013, we estimate Oaktree and its operating subsidiaries would generate an additional $11.3 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.

Our consolidated funds have debt obligations that include revolving credit agreements and certain other investment financing arrangements. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of June 30, 2013, $1.5 billion was outstanding under these credit facilities. We estimate that interest expense relating to variable rates would increase on an annual basis by $15.1 million in the event interest rates were to increase by 100 basis points.
As credit-oriented investors, we are also subject to interest-rate risk through the securities we hold in our consolidated funds. A 100-basis point increase in interest rates would be expected to negatively affect prices of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized appreciation (depreciation) on consolidated funds’ investments. The actual impact is dependent on the average duration of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100-basis point increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. Inasmuch as these effects are attributable to non-controlling interests, net income attributable to OCG would be unaffected. In cases where our funds pay management fees based on NAV, we would expect our segment management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.

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
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on April 8, 2013 we issued 50,000 Class B units to OCGH, and on June 28, 2013, we issued 5,000 Class B units to OCGH. No purchase price was paid by OCGH for these issuances. These issuances were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.
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

Closed-end Funds

			As of June 30, 2013
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-Gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	$1,179	$1,179	$945	$1,955	$169	$220	$151	$34	$—	18.7%	14.3%	1.9x
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,303	2,416	660	701	90	164	325	12.4	9.1	1.8
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,583	4,161	1,020	1,007	25	169	810	11.4	8.3	1.5
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	9,113	14,988	3,969	2,659	998	773	—	23.8	18.2	2.0
Special Account A	Nov. 2008	Oct. 2012	253	253	321	393	181	115	28	36	—	33.5	27.3	2.3
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	1,878	1,572	4,813	3,476	65	301	3,964	17.7	12.4	1.5
Special Account B	Nov. 2009	Nov. 2012	1,031	1,068	467	500	1,035	1,014	3	64	834	19.2	15.0	1.5
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,423	304	10	2,717	2,625	1	58	2,617	17.0	10.1	1.2
Oaktree Opportunities Fund IX, L.P. (6)	— (7)	—	5,028	503	(7)	—	496	493	—	—	511	nm	nm	1.0
Legacy funds (8)	Various	Various	9,543	9,543	8,176	17,675	44	—	1,109	9	—	24.2	19.3	1.9
												23.0%	17.6%
Global Principal Investments
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	$1,400	$1,400	$974	$1,770	$604	$550	$51	$138	$207	14.9%	10.5%	1.8x
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,483	2,405	2,406	1,946	—	—	2,421	10.4	8.0	1.6
Oaktree Principal Fund V, L.P.	Feb. 2009	Feb. 2014	2,827	2,021	467	385	2,103	2,756	—	70	2,013	15.8	8.4	1.3
Special Account C	Dec. 2008	Feb. 2014	505	414	252	133	533	355	10	40	380	21.9	16.2	1.7
Legacy funds (8)	Various	Various	2,301	2,301	1,838	4,112	27	—	235	1	—	14.5	11.6	1.8
												13.7%	10.2%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$6	$100	$409	$344	$—	$—	$605	4.5%	0.2%	1.2x

European Principal Investments (9)
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$460	$354	$194	$620	$342	$3	$44	$563	10.7%	8.3%	1.9x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€406	€605	€1,486	€1,281	€11	€—	€1,572	10.9	6.9	1.4
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,265	€95	€3	€1,357	€3,072	€—	€—	€1,386	12.5	6.2	1.1
												11.0%	7.2%
Power Opportunities
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	$449	$383	$251	$634	$—	$—	$23	$—	$—	20.1%	13.1%	1.8x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,460	1,899	102	39	94	7	—	76.3	59.1	3.9
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	1,062	326	126	5	447	1,036	—	24	362	37.4	19.4	1.6
												35.3%	27.4%
Real Estate
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	$707	$707	$647	$1,238	$116	$—	$105	$23	$—	15.8%	11.8%	2.0x
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	280	224	506	335	8	44	379	17.9	11.8	1.7
Special Account D	Nov. 2009	Nov. 2012	256	263	155	191	227	130	1	14	148	20.1	17.2	1.6
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	330	120	1,493	1,251	5	58	1,343	18.5	12.6	1.3
Oaktree Real Estate Opportunities Fund VI, L.P. (6)	Aug. 2012	Aug. 2016	1,204	843	(7)	1	835	1,166	—	—	863	nm	nm	1.0
Legacy funds (8)	Various	Various	1,634	1,610	1,399	3,004	5	—	111	1	54	15.2	12.0	1.9
												15.5%	12.0%

			As of June 30, 2013
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-Gener- ating AUM		Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)		Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date												Gross	Net
	(in millions)
Asia Real Estate
Oaktree Asia Special Situations Fund, L.P.	May 2008	Apr. 2009	$50	$19	$14	$2	$31	$—		$—	$2		$26	17.4%	9.8%	2.0x

PPIP
Oaktree PPIP Fund, L.P. (10)	Dec. 2009	Dec. 2012	$2,322	$1,113	$458	$1,489	$82	$—		$32	$15	(11)	$—	28.2%	N/A	1.4x

Mezzanine Finance
OCM Mezzanine Fund, L.P. (12)	Oct. 2001	Oct. 2006	$808	$773	$279	$1,038	$14	$—		$32	$2		$—	14.3%	10.7% /10.0%	1.4x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	429	1,160	376	505		—	—		426	10.5	7.3	1.5
Oaktree Mezzanine Fund III, L.P. (13)	Dec. 2009	Dec. 2014	1,592	1,130	120	397	853	1,552		—	—		895	12.9	10.4 / (0.9)	1.2
														12.1%	8.2%
U.S. Senior Loans
Oaktree Loan Fund, L.P.	Sep. 2007	Sep. 2012	$2,193	$2,193	$95	$2,288	$—	$—		N/A	N/A		N/A	2.5%	1.9%	1.1x
Oaktree Loan Fund, 2x, L.P.	Sep. 2007	Sep. 2015	1,722	1,722	103	1,773	52	51		N/A	N/A		N/A	2.7	2.0	1.1
Oaktree Enhanced Income Fund, L.P. (6)	Sep. 2012	Aug. 2015	755	755	19	—	774	2,190	(14)	N/A	N/A		N/A	nm	nm	1.0
								32,517	(15)		2,091	(15)
						Other (16)		202			4
				Total (17)				$32,719			$2,095

(1)	Reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Excludes Oaktree segment incentive income recognized since inception.

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

(5)	Calculated as Drawn Capital plus gross income before fees and expenses divided by Drawn Capital.

(6)	The IRR is not considered meaningful (“nm”) as the period from the initial contribution through June 30, 2013 is less than one year.

(7)
As of June 30, 2013, Oaktree Opportunities Fund IX, L.P. had made an aggregate 10% drawdown against its $5.0 billion of committed capital. Oaktree has not yet commenced the fund's investment period and, as a result, as of June 30, 2013 management fees were assessed only on the drawn capital, and management fee-generating AUM included only that portion of committed capital.

(8)
Represents certain predecessor funds within the relevant strategy that have completely liquidated their assets or whose remaining assets represent less than 5% of the committed capital of such fund. Includes funds managed by certain Oaktree investment professionals while employed at the Trust Company of the West prior to Oaktree's founding in 1995. When these employees joined Oaktree upon, or shortly after, its founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and Oaktree.

(9)
Aggregate IRRs based on conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD at the June 30, 2013 spot rate of $1.30.

(10)
Due to the differences in allocations of income and expenses to this fund's two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million relates to the Oaktree PPIP Private Fund, L.P. The gross and net IRR for the Oaktree PPIP Private Fund, L.P. were 24.8% and 18.7%, respectively, as of June 30, 2013.

(11)	Represents amounts related to the Oaktree PPIP Private Fund, L.P. only.

(12)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.7% and Class B interests is 10.0%. Combined net IRR for the Class A and Class B interests is 10.3%.

(13)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.4% and Class B interests is (0.9)%. Combined net IRR for Class A and Class B interests is 7.5%.

(14)	Represents gross assets, including leverage of $1,437 million.

(15)	Totals based on conversion of Euro amounts to USD at the June 30, 2013 spot rate of $1.30.

(16)	Includes separate accounts and a non-Oaktree fund.

(17)	Excludes one separate account with management fee-generating AUM of $400 million as of June 30, 2013, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee- gener- ating AUM as of June 30, 2013	Twelve Months Ended June 30, 2013			Since Inception through June 30, 2013
	Composite Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$16,549	8.3%	7.7%	8.9%	9.9%	9.4%	8.8%	0.80	0.54
European High Yield Bonds	May 1999	1,267	13.4	12.8	13.5	8.2	7.6	6.1	0.60	0.34
U.S. Convertibles	Apr. 1987	4,564	19.3	18.7	18.6	10.0	9.4	8.0	0.48	0.31
Non-U.S. Convertibles	Oct. 1994	2,407	11.3	10.8	10.3	9.0	8.3	5.8	0.75	0.35
High Income Convertibles	Aug. 1989	1,078	11.5	11.0	9.2	12.0	11.4	8.6	1.02	0.58
U.S. Senior Loans	Sep. 2008	2,077	6.5	6.0	7.6	8.1	7.6	6.2	1.19	0.59
European Senior Loans	May 2009	1,219	8.0	7.5	8.7	11.8	11.2	13.1	1.84	1.91
Emerging Markets Equity	Jul. 2011	74	9.0	8.1	2.9	(2.9)	(3.7)	(7.0)	(0.13)	(0.33)
Total		$29,235

(1)	Represents Oaktree’s time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. Returns for Relevant Benchmarks are presented on a gross basis.
Evergreen Funds

		As of June 30, 2013				Twelve Months Ended June 30, 2013		Since Inception through June 30, 2013
		Strategy AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level) (1)
	Strategy Inception					Rates of Return		Annualized Rates of Return
						Gross	Net	Gross	Net
		(in millions)

Value Opportunities	Sep. 2007	$1,772	$1,712	$22		19.5%	13.6%	13.7%	8.8%
Emerging Markets Absolute Return	Apr. 1997	324	302	N/A	(3)	6.8	4.5	15.5	10.6
Strategic Credit (2)	Jul. 2012	1,208	646	1		18.3	17.7	18.3	17.7
			2,660	23
Restructured funds (4)			—	10
Total (2)			$2,660	$33

(1)	For the three and six months ended June 30, 2013, segment incentive income recognized by Oaktree totaled $1.7 million and $3.7 million, respectively.

(2)
Includes a separate account with a closed-end fund structure with $550 million of AUM and $400 million of management fee-generating AUM. Returns presented are time-weighted rates of return for the closed-end separate account.

(3)	As of June 30, 2013, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $4.6 million.

(4)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and Oaktree Japan Opportunities Fund, L.P. (Yen class). As of June 30, 2013, these funds had gross and net IRRs since inception of (2.1)% and (4.6)%, 8.0% and 5.6%, and (8.1)% and (9.2)%, respectively, and in the aggregate had AUM of $177.7 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $9.5 million as of June 30, 2013.

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
Date: August 8, 2013

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