Form 10-Q
period 2013-09-30
Oaktree Capital Group, LLC
filed 2013-11-07
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 5, 2013, there were 38,239,441 Class A units and 112,821,276 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the items captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2013 (“annual report”), which is accessible on the SEC’s website at www.sec.gov, and in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	September 30, 2013	December 31, 2012
Assets
Cash and cash-equivalents	$304,743	$458,191
U.S. Treasury and government agency securities	706,865	370,614
Corporate investments, at equity	90,680	98,950
Due from affiliates	49,076	44,589
Deferred tax assets	293,579	159,171
Other assets	176,920	127,244
Assets of consolidated funds:
Cash and cash-equivalents	2,319,286	2,470,335
Investments, at fair value	38,764,427	38,372,626
Dividends and interest receivable	175,403	177,746
Due from brokers	342,763	405,143
Receivable for securities sold	749,309	501,199
Derivative assets, at fair value	106,857	107,560
Other assets	621,273	576,630
Total assets	$44,701,181	$43,869,998
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$187,834	$118,921
Accounts payable, other accrued expenses and other liabilities	74,015	95,390
Due to affiliates	250,290	136,165
Debt obligations	585,714	615,179
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	28,163	104,744
Payables for securities purchased	1,294,253	629,627
Securities sold short, at fair value	120,598	126,530
Derivative liabilities, at fair value	154,680	156,647
Distributions payable	96,037	330,446
Borrowings under credit facilities	2,028,178	491,625
Total liabilities	4,819,762	2,805,274
Commitments and contingencies (Note 12)
Non-controlling redeemable interests in consolidated funds	38,329,912	39,670,831
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 38,239,441 and 30,180,933 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Class B units, no par value, unlimited units authorized, 112,821,276 and 120,267,503 units issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Paid-in capital	614,600	645,053
Accumulated deficit	(179,812)	(336,903)
Accumulated other comprehensive loss	(1,111)	(1,748)
Class A unitholders’ capital	433,677	306,402
OCGH non-controlling interest in consolidated subsidiaries	1,117,830	1,087,491
Total unitholders’ capital	1,551,507	1,393,893
Total liabilities and unitholders’ capital	$44,701,181	$43,869,998

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Management fees	$56,786	$30,586	$149,422	$91,813
Incentive income	—	1,320	2,317	6,368
Total revenues	56,786	31,906	151,739	98,181
Expenses:
Compensation and benefits	(95,660)	(83,141)	(279,638)	(247,907)
Equity-based compensation	(7,320)	(7,498)	(20,877)	(27,482)
Incentive income compensation	(49,222)	(29,546)	(308,446)	(118,268)
Total compensation and benefits expense	(152,202)	(120,185)	(608,961)	(393,657)
General and administrative	(31,094)	(25,965)	(80,227)	(72,394)
Depreciation and amortization	(1,791)	(1,901)	(5,266)	(5,573)
Consolidated fund expenses	(29,071)	(19,969)	(80,749)	(70,971)
Total expenses	(214,158)	(168,020)	(775,203)	(542,595)
Other income (loss):
Interest expense	(17,337)	(10,789)	(42,931)	(33,639)
Interest and dividend income	389,078	452,473	1,375,923	1,455,964
Net realized gain on consolidated funds’ investments	766,199	1,097,305	2,796,448	2,904,964
Net change in unrealized appreciation on consolidated funds’ investments	97,773	808,989	1,007,495	1,434,596
Investment income	11,468	8,298	22,600	17,683
Other income (expense), net	148	(59)	412	8,534
Total other income	1,247,329	2,356,217	5,159,947	5,788,102
Income before income taxes	1,089,957	2,220,103	4,536,483	5,343,688
Income taxes	(726)	(5,801)	(18,874)	(27,493)
Net income	1,089,231	2,214,302	4,517,609	5,316,195
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(916,875)	(2,069,855)	(3,743,327)	(4,868,300)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(129,408)	(119,235)	(617,191)	(379,356)
Net income attributable to Oaktree Capital Group, LLC	$42,948	$25,212	$157,091	$68,539
Distributions declared per Class A unit (1)	$1.51	$0.79	$3.97	$1.76
Net income per unit (basic and diluted):
Net income per Class A unit	$1.12	$0.84	$4.64	$2.49
Weighted average number of Class A units outstanding	38,239	30,181	33,845	27,494

(1)	All references to Class A units in these financial statements give effect to the conversion of previously outstanding 13 Class C units into Class A units on a one-for-one basis in April 2012.

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended September 30, 2013	Oaktree Capital Group, LLC	OCGH Non-controlling Interest in Consolidated Subsidiaries	Non-controlling Redeemable Interests in Consolidated Funds	Total
Net income	$42,948	$129,408	$916,875	$1,089,231
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	784	2,306	—	3,090
Unrealized loss on interest-rate swap designated as cash-flow hedge	(61)	(179)	—	(240)
Other comprehensive income, net of tax	723	2,127	—	2,850
Total comprehensive income	43,671	131,535	916,875	1,092,081
Less: Comprehensive income attributable to non-controlling interests	—	(131,535)	(916,875)	(1,048,410)
Comprehensive income attributable to Oaktree Capital Group, LLC	$43,671	$—	$—	$43,671
Three Months Ended September 30, 2012
Net income	$25,212	$119,235	$2,069,855	$2,214,302
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	263	1,047	—	1,310
Unrealized loss on interest-rate swap designated as cash-flow hedge	(63)	(252)	—	(315)
Other comprehensive income, net of tax	200	795	—	995
Total comprehensive income	25,412	120,030	2,069,855	2,215,297
Less: Comprehensive income attributable to non-controlling interests	—	(120,030)	(2,069,855)	(2,189,885)
Comprehensive income attributable to Oaktree Capital Group, LLC	$25,412	$—	$—	$25,412

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — (Continued)
(in thousands)

Nine Months Ended September 30, 2013	Oaktree Capital Group, LLC	OCGH Non-controlling Interest in Consolidated Subsidiaries	Non-controlling Redeemable Interests in Consolidated Funds	Total
Net income	$157,091	$617,191	$3,743,327	$4,517,609
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(772)	—	(773)
Unrealized gain on interest-rate swap designated as cash-flow hedge	638	2,362	—	3,000
Other comprehensive income, net of tax	637	1,590	—	2,227
Total comprehensive income	157,728	618,781	3,743,327	4,519,836
Less: Comprehensive income attributable to non-controlling interests	—	(618,781)	(3,743,327)	(4,362,108)
Comprehensive income attributable to Oaktree Capital Group, LLC	$157,728	$—	$—	$157,728
Nine Months Ended September 30, 2012
Net income	$68,539	$379,356	$4,868,300	$5,316,195
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	194	947	—	1,141
Unrealized loss on interest-rate swap designated as cash-flow hedge	(246)	(968)	—	(1,214)
Other comprehensive loss, net of tax	(52)	(21)	—	(73)
Total comprehensive income	68,487	379,335	4,868,300	5,316,122
Less: Comprehensive income attributable to non-controlling interests	—	(379,335)	(4,868,300)	(5,247,635)
Comprehensive income attributable to Oaktree Capital Group, LLC	$68,487	$—	$—	$68,487

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,517,609	$5,316,195
Adjustments to reconcile net income to net cash provided by operating activities:
Investment income	(22,600)	(17,683)
Depreciation and amortization	5,266	5,573
Equity-based compensation	20,877	27,482
Net realized and unrealized gains from consolidated funds' investments	(3,803,943)	(4,339,560)
Amortization of original issue and market discount of consolidated funds' investments	(32,187)	(94,269)
Income distributions from corporate investments in companies	37,706	—
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(43,512)	(130,307)
Decrease in net due to affiliates	(4,609)	(6,667)
Decrease in accounts payable, other accrued expenses and other liabilities	(25,433)	(9,923)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease in dividends and interest receivable	2,343	45,896
Decrease in due from brokers	62,380	183,174
Increase in receivables for securities sold	(248,110)	(364,846)
Increase in payables for securities purchased	664,626	454,480
Purchases of securities	(13,143,842)	(11,139,061)
Proceeds from maturities and sales of securities	16,677,061	13,549,529
Net cash provided by operating activities	4,663,632	3,480,013
Cash flows from investing activities:
Purchases of U.S. Treasury and government agency securities	(702,456)	(169,142)
Proceeds from maturities and sales of U.S. Treasury and government agency securities	366,205	190,000
Corporate investments in funds and companies	(8,870)	(8,142)
Distributions from corporate investments in funds and companies	2,034	19,028
Purchases of fixed assets	(3,027)	(4,631)
Other	(40,000)	—
Net cash provided by (used in) investing activities	(386,114)	27,113

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Repayments of debt obligations	$(29,465)	$(33,214)
Proceeds from issuance of Class A units, net	419,908	322,260
Purchase of OCGH units	(420,741)	(322,935)
Repurchase and cancellation of Class A units	—	(14,132)
Distributions to Class A unitholders	(131,999)	(50,189)
Distributions to OCGH unitholders	(527,101)	(279,086)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	4,613,588	4,948,480
Distributions to non-controlling interests	(10,033,373)	(7,907,434)
Borrowings on credit facilities	3,030,121	719,928
Repayments on credit facilities	(1,513,283)	(717,425)
Net cash used in financing activities	(4,592,345)	(3,333,747)
Effect of exchange rate changes on cash	10,330	2,283
Net increase (decrease) in cash and cash-equivalents	(304,497)	175,662
Cash and cash-equivalents, beginning balance	2,928,526	3,505,659
Cash and cash-equivalents, ending balance	$2,624,029	$3,681,321

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC						OCGH Non-controlling Interest in Consolidated Subsidiaries	Total Unitholders' Capital
	Class A Units	Class B Units	Class C Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2012	30,181	120,268	—	$645,053	$(336,903)	$(1,748)	$1,087,491	$1,393,893
Activity for the nine months ended September 30, 2013:
Issuance of Class A units	8,058	—	—	419,908	—	—	—	419,908
Issuance of Class B units	—	673	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(44)	—	—	—	—	—	—
Cancellation of Class B units	—	(8,076)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	—	(419,908)	—	—	—	(419,908)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	20,161	—	—	—	20,161
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(833)	(833)
Equity reallocation between controlling and non-controlling interests	—	—	—	76,685	—	—	(76,685)	—
Capital increase related to equity-based compensation	—	—	—	4,700	—	—	16,177	20,877
Distributions declared	—	—	—	(131,999)	—	—	(527,101)	(659,100)
Net income	—	—	—	—	157,091	—	617,191	774,282
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1)	(772)	(773)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	638	2,362	3,000
Unitholders' capital as of September 30, 2013	38,239	112,821	—	$614,600	$(179,812)	$(1,111)	$1,117,830	$1,551,507

Unitholders' capital as of December 31, 2011	22,664	125,847	13	$634,739	$(444,713)	$(1,884)	$935,858	$1,124,000
Activity for the nine months ended September 30, 2012:
Issuance of Class A units	7,904	—	—	322,260	—	—	—	322,260
Issuance of Class B units	—	2,358	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(5)	—	—	—	—	—	—
Conversion of Class C units into Class A units	13	—	(13)	—	—	—	—	—
Repurchase and cancellation of Class A units	(400)	—	—	(14,132)	—	—	—	(14,132)
Cancellation of Class B units	—	(7,904)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	—	(322,260)	—	—	—	(322,260)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	15,490	—	—	—	15,490
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(675)	(675)
Equity reallocation between controlling and non-controlling interests	—	—	—	69,101	—	—	(69,101)	—
Capital increase related to equity-based compensation	—	—	—	4,871	—	—	22,611	27,482
Distributions declared	—	—	—	(50,189)	—	—	(279,086)	(329,275)
Net income	—	—	—	—	68,539	—	379,356	447,895
Foreign currency translation adjustment, net of tax	—	—	—	—	—	194	947	1,141
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	(246)	(968)	(1,214)
Unitholders' capital as of September 30, 2012	30,181	120,296	—	$659,880	$(376,174)	$(1,936)	$988,942	$1,270,712

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
Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by management using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “—Non-publicly Traded Equity and Real Estate Investments.”
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
The market-yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows, discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrower. Consideration is also given to a borrower's ability to meet principal and interest obligations; this may include an evaluation of collateral and/or the underlying value of the borrower utilizing techniques described below under “—Non-publicly Traded Equity and Real Estate Investments.”
Non-publicly Traded Equity and Real Estate Investments
The fair values of equity and real estate investments are determined using either a cost , market or income approach. A cost approach is based upon the current cost of reproducing a real estate investment less deterioration and functional and economic obsolescence. A market approach utilizes valuations of comparable public companies and transactions and generally seeks to establish the enterprise value of the portfolio company or investment property using a market-multiple methodology. This approach takes into account the financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company or investment property. Consideration may also be given to factors such as acquisition price of the security or investment property, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company or investment property relative to its comparable companies or properties, industry trends, general economic and market conditions, and others deemed relevant. The income approach is typically a discounted cash flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.
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
In June 2013, the FASB issued guidance that amended the criteria by which an entity qualifies as an investment company for accounting purposes. The guidance also clarified the characteristics of an investment company and provided measurement and disclosure requirements for an investment company. The amendment is effective for the Company beginning January 1, 2014. The Company does not expect that adoption of this guidance will have a material impact on its condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short in the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
United States:
Fixed income securities:
Consumer discretionary	$3,754,991	$5,072,283	9.7%	13.2%
Consumer staples	850,671	697,300	2.2	1.8
Energy	709,682	565,151	1.8	1.5
Financials	551,391	1,013,230	1.4	2.6
Health care	724,472	658,932	1.9	1.7
Industrials	1,840,898	1,957,259	4.7	5.1
Information technology	1,244,353	908,662	3.2	2.4
Materials	1,081,165	826,008	2.8	2.2
Telecommunication services	332,734	282,101	0.9	0.7
Utilities	2,062,556	1,717,978	5.3	4.5
Total fixed income securities (cost: $13,054,005 and $13,320,475 as of September 30, 2013 and December 31, 2012, respectively)	13,152,913	13,698,904	33.9	35.7
Equity securities:
Consumer discretionary	2,973,559	3,289,347	7.7	8.6
Consumer staples	470,065	444,735	1.2	1.2
Energy	563,676	448,412	1.5	1.2
Financials	5,636,471	6,001,493	14.5	15.6
Health care	250,276	134,239	0.6	0.3
Industrials	1,554,872	1,201,156	4.0	3.1
Information technology	243,756	199,003	0.6	0.5
Materials	1,225,018	1,407,850	3.2	3.7
Telecommunication services	40,796	15,022	0.1	0.0
Utilities	176,216	140,037	0.5	0.4
Total equity securities (cost: $10,526,283 and $11,637,988 as of September 30, 2013 and December 31, 2012, respectively)	13,134,705	13,281,294	33.9	34.6

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Europe:
Fixed income securities:
Consumer discretionary	$1,509,502	$1,607,822	3.9%	4.2%
Consumer staples	154,953	486,037	0.4	1.3
Energy	282,569	272,079	0.7	0.7
Financials	531,437	627,161	1.4	1.6
Health care	25,159	19,585	0.1	0.0
Industrials	502,857	531,770	1.3	1.4
Information technology	7,280	5,397	0.0	0.0
Materials	681,813	717,294	1.8	1.9
Telecommunication services	172,840	190,369	0.4	0.5
Utilities	18,049	28,561	0.0	0.1
Total fixed income securities (cost: $3,085,553 and $4,383,068 as of September 30, 2013 and December 31, 2012, respectively)	3,886,459	4,486,075	10.0	11.7
Equity securities:
Consumer discretionary	167,589	117,485	0.5	0.3
Consumer staples	747,302	1,336,420	1.9	3.5
Energy	77,901	91,724	0.2	0.2
Financials	2,876,742	1,553,598	7.4	4.1
Health care	12,850	—	0.0	—
Industrials	462,977	1,388	1.2	0.0
Information technology	1,398	335	0.0	0.0
Materials	246,176	374,169	0.7	1.0
Telecommunication services	882	—	0.0	—
Total equity securities (cost: $3,749,094 and $2,960,210 as of September 30, 2013 and December 31, 2012, respectively)	4,593,817	3,475,119	11.9	9.1
Asia and other:
Fixed income securities:
Consumer discretionary	124,192	680,273	0.3	1.8
Consumer staples	19,488	3,615	0.1	0.0
Energy	62,885	47,776	0.2	0.1
Financials	117,585	22,186	0.3	0.1
Health care	—	1,622	—	0.0
Industrials	676,076	290,639	1.7	0.8
Information technology	18,648	33,260	0.0	0.1
Materials	97,568	92,974	0.3	0.2
Telecommunication services	834	1,939	0.0	0.0
Utilities	7,188	129,474	0.0	0.3
Total fixed income securities (cost: $1,099,405 and $1,298,868 as of September 30, 2013 and December 31, 2012, respectively)	1,124,464	1,303,758	2.9	3.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Asia and other:
Equity securities:
Consumer discretionary	$554,280	$99,527	1.4%	0.3%
Consumer staples	25,462	42,688	0.1	0.1
Energy	251,661	213,490	0.7	0.6
Financials	955,794	973,745	2.5	2.5
Health care	810	71	0.0	0.0
Industrials	809,879	613,020	2.1	1.6
Information technology	82,707	75,583	0.2	0.2
Materials	54,050	51,296	0.1	0.1
Telecommunication services	7,934	6,044	0.0	0.0
Utilities	129,492	52,012	0.3	0.1
Total equity securities (cost: $2,298,307 and $1,726,145 as of September 30, 2013 and December 31, 2012, respectively)	2,872,069	2,127,476	7.4	5.5
Total fixed income securities	18,163,836	19,488,737	46.8	50.8
Total equity securities	20,600,591	18,883,889	53.2	49.2
Total investments, at fair value	$38,764,427	$38,372,626	100.0%	100.0%
Securities Sold Short:
Securities sold short – equities	$(120,598)	$(126,530)
As of September 30, 2013 and December 31, 2012, no single issuer or investment had a fair value that exceeded 5% of Oaktree's total consolidated net assets.
Net Gains From Investment Activities of Consolidated Funds
Net gains from investment activities in the condensed consolidated statements of operations consist primarily of the realized and unrealized gains and losses on the consolidated funds' investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments. Upon disposition of an investment, unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Three Months Ended September 30,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$760,923	$306,542	$1,028,109	$948,408
Total-return, credit-default and interest-rate swaps (1)	(1,235)	19,637	28,849	2,189
Foreign currency forward contracts (1)	9,382	(222,589)	40,148	(135,228)
Options and futures (1)	(2,871)	(5,817)	199	(6,380)
Total	$766,199	$97,773	$1,097,305	$808,989

	Nine Months Ended September 30,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$2,773,547	$998,935	$2,754,917	$1,535,611
Total-return, credit-default and interest-rate swaps (1)	2,648	44,396	59,313	38,311
Foreign currency forward contracts (1)	28,934	(38,598)	103,052	(137,422)
Options and futures (1)	(8,681)	2,762	(12,318)	(1,904)
Total	$2,796,448	$1,007,495	$2,904,964	$1,434,596

(1)	Please see note 5 for additional information.

4. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, U.S. Treasury and government agency securities, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of U.S. Treasury securities and short-term investments included in cash and cash-equivalents is a Level I valuation and the fair value of government agency securities is a level II valuation. The fair value of the Company's debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $624.7 million and $652.9 million as of September 30, 2013 and December 31, 2012, respectively, utilizing an average borrowing rate of 3.2% and 3.1%, respectively. As of September 30, 2013, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $617.0 million, whereas a 10% decrease would increase the estimated fair value to $632.6 million. The fair values of the Company's interest-rate swaps and foreign exchange contracts are Level II valuations and are included in accounts payable, other accrued expenses and other liabilities. As of September 30, 2013 and December 31, 2012, the fair value of the interest-rate swaps was a net liability of $4.9 million and $7.9 million, respectively, and the fair value of the foreign exchange contracts was a net liability of $1.4 million and $0.8 million, respectively. The fair value of the Company's total-return swap, a Level II valuation, included in other assets on the condensed consolidated balance sheet, was a net asset of $0.1 million as of September 30, 2013.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair-value hierarchy levels:

As of September 30, 2013:	Level I	Level II	Level III	Total
Corporate debt – bank debt	$—	$8,060,810	$2,288,908	$10,349,718
Corporate debt – all other	—	5,152,485	2,661,633	7,814,118
Equities – common stock	4,689,131	683,956	6,468,956	11,842,043
Equities – preferred stock	3,888	5,208	862,800	871,896
Real estate	—	34,340	5,855,710	5,890,050
Real estate loan portfolio	—	—	1,979,132	1,979,132
Other	1,888	1,467	14,115	17,470
Total investments	$4,694,907	$13,938,266	$20,131,254	$38,764,427
Securities sold short – equities	$(120,598)	$—	$—	$(120,598)
Options written (net)	$—	$287	$—	$287
Swaps (net)	—	8,635	74,797	83,432
Forward contracts (net)	—	(132,386)	—	(132,386)
Futures (net)	844	—	—	844

As of December 31, 2012:	Level I	Level II	Level III	Total
Corporate debt – bank debt	$—	$7,412,691	$2,253,476	$9,666,167
Corporate debt – all other	—	6,663,519	3,159,051	9,822,570
Equities – common stock	3,362,742	1,055,465	8,101,051	12,519,258
Equities – preferred stock	2,520	2,133	650,096	654,749
Real estate	—	—	3,946,142	3,946,142
Real estate loan portfolio	—	—	1,737,822	1,737,822
Other	1,933	8,438	15,547	25,918
Total investments	$3,367,195	$15,142,246	$19,863,185	$38,372,626
Securities sold short – equities	$(126,530)	$—	$—	$(126,530)
Options written (net)	$—	$5,520	$—	$5,520
Swaps (net)	—	(5,539)	44,705	39,166
Forward contracts (net)	—	(93,863)	—	(93,863)
Futures (net)	90	—	—	90

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Other	Total
Three Months Ended September 30, 2013:
Beginning balance	$1,711,680	$2,535,280	$7,373,118	$663,523	$5,199,534	$1,989,515	$55,817	$14,516	$19,542,983
Transfers into Level III	276,696	48,124	105,583	118,496	—	—	—	—	548,899
Transfers out of Level III	(72,043)	(14,544)	(654,361)	(9,991)	—	—	—	—	(750,939)
Purchases	533,073	240,959	334,417	105,921	624,020	253,669	—	—	2,092,059
Sales	(280,820)	(254,764)	(860,649)	(723)	(148,528)	(357,451)	—	—	(1,902,935)
Realized gains (losses), net	19,096	65,722	397,272	164	24,190	9,781	—	—	516,225
Unrealized appreciation (depreciation), net	101,226	40,856	(226,424)	(14,590)	156,494	83,618	18,980	(401)	159,759
Ending balance	$2,288,908	$2,661,633	$6,468,956	$862,800	$5,855,710	$1,979,132	$74,797	$14,115	$20,206,051
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$102,940	$22,270	$(14,316)	$30,688	$138,039	$83,618	$18,973	$(344)	$381,868
Three Months Ended September 30, 2012:
Beginning balance	$2,424,016	$3,054,677	$7,180,826	$1,046,978	$3,132,225	$712,145	$—	$19,965	$17,570,832
Transfers into Level III	1,403	234,196	102,504	1,164	—	—	—	—	339,267
Transfers out of Level III	(319,348)	(389,549)	(11,424)	—	—	—	—	—	(720,321)
Purchases	652,231	333,320	23,065	51,479	352,462	1,008,622	—	—	2,421,179
Sales	(197,648)	(89,188)	(118,584)	(277,090)	(182,159)	(528,500)	—	(7,835)	(1,401,004)
Realized gains (losses), net	25,762	7,536	41,470	273,589	(7,402)	8,256	—	5,516	354,727
Unrealized appreciation (depreciation), net	27,074	24,186	203,827	(255,308)	194,118	25,410	—	(2,608)	216,699
Ending balance	$2,613,490	$3,175,178	$7,421,684	$840,812	$3,489,244	$1,225,933	$—	$15,038	$18,781,379
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,492	$24,723	$267,576	$26,859	$207,526	$79,306	$—	$(1,214)	$606,268

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Other	Total
Nine Months Ended September 30, 2013:
Beginning balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Transfers into Level III	440,605	59,544	698,735	385,099	15,055	—	—	—	1,599,038
Transfers out of Level III	(669,172)	(215,738)	(1,059,337)	(9,991)	—	—	—	—	(1,954,238)
Purchases	827,924	358,510	685,588	203,315	1,556,156	849,342	—	—	4,480,835
Sales	(708,296)	(898,672)	(2,277,253)	(312,669)	(497,633)	(810,873)	—	—	(5,505,396)
Realized gains (losses), net	18,523	157,027	922,320	55,985	169,388	27,713	—	—	1,350,956
Unrealized appreciation (depreciation), net	125,848	41,911	(602,148)	(109,035)	666,602	175,128	30,092	(1,432)	326,966
Ending balance	$2,288,908	$2,661,633	$6,468,956	$862,800	$5,855,710	$1,979,132	$74,797	$14,115	$20,206,051
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$90,534	$101,485	$119,749	$(50,371)	$616,914	$175,128	$30,092	$(1,376)	$1,082,155
Nine Months Ended September 30, 2012:
Beginning balance	$1,978,637	$3,155,241	$6,164,025	$1,090,107	$2,786,862	$479,690	$—	$18,824	$15,673,386
Transfers into Level III	377,015	606,212	567,143	8,151	17,275	—	—	—	1,575,796
Transfers out of Level III	(538,993)	(590,324)	(371,106)	(100,064)	(5,353)	—	—	—	(1,605,840)
Purchases	1,355,860	745,392	637,685	95,040	1,072,682	1,236,118	—	—	5,142,777
Sales	(561,188)	(953,083)	(189,821)	(280,947)	(786,375)	(592,355)	—	(7,835)	(3,371,604)
Realized gains (losses), net	35,655	107,829	(19,541)	270,390	236,762	23,174	—	5,516	659,785
Unrealized appreciation (depreciation), net	(33,496)	103,911	633,299	(241,865)	167,391	79,306	—	(1,467)	707,079
Ending balance	$2,613,490	$3,175,178	$7,421,684	$840,812	$3,489,244	$1,225,933	$—	$15,038	$18,781,379
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(8,054)	$156,816	$552,674	$41,154	$364,835	$79,306	$—	$(73)	$1,186,658

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds' investments or net change in unrealized appreciation on consolidated funds' investments in the condensed consolidated statements of operations.
There were no transfers between Level I and Level II positions for the three months ended September 30, 2013. Transfers between Level I and Level II positions for the nine months ended September 30, 2013 included $1,066.8 million from Level II to Level I, as an investment in common equity began trading on a securities exchange. Transfers between Level I and Level II positions for the three and nine months ended September 30, 2012 included $17.6 million from Level II to Level I, as certain securities began trading on a securities exchange.
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
The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the Company's Level III investments as of September 30, 2013:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)
Credit-oriented investments:
	$1,245,372	Discounted cash flow (1)	Discount rate (range: 8% - 19%)
	1,264,193	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 4x - 9x)
	204,597	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 0.9x - 1.1x)
	961,333	Recent transaction price (5)	Not applicable
	364,961	Discounted cash flow (1) / Sales approach (8)	Discount rate (range: 13% - 33%)
Market transactions
	984,882	Recent market information (6)	Quoted prices / discount (discount not applicable)
Equity investments:
	5,126,645	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 3x - 13x)
	891,062	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 1x - 1.4x)
	1,164,874	Recent transaction price (5)	Not applicable
	111,323	Discounted cash flow (1)	Discount rate (range: 11% - 13%)
	37,852	Recent market information (6)	Quoted prices / discount (discount not applicable)
Real estate-oriented investments:
	1,846,201	Discounted cash flow (1)(7)	Discount rate (range: 8% - 40%)
Terminal capitalization rate (range: 6% - 15%)
Direct capitalization rate (range: 7% - 9%)
Net operating income growth rate (range: 1% - 31%)
Absorption rate (range: 16% - 33%)
	1,013,953	Market approach (comparable companies) (2)	Earnings multiple (3) (range: 6x - 12x)
	397,321	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple (range: 1.1x - 1.3x)
	962,463	Recent transaction price (5)	Not applicable
	472,869	Sales approach (8)	Market transactions
	1,162,903	Recent market information (6)	Quoted prices / discount (discount range: 0% - 6%)
Real estate loan portfolios:
	496,282	Recent transaction price (5)	Not applicable
	1,482,850	Discounted cash flow (1)(7)	Discount rate (range: 12% - 30%)
Other	14,115
Total Level III investments	$20,206,051

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

(1)
A discounted cash flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, as well as certain equity investments, certain real estate-oriented investments and certain real estate loan portfolios.

(2)	A market approach is generally used to value distressed investments and investments in which the consolidated funds have a controlling interest in the underlying issuer.

(3)
Earnings multiples are based on comparable public companies and transactions with comparable companies. The Company typically utilizes multiples of EBITDA; however, in certain cases the Company may use other earnings multiples believed to be most relevant to the investment. The Company typically applies the multiple to trailing-twelve months' EBITDA. However, in certain cases other earnings measures, such as pro forma EBITDA, may be utilized if deemed to be more relevant.

(4)
A market approach using the value of underlying assets utilizes a multiple, based on comparable companies, of underlying assets or the net book value of the portfolio company. The Company typically obtains the value of underlying assets from the underlying portfolio company's financial statements or from pricing vendors. The Company may value the underlying assets by using prices and other relevant information from market transactions involving comparable assets.

(5)
Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date, adjusted when appropriate based on changes in significant unobservable inputs, valuations of comparable companies and other similar transactions. The fair value may also be based on a pending transaction expected to close after the valuation date.

(6)
Certain investments are valued using quoted prices for the subject or similar securities.  Generally, investments valued in this manner are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. Quoted prices include exchange-listed prices and prices obtained from brokers or pricing vendors. Prices obtained from brokers or pricing vendors are evaluated based on trading activity of the subject or similar securities or comparable-yield analysis.

(7)
The discounted cash flow model for certain real estate-oriented investments and certain real estate loan portfolios contains a sell-out analysis. In these cases, the discounted cash flow is based on the expected timing and prices of sales of the underlying properties. The Company's determination of the sales prices of these properties typically includes consideration of prices and other relevant information from market transactions involving comparable properties.

(8)
The sales approach uses prices and other relevant information generated by market transactions involving comparable assets. The significant unobservable inputs used in the sales approach generally include adjustments to transactions involving comparable assets or properties, adjustments to external or internal appraised values, and the Company's assumptions regarding market trends or other relevant factors.

(9)
The discount rate is the significant unobservable input used in the fair-value measurement of performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, as well as certain equity investments and certain real estate loan portfolios. An increase (decrease) in the discount rate would result in a lower (higher) fair-value measurement.

(10)
Multiple of either earnings or underlying assets is the significant unobservable input used in the market approach for the fair-value measurement of distressed credit-oriented investments, credit-oriented investments in which the consolidated funds have a controlling interest in the underlying issuer, equity investments and certain real estate-oriented investments. An increase (decrease) in the multiple would result in a higher (lower) fair-value measurement.

(11)
The significant unobservable inputs used in the fair-value measurement of real estate investments utilizing a discounted cash flow analysis can include one or more of the following: discount rate, terminal capitalization rate, direct capitalization rate, net operating income growth rate or absorption rate. An increase (decrease) in a discount rate, terminal capitalization rate or direct capitalization rate would result in a lower (higher) fair-value measurement. An increase (decrease) in a net operating income growth rate or absorption rate would result in a higher (lower) fair-value measurement. Generally, a change in a net operating income growth rate or absorption rate would be accompanied by a directionally similar change in the discount rate.

A significant amount of judgment may be required when using unobservable inputs, including assessing the accuracy of source data and the results of pricing models. The Company assesses the accuracy and reliability of the sources it uses to obtain unobservable inputs. These sources may include third-party vendors that the Company believes are reliable and commonly utilized by other market place participants. As described in note 2, other factors beyond the unobservable inputs described above have a significant impact on investment valuations.
During the nine months ended September 30, 2013, there were changes in the techniques used for purposes of valuing certain Level III-type investments. One real estate-oriented investment commenced trading on a securities exchange; thus, it changed from a market approach based on the value of underlying assets to a valuation based on recent market information, as adjusted for factors stemming from the structure of the equity interests owned by the consolidated funds. Additionally, the valuation technique for certain real estate loan portfolios changed to a discounted cash flow method from a combination of recent market and sales information, as a result of a lack of recent market transaction data. During the nine months ended September 30, 2012, there were no changes in techniques used to value Level III investments.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

5. HEDGES AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS
The Company enters into derivative financial instruments as part of its overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business are addressed as part of the Company's overall risk management strategy that may include the use of derivative financial instruments to economically hedge or reduce these exposures. From time to time, the Company may enter into (a) foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with changes in foreign currency exchange rates, or (b) interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable rate borrowings. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
In January 2013, the Company entered into an interest-rate swap with a notional value of $175.0 million, of which $168.8 million was designated to hedge a portion of the interest-rate risk associated with its variable-rate borrowings. In conjunction with the Company’s existing interest-rate swap, this swap effectively fixed the annual interest rate at a blended rate of 2.60% on the bulk of the first four years of the Company's term loan facility, based on the Company’s current credit ratings.
As of September 30, 2013, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $386.3 million. These hedges continued to be effective as of September 30, 2013. As of December 31, 2012, the Company had one interest-rate swap designated as a cash-flow hedge with a notional value of $240.0 million.
In August 2013, to facilitate its investment management activities, the Company entered into a two-year total return swap (“TRS”) agreement with a financial institution to meet certain investment objectives for which the primary risk exposure is credit. Pursuant to the TRS agreement, as of September 30, 2013, the Company deposited $40 million in cash collateral with the counterparty and had the ability to access up to $200 million of U.S. dollar-denominated debt securities underlying the TRS. The Company will be entitled to receive or obligated to pay certain amounts based on the interest income or expense, as well as changes in the market values, of the TRS's underlying reference securities. The Company pays interest on the outstanding notional amount of the underlying reference securities at a spread to LIBOR. The TRS's fair value is based on changes in the fair value of the underlying reference securities, which are recorded as unrealized gains or losses until realized.
Freestanding derivatives are instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These instruments may include foreign exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of forward currency sell contracts, which are recorded within the same caption as the underlying hedged items in the condensed consolidated statements of financial condition, consisted of the following:

As of September 30, 2013:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 10/4/13-7/31/14	110,360	$144,894	$149,326	$(4,432)
USD (buy GBP), expiring 10/4/13-6/27/14	59,511	59,511	56,395	3,116
GBP, expiring 4/30/14	3,000	4,643	4,848	(205)
Japanese Yen, expiring 11/27/13-1/30/15	5,468,700	55,955	55,835	120
Total		$265,003	$266,404	$(1,401)
As of December 31, 2012:
Euro, expiring 1/7/13-10/31/13	93,500	$104,155	$105,997	$(1,842)
Japanese Yen, expiring 2/28/13-5/31/13	1,330,000	16,418	15,379	1,039
Total		$120,573	$121,376	$(803)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The fair value of the TRS contract, which is included in other assets in the condensed consolidated statements of financial condition, consisted of the following:

As of September 30, 2013	Notional	Fair Value
Total-return swap	$135,561	$132
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded on the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Foreign Currency Forward Contracts:	2013	2012	2013	2012
General and administrative expenses (1)	$(3,531)	$(1,483)	$1,318	$1,543

Total-return Swap:
Other income (expense), net	$132	$—	$132	$—

(1)
To the extent that the Company's freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of both September 30, 2013 and December 31, 2012, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
Derivatives Held By Consolidated Funds
Certain consolidated funds utilize derivative instruments in ongoing investment operations. These derivatives primarily consist of foreign currency forward contracts utilized to manage currency risk, options and futures used to hedge exposure for specific securities, and total-return swaps and credit-default swaps utilized mainly to obtain exposure to leveraged loans or to participate in foreign markets not readily accessible. None of the derivative instruments is accounted for as a hedging instrument utilizing hedge accounting.
The impact of derivative instruments held by the consolidated funds on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Total-return, credit-default and interest-rate swaps	$(1,235)	$19,637	$28,849	$2,189
Foreign currency forward contracts	9,382	(222,589)	40,148	(135,228)
Options and futures	(2,871)	(5,817)	199	(6,380)
Total	$5,276	$(208,769)	$69,196	$(139,419)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Nine Months Ended September 30,
	2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Total-return, credit-default and interest-rate swaps	$2,648	$44,396	$59,313	$38,311
Foreign currency forward contracts	28,934	(38,598)	103,052	(137,422)
Options and futures	(8,681)	2,762	(12,318)	(1,904)
Total	$22,901	$8,560	$150,047	$(101,015)

Although the Company generally presents derivative instruments on a gross basis in its condensed consolidated statements of financial condition, certain derivative instruments, primarily held by the consolidated funds, are subject to enforceable master netting arrangements with certain counterparties which allow for the derivative instruments to be offset. The table below sets forth the rights of setoff and related arrangements associated with the Company's derivative instruments:

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2013				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$4,009	$4,009	$—	$—	$—	$—
Total-return swaps	132	—	132	—	—	132
Subtotal	4,141	4,009	132	—	—	132
Derivative assets of consolidated funds:
Foreign currency forward contracts	16,989	52	16,937	13,388	—	3,549
Total-return, credit-default and interest-rate swaps	83,191	—	83,191	91	—	83,100
Options and futures	4,603	—	4,603	—	—	4,603
Swaptions	2,126	—	2,126	—	—	2,126
Subtotal	106,909	52	106,857	13,479	—	93,378
Total	$111,050	$4,061	$106,989	$13,479	$—	$93,510

Derivative Liabilities:
Foreign currency forward contracts	$(5,410)	$(4,009)	$(1,401)	$(6)	$—	$(1,395)
Interest-rate swaps	(4,900)	—	(4,900)	6	—	(4,906)
Subtotal	(10,310)	(4,009)	(6,301)	—	—	(6,301)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(149,375)	(52)	(149,323)	(13,388)	—	(135,935)
Total-return, credit-default and interest-rate swaps	(1,885)	—	(1,885)	(91)	—	(1,794)
Options and futures	(3,472)	—	(3,472)	—	—	(3,472)
Subtotal	(154,732)	(52)	(154,680)	(13,479)	—	(141,201)
Total	$(165,042)	$(4,061)	$(160,981)	$(13,479)	$—	$(147,502)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2012				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$1,558	$1,558	$—	$(549)	$—	$549
Derivative assets of consolidated funds:
Foreign currency forward contracts	52,663	—	52,663	34,139	—	18,524
Total-return, credit-default and interest-rate swaps	48,727	—	48,727	312	340	48,075
Options and futures	6,170	—	6,170	—	—	6,170
Subtotal	107,560	—	107,560	34,451	340	72,769
Total	$109,118	$1,558	$107,560	$33,902	$340	$73,318

Derivative Liabilities:
Foreign currency forward contracts	$(2,361)	$(1,558)	$(803)	$654	$—	$(1,457)
Interest-rate swaps	(7,900)	—	(7,900)	(105)	—	(7,795)
Subtotal	(10,261)	(1,558)	(8,703)	549	—	(9,252)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(146,526)	—	(146,526)	(34,139)	(632)	(111,755)
Total-return, credit-default and interest-rate swaps	(9,561)	—	(9,561)	(312)	(1,828)	(7,421)
Options and futures	(560)	—	(560)	—	(47)	(513)
Subtotal	(156,647)	—	(156,647)	(34,451)	(2,507)	(119,689)
Total	$(166,908)	$(1,558)	$(165,350)	$(33,902)	$(2,507)	$(128,941)
6. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company had the following debt obligations as of September 30, 2013 and December 31, 2012:

	As of
	September 30, 2013	December 31, 2012
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$10,714	$21,429
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in December 2012, payable 2.5% per quarter through September 2017, final $125,000 payment on December 21, 2017	225,000	243,750
Total remaining principal	$585,714	$615,179

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

Future principal payments of debt obligations as of September 30, 2013 were as follows:

Remainder of 2013	$6,250
2014	35,714
2015	25,000
2016	125,000
2017	143,750
Thereafter	250,000
Total	$585,714
The Company was in compliance with all financial covenants associated with its senior notes and credit facility as of September 30, 2013 and December 31, 2012.
In December 2012, the Company's subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement (the “Credit Facility”) with a bank syndicate for senior unsecured credit facilities, consisting of a $250.0 million fully-funded term loan (the “Term Loan”) and a $500.0 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the previous undrawn credit facility and the Term Loan replaced the prior amortizing term loan, which had a principal balance of $247.5 million. The Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250.0 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the Term Loan's annual interest rate is fixed at 2.60%, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of September 30, 2013, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial covenants.
Credit Facilities of the Consolidated Funds
Certain of the consolidated funds maintain revolving credit facilities to fund investments between capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds' limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. The obligations of the consolidated funds are nonrecourse to the Company. For all periods presented, carrying value approximates fair value of the credit facilities due to their short-term nature or their recent issuance date. As of and for the nine months ended September 30, 2013, the consolidated funds were in compliance with all covenants.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	September 30, 2013	December 31, 2012
Credit facility (3)(4)	$289,000	$63,000	$750,000	1.25%	8/28/2015	N/A	N/A
Senior variable rate notes (4)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (4)	498,814	—	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (4)	402,364	—	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (4)	64,500	—	$64,500	1.65%	7/20/2023	N/A	N/A
Revolving credit facility	300,000	—	$500,000	1.60%	6/26/2015	0.25%	N/A
Multi-currency term loan (5)	—	49,158	$275,000	3.00%	N/A	N/A	N/A
Revolving credit facility	—	38,000	$180,000	1.75%	12/15/2014	0.35%	N/A
Revolving credit facility	125,000	8,625	$125,000	1.75%	5/20/2014	0.35%	N/A
Revolving credit facility	9,000	19,400	$55,000	2.00%	12/15/2013	0.35%	2.00%
Revolving credit facility	—	—	$40,000	1.50%	12/11/2013	0.30%	1.50%
Euro-denominated revolving credit facility	—	63,942	€100,000	1.75%	12/17/2015	0.30%	2.00%
Revolving credit facility	—	—	$10,000	2.25%	9/1/2014	0.38%	N/A
Revolving credit facility	90,000	—	$350,000	1.65%	3/22/2015	0.25%	N/A
	$2,028,178	$491,625

(1)	The facilities bear interest, at the borrower's option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of September 30, 2013 and December 31, 2012, outstanding standby letters of credit totaled $63,545 and $76,975, respectively.

(3)	Libor margin equals 1.25% through August 28, 2013 and 2.50% thereafter.

(4)	The credit facility is collateralized by the portfolio investments and cash and cash-equivalents of the fund.

(5)	The loan was fully repaid and terminated on September 20, 2013.
7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$39,670,831	$41,048,607
Contributions	4,613,588	4,948,480
Distributions	(10,033,373)	(7,907,434)
Net income	3,743,327	4,868,300
Change in distributions payable	234,409	125,741
Change in accrued or deferred contributions	3,525	41,000
Foreign currency translation and other	97,605	(21,152)
Ending balance	$38,329,912	$43,103,542

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

8. UNITHOLDERS’ CAPITAL
The OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of September 30, 2013 and December 31, 2012, respectively, OCGH units represented 112,821,276 of the total 151,060,717 Oaktree Operating Group units and 120,267,503 units of the total 150,448,436 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,496,709 and $1,360,331 as of September 30, 2013 and December 31, 2012, respectively, the OCGH non-controlling interest was $1,117,830 and $1,087,491.

The following table sets forth a summary of the net income attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	112,791	120,283	117,103	123,070
Class A unitholders	38,239	30,181	33,845	27,494
Total weighted average units outstanding	151,030	150,464	150,948	150,564
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$129,408	$119,235	$617,191	$379,356
Net income attributable to Class A unitholders	43,875	29,920	172,631	84,444
Oaktree Operating Group net income	$173,283	$149,155	$789,822	$463,800
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$43,875	$29,920	$172,631	$84,444
Non-Operating Group other income	—	—	—	6,260
Non-Operating Group expenses	(271)	(115)	(947)	(393)
Income tax expense of Intermediate Holding Companies	(656)	(4,593)	(14,593)	(21,772)
Net income attributable to Oaktree Capital Group, LLC	$42,948	$25,212	$157,091	$68,539

Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Oaktree Capital Group, LLC	$42,948	$25,212	$157,091	$68,539
Equity reallocation between controlling and non-controlling interests	(160)	(74)	76,685	69,101
Change from net income attributable to Oaktree Capital Group, LLC and transfers from (to) non-controlling interest	$42,788	$25,138	$233,776	$137,640

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
Please see notes 9 and 10 for additional information regarding transactions that impacted unitholders' capital.
9. EARNINGS PER UNIT
The computations of net income per Class A unit are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average units outstanding:	(in thousands, except per unit amounts)
Class A units outstanding	38,239	30,181	33,845	27,494
OCGH units exchangeable into Class A units (1)	—	—	—	—
Total weighted average units outstanding	38,239	30,181	33,845	27,494
Net income per Class A unit:
Net income	$42,948	$25,212	$157,091	$68,539
Weighted average units outstanding	38,239	30,181	33,845	27,494
Basic and diluted net income per Class A unit	$1.12	$0.84	$4.64	$2.49

(1)
Vested OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of September 30, 2013, there were 112,821,276 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 112,821,276 additional Class A units through August 1, 2023 if all such units were exchanged. For all periods presented, OCGH units have been excluded from the calculation of diluted earnings per unit because the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interest in the Oaktree Operating Group and could have an anti-dilutive effect on earnings per unit to the extent that tax-related or other expenses were incurred by the Company as a result of the exchange.

10. EQUITY-BASED COMPENSATION
During the nine months ended September 30, 2013, the Company granted 663,000 restricted OCGH units and 100,000 deferred OCGH units to certain of its employees and 8,508 Class A units to certain of its directors, subject to equal annual vesting generally over periods of five or ten years. The grant date fair value of all OCGH units awarded in 2013 was determined by applying a discount ranging from 25% to 30% to the Class A unit trading price on the New York Stock Exchange, and assumed a forfeiture rate, based on expected employee turnover, of up to 1.5% annually.
As of September 30, 2013, the Company expected to recognize compensation expense on its unvested equity-based awards of $107.5 million over a weighted average recognition period of 5.2 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

A summary of the status of the Company’s unvested equity-based awards as of September 30, 2013 and a summary of changes for the nine months then ended are presented below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	11,669	$41.91	4,902,348	$28.17
Granted	8,508	47.83	763,000	34.60
Vested	(3,069)	39.40	(1,103,569)	23.80
Forfeited	—	—	(43,600)	30.05
Balance, September 30, 2013	17,108	$45.30	4,518,179	$30.30
As of September 30, 2013, unvested units were expected to vest as follows:

	Number of Units	Weighted Average Remaining Service Term (Years)
Class A units	17,108	3.7
OCGH units	4,518,179	5.2
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
U.S. and non-U.S. taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company believes that it is reasonably possible that one outcome of these current examinations, combined with other issues, may be to reduce in the next 12 months approximately $8 million to $10 million of previously accrued Operating Group income taxes. Other issues are related to years with expiring statutes of limitation. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurances as to the ultimate outcomes.
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
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2013.

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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or otherwise determinable. As of September 30, 2013 and December 31, 2012, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,103,533 and $2,137,798, respectively, for which related direct incentive income compensation expense was estimated to be $903,134 and $855,604, respectively.
Commitments to Funds
As of September 30, 2013 and December 31, 2012, the Company, generally in the capacity as general partner, had undrawn capital commitments of $291,945 and $265,401, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of September 30, 2013 and December 31, 2012, the consolidated funds had aggregate potential credit and investment commitments of $1,137,348 and $912,001, respectively. These commitments will be funded by the funds’ aggregate cash balance, asset sales proceeds or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. On December 20, 2012, certain consolidated funds (“Funds”) entered into a £200 million revolving credit facility (the “RCF”) pursuant to which certain portfolio companies of the Funds (“the borrowers”) will be able to draw under the RCF during a three-year period.  The RCF has an annual commitment fee on unused commitments of 1.0% and

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

bears interest at an annual rate equal to Libor or Euribor, as applicable, plus 2.0%.  The Funds guarantee the payment and other obligations of the borrowers under the RCF.  The amounts borrowed, accrued interest and other costs of the RCF will be paid by the portfolio companies. As of September 30, 2013 and December 31, 2012, there were $121.2 million and zero borrowings outstanding, respectively.  The Funds, as guarantors, must maintain compliance with certain financial covenants at all times. As of and for the nine months ended September 30, 2013, the Funds were in compliance with these financial covenants.
The aggregate amounts guaranteed in addition to those described for the RCF were not material to the condensed consolidated financial statements as of September 30, 2013 and December 31, 2012.
13. RELATED-PARTY TRANSACTIONS
The Company considers its principals, employees and non-consolidated Oaktree funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of
	September 30, 2013	December 31, 2012
Due from affiliates:
Loans	$41,450	$38,091
Amounts due from non-consolidated funds	868	661
Payments made on behalf of non-consolidated entities	3,229	3,444
Non-interest bearing advances made to certain non-controlling interest holders and employees	3,529	2,393
Total due from affiliates	$49,076	$44,589
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 11)	$249,200	$134,953
Amounts due to principals, certain non-controlling interest holders and employees	1,090	1,212
Total due to affiliates	$250,290	$136,165
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $1,283 and $1,048 for the nine months ended September 30, 2013 and 2012, respectively.
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
Other Investment Transactions
The Company’s principals, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which certain employees are invested, the Company periodically advances on a short-term basis the capital calls on the employees' behalf. These advances are generally reimbursed toward the end of the calendar quarter in which the capital calls occurred. Amounts temporarily advanced by the Company are included in non-interest bearing advances made to certain non-controlling interest holders and employees.

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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before the Company’s initial public offering, (b) income taxes, (c) other income or expenses applicable to Oaktree Capital Group, LLC or its Intermediate Holding Companies and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Oaktree Operating Group level.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

ANI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Management fees	$185,580	$182,587	$552,281	$562,692
Incentive income	122,424	59,174	787,665	250,861
Investment income	53,558	62,801	170,184	150,382
Total revenues	361,562	304,562	1,510,130	963,935
Expenses:
Compensation and benefits	(95,561)	(83,080)	(279,344)	(247,787)
Equity-based compensation	(1,070)	(128)	(2,646)	(128)
Incentive income compensation	(49,222)	(29,546)	(308,446)	(118,268)
General and administrative	(27,389)	(24,429)	(80,889)	(73,665)
Depreciation and amortization	(1,791)	(1,901)	(5,266)	(5,573)
Total expenses	(175,033)	(139,084)	(676,591)	(445,421)
Adjusted net income before interest and other income (expense)	186,529	165,478	833,539	518,514
Interest expense, net of interest income (1)	(7,074)	(7,687)	(21,617)	(23,914)
Other income (expense), net	148	(59)	412	2,274
Adjusted net income	$179,603	$157,732	$812,334	$496,874

(1)
Interest income was $0.9 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $2.4 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively.

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Oaktree Capital Group, LLC	$42,948	$25,212	$157,091	$68,539
Equity-based compensation (1)	6,250	7,369	18,231	27,353
Income taxes (2)	726	5,801	18,874	27,493
Non-Operating Group other income (3)	—	—	—	(6,260)
Non-Operating Group expenses (3)	271	115	947	393
OCGH non-controlling interest (3)	129,408	119,235	617,191	379,356
Adjusted net income	$179,603	$157,732	$812,334	$496,874

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended September 30, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$185,580	$(128,794)	$56,786
Incentive income (1)	122,424	(122,424)	—
Investment income (1)	53,558	(42,090)	11,468
Total expenses (2)	(175,033)	(39,125)	(214,158)
Interest expense, net (3)	(7,074)	(10,263)	(17,337)
Other income, net	148	—	148
Other income of consolidated funds (4)	—	1,253,050	1,253,050
Income taxes	—	(726)	(726)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(916,875)	(916,875)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(129,408)	(129,408)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$179,603	$(136,655)	$42,948
Corporate investments, at equity (5)	$1,100,500	$(1,009,820)	$90,680
Total assets(6)	$2,649,360	$42,051,821	$44,701,181

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $6,250 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $32,604 and (c) expenses incurred by the Intermediate Holding Companies of $271.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	As of or for the Three Months Ended September 30, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$182,587	$(152,001)	$30,586
Incentive income (1)	59,174	(57,854)	1,320
Investment income (1)	62,801	(54,503)	8,298
Total expenses (2)	(139,084)	(28,936)	(168,020)
Interest expense, net (3)	(7,687)	(3,102)	(10,789)
Other income, net	(59)	—	(59)
Other income of consolidated funds (4)	—	2,358,767	2,358,767
Income taxes	—	(5,801)	(5,801)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,069,855)	(2,069,855)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(119,235)	(119,235)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$157,732	$(132,520)	$25,212
Corporate investments, at equity (5)	$1,236,710	$(1,108,088)	$128,622
Total assets (6)	$2,266,488	$44,542,839	$46,809,327

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $7,369 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $21,452 and (c) expenses incurred by the Intermediate Holding Companies of $115.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

	As of or for the Nine Months Ended September 30, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$552,281	$(402,859)	$149,422
Incentive income (1)	787,665	(785,348)	2,317
Investment income (1)	170,184	(147,584)	22,600
Total expenses (2)	(676,591)	(98,612)	(775,203)
Interest expense, net (3)	(21,617)	(21,314)	(42,931)
Other income, net	412	—	412
Other income of consolidated funds (4)	—	5,179,866	5,179,866
Income taxes	—	(18,874)	(18,874)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(3,743,327)	(3,743,327)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(617,191)	(617,191)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$812,334	$(655,243)	$157,091
Corporate investments, at equity (5)	$1,100,500	$(1,009,820)	$90,680
Total assets(6)	$2,649,360	$42,051,821	$44,701,181

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $18,231 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $79,434 and (c) expenses incurred by the Intermediate Holding Companies of $947.

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

(2)
The expense adjustment consists of (a) equity-based compensation charges of $27,353 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $69,428 and (c) expenses incurred by the Intermediate Holding Companies of $393.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in thousands, except where noted)

15. SUBSEQUENT EVENTS
On November 1, 2013, the Company declared a distribution of $0.74 per Class A unit. This distribution, which is related to the third quarter of 2013, will be paid on November 15, 2013 to Class A unitholders of record as of the close of business on November 13, 2013.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $79.8 billion in AUM as of September 30, 2013. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than a quarter-century we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets. Our investment approach, based on the primacy of risk control, and the strong risk-adjusted performance record it has produced appeal to the many investors who seek attractive returns with less-than-commensurate risk. Oaktree's growth and success are byproducts of our proven investment approach and our policy of putting clients' interests first.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has more than doubled over the past decade, to over 1,900, including 75 of the 100 largest U.S. pension plans, 38 states in the United States, approximately 400 corporations, over 300 university, charitable and other endowments and foundations, 11 sovereign wealth funds and over 250 other non-U.S. institutional investors. We serve these clients with over 750 employees, including over 190 employee-owners, with offices in 15 cities across 12 countries, of which the largest offices are in Los Angeles (headquarters), London, New York and Hong Kong.
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
The third quarter of 2013 saw a continuation of the recovery in the U.S. economy and financial markets since the global financial crisis, with the S&P 500 Index rising 5.2% in the third quarter and 19.8% in the first nine months of 2013. Credit markets benefited from the U.S. Federal Reserve’s decision to delay tapering its bond-buying program, with U.S. high yield bonds finishing the quarter with a total return of 2.2%, bringing the year-to-date return to 3.6% (as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index). Financial markets elsewhere also generally gained in the quarter. European equity markets produced particularly strong returns, with the MSCI Europe Index gaining 13.7% for the quarter, to 16.7% for the year-to-date period, on improved consumer sentiment and other data that indicated improvement in the region’s struggling economy.
Against this general backdrop of elevated asset prices, we continued our harvesting of profitable investments. Fund realizations drove the third quarter’s distributions by our distressed debt and other closed-end funds to an aggregate $1.9 billion, on top of the $7.9 billion of closed-end fund distributions for the first six months of 2013. These same positive market and financing conditions kept attractive buying opportunities relatively scarce, particularly for our distress-oriented funds. While such scarcity of investment opportunities is typical for this phase of the strong economic cycle, attractive risk-adjusted opportunities exist in pockets of dislocation where traditional lenders have pulled back. These areas include middle-market companies in Europe, certain commercial real estate sectors, and the shipping and power industries. We are capitalizing on these and other opportunities through our real estate, mezzanine finance and control investing funds, as well as our newer strategies and funds, such as Strategic Credit, real estate debt, emerging market opportunities and European private debt.
Understanding Our Results—Consolidation of Oaktree Funds
GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests. Consolidated funds consist of those funds in which we hold a general partner interest that gives us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separately managed accounts, represented 35% of our AUM as of September 30, 2013, and 31% and 27% of our segment management fees and 16% and 10% of our segment revenues for the three and nine months ended September 30, 2013, respectively.
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
The elimination of consolidated funds from our consolidated revenues means that going forward consolidated revenues are expected to be significantly impacted by fund flows and fluctuations in the market value of our separately managed accounts, as well as the revenues earned from the single power opportunities fund that we do not consolidate. Note 14 to our condensed consolidated financial statements included elsewhere in this quarterly report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. We also have the opportunity to earn incentive income from most of our closed-end funds and evergreen funds. Our closed-end funds generally provide that our incentive allocation is equal to 20% of our investors’ profits, after the investors (including us, as general partner) receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we receive 80% of all distributions otherwise attributable to our investors and the investors receive the remaining 20% until we have received, in the aggregate, 20% of all such distributions in excess of contributed capital from the inception of the fund. Thereafter, all such future distributions are distributed 80% to the investors and 20% to us. Our third segment revenue source, investment income, represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds and companies. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our condensed consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of our funds.

Expenses
Compensation and Benefits
Compensation and benefits reflects all compensation-related items not directly related to incentive income or the vesting of OCGH and Class A units, including salaries, bonuses, compensation based on management fees or a definition of profits and employee benefits.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with both the OCGH units held by our principals and employees at the time of the 2007 Private Offering and subsequent grants of Class A and OCGH units. Starting with the year ended December 31, 2007, the non-cash compensation expense for units held at the time of the 2007 Private Offering was charged equally over the five-year vesting period that ended January 2, 2012, based on the units’ value as of the 2007 Private Offering. The remaining $5.1 million of unrecognized compensation expense relating to the 2007 Private Offering as of December 31, 2011 was recognized in the first quarter of 2012. As of September 30, 2013, we had $107.5 million of unrecognized compensation expense relating to unit grants subsequent to the 2007 Private Offering that we expect to recognize in our condensed consolidated financial statements over their weighted average remaining vesting period of 5.2 years.
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
General and Administrative
General and administrative expenses include costs related to occupancy, accountants, tax professionals, legal advisors, consultants, travel, communications and information services, foreign exchange activity and other general operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling redeemable interests in consolidated funds. Until April 2012, we operated as a private company. As we have incurred additional expenses associated with being a public company, general and administrative expenses have increased as compared with periods before we became a public company. Examples of such expenses include insurance for our directors and officers and costs to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Act and the Sarbanes-Oxley Act.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment and leasehold improvements. Furniture and equipment is depreciated using the straight-line method over the estimated useful life of the asset, which is generally three-to-five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.
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

Other Income (Expense), Net
Other income (expense), net primarily reflects the settlement of an arbitration award we received relating to a former principal and portfolio manager of our real estate group who left us in 2005. Additionally, the nine months ended September 30, 2012 included the impact of a reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering.
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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes, (c) other income or expenses applicable to OCG or its Intermediate Holding Companies and (d) the adjustment for the OCGH non-controlling interest. ANI is calculated at the Operating Group level.
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
In accordance with GAAP, certain of our funds are consolidated into our condensed consolidated financial statements, notwithstanding the fact that we typically have only a minority economic interest in these funds. Consequently, our condensed consolidated financial statements reflect the results of our consolidated funds on a gross basis. In addition, our segment results include investment income (loss), which under the equity method of accounting represents our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in other third-party managed funds and companies, and which is largely non-cash in nature. By excluding the results of our consolidated funds and segment investment income (loss), which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, as well as distributions from our investments in companies, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
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
Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Operations	2013	2012	2013	2012
	(in thousands)
Revenues:
Management fees	$56,786	$30,586	$149,422	$91,813
Incentive income	—	1,320	2,317	6,368
Total revenues	56,786	31,906	151,739	98,181
Expenses:
Compensation and benefits	(95,660)	(83,141)	(279,638)	(247,907)
Equity-based compensation	(7,320)	(7,498)	(20,877)	(27,482)
Incentive income compensation	(49,222)	(29,546)	(308,446)	(118,268)
Total compensation and benefits expense	(152,202)	(120,185)	(608,961)	(393,657)
General and administrative	(31,094)	(25,965)	(80,227)	(72,394)
Depreciation and amortization	(1,791)	(1,901)	(5,266)	(5,573)
Consolidated fund expenses	(29,071)	(19,969)	(80,749)	(70,971)
Total expenses	(214,158)	(168,020)	(775,203)	(542,595)
Other income (loss):
Interest expense	(17,337)	(10,789)	(42,931)	(33,639)
Interest and dividend income	389,078	452,473	1,375,923	1,455,964
Net realized gain on consolidated funds’ investments	766,199	1,097,305	2,796,448	2,904,964
Net change in unrealized appreciation on consolidated funds’ investments	97,773	808,989	1,007,495	1,434,596
Investment income	11,468	8,298	22,600	17,683
Other income (expense), net	148	(59)	412	8,534
Total other income	1,247,329	2,356,217	5,159,947	5,788,102
Income before income taxes	1,089,957	2,220,103	4,536,483	5,343,688
Income taxes	(726)	(5,801)	(18,874)	(27,493)
Net income	1,089,231	2,214,302	4,517,609	5,316,195
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(916,875)	(2,069,855)	(3,743,327)	(4,868,300)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(129,408)	(119,235)	(617,191)	(379,356)
Net income attributable to Oaktree Capital Group, LLC	$42,948	$25,212	$157,091	$68,539

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Revenues
Management Fees
Management fees increased $26.2 million, or 85.6%, to $56.8 million for the three months ended September 30, 2013, from $30.6 million for the three months ended September 30, 2012. The increase reflected $4.1 million in higher fees earned across our high yield bond, convertible securities, senior loan and Strategic Credit strategies, and $21.9 million in greater advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds' investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Incentive Income
The $1.3 million of incentive income for the three months ended September 30, 2012 arose from a separately managed account.
Expenses
Compensation and Benefits
Compensation and benefits increased $12.6 million, or 15.2%, to $95.7 million for the three months ended September 30, 2013, from $83.1 million for the three months ended September 30, 2012, reflecting growth in headcount of 10% between September 30, 2012 and September 30, 2013, in part related to corporate development activities, and a higher accrual towards the year-end bonus.
Equity-based Compensation
Equity-based compensation expense decreased $0.2 million, or 2.7%, to $7.3 million for the three months ended September 30, 2013, from $7.5 million for the three months ended September 30, 2012, reflecting the full vesting of certain unit grants in the prior-year period, partially offset by new unit grants.
Incentive Income Compensation
Incentive income compensation expense increased $19.7 million, or 66.8%, to $49.2 million for the three months ended September 30, 2013, from $29.5 million for the three months ended September 30, 2012. The percentage increase was smaller than the 106.8% increase in segment incentive income, principally because in 2011 we acquired and expensed a small portion of certain investment professionals' carried interest in OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”). If that transaction had not occurred, total incentive income compensation expense would have been an estimated $56.8 million in the current-year period. Additionally, funds that generated segment incentive income in the prior-year period had a higher average percentage of incentive income compensation expense than those that generated segment incentive income in the current-year period.
General and Administrative
General and administrative expenses increased $5.1 million, or 19.6%, to $31.1 million for the three months ended September 30, 2013, from $26.0 million for the three months ended September 30, 2012. Excluding the impact of foreign currency-related items, general and administrative expenses increased $5.2 million, or 22.2%, to $28.6 million from $23.4 million. The increase reflected costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Consolidated Fund Expenses
Consolidated fund expenses increased $9.1 million, or 45.5%, to $29.1 million for the three months ended September 30, 2013, from $20.0 million for the three months ended September 30, 2012. The increase reflected costs incurred in the current-year period associated with the new Oaktree Opportunities Fund IX, L.P (“Opps IX”) and higher professional fees and other costs.

Other Income (Loss)
Interest Expense
Interest expense increased $6.5 million, or 60.2%, to $17.3 million for the three months ended September 30, 2013, from $10.8 million for the three months ended September 30, 2012, attributable entirely to our consolidated funds.
Interest and Dividend Income
Interest and dividend income decreased $63.4 million, or 14.0%, to $389.1 million for the three months ended September 30, 2013, from $452.5 million for the three months ended September 30, 2012, attributable entirely to our consolidated funds. Among the consolidated funds, large portfolio realizations caused distressed debt funds to have an aggregate $83.7 million in lower interest and dividend income, while the new Oaktree Enhanced Income Fund, L.P. (“EIF”) generated interest and dividend income of $24.8 million.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $331.1 million, or 30.2%, to $766.2 million for the three months ended September 30, 2013, from $1,097.3 million for the three months ended September 30, 2012. Of the $766.2 million net realized gain in the current-year period, $403.4 million was attributable to control investing funds, $345.0 million to distressed debt funds, including $172.3 million from Opps VIIb, and $17.1 million to real estate funds. Of the $1,097.3 million net realized gain in the prior-year period, $675.9 million was attributable to distressed debt funds, including $292.0 million from Opps VIIb, $336.6 million to control investing funds, $38.1 million to mezzanine funds, and $27.7 million to real estate funds.
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
The net change in unrealized appreciation on consolidated funds’ investments decreased $711.2 million, or 87.9%, to $97.8 million for the three months ended September 30, 2013, from $809.0 million for the three months ended September 30, 2012. Excluding the $331.1 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments decreased $1,042.3 million, to $864.0 million for the three months ended September 30, 2013, from $1,906.3 million for the three months ended September 30, 2012. Of the $864.0 million net gain in the current-year period, $493.2 million was attributable to distressed debt funds, $230.3 million to control investing funds and $65.7 million to real estate funds. Of the $1,906.3 million net gain in the prior-year period, $1,185.0 million was attributable to distressed debt funds, $391.3 million to control investing funds, $157.8 million to real estate funds and $98.4 million to the high yield bonds strategy.
Investment Income
Investment income increased $3.2 million, or 38.6%, to $11.5 million for the three months ended September 30, 2013, from $8.3 million for the three months ended September 30, 2012. The prior-year period included a $1.6 million loss attributable to our investment in Apson Global Fund L.P. Our one-fifth ownership interest in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) contributed $9.5 million and $7.2 million of investment income in the current-year and prior-year periods, respectively, of which the portion attributable to performance fees was zero and $2.8 million, respectively.
Income Taxes
Income taxes decreased $5.1 million, or 87.9%, to $0.7 million for the three months ended September 30, 2013, from $5.8 million for the three months ended September 30, 2012.  This expense declined, despite an increase in income before income taxes related to Class A unitholders, as a result of the accounting effect in the current-year's quarter from a decrease in the estimated full-year effective income tax rate principally caused by higher-than-expected incentive and investment income. The effective tax rate related to Class A unitholders for the three months ended September 30, 2013 was 2%, based on an estimated annual rate of 9%. The effective tax rate related to Class A unitholders for the three months ended September 30, 2012 was 16%, based on an estimated annual rate of 19%. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year's income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”

Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $17.7 million, or 70.2%, to $42.9 million for the three months ended September 30, 2013, from $25.2 million for the three months ended September 30, 2012. The increase resulted primarily from higher segment incentive income.
Net Income Attributable to Non-controlling Redeemable Interests in Consolidated Funds
Net income attributable to non-controlling redeemable interests in consolidated funds decreased $1,153.0 million, or 55.7%, to $916.9 million for the three months ended September 30, 2013, from $2,069.9 million for the three months ended September 30, 2012, primarily as a result of lower interest and dividend income and lower net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Revenues
Management Fees
Management fees increased $57.6 million, or 62.7%, to $149.4 million for the nine months ended September 30, 2013, from $91.8 million for the nine months ended September 30, 2012. The increase reflected $13.6 million in higher fees earned across our U.S. high yield bond, U.S. convertible securities, senior loan and Strategic Credit strategies, and $43.0 million in greater advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds' investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income decreased $4.1 million, or 64.1%, to $2.3 million for the nine months ended September 30, 2013, from $6.4 million for the nine months ended September 30, 2012, primarily reflecting a decline in realizations attributable to the unconsolidated OCM/GFI Power Opportunities Fund II, L.P.
Expenses
Compensation and Benefits
Compensation and benefits increased $31.7 million, or 12.8%, to $279.6 million for the nine months ended September 30, 2013, from $247.9 million for the nine months ended September 30, 2012, reflecting growth in headcount of 10% between September 30, 2012 and September 30, 2013, in part related to corporate development activities, a higher accrual towards the year-end bonus and an increase of $4.1 million, to $4.4 million in the current-year period, in phantom equity plan expense tied to changes in the Class A unit trading price over the respective periods.
Equity-based Compensation
Equity-based compensation expense decreased $6.6 million, or 24.0%, to $20.9 million for the nine months ended September 30, 2013, from $27.5 million for the nine months ended September 30, 2012. The decline was primarily attributable to the final vesting of pre-2007 Private Offering units on January 2, 2012.
Incentive Income Compensation
Incentive income compensation expense increased $190.1 million, or 160.7%, to $308.4 million for the nine months ended September 30, 2013, from $118.3 million for the nine months ended September 30, 2012. The percentage increase was smaller than the 213.9% increase in segment incentive income, principally because in 2011 we acquired and expensed a small portion of certain investment professionals' carried interest in Opps VIIb. If that transaction had not occurred, total incentive income compensation expense would have been an estimated $352.5 million in the current-year period. Additionally, funds that generated segment incentive income in the prior-year period had a higher average percentage of incentive income compensation expense than those that generated segment incentive income in the current-year period.
General and Administrative
General and administrative expenses increased $7.8 million, or 10.8%, to $80.2 million for the nine months ended September 30, 2013, from $72.4 million for the nine months ended September 30, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in non-recurring costs associated with our initial public offering that were incurred in the prior-year period, general and administrative expenses increased $12.1 million, or 17.2%, to $82.3 million from $70.2 million. The increase reflected costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Consolidated Fund Expenses
Consolidated fund expenses increased $9.7 million, or 13.7%, to $80.7 million for the nine months ended September 30, 2013, from $71.0 million for the nine months ended September 30, 2012. The increase reflected costs incurred in the current-year period associated with the new Opps IX and higher professional fees and other costs.
Other Income (Loss)
Interest Expense
Interest expense increased $9.3 million, or 27.7%, to $42.9 million for the nine months ended September 30, 2013, from $33.6 million for the nine months ended September 30, 2012, reflecting an $11.1 million increase in aggregate interest expense from our consolidated funds, partially offset by $1.8 million in lower interest expense related to Oaktree and its operating subsidiaries from less debt and lower borrowing costs on our bank credit facility.
Interest and Dividend Income
Interest and dividend income decreased $80.1 million, or 5.5%, to $1,375.9 million for the nine months ended September 30, 2013, from $1,456.0 million for the nine months ended September 30, 2012, attributable entirely to our consolidated funds. Among the consolidated funds, large portfolio realizations caused distressed debt funds to have an aggregate $271.3 million in lower interest and dividend income, while control investing funds and the new EIF generated higher interest and dividend income of $147.5 million and $52.0 million, respectively.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $108.6 million, or 3.7%, to $2,796.4 million for the nine months ended September 30, 2013, from $2,905.0 million for the nine months ended September 30, 2012. Of the $2,796.4 million net realized gain in the current-year period, $1,594.2 million was attributable to distressed debt funds, including $693.1 million from Opps VIIb, $859.5 million to control investing funds and $177.5 million to real estate funds. Of the $2,905.0 million net realized gain in the prior-year period, $2,059.2 million was attributable to distressed debt funds, with Opps VIIb accounting for $1,199.7 million, $573.1 million to control investing funds and $162.4 million to real estate funds.
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
The net change in unrealized appreciation on consolidated funds’ investments decreased $427.1 million, or 29.8%, to $1,007.5 million for the nine months ended September 30, 2013, from $1,434.6 million for the nine months ended September 30, 2012. Excluding the $108.6 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments decreased $535.7 million, to $3,803.9 million for the nine months ended September 30, 2013, from $4,339.6 million for the nine months ended September 30, 2012. Of the $3,803.9 million net gain in the current-year period, $2,444.1 million was attributable to distressed debt funds, including $641.8 million from Opps VIIb. Of the remaining $1,359.8 million net gain, $940.1 million was attributable to control investing funds and $368.9 million to real estate funds. Of the $4,339.6 million net gain in the prior-year period, $2,800.8 million was attributable to distressed debt funds, including $1,272.1 million from Opps VIIb. Of the remaining $1,538.8 million net gain, $767.7 million was attributable to control investing funds, $377.5 million to real estate funds and $222.3 million to the high yield bonds strategy.
Investment Income
Investment income increased $4.9 million, or 27.7%, to $22.6 million for the nine months ended September 30, 2013, from $17.7 million for the nine months ended September 30, 2012. The prior-year period included a $4.1 million loss attributable to our investment in Apson Global Fund L.P. Our one-fifth ownership interest in DoubleLine contributed $19.5 million and $16.1 million of investment income in the current-year and prior-year periods, respectively, of which the portion attributable to performance fees was $3.0 million and $5.2 million, respectively. In the current-year period, DoubleLine incurred a placement fee associated with the launch of a closed-end fund and a non-cash charge related to the firm's employee ownership interests; excluding the effect of those two expenses, the current-year period's investment income of $19.5 million would have been investment income of approximately $31 million.
Other Income (Expense), Net
Other income (expense), net decreased to income of $0.4 million for the nine months ended September 30, 2013, from income of $8.5 million for the nine months ended September 30, 2012. The current-year income reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left in 2005. The prior-year income of $8.5 million included a $6.3 million reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering. The remaining $2.2 million primarily represented a gain on the sale of a real estate property received as part of the 2010 arbitration award.
Income Taxes
Income taxes decreased $8.6 million, or 31.3%, to $18.9 million for the nine months ended September 30, 2013, from $27.5 million for the nine months ended September 30, 2012.  This expense declined, despite an increase in income before income taxes related to Class A unitholders, because of a year-over-year decrease in the effective tax rate related to Class A unitholders and because the prior-year period included a nonrecurring tax expense of $7.1 million stemming from a remeasurement of deferred tax assets. The effective tax rate related to Class A unitholders for the nine months ended September 30, 2013 was 9%, based on an estimated annual rate of 9%. The effective tax rate related to Class A unitholders for the nine months ended September 30, 2012 was 19%, based on an estimated annual rate of 19%, without the $7.1 million nonrecurring tax expense, and 25%, based on an estimated annual rate of 24%, with it. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year's income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $88.6 million, or 129.3%, to $157.1 million for the nine months ended September 30, 2013, from $68.5 million for the nine months ended September 30, 2012. The increase resulted primarily from higher segment revenues, partially offset by higher segment expenses.
Net Income Attributable to Non-controlling Redeemable Interests in Consolidated Funds
Net income attributable to non-controlling redeemable interests in consolidated funds decreased $1,125.0 million, to $3,743.3 million for the nine months ended September 30, 2013, from $4,868.3 million for the nine months ended September 30, 2012, primarily as a result of lower interest and dividend income and lower net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.

Segment Financial Data
The following table presents segment financial data for the periods indicated:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
Segment Statements of Operations Data: (1)	2013	2012	2013	2012
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$185,580	$182,587	$552,281	$562,692
Incentive income	122,424	59,174	787,665	250,861
Investment income	53,558	62,801	170,184	150,382
Total revenues	361,562	304,562	1,510,130	963,935
Expenses:
Compensation and benefits	(95,561)	(83,080)	(279,344)	(247,787)
Equity-based compensation	(1,070)	(128)	(2,646)	(128)
Incentive income compensation	(49,222)	(29,546)	(308,446)	(118,268)
General and administrative	(27,389)	(24,429)	(80,889)	(73,665)
Depreciation and amortization	(1,791)	(1,901)	(5,266)	(5,573)
Total expenses	(175,033)	(139,084)	(676,591)	(445,421)
Adjusted net income before interest and other income (expense)	186,529	165,478	833,539	518,514
Interest expense, net of interest income (2)	(7,074)	(7,687)	(21,617)	(23,914)
Other income (expense), net	148	(59)	412	2,274
Adjusted net income	$179,603	$157,732	$812,334	$496,874
Adjusted net income-OCG	$44,530	$26,690	$161,185	$73,384
Adjusted net income per Class A unit	1.16	0.88	4.76	2.67
Distributable earnings	154,827	120,363	763,011	434,047
Distributable earnings-OCG	34,639	21,126	152,681	66,426
Distributable earnings per Class A unit	0.91	0.70	4.51	2.42
Fee-related earnings	59,769	73,049	184,136	235,539
Fee-related earnings-OCG	12,434	12,213	34,353	33,601
Fee-related earnings per Class A unit	0.33	0.40	1.02	1.22

Weighted average number of Operating Group units outstanding	151,030	150,464	150,948	150,564
Weighted average number of Class A units outstanding	38,239	30,181	33,845	27,494

Operating Metrics:
Assets under management (in millions):
Assets under management	$79,818	$80,967	$79,818	$80,967
Management fee-generating assets under management	66,947	66,171	66,947	66,171
Incentive-creating assets under management	32,301	37,071	32,301	37,071
Uncalled capital commitments	12,344	13,262	12,344	13,262
Accrued incentives (fund level):
Incentives created (fund level)	98,457	446,401	753,400	702,447
Incentives created (fund level), net of associated incentive income compensation expense	52,082	246,960	411,534	405,806
Accrued incentives (fund level)	2,103,533	2,138,553	2,103,533	2,138,553
Accrued incentives (fund level), net of associated incentive income compensation expense	1,200,399	1,280,865	1,200,399	1,280,865

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

(2)
Interest income was $0.9 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $2.4 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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
Assets Under Management
AUM as of September 30, 2013, June 30, 2013 and September 30, 2012 are set forth below:

	As of
	September 30, 2013	June 30, 2013	September 30, 2012
	(in millions)
Assets Under Management:
Closed-end funds	$45,357	$44,197	$50,966
Open-end funds	30,669	29,271	27,589
Evergreen funds	3,792	2,932	2,412
Total	$79,818	$76,400	$80,967
The change in AUM for the three and nine months ended September 30, 2013 and 2012 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Change in Assets Under Management:
Beginning balance	$76,400	$78,713	$77,051	$74,857
Closed-end funds:
New capital commitments	1,724	657	3,662	5,857
Distributions for a realization event/other	(1,898)	(1,647)	(9,789)	(6,947)
Foreign currency translation	226	77	158	(43)
Change in market value (1)	882	1,949	4,302	4,594
Change in applicable leverage	226	135	1,324	80
Open-end funds:
Contributions	1,162	790	3,255	2,787
Redemptions	(707)	(911)	(3,300)	(2,902)
Foreign currency translation	144	54	56	(16)
Change in market value (1)	799	1,114	1,566	2,678
Evergreen funds:
Contributions or new capital commitments	787	66	1,508	69
Redemptions	(19)	(125)	(180)	(266)
Distributions from restructured funds	(17)	—	(48)	(34)
Change in market value (1)	109	95	253	253
Ending balance	$79,818	$80,967	$79,818	$80,967

(1)	Change in market value represents the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses.

Management Fee-generating Assets Under Management
Management fee-generating AUM as of September 30, 2013, June 30, 2013 and September 30, 2012 are set forth below:

	As of
	September 30, 2013	June 30, 2013	September 30, 2012
	(in millions)
Management Fee-generating Assets Under Management:
Closed-end funds	$33,833	$33,119	$36,509
Open-end funds	30,632	29,235	27,553
Evergreen funds	2,482	2,260	2,109
Total	$66,947	$64,614	$66,171
The change in management fee-generating AUM for the three and nine months ended September 30, 2013 and 2012 is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Change in Management Fee-generating Assets Under Management:
Beginning balance	$64,614	$66,311	$66,784	$66,964
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital	1,103	235	2,035	486
Capital drawn by funds that pay fees based on drawn capital or NAV	380	232	1,692	746
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (1)	(1,089)	(1,765)	(6,695)	(4,386)
Distributions by funds that pay fees based on NAV	(100)	(79)	(218)	(371)
Foreign currency translation	236	118	133	5
Change in market value (2)	48	(52)	(85)	106
Change in applicable leverage	136	110	1,221	56
Open-end funds:
Contributions	1,162	775	3,254	2,772
Redemptions	(707)	(910)	(3,300)	(2,902)
Foreign currency translation	144	54	57	(16)
Change in market value	798	1,112	1,565	2,674
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	156	66	467	69
Redemptions	(19)	(125)	(180)	(266)
Change in market value	85	89	217	234
Ending balance	$66,947	$66,171	$66,947	$66,171

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

(2)	The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable.

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM as of September 30, 2013, June 30, 2013 and September 30, 2012 is set forth below:

	As of
	September 30, 2013	June 30, 2013	September 30, 2012
	(in millions)
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:
Assets under management	$79,818	$76,400	$80,967
Difference between assets under management and committed capital or cost basis for most closed-end funds (1)	(5,002)	(4,761)	(6,303)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(5,179)	(4,855)	(4,898)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(1,032)	(733)	(1,701)
Oaktree’s general partner investments in management fee-generating funds	(1,273)	(940)	(1,092)
Closed-end funds that are no longer paying management fees	(181)	(289)	(548)
Funds for which management fees were permanently waived	(204)	(208)	(254)
Management fee-generating assets under management	$66,947	$64,614	$66,171

(1)	Not applicable to closed-end funds that pay management fees based on NAV or leverage, as applicable.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below:

	As of
	September 30, 2013	June 30, 2013	September 30, 2012
Weighted Average Annual Management Fee Rates:
Closed-end funds	1.47%	1.48%	1.48%
Open-end funds	0.48	0.49	0.48
Evergreen funds	1.69	1.72	1.82
Overall	1.03	1.04	1.07

Incentive-creating Assets Under Management
Incentive-creating AUM as of September 30, 2013, June 30, 2013 and September 30, 2012 are set forth below:

	As of
	September 30, 2013	June 30, 2013	September 30, 2012
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$29,915	$29,920	$34,980
Evergreen funds	2,386	2,175	2,091
Total	$32,301	$32,095	$37,071
As of September 30, 2013, of the $32.3 billion in incentive-creating AUM, $24.5 billion, or 75.8%, was generating incentives at the fund level. Incentive-creating AUM does not include undrawn capital commitments because they are not part of the NAV.
Three Months Ended September 30, 2013
AUM increased $3.4 billion, or 4.5%, from $76.4 billion as of June 30, 2013, to $79.8 billion as of September 30, 2013. The increase reflected $2.4 billion of new capital commitments, $1.8 billion of aggregate market-value gains and $0.5 billion of net inflows to open-end funds, partially offset by $1.9 billion of distributions to closed-end fund investors. The $2.4 billion of new capital commitments included $1.1 billion to Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”), $0.6 billion to the Strategic Credit strategy, $0.3 billion to the Emerging Market Opportunities strategy and $0.2 billion to the European Private Debt strategy. Net inflows across open-end funds principally related to high yield bonds. The $1.9 billion of distributions to closed-end fund investors included $0.5 billion by Opps VIIb, $0.6 billion by other distressed debt funds and $0.7 billion by principal investing funds.
Management fee-generating AUM increased $2.3 billion, or 3.6%, from $64.6 billion as of June 30, 2013, to $66.9 billion as of September 30, 2013. The increase was primarily attributable to $1.1 billion of new capital commitments for ROF VI, $0.9 billion of market-value gains in funds for which management fees are based on NAV, $0.5 billion of net inflows to open-end funds and $0.4 billion in drawdowns by funds that pay fees based on drawn capital or NAV, partially offset by a $1.1 billion decline attributable to asset sales by closed-end funds in liquidation. The $0.4 billion in drawdowns included an additional 5% drawdown by Opps IX, bringing that fund's total drawn capital as of September 30, 2013 to 15% of Opps IX's $5.1 billion of committed capital. We had not commenced Opps IX's investment period as of September 30, 2013; thus, management fees were assessed only on Opps IX's drawn capital, and management fee-generating AUM included only that portion of its committed capital.
Incentive-creating AUM increased $0.2 billion, or 0.6%, from $32.1 billion as of June 30, 2013, to $32.3 billion as of September 30, 2013. The increase reflected the net effect of $1.0 billion in market-value and foreign currency gains, $1.4 billion in contributions and drawdowns, and $2.3 billion in distributions by closed-end funds. Opps VIIb accounted for $0.5 billion of the $2.3 billion in distributions.
Three Months Ended September 30, 2012
AUM increased $2.3 billion, or 2.9%, from $78.7 billion as of June 30, 2012, to $81.0 billion as of September 30, 2012. The increase primarily reflected $3.2 billion of market-value gains and $0.7 billion of new capital commitments to closed-end funds, less $1.6 billion of distributions to closed-end fund investors. Of the $1.6 billion of distributions, $0.6 billion, or 37.5%, were attributable to Opps VIIb.
Management fee-generating AUM decreased $0.1 billion, or 0.2%, from $66.3 billion as of June 30, 2012, to $66.2 billion as of September 30, 2012. The decrease reflected the net effect of a $1.8 billion decline resulting from asset sales by closed-end funds in liquidation, $1.1 billion of market-value gains in funds for which management fees are based on NAV, and an increase of $0.6 billion upon the initial closings and commencement of ROF VI and EIF. Of the $1.8 billion decline, significant contributors included OCM Opportunities Fund VII, L.P. (“Opps VII”) with $0.3 billion, Opps VIIb with $0.5 billion, and Oaktree Opportunities Fund VIII, L.P. (“Opps VIII”) with $0.4 billion.
Incentive-creating AUM increased $1.1 billion, or 3.1%, from $36.0 billion as of June 30, 2012, to $37.1 billion as of September 30, 2012. The increase primarily reflected $1.8 billion of market-value gains, $0.9 billion of aggregate increases in drawn capital by closed-end funds, and $1.6 billion of distributions across closed-end funds. Of the $1.6 billion in distributions, Opps VIIb accounted for $0.6 billion.
Nine Months Ended September 30, 2013
AUM increased $2.7 billion, or 3.5%, from $77.1 billion as of December 31, 2012, to $79.8 billion as of September 30, 2013. The increase reflected $6.1 billion of aggregate market-value gains and $6.3 billion of new capital commitments and fee-generating leverage, partially offset by $9.8 billion of distributions to closed-end fund investors. New capital commitments and fee-generating leverage included $2.1 billion for ROF VI, $1.6 billion for EIF and $1.3 billion for the Strategic Credit strategy. Opps VIIb accounted for $2.7 billion of the $9.8 billion in distributions.
Management fee-generating AUM increased $0.1 billion, or 0.1%, from $66.8 billion as of December 31, 2012, to $66.9 billion as of September 30, 2013. The increase reflected $2.9 billion in fee-generating leverage and drawdowns by closed-end funds on which management fees are based on drawn capital or NAV, $2.0 billion of new capital commitments for ROF VI, and $1.9 billion of market-value and foreign currency gains in funds for which management fees are based on NAV. These increases were offset by a $6.7 billion decline caused by asset sales in closed-end funds in their liquidation period. Opps VIIb accounted for $2.5 billion of the $6.7 billion decline resulting from asset sales. As of September 30, 2013, Opps IX had made an aggregate 15% drawdown against its $5.1 billion of committed capital. We had not commenced Opps IX's investment period as of September 30, 2013; thus, management fees were assessed only on Opps IX's drawn capital, and management fee-generating AUM included only that portion of its committed capital.
Incentive-creating AUM decreased $1.7 billion, or 5.0%, from $34.0 billion as of December 31, 2012, to $32.3 billion as of September 30, 2013. The decrease was primarily attributable to $9.5 billion of distributions by closed-end funds, partially offset by $4.2 billion of market-value and foreign currency gains and $3.2 billion of drawn capital by closed-end funds. Opps VIIb accounted for $2.6 billion of the $9.5 billion in distributions.
Nine Months Ended September 30, 2012
AUM increased $6.1 billion, or 8.1%, from $74.9 billion as of December 31, 2011, to $81.0 billion as of September 30, 2012. The increase was primarily due to $7.5 billion in market-value gains and $5.9 billion in new capital commitments, of which the latter included $4.8 billion for Opps IX. These increases were partially offset by $6.9 billion in distributions by closed-end funds in liquidation, of which Opps VIIb accounted for $3.2 billion.
Management fee-generating AUM decreased $0.8 billion, or 1.2%, from $67.0 billion as of December 31, 2011, to $66.2 billion as of September 30, 2012. The decrease was primarily due to the net result of a $4.4 billion decline caused by closed-end funds in liquidation, $2.7 billion in market-value gains in open-end funds, and $1.2 billion of increases related to new capital commitments and drawdowns for closed-end funds on which management fees are based on drawn capital or NAV. Of the $4.4 billion decline attributable to liquidating closed-end funds, Opps VII and Opps VIIb accounted for $0.7 billion and $1.9 billion, respectively. Opps IX, with total capital commitments of $4.8 billion as of September 30, 2012, was not included in management fee-generating AUM as it had not commenced its investment period.
Incentive-creating AUM increased $0.9 billion, or 2.5%, from $36.2 billion as of December 31, 2011, to $37.1 billion as of September 30, 2012. The increase was primarily due to a combination of $3.5 billion in drawn capital and $4.3 billion in market-value gains, less $6.8 billion in distributions by closed-end funds. Opps VIIb accounted for $3.1 billion of the $6.8 billion in distributions.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as of September 30, 2013 and 2012, as well as changes in accrued incentives (fund level) for the periods presented, are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$2,127,500	$1,751,326	$2,137,798	$1,686,967
Incentives created (fund level):
Closed-end funds	85,068	430,555	714,899	673,284
Evergreen funds	13,389	15,846	38,501	29,163
Total incentives created (fund level)	98,457	446,401	753,400	702,447
Less: segment incentive income recognized by us	(122,424)	(59,174)	(787,665)	(250,861)
Ending balance	$2,103,533	$2,138,553	$2,103,533	$2,138,553
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,200,399	$1,280,865	$1,200,399	$1,280,865
Three Months Ended September 30, 2013 and 2012
Incentives created (fund level) amounted to $98.5 million for the three months ended September 30, 2013, reflecting the period's investment returns across our incentive-creating funds. Of the $98.5 million of incentives created (fund level), $90.4 million was attributable to distressed debt funds.
Incentives created (fund level) amounted to $446.4 million for the three months ended September 30, 2012, primarily resulting from current income and price appreciation across distressed debt funds of $380.1 million, real estate funds of $33.9 million and control investing funds of $16.7 million. Of the $380.1 million attributable to distressed debt funds, Opps VIIb and Opps VIII accounted for $112.2 million and $168.2 million, respectively.
Nine Months Ended September 30, 2013 and 2012
Incentives created (fund level) amounted to $753.4 million for the nine months ended September 30, 2013, reflecting the 75.8% share of our incentive-creating AUM that was creating incentives as of September 30, 2013 and the period's investment returns. The major components of the $753.4 million of incentives created (fund level) were $142.7 million from Opps VIIb, $449.6 million from other distressed debt funds and $122.2 million from control investing and real estate funds.
Incentives created (fund level) of $702.4 million for the nine months ended September 30, 2012 included $598.7 million from distressed debt funds and $68.2 million from real estate funds. Of the $598.7 million attributable to distressed debt funds, Opps VIIb and Opps VIII accounted for $289.2 million and $177.5 million, respectively.
Uncalled Capital Commitments
As of September 30, 2013, June 30, 2013 and September 30, 2012, uncalled capital commitments were $12.3 billion, $11.0 billion and $13.3 billion, respectively.

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
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per unit data)
Revenues:
Management fees	$185,580	$182,587	$552,281	$562,692
Incentive income	122,424	59,174	787,665	250,861
Investment income	53,558	62,801	170,184	150,382
Total revenues	361,562	304,562	1,510,130	963,935
Expenses:
Compensation and benefits	(95,561)	(83,080)	(279,344)	(247,787)
Equity-based compensation	(1,070)	(128)	(2,646)	(128)
Incentive income compensation	(49,222)	(29,546)	(308,446)	(118,268)
General and administrative	(27,389)	(24,429)	(80,889)	(73,665)
Depreciation and amortization	(1,791)	(1,901)	(5,266)	(5,573)
Total expenses	(175,033)	(139,084)	(676,591)	(445,421)
Adjusted net income before interest and other income (expense)	186,529	165,478	833,539	518,514
Interest expense, net of interest income	(7,074)	(7,687)	(21,617)	(23,914)
Other income (expense), net	148	(59)	412	2,274
Adjusted net income	179,603	157,732	812,334	496,874
Adjusted net income attributable to OCGH non-controlling interest	(134,128)	(126,092)	(634,714)	(406,575)
Non-Operating Group other income	—	—	—	6,260	(1)
Non-Operating Group expenses	(271)	(115)	(947)	(393)
Adjusted net income-OCG before income taxes	45,204	31,525	176,673	96,166
Income taxes-OCG	(674)	(4,835)	(15,488)	(22,782)	(1)
Adjusted net income-OCG	$44,530	$26,690	$161,185	$73,384
Adjusted net income per Class A unit	$1.16	$0.88	$4.76	$2.67
Weighted average number of Class A units outstanding	38,239	30,181	33,845	27,494

(1)
A nonrecurring adjustment in the second quarter of 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to adjusted net income-OCG before income taxes for the nine months ended September 30, 2012 was 17%, based on an estimated annual rate of 18%, without the $(7,134) nonrecurring expense, and 24%, based on an estimated annual rate of 23%, with it.

Distributable Earnings (1)
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:	(in thousands, except per unit data)
Management fees	$185,580	$182,587	$552,281	$562,692
Incentive income	122,424	59,174	787,665	250,861
Receipts of investment income from funds (2)	18,783	21,184	102,281	79,608
Receipts of investment income from DoubleLine and other companies	9,000	5,456	20,216	13,668
Total distributable earnings revenues	335,787	268,401	1,462,443	906,829
Expenses:
Compensation and benefits	(95,561)	(83,208)	(279,344)	(247,915)
Incentive income compensation	(49,222)	(29,546)	(308,446)	(118,268)
General and administrative	(27,389)	(24,429)	(80,889)	(73,665)
Depreciation and amortization	(1,791)	(1,901)	(5,266)	(5,573)
Total expenses	(173,963)	(139,084)	(673,945)	(445,421)
Other income (expense):
Interest expense, net of interest income	(7,074)	(7,687)	(21,617)	(23,914)
Operating Group income taxes	(71)	(1,208)	(4,282)	(5,721)
Other income (expense), net	148	(59)	412	2,274
Distributable earnings	154,827	120,363	763,011	434,047
Distributable earnings attributable to OCGH non-controlling interest	(115,624)	(96,218)	(596,276)	(354,591)
Non-Operating Group expenses	(271)	(115)	(947)	(393)
Distributable earnings-OCG income taxes	(1,445)	(1,301)	(5,566)	(7,480)
Tax receivable agreement	(2,848)	(1,603)	(7,541)	(5,157)
Distributable earnings-OCG	$34,639	$21,126	$152,681	$66,426
Distributable earnings per Class A unit	$0.91	$0.70	$4.51	$2.42
Weighted average number of Class A units outstanding	38,239	30,181	33,845	27,494

(1)
Beginning in 2013, distributable earnings excludes non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. These non-cash compensation charges amounted to $0.1 million for both the three and nine months ended September 30, 2012, and thus were considered immaterial for purposes of recasting those periods' results.

(2)
This adjustment characterizes a portion of the distributions received from funds as receipts of investment income or loss. In general, the income or loss component of a fund distribution is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Distributable earnings increased $34.4 million, or 28.6%, to $154.8 million for the three months ended September 30, 2013, from $120.4 million for the three months ended September 30, 2012. The increase reflected $43.6 million in higher incentive income, net of incentive income compensation expense, partially offset by a $13.2 million decline in fee-related earnings. For the current-year period, receipts of investment income totaled $27.8 million, including $18.8 million from fund distributions and $9.0 million from Oaktree’s one-fifth equity ownership in DoubleLine. For the prior-year period, receipts of investment income totaled $26.6 million, including

$21.2 million from fund distributions and $5.3 million from DoubleLine, of which the latter included $0.9 million attributable to performance fees. No DoubleLine performance fees were received in the current-year period.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Distributable earnings increased $329.0 million, or 75.8%, to $763.0 million for the nine months ended September 30, 2013, from $434.0 million for the nine months ended September 30, 2012. The increase reflected $346.6 million in higher net incentive income and $29.2 million in higher receipts of investment income, partially offset by a $51.4 million decline in fee-related earnings. For the current-year period, receipts of investment income totaled $122.5 million, including $102.3 million from fund distributions and $20.2 million from DoubleLine, of which the latter included $3.0 million attributable to performance fees. For the prior-year period, receipts of investment income totaled $93.3 million, including $79.6 million from fund distributions and $13.0 million from DoubleLine, of which the latter included $3.9 million attributable to performance fees.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Distributable earnings	$154,827	$120,363	$763,011	$434,047
Investment income (1)	53,558	62,801	170,184	150,382
Receipts of investment income from funds (2)	(18,783)	(21,184)	(102,281)	(79,608)
Receipts of investment income from DoubleLine and other companies	(9,000)	(5,456)	(20,216)	(13,668)
Equity-based compensation (3)	(1,070)	—	(2,646)	—
Operating Group income taxes	71	1,208	4,282	5,721
Adjusted net income	179,603	157,732	812,334	496,874
Equity-based compensation (4)	(6,250)	(7,369)	(18,231)	(27,353)
Income taxes (5)	(726)	(5,801)	(18,874)	(27,493)
Non-Operating Group other income (6)	—	—	—	6,260
Non-Operating Group expenses (6)	(271)	(115)	(947)	(393)
OCGH non-controlling interest (6)	(129,408)	(119,235)	(617,191)	(379,356)
Net income attributable to Oaktree Capital Group, LLC	$42,948	$25,212	$157,091	$68,539

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

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Distributable earnings-OCG (1)	$34,639	$21,126	$152,681	$66,426
Investment income attributable to OCG	13,560	12,597	37,544	26,861
Receipts of investment income from funds attributable to OCG	(4,756)	(4,312)	(22,385)	(14,518)
Receipts of investment income from DoubleLine and other companies attributable to OCG	(2,279)	(1,032)	(4,565)	(2,510)
Equity-based compensation attributable to OCG (2)	(271)	—	(604)	—
Distributable earnings-OCG income taxes	1,445	1,301	5,566	7,480
Tax receivable agreement	2,848	1,603	7,541	5,157
Non-Operating Group other income	—	—	—	6,260
Income taxes of Intermediate Holding Companies	(656)	(4,593)	(14,593)	(21,772)
Adjusted net income-OCG (1)	44,530	26,690	161,185	73,384
Equity-based compensation attributable to OCG (3)	(1,582)	(1,478)	(4,094)	(4,845)
Net income attributable to Oaktree Capital Group, LLC	$42,948	$25,212	$157,091	$68,539

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

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$139,305	$140,056	$414,529	$439,836
Open-end funds	36,125	32,888	108,469	94,336
Evergreen funds	10,150	9,643	29,283	28,520
Total management fees	185,580	182,587	552,281	562,692
Expenses:
Compensation and benefits	(95,561)	(83,080)	(279,344)	(247,787)
Equity-based compensation	(1,070)	(128)	(2,646)	(128)
General and administrative	(27,389)	(24,429)	(80,889)	(73,665)
Depreciation and amortization	(1,791)	(1,901)	(5,266)	(5,573)
Total expenses	(125,811)	(109,538)	(368,145)	(327,153)
Fee-related earnings	59,769	73,049	184,136	235,539
Fee-related earnings attributable to OCGH non-controlling interest	(44,635)	(58,397)	(142,995)	(192,649)
Non-Operating Group other income	—	—	—	6,260	(1)
Non-Operating Group expenses	(272)	(115)	(949)	(391)
Fee-related earnings-OCG before income taxes	14,862	14,537	40,192	48,759
Fee-related earnings-OCG income taxes	(2,428)	(2,324)	(5,839)	(15,158)	(1)
Fee-related earnings-OCG	$12,434	$12,213	$34,353	$33,601
Fee-related earnings per Class A unit	$0.33	$0.40	$1.02	$1.22
Weighted average number of Class A units outstanding	38,239	30,181	33,845	27,494

(1)
A nonrecurring adjustment in the second quarter of 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in deferred tax assets and the liability for amounts due to affiliates. The effective income tax rate applicable to fee-related earnings-OCG before income taxes for the nine months ended September 30, 2012 was 19%, based on an estimated annual rate of 20%, without the $(7,134) nonrecurring expense, and 31%, based on an estimated annual rate of 29%, with it.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fee-related earnings (1)	$59,769	$73,049	$184,136	$235,539
Incentive income	122,424	59,174	787,665	250,861
Incentive income compensation	(49,222)	(29,546)	(308,446)	(118,268)
Investment income	53,558	62,801	170,184	150,382
Interest expense, net of interest income	(7,074)	(7,687)	(21,617)	(23,914)
Other income (expense), net	148	(59)	412	2,274
Adjusted net income	179,603	157,732	812,334	496,874
Equity-based compensation (2)	(6,250)	(7,369)	(18,231)	(27,353)
Income taxes (3)	(726)	(5,801)	(18,874)	(27,493)
Non-Operating Group other income (4)	—	—	—	6,260
Non-Operating Group expenses (4)	(271)	(115)	(947)	(393)
OCGH non-controlling interest (4)	(129,408)	(119,235)	(617,191)	(379,356)
Net income attributable to Oaktree Capital Group, LLC	$42,948	$25,212	$157,091	$68,539

(1)	Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense.

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

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fee-related earnings-OCG (1)	$12,434	$12,213	$34,353	$33,601
Incentive income attributable to OCG	30,997	11,869	170,411	46,635
Incentive income compensation attributable to OCG	(12,463)	(5,926)	(66,737)	(22,074)
Investment income attributable to OCG	13,560	12,597	37,544	26,861
Interest expense, net of interest income attributable to OCG	(1,790)	(1,542)	(4,832)	(4,357)
Other income (expense) attributable to OCG	38	(10)	95	342
Non-fee-related earnings income taxes attributable to OCG (2)	1,754	(2,511)	(9,649)	(7,624)
Adjusted net income-OCG (1)	44,530	26,690	161,185	73,384
Equity-based compensation attributable to OCG (3)	(1,582)	(1,478)	(4,094)	(4,845)
Net income attributable to Oaktree Capital Group, LLC	$42,948	$25,212	$157,091	$68,539

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Segment Revenues
Management Fees
A summary of our management fees for the three months ended September 30, 2013 and 2012 is set forth below:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Management Fees:
Closed-end funds	$139,305	$140,056
Open-end funds	36,125	32,888
Evergreen funds	10,150	9,643
Total	$185,580	$182,587

Management fees increased $3.0 million, or 1.6%, to $185.6 million for the three months ended September 30, 2013, from $182.6 million for the three months ended September 30, 2012, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $0.8 million, or 0.6%, to $139.3 million for the three months ended September 30, 2013, from $140.1 million for the three months ended September 30, 2012. The decrease primarily resulted from a $30.8 million decline in management fees from closed-end funds in their liquidation periods, of which Opps VIIb accounted for $13.5 million, declining from $23.9 million in the prior-year period to $10.4 million in the current-year period. Largely offsetting this decrease were increases in management fees of $19.7 million due to new capital commitments to ROF VI, $5.5 million from closed-end funds for which management fees are based on drawn capital or NAV and $4.3 million (to $7.4 million) from Oaktree Mezzanine Fund III, L.P. (“Mezz III”). Of the $19.7 million increase attributable to ROF VI, $11.7 million represented additional management fees that were earned retroactive to the start of the fund's investment period in August 2012. No such retroactive management fees fell in the prior-year period. Funds contributing to the $5.5 million increase in management fees based on drawn capital or NAV were EIF, Opps IX and separate accounts in the Strategic Credit and real estate debt strategies. We had not commenced Opps IX's investment period as of September 30, 2013; thus, management fees were assessed only on its drawn capital. The increase in fees from Mezz III resulted from the fact that two-thirds of its 1.50% annual management fee rate is contingent on the fund achieving certain cash flow levels.

•
Open-end funds.    Management fees attributable to open-end funds increased $3.2 million, or 9.7%, to $36.1 million for the three months ended September 30, 2013, from $32.9 million for the three months ended September 30, 2012. The increase reflected higher management fees across our U.S. high yield bond, U.S. senior loan and convertible securities strategies as a result of market-value appreciation and net inflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $0.6 million, or 6.3%, to $10.2 million for the three months ended September 30, 2013, from $9.6 million for the three months ended September 30, 2012, principally reflecting drawdowns by the new Strategic Credit strategy and net outflows from Oaktree Emerging Markets Absolute Return Fund, L.P. (“EMAR”). The period-end weighted average annual management fee rate for evergreen funds decreased to 1.69% as of September 30, 2013, from 1.82% as of September 30, 2012, largely as a result of the new Strategic Credit strategy, which as of September 30, 2013 had a lower average fee rate.

Incentive Income
A summary of our incentive income for the three months ended September 30, 2013 and 2012 is set forth below:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Incentive Income:
Closed-end funds	$121,322	$59,174
Evergreen funds	1,102	—
Total	$122,424	$59,174
Incentive income increased $63.2 million, or 106.8%, to $122.4 million for the three months ended September 30, 2013, from $59.2 million for the three months ended September 30, 2012. The current-year period included $97.3 million from Opps VIIb and $14.5 million from Oaktree PPIP Fund, L.P. (“PPIP”). The prior-year period included an aggregate $41.0 million from principal investing and real estate funds, and $16.2 million of tax-related incentive distributions by Opps VIIb.

Investment Income
A summary of investment income for the three months ended September 30, 2013 and 2012 is set forth below:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Distressed debt	$15,346	$33,861
Control investing	8,431	9,885
Real estate	4,006	5,857
Corporate debt	4,310	4,867
Listed equities	11,416	(18)
Convertible securities	57	50
Non-Oaktree	287	1,100
Income from investments in companies:
DoubleLine and other	9,705	7,199
Total investment income	$53,558	$62,801
Investment income decreased $9.2 million, or 14.6%, to $53.6 million for the three months ended September 30, 2013, from $62.8 million for the three months ended September 30, 2012, reflecting a lower average return on an average invested fund balance that declined 10.3% from the prior-year period. Investments in companies relate principally to our one-fifth ownership interest in DoubleLine. Investment income from DoubleLine did not include any performance fees in the current-year period, as compared to $2.8 million of performance fees in the prior-year period.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $12.5 million, or 15.0%, to $95.6 million for the three months ended September 30, 2013, from $83.1 million for the three months ended September 30, 2012, reflecting growth in headcount of 10% between September 30, 2012 and September 30, 2013, in part related to corporate development activities, and a higher accrual towards the year-end bonus.
Equity-based Compensation
Equity-based compensation increased $1.0 million, to $1.1 million for the three months ended September 30, 2013, from $0.1 million for the three months ended September 30, 2012, reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense increased $19.7 million, or 66.8%, to $49.2 million for the three months ended September 30, 2013, from $29.5 million for the three months ended September 30, 2012. The percentage increase was smaller than the 106.8% increase in incentive income, principally because in 2011 we acquired and expensed a small portion of certain investment professionals' carried interest in Opps VIIb. If that transaction had not occurred, total incentive income compensation expense would have been an estimated $56.8 million in the current-year period. Additionally, funds that generated incentive income in the prior-year period had a higher average percentage of incentive income compensation expense than those that generated incentive income in the current-year period.

General and Administrative
General and administrative expenses increased $3.0 million, or 12.3%, to $27.4 million for the three months ended September 30, 2013, from $24.4 million for the three months ended September 30, 2012. Excluding the impact of foreign currency-related items, general and administrative expenses increased $5.0 million, or 21.4%, to $28.4 million from $23.4 million. The increase reflected costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Interest Expense, Net
Interest expense, net, decreased $0.6 million, or 7.8%, to $7.1 million for the three months ended September 30, 2013, from $7.7 million for the three months ended September 30, 2012, reflecting scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both Oaktree's improved credit rating and refinancing our credit facility in the fourth quarter of 2012.
Adjusted Net Income
Adjusted net income increased $21.9 million, or 13.9%, to $179.6 million for the three months ended September 30, 2013, from $157.7 million for the three months ended September 30, 2012. The increase reflected higher net incentive income of $43.6 million, partially offset by a $13.2 million decline in fee-related earnings and $9.2 million in investment income.
Income Taxes-OCG
Income taxes decreased $4.1 million, or 85.4%, to $0.7 million for the three months ended September 30, 2013, from $4.8 million for the three months ended September 30, 2012.  This expense declined, despite an increase in adjusted net income-OCG before income taxes, as a result of the accounting effect in the current-year's quarter from a decrease in the estimated full-year effective income tax rate principally caused by higher-than-expected incentive and investment income. The effective tax rate applied against adjusted net income-OCG before income taxes for the three months ended September 30, 2013 was 1%, based on an estimated annual rate of 9%. The effective tax rate applied against adjusted net income-OCG before income taxes for the three months ended September 30, 2012 was 15%, based on an estimated annual rate of 18%. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Segment Revenues
Management Fees
A summary of our management fees for the nine months ended September 30, 2013 and 2012 is set forth below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Management Fees:
Closed-end funds	$414,529	$439,836
Open-end funds	108,469	94,336
Evergreen funds	29,283	28,520
Total	$552,281	$562,692

Management fees decreased $10.4 million, or 1.8%, to $552.3 million for the nine months ended September 30, 2013, from $562.7 million for the nine months ended September 30, 2012, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $25.3 million, or 5.8%, to $414.5 million for the nine months ended September 30, 2013, from $439.8 million for the nine months ended September 30, 2012. The decrease reflected a decline of $76.5 million attributable to closed-end funds in their liquidation periods, as well as $3.2 million in retroactive management fees earned in the prior-year period upon the final closing of Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”). Partially offsetting these decreases were increases of $32.2 million in management fees from new capital commitments to closed-end funds in their investment periods, $12.0 million in fees from closed-end funds for which management fees are based on drawn capital or NAV, and $10.1 million (to $20.5 million) in fees from Mezz III. Of the $76.5 million decline in management fees arising from asset sales, Opps VIIb accounted for $36.8 million, declining from $79.8 million in the prior-year period to $43.0 million in the current-year period. The $32.2 million increase in management fees from new capital commitments was attributable to ROF VI, of which $8.1 million represented additional management fees that were earned retroactive to the start of the fund's investment period in August 2012. The $12.0 million increase in management fees based on drawn capital or NAV related to EIF, Opps IX, and the Strategic Credit and real estate debt strategies. We had not commenced Opps IX's investment period as of September 30, 2013; thus, management fees were assessed only on its drawn capital. The increase in fees from Mezz III resulted from the fact that two-thirds of its 1.50% annual management fee rate is contingent on the fund achieving certain cash flow levels.

•
Open-end funds.    Management fees attributable to open-end funds increased $14.2 million, or 15.1%, to $108.5 million for the nine months ended September 30, 2013, from $94.3 million for the nine months ended September 30, 2012. The increase reflected higher management fees across the U.S. high yield bond, U.S. senior loan and convertible securities strategies as a result of market-value appreciation, net inflows and, in the case of convertible securities, an increase of $3.4 million (to $2.3 million) in performance-based fees.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $0.8 million, or 2.8%, to $29.3 million for the nine months ended September 30, 2013, from $28.5 million for the nine months ended September 30, 2012, principally reflecting drawdowns by the new Strategic Credit strategy and market-value appreciation in Oaktree Value Opportunities Fund, L.P., partially offset by net outflows from EMAR. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.69% as of September 30, 2013, from 1.82% as of September 30, 2012, largely as a result of the new Strategic Credit strategy, which as of September 30, 2013 had a lower average fee rate.

Incentive Income
A summary of our incentive income for the nine months ended September 30, 2013 and 2012 is set forth below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Incentive Income:
Closed-end funds	$782,900	$250,701
Evergreen funds	4,765	160
Total	$787,665	$250,861
Incentive income increased $536.8 million, or 213.9%, to $787.7 million for the nine months ended September 30, 2013, from $250.9 million for the nine months ended September 30, 2012. The current-year period included $565.0 million from Opps VIIb, $101.3 million from other funds and $121.4 million of tax-related incentive distributions. For the prior-year period, tax-related incentive distributions by closed-end funds accounted for $97.0 million of that period's $250.9 million of incentive income.

Investment Income
A summary of investment income for the nine months ended September 30, 2013 and 2012 is set forth below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Income from investments in funds:
Oaktree funds:
Distressed debt	$70,538	$85,653
Control investing	31,202	21,051
Real estate	14,685	13,201
Corporate debt	9,774	10,209
Listed equities	23,370	2,129
Convertible securities	120	114
Non-Oaktree	1,240	1,712
Income from investments in companies:
DoubleLine and other	19,255	16,313
Total investment income	$170,184	$150,382
Investment income increased $19.8 million, or 13.2%, to $170.2 million for the nine months ended September 30, 2013, from $150.4 million for the nine months ended September 30, 2012, as a result of a higher average return on an average invested fund balance that declined 7.7% from the prior-year period. Investments in companies relate principally to our one-fifth ownership interest in DoubleLine. In the current-year period, DoubleLine incurred a placement fee associated with the launch of a closed-end fund and a non-cash charge related to the firm's employee ownership interests; excluding the effect of those two expenses, the current-year period's investment income of $19.5 million would have been investment income of approximately $31 million. Our share of performance fees from DoubleLine generated investment income of $3.0 million and $5.2 million in the current-year and prior-year periods, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $31.5 million, or 12.7%, to $279.3 million for the nine months ended September 30, 2013, from $247.8 million for the nine months ended September 30, 2012, reflecting growth in headcount of 10% between September 30, 2012 and September 30, 2013, in part related to corporate development activities, a higher accrual towards the year-end bonus and an increase of $4.1 million, to $4.4 million in the current-year period, in phantom equity plan expense tied to changes in the Class A unit trading price over the respective periods.
Equity-based Compensation
Equity-based compensation increased to $2.6 million for the nine months ended September 30, 2013, from $0.1 million in the nine months ended September 30, 2012, reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense increased $190.1 million, or 160.7%, to $308.4 million for the nine months ended September 30, 2013, from $118.3 million for the nine months ended September 30, 2012. The percentage increase was smaller than the 213.9% increase in incentive income, principally because in 2011 we acquired and expensed a small portion of certain investment professionals' carried interest in Opps VIIb. If that transaction had not occurred, total incentive income compensation expense would have been an estimated $352.5 million in the current-year period. Additionally, funds that generated incentive income in the prior-year period had a higher average percentage of incentive income compensation expense than those that generated incentive income in the current-year period.

General and Administrative
General and administrative expenses increased $7.2 million, or 9.8%, to $80.9 million for the nine months ended September 30, 2013, from $73.7 million for the nine months ended September 30, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in non-recurring costs associated with our initial public offering that were incurred in the prior-year period, general and administrative expenses increased $11.8 million, or 16.9%, to $81.7 million from $69.9 million. The increase reflected costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Interest Expense, Net
Interest expense, net, decreased $2.3 million, or 9.6%, to $21.6 million for the nine months ended September 30, 2013, from $23.9 million for the nine months ended September 30, 2012, reflecting scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both Oaktree's improved credit rating and refinancing our credit facility in the fourth quarter of 2012.
Other Income (Expense), Net
Other income (expense), net decreased to income of $0.4 million for the nine months ended September 30, 2013, from income of $2.3 million for the nine months ended September 30, 2012. The current-year income reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left in 2005. The prior-year income primarily reflected a gain on the sale of a real estate property received as part of the 2010 arbitration award.
Adjusted Net Income
Adjusted net income increased $315.4 million, or 63.5%, to $812.3 million for the nine months ended September 30, 2013, from $496.9 million for the nine months ended September 30, 2012. The increase reflected higher net incentive income of $346.6 million and investment income of $19.8 million, partially offset by a $51.4 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $7.3 million, or 32.0%, to $15.5 million for the nine months ended September 30, 2013, from $22.8 million for the nine months ended September 30, 2012.  This expense declined, despite an increase in adjusted net income-OCG before income taxes, because of a year-over-year decrease in the effective tax rate and because the prior-year period included a nonrecurring tax expense of $7.1 million stemming from a remeasurement of deferred tax assets. The effective tax rate applied against adjusted net income-OCG before income taxes for the nine months ended September 30, 2013 was 9%, based on an estimated annual rate of 9%. The effective tax rate applied against adjusted net income-OCG before income taxes for the nine months ended September 30, 2012 was 17%, based on an estimated annual rate of 18%, without the $7.1 million nonrecurring tax expense, and 24%, based on an estimated annual rate of 23%, with it. The effective income tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

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
The following table presents our segment statement of financial condition:

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands)
Assets:
Cash and cash-equivalents	$304,743	$458,191	$310,854
U.S. Treasury and government agency securities	706,865	370,614	360,839
Management fees receivable	42,809	27,351	24,010
Incentive income receivable	2,251	82,182	30,195
Corporate investments, at equity	1,100,500	1,115,952	1,236,710
Deferred tax assets	293,579	159,171	168,110
Other assets	198,613	146,087	135,770
Total assets	$2,649,360	$2,359,548	$2,266,488
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$261,849	$214,311	$236,536
Due to affiliates	250,290	136,165	140,311
Debt obligations	585,714	615,179	618,929
Total liabilities	1,097,853	965,655	995,776
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,117,830	1,087,491	988,942
Unitholders’ capital attributable to Oaktree Capital Group, LLC	433,677	306,402	281,770
Total capital	1,551,507	1,393,893	1,270,712
Total liabilities and capital	$2,649,360	$2,359,548	$2,266,488

Corporate Investments, at Equity
A summary of corporate investments, at equity is set forth below:

	As of
	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands)
Investments in funds:
Oaktree funds:
Distressed debt	$421,426	$475,476	$533,715
Control investing	249,456	264,186	270,001
Real estate	128,144	107,408	112,880
Corporate debt	117,265	115,250	134,587
Listed equities	116,919	69,222	61,925
Convertible securities	1,511	1,392	1,365
Non-Oaktree	53,758	53,591	98,000
Investments in companies:
DoubleLine and other	12,021	29,427	24,237
Total corporate investments, at equity	$1,100,500	$1,115,952	$1,236,710
Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of September 30, 2013, we had cash and investments in U.S. Treasury and government agency securities of $1.0 billion, and $585.7 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of September 30, 2013. Oaktree’s investments in funds and companies had a carrying value of $1.1 billion as of September 30, 2013. While all of these investments in funds and companies follow the equity method of accounting, whereby original cost is adjusted for Oaktree’s share of income/loss and distributions, investments in funds reflect each fund’s holdings at fair value, whereas investments in DoubleLine and other companies are not adjusted to reflect the fair value of the underlying companies.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions related to our corporate investments in funds and companies. As of September 30, 2013, corporate investments, at equity of $1.1 billion included unrealized investment income of $332.0 million. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, also is used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
We use distributable earnings, which is derived from our segment results, to assess performance and assist in the determination of equity distributions from the Operating Group. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. The distribution amounts as between any given periods are likely to vary materially due to this and other factors.
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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are discussed below.
Operating Activities
Net cash provided by operating activities was $4.7 billion and $3.5 billion for the first nine months of 2013 and 2012, respectively. These amounts included, for the first nine months of 2013 and 2012, (a) net proceeds from maturities and sales of investments of the consolidated funds of $3.5 billion and $2.4 billion, respectively; (b) net realized gains on investments of the consolidated funds of $2.8 billion and $2.9 billion, respectively; and (c) changes in unrealized gains on investments of the consolidated funds of $1.0 billion and $1.4 billion, respectively.
Investing Activities
Investing activities used $386.1 million of cash in the first nine months of 2013 and provided $27.1 million of cash in the first nine months of 2012. Investing activities were primarily driven by net U.S. Treasury and other U.S. government agency investment activities and net corporate investments in non-consolidated funds and companies. Net activity from purchases, maturities and sales of U.S. Treasury and government agency securities reflected net purchases of $336.3 million for the first nine months of 2013 and net dispositions of $20.9 million for the first nine months of 2012. Corporate investments in funds and companies of $8.9 million and $8.1 million for the first nine months of 2013 and 2012, respectively, consisted of the following:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Investments in funds	$125,690	$151,331
Investments in consolidated funds eliminated in consolidation	(117,866)	(146,557)
Investments in unconsolidated companies	1,046	3,368
Corporate investments in funds and companies	$8,870	$8,142

Distributions from corporate investments in funds and companies of $2.0 million and $19.0 million for the first nine months of 2013 and 2012, respectively, consisted of the following:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Distributions received from investments in funds	$274,666	$214,598
Distributions received from consolidated funds eliminated in consolidation	(272,632)	(208,631)
Distributions received from unconsolidated companies	—	13,061
Distributions from corporate investments in funds and companies	$2,034	$19,028

Purchases of fixed assets were $3.0 million and $4.6 million for the first nine months of 2013 and 2012, respectively. The current-year period included a $40 million deposit related to the TRS agreement.
Financing Activities
Net cash used in financing activities was $4.6 billion and $3.3 billion for the first nine months of 2013 and 2012, respectively. For the first nine months of 2013 and 2012, financing activities included (a) net distributions from consolidated funds to non-controlling interests of $5.4 billion and $3.0 billion, respectively; (b) net borrowings on revolving credit facilities of the consolidated funds of $1,516.8 million and $2.5 million, respectively; (c) distributions to unitholders of $659.1 million and $329.3 million, respectively; (d) repayment of debt obligations of $29.5 million and $33.2 million, respectively; and (e) purchases of OCGH units, net of issuance of Class A units, of $0.8 million and $0.7 million, respectively. The prior-year period included $14.1 million in repurchases of Class A units.
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
In December 2012, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement (the “Credit Facility”) with a bank syndicate for senior unsecured credit facilities, consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a 5-year term. The Credit Facility replaced the previous credit facility and the Term Loan replaced the prior amortizing term loan, which had a principal balance of $247.5 million. The Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the Term Loan’s annual interest rate is fixed at 2.60%, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of September 30, 2013, we were in compliance with each of these covenants and were able to draw the full amount available under the Revolver without violating any financial covenants.
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
In addition to the 2019 Notes, as of September 30, 2013, we had three other series of senior notes outstanding, with an aggregate remaining principal balance of $110.7 million. These notes have aggregate principal repayments due of $10.7 million in June 2014 and $100 million in 2016. Note purchase agreements underlying these senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion ($15 billion under one agreement). As of September 30, 2013, we were in compliance with each of these covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of September 30, 2013, we were required to maintain approximately $13.2 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
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
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2013.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of September 30, 2013:

	Last Three Months of 2013	2014-2015	2016-2017	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$3,879	$27,189	$15,710	$12,423	$59,201
Debt obligations payable	6,250	60,714	268,750	250,000	585,714
Interest obligations on debt (2)	14,799	56,257	43,563	33,750	148,369
Tax receivable agreement	6,284	23,587	27,630	191,699	249,200
Commitments to Oaktree and third-party funds (3)	291,945	—	—	—	291,945
Sub-total	323,157	167,747	355,653	487,872	1,334,429
Consolidated funds:
Debt obligations payable	2,028,178	—	—	—	2,028,178
Interest obligations on debt	10,313	—	—	—	10,313
Commitments to fund investments (4)	1,137,348	—	—	—	1,137,348
Total	$3,498,996	$167,747	$355,653	$487,872	$4,510,268

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2013.
As of September 30, 2013, none of the incentive income we had recognized was subject to clawback by the funds.

General Partner and Other Capital Commitments
As of September 30, 2013, our capital commitments to our funds (as general partner) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of September 30, 2013
	(in millions)
Distressed Debt:
Oaktree Opportunities Fund VIIIb, L.P.	$67	$3
Oaktree Opportunities Fund IX, L.P.	100	85
Emerging Market Opportunities	21	21
Control Investments:
Oaktree Principal Fund V, L.P.	71	17
Oaktree European Principal Fund III, L.P.	100	64
Oaktree Power Opportunities Fund III, L.P.	27	18
Special account	5	1
Real Estate:
Oaktree Real Estate Opportunities Fund V, L.P.	32	2
Oaktree Real Estate Opportunities Fund VI, L.P.	64	34
Real Estate Debt	20	10
Corporate Debt:
Oaktree Mezzanine Fund III, L.P.	40	11
Strategic Credit	8	2
European Private Debt	11	11
Non-Oaktree	42	13
Total	$608	$292
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

The table below summarizes the valuation of investments and other financial instruments, by fund type and fair-value hierarchy levels, for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of September 30, 2013	Level I	Level II	Level III	Total
Closed-end funds	$3,779,196	$7,857,138	$19,573,643	$31,209,977
Open-end funds	9,795	4,868,871	2,494	4,881,160
Evergreen funds	786,162	1,088,793	629,914	2,504,869
Total	$4,575,153	$13,814,802	$20,206,051	$38,596,006

As of December 31, 2012
Closed-end funds	$2,710,883	$9,371,995	$19,509,888	$31,592,766
Open-end funds	32,714	4,773,838	19,002	4,825,554
Evergreen funds	497,158	902,531	379,000	1,778,689
Total	$3,240,755	$15,048,364	$19,907,890	$38,197,009

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
Price Risk
Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
As of September 30, 2013, we had investments at fair value of $38.8 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $3.9 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the nine months ended September 30, 2013, an incremental 10% decline in market values of the investments held in our funds would have caused an approximate $15.7 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is fixed or determinable, which in the case of (a) our closed-end funds generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds occurs generally as of

December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the nine months ended September 30, 2013 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.
Impact on Segment Investment Income
Investment income or loss arises from our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds or companies. This income is directly affected by changes in market risk factors. We estimate that for the nine months ended September 30, 2013, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have reduced our investment income by $117.5 million. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the nine months ended September 30, 2013, a 10% decline in the average rate of exchange of the U.S. dollar would have had the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $7.7 million;

•	our operating expenses would have increased by $8.3 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.4 million; and

•	our income tax expense would not have been materially affected.
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
Interest-rate Risk
As of September 30, 2013, Oaktree and its operating subsidiaries had $585.7 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the bulk of the term loan interest rate to a fixed rate through 2016. As a result, we estimate that there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate segment cash and cash-equivalents and investments in U.S. Treasury and government agency securities as of September 30, 2013, we estimate Oaktree and its operating subsidiaries would generate an additional $10.0 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements and certain other investment financing arrangements. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of September 30, 2013, $2.0 billion was outstanding under these credit facilities. We estimate that interest expense relating to variable rates would increase on an annual basis by $20.3 million in the event interest rates were to increase by 100 basis points.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see the information under “Risk Factors” in our annual report. Other than the changes and updates set forth below, there have been no material changes to the risk factors disclosed in our annual report.
The risks described in our annual report and in this quarterly report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Failure to comply with recently adopted SEC rules barring so-called “bad actors” from relying on Rule 506 of Regulation D in private placements could materially adversely affect our business, financial condition and results of operations.

Effective September 23, 2013, the SEC adopted amendments to Rules 501 and 506 of Regulation D under the Securities Act barring issuers deemed to be “bad actors” from relying on Rule 506 of Regulation D (“Rule 506”) in connection with private placements (the “disqualification rule”). Specifically, an issuer will be precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 (“Rule 506 offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (1) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC; (2) final orders from the Commodity Futures Trading Commission, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (3) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (4) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (5) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (6) U.S. Postal Service false representation orders.

A disqualification will occur only in the case of a disqualifying event of a covered person that occurs after September 23, 2013, although issuers must disclose to potential investors in a Rule 506 offering disqualifying events of covered persons that occurred before September 23, 2013. The rule provides an exception from disqualification if the issuer can show that it did not know and, in the exercise of reasonable care could not have known, that the issuer or any other covered person had a disqualifying event, although an issuer will not be able to establish that it has exercised reasonable care unless it has made, in light of the circumstances, factual inquiry into whether any disqualifications exist.

We have a large number of portfolio companies and affiliates, many of whom may be deemed to be affiliated issuers of Oaktree funds and therefore covered persons of the funds for purposes of the Rule 506 offerings conducted by our funds. Thus, while we have made, and on a periodic basis will continue to make, inquiries into whether any persons that we have determined to be affiliated issuers have been subject to any disqualifying events, in some circumstances, our ability to determine whether any of our funds would be disqualified from relying on Rule 506 will depend on cooperation by our portfolio companies and other third parties over whom we may have limited control and influence.

If any of our covered persons, including our affiliated issuers, is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 offering for a significant period of time. Many of our funds rely on Rule 506 to raise capital from investors during their fundraising periods. If one or more of our funds were to lose the ability to rely on the Rule 506 exemption because an Oaktree covered person has been the subject of a disqualifying event, our business, financial condition and results of operations could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on August 1, 2013, we issued 30,000 Class B units to OCGH, and on September 3, 2013, we issued 66,000 Class B units to OCGH. No purchase price was paid by OCGH for these issuances. These issuances were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.
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

Closed-end Funds

			As of September 30, 2013
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-Gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund IX, L.P. (6)	— (7)	—	$5,066	$760	$10	$—	$770	$745	$—	$—	$778	nm	nm	1.0x
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,558	423	11	2,970	2,625	1	81	2,803	17.8%	11.1%	1.2
Special Account B	Nov. 2009	Nov. 2012	1,031	1,069	491	552	1,008	988	3	55	802	18.6	15.0	1.5
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	1,990	1,919	4,578	3,398	66	322	3,691	17.2	12.1	1.5
Special Account A	Nov. 2008	Oct. 2012	253	253	317	424	146	101	34	29	—	32.5	26.5	2.3
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	9,290	15,488	3,646	2,460	1,095	710	—	23.8	18.2	2.0
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,624	4,162	1,060	999	25	189	826	11.5	8.3	1.5
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,308	2,596	485	577	90	165	148	12.4	9.1	1.8
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	950	1,955	174	220	151	34	—	18.6	14.3	1.9
Legacy funds (8)	Various	Various	9,543	9,543	8,176	17,675	44	—	1,109	9	—	24.2	19.3	1.9
												23.0%	17.6%
Global Principal Investments
Oaktree Principal Fund V, L.P.	Feb. 2009	Feb. 2014	$2,827	$2,233	$427	$385	$2,275	$2,756	$—	$5	$2,268	13.8%	8.1%	1.3x
Special Account C	Dec. 2008	Feb. 2014	505	455	242	134	563	395	10	38	429	19.9	14.6	1.6
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,603	2,565	2,366	1,510	—	47	2,306	10.6	8.1	1.6
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	965	1,974	391	457	52	136	—	14.8	10.3	1.8
Legacy funds (8)	Various	Various	2,301	2,301	1,838	4,133	6	—	235	1	—	14.5	11.6	1.8
												13.6%	10.2%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$16	$100	$419	$345	$—	$—	$617	4.8%	0.6%	1.2x

European Principal Investments (9)
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,265	€132	€3	€1,394	€3,073	€—	€—	€1,413	14.7%	7.1%	1.2x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€483	€723	€1,445	€1,269	€11	€—	€1,482	11.5	7.7	1.4
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$460	$368	$368	$460	$232	$4	$47	$399	10.7	8.3	1.9
												11.7%	7.8%
Power Opportunities
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	$1,062	$326	$132	$5	$453	$1,036	$—	$25	$369	33.4%	17.2%	1.6x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,459	1,899	101	39	94	7	—	76.2	59.0	3.9
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												35.3%	27.3%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VI, L.P.	Aug. 2012	Aug. 2016	$2,334	$1,097	$3	$3	$1,097	$2,270	$—	$—	$1,132	10.5%	0.3%	1.0x
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	370	120	1,533	1,251	5	66	1,369	17.7	12.2	1.3
Special Account D	Nov. 2009	Nov. 2012	256	263	155	191	227	130	1	14	152	19.2	16.4	1.6
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	294	224	520	334	8	47	387	17.7	11.8	1.8
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	647	1,243	111	—	106	22	—	15.8	11.8	2.0
Legacy funds (8)	Various	Various	1,634	1,610	1,399	3,004	5	—	111	1	55	15.2	12.0	1.9
												15.5%	12.0%

			As of September 30, 2013
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-Gener- ating AUM		Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)		Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date												Gross	Net
	(in millions)
Real Estate Debt
Oaktree Real Estate Debt Fund, L.P. (6)	Sep. 2013	Sep. 2016	$90	$45	$—	$—	$45	$—		$—	$—		$45	nm	nm	1.0x
Oaktree PPIP Fund, L.P. (10)	Dec. 2009	Dec. 2012	2,322	1,113	458	1,570	1	—		46	1	(11)	—	28.2%	N/A	1.4

Mezzanine Finance
Oaktree Mezzanine Fund III, L.P. (12)	Dec. 2009	Dec. 2014	$1,592	$1,174	$147	$544	$777	$1,552		$—	$—		$811	14.3%	10.4% / 2.1%	1.2x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	437	1,160	384	496		—	—		435	11.0	7.4	1.5
OCM Mezzanine Fund, L.P. (13)	Oct. 2001	Oct. 2006	808	773	278	1,038	13	—		32	2		—	15.1	10.7 /10.0	1.5
								30,794	(14)		2,053			12.7%	8.3%
						Other (15)		2,614			7
				Total (16)				$33,408			$2,060

(1)	Reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Excludes Oaktree segment incentive income recognized since inception.

(3)
Reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return (as applicable) before Oaktree is entitled to receive incentive income (other than tax distributions) from the fund.

(4)
The internal rate of return (“IRR”) is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash contributions/distributions to investors and the residual value of such investor's capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund's general partner. To the extent material, gross returns include certain transaction, advisory, directors or other ancillary fees (“fee income”) paid directly to us in connection with our funds' activities (we credit all such fee income back to the respective fund(s) so that our funds' investors share pro rata in the fee income's economic benefit). Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund's general partner.

(5)	Calculated as Drawn Capital plus gross income and, if applicable, fee income before fees and expenses divided by Drawn Capital.

(6)	The IRR is not considered meaningful (“nm”) as the period from the initial contribution through September 30, 2013 is less than one year.

(7)
As of September 30, 2013, Oaktree Opportunities Fund IX, L.P. had made an aggregate 15% drawdown against its $5.1 billion of committed capital. Oaktree has not yet commenced the fund's investment period and, as a result, as of September 30, 2013 management fees were assessed only on the drawn capital, and management fee-generating AUM included only that portion of committed capital.

(8)
Represents certain predecessor funds within the relevant strategy that have substantially or completely liquidated their assets. Includes funds managed by certain Oaktree investment professionals while employed at the Trust Company of the West prior to Oaktree's founding in 1995. When these employees joined Oaktree upon, or shortly after, its founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and Oaktree.

(9)
Aggregate IRRs based on conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD at the September 30, 2013 spot rate of $1.35.

(10)
Due to the differences in allocations of income and expenses to this fund's two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million relates to the Oaktree PPIP Private Fund, L.P. The gross and net IRR for the Oaktree PPIP Private Fund, L.P. were 24.8% and 18.7%, respectively, as of September 30, 2013.

(11)	Represents amounts related to the Oaktree PPIP Private Fund, L.P. only.

(12)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.4% and Class B interests is 2.1%. Combined net IRR for Class A and Class B interests is 8.1%.

(13)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.7% and Class B interests is 10.0%. Combined net IRR for the Class A and Class B interests is 10.3%.

(14)	Total based on conversion of Euro amounts to USD at the September 30, 2013 spot rate of $1.35.

(15)	Includes Oaktree Enhanced Income Fund, L.P., Oaktree Loan Fund 2x, L.P., Oaktree Asia Special Situations Fund, L.P., certain separate accounts and a non-Oaktree fund.

(16)
Excludes one separate account with management fee-generating AUM of $425 million as of September 30, 2013, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee- gener- ating AUM as of Sept. 30, 2013	Twelve Months Ended September 30, 2013			Since Inception through September 30, 2013
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$17,251	6.3%	5.7%	6.7%	9.9%	9.4%	8.8%	0.81	0.55
European High Yield Bonds	May 1999	1,507	11.3	10.7	10.9	8.3	7.8	6.2	0.62	0.36
U.S. Convertibles	Apr. 1987	4,669	19.7	19.1	21.1	10.1	9.6	8.2	0.50	0.32
Non-U.S. Convertibles	Oct. 1994	2,578	9.6	9.0	10.0	8.9	8.4	5.9	0.77	0.37
High Income Convertibles	Aug. 1989	1,137	13.6	13.1	6.8	12.0	11.5	8.6	1.04	0.58
U.S. Senior Loans	Sep. 2008	2,159	5.0	4.5	5.8	8.0	7.5	6.2	1.20	0.60
European Senior Loans	May 2009	1,231	7.1	6.6	8.7	11.6	11.1	12.9	1.88	1.95
Emerging Markets Equities	Jul. 2011	100	4.7	3.9	1.0	(0.7)	(1.5)	(3.9)	(0.06)	(0.21)
Total		$30,632

(1)	Represents Oaktree’s time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. Returns for Relevant Benchmarks are presented on a gross basis.
Evergreen Funds

		As of September 30, 2013				Twelve Months Ended September 30, 2013		Since Inception through September 30, 2013
		Strategy AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level) (1)
	Strategy Inception					Rates of Return		Annualized Rates of Return
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2)	Jul. 2012	$1,833	$807	$1		18.2%	16.4%	17.6%	15.9%
Value Opportunities	Sep. 2007	1,898	1,818	35		18.8	13.1	14.0	9.0
Emerging Markets Absolute Return	Apr. 1997	304	282	N/A	(3)	4.3	2.0	15.2	10.3
			2,907	36
Restructured funds (4)			—	8
Total (2)			$2,907	$44

(1)	For the three and nine months ended September 30, 2013, segment incentive income recognized by Oaktree totaled $1.1 million and $4.8 million, respectively.

(2)	Includes a separate account with a closed-end fund structure with $562 million of AUM and $425 million of management fee-generating AUM. Returns presented are time-weighted rates of return.

(3)	As of September 30, 2013, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $6.2 million.

(4)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and Oaktree Japan Opportunities Fund, L.P. (Yen class). As of September 30, 2013, these funds had gross and net IRRs since inception of (2.1)% and (4.6)%, 8.0% and 5.6%, and (7.1)% and (8.1)%, respectively, and in the aggregate had AUM of $174.0 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $8.2 million as of September 30, 2013.

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
Date: November 7, 2013

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