Form 10-K
period 2013-12-31
Oaktree Capital Group, LLC
filed 2014-02-28
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Class A units of the registrant held by non-affiliates as of June 30, 2013 was approximately $2.0 billion.
As of February 25, 2014, there were 38,479,670 Class A units and 114,226,521 Class B units of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the item captioned “Risk Factors” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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
“Oaktree Operating Group,” or “Operating Group,” refers collectively to the entities that control the general partners and investment advisers of our funds in which we have a minority economic interest and indirect control.
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

•
“management fee-generating assets under management,” or “management fee-generating AUM,” is a forward-looking metric and reflects the AUM on which we will earn management fees in the following quarter, as more fully described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment and Operating Metrics—Assets Under Management—Management Fee-generating Assets Under Management.”

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

•
our Global High Yield Bond strategy, to an Oaktree custom global high yield index that represents 60% BofA Merrill Lynch High Yield Master II Constrained Index and 40% BofA Merrill Lynch Global Non-Financial High Yield European Issuers 3% Constrained, ex-Russia Index – USD Hedged from inception through December 31, 2012, and the BofA Merrill Lynch Non-Financial Developed Markets High Yield Constrained Index – USD Hedged thereafter;

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

Part I.
Item 1. Business
Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $83.6 billion in AUM as of December 31, 2013. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than a quarter-century we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets. Our investment approach, based on the primacy of risk control, and the strong risk-adjusted performance record it has produced appeal to the many investors who seek attractive returns with less-than-commensurate risk. Oaktree's growth and success are byproducts of our proven investment approach and our policy of putting clients' interests first.
Our founding Principals were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots we have developed an array of specialized credit- and equity-oriented strategies. Our 247 investment professionals include 128 senior investment professionals with an average 19 years of industry experience. These individuals possess the investing, research, analytical, legal, trading and other skills, relationships and experience that are necessary for long-term success in our complex markets. Additionally, our compensation and other personnel practices foster a collaborative culture that facilitates complementary investment strategies benefiting from shared knowledge and insights.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has more than doubled over the past decade, to over 2,000, including 75 of the 100 largest U.S. pension plans, 37 states in the United States, approximately 425 corporations, over 300 university, charitable and other endowments and foundations, 11 sovereign wealth funds and approximately 300 other non-U.S. institutional investors. Our 25 largest clients participate in an average of four different investment strategies, reflecting the confidence engendered by our consistent firm-wide investment approach. Approximately 13% of our AUM represents high-net-worth individuals or sub-advisory relationships with mutual funds, indicating both the broadening appeal of alternatives to individual investors and our heightened focus on that market.
Since Oaktree's founding in 1995, our AUM has grown significantly, even as we have distributed more than $67 billion from our closed-end funds.  Although we limit our AUM when appropriate in order to better position us to generate superior risk-adjusted returns, we have a long-term track record of organically growing our investment strategies, increasing our AUM and expanding our client base.  Over the past seven years, we have raised gross assets of $89 billion, with no single calendar year below approximately $10 billion.
As shown in the chart below, our AUM has grown to $83.6 billion as of December 31, 2013 from $27.9 billion a decade earlier.  Over the same period, management fee-generating AUM grew from $25.6 billion to $72.0 billion, and incentive-creating AUM increased from $10.8 billion to $32.4 billion.

Year-end AUM

We have systematically broadened employee ownership since our founding to help align interests among employees, our clients and other stakeholders, as well as to facilitate a smooth generational transfer of management and ownership. We have over 800 employees, including over 190 employee-owners, with offices in 16 cities across 12 countries, of which the largest offices are in Los Angeles (headquarters), London, New York and Hong Kong.
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed in 2007. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—The May 2007 Restructuring and The 2007 Private Offering” for additional information.
Structure and Operation of Our Business
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income from the funds we manage and other third-party funds and companies in which we invest. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund's liquidation period), drawn capital or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors' profits in most of the closed-end and evergreen funds. Investment income refers to the investment return on a mark-to-market basis on the amounts that we invest in Oaktree and third-party funds, as well as certain companies, and our equity income participation from equity-method investments in other companies.
Structure of Funds
Closed-end Funds
Our closed-end funds are typically structured as limited partnerships that have a 10- or 11-year term and have a specified period during which clients can subscribe for limited partnership interests in the fund. Once a client is admitted as a limited partner, that client is required to contribute capital when called by us as the general partner, and generally cannot withdraw its investment. Our closed-end funds have an investment period that generally ranges from three to five years during which we are permitted to invest the committed capital of those funds. As closed-end funds liquidate their investments, we typically distribute the proceeds to the clients, although during the investment period we have the ability to retain or recall such proceeds to make additional investments. Once we have committed to invest approximately 80% of the capital in a particular fund, we typically raise a new fund in the same strategy, generally ensuring that we always have capital to invest in new opportunities. From time to time, we may provide discretionary management services for clients within our closed-end fund strategies through a separate account or a limited partnership or limited liability company managed by us with the client as the sole limited partner or sole non-managing member (a “fund-of-one”).
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
We also provide discretionary management services for clients through separate accounts within the open-end fund strategies. Clients establish accounts with us by depositing funds or securities into accounts maintained by qualified independent custodians and granting us discretionary authority to invest such funds pursuant to their investment needs and objectives, as stated in an investment management agreement. Separate account clients generally may terminate our services at any time by providing us with prior notice of 30 days or less. Most of the separate accounts we currently manage are in the open-end fund strategies.
Evergreen Funds
We use the term evergreen funds to describe funds that invest in marketable securities, private debt or equity on a long and short basis. As with open-end funds, commingled evergreen funds are designed to accept new capital on an ongoing basis and generally do not distribute proceeds of realized investments to clients. We also provide discretionary management services for clients through separate accounts or fund-of-ones within our evergreen fund strategies. Clients in evergreen funds are generally subject to a lock-up, which restricts their ability to withdraw their entire capital for a certain period of time after their initial subscription.
Management Fees
We receive management fees monthly or quarterly based on annual fee rates. While we typically earn management fees for each of the funds that we manage, the contractual terms of those management fees vary by certain factors, such as fund structure. In the case of closed-end funds, management fees are typically calculated as a fixed percentage, in the range of 1.25% to 1.75% per year, of total committed capital during the investment period of the fund (through the final close, these fees are earned on a retroactive basis to the start of the fund's investment period). However, for some of our newer closed-end funds, such as Oaktree European Dislocation Fund, L.P., Oaktree Real Estate Debt Fund, L.P. and Oaktree Mezzanine Fund IV, L.P., management fees during the investment period of these funds will be calculated based on drawn, rather than committed, capital. During the liquidation period of a closed-end fund, the management fee remains the same fixed percentage, applied against the lesser of the total funded capital and the cost basis of assets during the liquidation period. Our right to receive management fees typically ends after 10 or 11 years from the start of the investment period, even if assets remain to be liquidated. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. Open-end funds pay management fees of approximately 0.50% of NAV per year, paid monthly or quarterly. Evergreen funds pay a management fee quarterly, ranging from 1.0% to 2.0% per year, based on a fixed percentage of the NAV of the relevant fund. In the case of certain open-end and evergreen fund accounts, in lieu of charging the regular management fee applicable to the relevant strategy, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate.
Incentive Income
We have the potential to earn incentive income from closed-end funds, most of which follow the so-called European-style waterfall, whereby we receive incentive income only after the fund first distributes all contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, provided the preferred return continues to be met, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result, we generally receive incentive income, if any, in the latter part of a fund's life, although earlier in a fund's term we may receive tax distributions, which we recognize as incentive income, to cover our allocable share of income taxes until we are otherwise entitled to payment of incentive income.
Certain of our evergreen funds pay annual incentive income equal to 20% of the year's profits, subject to either a high-water mark or hurdle rate. The high-water mark refers to the highest historical NAV attributable to a limited partner's account. We do not earn annual incentive income with respect to a limited partner if its year-end NAV is lower than any prior year's NAV, excluding any contributions or redemptions.
Investment Income
We earn segment investment income from our corporate investments in funds and companies, with Oaktree-managed funds constituting the bulk of our corporate investments. Our investments in Oaktree-managed funds generally fall into one of three categories: general partner interests in commingled funds, seed capital for new investment strategies prior to third-party capital raising, and corporate cash management. In the case of general partner interests in our closed-end or evergreen funds, we typically invest the greater of 2.5% of committed capital or $20 million in each fund, not to exceed $100 million per fund. For strategic purposes, we also invest in a handful of third-party managed funds or companies. Our investments in companies include a one-fifth equity stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), an investment manager that sought our start-up consulting and financial involvement shortly after its founding in December 2009.
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

•
Focus on Fundamental Analysis.    We employ a bottom-up approach to investing, based on proprietary, company-specific research. We seek to generate outperformance from in-depth knowledge of companies and their securities, not from macro-forecasting. Our 247 investment professionals have developed a deep and thorough understanding of a wide number of companies and industries, providing us with a significant institutional knowledge base.

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

Our Asset Classes and Investment Strategies
We manage investments in a number of strategies within six asset classes: Distressed Debt, Corporate Debt, Control Investing, Convertible Securities, Real Estate and Listed Equities. The diversity of our investment strategies allows us to meet a wide range of investor needs suited for different market environments globally and, for certain strategies, targeted regions, while providing us with a long-term diversified revenue base. Nearly all of our largest investment strategies (as measured by AUM) invest on an unlevered basis at the fund level. As of December 31, 2013, our AUM by asset class and investment strategy is shown below:

	Strategy Inception Date			Strategy Inception Date
		AUM			AUM
		(in billions)			(in billions)
Distressed Debt:			Convertible Securities:
Distressed Debt	1988	$19.1	U.S. Convertible Securities	1987	$4.7
Value Opportunities	2007	1.9	Non-U.S. Convertible Securities	1994	2.7
Emerging Market Opportunities	2012	0.8	High Income Convertible Securities	1989	1.0
		21.8			8.4
Corporate Debt:			Real Estate:
U.S. High Yield Bonds	1986	12.7	Real Estate Opportunities	1994	5.5
Global High Yield Bonds	2010	6.3	Real Estate Debt	2012	0.4
European High Yield Bonds	1999	0.6			5.9
U.S. Senior Loans	2007	5.0	Listed Equities:
European Senior Loans	2009	1.5	Emerging Markets Equities	2011	1.0
Mezzanine Finance	2001	2.1	Emerging Markets Absolute Return	1997	0.3
Strategic Credit	2012	2.0	Others	Various	0.2
European Private Debt	2013	0.9			1.5
		31.1
Control Investing:			Total		$83.6
Global Principal Investments	1994	6.4
European Principal Investments	2006	6.8
Asia Principal Investments	2006	0.4
Power Opportunities	1999	1.3
		14.9

This array of specialized credit- and equity-oriented strategies allows us to focus on downside risk protection while at the same time creating value and the ability to realize accrued incentives, as is demonstrated by the diversified holdings of our incentive-creating closed-end and evergreen funds. As of December 31, 2013, senior and secured debt, subordinated debt, and equities represented 36%, 5% and 59%, respectively, of the $32.4 billion of incentive-creating AUM.
Our longest managed investment strategies are described below:
Distressed Debt
Our Distressed Debt team was an industry pioneer and has been one of its leaders since the inception of the strategy in 1988. The team focuses primarily on investments in distressed companies that are perceived to have substantial asset values or business franchises, are in industries going through periods of transition or dislocation and have competent management. We take an opportunistic approach to investing, with the flexibility and expertise to choose from a broad range of investments, including leveraged loans, bonds, equity securities, companies or hard assets. Building on our Distressed Debt team's experience in the U.S., we have established a significant presence in Europe to capitalize on opportunities in that region.
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
High Yield Bonds
We view high yield bond investing as the conscious bearing of risk for potential profit, and we follow a defensive, downside-oriented strategy focused on gauging credit risk.  Rather than stretching for higher yields, our primary focus is managing risk and avoiding defaults.  Since the inception of the U.S. strategy in 1986, our holdings have experienced an average default rate equal to approximately one-third the high yield bond market as a whole.  Our team's analytical and investment skills also are evidenced by the fact that in each of our strategy's 28 years, its portfolio holdings have garnered a larger percentage of rating-agency upgrades than downgrades.
U.S. and European Senior Loans
In September 2007 we formed the U.S. Senior Loan strategy to capitalize on the backlog of unsold or “hung” bridge loans held by investment banks near the start of the global financial crisis. As the market environment subsequently changed, we expanded the strategy to include investing in senior bank loans. Investments include bank loans and senior debt from the middle- and upper-quality tiers of the non-investment grade debt market. In most instances, these instruments constitute the most senior position in the capital structure of the borrower. In May 2009, we capitalized on our experience in senior loans and European high yield bonds by forming the European Senior Loan strategy to take advantage of opportunities in the primary and secondary loan markets.
Mezzanine Finance
In 2001 we created the Mezzanine Finance strategy to capitalize on our expertise in credit analysis after we observed a gap in the availability of mezzanine capital to many attractive companies that were considered too small for the high yield bond market. Our strong relationships with small-cap and mid-cap private equity sponsors constitutes a major advantage in our Mezzanine investment process. The strategy's targeted investment size is $20 million to $100 million, where we believe many attractive opportunities exist to help finance leveraged buyouts, recapitalizations, acquisitions and corporate growth. The Mezzanine Finance strategy seeks to earn a high current return and achieve long-term capital appreciation without subjecting principal to undue risk.
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
Emerging Markets Absolute Return
The Emerging Markets Absolute Return (“EMAR”) strategy is based on our belief that certain countries have non-mainstream financial markets where companies are often poorly analyzed and securities mispriced. Moreover, we believe that emerging markets tend to possess attractive investment environments on a fundamental basis given their generally higher rates of economic growth (as compared to developed countries). This strategy utilizes long and, to a lesser extent, short positions in the equity and other securities of companies based in emerging and growing countries, without significant leverage, in its effort to achieve substantial absolute total returns while reducing exposure to macro factors.
Development of New Investment Strategies
We add to Oaktree's list of investment strategies when we identify a market with potential for attractive returns that we believe can be exploited in a limited-risk fashion, and where we have access to the investment talent capable of producing the results we seek. Because of the high priority we place on assuring that these requirements are met, we prefer that new products represent “step-outs” from our current investment strategies into highly related fields with people with whom we have had extensive experience or for whom we can validate qualifications. Strategies recently launched or developed include the following:
Emerging Market Opportunities. We launched this strategy in 2012 and began managing assets in September 2013 to target stressed, distressed and other value-oriented fixed income and equity investments in emerging markets. This strategy is managed by a U.S.-based, dedicated group that leverages our Distressed Debt team's experience and expertise in the U.S. and Europe, and employs an established, flexible external network of local advisers to enhance deal flow, access local market intelligence and address the intricacies of jurisdictional differences and industry and local regulatory developments.
Emerging Markets Equities. As a step-out from EMAR, we added the long-only Emerging Markets Equity (“EME”) strategy in 2011. First selected to sub-advise part of Vanguard's Emerging Markets Select Stock Fund, we have broadened our EME clientele through funds, sub-advisory relationships and separate accounts.  The strategy invests on a long-only basis in the equities of emerging market companies in the Asia Pacific region, Latin America, Eastern Europe, the Middle East, Africa and Russia.
Enhanced Income. In 2012, we added a new product under the Senior Loan umbrella, Enhanced Income, to create a portfolio of below investment grade loans using a moderate amount of leverage. Enhanced Income utilizes the same investment approach as our U.S. Senior Loan strategy.
European Private Debt. We introduced European Private Debt in 2013 to capitalize on opportunities resulting from the decline in European bank lending and our significant industry experience, knowledge and deep relationships across the continent. The strategy seeks to achieve attractive, risk-adjusted absolute returns by making primary investments in high-yielding debt or preferred equity of companies that require liquidity for acquisitions, buyout of minority investors, debt restructurings, recapitalizations or acquisitions of hard assets.
Global High Yield. We were among the first firms to establish a dedicated European High Yield Bond strategy in 1999.  Over the years, many of our U.S. investors acquired units of the European fund to enhance performance and increase portfolio diversification.  In 2010, we established a single portfolio approach to invest in the U.S. and European markets, capitalizing on the expertise of our research teams.  Rather than combining two diversified portfolios, the new discipline combines the best relative value opportunities within the two markets into a single account.
Real Estate Debt. Our management of Oaktree PPIP Fund, L.P. (“PPIP”), organized pursuant to the U.S Treasury Department's program to address troubled real estate-related assets during the global financial crisis, spurred us to offer Real Estate Debt as a successor strategy. This strategy invests primarily in performing commercial mortgage-backed securities, first mortgages, junior secured debt, unsecured debt and mezzanine debt.
Strategic Credit. In 2012, we introduced Strategic Credit as an opportunistic credit strategy that invests in marketable securities and private debts of stressed U.S. and non-U.S. companies. The strategy seeks returns above those on high yield bonds but below those for more distress-oriented strategies.
Our Investment Performance
Our investment professionals have generated impressive investment performance through multiple market cycles, almost entirely without the use of fund-level leverage. As of December 31, 2013, our closed-end funds had produced an aggregate gross IRR of 19.9% on over $62 billion of drawn capital.
All 50 of the closed-end funds we manage that commenced prior to 2013 had positive gross IRRs as of December 31, 2013, and 49 of those 50 closed-end funds had positive net IRRs as of that date, an achievement that reflects, among many factors, our practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities. Our oldest and largest closed-end fund strategy is Distressed Debt, whose performance by fund is shown below:

Gross IRRs of Oaktree Distressed Debt Funds as of December 31, 2013 (1)

(1)
Excludes Oaktree Opportunities Fund IX, L.P., which had its first drawdown in March 2013 and thus did not have a meaningful IRR as of December 31, 2013. The TCW Special Credits Funds, or SCF funds, were managed by certain Oaktree investment professionals while employed at the Trust Company of the West prior to Oaktree's founding in 1995. When these employees joined Oaktree upon, or shortly after, its founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and Oaktree.

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

Cumulative Gross Returns of U.S. High Yield Bond Strategy
and Relevant Benchmark through December 31, 2013

The outperformance by our investment team was achieved with relatively less risk, as demonstrated by the fact that our U.S. High Yield Bond strategy had a Sharpe Ratio since inception through December 31, 2013 of 0.82, as compared to 0.56 for its Relevant Benchmark.
Synergies
We emphasize cross-group cooperation and collaboration among our investment professionals. Many of our investment strategies are complementary, and our investment professionals often identify and communicate potential opportunities to other groups, allowing our funds to benefit from the synergies created by the scale of our business and our proprietary research. The High Yield Bond group, for instance, sometimes alerts the Distressed Debt group to issuers facing financial difficulties, alternatively the Distressed Debt group sometimes identifies companies emerging from bankruptcy that could be attractive to the High Yield group.
This cross-pollination among our investment groups occurs both formally and informally. For example, members of the Distressed Debt, Principal Investments and Real Estate groups typically attend each other's meetings in order to ensure that each group keeps abreast of the others’ activities and has ready access to specialized expertise for more informed investment decisions. These groups periodically invest jointly, permitting us to make larger or more specialized investments than we could undertake in the absence of such collaboration. Our investment professionals also cooperate informally, consulting each other on a regular basis with respect to existing and proposed investments. Our culture encourages such cooperation, as does the broad ownership by all of our senior investment professionals, which gives each of them an indirect stake in the success of all of our investment strategies.
We have a shared trading desk in the U.S. for the Distressed Debt, High Yield Bond, Senior Loan, Principal Investments, Real Estate and Strategic Credit strategies. The shared trading desk provides all of these strategies the benefit of our traders’ deep experience with both performing and distressed securities, facilitates communication among the groups, and allows us to combine trades for larger orders with the preferential access and pricing that sometimes comes with larger orders. Additionally, the shared nature of the trading desk allows us to pursue individual opportunities without revealing to the broader market which of our strategies may be purchasing the targeted security, providing an advantage over our competitors who invest exclusively in distressed or distress-for-control strategies, thus revealing their expectations for their investments.

The scale of our investing activities makes us a significant client of many investment banks, brokers and consultants, and thus helps each group access opportunities that might not be available were it not part of our larger organization. Finally, the scale of our activities has permitted us to create significant shared resources.
Marketing and Client Relations
Our client relationships are fundamental to our business. We strive to act with professionalism and integrity and believe our success flows from the success of our fund investors. We have developed a loyal following among many of the nation's most significant institutional investors, and believe that their and our other investors' loyalty flows from our superior investment record, our reputation for integrity, and the fairness and transparency of our fee structures.
As of December 31, 2013, the $83.6 billion of AUM was divided by client type and geographic origin as follows:

AUM by Client Type	AUM	%	AUM by Client Location	AUM	%
	(in millions)			(in millions)

Public funds	$23,586	28%	North America	$61,468	73%
Corporate and corporate pension	23,105	28	Europe	11,632	14
Insurance companies	6,932	8	Asia & Australia	8,985	11
Sovereign wealth funds	6,386	8	Africa & Middle East	1,475	2
Endowments/foundations	6,154	7	South America	45	0
Sub-advisory – mutual funds	5,548	7	Total	$83,605	100%
Private – high net worth/family office	4,983	6
Fund of funds	1,893	2
Unions	1,136	1
Oaktree and other	3,882	5
Total	$83,605	100%

Our extensive in-house global Marketing and Client Relations group, comprised of 51 individuals dedicated to relationship management and sales, client service or sales strategy in Europe, the Middle East, Asia/Pacific and the Americas, appropriately reflects the increasingly global composition of our client base.  This team is augmented by 40 dedicated marketing support, portfolio analytics and client reporting professionals.
Employees
We strive to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among our employees. We consider our labor relations to be good. As of December 31, 2013, we had 809 employees as follows:

	All Employees	Employee Owners (1)	Employees Located Outside the U.S.
Investment professionals	247	119	88
Other professionals	411	77	59
Support staff	151	—	32
Total	809	196	179

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
Organizational Structure
Oaktree Capital Group, LLC is owned by its Class A and Class B unitholders. Class A units are entitled to one vote per unit. Class B units are entitled to ten votes per unit. All issued and outstanding Class B units are held by OCGH. However, if the Oaktree control condition (as defined below) is no longer satisfied, our Class B units will be entitled to only one vote per unit. Holders of our Class A units and Class B units generally vote together as a single class on the limited set of matters on which our unitholders have a vote. Such matters, which must be approved by a majority (or, in the case of election of directors when the Oaktree control condition is no longer satisfied, a plurality) of the votes entitled to be cast by all Class A units and Class B units present in person or represented by proxy at a meeting of unitholders, include a proposed sale of all or substantially all of our assets, certain mergers and consolidations, certain amendments to our operating agreement and an election by our board of directors to dissolve the company. The Class B units do not represent an economic interest in Oaktree Capital Group, LLC. The number of Class B units held by OCGH, however, increases or decreases with corresponding changes in OCGH's economic interest in the Oaktree Operating Group.
Our operating agreement provides that so long as our Principals, or their successors or affiliated entities (other than us or our subsidiaries), including OCGH, collectively hold, directly or indirectly, at least 10% of the aggregate outstanding Oaktree Operating Group units, our manager, Oaktree Capital Group Holdings GP, LLC, which is 100% owned and controlled by our Principals, will be entitled to designate all the members of our board of directors. We refer to this ownership condition as the “Oaktree control condition.” Holders of our Class A units and Class B units have no right to elect our manager. So long as the Oaktree control condition is satisfied, our manager will control the membership of our board of directors, which will manage all of our operations and activities and will have discretion over significant corporate actions, such as the issuance of securities, payment of distributions, sale of assets, making certain amendments to our operating agreement and other matters.

The diagram below depicts our organizational structure as of December 31, 2013.

Principals
Oaktree Capital Group Holdings GP, LLC
• No economic interest
• Full voting Interest
• Manager
• Right to designate all members of board of directors for so long as the Oaktree control condition is satisfied
Principals, Senior Employees and Other Investors
Oaktree Capital Group Holdings L.P. (1)
• 100% economic interest
• No voting interest
Class A Unitholders
• 13,000 Class A units (0.01% economic interest)(2)
• 112,584,211 Class B units (no economic interest)
• 96.7% combined voting interest
Oaktree Capital Group, LLC
• 38,459,506 Class A units (25.5% economic interest)(2)
• 3.3% voting interest
74.5% economic interest in Oaktree Operating Group (3)
25.5% economic interest in Oaktree Operating Group
Oaktree Holdings, LLC
Oaktree Holdings, Inc.
Oaktree Holdings, Ltd. (Cayman Islands)
Oaktree AIF Holdings, Inc. (4)
Intermediate Holding Companies
Oaktree Capital I, L.P. (5)
Oaktree Capital II, L.P.
Oaktree Investment Holdings, L.P.
Oaktree Capital Management, L.P.
Oaktree Capital Management (Cayman), L.P. (Cayman Islands)
Oaktree AIF Investments, L.P.
Oaktree Operating Group
Oaktree Funds

______________________

(1)
Holds 100% of the Class B units and 0.03% of the Class A units, which together represent 96.7% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our Principals. Oaktree Capital Group Holdings GP, LLC also acts as our manager and in that capacity has the authority to designate all the members of our board of directors for so long as the Oaktree control condition is satisfied.

(2)
The percent economic interest represents the applicable number of Class A units as a percentage of the Oaktree Operating Group units. As of December 31, 2013, there were 151,056,717 Oaktree Operating Group units outstanding.

(3)
The percent economic interest in Oaktree Operating Group represents the aggregate number of Oaktree Operating Group units held, directly or indirectly, as a percentage of the total number of Oaktree Operating Group units outstanding.

(4)
Oaktree Capital Group, LLC holds 1,000 shares of non-voting Class A common stock of Oaktree AIF Holdings, Inc., which are entitled to receive 100% of any dividends. Oaktree Capital Group Holdings, L.P. holds 100 shares of voting Class B common stock of Oaktree AIF Holdings, Inc., which do not participate in dividends or otherwise represent an economic interest in Oaktree AIF Holdings, Inc.

(5)
Owned indirectly by Oaktree Holdings, LLC through an entity not reflected in this diagram that is treated as a partnership for U.S. federal income tax purposes. Through this entity, each of Oaktree Holdings, Inc. and Oaktree Holdings, Ltd. owns a less than 1% indirect interest in Oaktree Capital I, L.P.

Regulatory Matters and Compliance
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. Our indirect subsidiary, Oaktree Capital Management, L.P., is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting, disclosure, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, Oaktree Capital Management, L.P. is registered as a commodity pool operator and a commodity trading adviser with the U.S. Commodity Futures Trading Commission (“CFTC”). Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”). These requirements relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct, and general anti-fraud prohibitions. In addition, as a registered commodity pool operator and a commodity trading adviser with the CFTC, we are also required to be a member of the National Futures Association (the “NFA”), a self-regulatory organization for the U.S. derivatives industry. The NFA also promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms.
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
Another of our subsidiaries, Oaktree Capital Management (UK) LLP, is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) as an investment manager in the United Kingdom. The U.K. Financial Services and Markets Act 2000 (“FSMA”) and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, the use and safekeeping of client funds and securities, regulatory capital, record keeping, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures. Similarly, we have a number of other non-U.S. subsidiaries that are regulated by the applicable regulators in their respective jurisdictions.
The SEC and other regulators have in recent years aggressively increased their regulatory activities in respect of asset management firms. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured depository institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Some of these provisions are still subject to further rulemaking and to the discretion of regulatory bodies. The Dodd-Frank Act also prohibits investments in private equity and hedge funds by certain banking entities and covered nonbank companies. While certain of our subsidiaries are already registered investment advisers and registered broker-dealers and subject to SEC and FINRA examinations, compliance with any additional legal or regulatory requirements, including the need to register other subsidiaries as investment advisers, could make compliance more difficult and expensive and affect the manner in which we conduct business.
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
Available Information
Our website address is www.oaktreecapital.com. Information on our website is not a part of this annual report and is not incorporated by reference herein. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Unitholders” section of our website and then click on “SEC Filings.” You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.

Fund Data
Information regarding our closed-end, open-end and evergreen funds, together with benchmark data where applicable, is set forth below. For our closed-end and evergreen funds, no benchmarks are presented in the tables as there are no known comparable benchmarks for these funds' investment philosophy, strategy and implementation.

Closed-end Funds

			As of December 31, 2013
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund IX, L.P. (6)	Jan. 2014	Jan. 2017	$5,066	$1,773	$112	$—	$1,885	$4,966	$—	$22	$1,819	nm	nm	1.1x
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,558	591	11	3,138	2,625	1	113	2,856	19.2%	12.5%	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	1,073	533	620	986	967	3	62	757	18.7	15.0	1.5
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	2,186	2,365	4,328	3,196	66	360	3,307	17.4	12.4	1.5
Special Account A	Nov. 2008	Oct. 2012	253	253	320	455	118	75	40	23	—	32.1	26.2	2.3
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	9,467	15,987	3,324	2,120	1,192	648	—	23.8	18.3	2.0
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,642	4,162	1,078	991	25	191	841	11.5	8.3	1.6
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,310	2,597	486	546	90	166	151	12.3	9.0	1.8
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	959	1,955	183	224	151	36	—	18.7	14.3	1.9
Legacy funds (7)	Various	Various	9,543	9,543	8,179	17,675	47	—	1,109	10	—	24.2	19.3	1.9
												23.0%	17.6%
Emerging Market Opportunities
Oaktree Emerging Market Opportunities Fund, L.P. (6)	Sep. 2013	Sep. 2017	$355	$20	$—	$—	$20	$19	$—	$—	$21	nm	nm	1.0x

Global Principal Investments
Oaktree Principal Fund V, L.P. (8)	Feb. 2009	Feb. 2015	$2,827	$2,233	$570	$385	$2,418	$2,003	$—	$82	$2,311	15.1%	8.4%	1.4x
Special Account C	Dec. 2008	Feb. 2014	505	455	275	175	555	395	10	44	396	20.3	15.0	1.7
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,676	2,972	2,032	1,453	—	74	1,939	10.7	8.1	1.6
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	977	2,098	279	—	136	54	—	14.8	10.4	1.8
Legacy funds (7)	Various	Various	2,301	2,301	1,838	4,133	6	—	235	1	—	14.5	11.6	1.8
												13.7%	10.2%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$(1)	$100	$402	$354	$—	$—	$629	4.0%	(0.1)%	1.2x

European Principal Investments (9)
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,265	€198	€4	€1,459	€3,042	€—	€15	€1,440	16.1%	8.2%	1.3x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€618	€852	€1,451	€1,183	€11	€54	€1,378	12.8	8.3	1.5
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$460	$438	$661	$237	$98	$4	$80	$112	11.8	8.9	2.1
												13.0%	8.4%
Power Opportunities
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	$1,062	$406	$191	$5	$592	$1,036	$—	$36	$457	36.4%	20.5%	1.6x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,459	1,899	101	39	94	7	—	76.2	59.0	3.9
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												35.3%	27.3%

			As of December 31, 2013
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM		Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)		Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date												Gross	Net
	(in millions)
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VI, L.P.	Aug. 2012	Aug. 2016	$2,677	$1,071	$4	$36	$1,039	$2,610		$—	$—		$1,093	9.5%	0.4%	1.1x
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	408	168	1,523	1,251		5	73		1,347	17.1	11.8	1.4
Special Account D	Nov. 2009	Nov. 2012	256	263	158	192	229	130		1	14		155	18.5	15.9	1.6
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	283	245	488	326		8	45		374	16.6	10.9	1.8
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	639	1,243	103	—		106	20		—	15.7	11.7	2.0
Legacy funds (7)	Various	Various	1,634	1,610	1,399	3,004	5	—		111	1		56	15.2	12.0	1.9
														15.4%	11.9%
Real Estate Debt
Oaktree Real Estate Debt Fund, L.P. (6)	Sep. 2013	Sep. 2016	$297	$54	$(1)	$—	$53	$50		$—	$—		$54	nm	nm	1.0x
Oaktree PPIP Fund, L.P. (10)	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—		47	—		—	28.2%	N/A	1.4

Mezzanine Finance
Oaktree Mezzanine Fund III, L.P. (11)	Dec. 2009	Dec. 2014	$1,592	$1,327	$177	$739	$765	$1,552		$—	$—		$787	14.8%	10.4% / 4.7%	1.2x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	465	1,218	354	446		—	—		383	11.2	7.6	1.5
OCM Mezzanine Fund, L.P. (12)	Oct. 2001	Oct. 2006	808	773	288	1,041	20	—		32	4		—	15.2	10.7 /10.2	1.5
														13.0%	8.6%
European Private Debt
Oaktree European Dislocation Fund, L.P. (6)	Oct. 2013	Oct. 2016	€293	€22	€—	€—	€22	€22		€—	€—		€22	nm	nm	1.0x
Special Account E (6)	Oct. 2013	Apr. 2015	€379	€29	€—	€—	€29	€29		€—	€—		€29	nm	nm	1.0
				$62,024	(13) (14)			33,364	(14)		2,261	(14)
						Other (15)		2,633			7
						Total (16)		$35,997			$2,268

(1)	Reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Excludes Oaktree segment incentive income recognized since inception.

(3)
Reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return (as applicable) before Oaktree is entitled to receive incentive income (other than tax distributions) from the fund.

(4)
The internal rate of return (“IRR”) is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash contributions from/distributions to investors and the residual value of such investor's capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund's general partner. To the extent material, gross returns include certain transaction, advisory, directors or other ancillary fees (“fee income”) paid directly to us in connection with our funds' activities (we credit all such fee income back to the respective fund(s) so that our funds' investors share pro rata in the fee income's economic benefit). Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund's general partner.

(5)	Calculated as Drawn Capital plus gross income and, if applicable, fee income before fees and expenses divided by Drawn Capital.

(6)	The IRR is not considered meaningful (“nm”) as the period from the initial contribution through December 31, 2013 is less than one year.

(7)
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

(8)
In the fourth quarter of 2013, the investment period for Oaktree Principal Fund V, L.P. was extended for a one-year period until February 2015. However, management fees stepped down to the post-investment period basis effective February 2014.

(9)
Aggregate IRRs based on conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD at the December 31, 2013 spot rate of $1.38.

(10)
Due to the differences in allocations of income and expenses to this fund's two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million relates to the Oaktree PPIP Private Fund, L.P. The gross and net IRR for the Oaktree PPIP Private Fund, L.P. were 24.7% and 18.6%, respectively, as of December 31, 2013. Oaktree PPIP Fund, L.P. had liquidated all of its investments and made its final liquidating distribution as of December 31, 2013, and the general partner had dissolved the Master and Feeder funds as of that date.

(11)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.4% and Class B interests is 4.7%. Combined net IRR for Class A and Class B interests is 8.8%.

(12)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. Net IRR for Class A interests is 10.7% and Class B interests is 10.2%. Combined net IRR for the Class A and Class B interests is 10.5%.

(13)	The aggregate change in drawn capital for the three months and year ended December 31, 2013 was $1.5 billion and $6.1 billion, respectively.

(14)	Total based on conversion of Euro amounts to USD at the December 31, 2013 spot rate of $1.38.

(15)	Includes Oaktree Enhanced Income Fund, L.P., Oaktree Loan Fund 2x, L.P., Oaktree Asia Special Situations Fund, L.P., certain separate accounts and a non-Oaktree fund.

(16)
Excludes one separate account with management fee-generating AUM of $425 million as of December 31, 2013, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage-ment Fee-gener- ating AUM as of Dec. 31, 2013	Year Ended December 31, 2013			Since Inception through December 31, 2013
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$12,663	7.1%	6.5%	7.1%	10.0%	9.4%	8.9%	0.82	0.56
Global High Yield Bonds	Nov. 2010	6,261	9.0	8.4	7.6	10.3	9.7	8.9	1.38	1.28
European High Yield Bonds	May 1999	635	10.6	10.1	9.0	8.5	7.9	6.4	0.65	0.38
U.S. Convertibles	Apr. 1987	4,697	21.9	21.3	24.9	10.2	9.6	8.4	0.50	0.34
Non-U.S. Convertibles	Oct. 1994	2,726	10.4	9.8	9.6	9.0	8.5	6.0	0.78	0.39
High Income Convertibles	Aug. 1989	1,044	14.9	14.3	7.2	12.0	11.5	8.7	1.05	0.60
U.S. Senior Loans	Sep. 2008	2,350	5.6	5.1	6.2	8.0	7.5	6.2	1.24	0.62
European Senior Loans	May 2009	1,438	6.6	6.1	8.7	11.5	10.9	12.7	1.90	1.97
Emerging Markets Equities	Jul. 2011	1,016	1.8	0.9	(2.6)	1.3	0.5	(2.8)	0.06	(0.14)
Total		$32,830

(1)	Represents Oaktree’s time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. Returns for Relevant Benchmarks are presented on a gross basis.
Evergreen Funds

		As of December 31, 2013				Year Ended December 31, 2013		Since Inception through December 31, 2013
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level) (1)
	Strategy Inception					Rates of Return		Annualized Rates of Return
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2)	Jul. 2012	$1,975	$990	$ N/A		18.2%	16.5%	17.7%	15.9%
Value Opportunities	Sep. 2007	1,946	1,860	—		19.8	13.8	14.3	9.3
Emerging Market Opportunities (3)	Sep. 2013	207	8	—		nm	nm	nm	nm
Emerging Markets Absolute Return	Apr. 1997	288	265	N/A	(4)	3.3	1.1	15.2	10.4
			3,123	—
Restructured funds (5)			—	8
Total (2)			$3,123	$8

(1)	For the three months and year ended December 31, 2013, segment incentive income recognized by Oaktree totaled $53.2 million and $58.0 million, respectively.

(2)	Includes a separate account with a closed-end fund structure with $581 million of AUM and $425 million of management fee-generating AUM. Returns presented are time-weighted rates of return.

(3)	Rates of return are not considered meaningful (“nm”) since the period of inception is less than 12 months.

(4)	As of December 31, 2013, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $2.0 million.

(5)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and Oaktree Japan Opportunities Fund, L.P. (Yen class). As of December 31, 2013, these funds had gross and net IRRs since inception of (2.1)% and (4.7)%, 7.8% and 5.4%, and (6.9)% and (7.9)%, respectively, and in the aggregate had AUM of $168.0 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $7.5 million as of December 31, 2013.

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

•	we have turned away substantial amounts of capital offered to us for management.
Additionally, we may voluntarily reduce management fee rates and terms for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For example, we decided to reduce our maximum annual management fee for Opps VIII and Oaktree Principal Fund V, L.P. (“PF V”) from 1.75% to 1.60%. We also, on our own initiative, waived management fees for Opps VIII with respect to capital commitments in excess of $4.0 billion and reduced the management fee rate to 1.0% with respect to capital commitments in excess of $2.0 billion for Opps VIIIb. In addition, while management fees for the Oaktree Emerging Market Opportunities Fund, L.P. (“EMOF”) are based on committed capital during its investment period, we have voluntarily elected to assess management fees for EMOF temporarily based on fund NAV, rather than committed capital, during the initial portion of the fund’s investment period. We made these changes not because they were necessary to raise the capital we wanted, but because we deemed it important to demonstrate to our clients that we were not financially incentivized to raise more capital than appropriate for the opportunity set. Additionally, we reserve the right in our sole discretion to afford certain clients more favorable economic terms, including with respect to management fee rates and carried interest rates, in cases where such clients have committed a certain amount of capital to our funds or strategies that in the aggregate exceed certain threshold amounts, if any.
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

However, it is our fundamental belief that prioritizing our clients' interests in such instances will maximize the long-term value of our business, which, in turn, will benefit our Class A unitholders.
Our business is materially affected by conditions in the global financial markets and economies, and any disruption or deterioration in these conditions could materially reduce our revenues and cash flow and adversely affect our overall performance, ability to raise or deploy capital, financial condition and liquidity position.
Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). The detrimental impact to the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 serves as an example of how global market conditions can cause uncertainty and instability for investment management businesses. While there has been significant recovery in the capital markets since then, particularly in the equity markets, such recovery has been slow and uneven as the global economy continued to grow at a modest pace in 2013. Continued high unemployment rates in the United States and elsewhere, increasing interest rates in the United States, concern over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of the U.S. and other governments eventually withdrawing monetary stimulus measures, all highlight the fact that economic conditions remain unpredictable. These and other conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds' investment activities and impeding such funds' ability to effectively achieve their investment objectives.
The economic environment in the past has resulted in and may in the future result in decreases in the market value of certain publicly traded securities held by some of our funds. Illiquidity in certain portions of the financial markets could adversely affect the pace of realization of our funds' investments or otherwise restrict the ability of our funds to realize value from their investments, thereby adversely affecting our ability to generate incentive or investment income. There can be no assurance that conditions in the global financial markets will not worsen and/or adversely affect our investments and overall performance.
Our profitability may also be adversely affected by our fixed costs, such as the base salaries and expenses of our staff, lease payments on our office space, maintenance on our information technology and infrastructure, and the possibility that we would be unable to scale back other costs and otherwise redeploy our resources within a time frame sufficient to match changes in market and economic conditions to take advantage of the opportunities that may be presented by these changes. As a result, we may not be able to adjust our resources to take advantage of new investment opportunities that may be created as a result of specific dislocations in the market.
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
We have experienced departures of key investment professionals in the past and will do so in the future. Any of those departures could have a negative impact on our ability to achieve our investment objectives. Indeed, the departure for any reason of any of our most senior professionals, such as Howard Marks or Bruce Karsh, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key man” provisions in the documentation governing certain of our closed-end funds, which would permit the limited partners of those funds to suspend or terminate the funds' investment periods or, in the case of EMAR, permit investors to withdraw their capital prior to expiration of the applicable lock-up date. Our key man provisions vary by both strategy and fund and, with respect to each strategy and fund, are typically tied to multiple individuals, meaning that it would require the departure of more than one individual to trigger the key man provisions. In the event that our key man provisions were triggered for all of our funds with such provisions, the investment period for these funds would be terminated, and as of December 31, 2013, such terminations would result in a $12.4 billion decrease in AUM. In addition, if the key man provision for EMAR were triggered, investors in EMAR would be allowed to withdraw all of their capital, which represents 0.3% of our AUM as of December 31, 2013. As a part of our May 2007 Restructuring, our senior employees exchanged their direct or indirect ownership interest in OCM for a new interest in OCGH that vested over time. Because 100% of these interests have vested, affected employees may be less motivated to remain at Oaktree.
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
Our revenues are highly volatile due to the nature of our business and we do not expect steady earnings growth, each of which may cause the value of interests in our business to be variable.
Our segment revenues and cash flow are highly volatile, primarily due to the fact that the incentive income we receive from our funds and the investment income we recognize on our corporate investments in funds and companies, which individually and collectively account for a substantial portion of our income, are highly volatile. In the case of our closed-end funds, our incentive income is recognized only when it is fixed or determinable under the Method 1 approach offered by generally accepted accounting principles in the United States (“GAAP”), which typically occurs in a sporadic and unpredictable fashion. For purposes of adjusted net income, incentive income is recognized when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same incentive income is recognized under Method 1. In addition, we are entitled to incentive income (other than tax distributions, which are treated as incentive income) only after all contributed capital and profits representing, typically, an 8% annual preferred return on that capital have been distributed to our funds' limited partners. In the case of certain evergreen funds, we are generally entitled to receive an annual incentive payment based upon the increase in NAV attributable to each limited partner during a particular calendar year, subject to a high-water mark. Given that the investments made by our funds may be illiquid or volatile and that our investment results and the pace of realization of our investments will vary from fund to fund and period to period, our incentive income likely will vary materially from year to year.
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
A small number of our open-end funds and certain evergreen funds also generate performance-based revenues based on their investment returns as compared with a specified market index, other benchmark or hurdle rate. As a result, we may not earn a performance fee in a particular period even if the fund had a positive return. The incentive income and performance fee revenues we earn are therefore dependent on, among other factors, the NAV of the fund and, in certain cases, its performance relative to its market, which may lead to volatility in our quarterly or annual financial results.
The historical financial information included in this annual report is not necessarily indicative of our future performance.
The historical financial information included in this annual report is not necessarily indicative of our future financial results. This financial information does not purport to represent or predict the results of any future periods.
The results of future periods are likely to be materially different as a result of:

•	future growth that does not follow our historical trends;

•	changes in the economic environment, competitive landscape and financial markets;

•	new and additional costs and expenses attributable to our operations, including our operations as a public company and a company within an extensively regulated industry;

•	increases in non-cash compensation charges primarily related to the vesting of OCGH units issued after our initial public offering in April 2012; and

•	a provision for corporate income taxes on the income of two of our Intermediate Holding Companies that are taxed as corporations for U.S. federal income tax purposes.
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
As we have expanded the number and scope of our strategies, we increasingly confront potential conflicts of interest that we need to manage and resolve. These conflicts take many forms. For example, the investment focus of a number of our funds overlap, meaning that we occasionally confront issues as to how a particular investment opportunity should be allocated. Though we believe we have appropriate means to resolve these conflicts, our judgment on any particular allocation could be challenged, particularly in instances (as is sometimes the case) where the affected funds have different fee structures or our employees have invested more heavily in one fund than another. Additionally, different funds that we manage may invest in different parts of the capital structure of the same company, and thus the interests of two or more funds may be adverse to each other when the company experiences financial distress, undergoes a restructuring or files for bankruptcy. While we have developed general guidelines regarding when two or more funds may invest in different parts of the same company's capital structure and created a process that we employ to handle such conflicts if they arise, our judgment to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. Another example involves our receipt of material non-public information regarding a potential investment. Normally, our receipt of such information restricts all of our investment strategies from trading in the securities of the applicable issuers. Occasionally, one investment group will want to obtain such information, but another will want to remain free to trade the securities of that issuer and will not want to become restricted. In such circumstances, we sometimes have to choose which group's preference will prevail. In these and other circumstances, we seek to resolve the conflict in good faith and with a view to the best interests of all of our clients, but there can be no assurance that we will make the correct judgment in hindsight or that our judgment will not be questioned or challenged.
Our compliance and legal groups seek to monitor and manage our actual and potential conflicts of interest. We maintain internal controls and various policies and procedures, including oversight, codes of conduct, compliance systems and communication tools, to identify, prevent, mitigate or resolve any conflicts of interest that may arise. Our compliance policies and procedures address a variety of regulatory and compliance risks, such as the handling of material non-public information, personal securities trading and the allocation of investment opportunities and expenses. Our compliance and legal groups also monitor information barriers that we may establish on a limited basis from time to time between our different investment groups. Notwithstanding the foregoing, it is possible that perceived or actual conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and any mistake could potentially create liability or damage our reputation. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
Existing or prospective clients may be unwilling to commit new capital to our funds because we are a public company, which could have a material adverse effect on our business and financial condition.
Some of our existing or prospective clients may view negatively the fact that we became a public company, including concerns that as a public company we may shift our focus from the interests of our clients to those of our public unitholders. Such clients may believe that, as a public company, we will strive for near-term profit instead of superior risk-adjusted returns for our clients over time or grow our AUM for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that we will be successful in our efforts to address such concerns or to convince such clients that being a public company does not affect our longstanding priorities or the way we conduct our business. A decision by a significant number of such clients not to commit additional or new capital to our funds or to cease doing business with us altogether as a result of our being a public company could inhibit our ability to achieve our investment objectives and may have a material adverse effect on our business and financial condition.
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
When any of our funds perform poorly, either by incurring losses or underperforming benchmarks or our competitors, our investment record suffers. Poor investment performance by our funds also adversely affects our incentive income and, all else being equal, may lead to a decline in our AUM, resulting in a reduction of our management fees. Moreover, in such circumstances, we may experience losses on our investments of our own capital. If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from our own principal investment in the fund. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise, and investors in our open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds' performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemption levels depends on our funds' performance.

We may not be able to maintain our current fee structure as a result of industry pressure from clients to reduce fees, which could have an adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure as a result of industry pressure from clients to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. For example, we reduced our maximum annual management fee for Opps VIII from 1.75% to 1.60% and continued to maintain that same fee rate for Opps VIIIb and Oaktree Opportunities Fund IX, L.P. (“Opps IX”). Additionally, we reserve the right in our sole discretion to afford, and from time to time have afforded, certain clients more favorable economic terms, including with respect to management fee rates and carried interest rates, in cases where such clients have committed a certain amount of capital to our funds or strategies that in the aggregate exceed certain threshold amounts, if any. For instance, certain clients in our High Yield and Global Principal strategies with assets under management over certain thresholds may receive a reduction in the management fees they pay to us. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our current fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations. For more information about our fees please see “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
We have experienced significant growth in our operations outside the United States, which may place significant demands on our administrative, operational and financial resources.
In recent years, the scope and relative share of our non-U.S. operations have grown significantly. We or our fund affiliates now have offices in 13 cities outside the United States, housing over one fifth of our personnel. This rapid growth has placed and may continue to place significant demands on our business infrastructure. Pursuing investment opportunities outside the United States presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. In addition, in conducting business in these jurisdictions, we are often faced with the challenge of ensuring that our activities are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (“FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing non-U.S. clients means that we must comply with international laws governing the sale of interests in our funds, different investor reporting and information processes and other requirements. As a result, we are required to continuously develop our systems and infrastructure in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. Moreover, this growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage our expanding international operations effectively or that we will be able to continue to grow this part of our business, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
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
We actively consider the opportunistic expansion of our business, both geographically and into new investment strategies. For example, we have focused on expanding into products for real estate, senior loans, listed equities, corporate debt, collateralized loan obligations, power infrastructure and renewable energy credits, emerging market credit and direct lending and broadening our distribution, including strategic partnerships, subadvisory and retail and high net worth offerings. Such expansion would result in adding personnel and growing investment teams. We may not be successful in any such attempted expansion. Attempts to expand our business involve a number of special risks, including some or all of the following:

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
Potential regulatory action poses a significant risk to our reputation and our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees the activities of our subsidiary Oaktree Capital Management, L.P. as a registered investment adviser under the Advisers Act. Additionally, the CFTC and the NFA oversee the activities of Oaktree Capital Management, L.P. as a registered commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) under the Commodity Exchange Act. FINRA oversees the activities of our subsidiary OCM Investments, LLC as a registered broker-dealer. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.
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
As a result of market disruption as well as highly publicized financial scandals in recent years, regulators and investors have expressed concerns over the integrity of the U.S. financial markets, and the business in which we operate both in and outside the United States will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured depository institutions, insured depository institution holding companies and their subsidiaries and affiliates from conducting proprietary trading and investing in or sponsoring private equity funds and hedge funds; and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, many aspects remain to be implemented by various regulatory bodies. While we already have one subsidiary registered as an investment adviser subject to SEC examinations and as a CPO and CTA subject to CFTC regulation and another subsidiary registered as a broker-dealer subject to FINRA examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

The Dodd-Frank Act established a ten-member Financial Stability Oversight Council (the “Council”), an interagency body chaired by the Secretary of the Treasury, to identify and manage systemic risk in the financial system and improve interagency cooperation. Under the Dodd-Frank Act, the Council has the authority to review the activities of certain nonbank financial firms engaged in financial activities that are designated as “systemically important,” meaning, among other things, that the distress of the financial firm would threaten the stability of the U.S. economy. On July 8, 2013 and September 19, 2013, respectively, the Council made its initial designations of three nonbank financial companies for Federal Reserve supervision. As expected, we were not among such designated companies. However, if we were designated, it would result in increased regulation of our business, including higher standards on capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.
On December 10, 2013, the Federal Reserve and other federal regulatory agencies issued final rules implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds. When the Volcker Rule became effective on July 21, 2012, it kicked off a two-year conformance period, which was set to expire on July 21, 2014. However, in conjunction with the release of the final rules on December 10, 2013, the Federal Reserve issued an order granting an industry-wide, one-year extension for all banking entities. As a result, banking entities are required to have wound down, sold, transferred or otherwise conformed their investments and sponsorship activities to the Volcker Rule by July 21, 2015, absent an extension to the conformance period by the Federal Reserve or an exemption for certain “permitted activities.” While we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, to the extent there is uncertainty regarding the interpretation or implementation of the Volcker Rule and its practical implications, there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.
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
For some of our other funds that trade in commodity interests, we rely on the limited trading exemption provided by CFTC Rule 4.13(a)(3). For those funds that rely upon the exemption provided by CFTC Rule 4.13(a)(3), unlike pools operated on a registered basis by CPO, the operators of such pools are not required to provide prospective investors with a CFTC compliant disclosure document, nor are the operators required to provide participants with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs.
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
Certain of our subsidiaries operate outside the United States. In the United Kingdom, Oaktree Capital Management (UK) LLP is subject to regulation by the Financial Conduct Authority. In Hong Kong, Oaktree Capital (Hong Kong) Limited is subject to regulation by the Hong Kong Securities and Futures Commission. In Singapore, Oaktree Capital Management Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore. In Japan, Oaktree Japan, GK is subject to regulation by the Kanto Local Finance Bureau. Our other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management activities.
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
Alternative Investment Fund Managers Directive
The European Union Alternative Investment Fund Managers Directive (the “Directive”) took effect on July 22, 2013. The Directive applies to (a) alternative investment fund managers (“AIFM”) established in the European Union (the “EU”) that manage EU or non-EU alternative investment funds (“AIF”), (b) non-EU AIFMs that manage EU AIFs and (c) non-EU AIFMs that market their AIFs to professional investors within the EU. Individual EU member states must now adopt rules and regulations implementing the Directive into domestic law.
The Directive imposes new operating requirements on EU AIFMs managing AIFs. Following a one-year transitional period, EU AIFMs must comply with the requirements of the Directive and be appropriately authorized or have submitted an application for authorization. EU AIFMs and non-EU AIFMs seeking to market an AIF within the EU will need to comply with the Directive's disclosure and transparency requirements and (in the case of non-EU AIFMs) jurisdiction specific private placement regimes (which have changed as a result of the Directive).
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
Solvency II
Solvency II is an EU directive that sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities. Solvency II is currently scheduled to be implemented into domestic law by EU member states by January 2016. Solvency II will impose, among other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors will be subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers' and reinsurers' investment decisions and their asset allocations. In addition, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, Solvency II could in the future have an adverse indirect effect on our business by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds.
Failure to comply with recently adopted SEC rules barring so-called “bad actors” from relying on Rule 506 of Regulation D in private placements could materially adversely affect our business, financial condition and results of operations.
Effective September 23, 2013, the SEC adopted amendments to Rules 501 and 506 of Regulation D under the Securities Act barring issuers deemed to be “bad actors” from relying on Rule 506 of Regulation D (“Rule 506”) in connection with private placements (the “disqualification rule”). Specifically, an issuer will be precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 (“Rule 506 offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (1) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC; (2) final orders from the CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (3) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (4) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (5) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (6) U.S. Postal Service false representation orders.
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
If any of our covered persons is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 offering for a significant period of time. Most of our funds rely on Rule 506 to raise capital from investors during their fundraising periods. If one or more of our funds were to lose the ability to rely on the Rule 506 exemption because an Oaktree covered person has been the subject of a disqualifying event, our business, financial condition and results of operations could be materially and adversely affected.
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
From time to time, we and our funds enter into various hedging instruments such as swaps, options, forwards and futures as part of managing risks related to interest rates and foreign currency exchange rates. In the future, we and our funds may enter into additional hedging instruments as part of these or other risk management strategies. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held and other changing market conditions. These hedging instruments may fail to protect us or our funds from interest rate or foreign currency volatility or could adversely affect us or our funds because, among other things:

•	hedging instruments can be expensive, particularly during periods of volatility in interest rates, foreign currency and the prices of reference instruments;

•	available hedging instruments may not correspond directly with the risk for which protection is sought;

•	the duration of the hedge may be significantly different than the duration of the related liability or asset;

•	derivatives generally involve leverage in the sense that the investment exposure created by the derivatives may be significantly greater than the initial investments in the derivative;

•	certain investments may be illiquid, making them unable to be sold at the desired time or price;

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
We and our funds will be subject to credit risk with respect to counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments) and other instruments entered into directly by us or our funds or held by special purpose or structured vehicles in which we or our funds may invest from time to time. Counterparty risk is the risk that the other party in a derivative transaction will not fulfill its contractual obligation. Changes in the credit quality of the companies that serve as our or our funds’ counterparties with respect to their derivative transactions will affect the value of those instruments. By entering into derivatives, we or our funds assume the risk that these counterparties could experience financial hardships that could call into question their continued ability to perform their obligations. As a result, concentrations of such derivatives in any one counterparty would subject us or our funds to an additional degree of risk with respect to defaults by such counterparty.
If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we or our funds may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceeding. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we or our funds are owed this fair market value in the termination of the derivative transaction and such claims are uncollateralized or otherwise unsecured, we or our funds will be treated as general creditors of such counterparty, and will not have any claim with respect to the underlying security. We or our funds may obtain only a limited recovery or may obtain no recovery in such circumstances.
Some, but not all, derivatives may be cleared, in which case a central clearing counterparty stands between each buyer and seller and effectively guarantees performance of each derivative contract, to the extent of its available resources for such purpose. As a result, the counterparty risk is now shifted from bilateral risk between the parties to the individual credit risk of the central clearing counterparty. Even in such case, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations to our funds. Uncleared derivatives have no such protection; each party bears the risk that its direct counterparty will default.
Regulatory changes could occur and may adversely affect our or our funds' ability to pursue hedging strategies and/or increase the costs of implementing such strategies.
The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. New or amended regulations may be imposed by the CFTC, the SEC, the Federal Reserve or other financial regulators, other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets that could adversely affect us and our funds. In particular, these agencies are empowered to promulgate a variety of new rules pursuant to recently enacted financial reform legislation in the United States. We and our funds also may be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by these governmental regulatory authorities or self-regulatory organizations.
In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. For example, the Dodd-Frank Act could have an adverse effect on our funds’ ability to use derivative instruments. The Dodd-Frank Act is designed to impose stringent regulation on the over-the-counter derivatives market in an attempt to increase transparency and accountability and provides for, among other things, clearing, margin, reporting, recordkeeping and registration requirements. Although the CFTC has released final rules relating to clearing, reporting, risk management, compliance, position limit, anti-fraud, consumer protection, portfolio reconciliation, documentation, recordkeeping and registration requirements under the Dodd-Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd-Frank Act's ultimate impact remains unclear. New regulations could, among other things, restrict our funds' ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to our funds), increase the costs of using these instruments (for example, by increasing margin or capital requirements) and/or make them less effective and, as a result, our funds may be unable to execute their investment strategies. Limits or restrictions applicable to the counterparties with which our funds engages in derivative transactions could also prevent our funds from using these instruments, affect the pricing or other factors relating to these instruments or may change availability of certain investments. It is unclear how the regulatory changes will affect counterparty risk.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. We make investment decisions on behalf of our clients that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. Further, we may be subject to third-party litigation arising from allegations that we improperly exercised control or influence over portfolio investments. In addition, we and our affiliates that are the investment managers and general partners of our funds, our funds themselves and those of our employees who are our, our subsidiaries' or the funds' officers and directors are each exposed to the risks of litigation specific to the funds' investment activities and portfolio companies and, in the case where our funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies' other shareholders. Moreover, we are exposed to risks of litigation or investigation by investors or regulators relating to our having engaged, or our funds having engaged, in transactions that presented conflicts of interest that were not properly addressed. Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-

caliber professional services to attract and retain investors. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
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
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, failures by personnel at our portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. Such misconduct might undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.
Operational risks may disrupt our business, result in losses or limit our growth.
We rely heavily on our financial, accounting, communications and other data processing systems. Our systems may fail to operate properly or become disabled as a result of tampering or a breach of our network security systems or otherwise. In addition, our systems from time to time may be subject to cyber attacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection. If our systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to our funds, regulatory intervention or reputational damage.
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
Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents to carry out certain securities and derivatives transactions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are subject to limited or no regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.
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
In addition, risk-management models that we may employ from time to time may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.
In the event of a counterparty default, particularly a default by a major investment bank, one or more of our funds could incur material losses, and the resulting market impact of a major counterparty default could harm our business, results of operation and financial condition.
In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the prime broker's, custodian's or counterparty's unsecured creditors in relation to the assets held as collateral. In addition, our funds' cash held with a prime broker, custodian or counterparty generally will not be segregated from the prime broker's, custodian's or counterparty's own cash, and our funds may therefore rank as unsecured creditors in relation thereto. To the extent that our derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules regarding the legal segregation of collateral posted by customers of cleared swaps. The CFTC also issued proposed rules to implement segregation rules for uncleared swaps.
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
Some of our funds are subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). For example, we currently manage some of our funds as “plan assets” under ERISA. With respect to these funds, this results in the application of the fiduciary responsibility standards of ERISA to investments made by such funds, including the requirement of investment prudence and diversification, and the possibility that certain transactions that we enter into, or may have entered into, on behalf of these funds, in the ordinary course of business, might constitute or result in non-exempt prohibited transactions under Section 406 of ERISA or Section 4975 of the Code. A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of an ERISA plan, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA) or “disqualified person” (as defined in the Code) with whom we engaged in the transaction. Some of our other funds currently qualify as venture capital operating companies (“VCOCs”) or rely on other exceptions under ERISA and therefore are not subject to the fiduciary requirements of ERISA with respect to their assets. However, if these funds fail to satisfy the VCOC requirements for any reason, including an amendment of the relevant regulations by the U.S. Department of Labor, or another exception under ERISA, such failure could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with the requirements.
Poor investment performance during periods of adverse market conditions may result in relatively high levels of investor redemptions, which can exacerbate the liquidity pressures on the affected funds, force the sale of assets at distressed prices or reduce the funds' returns.
Poor investment performance during periods of adverse market conditions, together with investors' increased need for liquidity given the state of the credit markets, can prompt relatively high levels of investor redemptions at times when many funds may not have sufficient liquidity to satisfy some or all of their investor redemption requests. During times when market conditions are deteriorating, many funds may face additional redemption requests and/or compulsory investor withdrawals or redemptions, which will exacerbate the liquidity pressures on the affected funds. If they cannot satisfy their current and future redemption requests, they may be forced to sell assets at distressed prices or cease operations. Various measures taken by funds to improve their liquidity profiles (such as the implementation of “gates” or the suspension of redemptions) that reduce the amounts that would otherwise be paid out in response to redemption requests may have the effect of incentivizing investors to “gross up” or increase the size of the future redemption requests they make, thereby exacerbating the cycle of redemptions. The liquidity issues for such funds are often further exacerbated by their fee structures, as a decrease in NAV decreases their management fees.
Certain of our funds have agreements that create debt or debt-like obligations with one or more counterparties. Such agreements in many instances contain covenants or “triggers” that require the fund to maintain a certain level of NAV over certain testing periods or to post additional margin on a daily basis when prices of our funds' derivative contracts move against the fund. In addition, there may be guidelines in total return swap facilities that require reference obligations to be above a certain price level. Decreases in such funds' NAV

(whether due to performance, redemptions or both) that breach such covenants, the failure to make any margin calls or meaningful decreases in the price of the underlying reference loan or security may result in defaults under such agreements and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. In particular, many such covenants to which our funds are party are designed to protect against sudden and pronounced drops in NAV over specified periods, so if our open-end or evergreen funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Defaults under any such covenants would likely result in the affected funds being forced to sell financed assets (which sales would likely occur in suboptimal or distressed market conditions) or being forced to restructure a swap facility with more onerous terms or otherwise raise cash by reducing other leverage, which would reduce the funds' returns and our opportunities to produce incentive and investment income from the affected funds.
Valuation methodologies for certain assets in our funds can be subject to significant subjectivity, and the values of assets established pursuant to the methodologies may never be realized.
Our funds make investments for which market quotations are not readily available, and thus the process by which we value such investments involves inherent uncertainties. We are required by GAAP to make good faith determinations as to the fair value of these investments on a quarterly basis in connection with the preparation of our funds' financial statements.
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
Certain of our funds and most of our separate account agreements contain provisions that allow investors to withdraw their capital.
Most of our separate account agreements generally can be terminated by our separate account clients upon notice of 30 days or less. Similarly, our commingled open-end funds permit the withdrawal of capital by our investors during certain open periods that generally occur on the first business day of each calendar month. Our active evergreen funds have withdrawal rights that, depending on the specific fund, can be exercised in intervals ranging from three months to three years. Any significant number of terminations or withdrawals could have a material adverse effect on our business and results of operations.
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
The markets for debt financing are subject to retrenchment, resulting in more restrictive covenants or other more onerous terms (including posting additional collateral) in order to provide financing, and in some cases lenders may refuse to provide any financing that would have been readily obtained under different credit conditions.
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
The market price of our Class A units could decline as a result of sales of a large number of our Class A units in the market or the perception that these sales could occur. As of February 25, 2014, there are 38,479,670 Class A units outstanding, which may be resold immediately in the public market, unless they are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. In addition, our directors and executive officers (which includes our Principals), other employees and certain other investors hold Oaktree Operating Group units through OCGH and, subject to certain restrictions, have the right to exchange their vested OCGH units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in accordance with the terms of the exchange agreement. Please see “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” The market price of our Class A units could decline as a result of an exchange, or the perception that an exchange may occur, of a large number of OCGH units for our Class A units. As of February 25, 2014, there are 108,930,894 vested OCGH units outstanding. Such sales or exchanges could also cause the price of our Class A units to fall and make it more difficult for our Class A unitholders to sell their units.

We may issue our Class A units from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Class A units that we issue may in turn be significant. We may also grant registration rights covering Class A units issued in connection with any such acquisitions and investments. In addition, we may issue 17,732,939 Class A units or OCGH units from time to time under our 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”) as well as Class A units or OCGH units that become available under our 2011 Plan pursuant to provisions in the 2011 Plan that automatically increase the Class A units or OCGH units available for future issuance. The units granted under the 2011 Plan may be subject to vesting and forfeiture provisions. Any vesting terms are set by our board of directors or a committee appointed by our board of directors in their respective discretion. Additional issuances of Class A units or OCGH units under the 2011 Plan may dilute the holdings of our existing unitholders, reduce the market price of our Class A units or both.
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
The Sarbanes-Oxley Act requires, among other things, that as a public company we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required under Section 404 to provide an annual management assessment of the effectiveness of our internal controls over financial reporting and to include in our annual reports an opinion from our independent registered public accounting firm addressing such assessment. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies.
If it is determined that we are not in compliance with Section 404 in the future, we would be required to implement remedial procedures and re-evaluate our internal control over financial reporting and our operations, financial reporting or financial results could be adversely affected, and we could receive an adverse report on internal controls from our independent registered public accounting firm. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules. Moreover, if a material misstatement occurs in the future, we may need to restate our financial results and there could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Class A units.
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
In connection with the consummation of our May 2007 Restructuring, each of our owners prior to the May 2007 Restructuring exchanged his, her or its interests in our business for units in OCGH. Subject to certain restrictions, each holder of units in OCGH has the right to exchange his or her vested units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. The Class A units issued upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. The units in OCGH that our employees received through the May 2007 Restructuring and that are held by certain institutional investors that owned interests in OCM before the 2007 Private Offering have fully vested. In addition, the OCGH units that we grant under the 2011 Plan contain vesting provisions, the length of which has been and will continue to be determined by us at our discretion. OCGH units granted under our 2007 Oaktree Capital Group, LLC Equity Incentive Plan (the “2007 Plan”) in January 2008 and January 2009 are also fully vested. Accordingly, subject to the exchange agreement described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” a substantial number of additional units are expected to be available to be sold in the future by the OCGH unitholders. OCGH has the right to waive any such vesting periods in its discretion at any time.
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
While our Class A units and Class B units generally vote together as a single class on the limited matters submitted to a vote of unitholders, including certain amendments of our operating agreement, our operating agreement does not obligate us to hold annual meetings. Accordingly, our Class A unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. In addition, through their control of our Class B units held by OCGH, our Principals, with a 96.7% voting interest as of February 25, 2014, are able to determine the outcome of any matter that our board of directors does submit to a vote.
Our Principals' control of our manager and of the combined voting power of our units and certain provisions of our operating agreement could delay or prevent a change of control.
As of February 25, 2014, our Principals control 96.7% of the combined voting power of our units through their control of OCGH. In addition, our Principals have the ability to determine the composition of our board of directors through their control of our manager. Our Principals are able to appoint and remove our directors and change the size of our board of directors, are able to determine the outcome of all matters requiring unitholder approval, are able to cause or prevent a change of control of our company and can preclude any unsolicited acquisition of our company. In addition, provisions in our operating agreement make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our Class A unitholders. For example, our operating agreement provides that only our board of directors may call meetings and authorizes the issuance of preferred units in us that could be issued by our board of directors to thwart a takeover attempt. The control of our manager and voting power by our Principals and these provisions of our operating agreement could delay or prevent a change of control and thereby deprive Class A unitholders of an opportunity to receive a premium for their Class A units as part of a sale of our company and might ultimately affect the market price of our Class A units.

Our Principals and executive officers hold only a nominal amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a Class A unitholder to successfully challenge a resolution of a conflict of interest by us.
As of February 25, 2014, our Principals are entitled to approximately 42.2% of the economic returns of the Oaktree Operating Group. Because they only hold a nominal amount of this economic interest through us, our Principals may have interests that conflict with those of the holders of Class A units. For example, our Principals may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the Principals' and employees' tax considerations even where no similar benefit would accrue to us and the Class A unitholders.
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
The U.S. federal income tax treatment of Class A unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Class A unitholders should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and UST, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our Class A units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, cause us to change our investments and commitments, affect the tax considerations of an investment in us and adversely affect an investment in our Class A units. For example, the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the incentive income) as ordinary income to such partner for U.S. federal income tax purposes. Please see “—The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.”
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
Over the past several years, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Your interest in us, our interest in Oaktree Holdings, LLC and the interests that Oaktree Holdings, LLC holds in entities that are entitled to receive incentive income may have been classified as ISPIs for purposes of this legislation. It is unclear when or whether the U.S. Congress will pass such legislation or what provisions will be included in any final legislation, if enacted.
The most recent legislative proposals provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective income tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.
On February 26, 2014, Representative Dave Camp, Chairman of the House Ways and Means Committee, released a discussion draft summarizing proposed legislation that would, among other things, (1) generally treat publicly traded partnerships (other than those deriving 90 percent of their income from activities relating to mining and natural resources) as taxable corporations for tax years beginning after 2016 and (2) recharacterize a portion of capital gain from certain partnership interests held in connection with the performance of services as ordinary income for tax years beginning after 2014.  If the proposal were enacted in its current form, we would be taxed as a U.S. corporation beginning in 2017 and our effective income tax rate would increase significantly.

The Obama administration submitted legislation to Congress that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration's published revenue proposals for 2013 and prior years contained similar proposals.
Enactment of legislation that would treat gain from partnership interests held in connection with the performance of investment management services as taxed at ordinary rates could cause our investment professionals to incur a material increase in their tax liability with respect to their interests in OCGH and carried interest in our investment funds.  This might make it more difficult for us to incentivize, attract and retain these professionals.
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
The Obama administration has announced other proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several proposals for reform if enacted could adversely affect us. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.
Representative Camp has recently proposed the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The territorial tax system proposals envisage a revenue neutral result and consequently include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us. Senator Baucus recently proposed a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. The Baucus proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Whether and in what form any such proposals will be enacted by the government is unknown, as are the ultimate consequences of the proposed legislation.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Properties
Our principal executive offices are located in leased office space at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. We also lease the space for our offices in New York, Stamford, London, Frankfurt, Paris, Beijing, Hong Kong, Shanghai, Seoul, Singapore, Tokyo and Dubai. Certain affiliates of our managed funds lease office space in Amsterdam, Luxembourg and Dublin. We do not own any material real property. We consider our facilities to be suitable and adequate for the management and operation of our business.
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
Our Class A units are traded on the NYSE under the symbol “OAK” and began trading on the NYSE on April 12, 2012. The following table sets forth the high and low intra-day sales prices per unit of our Class A units, for the periods indicated, as reported by the NYSE:

	Sales Price
	2013		2012
	High	Low	High	Low
First Quarter	$53.55	$45.17	$ N/A	$ N/A
Second Quarter	59.50	48.87	42.55	34.00
Third Quarter	55.91	51.01	41.26	34.98
Fourth Quarter	59.12	52.17	47.14	39.50
The number of holders of record of our Class A units as of February 25, 2014 was 6. This does not include the number of Class A unitholders that hold units in “street-name” through banks or broker-dealers.
Cash Distribution Policy
We intend to make distributions to our Class A unitholders quarterly, following the respective quarter end. Distributions to our Class A unitholders are funded by our share of the Oaktree Operating Group’s distributions. We use distributable earnings, a non-GAAP performance measure derived from our segment results, to measure our earnings at the Oaktree Operating Group level without the effects of the consolidated funds for purposes of, among other things, assisting in the determination of equity distributions from the Oaktree Operating Group. By excluding the results of our consolidated funds and segment investment income or loss, which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds and companies to us that is deemed the profit or loss component of the distributions and not a return of our capital contributions, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
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
The declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time. Please see “Risk Factors—Risks Relating to Our Class A Units—We cannot assure you that our intended quarterly distributions will be paid each quarter or at all.”
Class A unitholders receive their share of these distributions by the Oaktree Operating Group, net of expenses that we and our Intermediate Holding Companies bear directly, such as income taxes or payment obligations under the tax receivable agreement. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. The distribution amount for any given period is likely to vary materially due to this and other factors.
Any transaction involving the exchange of OCGH units, including our 2007 Private Offering, initial public offering and May 2013 follow-on offering, increases the tax basis of the tangible and intangible assets of the Oaktree Operating Group.  Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that reductions in future quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement will aggregate $232.9 million through 2034. As shown in the table below, we estimate that an aggregate $12.9 million of that total will reduce fiscal year 2014’s four quarterly distributions to Class A unitholders, which will be funded by adjustments taken in arriving at the cash distribution payable per Class A unit.  Future estimated reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.  These reductions are in addition to reductions for income taxes and other expenses that Oaktree or its Intermediate Holding Companies bear directly.

		Future Estimated Reductions Associated With the Tax Receivable Agreement
	Fiscal Year 2013 Reductions (1)	Total Aggregate Reductions	Fiscal Year 2014 Reductions (1)	Reductions Through Fiscal Year
	($ in millions)
2007 Private Offering	$3.3	$42.9	$3.5	2029
Initial public offering	4.1	78.8	4.1	2033
May 2013 Offering	3.0	111.2	5.3	2034
Total	$10.4	$232.9	$12.9

(1)	Represents reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement attributable to the applicable fiscal year.
Set forth below are the distributions per Class A unit that were paid on the indicated payment dates to the holders of record as of a date that was two to four business days prior to the payment date.

Payment Date	Applicable to Quarterly Period Ended	Distribution per Unit
February 27, 2014	December 31, 2013	$1.00
November 15, 2013	September 30, 2013	0.74
August 20, 2013	June 30, 2013	1.51
May 21, 2013	March 31, 2013	1.41
Total fiscal year 2013		$4.66

March 1, 2013	December 31, 2012	$1.05
November 20, 2012	September 30, 2012	0.55
August 21, 2012	June 30, 2012	0.79
May 25, 2012	March 31, 2012	0.55
Total fiscal year 2012		$2.94

Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2013
On November 20, 2013, the Company issued an aggregate of 233,065 Class A units to certain directors and employees, including certain Principals, in exchange for OCGH units held by them on a one-for-one basis pursuant to the terms of the exchange agreement described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” The issuances of the Class A units were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data
The following sets forth selected historical consolidated financial and other data of Oaktree Capital Group, LLC as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The following data should be read together with “—Management's Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this annual report.
We derived the selected historical financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 from our audited consolidated financial statements. The audited consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 and the consolidated statements of financial condition as of December 31, 2013 and 2012 are included elsewhere in this annual report. The audited consolidated statements of operations and financial condition for all other periods are not included in this annual report. The selected historical financial data are not necessarily indicative of the expected future operating results of Oaktree.

	As of or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per unit data or as otherwise indicated)
Consolidated Statements of Operations Data:
Total revenues	$194,922	$144,983	$155,770	$206,181	$153,132
Total expenses	(1,107,062)	(790,603)	(1,644,864)	(1,580,651)	(1,426,318)
Total other income	7,149,104	7,348,895	1,201,537	6,681,658	13,165,717
Income (loss) before income taxes	6,236,964	6,703,275	(287,557)	5,307,188	11,892,531
Income taxes	(26,232)	(30,858)	(21,088)	(26,399)	(18,267)
Net income (loss)	6,210,732	6,672,417	(308,645)	5,280,789	11,874,264
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(5,163,939)	(6,016,342)	(233,573)	(5,493,799)	(12,158,635)
Net (income) loss attributable to OCGH non-controlling interest in consolidated subsidiaries	(824,795)	(548,265)	446,246	163,555	227,313
Net income (loss) attributable to OCG	$221,998	$107,810	$(95,972)	$(49,455)	$(57,058)
Distributions declared per Class A unit	$4.71	$2.31	$2.34	$2.17	$0.65
Net income (loss) per Class A unit	$6.35	$3.83	$(4.23)	$(2.18)	$(2.50)
Weighted average number of Class A units outstanding	34,979	28,170	22,677	22,677	22,821

	As of or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except as otherwise indicated)
Consolidated Statements of Financial Condition Data:
Total assets	$45,263,254	$43,869,998	$44,294,156	$47,843,660	$43,195,731
Debt obligations	2,876,645	1,106,804	702,260	494,716	700,342
Non-controlling redeemable interests in consolidated funds	38,834,831	39,670,831	41,048,607	44,466,116	39,419,906
Segment Statements of Operations: (1)
Management fees	$749,901	$747,440	$724,321	$750,031	$636,260
Incentive income	1,030,195	461,116	303,963	413,240	175,065
Investment income	258,654	202,392	23,763	149,449	289,001
Total segment revenues	2,038,750	1,410,948	1,052,047	1,312,720	1,100,326
Compensation and benefits	(365,306)	(329,741)	(308,115)	(287,067)	(268,241)
Equity-based compensation	(3,828)	(318)	—	—	—
Incentive income compensation	(436,217)	(222,594)	(179,234)	(159,243)	(65,639)
General and administrative	(117,361)	(102,685)	(94,655)	(81,121)	(70,996)
Depreciation and amortization	(7,119)	(7,397)	(6,583)	(6,481)	(6,792)
Total expenses	(929,831)	(662,735)	(588,587)	(533,912)	(411,668)
Interest expense, net of interest income (2)	(28,621)	(31,730)	(33,867)	(26,173)	(13,071)
Other income (expense)	409	767	(1,209)	11,243	—
Adjusted net income	$1,080,707	$717,250	$428,384	$763,878	$675,587

Segment Statements of Financial Condition Data: (1)
Cash and cash-equivalents	$390,721	$458,191	$297,230	$348,502	$433,769
U.S. Treasury and government agency securities	676,600	370,614	381,697	170,564	74,900
Corporate investments	1,197,173	1,115,952	1,159,287	1,108,690	909,329
Total assets	2,817,127	2,359,548	2,083,908	1,944,801	1,702,403
Debt obligations	579,464	615,179	652,143	403,571	425,000
Total liabilities	1,126,877	965,655	959,908	708,085	742,570
Total unitholders' capital	1,690,250	1,393,893	1,124,000	1,236,716	959,833
Operating Metrics:
Assets under management (in millions):
Assets under management	$83,605	$77,051	$74,857	$82,672	$73,278
Management fee-generating assets under management	71,950	66,784	66,964	66,175	62,677
Incentive-creating assets under management	32,379	33,989	36,155	39,385	33,339
Uncalled capital commitments (3)	13,169	11,201	11,201	14,270	11,055
Accrued incentives (fund level): (4)
Incentives created (fund level)	1,168,836	911,947	(75,916)	889,721	1,239,314
Incentives created (fund level), net of associated incentive income compensation expense	549,545	493,005	(14,143)	540,701	704,026
Accrued incentives (fund level)	2,276,439	2,137,798	1,686,967	2,066,846	1,590,365
Accrued incentives (fund level), net of associated incentive income compensation expense	1,235,226	1,282,194	1,027,711	1,166,583	879,879

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. In addition, adjusted net income excludes the effect of (a) non-cash equity compensation charges related to unit grants made before our initial public offering, (b) income taxes, (c) other income or expenses applicable to OCG or its Intermediate Holding Companies and (d) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. Adjusted net income is calculated at the Operating Group level. For additional information regarding these reconciling adjustments, as well as reconciliations of segment total assets to consolidated total assets, please see the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report.

(2)	Interest income was $3.2 million, $2.6 million, $2.3 million, $1.9 million and $0.7 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $83.6 billion in AUM as of December 31, 2013. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than a quarter-century we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets. Our investment approach, based on the primacy of risk control, and the strong risk-adjusted performance record it has produced appeal to the many investors who seek attractive returns with less-than-commensurate risk. Oaktree's growth and success are byproducts of our proven investment approach and our policy of putting clients' interests first.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has more than doubled over the past decade, to over 2,000, including 75 of the 100 largest U.S. pension plans, 37 states in the United States, approximately 425 corporations, over 300 university, charitable and other endowments and foundations, 11 sovereign wealth funds and approximately 300 other non-U.S. institutional investors. We serve these clients with over 800 employees, including over 190 employee-owners, with offices in 16 cities across 12 countries, of which the largest offices are in Los Angeles (headquarters), London, New York and Hong Kong.
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income from the funds we manage and other funds and companies in which we invest. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund's liquidation period), drawn capital or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors' profits in most of the closed-end and evergreen funds. Investment income refers to the investment return on a mark-to-market basis or our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in other companies.
Business Environment and Developments
As a global investment manager, we are affected by myriad factors, including the condition of the economy and financial markets; the relative attractiveness of our investment strategies and investors' demand for them; and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and our revenue mix historically has allowed us to benefit from both strong and weak environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially Distressed Debt. Additionally, during weak financial markets there often is expanded availability of bargain investments for purchase, and our risk-controlled investment approach generally allows us to take maximum advantage of them. Conversely, the strong phase of the economic cycle generally increases the value of our investments and therefore the fees that are based on asset value, and creates favorable exit opportunities (and often incentive income). At the same time, however, this motivates us to be more restrained in sizing funds in distress-oriented strategies.
U.S. equity markets made big gains in 2013, on a continuation of both the economic recovery from the global financial crisis and the U.S. Federal Reserve's (the “Fed”) accommodative monetary policy. The economy's positive momentum prompted the Fed to announce in December that it would start tapering its asset-purchase stimulus program. The S&P 500 Index delivered a total return of 32.4% for the year, its biggest annual gain since 1997, ending 2013 at an all-time high. Interest rates moved higher on the strengthening economy and the Fed’s tapering, with the yield on the 10-year U.S. Treasury note rising from 1.8% at the start of 2013 to 3.0% by year end.

European equity markets gained on the region’s stabilizing economies, with the MSCI Europe Index up 21.7% for the year. Emerging market economies continued to lag those of developed markets over concern about the Fed’s tapering and decelerating growth in China and elsewhere.
We continued to harvest profitable investments during 2013, resulting in $12.0 billion of distributions by our Distressed Debt and other closed-end funds. Given the overall strength in the financing environment and elevated asset prices, attractive buying opportunities remained relatively scarce, particularly for our distress-oriented funds. While such scarcity of investment opportunities is typical for this strong phase of the economic cycle, attractive risk-adjusted opportunities exist in pockets of dislocation where traditional lenders have pulled back. These areas include middle-market companies in Europe, certain commercial real estate sectors and the shipping industry. We are capitalizing on these and other opportunities through our Real Estate, Distressed Debt, Mezzanine Finance and Principal Investing funds, as well as our newer funds and strategies, such as Strategic Credit, Real Estate Debt, Emerging Market Opportunities and European Private Debt.
The year's strong financial markets resulted in incentives created by 31 different funds across eight different investment strategies in 2013, and accrued incentives (fund level), net of associated incentive income compensation expense, of $1.2 billion as of December 31, 2013. However, the prospect of near-term realizations from the year-end 2013 net accrued incentives balance is considerably lower than was the case from the year-end 2012 balance entering 2013. Specifically, of the $1.2 billion in net accrued incentives (fund level) as of December 31, 2013, $494.0 million represented funds that as of that date were currently paying incentives, with the remainder arising from funds that, as of year-end 2013, had not yet reached the stage of their cash distribution waterfall where we are entitled to receive incentive income, other than tax-related incentive distributions. In contrast, as of December 31, 2012, the equivalent portion of net accrued incentives (fund level) that was paying incentives was $798.6 million.
Opps VIIb represented approximately four-fifths of the $494.0 million in net accrued incentives (fund level) as of December 31, 2013 attributable to funds currently paying incentives.  Historically, a closed-end fund’s incentive distributions tend to become more sporadic, lumpier and/or smaller in size, and its holdings tend to become more concentrated and less liquid, as it progresses through its liquidation phase, such as is now the case for Opps VIIb, which had an NAV of $3.3 billion as of year-end 2013, down from $5.6 billion as of year-end 2012. Between the $304.6 million decline in year-end net accrued incentives (fund level) attributable to funds currently paying incentives, the fact that approximately four-fifths of that smaller balance was represented by a fund whose incentive distributions would normally be expected to decline in frequency and/or size, and the particularly conducive nature of the financial markets in 2013 for realization activity, in 2014 we would expect significantly less net incentive income, and thus lower adjusted net income and distributable earnings, to arise from net accrued incentives (fund level) than was the case in 2013 from the year-end 2012 net accrued incentives (fund level) balance.
The year’s macroeconomic and financial market trends affected our open-end fund strategies in a number of ways. Continued low corporate default rates and institutional investors’ search for yield compressed yield spreads on high yield bonds versus U.S. Treasurys, boosting both returns and new issuance of high yield bonds. New issuance strengthened in the convertible securities market, spurred by higher equity prices and low but rising interest rates. We manage our capacity in strategies such as High Yield Bonds and Convertible Securities based on the size of the addressable market; thus, the level of new issuance affects our willingness to accept new client capital. Capacity is not yet an issue in most of our newer strategies, such as Senior Loans, an asset class involving floating-rate debt that benefited from both strong new issuance and interest from investors concerned about the prospect of increases in interest rates.
Fundraising activities in 2013 focused on a number of funds and strategies, including Real Estate, Senior Loans, Strategic Credit, European Private Debt, Emerging Markets Equities and Emerging Market Opportunities, as well as ongoing marketing of our open-end and evergreen funds. In 2013, we raised $12.5 billion of gross capital, marking our seventh consecutive year of raising approximately $10 billion or more and the highest ever in a year without a new Distressed Debt closed-end fund. The $12.5 billion of gross capital included capital commitments to Oaktree Real Estate Opportunities Fund VI, L.P., which reached $2.7 billion, more than double the capital of its predecessor fund. Strategic Credit, which seeks to achieve an attractive total return on an unleveraged basis by investing in stressed credits, reached $2.0 billion in AUM by the end of 2013. Capital commitments to the Emerging Market Opportunities and European Private Debt strategies collectively reached $1.7 billion by the end of 2013, while AUM in the Emerging Markets Equity strategy reached $1.0 billion. New clients and new products were key elements in our asset growth during 2013, as approximately 40% of the $12.5 billion of gross capital raised in 2013 was for strategies and investment products that did not exist three years earlier, and about one-third of the gross capital raised in 2013 was from clients new to Oaktree.
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
Understanding Our Results—Consolidation of Oaktree Funds
GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests. Consolidated funds consist of those funds in which we hold a general partner interest that gives us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separately managed accounts, represented 35% of our AUM as of December 31, 2013, and 26% and 10% of our segment management fees and segment revenues, respectively, for the year ended December 31, 2013.
We do not consolidate OCM/GFI Power Opportunities Fund II, L.P. (“Power Fund II”) because we do not control this fund through a majority voting interest or otherwise. Power Fund II has two general partners—one is an entity controlled by Oaktree and the other is an entity controlled by G3W Ventures LLC (formerly, GFI Energy

Ventures LLC), a third-party investment manager. The general partners have equal voting rights, consequently, neither general partner is deemed to individually control the fund.
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
The elimination of consolidated funds from our consolidated revenues means that going forward consolidated revenues are expected to be significantly impacted by fund flows and fluctuations in the market-value of our separately managed accounts, as well as the revenues earned from Power Fund II that we do not consolidate. Note 16 to our consolidated financial statements included elsewhere in this annual report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also include performance-based revenues earned from certain open-end and evergreen fund accounts. We also have the opportunity to earn incentive income from most of our closed-end and certain evergreen funds. Our closed-end funds generally provide that we receive incentive income only after our investors receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, provided the preferred return continues to be met, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third segment revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in third-party managed funds and companies. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” for a detailed discussion of the structure of our funds.
Expenses
Compensation and Benefits
Compensation and benefits reflects all compensation-related items not directly related to incentive income, investment income or the vesting of OCGH and Class A units, including salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, and liability-based awards subject to vesting and remeasurement at the end of each reporting period (“phantom equity plan expense”).
Equity-based Compensation
Equity-based compensation reflects the non-cash charge associated with both the OCGH units held by our Principals and employees at the time of the 2007 Private Offering and as a result of subsequent grants of Class A and OCGH units. Starting with the year ended December 31, 2007, the non-cash compensation expense for units held at the time of the 2007 Private Offering was charged equally over the five-year vesting period that ended January 2, 2012, based on the units’ value as of the 2007 Private Offering. The final $5.1 million of compensation expense relating to the 2007 Private Offering as of December 31, 2011 was recognized in the first quarter of 2012. The non-cash compensation expense for units granted between the 2007 Private Offering and our initial public offering is recognized in the consolidated financial statements but is not included in adjusted net income (please see “—Segment and Operating Metrics—Adjusted Net Income” below).  As of December 31, 2013, we had $75.0 million of unrecognized compensation expense related to unit grants subsequent to the 2007 Private Offering and before our initial public offering that we expect to recognize in our consolidated financial statements over their weighted average remaining vesting period of 4.8 years. As of December 31, 2013, there was an additional $25.5 million of unrecognized compensation expense related to unit grants subsequent to our initial public offering which, together with an additional $71.8 million of unrecognized compensation expense stemming from grants of Class A and OCGH units in January 2014, creates an aggregate $97.3 million of unrecognized compensation expense that we expect to recognize in both our consolidated financial statements and adjusted net income over these units’ weighted average vesting period of approximately 5.4 years, as shown below. These amounts are subject to increase as a result of future unit grants, and subject to change as a result of possible modifications to award terms or changes in estimated forfeiture rates.

Non-cash Charge to ANI from Equity-based Compensation	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Estimated charge from grants through January 2014	$19.4	$21.4	$21.5	$17.5	$5.8	$11.7	$97.3
Incentive Income Compensation
Incentive income compensation expense primarily includes compensation directly related to segment incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the segment incentive income, and secondarily includes compensation directly related to investment income. There is no fixed percentage for this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income is not meaningful because of the fact that most segment incentive income is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For a meaningful percentage relationship, please see “—Segment Analysis” below. Additionally, note 12 to our consolidated financial statements contains the estimated incentive income compensation expense related to accrued incentives (fund level).
General and Administrative
General and administrative expenses include costs related to occupancy, accountants, tax professionals, legal advisers, consultants, travel, communications and information services, foreign exchange activity and other general operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling redeemable interests in consolidated funds. Until April 2012, we operated as a private company. As we have incurred additional expenses associated with being a public company, general and administrative expenses have increased as compared with periods before we became a public company. Examples of such expenses include insurance for our directors and officers and costs to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Act and the Sarbanes-Oxley Act.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, and leasehold improvements. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three-to-five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.
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
Investment Income
Investment income represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in third-party managed funds and companies.

Other Income (Expense), Net
Other income (expense), net primarily reflects the settlement of an arbitration award we received relating to a former Principal and portfolio manager of our real estate group who left us in 2005. Additionally, the year ended December 31, 2012 included a reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering, the write-off of unamortized debt issuance costs related to the refinancing of our credit facility and the write-off of certain receivables related to a former corporate investment.
Income Taxes
Oaktree is a publicly traded partnership that meets the qualifying income exception, allowing it to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which are two of our five Intermediate Holding Companies and wholly owned subsidiaries, are subject to U.S. federal and state income taxes. The remainder of Oaktree’s income is generally not subject to corporate-level taxation.
Oaktree’s effective tax rate is directly impacted by the proportion of Oaktree’s income subject to tax compared to income not subject to tax. Oaktree’s non-U.S. income or loss before taxes is generally not significant in relation to total pre-tax income or loss and is generally more predictable because, unlike U.S. pre-tax income, it is not significantly impacted by unrealized gains or losses. Non-U.S. tax expense typically comprises a disproportionately large percentage of total income tax expense because nearly all of our non-U.S. income or loss is subject to corporate-level income tax, whereas a substantial portion of our U.S. income or loss is not subject to corporate-level taxes. In addition, changes in the proportion of non-U.S. pre-tax income to total pre-tax income impact Oaktree’s effective tax rate to the extent non-U.S. rates differ from the combined U.S. federal and state tax rate.
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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes, (c) other income or expenses applicable to OCG or its Intermediate Holding Companies and (d) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and inclusion of non-cash equity-based compensation charges related to unit grants made after our initial public offering will likely make our calculation of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures of other asset managers.
We calculate adjusted net income-OCG, or adjusted net income per Class A unit, a non-GAAP measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Oaktree Operating Group income taxes attributable to OCG. Two of our Intermediate Holding Companies incur U.S. federal and state income taxes for their share of Operating Group income. Generally, those two corporate entities hold an interest in the Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings generally have been subject to corporate-level taxation, and most of our incentive income and investment income generally has not been subject to corporate-level taxation. Thus, the blended effective tax rate has generally tended to be higher to the extent that fee-related earnings represented a larger proportion of our ANI. Myriad other factors affect income tax expense and the effective tax rate, and there can be no assurance that this historical relationship will continue going forward.
Distributable Earnings
Distributable earnings is a non-GAAP performance measure derived from our segment results that we use to measure our earnings at the Operating Group level without the effects of the consolidated funds for the purpose of, among other things, assisting in the determination of equity distributions from the Operating Group. However, the declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time.
In accordance with GAAP, certain of our funds are consolidated into our consolidated financial statements, notwithstanding the fact that we typically have only a minority economic interest in these funds. Consequently, our consolidated financial statements reflect the results of our consolidated funds on a gross basis. In addition, our segment results include investment income (loss), which under the equity method of accounting represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in third-party managed funds and companies, and which is largely non-cash in nature. By excluding the results of our consolidated funds and segment investment income or loss, which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, as well as distributions from our investments in companies, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
Distributable earnings differs from ANI in that it excludes segment investment income or loss and includes the receipt of investment income or loss from distributions by our investments in funds and companies. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and, beginning in 2013, excludes non-cash equity-based compensation charges related to unit grants made after our initial public offering. In contrast to the GAAP measure of net income or loss attributable to OCG, distributable earnings also excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes and expenses that OCG or its Intermediate Holding Companies bear directly and (c) the adjustment for the OCGH non-controlling interest.
Distributable earnings-OCG, or distributable earnings per Class A unit, is a non-GAAP measure calculated to provide Class A unitholders with a measure that shows the portion of distributable earnings attributable to their ownership. Distributable earnings-OCG represents distributable earnings including the effect of (a) OCGH non-controlling interest, (b) expenses, such as current income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) amounts payable under the tax receivable agreement. The income tax expense included in distributable earnings-OCG represents the implied current provision for income taxes calculated using an approach similar to that which is used in calculating the income tax provision for adjusted net income-OCG.
Fee-related Earnings
Fee-related earnings is a non-GAAP measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense and, beginning with the fourth quarter of 2013 (with retrospective application), non-cash equity-based compensation charges related to unit grants made after our initial public offering. All prior periods have been recast to retroactively reflect this change. Fee-related earnings is considered baseline because it applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though a significant portion of those expenses is attributable to incentive and investment income. Fee-related earnings is presented before income taxes.
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

Among other factors, the exclusion of non-cash equity-based compensation charges related to unit grants made after our initial public offering may make our calculations of fee-related earnings and fee-related earnings-OCG not directly comparable to similarly named measures of other asset managers.
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

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and reflects the AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital or drawn capital during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds pay management fees based on their NAV.

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

Accrued Incentives (Fund Level)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as segment incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals.
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
Incentives Created (Fund Level)
Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among other factors. In addition to incentive income compensation expense, the magnitude of the annual cash bonus pool is indirectly affected by the level of incentive income, net of its associated incentive income compensation expense. The total charge related to the annual cash bonus pool, including the portion attributable to our incentive income, is reflected in the financial statement line item “compensation and benefits.”
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the limited partner investors’ profits, subject to an annual preferred return of typically 8%. Although GAAP allows the equivalent of incentives created (fund level) to be recognized as revenue by us under Method 2, we follow the Method 1 approach offered by GAAP. Our use of Method 1 reduces by a substantial degree the possibility that revenue recognized by us would be reversed in a subsequent period. For purposes of adjusted net income and distributable earnings, we recognize incentive income when the underlying fund distributions are known or knowable as of the respective quarter end, as opposed to the fixed or determinable standard of Method 1. We track incentives created (fund level) because it provides an indication of the value for us currently being created by our investment activities and facilitates comparability with those companies in our industry that utilize the alternative accrual-based Method 2 for recognizing incentive income in their financial statements.
Uncalled Capital Commitments
Uncalled capital commitments represent undrawn capital commitments by partners (including Oaktree as general partner) of our closed-end funds in their investment periods and certain evergreen funds. If a closed-end fund distributes capital during its investment period, that capital is typically subject to possible recall, in which case it is included in uncalled capital commitments.
Consolidated Results of Operations
The following table sets forth our audited consolidated results of operations:

	Year Ended December 31,
	2013	2012	2011

	(in thousands)
Consolidated Statement of Operations:
Revenues:
Management fees	$192,605	$134,568	$140,715
Incentive income	2,317	10,415	15,055
Total revenues	194,922	144,983	155,770
Expenses:
Compensation and benefits	(365,696)	(330,018)	(308,194)
Equity-based compensation	(28,441)	(36,342)	(948,746)
Incentive income compensation	(482,551)	(222,594)	(179,234)
Total compensation and benefits expense	(876,688)	(588,954)	(1,436,174)
General and administrative	(114,404)	(101,417)	(97,034)
Depreciation and amortization	(7,119)	(7,397)	(6,583)
Consolidated fund expenses	(108,851)	(92,835)	(105,073)
Total expenses	(1,107,062)	(790,603)	(1,644,864)
Other income (loss):
Interest expense	(61,160)	(45,773)	(50,943)
Interest and dividend income	1,806,361	1,966,317	2,565,630
Net realized gain on consolidated funds’ investments	3,503,998	4,560,782	1,744,135
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	1,843,469	835,160	(3,064,676)
Investment income	56,027	25,382	8,600
Other income (expense), net	409	7,027	(1,209)
Total other income	7,149,104	7,348,895	1,201,537
Income (loss) before income taxes	6,236,964	6,703,275	(287,557)
Income taxes	(26,232)	(30,858)	(21,088)
Net income (loss)	6,210,732	6,672,417	(308,645)
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(5,163,939)	(6,016,342)	(233,573)
Net (income) loss attributable to OCGH non-controlling interest in consolidated subsidiaries	(824,795)	(548,265)	446,246
Net income (loss) attributable to Oaktree Capital Group, LLC	$221,998	$107,810	$(95,972)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues
Management Fees
Management fees increased $58.0 million, or 43.1%, to $192.6 million for the year ended December 31, 2013, from $134.6 million for the year ended December 31, 2012. The increase reflected $21.0 million in higher fees earned across our High Yield Bond, Convertible Securities, Senior Loan and Strategic Credit strategies, and $37.0 million in greater advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds' investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income decreased $8.1 million, or 77.9%, to $2.3 million for the year ended December 31, 2013, from $10.4 million for the year ended December 31, 2012, primarily reflecting lower incentive income from the unconsolidated Power Fund II and a separately managed account.
Expenses
Compensation and Benefits
Compensation and benefits increased $35.7 million, or 10.8%, to $365.7 million for the year ended December 31, 2013, from $330.0 million for the year ended December 31, 2012, primarily reflecting growth in headcount of 11% between December 31, 2012 and December 31, 2013. Additionally, 2013 and 2012 included $6.5 million and $2.3 million, respectively, of phantom equity plan expense, stemming from each period's equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense decreased $7.9 million, or 21.8%, to $28.4 million for the year ended December 31, 2013, from $36.3 million for the year ended December 31, 2012. The decline primarily reflected the final vesting on January 2, 2012 of OCGH units held by our Principals and employees at the time of the 2007 Private Offering.
Incentive Income Compensation
Incentive income compensation expense increased $260.0 million, or 116.8%, to $482.6 million for the year ended December 31, 2013, from $222.6 million for the year ended December 31, 2012. The percentage increase was smaller than the 123.4% increase in segment incentive income, principally because in 2011 we acquired and expensed a small portion of certain investment professionals' carried interest in Opps VIIb. If that transaction had not occurred, total incentive income compensation expense would have been higher by an estimated $50.1 million for 2013 and unchanged for 2012.
General and Administrative
General and administrative expenses increased $13.0 million, or 12.8%, to $114.4 million for the year ended December 31, 2013, from $101.4 million for the year ended December 31, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in nonrecurring costs associated with our initial public offering that were incurred in 2012, general and administrative expenses increased $21.3 million, or 21.8%, to $119.1 million in 2013 from $97.8 million in 2012. The increase reflected $1.8 million of placement fees incurred in 2013 for Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”), as compared with none in 2012, as well as higher professional fees and other costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Consolidated Fund Expenses
Consolidated fund expenses increased $16.1 million, or 17.3%, to $108.9 million for the year ended December 31, 2013, from $92.8 million for the year ended December 31, 2012. The increase reflected costs incurred in 2013 that were associated with the new Opps IX, and higher professional fees and other costs.

Other Income (Loss)
Interest Expense
Interest expense increased $15.4 million, or 33.6%, to $61.2 million for the year ended December 31, 2013, from $45.8 million for the year ended December 31, 2012, reflecting a $17.9 million increase in aggregate interest expense from our consolidated funds, partially offset by $2.5 million in lower interest expense related to Oaktree and its operating subsidiaries from less debt and lower borrowing costs on our credit facility.
Interest and Dividend Income
Interest and dividend income decreased $159.9 million, or 8.1%, to $1,806.4 million for the year ended December 31, 2013, from $1,966.3 million for the year ended December 31, 2012, attributable entirely to our consolidated funds. Among the consolidated funds, large portfolio realizations caused Distressed Debt funds to have an aggregate $379.0 million in lower interest and dividend income, while Control Investing funds and the new Oaktree Enhanced Income Fund, L.P. (“EIF”) generated higher interest and dividend income of $144.2 million and $73.5 million, respectively.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $1,056.8 million, or 23.2%, to $3,504.0 million for the year ended December 31, 2013, from $4,560.8 million for the year ended December 31, 2012. Of the $3,504.0 million net realized gain in 2013, $2,012.8 million was attributable to Distressed Debt funds, including $859.8 million from Opps VIIb, $1,136.1 million to Control Investing funds and $205.8 million to Real Estate funds. Of the $4,560.8 million net realized gain in 2012, $3,189.3 million was attributable to Distressed Debt funds, including $1,890.2 million from Opps VIIb, $926.3 million to Control Investing funds and $286.6 million to Real Estate funds.
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
The net change in unrealized appreciation on consolidated funds’ investments increased $1,008.3 million, or 120.7%, to $1,843.5 million for the year ended December 31, 2013, from $835.2 million for the year ended December 31, 2012. Excluding the $1,056.8 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments decreased $48.5 million, to $5,347.5 million for the year ended December 31, 2013, from $5,396.0 million for the year ended December 31, 2012. Of the $5,347.5 million net gain in 2013, $3,186.5 million was attributable to Distressed Debt funds, including $807.0 million from Opps VIIb. Of the remaining $2,161.0 million net gain, $1,522.7 million was attributable to Control Investing funds and $399.1 million to Real Estate funds. Of the $5,396.0 million net gain in 2012, $3,446.5 million was attributable to Distressed Debt funds, including $1,499.5 million from Opps VIIb. Of the remaining $1,949.5 million net gain, $894.3 million was attributable to Control Investing funds, $557.5 million to Real Estate funds and $285.0 million to the High Yield Bond strategy.
Investment Income
Investment income increased $30.6 million, or 120.5%, to $56.0 million for the year ended December 31, 2013, from $25.4 million for the year ended December 31, 2012, reflecting $17.1 million of market-value gains on our recent minority equity investment in China Cinda Asset Management Co., Ltd. (“Cinda”) and $8.5 million of higher income from DoubleLine, which increased to $31.4 million in 2013 from $22.9 million in 2012. The remainder was primarily attributable to gains associated with other corporate investment activities. Our investment income from DoubleLine in 2013 and 2012 included $3.4 million and $8.0 million, respectively, for our share of its performance fees.
Other Income (Expense), Net
Other income (expense), net decreased to income of $0.4 million for the year ended December 31, 2013, from income of $7.0 million for the year ended December 31, 2012. The 2013 income of $0.4 million reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former Principal and portfolio manager of our real estate group who left in 2005. The 2012 income of $7.0 million included a $6.3 million reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering. The remaining 2012 income of $0.7 million primarily reflected the net effect of $3.1 million of income attributable to the sale of a real estate property and other proceeds received as part of the 2010 arbitration award, a $0.8 million write-off of unamortized debt issuance costs associated with the refinancing of our credit facility and a $1.7 million write-off of certain receivables related to a former corporate investment.

Income Taxes
Income taxes decreased $4.7 million, or 15.2%, to $26.2 million for the year ended December 31, 2013, from $30.9 million for the year ended December 31, 2012.  This expense declined, despite an increase in income before income taxes related to Class A unitholders, as a result of a year-over-year decrease in the effective tax rate related to Class A unitholders and the fact that 2012 included a nonrecurring tax expense of $7.1 million stemming from a remeasurement of deferred tax assets. The effective tax rate related to Class A unitholders for 2013 was 9%. The effective tax rate related to Class A unitholders for 2012 was 15% without the $7.1 million nonrecurring tax expense and 19% with it. The effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year's income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $114.2 million, or 105.9%, to $222.0 million for the year ended December 31, 2013, from $107.8 million for the year ended December 31, 2012. The increase reflected higher segment revenues, partially offset by higher segment expenses, and a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.
Net Income Attributable to Non-controlling Redeemable Interests in Consolidated Funds
Net income attributable to non-controlling redeemable interests in consolidated funds decreased $852.4 million, to $5,163.9 million for the year ended December 31, 2013, from $6,016.3 million for the year ended December 31, 2012, reflecting both lower interest and dividend income and net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.
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
Incentive Income
Incentive income decreased $4.7 million, or 31.1%, to $10.4 million for the year ended December 31, 2012, from $15.1 million for the year ended December 31, 2011, reflecting lower incentive income from the unconsolidated Power Fund II, partially offset by higher incentive income from a separately managed account.
Expenses
Compensation and Benefits
Compensation and benefits increased $21.8 million, or 7.1%, to $330.0 million for the year ended December 31, 2012, from $308.2 million for the year ended December 31, 2011, primarily reflecting growth in headcount of 11% between December 31, 2011 and December 31, 2012. Additionally, 2012 and 2011 included $2.3 million and $7.3 million, respectively, of phantom equity plan expense, stemming from each period's equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense decreased $912.4 million, or 96.2%, to $36.3 million for the year ended December 31, 2012, from $948.7 million for the year ended December 31, 2011. The decline primarily reflected the final vesting on January 2, 2012 of OCGH units held by our Principals and employees at the time of the 2007 Private Offering.

Incentive Income Compensation
Incentive income compensation expense increased $43.4 million, or 24.2%, to $222.6 million for the year ended December 31, 2012, from $179.2 million for the year ended December 31, 2011. Included in 2011’s incentive income compensation expense was a charge of $55.5 million, reflecting the acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb. Excluding the impact of that transaction, incentive income compensation expense increased $98.9 million, or 80.0%, principally as a result of the 51.7% increase in segment incentive income, as well as differences in the compensation percentages among the funds that generated such segment incentive income for the two periods.
General and Administrative
General and administrative expenses increased $4.4 million, or 4.5%, to $101.4 million for the year ended December 31, 2012, from $97.0 million for the year ended December 31, 2011. Excluding the impact of foreign currency-related items, as well as $2.1 million and $7.4 million in nonrecurring costs associated with our initial public offering in 2012 and 2011, respectively, general and administrative expenses increased $9.7 million, or 11.0%, to $97.8 million from $88.1 million. The increase reflected higher costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Consolidated Fund Expenses
Consolidated fund expenses decreased $12.3 million, or 11.7%, to $92.8 million for the year ended December 31, 2012, from $105.1 million for the year ended December 31, 2011. The decrease primarily reflected lower professional fees and administrative costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense decreased $5.1 million, or 10.0%, to $45.8 million for the year ended December 31, 2012, from $50.9 million for the year ended December 31, 2011, reflecting a $3.3 million decline in aggregate interest expense from our consolidated funds and a $1.8 million decrease related to Oaktree and its operating subsidiaries from less debt.
Interest and Dividend Income
Interest and dividend income decreased $599.3 million, or 23.4%, to $1,966.3 million for the year ended December 31, 2012, from $2,565.6 million for the year ended December 31, 2011. The decrease reflected a $599.6 million decline in interest and dividend income related to the consolidated funds. Included in 2011 was $454.9 million of aggregate income attributable to (a) a restructured evergreen fund and (b) a large dividend that resulted from the recapitalization of a portfolio company. Excluding these 2011 items, interest and dividend income for the consolidated funds decreased $144.4 million, largely due to lower interest and dividend income from Distressed Debt funds.
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
Investment Income
Investment income increased $16.8 million, or 195.3%, to $25.4 million for the year ended December 31, 2012, from $8.6 million for the year ended December 31, 2011, reflecting $21.1 million of higher income from DoubleLine, which increased to $22.9 million in 2012 from $1.8 million in 2011. The increase was partially offset by $3.6 million of larger losses associated with a former corporate investment and $1.9 million of lower income from unconsolidated Power Fund II. Our investment income from DoubleLine in 2012 and 2011 included $8.0 million and $2.2 million, respectively, for our share of its performance fees.
Other Income (Expense), Net
Other income (expense), net increased to income of $7.0 million for the year ended December 31, 2012, from expense of $1.2 million for the year ended December 31, 2011. The income of $7.0 million in 2012 included a $6.3 million reduction to the tax receivable agreement liability as a result of a remeasurement of the deferred tax asset associated with the 2007 Private Offering. The remainder reflected $3.1 million of income attributable to the sale of a real estate property and other proceeds received as part of an arbitration award in 2010 related to a former Principal and portfolio manager of our real estate group who left us in 2005, a $0.8 million write-off of unamortized debt issuance costs associated with the refinancing of our credit facility and a $1.7 million write-off of certain receivables related to a former corporate investment. The expense of $1.2 million in 2011 reflected an adjustment to the carrying value of one of the properties received as part of the 2010 arbitration award.
Income Taxes
Income taxes increased $9.8 million, or 46.4%, to $30.9 million for the year ended December 31, 2012, from $21.1 million for the year ended December 31, 2011. The increase in taxes was due to an increase in income attributable to Class A unitholders in 2012 as compared to 2011, as well as a nonrecurring tax expense of $7.1 million in 2012 stemming from a remeasurement of our deferred tax assets. The effective tax rate related to Class A unitholders for 2012 was 15%, without the $7.1 million nonrecurring tax expense, and 19% with it. The effective tax rate related to Class A unitholders for 2011 was 26%. The effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income (Loss) Attributable to Oaktree Capital Group, LLC
Net income (loss) attributable to Oaktree Capital Group, LLC increased $203.8 million, to net income of $107.8 million for the year ended December 31, 2012, from a net loss of $96.0 million for the year ended December 31, 2011. The increase resulted primarily from lower equity-based compensation expense and higher segment revenues, partially offset by higher segment expenses. The decline in equity-based compensation expense primarily reflected the final vesting on January 2, 2012 of OCGH units held by our Principals and employees at the time of the 2007 Private Offering.
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

Segment Financial Data
The following table presents segment financial data:

	As of or for the Year Ended December 31,
Segment Statements of Operations Data: (1)	2013	2012	2011
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$749,901	$747,440	$724,321
Incentive income	1,030,195	461,116	303,963
Investment income	258,654	202,392	23,763
Total revenues	2,038,750	1,410,948	1,052,047
Expenses:
Compensation and benefits	(365,306)	(329,741)	(308,115)
Equity-based compensation	(3,828)	(318)	—
Incentive income compensation	(436,217)	(222,594)	(179,234)
General and administrative	(117,361)	(102,685)	(94,655)
Depreciation and amortization	(7,119)	(7,397)	(6,583)
Total expenses	(929,831)	(662,735)	(588,587)
Adjusted net income before interest and other income (expense)	1,108,919	748,213	463,460
Interest expense, net of interest income (2)	(28,621)	(31,730)	(33,867)
Other income (expense), net	409	767	(1,209)
Adjusted net income	$1,080,707	$717,250	$428,384
Adjusted net income-OCG	$223,113	$114,395	$48,777
Adjusted net income per Class A unit	6.38	4.06	2.15
Distributable earnings	984,266	672,181	488,535
Distributable earnings-OCG	203,595	107,678	59,446
Distributable earnings per Class A unit	5.82	3.82	2.62
Fee-related earnings (3)	260,115	307,617	314,968
Fee-related earnings-OCG (3)	50,122	45,646	33,397
Fee-related earnings per Class A unit	1.43	1.62	1.47
Weighted average number of Operating Group units outstanding	150,971	150,539	148,633
Weighted average number of Class A units outstanding	34,979	28,170	22,677
Operating Metrics:
Assets under management (in millions):
Assets under management	$83,605	$77,051	$74,857
Management fee-generating assets under management	71,950	66,784	66,964
Incentive-creating assets under management	32,379	33,989	36,155
Uncalled capital commitments	13,169	11,201	11,201
Accrued incentives (fund level):
Incentives created (fund level)	1,168,836	911,947	(75,916)
Incentives created (fund level), net of associated incentive income compensation expense	549,545	493,005	(14,143)
Accrued incentives (fund level)	2,276,439	2,137,798	1,686,967
Accrued incentives (fund level), net of associated incentive income compensation expense	1,235,226	1,282,194	1,027,711

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes, (c) other income or expenses applicable to OCG or its Intermediate Holding Companies and (d) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $3.2 million, $2.6 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)
Beginning with this reporting period, the definition of fee-related earnings has been modified to exclude non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. All prior periods have been recast to reflect this change retroactively. Those non-cash compensation charges amounted to $3.8 million, or $0.03 per Class A unit, for 2013 and $0.3 million, or less than $0.01 per Class A unit, for 2012. There was no impact to 2011.

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
Assets Under Management
AUM is set forth below:

	As of December 31,
	2013	2012	2011
	(in millions)
Assets Under Management:
Closed-end funds	$46,685	$45,700	$47,425
Open-end funds	32,868	29,092	25,042
Evergreen funds	4,052	2,259	2,390
Total	$83,605	$77,051	$74,857
The change in AUM is set forth below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Change in Assets Under Management:
Beginning balance	$77,051	$74,857	$82,672
Closed-end funds:
New capital commitments	5,496	6,456	5,734
Distributions for a realization event/other	(12,029)	(12,663)	(10,547)
Uncalled capital commitments at end of investment period	—	(1,634)	(1,227)
Foreign currency translation	269	99	(260)
Change in market value (1)	5,837	5,810	394
Change in applicable leverage	1,412	207	(50)
Open-end funds:
Contributions	5,276	4,394	3,702
Redemptions	(4,292)	(3,869)	(5,039)
Foreign currency translation	108	65	(93)
Change in market value (1)	2,684	3,460	350
Evergreen funds:
Contributions or new capital commitments	1,739	140	345
Redemptions	(272)	(548)	(531)
Distributions from restructured funds	(49)	(57)	(537)
Foreign currency translation	4	1	20
Change in market value (1)	371	333	(76)
Ending balance	$83,605	$77,051	$74,857

(1)	Change in market value represents the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses.

Management Fee-generating Assets Under Management
Management fee-generating AUM is set forth below:

	As of December 31,
	2013	2012	2011
	(in millions)
Management Fee-generating Assets Under Management:
Closed-end funds	$36,422	$35,750	$39,867
Open-end funds	32,830	29,056	25,025
Evergreen funds	2,698	1,978	2,072
Total	$71,950	$66,784	$66,964
The change in management fee-generating AUM is set forth below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Change in Management Fee-generating Assets Under Management:
Beginning balance	$66,784	$66,964	$66,175
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital	6,597	486	7,997
Capital drawn by funds that pay fees based on drawn capital or NAV	1,835	968	1,034
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (1)	(8,222)	(5,457)	(4,285)
Change in fee basis from committed capital to drawn capital	—	—	(978)
Uncalled capital commitments at end of investment period for funds that pay fees based on committed capital	(664)	(57)	(1,066)
Distributions by funds that pay fees based on NAV	(325)	(512)	(460)
Foreign currency translation	196	148	(23)
Change in market value (2)	(1)	125	(12)
Change in applicable leverage	1,256	182	(50)
Open-end funds:
Contributions	5,276	4,380	3,701
Redemptions	(4,292)	(3,869)	(5,039)
Foreign currency translation	108	65	(93)
Change in market value	2,682	3,455	351
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	660	140	345
Redemptions	(272)	(548)	(527)
Change in market value	332	314	(106)
Ending balance	$71,950	$66,784	$66,964

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

(2)	The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable.

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of December 31,
	2013	2012	2011
	(in millions)
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:
Assets under management	$83,605	$77,051	$74,857
Difference between assets under management and committed capital or cost basis for most closed-end funds (1)	(6,311)	(3,164)	(4,031)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(693)	(5,016)	(85)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(2,625)	(584)	(1,981)
Oaktree’s general partner investments in management fee-generating funds	(1,371)	(1,041)	(1,052)
Closed-end funds that are no longer paying management fees	(461)	(231)	(472)
Funds for which management fees were permanently waived	(194)	(231)	(272)
Management fee-generating assets under management	$71,950	$66,784	$66,964

(1)	Not applicable to closed-end funds that pay management fees based on NAV or leverage, as applicable.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below, and reflect the applicable contractual fee rates, exclusive of the impact of special items such as retroactive management fees and the collection of deferred contingent management fees.

	As of December 31,
	2013	2012	2011
Weighted Average Annual Management Fee Rates:
Closed-end funds	1.48%	1.51%	1.48%
Open-end funds	0.47	0.49	0.47
Evergreen funds	1.63	1.82	1.79
Overall	1.02	1.07	1.11

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below:

	As of December 31,
	2013	2012	2011
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$30,362	$32,058	$34,062
Evergreen funds	2,017	1,931	2,093
Total	$32,379	$33,989	$36,155
As of December 31, 2013, 2012 and 2011, the portion of incentive-creating AUM generating incentives at the fund level was $29.6 billion, $25.6 billion and $17.7 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.
Year Ended December 31, 2013
AUM increased $6.5 billion, or 8.4%, from $77.1 billion as of December 31, 2012, to $83.6 billion as of December 31, 2013. The increase reflected $8.9 billion of market-value gains, $8.5 billion of new capital commitments and fee-generating leverage, and $1.0 billion of net inflows to open-end funds, partially offset by $12.0 billion of distributions to closed-end fund investors. The $8.5 billion of new capital commitments and fee-generating leverage included $2.4 billion to ROF VI, $1.7 billion to EIF, $1.4 billion to the Strategic Credit strategy, $0.9 billion to the European Private Debt strategy and $0.8 billion to the Emerging Market Opportunities strategy. Of the $12.0 billion of distributions to closed-end fund investors, $3.2 billion was attributable to Opps VIIb, $3.8 billion to other Distressed Debt funds, $3.4 billion to Principal Investing funds and $1.2 billion to Real Estate funds.
Management fee-generating AUM increased $5.2 billion, or 7.8%, from $66.8 billion as of December 31, 2012, to $72.0 billion as of December 31, 2013, reflecting $6.6 billion from the start of Opps IX's investment period on January 1, 2014 and new capital commitments to ROF VI, $3.1 billion from fee-generating leverage and drawdowns by closed-end funds on which management fees are based on drawn capital or NAV, $3.0 billion from market-value gains in funds for which management fees are based on NAV, and $1.0 billion from net inflows to open-end funds. Partially offsetting those increases was an $8.2 billion decline from asset sales by closed-end funds in liquidation, of which Opps VIIb accounted for $2.8 billion.
Incentive-creating AUM decreased $1.6 billion, or 4.7%, from $34.0 billion as of December 31, 2012, to $32.4 billion as of December 31, 2013. The decrease resulted from the net effect of $12.1 billion in distributions by closed-end funds, $5.9 billion in market-value gains in closed-end and evergreen funds, and $4.7 billion in drawdowns by closed-end funds.
Year Ended December 31, 2012
AUM increased $2.2 billion, or 2.9%, from $74.9 billion as of December 31, 2011, to $77.1 billion as of December 31, 2012. The increase was primarily attributable to $9.6 billion in market-value gains and $6.5 billion in new capital commitments, including $5.0 billion for Opps IX. These increases were partially offset by $12.7 billion in distributions by closed-end funds and $1.6 billion in aggregate uncalled capital commitments across closed-end funds reaching the end of their investment periods. Opps VIIb accounted for $5.7 billion of the $12.7 billion in aggregate distributions. Of the $1.6 billion in uncalled capital commitments, $1.2 billion was attributable to PPIP. Net inflows across open-end funds contributed $0.5 billion to the overall increase, driven by $1.0 billion in net inflows to U.S. High Yield Bonds.
Management fee-generating AUM decreased $0.2 billion, or 0.3%, from $67.0 billion as of December 31, 2011, to $66.8 billion as of December 31, 2012. The decrease reflected a $5.5 billion decline attributable to asset sales by closed-end funds in liquidation, largely offset by $3.9 billion in market-value gains in funds for which management fees are based on NAV and $1.0 billion from closings for Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”) and ROF VI and drawdowns by PPIP and EIF, including leverage. Opps VIIb accounted for $2.6 billion of the $5.5 billion decline from asset sales by closed-end funds in liquidation.
Incentive-creating AUM decreased $2.2 billion, or 6.1%, from $36.2 billion as of December 31, 2011, to $34.0 billion as of December 31, 2012. The decrease reflected $12.1 billion in distributions by closed-end funds, partially offset by $5.4 billion in market-value gains and $4.5 billion in drawn capital. Opps VIIb represented $5.5 billion of the $12.1 billion in distributions.
Year Ended December 31, 2011
AUM decreased $7.8 billion, or 9.4%, from $82.7 billion as of December 31, 2010, to $74.9 billion as of December 31, 2011. The decrease was primarily attributable to $6.0 billion in net outflows by closed-end funds, reflecting $10.5 billion of distributions and $1.2 billion of uncalled capital commitments at the end of the respective funds’ investment periods, partially offset by $5.7 billion in new capital commitments. Opps VIIb, which commenced its liquidation period in May 2011, accounted for $8.0 billion of the $11.7 billion in aggregate distributions and uncalled capital commitments. Of the $5.7 billion in new capital commitments, $3.9 billion was attributable to Oaktree European Principal Fund III, L.P. (“EPF III”) and $1.0 billion to ROF V. In a year of generally negative performance by most major financial markets, aggregate market-value gains contributed $668 million. For open-end funds, AUM decreased by $1.1 billion, reflecting net outflows of $1.3 billion, principally in our Corporate Debt and Convertible Securities asset classes. For evergreen funds, AUM decreased by $0.8 billion, reflecting $0.5 billion of distributions from certain restructured evergreen funds and net outflows of $0.2 billion from the two active evergreen funds.
Management fee-generating AUM increased $0.8 billion, or 1.2%, from $66.2 billion as of December 31, 2010, to $67.0 billion as of December 31, 2011. The increase reflected the net effect of $8.0 billion in new capital commitments, $1.0 billion in drawdowns for closed-end funds on which management fees are based on drawn capital or NAV, $5.8 billion of declines from asset sales by closed-end funds in liquidation and $1.5 billion in net outflows across open-end and evergreen funds. Of the $8.0 billion in new capital commitments, EPF III, Opps VIIIb and ROF V accounted for $4.0 billion, $2.6 billion and $1.0 billion, respectively. Of the $5.8 billion of declines from asset sales by closed-end funds in liquidation, Opps VIIb accounted for $3.1 billion. Management fee-generating AUM for open-end funds fell $1.1 billion, reflecting $1.3 billion of net outflows, partially offset by $0.4 billion of market-value gains. For evergreen funds, management fee-generating AUM fell $0.3 billion, reflecting $0.1 billion of net market depreciation and $0.2 billion of net outflows from the two active evergreen funds.
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
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level) for the periods presented are set forth below.

	As of or for the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$2,137,798	$1,686,967	$2,066,846
Incentives created (fund level):
Closed-end funds	1,114,088	869,557	(81,216)
Evergreen funds	54,748	42,390	5,300
Total incentives created (fund level)	1,168,836	911,947	(75,916)
Less: segment incentive income recognized by us	(1,030,195)	(461,116)	(303,963)
Ending balance	$2,276,439	$2,137,798	$1,686,967
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,235,226	$1,282,194	$1,027,711

Of the accrued incentives (fund level), net of associated incentive income compensation expense, as of December 31, 2013, 2012 and 2011, the portion represented by funds that were currently paying incentives as of the respective year end amounted to $494.0 million, $798.6 million and $102.9 million, respectively, with the remainder arising from funds that as of that date had not yet reached the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than tax-related distributions.
As of December 31, 2013, 83% of the net accrued incentives (fund level) were in funds in their liquidation period, and 53% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair value hierarchy level established by GAAP.
Year Ended December 31, 2013
Incentives created (fund level) amounted to $1.2 billion for the year ended December 31, 2013, reflecting the 91.3% share of our year-end incentive-creating AUM that was creating incentives as of December 31, 2013 and the period's investment returns. The $1.2 billion of incentives created (fund level) included $733.0 million from Distressed Debt funds, of which the largest was Opps VIII at $196.5 million, and $318.6 million from Control Investing funds.
Year Ended December 31, 2012
Incentives created (fund level) amounted to $911.9 million for the year ended December 31, 2012, reflecting the period's investment returns amid rising financial markets and the 75.3% share of our year-end incentive-creating AUM that was creating incentives. Of the $911.9 million, $351.1 million was attributable to Opps VIIb, $374.6 million to other closed-end Distressed Debt funds and $117.8 million to Real Estate funds.
Year Ended December 31, 2011
Incentives created (fund level) amounted to negative $75.9 million for the year ended December 31, 2011, reflecting the sharp decline in financial markets in the third quarter of 2011, and the 48.9% share of our year-end incentive-creating AUM that was creating incentives. The largest negative contributors were OCM European Principal Opportunities Fund II, L.P. at negative $71.4 million and Opps VIII at negative $50.3 million. The largest single positive contributor was Opps VIIb, at $39.1 million.
Uncalled Capital Commitments
As of December 31, 2013, 2012 and 2011, uncalled capital commitments were $13.2 billion, $11.2 billion and $11.2 billion, respectively.

Segment Analysis
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our consolidated results of operations, please see “—Distributable Earnings” and “—Fee-related Earnings” below and the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG.
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2013	2012		2011
	(in thousands, except per unit data)
Revenues:
Management fees	$749,901	$747,440		$724,321
Incentive income	1,030,195	461,116		303,963
Investment income	258,654	202,392		23,763
Total revenues	2,038,750	1,410,948		1,052,047
Expenses:
Compensation and benefits	(365,306)	(329,741)		(308,115)
Equity-based compensation	(3,828)	(318)		—
Incentive income compensation	(436,217)	(222,594)		(179,234)
General and administrative	(117,361)	(102,685)		(94,655)
Depreciation and amortization	(7,119)	(7,397)		(6,583)
Total expenses	(929,831)	(662,735)		(588,587)
Adjusted net income before interest and other income (expense)	1,108,919	748,213		463,460
Interest expense, net of interest income	(28,621)	(31,730)		(33,867)
Other income (expense), net	409	767		(1,209)
Adjusted net income	1,080,707	717,250		428,384
Adjusted net income attributable to OCGH non-controlling interest	(834,966)	(582,746)		(363,068)
Non-Operating Group other income	—	6,260	(1)	—
Non-Operating Group expenses	(1,195)	(553)		(768)
Adjusted net income-OCG before income taxes	244,546	140,211		64,548
Income taxes-OCG	(21,433)	(25,816)	(1)	(15,771)
Adjusted net income-OCG	$223,113	$114,395		$48,777
Adjusted net income per Class A unit	$6.38	$4.06		$2.15
Weighted average number of Class A units outstanding	34,979	28,170		22,677

(1)
A nonrecurring adjustment in 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in deferred tax assets and the liability for amounts due to affiliates. The effective tax rate applicable to adjusted net income-OCG before income taxes for the year ended December 31, 2012 was 14% without the $(7,134) nonrecurring expense and 18% with it.

Distributable Earnings (1)
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per unit data)
Revenues:
Management fees	$749,901	$747,440	$724,321
Incentive income	1,030,195	461,116	303,963
Receipts of investment income from funds (2)	128,896	129,621	88,693
Receipts of investment income from companies	35,664	33,838	1,496
Total distributable earnings revenues	1,944,656	1,372,015	1,118,473
Expenses:
Compensation and benefits	(365,306)	(330,059)	(308,115)
Incentive income compensation	(436,217)	(222,594)	(179,234)
General and administrative	(117,361)	(102,685)	(94,655)
Depreciation and amortization	(7,119)	(7,397)	(6,583)
Total expenses	(926,003)	(662,735)	(588,587)
Other income (expense):
Interest expense, net of interest income	(28,621)	(31,730)	(33,867)
Operating Group income taxes	(6,175)	(6,136)	(6,275)
Other income (expense), net	409	767	(1,209)
Distributable earnings	984,266	672,181	488,535
Distributable earnings attributable to OCGH non-controlling interest	(761,370)	(544,957)	(414,013)
Non-Operating Group expenses	(1,195)	(553)	(768)
Distributable earnings-OCG income taxes	(7,684)	(12,185)	(10,969)
Tax receivable agreement	(10,422)	(6,808)	(3,339)
Distributable earnings-OCG	$203,595	$107,678	$59,446
Distributable earnings per Class A unit	$5.82	$3.82	$2.62
Weighted average number of Class A units outstanding	34,979	28,170	22,677

(1)
Beginning in 2013, distributable earnings excludes non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. Those non-cash compensation charges amounted to $0.3 million for the year ended December 31, 2012, and thus were considered immaterial for purposes of recasting 2012's results.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Distributable earnings increased $312.1 million, or 46.4%, to $984.3 million for the year ended December 31, 2013, from $672.2 million for the year ended December 31, 2012, on $355.5 million of higher net incentive income, partially offset by a $47.5 million decline in fee-related earnings. For 2013, receipts of investment income totaled $164.6 million, including $128.9 million from fund distributions and $35.7 million from DoubleLine, as compared with total receipts in 2012 of $163.5 million, of which $129.6 million and $33.8 million was attributable to fund distributions and DoubleLine, respectively.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Distributable earnings increased $183.7 million, or 37.6%, to $672.2 million for the year ended December 31, 2012, from $488.5 million for the year ended December 31, 2011. The increase was the net result of $113.7 million in higher net incentive income, $73.3 million in higher receipts of investment income and a $7.4 million decline in fee-related earnings. For 2012, receipts of investment income totaled $163.5 million, as compared to $90.2 million in 2011.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Distributable earnings	$984,266	$672,181	$488,535
Investment income (1)	258,654	202,392	23,763
Receipts of investment income from funds (2)	(128,896)	(129,621)	(88,693)
Receipts of investment income from companies	(35,664)	(33,838)	(1,496)
Equity-based compensation (3)	(3,828)	—	—
Operating Group income taxes	6,175	6,136	6,275
Adjusted net income	1,080,707	717,250	428,384
Incentive income (4)	64,460	—	—
Incentive income compensation (4)	(46,334)	—	—
Equity-based compensation (5)	(24,613)	(36,024)	(948,746)
Income taxes (6)	(26,232)	(30,858)	(21,088)
Non-Operating Group other income (7)	—	6,260	—
Non-Operating Group expenses (7)	(1,195)	(553)	(768)
OCGH non-controlling interest (7)	(824,795)	(548,265)	446,246
Net income attributable to Oaktree Capital Group, LLC	$221,998	$107,810	$(95,972)

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

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for 2012 and 2011.

(5)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund operations or make equity distributions.

(6)	Because adjusted net income and distributable earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(7)
Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Distributable earnings-OCG (1)	$203,595	$107,678	$59,446
Investment income attributable to OCG	60,000	37,293	3,607
Receipts of investment income from funds attributable to OCG	(29,141)	(25,215)	(13,542)
Receipts of investment income from companies attributable to OCG	(8,486)	(5,891)	(228)
Equity-based compensation attributable to OCG (2)	(904)	—	—
Distributable earnings-OCG income taxes	7,684	12,185	10,969
Tax receivable agreement	10,422	6,808	3,339
Non-Operating Group other income	—	6,260	—
Income taxes of Intermediate Holding Companies	(20,057)	(24,723)	(14,814)
Adjusted net income-OCG (1)	223,113	114,395	48,777
Incentive income attributable to OCG (3)	16,361	—	—
Incentive income compensation attributable to OCG (3)	(11,761)	—	—
Equity-based compensation attributable to OCG (4)	(5,715)	(6,585)	(144,749)
Net income attributable to Oaktree Capital Group, LLC	$221,998	$107,810	$(95,972)

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

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for 2012 and 2011.

(4)
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

Fee-related Earnings (1)
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2013	2012		2011
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$559,426	$580,636		$555,014
Open-end funds	146,557	128,821		126,014
Evergreen funds	43,918	37,983		43,293
Total management fees	749,901	747,440		724,321
Expenses:
Compensation and benefits	(365,306)	(329,741)		(308,115)
General and administrative	(117,361)	(102,685)		(94,655)
Depreciation and amortization	(7,119)	(7,397)		(6,583)
Total expenses	(489,786)	(439,823)		(409,353)
Fee-related earnings	260,115	307,617		314,968
Fee-related earnings attributable to OCGH non-controlling interest	(199,758)	(250,273)		(266,917)
Non-Operating Group other income	—	6,260	(2)	—
Non-Operating Group expenses	(1,196)	(551)		(770)
Fee-related earnings-OCG before income taxes	59,161	63,053		47,281
Fee-related earnings-OCG income taxes	(9,039)	(17,407)	(2)	(13,884)
Fee-related earnings-OCG	$50,122	$45,646		$33,397
Fee-related earnings per Class A unit	$1.43	$1.62		$1.47
Weighted average number of Class A units outstanding	34,979	28,170		22,677

(1)
Beginning with this reporting period, the definition of fee-related earnings has been modified to exclude non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. All prior periods have been recast to reflect this change retroactively. Those non-cash compensation charges amounted to $3.8 million, or $0.03 per Class A unit, for 2013 and $0.3 million, or less than $0.01 per Class A unit, for 2012. There was no impact to 2011.

(2)
A nonrecurring adjustment in 2012 had the effect of increasing income taxes-OCG by $(7,134) and increasing non-Operating Group other income by $6,260, for a net effect of additional after-tax OCG expense of $(874). This adjustment stemmed from reductions in deferred tax assets and the liability for amounts due to affiliates. The effective tax rate applicable to fee-related earnings-OCG before income taxes for the year ended December 31, 2012 was 18% without the $(7,134) nonrecurring expense and 28% with it.

The following table reconciles fee-related earnings and ANI to net income (loss) attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Fee-related earnings (1)	$260,115	$307,617	$314,968
Incentive income	1,030,195	461,116	303,963
Incentive income compensation	(436,217)	(222,594)	(179,234)
Investment income	258,654	202,392	23,763
Equity-based compensation (2)	(3,828)	(318)	—
Interest expense, net of interest income	(28,621)	(31,730)	(33,867)
Other income (expense), net	409	767	(1,209)
Adjusted net income	1,080,707	717,250	428,384
Incentive income (3)	64,460	—	—
Incentive income compensation (3)	(46,334)	—	—
Equity-based compensation (4)	(24,613)	(36,024)	(948,746)
Income taxes (5)	(26,232)	(30,858)	(21,088)
Non-Operating Group other income (6)	—	6,260	—
Non-Operating Group expenses (6)	(1,195)	(553)	(768)
OCGH non-controlling interest (6)	(824,795)	(548,265)	446,246
Net income (loss) attributable to Oaktree Capital Group, LLC	$221,998	$107,810	$(95,972)

(1)	Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense.

(2)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made after our initial public offering, which is excluded from fee-related earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for 2012 and 2011.

(4)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position.

(5)	Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(6)
Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income (loss) attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Fee-related earnings-OCG (1)	$50,122	$45,646	$33,397
Incentive income attributable to OCG	231,971	88,809	46,353
Incentive income compensation attributable to OCG	(99,168)	(43,001)	(27,342)
Investment income attributable to OCG	60,000	37,293	3,607
Equity-based compensation attributable to OCG (2)	(904)	(59)	—
Interest expense, net of interest income attributable to OCG	(6,610)	(5,924)	(5,166)
Other income (expense) attributable to OCG	96	40	(186)
Non-fee-related earnings income taxes attributable to OCG (3)	(12,394)	(8,409)	(1,886)
Adjusted net income-OCG (1)	223,113	114,395	48,777
Incentive income attributable to OCG (4)	16,361	—	—
Incentive income compensation attributable to OCG (4)	(11,761)	—	—
Equity-based compensation attributable to OCG (5)	(5,715)	(6,585)	(144,749)
Net income (loss) attributable to Oaktree Capital Group, LLC	$221,998	$107,810	$(95,972)

(1)
Fee-related earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and fee-related earnings attributable to Class A unitholders. These measures are net of income taxes and other income or expenses applicable to OCG or its Intermediate Holding Companies.

(2)
This adjustment adds back the effect of equity-based compensation charges attributable to OCG related to unit grants made after our initial public offering, which is excluded from fee-related earnings-OCG because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

(3)
This adjustment adds back income taxes associated with segment incentive income, incentive income compensation or investment income (loss), which are not included in the calculation of fee-related earnings-OCG.

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for 2012 and 2011.

(5)
This adjustment adds back the effect of equity-based compensation charges attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Year Ended December 31,
	2013	2012
	(in thousands)
Management Fees:
Closed-end funds	$559,426	$580,636
Open-end funds	146,557	128,821
Evergreen funds	43,918	37,983
Total	$749,901	$747,440

Management fees increased $2.5 million, or 0.3%, to $749.9 million for the year ended December 31, 2013, from $747.4 million for the year ended December 31, 2012, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $21.2 million, or 3.7%, to $559.4 million for the year ended December 31, 2013, from $580.6 million for the year ended December 31, 2012. The decrease reflected a decline of $107.2 million in lower fees from closed-end funds in liquidation, partially offset by increases of $45.9 million in management fees from new capital commitments to ROF VI, $18.4 million in fees from closed-end funds for which management fees are based on drawn capital or NAV, and $23.4 million, to $38.9 million in 2013 from $15.5 million in 2012, in fees from Oaktree Mezzanine Fund III, L.P. (“Mezz III”). Of the $107.2 million decline in management fees from closed-end funds in liquidation, Opps VIIb accounted for $49.3 million, declining from $101.9 million in 2012 to $52.6 million in 2013. The $45.9 million increase in management fees from new capital commitments to ROF VI included $9.5 million of additional management fees that were earned retroactive to the start of the fund's investment period in August 2012 (“retroactive management fees”), as compared to $3.2 million of retroactive management fees from ROF V in 2012. The $18.4 million in fees from closed-end funds for which management fees are based on drawn capital or NAV included $9.0 million from Opps IX, whose management fees in 2013 were assessed only on its drawn capital, which for 2013 averaged 11% of its ultimate full management fee-generating AUM.  Opps IX’s investment period commenced effective January 1, 2014, at which point its management fees will be based on its full management fee-generating AUM, without any additional retroactive management fees. The increase in fees from Mezz III resulted from the fact that a portion of its management fees is contingent on the fund achieving certain cash-flow levels.  In 2013, we recognized $38.9 million in total management fees from Mezz III, including $15.6 million in contingent fees that had been deferred prior to 2013, and all of the $23.3 million contingent fees currently due.  In 2012, we recognized total management fees from Mezz III of $15.5 million, which included contingent fees currently due and none of the contingent fees deferred prior to 2012.

•
Open-end funds.    Management fees attributable to open-end funds increased $17.8 million, or 13.8%, to $146.6 million for the year ended December 31, 2013, from $128.8 million for the year ended December 31, 2012, reflecting higher management fees across most of our open-end strategies as a result of market-value appreciation and net inflows and, in the case of Convertible Securities, $2.1 million in higher performance-based fees.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $5.9 million, or 15.5%, to $43.9 million for the year ended December 31, 2013, from $38.0 million for the year ended December 31, 2012, principally reflecting drawdowns and $3.8 million in performance-based fees from the Strategic Credit strategy. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.63% as of December 31, 2013, from 1.82% as of December 31, 2012, largely as a result of the Strategic Credit strategy, for which the non-performance-based management fee rate is lower than the blended rate for other evergreen funds.

Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2013	2012
	(in thousands)
Incentive Income:
Closed-end funds	$972,199	$419,530
Evergreen funds	57,996	41,586
Total	$1,030,195	$461,116
Incentive income increased $569.1 million, or 123.4%, to $1.0 billion for the year ended December 31, 2013, from $461.1 million for the year ended December 31, 2012. The current year included incentive distributions of $662.3 million from Opps VIIb, $141.9 million from Principal Investing and Real Estate funds, $52.8 million from VOF, and $44.1 million from other Distressed Debt funds, as well as $122.7 million of tax-related incentive distributions. The prior year included $200.7 million of tax-related incentive distributions, mostly attributable to Opps VIIb, and incentive distributions of $198.5 million from Principal Investing and Real Estate funds, and $40.5 million from VOF.
Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2013	2012
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Distressed Debt	$91,793	$106,810
Control Investing	48,003	28,322
Real Estate	14,199	19,927
Corporate Debt	19,928	14,670
Listed Equities	36,615	8,307
Convertible Securities	163	141
Non-Oaktree funds	(369)	1,526
Income from investments in companies	48,322	22,689
Total investment income	$258,654	$202,392
Investment income increased $56.3 million, or 27.8%, to $258.7 million for the year ended December 31, 2013, from $202.4 million for the year ended December 31, 2012. Higher average returns across our Oaktree fund investments accounted for $32.5 million of the increase, with the remaining $23.8 million reflecting $17.1 million of market-value gains on our fourth-quarter 2013 minority equity investment in Cinda and $8.5 million of higher income from DoubleLine, which increased to $31.4 million in 2013 from $22.9 million in 2012. Our investment income from DoubleLine in 2013 and 2012 included $3.4 million and $8.0 million, respectively, for our share of its performance fees.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $35.6 million, or 10.8%, to $365.3 million for the year ended December 31, 2013, from $329.7 million for the year ended December 31, 2012, primarily reflecting growth in headcount of 11% between December 31, 2012 and December 31, 2013. Additionally, 2013 and 2012 included $6.5 million and $2.3 million, respectively, of phantom equity plan expense, stemming from each period's equity distributions and change in the Class A unit trading price.

Equity-based Compensation
Equity-based compensation increased to $3.8 million for the year ended December 31, 2013, from $0.3 million for the year ended December 31, 2012. The increase reflected non-cash amortization expense associated with the first full-year's vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense increased $213.6 million, or 96.0%, to $436.2 million for the year ended December 31, 2013, from $222.6 million for the year ended December 31, 2012. The percentage increase was smaller than the 123.4% increase in incentive income, principally because in 2011 we acquired and expensed a small portion of certain investment professionals' carried interest in Opps VIIb. If that transaction had not occurred, total incentive income compensation expense would have been higher by an estimated $50.1 million for 2013 and unchanged for 2012.
General and Administrative
General and administrative expenses increased $14.7 million, or 14.3%, to $117.4 million for the year ended December 31, 2013, from $102.7 million for the year ended December 31, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in nonrecurring costs associated with our initial public offering that were incurred in 2012, general and administrative expenses increased $20.8 million, or 21.3%, to $118.3 million in 2013 from $97.5 million in 2012. The increase reflected $1.8 million of placement fees incurred in 2013 for ROF VI, as compared with none in 2012, as well as higher professional fees and other costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Interest Expense, Net
Interest expense, net, decreased $3.1 million, or 9.8%, to $28.6 million for the year ended December 31, 2013, from $31.7 million for the year ended December 31, 2012, reflecting scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both Oaktree's improved credit rating and refinancing our credit facility in the fourth quarter of 2012.
Other Income (Expense), Net
Other income (expense), net decreased to income of $0.4 million for the year ended December 31, 2013, from income of $0.8 million for the year ended December 31, 2012. The 2013 income reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former principal and portfolio manager of our real estate group who left in 2005. The 2012 income primarily reflected the net effect of $3.1 million of income attributable to the sale of a real estate property and other proceeds received as part of the 2010 arbitration award, a $0.8 million write-off of unamortized debt issuance costs associated with the refinancing of our credit facility and a $1.7 million write-off of certain receivables related to a former corporate investment.
Adjusted Net Income
Adjusted net income increased $363.4 million, or 50.7%, to $1.1 billion for the year ended December 31, 2013, from $717.3 million for the year ended December 31, 2012, as a result of increases of $355.5 million in incentive income, net of incentive income compensation expense and $56.3 million in investment income, partially offset by a $47.5 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $4.4 million, or 17.1%, to $21.4 million for the year ended December 31, 2013, from $25.8 million for the year ended December 31, 2012.  This expense declined, despite an increase in adjusted net income-OCG before income taxes, as a result of a year-over-year decrease in the effective tax rate and the fact that 2012 included a nonrecurring tax expense of $7.1 million stemming from a remeasurement of deferred tax assets. The effective tax rate applied against adjusted net income-OCG before income taxes for 2013 was 9%. The effective tax rate applied against adjusted net income-OCG before income taxes for 2012 was 14%, without the $7.1 million nonrecurring tax expense, and 18% with it.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Year Ended December 31,
	2012	2011
	(in thousands)
Management Fees:
Closed-end funds	$580,636	$555,014
Open-end funds	128,821	126,014
Evergreen funds	37,983	43,293
Total	$747,440	$724,321

Management fees increased $23.1 million, or 3.2%, to $747.4 million for the year ended December 31, 2012, from $724.3 million for the year ended December 31, 2011, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds increased $25.6 million, or 4.6%, to $580.6 million for the year ended December 31, 2012, from $555.0 million for the year ended December 31, 2011. The increase reflected $94.6 million of new capital commitments to closed-end funds in their investment periods, partially offset by a decline of $67.8 million attributable to closed-end funds in their liquidation periods. Investment-period funds included EPF III, Opps VIIIb and ROF V, each of which commenced in 2011, and ROF VI, which started in August 2012. Of the $67.8 million decline in management fees arising from asset sales by funds in liquidation, Opps VIIb accounted for $40.7 million, declining from $142.6 million in 2011 to $101.9 million in 2012.

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

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $5.3 million, or 12.2%, to $38.0 million for the year ended December 31, 2012, from $43.3 million for the year ended December 31, 2011. The decrease reflected net outflows from EMAR and lower weighted average management fee rates for VOF due to the creation of a separate class of interests in the fourth quarter of 2011 that provided a reduction from 2.00% to 1.50% in the annual management fee rate for capital commitments of three years. The period-end weighted average annual management fee rate for evergreen funds increased to 1.82% as of December 31, 2012, from 1.79% as of December 31, 2011, reflecting the decline in AUM for EMAR, whose management fee rate is lower than VOF’s blended rate.

Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2012	2011
	(in thousands)
Incentive Income:
Closed-end funds	$419,530	$295,505
Evergreen funds	41,586	8,458
Total	$461,116	$303,963
Incentive income increased $157.1 million, or 51.7%, to $461.1 million for the year ended December 31, 2012, from $304.0 million for the year ended December 31, 2011. Tax-related incentive distributions accounted for

$200.7 million and $202.2 million of total incentive income in 2012 and 2011, respectively, of which $193.6 million and $127.6 million, respectively, was attributable to Opps VIIb. Non-tax-related incentive distributions grew from $101.8 million in 2011 to $260.4 million in 2012, principally reflecting realizations and related distributions in five different Real Estate and Control Investing funds. Annual incentive fees from evergreen funds in 2012 included $40.5 million from VOF, up from $2.3 million in 2011, primarily as a result of improved performance, and $1.1 million from EMAR, which had ended 2011 below its high-water mark. In 2011, there was $6.1 million of incentive fees from restructured funds, compared to none in 2012.
Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2012	2011
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Distressed Debt	$106,810	$11,857
Control Investing	28,322	2,226
Real Estate	19,927	3,417
Corporate Debt	14,670	2,507
Listed Equities	8,307	(2,962)
Convertible Securities	141	(78)
Non-Oaktree funds	1,526	5,006
Income from investments in companies	22,689	1,790
Total investment income	$202,392	$23,763
Investment income increased $178.6 million, or 750.4%, to $202.4 million for the year ended December 31, 2012, from $23.8 million for the year ended December 31, 2011. The increase was attributable to $157.7 million in higher income from our fund investments, with the remaining $20.9 million primarily reflecting higher income from DoubleLine, which increased to $22.9 million in 2012 from $1.8 million in 2011. Our investment income from DoubleLine in 2012 and 2011 included $8.0 million and $2.2 million, respectively, for our share of its performance fees.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $21.6 million, or 7.0%, to $329.7 million for the year ended December 31, 2012, from $308.1 million for the year ended December 31, 2011, primarily reflecting growth in headcount of 11% between December 31, 2011 and December 31, 2012. Additionally, 2012 and 2011 included $2.3 million and $7.3 million, respectively, of phantom equity plan expense, stemming from each period's equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation was $0.3 million for the year ended December 31, 2012, as compared to zero for the year ended December 31, 2011, reflecting non-cash amortization expense associated with the initial partial-year vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense increased $43.4 million, or 24.2%, to $222.6 million for the year ended December 31, 2012, from $179.2 million for the year ended December 31, 2011. Included in 2011’s incentive income compensation expense was a charge of $55.5 million, reflecting the acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb. Excluding the impact of that transaction, incentive income compensation expense increased $98.9 million, or 80.0%, principally as a result of the 51.7% increase in incentive income, as well as differences in the compensation percentages among the funds that generated such segment incentive income for the two periods.

General and Administrative
General and administrative expenses increased $8.0 million, or 8.4%, to $102.7 million for the year ended December 31, 2012, from $94.7 million for the year ended December 31, 2011. Excluding the impact of foreign currency-related items, as well as $2.1 million and $7.4 million in nonrecurring costs associated with our initial public offering in 2012 and 2011, respectively, general and administrative expenses increased $10.1 million, or 11.6%, to $97.5 million from $87.4 million. The increase reflected higher costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Interest Expense, Net
Interest expense, net, decreased $2.2 million, or 6.5%, to $31.7 million for the year ended December 31, 2012, from $33.9 million for the year ended December 31, 2011, reflecting scheduled repayments of certain long-term debt.
Other Income (Expense), Net
Other income (expense), net increased to income of $0.8 million for the year ended December 31, 2012, from an expense of $1.2 million for the year ended December 31, 2011. The income of $0.8 million in 2012 reflected the net effect of $3.1 million of income attributable to the sale of a real estate property and other proceeds received as part of the 2010 arbitration award, a $0.8 million write-off of unamortized debt issuance costs associated with the refinancing of our credit facility and a $1.7 million write-off of certain receivables related to a former corporate investment. The expense of $1.2 million in 2011 reflected an adjustment to the carrying value of one of the properties received as part of the 2010 arbitration award.
Adjusted Net Income
Adjusted net income increased $288.9 million, or 67.4%, to $717.3 million for the year ended December 31, 2012, from $428.4 million for the year ended December 31, 2011, reflecting increases of $178.6 million in investment income and $113.7 million in net incentive income, partially offset by a $7.4 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes increased $10.0 million, or 63.3%, to $25.8 million for the year ended December 31, 2012, from $15.8 million for the year ended December 31, 2011.  The increase in taxes was due to an increase in adjusted net income-OCG before income taxes in 2012 compared to 2011, as well as a nonrecurring tax expense of $7.1 million in 2012 stemming from a remeasurement of our deferred tax assets. The effective tax rate applied against adjusted net income-OCG before income taxes was 14% for 2012, without the $7.1 million nonrecurring tax expense, and 18% with it. The effective tax rate applied against adjusted net income-OCG before income taxes was 24% for 2011.

Segment Statement of Financial Condition
Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our corporate investments in funds and companies. We believe that debt maturities should generally match the anticipated sources of repayments. Because the largest share of our corporate investments in funds has been in closed-end funds with 10- to 11-year terms, we have often issued debt with 10-year terms, as augmented by bank term loans with shorter multi-year terms to capitalize on historically low interest rates. Our segment assets do not include accrued incentives (fund level), an off-balance sheet metric, nor do they reflect the fair-market value of our 20% interest in DoubleLine, which is carried at cost, as adjusted under the equity method of accounting. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report.
The following table presents our segment statement of financial condition:

	As of December 31,
	2013	2012
	(in thousands)
Assets:
Cash and cash-equivalents	$390,721	$458,191
U.S. Treasury and government-agency securities	676,600	370,614
Management fees receivable	38,940	27,351
Incentive income receivable	19,623	82,182
Corporate investments	1,197,173	1,115,952
Deferred tax assets	278,885	159,171
Other assets	215,185	146,087
Total assets	$2,817,127	$2,359,548
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$304,427	$214,311
Due to affiliates	242,986	136,165
Debt obligations	579,464	615,179
Total liabilities	1,126,877	965,655
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,220,647	1,087,491
Unitholders’ capital attributable to Oaktree Capital Group, LLC	469,603	306,402
Total capital	1,690,250	1,393,893
Total liabilities and capital	$2,817,127	$2,359,548

Corporate Investments
A summary of corporate investments is set forth below:

	As of December 31,
	2013	2012
	(in thousands)
Investments in funds:
Oaktree funds:
Distressed Debt	$438,144	$475,476
Control Investing	246,058	264,186
Real Estate	112,981	107,408
Corporate Debt	125,560	115,250
Listed Equities	129,697	69,222
Convertible Securities	1,554	1,392
Non-Oaktree funds	51,580	53,591
Investments in companies	91,599	29,427
Total corporate investments	$1,197,173	$1,115,952
Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of December 31, 2013, we had $1.1 billion of cash and investments in U.S. Treasury and government-agency securities and $579.5 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of December 31, 2013. Oaktree’s investments in funds and companies had a carrying value of $1.2 billion as of December 31, 2013.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions related to our corporate investments in funds and companies. As of December 31, 2013, corporate investments of $1.2 billion included unrealized investment income of $398.1 million. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
We use distributable earnings, which is derived from our segment results, to assess performance and assist in the determination of equity distributions from the Operating Group. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. The distribution amount for any given period is likely to vary materially due to this and other factors.
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
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011 are discussed below.
Operating Activities
Net cash provided by operating activities was $5.4 billion, $7.0 billion and $1.1 billion for 2013, 2012 and 2011, respectively. These amounts included (a) net proceeds from maturities and sales of investments by the consolidated funds of $4.1 billion and $5.8 billion in 2013 and 2012, respectively, and net purchases of investments by the consolidated funds of $0.7 billion in 2011; (b) net realized gains on consolidated funds' investments of $3.5 billion, $4.6 billion and $1.7 billion in 2013, 2012 and 2011, respectively; and (c) changes in unrealized appreciation on consolidated funds' investments of $1.8 billion and $0.8 billion in 2013 and 2012, respectively, and unrealized losses of $3.1 billion in 2011.
Investing Activities
Investing activities used net cash of $417.6 million in 2013, provided $55.0 million in 2012 and used $262.5 million in 2011. Investing activities were primarily driven by net U.S. Treasury and other U.S. government-agency investment activities and net corporate investments in non-consolidated funds and companies. Net U.S. Treasury and government-agency investment activities resulted in net purchases of $306.0 million in 2013, net proceeds of $11.1 million in 2012 and net purchases of $211.1 million in 2011. Corporate investments in funds and companies of $59.7 million, $16.6 million and $53.5 million in 2013, 2012 and 2011, respectively, consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Investments in funds	$170.4	$187.2	$311.6
Investments in consolidated funds eliminated in consolidation	(162.3)	(173.9)	(260.7)
Investments in unconsolidated companies	51.6	3.3	2.6
Corporate investments in funds and companies	$59.7	$16.6	$53.5

Distributions from corporate investments in funds and companies of $2.6 million, $63.7 million and $12.5 million in 2013, 2012 and 2011, respectively, consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash distributions received from investments in funds	$357.4	$418.1	$285.9
Cash distributions received from consolidated funds eliminated in consolidation	(354.8)	(371.4)	(274.9)
Cash distributions received from unconsolidated companies	—	17.0	1.5
Distributions from corporate investments in funds and companies	$2.6	$63.7	$12.5

Purchases of fixed assets were $4.6 million, $5.2 million and $10.4 million in 2013, 2012 and 2011, respectively. Additionally, 2013 included a $50.0 million deposit related to the TRS agreement. For additional information regarding the TRS agreement, please see note 5 to our consolidated financial statements included elsewhere in this annual report.
Financing Activities
Net cash used in financing activities was $5.3 billion, $7.6 billion and $3.7 billion for 2013, 2012 and 2011, respectively. Financing activities included (a) net distributions from consolidated funds to non-controlling interests of $6.3 billion, $7.6 billion and $3.4 billion in 2013, 2012 and 2011, respectively; (b) net borrowings on revolving credit facilities of the consolidated funds of $1.8 billion and $438.2 million in 2013 and 2012, respectively, and net repayments of $41.1 million in 2011; (c) distributions to unitholders of $781.9 million, $424.1 million and $469.7 million in 2013, 2012 and 2011, respectively; (d) repayment of debt obligations of $35.7 million, $287.0 million and $51.4 million in 2013, 2012 and 2011, respectively; and (e) purchases of Oaktree Operating Group units, net of issuance of Class A units, of $0.8 million, $0.7 million and $39.6 million in 2013, 2012 and 2011, respectively. In 2012, there was $250.0 million in proceeds from the issuance of debt, $2.4 million for the payment of debt issuance costs and $14.1 million used to repurchase our Class A units. In 2011, there was $300.0 million in proceeds from the issuance of debt and $2.6 million for the payment of debt issuance costs.
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
In December 2012, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a 5-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $247.5 million, and the undrawn revolver under the Company's prior credit facility. The Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the Term Loan’s annual interest rate is fixed at 2.60%, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of December 31, 2013, we were in compliance with each of these covenants and were able to draw the full amount available under the Revolver without violating any financial covenants.
In January 2011, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit facility with a bank syndicate, consisting of a $300 million fully-funded five-year term loan and a $250 million three-year revolving credit facility. We were required to make quarterly principal payments of $7.5 million in respect of the term loan in March, June, September and December, with a final payment of $150 million, constituting the remainder of the term loan, due on January 7, 2016. This credit facility was terminated and replaced by the Credit Facility in December 2012, with proceeds from the Term Loan used to pay off the $247.5 million outstanding balance under this credit facility.
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
In addition to the 2019 Notes, as of December 31, 2013, we had three other series of senior notes outstanding, with an aggregate remaining principal balance of $110.7 million. These notes have aggregate principal repayments due of $10.7 million in June 2014 and $100 million in 2016. Note purchase agreements underlying these senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion ($15 billion under one agreement). As of December 31, 2013, we were in compliance with each of these covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of December 31, 2013, we were required to maintain approximately $16.0 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
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

For the years ended December 31, 2013, 2012 and 2011, $6.3 million, $3.3 million and $3.1 million were paid under the tax receivable agreement.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of December 31, 2013:

	2014	2015-2016	2017-2018	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$15,591	$22,708	$9,362	$8,545	$56,206
Debt obligations payable	35,714	150,000	143,750	250,000	579,464
Interest obligations on debt (2)	26,214	54,466	39,130	16,875	136,685
Tax receivable agreement	10,423	26,389	28,442	175,657	240,911
Commitments to Oaktree and third-party funds (3)	327,254	—	—	—	327,254
Sub-total	415,196	253,563	220,684	451,077	1,340,520
Consolidated funds:
Debt obligations payable	2,297,181	—	—	—	2,297,181
Interest obligations on debt	11,486	—	—	—	11,486
Commitments to fund investments (4)	1,307,880	—	—	—	1,307,880
Total	$4,031,743	$253,563	$220,684	$451,077	$4,957,067

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

(3)
These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2014 column. Capital commitments are expected to be called over the next five years.

(4)
These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2014 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2013.
As of December 31, 2013, none of the incentive income we had recognized was subject to clawback by the funds.

General Partner and Other Capital Commitments
As of December 31, 2013, our capital commitments to our funds (as general partner or otherwise) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of December 31, 2013
	(in millions)
Distressed Debt:
Oaktree Opportunities Fund VIIIb, L.P.	$67	$3
Oaktree Opportunities Fund IX, L.P.	100	65
Emerging Market Opportunities	25	23
Control Investments:
Oaktree Principal Fund V, L.P.	71	17
Oaktree Principal Fund VI, L.P.	20	20
Oaktree European Principal Fund III, L.P.	100	65
Oaktree Power Opportunities Fund III, L.P.	27	16
Special account	5	2
Real Estate:
Oaktree Real Estate Opportunities Fund V, L.P.	32	3
Oaktree Real Estate Opportunities Fund VI, L.P.	67	40
Real Estate Debt	20	16
Corporate Debt:
Oaktree Mezzanine Fund III, L.P.	40	7
Strategic Credit	8	2
European Private Debt	16	15
South Grand MM CLO I, LLC	19	19
Special account	1	1
Non-Oaktree	42	13
Total	$660	$327

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
Corporate investments consist of investments in funds and companies that we do not control. Investments where we are deemed to exert significant influence are accounted for using the equity method of accounting and reflect our ownership interest in each such fund or company. For investments where we are not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents our pro-rata share of income or loss from these funds or companies or the change in fair value of the investment, as applicable. Our general partnership interests are substantially illiquid. While investments in funds reflect the fund’s holdings at fair value, our investment in DoubleLine is not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in funds is based on our assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
Revenue Recognition
Management Fees
We recognize management fees over the period in which the investment advisory services are performed. The contractual terms of management fees generally vary by fund structure. Management fees for closed-end funds are paid quarterly and typically calculated as a fixed percentage, in the range of 1.25% to 1.75% per year, of total committed capital or drawn capital during the investment period of the fund (up through the final close, these fees are generally earned on a retroactive basis to the fund’s first closing date). During the liquidation period, the management fee remains the same fixed percentage, applied against the lesser of the total funded capital and the cost basis of assets remaining in the fund. Our right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period even if certain assets remain to be liquidated. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. Our open-end funds pay management fees of approximately 0.50% of NAV per year, paid monthly or quarterly. Our evergreen funds pay a management fee quarterly, ranging from 1.0% to 2.0% per year, based on a fixed percentage of the NAV of the relevant fund. In the case of certain open-end and evergreen fund accounts, in lieu of charging the regular management fee applicable to the relevant strategy, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate.
Fee calculations that consider committed capital, drawn capital or cost basis are each objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our open-end and evergreen funds, by contrast, are typically based on NAV as defined in the respective partnership or investment management agreement. NAV is typically based on the current fair value of the underlying investments within a fund. Estimates and assumptions are made when determining the fair value of the underlying investments within a fund and could vary depending on the valuation methodology used. Please see “—Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used in determining the fair value of the underlying investments in our funds.

We do not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. These fees are typically recognized as revenue in the period in which they are offset against the quarterly management fee that would otherwise be paid by the applicable fund, which is generally the quarter following the period in which the fees are received. Inasmuch as these fees are not paid directly by the consolidated funds, such fees do not eliminate in consolidation; accordingly, there is no impact to our net income (loss) as the amounts are included in income attributable to OCG.
Incentive Income
In calculating incentive income, we have elected to adopt Method 1 from GAAP guidance applicable to accounting for revenues based on a formula. Under this method, we recognize incentive income when amounts are fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to us. For purposes of adjusted net income, incentive income is recognized when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same incentive income is recognized under Method 1.
Other Income (Loss)
Other income (loss) consists primarily of the unrealized and realized gains (losses) on consolidated funds’ investments (including the impact of foreign currency on non-dollar denominated investments), dividend and interest income received from investments, and interest expense incurred in connection with investment activities. Unrealized gains or losses result from changes in the fair value of our funds’ investments during a period as well as the reversal of unrealized gains or losses in connection with realization events. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a corresponding realized gain or loss is recognized in the current period. While this reversal generally does not significantly impact the net amounts of gains and losses that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.
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
Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by management using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. We review the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “—Non-publicly Traded Equity and Real Estate Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date.
Exchange-traded Investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not readily marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the perceived risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where we have applied discounts to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to our consolidated statements of financial condition and results of operations for all periods presented.

Credit-oriented Investments (including Real Estate Loan Portfolios)
Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker-dealers.
The market-yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows and discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrower. Consideration is also given to a borrower’s ability to meet principal and interest obligations; this may include an evaluation of collateral and/or the underlying value of the borrower utilizing techniques described below under “—Non-publicly Traded Equity and Real Estate Investments.”
Non-publicly Traded Equity and Real Estate Investments
The fair values of equity and real estate investments are determined using a cost, market or income approach. The cost approach is based on the current cost of reproducing a real estate investment less deterioration and functional and economic obsolescence. The market approach utilizes valuations of comparable public companies and transactions, and generally seeks to establish the enterprise value of the portfolio company or investment property using a market-multiple methodology. This approach takes into account the financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company or investment property. Consideration may also be given to factors such as acquisition price of the security or investment property, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company or investment property relative to its comparable companies or properties, industry trends, general economic and market conditions, and others deemed relevant. The income approach is typically a discounted cash-flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values, and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.
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
These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by us do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
Financial assets and liabilities measured and reported at fair value are classified as follows:

•
Level I – Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement. The types of investments in Level I include exchange-traded equities, debt and derivatives with quoted prices.

•
Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives, and other investments where the fair value is based on observable inputs.

•
Level III – Valuations for which one or more significant inputs are unobservable. These inputs reflect our assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices of quoted securities in markets for which there are few transactions, less public information exists or prices vary among brokered market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.

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
In the absence of observable market prices, we value Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being valued by the investment or valuation teams. The valuations are then reviewed and approved by the valuation team and the valuation committee of each investment strategy, which consists of senior members of the investment team. All Level III investment values are ultimately approved by the valuation committees and designated investment professionals, as well as the valuation officer, who is independent of the investment teams and reports directly to our Managing Principal. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, we evaluate changes in fair-value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
Certain Level III assets are valued using prices obtained from brokers or pricing vendors. We obtain an average of one to two broker quotes. We seek to obtain at least one quote directly from a broker making a market for the asset and one price from a pricing vendor for the subject or similar securities. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. Generally, we do not adjust any of the prices received from these sources, and all prices are reviewed by us. We evaluate the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also perform back-testing of valuation information obtained from brokers and pricing vendors against actual prices received in transactions. In addition to on-going monitoring and back-testing, we perform due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
The table below summarizes the valuation of investments and other financial instruments, by fund type and fair-value hierarchy levels, for each period presented in our consolidated statements of financial condition (in thousands):

As of December 31, 2013	Level I	Level II	Level III	Total
Closed-end funds	$3,780,782	$7,489,381	$20,746,453	$32,016,616
Open-end funds	166,664	4,914,628	3,647	5,084,939
Evergreen funds	718,997	1,180,397	715,745	2,615,139
Total	$4,666,443	$13,584,406	$21,465,845	$39,716,694

As of December 31, 2012
Closed-end funds	$2,710,883	$9,371,995	$19,509,888	$31,592,766
Open-end funds	32,714	4,773,838	19,002	4,825,554
Evergreen funds	497,158	902,531	379,000	1,778,689
Total	$3,240,755	$15,048,364	$19,907,890	$38,197,009

Hedging and Other Derivatives
We enter into derivative instruments as part of our overall risk management strategy or to facilitate our investment management activities. Risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business are addressed as part of our overall risk management strategy that may result in the use of derivative instruments to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, we may enter into interest-rate swaps to manage all or a portion of the interest-rate risk associated with our variable-rate borrowings. Our corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is Oaktree's functional currency and, consequently, are subject to fluctuations in foreign currency exchange rates. We also receive management fees from certain funds and pay expenses in currencies other than the U.S. dollar. To manage the risks associated with foreign currency exchange gains and losses generated by the remeasurement of our corporate investments, management fees, and expenses denominated in non-functional currencies, we may enter into currency option and forward contracts. As a result of the use of these or other derivative contracts, we are exposed to the risk that counterparties will fail to fulfill their contractual obligations. We attempt to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
We recognize all derivatives as assets or liabilities in our consolidated statements of financial condition at fair value. In connection with our derivative activities, we generally enter into agreements subject to enforceable master netting arrangements that allow us to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, we have elected to present derivative assets and liabilities based on gross fair value in our consolidated statements of financial condition.
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
Derivatives that are designated as hedging instruments are classified as either a hedge of (a) a recognized asset or liability (“fair-value hedge”), (b) a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow hedge”), or (c) a net investment in a foreign operation. For a fair-value hedge, we record changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk in current-period earnings in the same caption in the consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair value of derivatives designated as hedging instruments caused by factors other than changes in the risk being hedged are recognized in current-period earnings. For a derivative that is not designated as a hedging instrument (“freestanding derivative”), the Company records changes in fair value in current-period earnings.
We formally document at inception the hedge relationship, including identification of the hedging instrument and the hedged item, as well as the risk management objectives, the strategy for undertaking the hedge transaction, and the evaluation of effectiveness of the hedged transaction. On a quarterly basis, we formally assess whether the derivative designated in each hedging relationship has been and is expected to remain highly effective in offsetting changes in the estimated fair value or cash flow of the hedged item. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the balance remaining in other comprehensive income is released to earnings.
Equity-based Compensation
Equity-based compensation is calculated based on the fair value of a unit at the time of grant, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. We utilize a contemporaneous valuation report which incorporates both market comparables for restricted stock liquidity discounts and multi-period put-based quantitative methods in determining the fair value of OCGH units. Before our initial public offering, fair value was typically determined using the latest available closing price of our Class A units on the GSTrUE OTC market, discounted for a lack of marketability. Subsequent to our initial public offering, fair value is determined using the closing price of our Class A units on the NYSE, discounted for a lack of marketability where applicable.  Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are recognized on a straight-line basis over the requisite service period.
Incentive Income Compensation
Incentive income compensation expense primarily includes compensation directly related to segment incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the segment incentive income, and secondarily includes compensation directly related to investment income. We have an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. Our determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on our assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income. Incentive income compensation is expensed no later than the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by our funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by us or paid to the participant.
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
Price Risk
Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
As of December 31, 2013, we had investments at fair value of $39.9 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $4.0 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the year ended December 31, 2013, an incremental 10% decline in market values of the investments held in our funds would have caused an approximate $25.1 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.

Impact on Segment Incentive Income
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds occurs generally as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the year ended December 31, 2013 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income. In the case of evergreen funds, we estimate the incentive income of $58.0 million recognized during the year ended December 31, 2013 would have been reduced by $31.4 million had fair values declined by an incremental 10% during the year.
Impact on Segment Investment Income
Investment income or loss arises from our pro rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds or companies. This income is directly affected by changes in market risk factors. We estimate that for the year ended December 31, 2013, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have reduced our investment income by $142.4 million. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the year ended December 31, 2013, a 10% decline in the average rate of exchange of the U.S. dollar would have had the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $10.6 million;

•	our operating expenses would have increased by $14.8 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $3.4 million; and

•	our income tax expense would have decreased by $0.3 million.
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

Interest-rate Risk
As of December 31, 2013, Oaktree and its operating subsidiaries had $579.5 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the bulk of the term loan interest rate to a fixed rate through 2016. As a result, we estimate that there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.1 billion of aggregate segment cash and cash-equivalents and investments in U.S. Treasury and government agency securities as of December 31, 2013, we estimate Oaktree and its operating subsidiaries would generate an additional $11.0 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements and certain other investment financing arrangements. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of December 31, 2013, $2.3 billion was outstanding under these credit facilities. We estimate that interest expense relating to variable rates would increase on an annual basis by $23.0 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Unitholders of
Oaktree Capital Group, LLC

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in unitholders’ capital present fairly, in all material respects, the financial position of Oaktree Capital Group, LLC and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audit which was an integrated audit in 2013. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2014

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2013	2012
Assets
Cash and cash-equivalents	$390,721	$458,191
U.S. Treasury and government-agency securities	676,600	370,614
Corporate investments (includes $67,596 and $0 measured at fair value as of December 31, 2013 and 2012, respectively)	169,927	98,950
Due from affiliates	47,774	44,589
Deferred tax assets	278,885	159,171
Other assets	208,929	127,244
Assets of consolidated funds:
Cash and cash-equivalents	2,246,944	2,470,335
Investments, at fair value	39,911,888	38,372,626
Dividends and interest receivable	159,215	177,746
Due from brokers	283,764	405,143
Receivable for securities sold	324,213	501,199
Derivative assets, at fair value	94,937	107,560
Other assets	469,457	576,630
Total assets	$45,263,254	$43,869,998
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$278,655	$118,921
Accounts payable, other accrued expenses and other liabilities	79,999	95,390
Due to affiliates	242,986	136,165
Debt obligations	579,464	615,179
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	29,213	104,744
Payables for securities purchased	697,705	629,627
Securities sold short, at fair value	140,251	126,530
Derivative liabilities, at fair value	149,880	156,647
Distributions payable	224,711	330,446
Borrowings under credit facilities	2,297,181	491,625
Total liabilities	4,720,045	2,805,274
Commitments and contingencies (Note 12)
Non-controlling redeemable interests in consolidated funds	38,834,831	39,670,831
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 38,472,506 and 30,180,933 units issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Class B units, no par value, unlimited units authorized, 112,584,211 and 120,267,503 units issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Paid-in capital	590,236	645,053
Accumulated deficit	(114,905)	(336,903)
Accumulated other comprehensive loss	(1,122)	(1,748)
Class A unitholders’ capital	474,209	306,402
OCGH non-controlling interest in consolidated subsidiaries	1,234,169	1,087,491
Total unitholders’ capital	1,708,378	1,393,893
Total liabilities and unitholders’ capital	$45,263,254	$43,869,998

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Management fees	$192,605	$134,568	$140,715
Incentive income	2,317	10,415	15,055
Total revenues	194,922	144,983	155,770
Expenses:
Compensation and benefits	(365,696)	(330,018)	(308,194)
Equity-based compensation	(28,441)	(36,342)	(948,746)
Incentive income compensation	(482,551)	(222,594)	(179,234)
Total compensation and benefits expense	(876,688)	(588,954)	(1,436,174)
General and administrative	(114,404)	(101,417)	(97,034)
Depreciation and amortization	(7,119)	(7,397)	(6,583)
Consolidated fund expenses	(108,851)	(92,835)	(105,073)
Total expenses	(1,107,062)	(790,603)	(1,644,864)
Other income (loss):
Interest expense	(61,160)	(45,773)	(50,943)
Interest and dividend income	1,806,361	1,966,317	2,565,630
Net realized gain on consolidated funds’ investments	3,503,998	4,560,782	1,744,135
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	1,843,469	835,160	(3,064,676)
Investment income	56,027	25,382	8,600
Other income (expense), net	409	7,027	(1,209)
Total other income	7,149,104	7,348,895	1,201,537
Income (loss) before income taxes	6,236,964	6,703,275	(287,557)
Income taxes	(26,232)	(30,858)	(21,088)
Net income (loss)	6,210,732	6,672,417	(308,645)
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(5,163,939)	(6,016,342)	(233,573)
Net (income) loss attributable to OCGH non-controlling interest in consolidated subsidiaries	(824,795)	(548,265)	446,246
Net income (loss) attributable to Oaktree Capital Group, LLC	$221,998	$107,810	$(95,972)
Net income (loss) per unit (basic and diluted):
Net income (loss) per Class A unit (1)	$6.35	$3.83	$(4.23)
Weighted average number of Class A units outstanding	34,979	28,170	22,677

(1)	All references to Class A units in these financial statements give effect to the conversion of previously outstanding 13 Class C units into Class A units on a one-for-one basis in April 2012.

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

Year Ended December 31, 2013	Oaktree Capital Group, LLC	OCGH Non-Controlling Interest in Consolidated Subsidiaries	Non-Controlling Redeemable Interests in Consolidated Funds	Total
Net income	$221,998	$824,795	$5,163,939	$6,210,732
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(198)	(1,348)	—	(1,546)
Unrealized gain on interest-rate swap designated as cash-flow hedge	824	2,908	—	3,732
Other comprehensive income, net of tax	626	1,560	—	2,186
Total comprehensive income	222,624	826,355	5,163,939	6,212,918
Less: Comprehensive income attributable to non-controlling interests	—	(826,355)	(5,163,939)	(5,990,294)
Comprehensive income attributable to Oaktree Capital Group, LLC	$222,624	$—	$—	$222,624
Year Ended December 31, 2012
Net income	$107,810	$548,265	$6,016,342	$6,672,417
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	205	988	—	1,193
Unrealized loss on interest-rate swap designated as cash-flow hedge	(69)	(264)	—	(333)
Other comprehensive income, net of tax	136	724	—	860
Total comprehensive income	107,946	548,989	6,016,342	6,673,277
Less: Comprehensive income attributable to non-controlling interests	—	(548,989)	(6,016,342)	(6,565,331)
Comprehensive income attributable to Oaktree Capital Group, LLC	$107,946	$—	$—	$107,946
Year Ended December 31, 2011
Net income (loss)	$(95,972)	$(446,246)	$233,573	$(308,645)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(112)	(601)	—	(713)
Unrealized loss on interest-rate swap designated as cash-flow hedge	(1,400)	(7,768)	—	(9,168)
Other comprehensive loss, net of tax	(1,512)	(8,369)	—	(9,881)
Total comprehensive income (loss)	(97,484)	(454,615)	233,573	(318,526)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	454,615	(233,573)	221,042
Comprehensive loss attributable to Oaktree Capital Group, LLC	$(97,484)	$—	$—	$(97,484)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,210,732	$6,672,417	$(308,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment income	(56,027)	(25,382)	(8,600)
Depreciation and amortization	7,119	7,397	6,583
Equity-based compensation	28,441	36,342	948,746
Loss related to arbitration award settlement	—	—	1,800
Net realized and unrealized (gains) losses from consolidated funds' investments	(5,347,467)	(5,395,942)	1,320,541
Amortization of original issue and market discount of consolidated funds' investments	(70,006)	(119,922)	(118,363)
Income distributions from corporate investments in companies	37,706	—	—
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in other assets	109,720	(454,325)	(33,911)
Increase in net due from affiliates	(8,638)	(21,952)	(14,980)
Increase (decrease) in accounts payable, other accrued expenses and other liabilities	65,312	45,077	(5,653)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	18,531	90,416	(39,624)
Decrease in due from brokers	121,379	498,542	88,418
(Increase) decrease in receivables for securities sold	176,986	(441,521)	96,925
Increase (decrease) in payables for securities purchased	68,031	230,913	(81,545)
Purchases of securities	(18,277,324)	(15,266,419)	(15,000,195)
Proceeds from maturities and sales of securities	22,351,522	21,101,717	14,278,113
Net cash provided by operating activities	5,436,017	6,957,358	1,129,610
Cash flows from investing activities:
Purchases of U.S. Treasury and government-agency securities	(702,456)	(258,922)	(306,133)
Proceeds from maturities and sales of U.S. Treasury and government-agency securities	396,470	270,005	95,000
Corporate investments in funds and companies	(59,682)	(16,635)	(53,488)
Distributions from corporate investments in funds and companies	2,643	63,704	12,461
Purchases of fixed assets	(4,609)	(5,218)	(10,383)
Other	(50,000)	2,113	—
Net cash provided by (used in) investing activities	(417,634)	55,047	(262,543)
(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$250,000	$300,000
Payment of debt issuance costs	—	(2,351)	(2,611)
Repayments of debt obligations	(35,715)	(286,964)	(51,429)
Proceeds from issuance of Class A units, net	419,908	322,260	—
Purchase of OCGH units	(420,741)	(322,935)	(39,623)
Repurchase and cancellation of Class A units	—	(14,132)	—
Distributions to Class A unitholders	(160,296)	(66,789)	(53,063)
Distributions to OCGH unitholders	(621,613)	(357,278)	(416,677)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	6,507,188	6,441,090	8,305,880
Distributions to non-controlling interests	(12,783,673)	(13,993,859)	(11,668,028)
Borrowings on credit facilities	3,718,026	1,458,825	512,950
Repayments on credit facilities	(1,936,028)	(1,020,645)	(554,033)
Net cash used in financing activities	(5,312,944)	(7,592,778)	(3,666,634)
Effect of exchange rate changes on cash	3,700	3,240	(528)
Net decrease in cash and cash-equivalents	(290,861)	(577,133)	(2,800,095)
Cash and cash-equivalents, beginning balance	2,928,526	3,505,659	6,305,754
Cash and cash-equivalents, ending balance	$2,637,665	$2,928,526	$3,505,659
* * *
Supplemental cash flow disclosures:
Cash paid for interest	$47,360	$37,738	$34,670
Cash paid for income taxes	15,526	18,524	18,918

Please see accompanying notes to consolidated financial statements

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders' Capital
(in thousands)

	Oaktree Capital Group, LLC						OCGH Non-Controlling Interest in Consolidated Subsidiaries	Total Unitholders' Capital
	Class A Units	Class B Units	Class C Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2010	22,664	125,431	13	$549,466	$(348,741)	$(372)	$1,036,363	$1,236,716
Activity for the year ended December 31, 2011:
Issuance of Class B units	—	1,523	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(32)	—	—	—	—	—	—
Cancellation of Class B units	—	(1,075)	—	—	—	—	—	—
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(39,623)	(39,623)
Equity reallocation between controlling and non-controlling interests	—	—	—	(6,413)	—	—	6,413	—
Capital increase related to equity-based compensation	—	—	—	144,749	—	—	803,997	948,746
Contributions	—	—	—	—	—	—	848	848
Distributions declared	—	—	—	(53,063)	—	—	(417,525)	(470,588)
Net loss	—	—	—	—	(95,972)	—	(446,246)	(542,218)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(112)	(601)	(713)
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	(1,400)	(7,768)	(9,168)
Unitholders' capital as of December 31, 2011	22,664	125,847	13	634,739	(444,713)	(1,884)	935,858	1,124,000
Activity for the year ended December 31, 2012:
Issuance of Class A units	7,904	—	—	322,260	—	—	—	322,260
Issuance of Class B units	—	2,358	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(33)	—	—	—	—	—	—
Conversion of Class C units into Class A units	13	—	(13)	—	—	—	—	—
Repurchase and cancellation of Class A units	(400)	—	—	(14,132)	—	—	—	(14,132)
Cancellation of Class B units	—	(7,904)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	—	(322,260)	—	—	—	(322,260)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	15,490	—	—	—	15,490
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(675)	(675)
Equity reallocation between controlling and non-controlling interests	—	—	—	69,097	—	—	(69,097)	—
Capital increase related to equity-based compensation	—	—	—	6,648	—	—	29,694	36,342
Distributions declared	—	—	—	(66,789)	—	—	(357,278)	(424,067)
Net income	—	—	—	—	107,810	—	548,265	656,075
Foreign currency translation adjustment, net of tax	—	—	—	—	—	205	988	1,193
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	(69)	(264)	(333)
Unitholders' capital as of December 31, 2012	30,181	120,268	—	645,053	(336,903)	(1,748)	1,087,491	1,393,893
Activity for the year ended December 31, 2013:
Issuance of Class A units	8,292	—	—	419,908	—	—	—	419,908
Issuance of Class B units	—	673	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(48)	—	—	—	—	—	—
Cancellation of Class B units	—	(8,309)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	—	(419,908)	—	—	—	(419,908)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	19,807	—	—	—	19,807
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(833)	(833)
Equity reallocation between controlling and non-controlling interests	—	—	—	79,052	—	—	(79,052)	—
Capital increase related to equity-based compensation	—	—	—	6,620	—	—	21,821	28,441
Distributions declared	—	—	—	(160,296)	—	—	(621,613)	(781,909)
Net income	—	—	—	—	221,998	—	824,795	1,046,793
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(198)	(1,348)	(1,546)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	824	2,908	3,732
Unitholders' capital as of December 31, 2013	38,473	112,584	—	$590,236	$(114,905)	$(1,122)	$1,234,169	$1,708,378

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2013
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities that are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities that are not considered variable interest entities but in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The Company consolidates those entities where it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. This includes two entities determined to be variable interest entities (“VIEs”), for which the Company is considered the primary beneficiary, and substantially all of Oaktree's closed-end, commingled open-end and evergreen funds for which the Company acts as the sole general partner and is deemed to control through a voting interest model.
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
While the Company holds variable interests in the Oaktree funds, these funds do not meet the characteristics of a VIE. As of December 31, 2013, the Company consolidated two entities as VIEs for which it is the primary beneficiary, Oaktree AIF Holdings, Inc. (“AIF”) and South Grand MM CLO I, LLC (“MM CLO”), and there are no VIEs for which the Company was not the primary beneficiary. As of December 31, 2012, the Company’s only consolidated VIE was AIF. AIF was formed to hold certain assets for regulatory and other purposes and is immaterial to the Company. MM CLO was formed in December 2013 to launch a collateralized loan obligation product for which the Company will act as collateral manager and had net assets of less than $1.0 million as of December 31, 2013.
Voting Interest Model. For entities that are not VIEs, the Company evaluates those entities that it controls through a majority voting interest, including those Oaktree funds in which the Company as the sole general partner is presumed to have control (together with MM CLO, the “consolidated funds”). Although as general partner the Company typically has only a small, single-digit equity interest in each fund, the funds' third-party limited partners do not have the right to dissolve the partnerships or have substantive kick-out or participating rights that would overcome the presumption of control by the Company.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Accordingly, Oaktree's consolidated financial statements reflect the assets, liabilities, investment income, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling redeemable interests in consolidated funds in the accompanying consolidated financial statements. Substantially all of the management fees and incentive income earned by Oaktree from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, Oaktree's attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination in consolidation of such amounts has no effect on net income or loss attributable to the Company. Potential incentive allocations at the consolidated fund level that have not yet been recognized by the Company are included in non-controlling redeemable interests in consolidated funds.
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
Certain funds for which the Company shares general partner responsibilities or where the Company has no general partner responsibility but has the ability to exert significant influence through other means are accounted for under the equity method of accounting.
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

•
Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives, and other investments where the fair value is based on observable inputs.

•
Level III – Valuations for which one or more significant inputs are unobservable. These inputs reflect the Company's assessment of the assumptions that market participants use to value the investment based on the best available information. Level III inputs include prices of quoted securities in markets for which there

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

are few transactions, less public information exists or prices vary among brokered market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.
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
In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being valued by the investment or valuation teams. The valuations are then reviewed and approved by the valuation team and the valuation committee of each investment strategy, which consists of senior members of the investment team. All Level III investment values are ultimately approved by the valuation committees and designated investment professionals, as well as the valuation officer, who is independent of the investment teams and reports directly to the Company's Managing Principal. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company evaluates changes in fair-value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
Certain Level III assets are valued using prices obtained from brokers or pricing vendors. The Company obtains an average of one to two broker quotes. The Company seeks to obtain at least one quote directly from a broker making a market for the asset and one price from a pricing vendor for the subject or similar securities. These investments are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. Generally, the Company does not adjust any of the prices received from these sources, and all prices are reviewed by the Company. The Company evaluates the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from brokers and pricing vendors against actual prices received in transactions. In addition to on-going monitoring and back-testing, the Company performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
The Company has elected the fair value option for certain corporate investments that otherwise would not have reflected unrealized gains and losses in current-period earnings. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of investment income in the consolidated statements of operations. Accounting for these investments at fair value is consistent with how the Company accounts for its other corporate investments. The valuation methods used to measure the fair value of such investments is consistent with the valuation methodologies applied to investments held by the consolidated funds.
Corporate Investments
Corporate investments consist of investments in funds and companies that the Company does not control. Investments where the Company is deemed to exert significant influence are accounted for using the equity method of accounting and reflect Oaktree's ownership interest in each such fund or company. For investments where the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company's pro-rata share of income or loss from these funds or companies or the change in fair value of the investment, as applicable. Oaktree's general partnership interests are substantially illiquid. While investments in funds reflect the fund’s holdings at fair value, equity-method investments in DoubleLine Capital LP and other companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in funds is based on the Company's assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, as well as money market funds and short-term investments with maturities of three months or less at the date of acquisition.
U.S. Treasury and Government-agency Securities
Includes holdings of U.S. Treasury bills and other securities issued by U.S. government agencies with maturities greater than three months at the date of acquisition. These securities, classified as available-for-sale, are recorded at fair value with changes in fair value included in other comprehensive income (loss). Changes in fair value were not material for all years presented.
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
Hedging and Other Derivatives
The Company enters into derivative instruments as part of its overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business are addressed as part of the Company's overall risk management strategy that may result in the use of derivative instruments to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, the Company may enter into interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable-rate borrowings. The Company's corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is the Company's functional currency and, consequently, are subject to fluctuations in foreign currency exchange rates. The Company also receives management fees from certain funds and pays expenses in currencies other than the U.S. dollar. To manage the risks associated with foreign currency exchange gains and losses generated by the remeasurement of the Company's corporate investments, management fees and expenses denominated in non-functional currencies, the Company may enter into currency option and forward contracts. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The Company recognizes all derivatives as assets or liabilities in its consolidated statements of financial condition at fair value. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities based on gross fair value in its consolidated statements of financial condition.
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
Derivatives that are designated as hedging instruments are classified as either a hedge of (a) a recognized asset or liability (“fair-value hedge”), (b) a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow hedge”), or (c) a net investment in a foreign operation. For

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

a fair-value hedge, the Company records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk in current-period earnings in the same caption in the consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair value of derivatives designated as hedging instruments that are caused by factors other than changes in the risk being hedged are excluded from the assessment of hedge effectiveness and recognized in current-period earnings. For a derivative that is not designated as a hedging instrument (“freestanding derivative”), the Company records changes in fair value in current-period earnings.
The Company formally documents at inception the hedge relationship, including identification of the hedging instrument and the hedged item, as well as the risk management objectives, the strategy for undertaking the hedge transaction, and the evaluation of effectiveness of its hedged transaction. On a quarterly basis, the Company formally assesses whether the derivative it designated in each hedging relationship has been and is expected to remain highly effective in offsetting changes in the estimated fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the balance remaining in other comprehensive income is released to earnings.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, and leasehold improvements. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three-to-five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting unitholders' capital that, under GAAP, are excluded from net income (loss). Other gains and losses result from unrealized gains and losses on cash-flow hedges and foreign currency translation adjustments, net of tax.
Management Fees
Management fees are recognized over the period in which the investment advisory services are performed. The contractual terms of management fees vary by fund structure. Management fees for closed-end funds are paid quarterly and typically calculated as a fixed percentage, in the range of 1.25% to 1.75% per year, of total committed capital or drawn capital during the investment period (up through the final close, these fees are generally earned on a retroactive basis to the fund’s first closing date). During the liquidation period, the management fee remains the same fixed percentage, applied against the lesser of the total funded capital and the cost basis of assets remaining in the fund. The Company's right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period even if certain assets remain to be liquidated. For open-end and evergreen funds, management fees are based on the net asset value (“NAV”) of the respective fund. Open-end funds pay management fees of approximately 0.50% of NAV per year, paid monthly or quarterly. Evergreen funds pay a management fee quarterly, ranging from 1.5% to 2.0% per year, based on a fixed percentage of the NAV of the relevant fund. In the case of certain open-end and evergreen fund accounts, in lieu of charging the regular management fee applicable to the relevant strategy, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate.
The Company does not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. These fees are typically recognized as revenue in the period in which they are offset against the quarterly management fees that would otherwise be paid by the applicable fund, which is generally the quarter following the period in which the fees are received. Inasmuch as these fees are not paid directly by the consolidated funds, such fees do not eliminate in consolidation and may impact the presentation of gross consolidated management fees; however, there is no impact to the Company's net income as the amounts are included in net income (loss) attributable to non-controlling

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

redeemable interests in consolidated funds. Ancillary fees recognized in management fees for the years ended December 31, 2013, 2012 and 2011 were $62.9 million, $25.9 million and $35.3 million, respectively.
Incentive Income
Incentive income generally represents 20% of each closed-end fund's profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and 20% of certain evergreen fund's annual profits, subject to high-water marks. The Company has elected to adopt “Method 1” for revenue recognition based on a formula. Under this method, incentive income is recognized when fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to Oaktree. The Method 1 criteria for revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund's investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Incentives received by Oaktree before the above criteria are met are deferred and recorded as a deferred incentive income liability within accounts payable, other accrued expenses and other liabilities on the consolidated statements of financial condition. There was no incentive income deferred as of December 31, 2013 and 2012. The Company may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
Incentive Income Compensation
Incentive income compensation expense primarily includes compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that the Company grants to its investment professionals associated with the particular fund that generated the incentive income, and secondarily includes compensation directly related to investment income. The Company has an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. The Company's determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on its assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income. Incentive income compensation is expensed no later than the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the consolidated funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by the Company or paid to the participant. Incentive income compensation also is expensed if the Company acquires an individual's participation interest in a fund's incentive income, thereby eliminating any contingency related to the Company's obligation to pay the compensation. In December 2011, the Company acquired a small portion of certain investment professionals' participation in the possible future incentive income from OCM Opportunities Fund VIIb, L.P. (“Opps Vllb”), in the aggregate amount of $55.5 million. The acquisition price was based on Opps VIIb's unpaid potential incentive income allocation to the Company as of September 30, 2011. The related incentive income was not recognized in 2011 because, as of December 31, 2011, its recognition criteria had not been satisfied. The Company did not acquire any incentive income participation interest in the years ended December 31, 2013 and 2012.
Other Income (Expense), Net
In 2010, the Company received a portfolio of properties as part of an arbitration award related to a former principal and portfolio manager of the Company's real estate group who left the Company in 2005. Other income (expense), net primarily reflects the net results of operating the portfolio of properties. In 2011, the Company recorded an expense of $1.2 million, reflecting an adjustment to the carrying value of one of the properties received as part of the 2010 arbitration award. In 2012, the Company recorded income of $3.1 million attributable to the sale of a real estate property and other proceeds received as part of the same 2010 arbitration award. Additionally, 2012 included a $0.8 million write-off of debt issuance costs associated with the refinancing the Company's credit facility

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

and a $1.7 million loss related to the write-off of certain receivables related to the Company's corporate investments.
Equity-based Compensation
Equity-based compensation is calculated based on the fair value of a unit at the time of grant, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. The Company utilizes a contemporaneous valuation report which incorporates both market comparables for restricted stock liquidity discounts and multi-period put-based quantitative methods in determining the fair value of OCGH units. Before the Company's initial public offering, fair value was typically determined using the latest available closing price of Class A units on the Goldman, Sachs & Co. for Tradable Unregistered Equity Securities (the “GSTrUE OTC market”), discounted for a lack of marketability. Subsequent to the Company's initial public offering, fair value is determined using the closing price of Class A units on the NYSE, discounted for a lack of marketability where applicable.  Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are recognized on a straight-line basis over the requisite service period.
Income Taxes
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of the Company's Intermediate Holding Companies which were established as wholly-owned corporate subsidiaries in connection with the May 2007 Restructuring, are subject to U.S. federal and state income taxes. The remainder of Oaktree's income is generally not subject to U.S. corporate-level taxation.
Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax bases, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Oaktree analyzes its tax filing positions for all open tax years in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns. If the Company determines that uncertainties in tax positions exist, a reserve is established. Oaktree recognizes accrued interest and penalties related to uncertain tax positions in income tax expense within the consolidated statements of operations.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. Oaktree reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.
The Oaktree funds are generally not subject to U.S. federal and state income taxes and, consequently, no income tax provision has been made in the accompanying consolidated financial statements because individual partners are responsible for their proportionate share of the taxable income.
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
Investment Transactions and Income Recognition
The consolidated funds record investment transactions at cost on trade date for publicly traded securities or when they have an enforceable right to acquire the security, which is generally on the closing date if not publicly traded. Realized gains and losses on investments are recorded on a specific identification basis. The consolidated funds record dividend income on the ex-dividend date and interest income on an accrual basis, unless the related

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

investment is in default or if collection of the income is otherwise considered doubtful. The consolidated funds may hold investments that provide for interest payable in-kind rather than in cash, in which case the related income is recorded at its estimated net realizable amount.
Cash and Cash-equivalents
Cash and cash-equivalents held at the consolidated funds represent cash that, although not legally restricted, is not available to support the general liquidity needs of Oaktree as the use of such amounts is generally limited to the investment activities of the consolidated funds. Cash-equivalents, a Level I valuation, include highly liquid investments such as money market funds, whose carrying value approximates fair value due to its short-term nature.
Foreign Currency
Investments denominated in non-U.S. currencies are recorded in the consolidated financial statements after translation into U.S. dollars utilizing rates of exchange on the last business day of the period. Interest and dividend income is recorded net of foreign withholding taxes and calculated using the exchange rate in effect when the income is recognized. The effect of changes in exchange rates on assets and liabilities, income and realized gains or losses is included as part of net realized gain (loss) on consolidated funds' investments and net change in unrealized appreciation (depreciation) on consolidated funds' investments in the consolidated statements of operations.
Investments, at Fair Value
The consolidated funds are primarily investment limited partnerships that reflect their investments (the “portfolio holdings”), including majority-owned and controlled investments, at fair value. The Company has retained the specialized investment company accounting guidance under GAAP for the consolidated funds with respect to consolidated investments. Thus, the consolidated investments are reflected on the consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds' investments in the consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by management using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. The Company reviews the significant unobservalbe inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on the facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “—Non-publicly Traded Equity and Real Estate Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date.
Exchange-traded Investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not readily marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the perceived risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or analysis of market studies. Instances where the Company has applied discounts to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the Company's consolidated statements of financial condition and results of operations for all periods presented.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Credit-oriented Investments (including Real Estate Loan Portfolios)
Investments in corporate and government debt which are not listed or admitted to trading on any securities exchange are valued at the mean of the last bid and ask prices on the valuation date based on quotations supplied by recognized quotation services or by reputable broker-dealers.
The market-yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows and discounted using estimated current market rates. Discounted cash flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrower. Consideration is also given to a borrower's ability to meet principal and interest obligations; this may include an evaluation of collateral and/or the underlying value of the borrower utilizing techniques described below under “—Non-publicly Traded Equity and Real Estate Investments.”
Non-publicly Traded Equity and Real Estate Investments
The fair value of equity and real estate investments is determined using a cost, market or income approach. The cost approach is based on the current cost of reproducing a real estate investment less deterioration and functional and economic obsolescence. The market approach utilizes valuations of comparable public companies and transactions, and generally seeks to establish the enterprise value of the portfolio company or investment property using a market-multiple methodology. This approach takes into account the financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company or investment property. Consideration may also be given to factors such as acquisition price of the security or investment property, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company or investment property relative to its comparable companies or properties, industry trends, general economic and market conditions, and others deemed relevant. The income approach is typically a discounted cash-flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values, and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.
The valuation of securities may be impacted by expectations of investors' receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the period of time elapsed from the date of the investment to the valuation date), and applicable restrictions on the transferability of the securities.
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
Securities Sold Short
Securities sold short represent obligations of the consolidated funds to make a future delivery of a specific security and, correspondingly, create an obligation to purchase the security at prevailing market prices (or deliver the security, if owned by the consolidated funds) as of the delivery date. As a result, these short sales create the risk that the funds' obligations to satisfy the delivery requirement may exceed the amount recorded in the accompanying consolidated statements of financial condition.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

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
Credit Default Swaps
A credit default swap (“CDS”) is a financial instrument used to transfer the credit risk of a reference entity from one party to another for a specified period of time. In a standard CDS contract, one party (the “protection buyer”) agrees to pay a premium (commonly based on a rate of a notional principal amount) to another party (the “protection seller”) in exchange for a contingent payment in the event of a pre-defined credit event that relates to an obligation of a reference entity. The reference entity of the swap can be a single issuer, a basket of issuers or an index. Types of underlying referenced obligations can be, but are not limited to, corporate bonds, bank loans, sovereign debt and asset-backed securities. When a credit event is triggered, the protection seller is obligated to pay the contingent payment to the buyer, which is typically the par value (full notional value) of the reference obligation, though the actual payment may be mitigated by terms of the International Swaps and Derivatives Association Master Agreement allowing for netting arrangements and collateral. The contingent payment may be a cash settlement or a physical delivery of the reference obligation in return for payment of the face amount of the obligation. These contingent amounts are partially offset by any recovery value of the respective referenced obligation, upfront payments received upon entering into the agreement, if any, or net amounts received from the settlement of buy protection agreements entered into by the consolidated funds for the same referenced entity or entities. If a consolidated fund is a protection buyer and no credit event occurs, the fund may lose its investment and recover nothing. However, if a credit event occurs, the protection buyer typically receives full notional value for a reference obligation that may have little or no value. Based on the complex nature of the settlement process and volatility of the market, the Company is generally unable to reasonably estimate the amount of potential future recovery values.
In addition to general market risks, CDS contracts are subject to liquidity and counterparty risk. A CDS may entail greater risks than those of other instruments, including the risk of mispricing due to limited availability of pricing sources and the risk that changes in the value of the swap may not correlate with the underlying asset. A CDS may be highly illiquid because such instruments typically are traded over-the-counter and are not exchange traded. When a fund is a protection buyer, the fund is exposed to credit risk relating to whether the counterparty will meet its obligation upon the occurrence of a credit event. When a fund is a protection seller, it is exposed to off-balance sheet risk to the extent that its ultimate obligation to the counterparty upon the occurrence of a credit event may be significantly higher than the fair value reflected in the consolidated statements of financial condition.
CDS contracts are valued by the Company based in part on quotations provided by an independent pricing service, with changes in value recorded as unrealized appreciation or depreciation. Upfront payments received or paid by the consolidated funds are reflected as an asset or liability in the consolidated statements of financial condition. For further information regarding CDS contracts, please see note 5.
Total Return Swaps
A total return swap is an agreement to exchange cash flows based on an underlying asset. Pursuant to these agreements, a fund may deposit collateral with the counterparty and may pay a swap fee equal to a fixed percentage of the value of the underlying security (notional amount). A fund earns interest on cash collateral held on account with the counterparty and may be required to deposit additional collateral equal to the unrealized appreciation or depreciation on the underlying asset. Changes in the underlying value of the swaps recorded as unrealized gains or losses are based on changes in the underlying value of the security. All amounts exchanged with the swap counterparty representing capital appreciation or depreciation, dividend income and expense, items of interest income on short proceeds, borrowing costs on short sales, and commissions are recorded as realized

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

gains or losses. Dividend income and expense on the underlying assets are accrued as unrealized gains or losses on the ex-date. The average notional amounts of total return swap contracts outstanding during 2013 were $463,596 long and $30,536 short. The average notional amounts of total return swaps outstanding during 2012 were $487,706 long and $33,891 short.
Due From Brokers
Due from brokers represents cash owned by the consolidated funds, as well as cash collateral, on deposit with brokers and counterparties, and is used as collateral for the consolidated funds' securities and swaps.
Risks and Uncertainties
Certain consolidated funds invest primarily in the securities of entities that are undergoing, or are considered likely to undergo, reorganization, debt restructuring, liquidation or other extraordinary transactions. Investments in such entities are considered speculative and involve substantial risk of principal loss. Certain of the consolidated funds' investments may also consist of securities that are thinly traded, securities and other assets for which no market exists, and securities which are restricted as to their transferability. Additionally, investments are subject to concentration and industry risks, reflecting numerous factors, including political, regulatory or economic issues that could cause the investments and their markets to be relatively illiquid and their prices relatively volatile. Investments denominated in non-U.S. currencies or involving non-U.S. domiciled entities are subject to risks and special considerations not typically associated with U.S. investments. Such risks may include, but are not limited to, investment and repatriation restrictions; currency exchange-rate fluctuations; adverse political, social and economic developments; less liquidity; smaller capital markets; and certain local tax law considerations.
Credit risk is the potential loss that may be incurred from the failure of a counterparty or an issuer to make payments according to the terms of a contract. Some consolidated funds are subject to additional credit risk due to strategies of investing in debt of financially distressed issuers or derivative instruments, as well as involvement in privately-negotiated structured notes and structured-credit transactions. Counterparties include custodian banks, major brokerage houses and their affiliates. The Company monitors the creditworthiness of the financial institutions with which it conducts business.
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
The consolidated funds may invest in real property and real estate-related investments, including commercial mortgage-backed securities (“CMBS”) and real estate loans, that entail substantial inherent risks. There can be no assurance that such investments will increase in value or that significant losses will not be incurred. CMBS are subject to a number of risks, including credit, interest rate, prepayment and market. These risks can be affected by a number of factors, including general economic conditions, particularly those in the area where the related mortgaged properties are located, the level of the borrowers' equity in the mortgaged properties, and the relative timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. Real estate loans include residential or commercial loans that are non-performing at the time of their acquisition or that become non-performing following their acquisition. Non-performing real estate loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or write-down of the principal balance. Moreover, foreclosure on collateral securing one or more real estate loans held by the consolidated funds may be necessary, which may be lengthy and expensive. Residential loans are typically subject to risks associated with the value of the underlying properties, which may be affected by a number of factors including general economic conditions, mortgage qualification standards, local market conditions such as employment levels, the supply of homes, and the safety, convenience and attractiveness of the properties and neighborhoods. Commercial loans are typically subject to risks associated with the ability of the borrower to repay, which may be impacted by general economic conditions, as well as borrower-specific factors including the quality of management, the ability to generate sufficient income to make scheduled principal and interest payments, or the ability to obtain alternative financing to repay the loan.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Certain consolidated funds hold over-the-counter derivatives that may allow counterparties to terminate derivative contracts prior to maturity under certain circumstances, thereby resulting in an accelerated payment of any net liability owed to the counterparty.
Recent Accounting Developments
In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance requiring enhanced disclosures that will enable users to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued additional guidance to clarify that ordinary receivables and payables are not in the scope of the amended guidance. The amendments were effective for the Company beginning January 1, 2013. The Company adopted this guidance in the first quarter of 2013 and determined that adoption did not have a material impact on its consolidated financial statements. Please see note 5 for required disclosures.
In February 2013, the FASB issued guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”), which requires entities to disclose additional information about reclassification adjustments, including changes in AOCI balances by component and significant items reclassified out of AOCI. The guidance was effective for the Company beginning January 1, 2013 and applied prospectively. The Company adopted this guidance in the first quarter of 2013 and determined that adoption did not have a material impact on its consolidated financial statements.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short in the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair value as a percentage of investments of consolidated funds as of December 31,
Investments:	2013	2012	2013	2012
United States:
Fixed income securities:
Consumer discretionary	$3,017,755	$5,072,283	7.6%	13.2%
Consumer staples	801,959	697,300	2.0	1.8
Energy	650,336	565,151	1.6	1.5
Financials	554,115	1,013,230	1.4	2.6
Health care	600,570	658,932	1.5	1.7
Industrials	1,768,600	1,957,259	4.4	5.1
Information technology	1,130,614	908,662	2.8	2.4
Materials	1,094,476	826,008	2.7	2.2
Telecommunication services	289,046	282,101	0.7	0.7
Utilities	2,182,098	1,717,978	5.6	4.5
Total fixed income securities (cost: $12,008,435 and $13,320,475 as of December 31, 2013 and 2012, respectively)	12,089,569	13,698,904	30.3	35.7
Equity securities:
Consumer discretionary	3,164,000	3,289,347	7.9	8.6
Consumer staples	482,521	444,735	1.2	1.2
Energy	570,839	448,412	1.4	1.2
Financials	6,474,365	6,001,493	16.3	15.6
Health care	310,582	134,239	0.8	0.3
Industrials	1,840,900	1,201,156	4.6	3.1
Information technology	227,608	199,003	0.6	0.5
Materials	923,933	1,407,850	2.3	3.7
Telecommunication services	51,881	15,022	0.1	0.0
Utilities	193,984	140,037	0.5	0.4
Total equity securities (cost: $11,104,484 and $11,637,988 as of December 31, 2013 and 2012, respectively)	14,240,613	13,281,294	35.7	34.6

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair value as a percentage of investments of consolidated funds as of December 31,
Investments:	2013	2012	2013	2012
Europe:
Fixed income securities:
Consumer discretionary	$1,519,530	$1,607,822	3.8%	4.2%
Consumer staples	159,489	486,037	0.4	1.3
Energy	295,942	272,079	0.7	0.7
Financials	612,123	627,161	1.5	1.6
Health care	39,189	19,585	0.1	0.0
Industrials	378,797	531,770	1.0	1.4
Information technology	22,216	5,397	0.1	0.0
Materials	663,984	717,294	1.7	1.9
Telecommunication services	175,231	190,369	0.4	0.5
Utilities	18,581	28,561	0.0	0.1
Total fixed income securities (cost: $3,349,740 and $4,383,068 as of December 31, 2013 and 2012, respectively)	3,885,082	4,486,075	9.7	11.7
Equity securities:
Consumer discretionary	198,045	117,485	0.5	0.3
Consumer staples	385,595	1,336,420	1.0	3.5
Energy	129,207	91,724	0.3	0.2
Financials	2,763,198	1,553,598	6.9	4.1
Health care	13,084	—	0.0	—
Industrials	784,524	1,388	2.0	0.0
Information technology	1,341	335	0.0	0.0
Materials	249,732	374,169	0.6	1.0
Telecommunication services	1,382	—	0.0	—
Total equity securities (cost: $4,111,171 and $2,960,210 as of December 31, 2013 and 2012, respectively)	4,526,108	3,475,119	11.3	9.1
Asia and other:
Fixed income securities:
Consumer discretionary	93,087	680,273	0.2	1.8
Consumer staples	25,424	3,615	0.1	0.0
Energy	74,167	47,776	0.2	0.1
Financials	159,369	22,186	0.4	0.1
Health care	31,057	1,622	0.1	0.0
Industrials	1,247,793	290,639	3.1	0.8
Information technology	21,842	33,260	0.1	0.1
Materials	84,107	92,974	0.2	0.2
Telecommunication services	1,884	1,939	0.0	0.0
Utilities	6,808	129,474	0.0	0.3
Total fixed income securities (cost: $1,639,694 and $1,298,868 as of December 31, 2013 and 2012, respectively)	1,745,538	1,303,758	4.4	3.4

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair value as a percentage of investments of consolidated funds as of December 31,
Investments:	2013	2012	2013	2012
Asia and other:
Equity securities:
Consumer discretionary	$422,731	$99,527	1.1%	0.3%
Consumer staples	42,937	42,688	0.1	0.1
Energy	267,494	213,490	0.7	0.6
Financials	1,211,033	973,745	3.0	2.5
Health care	8,124	71	0.0	0.0
Industrials	1,136,934	613,020	2.9	1.6
Information technology	130,714	75,583	0.3	0.2
Materials	63,395	51,296	0.2	0.1
Telecommunication services	17,719	6,044	0.0	0.0
Utilities	123,897	52,012	0.3	0.1
Total equity securities (cost: $2,734,160 and $1,726,145 as of December 31, 2013 and 2012, respectively)	3,424,978	2,127,476	8.6	5.5
Total fixed income securities	17,720,189	19,488,737	44.4	50.8
Total equity securities	22,191,699	18,883,889	55.6	49.2
Total investments, at fair value	$39,911,888	$38,372,626	100.0%	100.0%
Securities Sold Short:
Securities sold short – equities (proceeds: $137,092 and $123,575 as of December 31, 2013 and 2012, respectively)	$(140,251)	$(126,530)
As of December 31, 2013 and 2012, no single issuer or investment had a fair value that exceeded 5% of Oaktree's total consolidated net assets.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2013		2012		2011
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$3,649,821	$2,152,662	$4,421,219	$952,478	$2,008,111	$(3,233,102)
Total return, credit default and interest-rate swaps (1)	89,333	(22,619)	66,992	33,445	80,398	(60,023)
Foreign currency forward contracts (1)	(217,234)	(286,336)	85,773	(148,791)	(307,681)	233,816
Options and futures (1)	(17,922)	(238)	(13,202)	(1,972)	(36,693)	(5,367)
Total	$3,503,998	$1,843,469	$4,560,782	$835,160	$1,744,135	$(3,064,676)

(1)	Please see note 5 for additional information.
4. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, U.S. Treasury and government-agency securities, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of U.S. Treasury securities and short-term investments included in cash and cash-equivalents is a Level I valuation and the fair value of government-agency securities is a Level II valuation. The fair value of the Company's debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The estimated fair value of these debt obligations was $611.1 million and $652.9 million as of December 31, 2013 and 2012, respectively, utilizing an average borrowing rate of 3.2% and 3.1%, respectively. As of December 31, 2013, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $603.7 million, whereas a 10% decrease would increase the estimated fair value to $618.7 million. The fair value of the Company's interest-rate swaps and foreign exchange contracts is a Level II valuation and is included in accounts payable, other accrued expenses and other liabilities. As of December 31, 2013 and 2012, the fair value of the interest-rate swaps was a net liability of $4.2 million and $7.9 million, respectively, and the fair value of the foreign exchange contracts was a net asset of $1.8 million and a net liability of $0.8 million, respectively. The fair value of the Company's total-return swap, a Level II valuation, included in other assets on the consolidated balance sheet, was an asset of $4.5 million as of December 31, 2013.
In 2013, the Company elected the fair value option for certain corporate investments that otherwise would not have reflected unrealized gains and losses in current-period earnings. As of December 31, 2013, the fair value of those securities was $67.6 million and consisted of available-for-sale equity securities. The gain from changes in fair value included in 2013 earnings was $17.1 million, and is included in investment income on the consolidated statements of operations. Accounting for these investments at fair value is consistent with how the Company accounts for its other corporate investments, which are primarily investments in funds. The valuation methods used to measure the fair value of such investments is consistent with the valuation methodologies applied to investments held by the consolidated funds.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair-value hierarchy levels:

As of December 31, 2013:	Level I	Level II	Level III	Total
Corporate debt – bank debt	$—	$7,352,129	$2,809,437	$10,161,566
Corporate debt – all other	798	5,125,646	2,432,179	7,558,623
Equities – common stock	4,804,068	1,109,270	6,700,015	12,613,353
Equities – preferred stock	4,101	8,483	919,771	932,355
Real estate	—	37,184	6,221,294	6,258,478
Real estate loan portfolio	—	—	2,369,441	2,369,441
Other	2,656	1,708	13,708	18,072
Total investments	$4,811,623	$13,634,420	$21,465,845	$39,911,888
Securities sold short – equities	$(140,251)	$—	$—	$(140,251)
Options written (net)	$(1,862)	$16,853	$—	$14,991
Swaps (net)	—	11,222	—	11,222
Swaptions (net)	—	5,392	—	5,392
Forward contracts (net)	—	(83,481)	—	(83,481)
Futures (net)	(3,067)	—	—	(3,067)

As of December 31, 2012:	Level I	Level II	Level III	Total
Corporate debt – bank debt	$—	$7,412,691	$2,253,476	$9,666,167
Corporate debt – all other	—	6,663,519	3,159,051	9,822,570
Equities – common stock	3,362,742	1,055,465	8,101,051	12,519,258
Equities – preferred stock	2,520	2,133	650,096	654,749
Real estate	—	—	3,946,142	3,946,142
Real estate loan portfolio	—	—	1,737,822	1,737,822
Other	1,933	8,438	15,547	25,918
Total investments	$3,367,195	$15,142,246	$19,863,185	$38,372,626
Securities sold short – equities	$(126,530)	$—	$—	$(126,530)
Options written (net)	$—	$5,520	$—	$5,520
Swaps (net)	—	(5,539)	44,705	39,166
Forward contracts (net)	—	(93,863)	—	(93,863)
Futures (net)	90	—	—	90

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Other	Total
2013:
Beginning balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Transfers into Level III	377,448	2,410	367,562	387,757	15,055	—	—	—	1,150,232
Transfers out of Level III	(656,354)	(327,612)	(1,222,610)	(35,771)	—	—	—	—	(2,242,347)
Purchases	1,673,352	428,783	1,437,693	280,531	2,200,559	1,226,791	—	—	7,247,709
Sales	(1,120,160)	(1,029,515)	(2,590,023)	(316,187)	(978,064)	(866,588)	(91,101)	—	(6,991,638)
Realized gains (losses), net	33,427	120,610	956,094	41,553	194,681	39,755	91,070	(27,386)	1,449,804
Unrealized appreciation (depreciation), net	248,248	78,452	(349,752)	(88,208)	842,921	231,661	(44,674)	25,547	944,195
Ending balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$198,469	$165,124	$246,039	$(42,108)	$777,549	$231,662	$—	$(1,783)	$1,574,952
2012:
Beginning balance	$1,978,637	$3,155,241	$6,164,025	$1,090,107	$2,786,862	$479,690	$—	$18,824	$15,673,386
Transfers into Level III	476,034	688,299	785,470	6,884	39,199	—	2,317	—	1,998,203
Transfers out of Level III	(547,130)	(592,397)	(306,648)	(98,797)	(5,353)	—	—	—	(1,550,325)
Purchases	1,667,292	953,076	1,009,258	53,788	1,361,920	2,104,577	—	500	7,150,411
Sales	(1,329,534)	(1,183,277)	(564,217)	(410,261)	(914,108)	(988,399)	—	(7,835)	(5,397,631)
Realized gains (losses), net	50,938	112,396	178,115	318,498	249,933	35,650	—	5,404	950,934
Unrealized appreciation (depreciation), net	(42,761)	25,713	835,048	(310,123)	427,689	106,304	42,388	(1,346)	1,082,912
Ending balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(45,214)	$23,779	$847,098	$14,873	$531,768	$106,304	$42,388	$(64)	$1,520,932
Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds' investments or net change in unrealized appreciation (depreciation) on consolidated funds' investments in the consolidated statements of operations.
Transfers between Level I and Level II for the years ended December 31, 2013 and 2012 included transfers from Level II to Level I of $1,295.4 million and $11.5 million, respectively, as certain common equity securities began trading on a securities exchange.
Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market activity during the period and thus were valued using observable inputs. Transfers into Level III were typically due to certain investments that experienced a less significant level of market activity during

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

the period or portfolio companies that undertook restructurings or bankruptcy proceedings and thus were valued in the absence of observable inputs.
The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the consolidated funds' Level III investments as of December 31, 2013:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$40,998	Discounted cash flow (1)	Discount rate	13% – 15%	14%
	571,865	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	5x
	321,619	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	139,002	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	328,712	Discounted cash flow (1)	Discount rate	12% – 17%	14%
	335,270	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	11% – 20%	14%
	59,349	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 6x	6x
	77,550	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	208,436	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	840,871	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	67,280	Discounted cash flow (1)	Discount rate	13% – 14%	13%
	437,522	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 7x	6x
	79,020	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	704,430	Discounted cash flow (1)	Discount rate	8% – 15%	11%
	337,406	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 7x	7x
	291,925	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	400,361	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
Consumer discretionary:	57,560	Discounted cash flow (1)	Discount rate	12% – 14%	13%
	504,550	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	9x
	97,834	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	140,705	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	344,636	Market approach (comparable companies) (2)	Earnings multiple (3)	12x – 14x	13x
	407,823	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.2x	1.1x
	185,140	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Industrials:	1,511,811	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 12x	8x
	1,064,686	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.4x	1.1x
	745,519	Recent transaction price (5)	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Materials:	$1,014,930	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	1,604	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	56,064	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	60,451	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	1,052,158	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 11x	9x
	21,790	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	107,361	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	245,164	Other	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	1,997,927	Discounted cash flow (1)(7)	Discount rate	8% – 36%	14%
			Terminal capitalization rate	6% – 15%	8%
			Direct capitalization rate	7% – 8%	8%
			Net operating income growth rate	1% – 30%	9%
			Absorption rate	16% – 44%	32%
	1,230,234	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 12x	12x
	427,452	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.3x – 1.5x	1.4x
	710,888	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	684,802	Sales approach (8)	Market transactions	Not applicable	Not applicable
	1,169,991	Recent market information (6)	Quoted prices / discount	0% – 6%	5%
Real estate loan portfolios:
	593,986	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	1,775,455	Discounted cash flow (1)(7)	Discount rate	10% – 24%	15%
Other	13,708
Total Level III investments	$21,465,845

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the Company's Level III investments as of December 31, 2012:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$163,978	Discounted cash flow (1)	Discount rate	7% – 15%	13%
	233,160	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 12x	8x
	673,870	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	202,878	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Consumer staples:	317,589	Discounted cash flow (1)	Discount rate	12% – 14%	12%
	283,020	Market approach (comparable companies) (2)	Earnings multiple (3)	9x – 10x	9x
	104,956	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	7,424	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	15,055	Discounted cash flow (1)	Discount rate	9% – 11%	10%
	106,777	Market approach (comparable companies) (2)	Earnings multiple (3)	9x – 11x	10x
	22,774	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	439,281	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	544,628	Discounted cash flow (1)	Discount rate	8% – 19%	14%
	173,006	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 10x	8x
	92,899	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	419,825	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	176,334	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	63,132	Discounted cash flow (1)	Discount rate	13% – 15%	14%
	464,236	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	173,248	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	252,080	Discounted cash flow (1)	Discount rate	7% – 16%	14%
	208,950	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 6x	6x
	103,269	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	104,760	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	110,103	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
Consumer staples:	1,591,730	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 9x	8x
Financials:	758,887	Market approach (comparable companies) (2)	Earnings multiple (3)	10x – 14x	12x
	306,977	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.2x	1.1x
	1,412,616	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	9,630	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Industrials:	$879,752	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	8x
	1,388	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	658,463	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Materials:	1,685,758	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	81,673	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	57,560	Discounted cash flow (1)	Discount rate	13% – 15%	14%
	1,031,830	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 12x	8x
	82,131	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	32,955	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	86,828	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	72,969	Other	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	1,306,815	Discounted cash flow (1)(7)	Discount rate	8% – 28%	14%
			Terminal capitalization rate	6% – 11%	8%
			Direct capitalization rate	7% – 8%	8%
			Net operating income growth rate	1% – 29%	11%
			Absorption rate	14% – 33%	27%
	844,610	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 13x	12x
	737,011	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.7x – 1.8x	1.8x
	674,292	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	243,791	Sales approach (8)	Market transactions	Not applicable	Not applicable
	139,623	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Real estate loan portfolios:
	1,245,538	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	102,153	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	390,131	Discounted cash flow (1)(7)	Discount rate	14% – 20%	15%
Other	15,547
Total Level III investments	$19,907,890

(1)
A discounted cash flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, as well as certain equity investments, real estate-oriented investments and real estate loan portfolios.

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
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

(5)
Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date. The fair value may also be based on a pending transaction expected to close after the valuation date.

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

(9)
The discount rate is the significant unobservable input used in the fair-value measurement of performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, as well as certain equity investments and real estate loan portfolios. An increase (decrease) in the discount rate would result in a lower (higher) fair-value measurement.

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

(12)	The weighted average is based on the fair value of the investments included in the range.
A significant amount of judgment may be required when using unobservable inputs, including assessing the accuracy of source data and the results of pricing models. The Company assesses the accuracy and reliability of the sources it uses to develop unobservable inputs. These sources may include third-party vendors that the Company believes are reliable and commonly utilized by other market place participants. As described in note 2, other factors beyond the unobservable inputs described above may have a significant impact on investment valuations.
During the year ended December 31, 2013, there were changes in the techniques used for purposes of valuing certain Level III-type investments. One real estate-oriented investment commenced trading on a securities exchange; thus, it changed from a market approach based on the value of underlying assets to a valuation based on recent market information, as adjusted for factors stemming from the structure of the equity interests owned by the consolidated funds. The valuation technique for certain real estate loan portfolios changed to a discounted cash flow method from a combination of recent market and sales information, as a result of a lack of recent market transaction data. One credit-oriented investment changed to a market approach based on comparable companies from a valuation based on underlying assets as a result of a change in the composition of the underlying investment.
During the year ended December 31, 2012, the valuation technique for two real estate-oriented investments changed to a market approach based on comparable companies from a discounted cash flow approach as a result of a change in the composition of the underlying investments.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

5. HEDGES AND OTHER DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments as part of its overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business are addressed as part of the Company's overall risk management strategy that may include the use of derivative instruments to economically hedge or reduce these exposures. From time to time, the Company may enter into (a) foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with changes in foreign currency exchange rates, and (b) interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable rate borrowings. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade credit ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
In January 2013, the Company entered into an interest-rate swap with a notional value of $175.0 million, of which $168.8 million was designated to hedge a portion of the interest-rate risk associated with its variable-rate borrowings. In conjunction with the Company’s existing interest-rate swap, this swap effectively fixed the annual interest rate at a blended rate of 2.60%, based on the Company's current credit ratings, on the bulk of the first four years of the Company's term loan.
As of December 31, 2013, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $378.8 million. These hedges continued to be effective as of December 31, 2013. As of December 31, 2012, the Company had one interest-rate swap designated as a cash-flow hedge with a notional value of $240.0 million.
In August 2013, to facilitate its investment management activities, the Company entered into a two-year total return swap (“TRS”) agreement with a financial institution to meet certain investment objectives for which the primary risk exposure is credit. Pursuant to the TRS agreement, as of December 31, 2013, the Company had deposited $50 million in cash collateral with the counterparty and had the ability to access up to $200 million of U.S. dollar-denominated debt securities underlying the TRS. The Company will be entitled to receive or obligated to pay certain amounts based on the interest income or expense, as well as changes in the market values, of the TRS's underlying reference securities. The Company pays interest on the outstanding notional amount of the underlying reference securities at a spread to LIBOR. The TRS's fair value is based on changes in the fair value of the underlying reference securities, which are recorded as unrealized gains or losses until realized.
Freestanding derivatives are instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These instruments may include foreign currency exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of forward currency sell contracts consisted of the following:

As of December 31, 2013:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/8/14-10/31/14	115,685	$153,959	$159,485	$(5,526)
USD (buy GBP), expiring 1/8/14-9/30/14	54,361	54,361	50,286	4,075
GBP, expiring 4/30/14	3,000	4,643	4,966	(323)
Japanese Yen, expiring 1/31/14-1/30/15	6,261,700	63,107	59,581	3,526
Total		$276,070	$274,318	$1,752
As of December 31, 2012:
Euro, expiring 1/7/13-10/31/13	93,500	$104,155	$105,997	$(1,842)
Japanese Yen, expiring 2/28/13-5/31/13	1,330,000	16,418	15,379	1,039
Total		$120,573	$121,376	$(803)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

The fair value of the TRS contract, which is included in other assets in the consolidated statements of financial condition, consisted of the following:

As of December 31, 2013	Notional	Fair Value
Total-return swap	$189,089	$4,515
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded on the consolidated statements of operations as follows:

	For the Year Ended December 31,
Foreign Currency Forward Contracts:	2013	2012	2011
General and administrative expenses (1)	$3,763	$1,545	$(1,688)

Total-return Swap:
Investment income	$4,515	$—	$—

(1)
To the extent that the Company's freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of both December 31, 2013 and 2012, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
Derivatives Held By Consolidated Funds
Certain consolidated funds utilize derivative instruments in ongoing investment operations. These derivatives primarily consist of foreign currency forward contracts utilized to manage currency risk, interest-rate swaps to hedge interest-rate risk, options and futures used to hedge exposure for specific securities, and total-return and credit-default swaps utilized mainly to obtain exposure to leveraged loans or to participate in foreign markets not readily accessible. The primary risk exposure for options and futures is price, while the primary risk exposure for total-return and credit-default swaps is credit. None of the derivative instruments is accounted for as a hedging instrument utilizing hedge accounting.
The impact of derivative instruments held by the consolidated funds on the consolidated statements of operations was as follows:

	Year Ended December 31,
	2013		2012		2011
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Total-return, credit-default and interest-rate swaps	$89,333	$(22,619)	$66,992	$33,445	$80,398	$(60,023)
Foreign currency forward contracts	(217,234)	(286,336)	85,773	(148,791)	(307,681)	233,816
Options and futures	(17,922)	(238)	(13,202)	(1,972)	(36,693)	(5,367)
Total	$(145,823)	$(309,193)	$139,563	$(117,318)	$(263,976)	$168,426

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Foreign Currency Contracts
Certain consolidated funds enter into foreign currency contracts to hedge foreign currencies utilized in certain current investments or future purchase commitments. All commitments are valued using the applicable foreign currency exchange rate, with the resulting unrealized gain or loss included in income. Gains or losses are realized at the time forward contracts are either extinguished or closed if entering into an offsetting contract.
The average notional amounts of foreign currency contracts outstanding during 2013 were $4.5 billion long and $243.6 million short, and during 2012 were $3.8 billion long and $205.2 million short. Outstanding foreign currency contracts as of December 31, 2013 and 2012, which included $51.8 million and $53.3 million of gross unrealized appreciation, and $135.2 million and $147.2 million of gross unrealized depreciation, respectively, were as follows.

As of December 31, 2013:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/6/14-3/4/15	(1,324,989)	$1,832,932	$1,878,449	$(45,517)
Pound Sterling, expiring 1/6/14-12/12/14	(905,090)	1,437,028	1,510,779	(73,751)
Canadian Dollar, expiring 1/16/14-2/13/14	(8,289)	7,864	7,706	158
Australian Dollar, expiring 1/16/14-6/12/14	(404,642)	376,193	361,010	15,183
Hong Kong Dollar, expiring 1/23/14	(37,208)	4,800	4,799	1
Japanese Yen, expiring 1/10/14-11/28/14	(37,773,587)	383,383	359,072	24,311
Swiss Franc, expiring 1/23/14	(2,355)	2,635	2,648	(13)
Singapore Dollar, expiring 1/23/14	(5,741)	2,717	2,633	84
South Korean Won, expiring 1/23/14	(1,236,110)	1,161	1,177	(16)
New Zealand Dollar, expiring 2/13/14-6/12/14	(114,303)	94,065	92,984	1,081
Danish Krone, expiring 11/4/14	(314,524)	57,007	58,047	(1,040)
Indian Rupee, expiring 1/2/14-12/1/15	424,331	(6,106)	(6,502)	396
Korean Won, expiring 2/4/14-7/23/14	(104,273,576)	93,775	98,133	(4,358)
Total		$4,287,454	$4,370,935	$(83,481)

As of December 31, 2012:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/7/13-6/27/14	(1,612,565)	$2,030,641	$2,126,806	$(96,165)
Pound Sterling, expiring 1/7/13-8/3/15	(419,386)	666,362	680,600	(14,238)
Canadian Dollar, expiring 1/10/13-3/14/13	(14,743)	15,056	14,789	267
Australian Dollar, expiring 1/10/13-3/14/13	(643,136)	654,139	665,263	(11,124)
Hong Kong Dollar, expiring 1/17/13	(31,301)	4,038	4,038	—
Japanese Yen, expiring 1/10/13-11/29/13	(32,661,235)	413,138	377,884	35,254
Swiss Franc, expiring 1/7/13-1/17/13	(10,041)	10,803	10,971	(168)
Singapore Dollar, expiring 1/17/13	(1,858)	1,520	1,521	(1)
Chinese Yuan, expiring 3/7/13	—	—	(55)	(632)
New Zealand Dollar, expiring 1/10/13	(68,079)	54,573	56,133	(1,560)
Korean Won, expiring 2/4/13-6/19/14	(85,515,234)	74,002	79,498	(5,496)
Total		$3,924,272	$4,017,448	$(93,863)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Credit Default Swaps
Changes in the value of a CDS are recorded as unrealized appreciation or depreciation. Upfront payments received or paid by the consolidated funds are reflected as an asset or liability in the consolidated statements of financial condition.
As of December 31, 2013
As of December 31, 2013, payments in the amount of $3,506 had been received as upfront payments. Periodic premiums received or payments made by the consolidated funds are recorded as realized gains or losses on consolidated funds' investments, respectively, in the consolidated statements of operations. Gains or losses are realized upon early termination of the swap agreement. Collateral, in the form of cash or securities, may be required to be held in segregated accounts with a custodian in compliance with a CDS contract.
As of December 31, 2013, the consolidated funds have bought protection on various index swaps. The maximum receipts on these buy protection contracts were approximately $50,000, with terms up to five years. The net unrealized depreciation on these contracts was $4,335 as of December 31, 2013.
As of December 31, 2012
As of December 31, 2012, payments in the amount of $4,350 had been received or paid as upfront payments. Periodic premiums received or payments made by the consolidated funds are recorded as realized gains or losses on consolidated funds' investments, respectively, in the consolidated statements of operations. Gains or losses are realized upon early termination of the swap agreement. Collateral, in the form of cash or securities, may be required to be held in segregated accounts with a custodian in compliance with a CDS contract.
As of December 31, 2012, the consolidated funds have sold protection and bought protection on various single-name swaps and index swaps. There was a maximum payout of approximately $269,800 on sell protection contracts and maximum receipt of approximately $10,000 on buy protection contracts, with terms up to five years. The maximum payout amount could be offset by the subsequent sale, if any, of assets obtained via the execution of a payout event. The net unrealized appreciation on these contracts was $7,692 as of December 31, 2012. The table below summarizes the CDSs for which the consolidated funds were protection sellers as of December 31, 2012:

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Balance Sheet Offsetting
The Company recognizes all derivatives as assets or liabilities at fair value in its consolidated statements of financial condition. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. The table below sets forth the rights of setoff and related arrangements associated with derivative instruments held by the Company. The “gross amounts not offset in statements of financial condition” column in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance, but for which management has elected not to offset in the consolidated statements of financial condition.

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2013				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$7,893	$—	$7,893	$5,951	$—	$1,942
Total-return swaps	4,515	—	4,515	—	—	4,515
Subtotal	12,408	—	12,408	5,951	—	6,457
Derivative assets of consolidated funds:
Foreign currency forward contracts	51,765	—	51,765	31,223	—	20,542
Total-return, credit-default and interest-rate swaps	18,318	—	18,318	483	—	17,835
Options and futures	18,138	—	18,138	—	—	18,138
Swaptions	6,716	—	6,716	1,324	—	5,392
Subtotal	94,937	—	94,937	33,030	—	61,907
Total	$107,345	$—	$107,345	$38,981	$—	$68,364

Derivative Liabilities:
Foreign currency forward contracts	$(6,141)	$—	$(6,141)	$(4,466)	$—	$(1,675)
Interest-rate swaps	(4,171)	—	(4,171)	(1,485)	—	(2,686)
Subtotal	(10,312)	—	(10,312)	(5,951)	—	(4,361)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(135,246)	—	(135,246)	(31,223)	(11,583)	(92,440)
Total-return, credit-default and interest-rate swaps	(7,096)	—	(7,096)	(483)	(4,358)	(2,255)
Options and futures	(6,214)	—	(6,214)	—	(3,067)	(3,147)
Swaptions	(1,324)	—	(1,324)	(1,324)	—	—
Subtotal	(149,880)	—	(149,880)	(33,030)	(19,008)	(97,842)
Total	$(160,192)	$—	$(160,192)	$(38,981)	$(19,008)	$(102,203)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2012				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$1,558	$1,558	$—	$(549)	$—	$549
Derivative assets of consolidated funds:
Foreign currency forward contracts	52,663	—	52,663	34,139	—	18,524
Total-return, credit-default and interest-rate swaps	48,727	—	48,727	312	340	48,075
Options and futures	6,170	—	6,170	—	—	6,170
Subtotal	107,560	—	107,560	34,451	340	72,769
Total	$109,118	$1,558	$107,560	$33,902	$340	$73,318

Derivative Liabilities:
Foreign currency forward contracts	$(2,361)	$(1,558)	$(803)	$654	$—	$(1,457)
Interest-rate swaps	(7,900)	—	(7,900)	(105)	—	(7,795)
Subtotal	(10,261)	(1,558)	(8,703)	549	—	(9,252)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(146,526)	—	(146,526)	(34,139)	(632)	(111,755)
Total-return, credit-default and interest-rate swaps	(9,561)	—	(9,561)	(312)	(1,828)	(7,421)
Options and futures	(560)	—	(560)	—	(47)	(513)
Subtotal	(156,647)	—	(156,647)	(34,451)	(2,507)	(119,689)
Total	$(166,908)	$(1,558)	$(165,350)	$(33,902)	$(2,507)	$(128,941)

6. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company had the following debt obligations:

	As of December 31,
	2013	2012
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$10,714	$21,429
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in December 2012, payable 2.5% per quarter through September 2017, final $125,000 payment on December 21, 2017	218,750	243,750
Total remaining principal	$579,464	$615,179

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

As of December 31, 2013, future principal payments of debt obligations were as follows:

2014	$35,714
2015	25,000
2016	125,000
2017	143,750
2018	—
Thereafter	250,000
Total	$579,464
The Company was in compliance with all financial covenants associated with its senior notes and credit facilities as of and for the years ended December 31, 2013 and 2012.
In December 2012, the Company's subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $247.5 million, and the undrawn revolver under the Company's prior credit facility. The Term Loan amortizes quarterly in an amount equal to 2.5% of the original principal amount of $250 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the bulk of the first four years of the Term Loan's annual interest rate is fixed at 2.60%, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0, minimum fixed charge coverage ratio of 2.5-to-1.0 and minimum required levels of assets under management and net worth (as defined in the credit agreement) of $50 billion and $600 million, respectively. As of December 31, 2013, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial covenants.
In January 2011, the Company's subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit facility with a bank syndicate, consisting of the $300 million five-year fully-funded term loan and a $250 million three-year revolving credit facility. The Company was required to make quarterly principal payments of $7.5 million in respect of the term loan in March, June, September and December, with a final payment of $150 million, constituting the remainder of the term loan, due on January 7, 2016. This credit facility was terminated and replaced by the Credit Facility in December 2012, with proceeds from the Term Loan used to pay off the $247.5 million outstanding balance under this credit facility.
Credit Facilities of the Consolidated Funds
Certain consolidated funds maintain revolving credit facilities to fund investments between capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds' limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. Additionally, certain consolidated funds have issued senior variable rate notes to fund investments on a longer term basis, generally up to ten years. One consolidated VIE, MM CLO, has secured warehouse financing pursuant to which it has issued senior variable rate notes. The obligations of the consolidated funds are nonrecourse to the Company. For all periods presented, carrying value approximates fair value of the credit facilities and senior variable rate notes due to the short-term nature or recent issuance date. The credit facilities and senior variable rate notes are Level III valuations and were valued using a discounted cash flow analysis. As of December 31, 2013, the consolidated funds were in compliance with all covenants.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit Agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	December 31, 2013	December 31, 2012
Credit facility (3)	$434,000	$63,000	$435,000	1.45%	11/14/2018	N/A	N/A
Senior variable rate notes (3)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (3)	498,916	—	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (3)	402,375	—	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	64,500	—	$64,500	1.65%	7/20/2023	N/A	N/A
Senior variable rate notes (3)(4)	—	—	$126,000	Variable	12/23/2018	Variable	N/A
Revolving credit facility	400,000	—	$500,000	1.60%	6/26/2015	0.25%	N/A
Multi-currency term loan (5)	—	49,158	$275,000	3.00%	N/A	N/A	N/A
Revolving credit facility	67,000	38,000	$150,000	1.75%	12/15/2014	0.35%	N/A
Revolving credit facility	—	8,625	$125,000	1.75%	5/20/2014	0.35%	N/A
Revolving credit facility	—	19,400	$55,000	2.00%	12/15/2015	0.35%	2.00%
Revolving credit facility	—	—	$40,000	1.50%	12/5/2014	0.30%	1.50%
Euro-denominated revolving credit facility	13,090	63,942	€100,000	1.75%	12/17/2015	0.30%	2.00%
Revolving credit facility	2,800	—	$10,000	2.25%	9/1/2014	0.38%	N/A
Revolving credit facility	165,000	—	$350,000	1.65%	3/22/2015	0.25%	N/A
Revolving credit facility	—	—	$20,000	2.00%	1/31/2015	0.35%	N/A
Revolving credit facility	—	—	$30,000	1.50%	12/11/2015	0.20%	N/A
	$2,297,181	$491,625

(1)	The facilities bear interest, at the borrower's option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of December 31, 2013 and 2012, outstanding standby letters of credit totaled $55,954 and $76,975, respectively.

(3)	The credit facility is collateralized by the portfolio investments and cash and cash-equivalents of the fund.

(4)
The LIBOR margin is determined based on a formula defined in the borrowing agreement which incorporates different borrowing values based on the characteristics of collateral investments purchased.  The unused commitment fee rate ranges from 0% to 2.0%.

(5)	The loan was fully repaid and terminated on September 20, 2013.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$39,670,831	$41,048,607	$44,466,116
Contributions	6,507,188	6,441,090	8,305,880
Distributions	(12,783,673)	(13,993,859)	(11,668,028)
Net income	5,163,939	6,016,342	233,573
Change in distributions payable	105,735	49,109	(151,645)
Change in accrued or deferred contributions	—	41,000	(41,000)
Foreign currency translation and other	170,811	68,542	(96,289)
Ending balance	$38,834,831	$39,670,831	$41,048,607
8. UNITHOLDERS’ CAPITAL
Set forth below are the distributions per Class A unit:

Payment Date	Record Date	Applicable to Quarterly Period Ended	Distribution Per Unit
November 15, 2013	November 13, 2013	September 30, 2013	$0.74
August 20, 2013	August 16, 2013	June 30, 2013	1.51
May 21, 2013	May 17, 2013	March 31, 2013	1.41
March 1, 2013	February 25, 2013	December 31, 2012	1.05
Total 2013			$4.71

November 20, 2012	November 16, 2012	September 30, 2012	$0.55
August 21, 2012	August 17, 2012	June 30, 2012	0.79
May 25, 2012	May 21, 2012	March 31, 2012	0.55
March 7, 2012	March 1, 2012	December 31, 2011	0.42
Total 2012			$2.31

October 28, 2011	October 24, 2011	September 30, 2011	$0.29
July 29, 2011	July 25, 2011	June 30, 2011	0.51
April 29, 2011	April 25, 2011	March 31, 2011	0.64
January 31, 2011	January 25, 2011	December 31, 2010	0.90
Total 2011			$2.34

The OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of December 31, 2013 and 2012, respectively, OCGH units represented 112,584,211 of the total 151,056,717 Oaktree Operating Group units and 120,267,503 of the total 150,448,436 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,655,911 and $1,360,331, as of December 31, 2013 and 2012, respectively, the OCGH non-controlling interest was $1,234,169 and $1,087,491.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

The following table sets forth a summary of the net income (loss) attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Year Ended December 31,
	2013	2012	2011
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	115,992	122,369	125,956
Class A unitholders	34,979	28,170	22,677
Total weighted average units outstanding	150,971	150,539	148,633
Oaktree Operating Group net income (loss):
Net income (loss) attributable to OCGH non-controlling interest	$824,795	$548,265	$(446,246)
Net income (loss) attributable to Class A unitholders	243,250	126,826	(80,391)
Oaktree Operating Group net income (loss)	$1,068,045	$675,091	$(526,637)
Net income (loss) attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income (loss) attributable to Class A unitholders	$243,250	$126,826	$(80,391)
Non-Operating Group other income	—	6,260	—
Non-Operating Group expenses	(1,195)	(553)	(768)
Income tax expense of Intermediate Holding Companies	(20,057)	(24,723)	(14,813)
Net income (loss) attributable to Oaktree Capital Group, LLC	$221,998	$107,810	$(95,972)
Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group:

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to Oaktree Capital Group, LLC	$221,998	$107,810	$(95,972)
Equity reallocation between controlling and non-controlling interests	79,052	69,097	(6,413)
Change from net income (loss) attributable to Oaktree Capital Group, LLC and transfers from (to) non-controlling interest	$301,050	$176,907	$(102,385)
In May 2013, the Company issued and sold 8,050,000 Class A units in a public offering at a price to the public of $53.50 per Class A unit (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to the Company, after deducting underwriting discounts and commissions. The Company did not retain any proceeds from the sale of Class A units in the May 2013 Offering. The net proceeds from the May 2013 Offering were used to acquire interests in the Company's business from certain of the Company's directors, employees and other investors, including certain Principals and other members of the Company's senior management.
In June 2012, the Company repurchased and subsequently canceled 400,000 Class A units from an unrelated third party broker-dealer in a privately negotiated transaction. The aggregate purchase price was $14.1 million excluding commissions, which represented a per unit price of $35.30. The Company repurchased the Class A units using cash on hand. The Company did not repurchase any Class A units in the years ended December 31, 2013 and 2011.
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

9. EARNINGS PER UNIT
The computations of net income (loss) per Class A unit are set forth below:

	Year Ended December 31,
	2013	2012	2011
Weighted average units outstanding:	(in thousands, except per unit amounts)
Class A units outstanding	34,979	28,170	22,677
OCGH units exchangeable into Class A units (1)	—	—	—
Total weighted average units outstanding	34,979	28,170	22,677
Net income (loss) per Class A unit:
Net income (loss)	$221,998	$107,810	$(95,972)
Weighted average units outstanding	34,979	28,170	22,677
Basic and diluted net income (loss) per Class A unit	$6.35	$3.83	$(4.23)

(1)
Vested OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of December 31, 2013, there were 112,584,211 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 112,584,211 additional Class A units through March 1, 2023 if all such units were exchanged. For all periods presented, OCGH units have been excluded from the calculation of diluted earnings per unit because the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interest in the Oaktree Operating Group and could have an anti-dilutive effect on earnings per unit to the extent that tax-related or other expenses were to be incurred by the Company as a result of the exchange.

10. EQUITY-BASED COMPENSATION
As a part of the May 2007 Restructuring, the OCGH unitholders exchanged their interests in the Predecessor Company for units in OCGH. As a result of the service requirement, the OCGH units subject to the risk of forfeiture, equal to $4,644.8 million based on the fair value of Class A units sold in the 2007 Private Offering, were charged to compensation expense over the service period from May 25, 2007 through January 2, 2012. These units vested 20% on each of January 2, 2008, 2009, 2010, 2011 and 2012. The Company expensed this equity-based compensation with a corresponding increase in capital.
Pursuant to the Company’s exchange agreement, as amended, the general partner of OCGH may elect at its discretion to declare an open period during which an OCGH unitholder may exchange its unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing. The general partner determines the number of units eligible for exchange within a given open period and, if the OCGH unitholders request to exchange a number of units in excess of the amount eligible for exchange, the general partner determines which units to exchange taking into account appropriate factors. Upon approval by the Company’s board of directors, OCGH units selected for exchange in accordance with the foregoing will be exchanged, at the option of the board of directors, into Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing pursuant to the terms of the exchange agreement.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

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
The Company utilizes a contemporaneous valuation report in determining fair value at the date of grant for OCGH unit awards. Each valuation report is based on the market price of Oaktree's Class A units, which were traded on the GSTrUE OTC market prior to listing on the NYSE. A discount is then applied to the Class A unit market price to reflect the lack of marketability for the OCGH units. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company's business, (c) thin trading of the Class A units, and (d) prior to the initial public offering in April 2012, restrictive trading of the Class A units. Each of these factors is subject to significant judgment.
The estimated time-to-liquidity assumption has increased from approximately three years in the first quarter of 2011 to approximately five years in the most recent valuation in 2013. The estimated time to liquidity is influenced primarily by the need for (a) the general partner of OCGH to elect in its discretion to declare an open period during which an OCGH unitholder may exchange his or her unrestricted vested OCGH units for, at the option of the Company's board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and (b) the approval of the Company's board of directors to exchange such OCGH units into any of the foregoing. Board approval is based primarily on the objective of maintaining an orderly market for Oaktree's units, but may take into account any other factors that the board may deem appropriate in its sole discretion. Volatility is estimated from historical and implied volatilities of comparable public alternative asset management companies. Prior to the Company's initial public offering in April 2012, three comparable publicly-owned alternative asset managers were used in the volatility calculation. Subsequent to the Company's initial public offering in April 2012, three additional comparable companies, in addition to the Company, were included in the volatility calculations.
In valuing employee unit grants, the discount percentage applied to the Class A then-prevailing trading price was 30% for units granted in the three-year period ended December 31, 2013, except for those units granted in the first quarter of 2012 and after the first quarter of 2013, for which the discount was 25%. The decline in the discount percentage in the first quarter of 2012 was primarily attributable to declining volatility. The subsequent increase in the discount percentage in the third quarter of 2012 was primarily due to an increase in the estimated time to liquidity, while the decline in the discount rate after the first quarter of 2013 was primarily attributable to declining volatility. The calculation of compensation expense assumes a forfeiture rate of up to 1.5% annually, based on expected employee turnover. Compensation expense is revised annually or more frequently, as necessary, to adjust for actual forfeitures and to reflect expense only for those units that ultimately vest. In each period presented, forfeitures were not materially different from the assumed rate.
A total of 4,954,976 OCGH units were awarded and issued pursuant to the 2007 Oaktree Capital Group Equity Incentive Plan (the “2007 Plan”) before the Plan was discontinued on March 28, 2012. As of December 31, 2013, a maximum of 22,567,265 units have been authorized to be awarded pursuant to the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”), and 3,206,379 units (including 15,000 phantom units) have been awarded (of which 3,016,379 have been issued) under the 2011 Plan. Units under the 2011 Plan can be awarded in the form of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards. Each unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Class A and OCGH units issued and outstanding were 151,056,717 as of December 31, 2013.
In 2013, the Company granted 663,000 restricted OCGH units and 100,000 deferred OCGH units to certain of its employees and 8,508 Class A units to certain of its directors, subject to equal annual vesting generally over periods of five to ten years. As of December 31, 2013, the Company expected to recognize compensation expense on its unvested equity-based awards of $100.5 million over a weighted average period of 5.0 years. Please see note 17 for additional equity awards granted subsequent to December 31, 2013.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

A summary of the status of the Company’s unvested equity-based awards as of December 31, 2013 and a summary of changes for the three years then ended are presented below (actual dollars per unit):

	Class A Units		Class C Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	—	$—	1,800	$24.75	44,867,807	$43.48
Granted	—	—	—	—	1,523,300	25.12
Vested	—	—	(600)	24.75	(22,229,038)	43.29
Forfeited	—	—	—	—	(31,500)	25.16
Balance, December 31, 2011	—	—	1,200	24.75	24,130,569	41.13
Granted	14,969	43.14	—	—	2,457,502	32.55
Vested	(3,900)	44.00	(600)	24.75	(21,652,473)	43.11
Exchanged	600	24.75	(600)	24.75	—	—
Forfeited	—	—	—	—	(33,250)	28.74
Balance, December 31, 2012	11,669	41.91	—	—	4,902,348	28.17
Granted	8,508	47.83	—	—	763,000	34.60
Vested	(3,595)	40.07	—	—	(1,152,026)	24.10
Forfeited	—	—	—	—	(47,600)	29.54
Balance, December 31, 2013	16,582	$45.34	—	$—	4,465,722	$30.30

As of December 31, 2013, unvested units were expected to vest as follows:

	Number of Units	Weighted average Remaining Service Term (Years)
Class A units	16,582	3.5
OCGH units	4,465,722	5.0
11. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders. For periods prior to January 1, 2012, Oaktree incurred income tax expense despite reporting losses before income taxes for financial reporting purposes because the non-cash equity-based compensation expense related to the 2007 Private Offering, which caused the reported losses, was generally not deductible for income tax purposes. The final portion of the non-cash equity-based compensation expense associated with the 2007 Private Offering was charged against pre-tax income in the first quarter of 2012 and did not result in a loss before taxes for financial reporting purposes for the year ended December 31, 2012. The Company’s effective tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income tax and the three other subsidiaries that are not; consequently, the effective tax rate is subject to significant variation from period to period.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
U.S. federal income tax	$5,516	$11,232	$8,869
State and local income tax	5,148	3,737	4,786
Foreign income tax	3,195	3,351	3,588
	$13,859	$18,320	$17,243
Deferred:
U.S. federal income tax	$11,253	$7,432	$3,285
State and local income tax	1,120	5,106	560
	$12,373	$12,538	$3,845
Total:
U.S. federal income tax	$16,769	$18,664	$12,154
State and local income tax	6,268	8,843	5,346
Foreign income tax	3,195	3,351	3,588
Income tax expense	$26,232	$30,858	$21,088
The Company’s income before income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Domestic income (loss) before income taxes	$6,233,758	$6,710,286	$(264,603)
Foreign income (loss) before income taxes	3,206	(7,011)	(22,954)
Total income (loss) before income taxes	$6,236,964	$6,703,275	$(287,557)
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2013	2012	2011
Income tax expense at federal statutory rate	35.00%	35.00%	35.00%
Income passed through	(34.69)	(34.78)	(19.49)
State and local taxes, net of federal benefit	0.09	0.07	(1.75)
Foreign taxes	0.03	0.09	(4.04)
Equity-based compensation expense	—	—	(17.44)
Other, net	(0.01)	0.08	0.39
Total effective rate	0.42%	0.46%	(7.33)%

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

The income tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities was as follows:

	As of December 31,
	2013	2012	2011
Deferred tax assets:
Investment in partnerships	$277,039	$157,999	$67,918
Equity-based compensation expense	3,695	3,994	3,703
Other, net	1,822	1,697	1,365
Total deferred tax assets	282,556	163,690	72,986
Total deferred tax liabilities	3,671	4,519	4,548
Net deferred tax assets before valuation allowance	278,885	159,171	68,438
Valuation allowance	—	—	—
Net deferred tax assets	$278,885	$159,171	$68,438
In assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Although the Company had recorded pre-tax losses for financial reporting purposes in years prior to 2012, the entities that generate taxable income have generated (and are expected to generate in subsequent years) substantial book and tax basis pre-tax income. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the asset that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this asset, management has considered numerous factors which will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company has determined that, as of December 31, 2013, all deferred tax assets are more likely than not to be realized in future periods.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2013, the total reserve balance including interest and penalties was $14.8 million.
The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits, January 1	$9,472	$8,594	$7,955
Additions for tax positions related to the current year	1,633	72	822
Additions for tax positions related to prior years	1,029	806	—
Reductions for tax positions related to prior years	(806)	—	—
Settlement of tax positions	—	—	—
Lapse of statute of limitations	(938)	—	(183)
Unrecognized tax benefits, December 31	$10,390	$9,472	$8,594
The Company accrues potential interest and penalties related to uncertain tax positions as income tax expense in the consolidated statements of operations. The Company accrued $0.5 million, $1.4 million and $1.1 million in such expense for the years ended December 31, 2013, 2012 and 2011, respectively, resulting in reserves for potential interest and penalties of $4.4 million, $3.9 million and $2.5 million as of December 31, 2013, 2012 and 2011, respectively.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2009. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any current audit will have a material adverse effect on the Company’s consolidated cash flows, financial position or results of operations.
U.S. and non-U.S. taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company believes that it is reasonably possible that one outcome of these current examinations, combined with other items, may be to reduce in the next 12 months approximately $8 million to $10 million of previously accrued Operating Group income taxes. The other items are related to years with expiring statutes of limitation. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurances as to the ultimate outcomes.
Tax Receivable Agreement
Subject to certain restrictions, each holder of OCGH units has the right to exchange his or her vested units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing. Certain of the Oaktree Operating Group entities made an election under Section 754 of the U.S. Internal Revenue Code, as amended (the “Code”), which may result in an adjustment to the tax basis of the assets owned by Oaktree Operating Group at the time of an exchange. These exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would otherwise be required to pay in the future.
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
The May 2007 Restructuring involved Oaktree's purchase of Oaktree Operating Group units from the OCGH unitholders, resulting in an increase in the tax basis of the assets owned by the Oaktree Operating Group. As a result, the Company recorded a deferred tax asset and an associated liability for payments to OCGH unitholders under the tax receivable agreement. These payments are expected to occur over the period ending approximately in 2029. The establishment of a deferred tax asset increased additional paid-in capital because the transaction was between Oaktree and its unitholders. As a result of a change in state tax law that reduced the combined federal and state tax rate applicable to income from Oaktree Holdings, Inc. from 41% to 38%, the deferred tax asset under the tax receivable agreement associated with the May 2007 Restructuring was reduced from $64.4 million to $56.6 million in the second quarter of 2012, consequently reducing the related tax receivable agreement liability payable to OCGH unitholders by $6.3 million. The $6.3 million reduction in the tax receivable agreement payable was reflected in other income (expense), net in the consolidated statements of operations. The tax receivable agreement liability was further reduced by $3.3 million and $3.4 million as a result of payments made under the tax receivable agreement in November 2012 and November 2013, respectively, resulting in a tax receivable agreement liability related to the 2007 Private Offering payable to OCGH unitholders of $43.8 million as of December 31, 2013.
The exchange of OCGH units in connection with the Company’s initial public offering in April 2012 increased the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result of this increase in tax basis, the Company recorded a deferred tax asset of $103.3 million and an associated liability of $87.8 million for payments to OCGH unitholders under the tax receivable agreement, which had the effect of increasing capital by $15.5 million. These payments are expected to occur over the period ending approximately in 2034. Upon the filing of the tax returns for the year ended December 31, 2012 for Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., the Company finalized its calculation of the increased tax basis of the tangible and intangible assets of the Oaktree Operating Group resulting from the April 2012 initial public offering. As a result, the

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

Company recorded a reduction to the deferred tax asset of $2.3 million and an associated reduction in liability of $2.0 million for payments to OCGH unitholders under the tax receivable agreement, which had the effect of decreasing capital by $0.3 million. The tax receivable agreement liability was further reduced by $2.9 million as a result of payments made under the tax receivable agreement in November 2013, resulting in a tax receivable agreement liability related to the initial public offering in April 2012 payable to OCGH unitholders of $82.9 million as of December 31, 2013.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of December 31, 2013, 2012 and 2011, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,211,979, $2,137,798 and $1,686,967, respectively, for which related direct incentive income compensation expense was estimated to be $994,879, $855,604 and $659,256, respectively.
Commitments to Funds
As of December 31, 2013 and 2012, the Company, generally in the capacity as general partner, had undrawn capital commitments of $327,254 and $265,401, respectively, including commitments to both non-consolidated and consolidated funds.
Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 15 other cities in the U.S., Asia and Europe, pursuant to current lease terms expiring through 2022. Occupancy costs, including non-lease expenses,

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

for the years ended December 31, 2013, 2012 and 2011, were $17,878, $18,084 and $17,602, respectively. Additionally, Oaktree leases a corporate plane pursuant to an agreement with a scheduled termination in February 2015.
As of December 31, 2013, aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2014	$15,591
2015	12,123
2016	10,585
2017	5,266
2018	4,096
Thereafter	8,545
Total	$56,206
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of December 31, 2013 and 2012, the consolidated funds had aggregate potential credit and investment commitments of $1,307,880 and $912,001, respectively. These commitments will be funded by the funds’ cash balances, asset sales proceeds or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. On December 20, 2012, certain consolidated funds (“Funds”) entered into a £200.0 million revolving credit facility (the “RCF”) pursuant to which certain portfolio companies of the Funds (“the borrowers”) will be able to draw under the RCF during a three-year period.  The RCF has an annual commitment fee on unused commitments of 1.0% and bears interest at an annual rate equal to Libor or Euribor, as applicable, plus 2.0%.  The Funds guarantee the payment and other obligations of the borrowers under the RCF.  The amounts borrowed, accrued interest and other costs of the RCF will be paid by the portfolio companies. As of December 31, 2013 and 2012, there were $317.0 million and zero borrowings outstanding, respectively.  The Funds, as guarantors, must maintain compliance with certain financial covenants at all times. As of December 31, 2013, the Funds were in compliance with these financial covenants.
The aggregate amounts guaranteed in addition to those described for the RCF were not material to the consolidated financial statements as of December 31, 2013 and 2012.
13. EMPLOYEE BENEFITS
Oaktree provides certain employee benefits, including a voluntary 401(k) savings plan for which the Company makes an annual profit sharing contribution equal to up to 4.5% of total compensation for employees below certain compensation levels and up to 13.4% of total compensation, subject to prescribed limits, for employees meeting certain eligibility requirements. For the years ended December 31, 2013, 2012 and 2011, the Company incurred expenses of $6.0 million, $6.4 million and $5.2 million, respectively, in connection with the plan. Oaktree also has a discretionary annual bonus program for all employees, which is based, in part, on annual adjusted net income.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

14. RELATED PARTY TRANSACTIONS
The Company considers its Principals, employees and non-consolidated Oaktree funds to be affiliates. Amounts due from and to affiliates were comprised of the following:

	As of December 31,
	2013	2012
Due from affiliates:
Loans	$41,095	$38,091
Amounts due from non-consolidated funds	1,220	661
Payments made on behalf of non-consolidated entities	3,272	3,444
Non-interest bearing advances made to certain non-controlling interest holders and employees	2,187	2,393
Total due from affiliates	$47,774	$44,589
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 11)	$240,911	$134,953
Amounts due to Principals, certain non-controlling interest holders and employees	2,075	1,212
Total due to affiliates	$242,986	$136,165
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $1,629, $1,396 and $939 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Other Investment Transactions
The Company’s Principals, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees' behalf. These advances are generally reimbursed toward the end of the calendar quarter in which the capital calls occurred. Amounts temporarily advanced by the Company are included in non-interest bearing advances made to certain non-controlling interest holders and employees.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
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
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2013 and 2012, there was approximately $16.0 million and $14.0 million, respectively, of such potentially restricted amounts.
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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before the Company’s initial public offering, (b) income taxes, (c) expenses that Oaktree Capital Group, LLC or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

ANI was as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Management fees	$749,901	$747,440	$724,321
Incentive income	1,030,195	461,116	303,963
Investment income	258,654	202,392	23,763
Total revenues	2,038,750	1,410,948	1,052,047
Expenses:
Compensation and benefits	(365,306)	(329,741)	(308,115)
Equity-based compensation	(3,828)	(318)	—
Incentive income compensation	(436,217)	(222,594)	(179,234)
General and administrative	(117,361)	(102,685)	(94,655)
Depreciation and amortization	(7,119)	(7,397)	(6,583)
Total expenses	(929,831)	(662,735)	(588,587)
Adjusted net income before interest and other income (expense)	1,108,919	748,213	463,460
Interest expense, net of interest income (1)	(28,621)	(31,730)	(33,867)
Other income (expense), net	409	767	(1,209)
Adjusted net income	$1,080,707	$717,250	$428,384

(1)	Interest income was $3.2 million, $2.6 million and $2.3 million for the years ended December 31, 2013, 2011 and 2010, respectively.

A reconciliation of net income (loss) attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to Oaktree Capital Group, LLC	$221,998	$107,810	$(95,972)
Incentive income (1)	(64,460)	—	—
Incentive income compensation (1)	46,334	—	—
Equity-based compensation (2)	24,613	36,024	948,746
Income taxes (3)	26,232	30,858	21,088
Non-Operating Group other income (4)	—	(6,260)	—
Non-Operating Group expenses (4)	1,195	553	768
OCGH non-controlling interest (4)	824,795	548,265	(446,246)
Adjusted net income	$1,080,707	$717,250	$428,384

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for 2012 and 2011.

(2)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before the Company’s initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect the Company's financial position.

(3)	Because adjusted net income is a pre-tax measure, this adjustment eliminates the effect of income tax expense from adjusted net income.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

(4)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following tables reconcile the Company’s segment information to the consolidated financial statements:

	As of or for the Year Ended December 31, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$749,901	$(557,296)	$192,605
Incentive income (1)	1,030,195	(1,027,878)	2,317
Investment income (1)	258,654	(202,627)	56,027
Total expenses (2)	(929,831)	(177,231)	(1,107,062)
Interest expense, net (3)	(28,621)	(32,539)	(61,160)
Other income, net	409	—	409
Other income of consolidated funds (4)	—	7,153,828	7,153,828
Income taxes	—	(26,232)	(26,232)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(5,163,939)	(5,163,939)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(824,795)	(824,795)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$1,080,707	$(858,709)	$221,998
Corporate investments (5)	$1,197,173	$(1,027,246)	$169,927
Total assets(6)	$2,817,127	$42,446,127	$45,263,254

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $24,613 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $105,089, (c) expenses incurred by the Intermediate Holding Companies of $1,195 and (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $46,334.

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$747,440	$(612,872)	$134,568
Incentive income (1)	461,116	(450,701)	10,415
Investment income (1)	202,392	(177,010)	25,382
Total expenses (2)	(662,735)	(127,868)	(790,603)
Interest expense, net (3)	(31,730)	(14,043)	(45,773)
Other income, net (4)	767	6,260	7,027
Other income of consolidated funds (5)	—	7,362,259	7,362,259
Income taxes	—	(30,858)	(30,858)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(6,016,342)	(6,016,342)
Net loss attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(548,265)	(548,265)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$717,250	$(609,440)	$107,810
Corporate investments (6)	$1,115,952	$(1,017,002)	$98,950
Total assets (7)	$2,359,548	$41,510,450	$43,869,998

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $36,024 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $91,291 and (c) expenses incurred by the Intermediate Holding Companies of $553.

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2011
	Segment	Adjustments	Consolidated
Management fees (1)	$724,321	$(583,606)	$140,715
Incentive income (1)	303,963	(288,908)	15,055
Investment income (1)	23,763	(15,163)	8,600
Total expenses (2)	(588,587)	(1,056,277)	(1,644,864)
Interest expense, net (3)	(33,867)	(17,076)	(50,943)
Other income, net	(1,209)	—	(1,209)
Other income of consolidated funds (4)	—	1,245,089	1,245,089
Income taxes	—	(21,088)	(21,088)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(233,573)	(233,573)
Net loss attributable to OCGH non-controlling interest in consolidated subsidiaries	—	446,246	446,246
Adjusted net income/net loss attributable to Oaktree Capital Group, LLC	$428,384	$(524,356)	$(95,972)
Corporate investments (5)	$1,159,287	$(1,037,462)	$121,825
Total assets (6)	$2,083,908	$42,210,248	$44,294,156

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $948,746 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $106,763 and (c) expenses incurred by the Intermediate Holding Companies of $768.

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013
($ in thousands, except where noted)

17. SUBSEQUENT EVENTS
In January 2014, the Company issued 1,667,300 restricted OCGH units and 7,164 Class A units to its employees and directors. These issuances are subject to annual vesting over a weighted average period of approximately five years and were not eligible to participate in the distribution paid on February 27, 2014, which was related to the fourth quarter of 2013.
On February 13, 2014, the Company declared a distribution attributable to the fourth quarter of 2013 of $1.00 per Class A unit, bringing the aggregate distributions for fiscal year 2013 to $4.66. The distribution of $1.00 was paid on February 27, 2014 to Class A unitholders of record at the close of business on February 24, 2014.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$42,539	$52,414	$56,786	$43,183
Expenses	(275,505)	(285,540)	(214,158)	(331,859)
Other income	2,626,671	1,285,947	1,247,329	1,989,157
Income before income taxes	$2,393,705	$1,052,821	$1,089,957	$1,700,481
Net income	$2,383,548	$1,044,830	$1,089,231	$1,693,123
Net income attributable to Oaktree Capital Group, LLC	$57,566	$56,577	$42,948	$64,907
Net income per unit (basic and diluted):
Net income per Class A unit	$1.91	$1.71	$1.12	$1.69
Distributions declared per Class A unit	$1.05	$1.41	$1.51	$0.74

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$37,068	$29,207	$31,906	$46,802
Expenses	(167,567)	(207,008)	(168,020)	(248,008)
Other income	2,416,536	1,015,349	2,356,217	1,560,793
Income before income taxes	$2,286,037	$837,548	$2,220,103	$1,359,587
Net income	$2,278,270	$823,623	$2,214,302	$1,356,222
Net income attributable to Oaktree Capital Group, LLC	$18,608	$24,719	$25,212	$39,271
Net income per unit (basic and diluted):
Net income per Class A unit	$0.82	$0.84	$0.84	$1.30
Distributions declared per Class A unit	$0.42	$0.55	$0.79	$0.55

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of management, including our Managing Principal and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2013 was effective.
Attestation Report of the Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our financial statements included in this annual report and has issued its attestation report on our internal control over financial reporting as of December 31, 2013, which is included in “Financial Statements and Supplementary Data.”

Item 9B. Other Information
Appointment of Chief Accounting Officer and Designation of Principal Accounting Officer
On February 24, 2014, the Company’s board of directors appointed Susan Gentile as Chief Accounting Officer and designated Ms. Gentile as our principal accounting officer, replacing David Kirchheimer, our Chief Financial Officer and Chief Administrative Officer and a Principal of our firm, who previously served as our principal accounting officer. Mr. Kirchheimer will continue to serve as our Chief Financial Officer and Chief Administrative Officer and as a Principal. Please see “Directors, Executive Officers and Corporate Governance—Executive Officers and Directors” for Ms. Gentile’s biography.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of February 28, 2014:

Name	Age	Position
Howard S. Marks	67	Director, Chairman and Principal

Bruce A. Karsh	58	Director, President, Chief Investment Officer and Principal

John B. Frank	57	Director and Managing Principal

David M. Kirchheimer	57	Director, Chief Financial Officer, Chief Administrative Officer and Principal

Susan Gentile	47	Chief Accounting Officer and Managing Director

Kevin L. Clayton	51	Director and Principal

Stephen A. Kaplan	55	Director and Principal

Larry W. Keele	56	Director and Principal

Sheldon M. Stone	61	Director and Principal

Robert E. Denham	68	Director

D. Richard Masson	55	Director

Wayne G. Pierson	63	Director

Marna C. Whittington	66	Director

Jay S. Wintrob	56	Director

Todd E. Molz	42	General Counsel, Managing Director and Secretary

Scott L. Graves	42	Head of Credit Strategies and Managing Director

B. James Ford	45	Managing Director

Caleb S. Kramer	44	Managing Director

Howard S. Marks is our Chairman and a co-founder and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm's adherence to its core investment philosophy, communicating closely with clients concerning products and strategies, and managing the firm. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder and a Chartered Investment Counselor. Mr. Marks serves on the Board of Trustees of the University of Pennsylvania and from 2000 to 2010 was Chairman of its Investment Board. With over 40 years of investment experience, Mr. Marks's extensive expertise in our industry, his perceptive market insights and his importance to our client development bring considerable value to our board of directors and our overall business.
Bruce A. Karsh is our President and a co-founder and has been a director since May 2007. He also is Chief Investment Officer and serves as portfolio manager for Oaktree's Distressed Opportunities and Value Opportunities strategies. Prior to co-founding Oaktree, Mr. Karsh was a Managing Director of TCW Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O'Melveny & Myers. Before working at O'Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and presently Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in Economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh currently serves on the Board of Trustees of Duke University and is Chairman of the board of directors for Duke University's investment management subsidiary, DUMAC, LLC. In addition, he currently serves on the boards of Tribune Company and a number of privately held companies. He previously served on the boards of Charter Communications, Inc., Furniture Brands International, KinderCare Learning Centers, Inc. and Littelfuse Inc. Mr. Karsh is highly respected as one of the leading portfolio managers in the area of distressed debt investing, one of our flagship investment strategies. Additionally, Mr. Karsh's extensive leadership and management skills and his current and past service on boards of other public companies add significant value to our board of directors and our overall business.
John B. Frank is Oaktree’s principal executive officer and works closely with Messrs. Marks and Karsh in managing the firm.  From 2001 until early 2006, Mr. Frank served as the firm’s General Counsel.  Prior to joining Oaktree in 2001, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP.  While at that firm, Mr. Frank acted as principal lawyer in a number of notable merger and acquisition transactions; as primary outside counsel to a number of public and privately held corporations; and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in History from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White's Best Lawyers in America.  Mr. Frank is a trustee of Wesleyan University, Polytechnic School and Good Samaritan Hospital of Los Angeles.  Mr. Frank brings a deep knowledge of our business to our board of directors, as well as many years of experience as a corporate lawyer. Mr. Frank has broad responsibility for our business and his service on our board of directors helps ensure both that our board is well informed about our operations and that the board's priorities are implemented.
David M. Kirchheimer has been our Chief Financial Officer and Chief Administrative Officer since our founding, a Principal since 2002 and a director since May 2007. Prior to joining Oaktree in 1995, Mr. Kirchheimer was a Vice President and the Chief Administrative Officer of Ticketmaster Corporation, a leading ticket processing and distribution company. Previously, he was Executive Vice President and Chief Financial Officer of Republic Pictures Corporation, a publicly held entertainment company. From 1979 to 1986, Mr. Kirchheimer was with Price Waterhouse in Los Angeles, most recently serving as a Senior Audit Manager. Mr. Kirchheimer graduated Phi Beta Kappa and summa cum laude with a B.A. degree in Economics from Colorado College and an M.B.A. in Accounting and Finance from the Booth School of Business of the University of Chicago. He is a Certified Public Accountant

(inactive). Mr. Kirchheimer serves on the Board of Trustees of Huntington Memorial Hospital. As our Chief Financial and Administrative Officer, Mr. Kirchheimer has thorough knowledge of the day-to-day operations of our business. Additionally, his extensive experience in financial reporting, accounting and controls adds a valuable resource to our board of directors.
Susan Gentile is our Chief Accounting Officer and a Managing Director. Ms. Gentile joined Oaktree in September 2013 from the Clorox Company, where she most recently served as Controller and Chief Accounting Officer, and was employed from March 2006 to September 2013.  Additionally, she has held accounting, internal controls and financial reporting roles for Levi Strauss & Co., Motorola, Inc. and Next Level Communications, Inc.  Ms. Gentile began her career in the audit and assurance practice at Deloitte & Touche LLP.  She received her B.S. and B.A. degrees in Finance from Boston University, School of Management.  Ms. Gentile is a Certified Public Accountant.
Kevin L. Clayton is a Principal who is dedicated to developing and maintaining key investor relationships and has been a director since May 2007. Mr. Clayton is also Supervising Principal of OCM Investments, LLC, Oaktree's registered broker-dealer entity and member of FINRA.  Mr. Clayton founded the Marketing and Client Relations department at Oaktree in 1995 and managed the group until 2010.  He spent five years in the marketing and client relations area at Trust Company of the West before joining Oaktree in 1995.  Mr. Clayton's prior experience includes six years at Chrysler Corporation where he held a number of assignments in the U.S. Automotive Sales and Marketing Division.  Mr. Clayton holds a B.A. degree from Lehigh University and an M.B.A. from Saint Joseph's University in Philadelphia.  He is Vice Chair of Lehigh's Board of Trustees and also chairs the university's Advancement Committee.  Mr. Clayton also serves on the Executive Committee of the Board of Trustees at Blair Academy and chairs the school's Investment Committee. Mr. Clayton's extensive experience and knowledge in developing and maintaining client relationships enhance the breadth of experiences of our board of directors.
Stephen A. Kaplan is a Principal and the former head of our Global Principal Group and has been a director since May 2007.  Mr. Kaplan joined Oaktree in 1995, having previously served as a Managing Director of TCW and Portfolio Manager in the TCW Special Credits Group.  Prior to joining TCW in 1993, Mr. Kaplan was a partner with the law firm of Gibson, Dunn & Crutcher and responsible for that firm’s East Coast bankruptcy and workout practice.  During his career as an attorney, Mr. Kaplan specialized in transactions involving the purchase and sale of companies undergoing financial restructurings.  Mr. Kaplan presently serves on the board of Regal Entertainment Group.  He has previously served on the boards of Alliance Healthcare Services, Inc., Genco Shipping and Trading Ltd. and General Maritime Corporation.  In addition, he currently serves on the boards of numerous private companies.  Mr. Kaplan is also a trustee of numerous nonprofit boards of directors, including the Jonsson Comprehensive Cancer Center Foundation and the New York University School of Law.  Mr. Kaplan graduated with a B.S. degree in Political Science summa cum laude from the State University of New York at Stony Brook and a J.D. from the New York University School of Law.  Mr. Kaplan has over 18 years of experience making and managing control investments.  His knowledge of the private equity markets and his experiences as a director of public companies broadens and diversifies the experiences of our board of directors as he is very familiar with board responsibilities, oversight and control.
Larry W. Keele is a Principal and a co-founder and has been a director since May 2007. Mr. Keele heads our Convertible Securities group. Mr. Keele managed Trust Company of the West’s Convertible Value portfolios from 1986 to 1995. Prior to joining TCW, Mr. Keele organized and managed the NationsBank Equity Income Fund, a commingled fund specializing in convertible securities and high yielding equities. He also served as a Security Analyst and Institutional Portfolio Manager. Mr. Keele holds a B.B.A. degree in Finance from Tennessee Technological University and an M.B.A. in Finance from the University of South Carolina and is a CFA charterholder. With over 25 years of experience in investing and managing convertible securities, Mr. Keele has extensive experience in that asset class. As one of our co-founders, he is also closely familiar with our business. His investment background and insights to the convertible markets bring value to our board of directors and our business.
Sheldon M. Stone is a Principal and a co-founder and has been a director since May 2007. Mr. Stone serves as the portfolio manager of Oaktree’s U.S. High Yield Bond strategy and co-portfolio manager of its Global High Yield Bond strategy. In addition, he has supervisory responsibility for Oaktree’s European High Yield Bond strategy. Mr. Stone established TCW’s High Yield Bond Department with Mr. Marks in 1985 and ran the department for ten years. Prior to joining TCW, Mr. Stone worked with Mr. Marks at Citibank for two years where he performed credit analysis and managed high yield bond portfolios. From 1978 to 1983, Mr. Stone worked at The Prudential Insurance Company where he was a Director of Corporate Finance, managing a fixed income portfolio exceeding

$1 billion. Mr. Stone holds a B.A. degree from Bowdoin College and an M.B.A. in Accounting and Finance from Columbia University. Mr. Stone serves as a Trustee of Colonial Williamsburg Foundation and Bowdoin College. With over 35 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge. As one of our co-founders, he is also closely familiar with our business. His investment background and insights into the fixed income markets bring value to our board of directors and our business.
Robert E. Denham has been a director since December 2007. Mr. Denham is a partner in the law firm of Munger, Tolles & Olson LLP, having rejoined the firm as a partner in 1998 to advise clients on strategic and financial issues, after serving as the Chairman and Chief Executive Officer of Salomon Inc. Mr. Denham joined Salomon in late August 1991 as General Counsel of Salomon and its subsidiary, Salomon Brothers, and became Chairman and CEO of Salomon in June 1992. Prior to joining Salomon, Mr. Denham had been at Munger, Tolles & Olson LLP for twenty years, including five years as managing partner. Mr. Denham graduated magna cum laude from the University of Texas, where he was elected to Phi Beta Kappa. He received a master’s degree in Government from Harvard University in 1968 and a J.D. from Harvard Law School in 1971, where he graduated magna cum laude and was a Case and Developments Editor of the Harvard Law Review. Mr. Denham is a member of the California, American and Los Angeles County Bar Associations. Mr. Denham serves on the board of directors of the Russell Sage Foundation (Chair) and the James Irvine Foundation and is a trustee of the Good Samaritan Hospital of Los Angeles (Vice Chairman). He is also a public member of the Professional Ethics Executive Committee of the American Institute of Certified Public Accountants. Mr. Denham presently serves on the boards of the Chevron Corporation, Fomento Economico Mexicano, S.A. de CV (FEMSA) and The New York Times. Mr. Denham previously served on the board of Wesco Financial Corporation and UGL Limited. Mr. Denham has served as a member of the board of directors of a number of publicly traded companies and, therefore, is experienced with board responsibilities, oversight and control which will benefit our board of directors and our business. Mr. Denham also provides a broader range of expertise on the board of directors given his background as a corporate lawyer and a former chief executive officer of a global financial services company, where among other responsibilities, he chaired the risk management committee.
D. Richard Masson has been a director since May 2007. Prior to his retirement from Oaktree in 2009, Mr. Masson was a co-founder and Principal of Oaktree, where he served as head of analysis for the Distressed Debt strategy from 1995 to 2001 and as co-head of analysis from 2001 to 2009. Prior thereto, he was Managing Director of TCW and its affiliate, TCW Asset Management Company, and head of the Special Credits Analytical Group. Prior to joining TCW in 1988, Mr. Masson worked for three years at Houlihan, Lokey, Howard and Zukin, Inc., where he was responsible for the valuation and analysis of securities and businesses. Prior to Houlihan, Mr. Masson was a Senior Accountant with the Comprehensive Professional Services Group at Price Waterhouse in Los Angeles. Mr. Masson holds a B.S. in Business Administration from the University of California at Berkeley and an M.B.A. in Finance from the University of California at Los Angeles. He is a Certified Public Accountant (inactive). Mr. Masson’s extensive experience in distressed debt investing and his knowledge of our company brings value to our board of directors and our business.
Wayne G. Pierson has been a director since November 2007. Mr. Pierson is Chief Financial and Investment Officer of Meyer Memorial Trust, a member of the original consortium of seven longstanding Oaktree clients who became institutional investors in Oaktree in February, 2004. Mr. Pierson currently serves as President of Acorn Investors, LLC, an investor in OCGH. Prior to joining Meyer Memorial Trust, Mr. Pierson served as Treasurer of Gregory Affiliates from 1980 until 1982. From 1973 until 1980, he served as an audit supervisor with Ernst & Young. Mr. Pierson initiated and continues to conduct a comprehensive investment survey for the Foundation Financial Officers Group, representing more than 150 foundations with assets in excess of $200 billion. He serves on a number of private equity fund advisory boards and is a trustee for several private trusts. In addition, he serves on the board of directors of M Fund, Inc. and is a principal with Clifford Capital Partners, LLC. Mr. Pierson received a B.S. in Business Administration cum laude from California State University, Northridge and is a Certified Public Accountant and CFA charterholder. Mr. Pierson’s investment and finance expertise and his familiarity with our company add value to our board of directors and to our business.
Marna C. Whittington, Ph.D. has been a director since June 2012. Ms. Whittington was the Chief Executive Officer of Allianz Global Investors Capital from 2001 until her retirement in January 2012. From 2002 to 2011, she was Chief Operating Officer of Allianz Global Investors, the parent company of Allianz Global Investors Capital. Prior to that, she was Managing Director and Chief Operating Officer of Morgan Stanley Investment Management. Ms. Whittington started in the investment management industry in 1992, joining Philadelphia-based Miller Anderson & Sherrerd. Previously, she was Executive Vice President and CFO of the University of Pennsylvania, and earlier, Secretary of Finance for the State of Delaware. Ms. Whittington currently serves as a director of Macy’s, Inc. and Phillips 66. She holds an M.S. degree and a Ph.D. from the University of Pittsburgh, both in Quantitative Methods, and a B.A. degree in Mathematics from the University of Delaware. Ms. Whittington’s twenty years of experience in the investment management industry and her service on the board of other public companies enhance and contribute to the range of experience and independence of our board of directors.
Jay S. Wintrob has been a director since September 2011. Mr. Wintrob has served as President and Chief Executive Officer of AIG Life and Retirement, the U.S. based life and retirement services businesses of American International Group, Inc. (“AIG”), and Executive Vice President – Life and Retirement of AIG since 2009. Mr. Wintrob was Executive Vice President – Retirement Services of AIG from 2002 to 2009 and also served as a director of AIG from 1999 to 2004. Mr. Wintrob joined SunAmerica Inc. in 1987 as Assistant to the Chairman, was elected Senior Vice President in 1989, Executive Vice President in 1991 and Vice Chairman in 1995. Mr. Wintrob also served as President of SunAmerica Investments, Inc., overseeing the company's invested asset portfolio, from 1994 through 2000. Following AIG's acquisition of SunAmerica, Mr. Wintrob served as Vice Chairman of AIG Retirement Services, Inc. from 1998 to 2005, Chief Operating Officer from 1998 to 2001 and has served as President since 2000 and Chief Executive Officer since 2001. Prior to joining SunAmerica, Mr. Wintrob was with the law firm of O'Melveny & Myers. Mr. Wintrob received his B.A. from the University of California at Berkeley and a J.D. from the Boalt Hall School of Law at the University of California at Berkeley. Mr. Wintrob is a member of the board of the American Council of Life Insurers and is a board member of several non-profit organizations, including The Broad Foundations, The J. Paul Getty Trust and the Skirball Cultural Center. Mr. Wintrob's investment and finance expertise and his service as chief executive officer of one of the largest life insurance and retirement services organizations in the United States add value to our board of directors and to our business.
Todd E. Molz is our General Counsel and a Managing Director.  Mr. Molz manages all aspects of our legal activities, including fund formation, acquisitions and other special projects. Prior to joining Oaktree in 2006, Mr. Molz was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where his practice focused on tax and structuring aspects of complex and novel business transactions.  Prior to joining Munger Tolles, Mr. Molz served as a law clerk to the Honorable Alfred T. Goodwin of the United States Court of Appeals for the Ninth Circuit. Mr. Molz received a B.A. degree in Political Science cum laude from Middlebury College and a J.D. degree with honors from the University of Chicago.  While at Chicago, Mr. Molz served on the Law Review, received the John M. Olin Student Fellowship and was a member of the Order of the Coif. Mr. Molz serves on the Board of Trustees of the Children's Hospital of Los Angeles.
Scott L. Graves is a Managing Director and serves as Head of Credit Strategies for Oaktree with responsibility for overseeing the Multi-Strategy Credit, U.S. Senior Loan, European Senior Loan, Mezzanine Finance and Strategic Credit strategies.  He is also active in corporate management matters for the firm and is responsible for Oaktree’s corporate and strategic development efforts.  Since joining the firm in 2001 and through to 2013, Mr. Graves served as an investment professional in the Distressed Opportunities, Value Opportunities and Strategic Credit strategies, where he was most recently a co-portfolio manager and contributed to the analysis, portfolio construction and management of the investment funds.  Prior to joining Oaktree, Mr. Graves served as a Principal in William E. Simon & Sons' Private Equity Group where he was responsible for sourcing, structuring, executing and managing corporate leveraged buy-outs and growth capital investments.  Before joining William E. Simon & Sons in 1998, Mr. Graves worked at Merrill Lynch & Company in the Mergers and Acquisitions Group, where he focused on leveraged buy-out situations and the valuation of public and private companies.  Prior thereto, Mr. Graves worked at Price Waterhouse LLP in the Audit Business Services division.  Mr. Graves received a B.A. degree in History from the University of California at Los Angeles and an M.B.A. in Entrepreneurial Finance from the Wharton School at the University of Pennsylvania.  He is a Certified Public Accountant (inactive).
B. James Ford is a Managing Director and portfolio manager within our Global Principal Group. He is responsible for overseeing all activities of the Global Principal Group, including investment commitments and approvals, client relations and administrative and personnel-related matters.  Since joining Oaktree in 1996, he has been involved in sourcing and executing a number of the firm's most significant investments and led the group's efforts in the media and energy sectors prior to being named a portfolio manager in 2006.  Mr. Ford has worked extensively with a variety of Oaktree portfolio companies, including currently serving on the Boards of Directors of Contango Oil & Gas Company, Exco Resources and Townsquare Media, as well as numerous private companies. Mr. Ford formerly served on the boards of Cequel Communications; Forcenergy, Inc; Dial Global, Inc. and Regal Entertainment.  Mr. Ford earned a B.A. in Economics from the University of California at Los Angeles and an M.B.A. from the Stanford University Graduate School of Business.  He serves as an active member of the board of directors of the Children's Bureau.
Caleb S. Kramer is a Managing Director and the portfolio manager of our European Principal Group. Prior to joining Oaktree in 2000, Mr. Kramer co-founded Seneca Capital Partners LLC, a private equity investment firm.

From 1994 to 1996, Mr. Kramer was employed by Archon Capital Partners, an investment firm.  Prior to 1994, Mr. Kramer was an Associate in M&A at Dillon Read and Co. Inc. and an Analyst at Merrill Lynch and Co. Inc.  Mr. Kramer received a B.A. degree in Economics from the University of Virginia.
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
Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have currently selected Mr. Pierson, one of our non-management directors, to lead these meetings for 2014. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2013, such persons complied with all such filing requirements.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
Our fundamental philosophy in compensating our key personnel has always been, and will continue to be, to align their interests with the interests of our clients and unitholders. The alignment of interests is a defining characteristic of our business and one that we believe best optimizes long-term sustainable value. Consistent with that philosophy, most of our founding Principals, including Howard S. Marks, our Chairman, receive no compensation and only receive the regular distributions in respect of their OCGH units payable to them in their capacity as equity holders of our company.
We intend to continue our historical compensation practices, although we anticipate that in the future we may find it appropriate to provide compensation to our founding Principals in addition to the distributions on their OCGH units. Nonetheless, we expect that the substantial majority of their compensation as a whole will continue to come from their indirect ownership of the Oaktree Operating Group for the foreseeable future.
Our named executive officers (“NEOs”) consisted of the following individuals: (a) Bruce A. Karsh, our President and Chief Investment Officer; (b) John B. Frank, our Managing Principal and principal executive officer; (c) David M. Kirchheimer, our Chief Financial Officer and Chief Administrative Officer; (d) Caleb S. Kramer, who manages our European Principal Investments strategy; and (e) Scott L. Graves, Head of our Credit Strategies.
Compensation Elements for Named Executive Officers
Our NEOs (other than Mr. Graves) have historically been compensated primarily or exclusively through a combination of equity grants and profit and fee sharing. We have generally designed our NEOs' compensation as long-term arrangements that are structured to align our NEOs' interests with the interests of our company and our clients, motivate and reward long-term performance, and reduce the need for recurring and potentially distracting compensation negotiations.
Generally speaking, we do not review our NEOs' compensation arrangements on an annual basis. To the extent that an NEO's compensation is modified, such decisions are based upon Messrs. Marks's and Karsh's, or Mr. Frank's, as applicable, subjective assessment of a multitude of factors, including the scope and complexity of the NEO's responsibilities, the NEO's individual performance, the alignment of interests between the NEO and our clients and unitholders, and the NEO's historic and anticipated contributions to our business results and financial performance. None of the factors considered by Messrs. Marks and Karsh, or Mr. Frank, as applicable, is assigned any particular weighting in determining the amount of compensation to award. As further discussed below, Mr. Graves recently transitioned out of our Distressed Debt group. His cash compensation for 2013 reflects his historic compensation arrangements as a member of the Distressed Debt group, which were generally the same for similarly situated senior investment professionals of the group.
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
Our compensation structure enables our NEOs to receive remuneration via distributions on their indirect ownership of the Oaktree Operating Group and from various profit-sharing arrangements. Allowing our NEOs to participate in profit-sharing arrangements aligns their interests with those of our unitholders and clients. The indirect ownership of the Oaktree Operating Group by our NEOs results in distributions to our NEOs that are by design performance-based since all of the distributions are determined based on our profits and in respect of the officers' allocated shares of the carried interest or incentive fees payable in respect of our investment funds. Equity grants under the 2007 Plan and the 2011 Plan further align the interests of our NEOs with those of our unitholders.
A portion of the compensation earned by Mr. Kramer and all of the compensation earned by Mr. Karsh consist of carried interests they each received in respect of the funds for which they act as portfolio manager. In addition, a significant portion of the compensation earned by Mr. Kramer has consisted of his share of the management fees paid by the funds for which he serves as portfolio manager. Mr. Frank receives a share of the carried interest from our largest closed-end strategy, Distressed Debt, both in recognition of his historic contributions to the management of some of the strategy's investments and in lieu of other compensation, such as a greater profit-sharing percentage or additional OCGH units.
In the case of Mr. Graves, compensation he received in 2013 primarily related to his role as a senior investment professional in our Distressed Debt group prior to his transition into his current role as head of credit strategies. We generally compensate our senior investment professionals through a mix of a base salary (generally capped at $130,000), discretionary bonus, and carried interest for strategies from which we may earn incentive income. For Mr. Graves, the bonus and carried interest he received in 2013 were consistent with the amounts we paid other similarly situated senior investment professionals in the Distressed Debt group and reflect the significant incentive income generated from funds managed by that group in 2013.
Indirect Ownership of the Oaktree Operating Group
All of our executive officers, including our NEOs, have significant indirect equity stakes in the Oaktree Operating Group through their holdings of OCGH units, which we believe provide a long-term incentive to improve the value of our business without creating undue risk. This ownership entitles our NEOs to a portion of the aggregate earnings of the Oaktree Operating Group, and allows our NEOs to realize appreciation in the value of our units through their ability to exchange OCGH units for Class A units and then sell such units. For purposes of our financial statements, we treat distributions paid on the Oaktree Operating Group units as distributions on equity rather than as compensation, and therefore these payments are not reflected in the Summary Compensation Table below. As described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” subject to certain restrictions, each OCGH unitholder will have the right to exchange his or her vested OCGH units into, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing pursuant to the terms of an exchange agreement.
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
As of December 31, 2013, our NEOs beneficially owned the following number of OCGH units and Class A units:

Name	Number of OCGH Units	Number of Class A Units	Total Number of Units	Percentage of Beneficial Ownership of Oaktree Operating Group
Bruce A. Karsh	20,030,937	1,826	20,032,763	13.26%
John B. Frank	2,327,490	185	2,327,675	1.54%
David M. Kirchheimer	1,646,716	136	1,646,852	1.09%
Caleb S. Kramer	1,124,281	79	1,124,360	0.74%
Scott L. Graves	1,149,471	72	1,149,543	0.76%
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
Equity Grants
Our board of directors and the general partner of OCGH adopted the 2007 Plan as part of the May 2007 Restructuring (please see “—2007 Plan” below). Before the adoption of the 2011 Plan (please see “—2011 Equity Incentive Plan” below), all grants of equity-based awards made to our NEOs were made under the 2007 Plan, and since the adoption of the 2011 Plan all grants of equity-based awards to be made to our NEOs are being made pursuant to the terms and conditions of the 2011 Plan. For approximately the last six years, Mr. Frank has made all final recommendations regarding grants of equity-based awards to our NEOs (other than to himself), based on his subjective assessment of such factors as he deems appropriate, such as the NEO's individual contribution, importance to our business and the performance of the group that the NEO directs. In making his assessments, he solicits the advice and input of Messrs. Marks and Karsh. Messrs. Marks and Karsh determine in their discretion the amount of equity-based awards, if any, to be granted to Mr. Frank, based upon their subjective assessment of Mr. Frank's past and anticipated contribution to the success of our business, the scope and complexity of his responsibilities, his current equity ownership, his existing overall compensation and such other factors as they deem appropriate. All equity-based awards were formally granted either by our board of directors or by a committee composed of Messrs. Marks, Karsh and Frank. For all equity-based incentive awards granted to our executive officers since our initial public offering, Mr. Frank recommended such grants to the board, subject to the input and advice of Messrs. Marks and Karsh, and our entire board served as the Committee under the 2011 Plan for purposes of making such grants. We intend to continue this practice with respect to all such grants in the future. None of our NEOs was granted OCGH units in 2013, but Mr. Graves received an equity award of 256,234 OCGH units in January of 2014. This award reflected Mr. Graves’s transition of responsibilities and is intended to further align Mr. Graves’s financial interests with our unitholders and to substitute on a going-forward basis for compensation Mr. Graves formerly received as a member of the Distressed Debt group.
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
Components of Other Compensation
As described above, our NEOs' compensation arrangements are designed as long-term arrangements that are structured to align our NEOs' interests with the interests of our company and our clients, motivate and reward long-term performance and reduce the need for recurring and potentially distracting compensation negotiations. Generally speaking, we pay our NEOs a certain percentage of different revenues or profits, generally focused more on our overall profitability in the case of Messrs. Frank and Kirchheimer, and more on particular strategies we manage in the case of Messrs. Karsh, Kramer and Graves, although in the case of Mr. Frank, a meaningful portion of his compensation in a given year may relate to incentive income generated by our distressed debt funds, and in the case of all of our NEOs, their equity ownership represents a very substantial portion of their participation in the economics of our business. We attached little weight to the mix of compensation in any particular year as we focus on the long-term nature of our business and compensation arrangements. Several years ago, Messrs. Marks and Karsh set the percentages of profit sharing, incentive income and management fee income for our NEOs. When doing so, they considered a variety of factors, including the projected amount of profit sharing, incentive income and management fee income each NEO would receive relative to the other applicable compensation components.
Profit Sharing Arrangements
Each of Messrs. Frank and Kirchheimer is entitled to receive a quarterly profit-sharing payment based on the annual GAAP net income of the Oaktree Operating Group with adjustments (a) eliminating the compensation expense relating to equity granted on or before the 2007 Private Offering, (b) representing a 50% reduction to the compensation expense relating to all other equity grants and (c) for certain other minor items. For 2013, such adjusted net income amount was approximately $1.2 billion. Profit-sharing payments made in respect of a particular year are subject to a true-up or true-down after the close of that year to reflect actual profits for the year. This profit-sharing arrangement will terminate upon the termination of the employment of Messrs. Frank and Kirchheimer, respectively, for any reason. When Messrs. Frank and Kirchheimer became Principals of our business in 2002, no Principal had ever received a fixed salary and bonus, and Messrs. Marks and Karsh concluded annual discussion of bonuses would be contrary to the nature of the status of Messrs. Frank and Kirchheimer as Principals. Instead, they determined an appropriate profit-sharing percentage for Messrs. Frank and Kirchheimer based in part on the compensation they would have received had they remained employees compensated at the most senior level, taking into account that this profit-sharing arrangement was 100% at risk and tied their compensation directly to the overall profitability of our business. Messrs. Kirchheimer and Frank's profit-sharing arrangement dates back to the beginning of 2003, when it was determined that compensating them by reference to our profits would be preferable to continuing to afford them salary and bonus or granting them equity sufficient to generate a comparable cash flow. Their profit-sharing percentages were increased in 2009 to reflect the growth in their responsibilities since 2003. Since Messrs. Frank and Kirchheimer are responsible for the day-to-day operations of our business and for managing our overall business, the profit-sharing arrangements motivate them by tying their compensation to the success of our overall business. The amounts paid to Messrs. Frank and Kirchheimer as annual profits participation interests are set forth under “All Other Compensation” in the Summary Compensation Table below.
Carried Interest or Incentive Income
As noted above, Messrs. Karsh, Frank, Kramer and Graves (like many of our investment professionals) have the right to receive a portion of the incentive income generated by our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools are the participation interests in these funds set aside for the general partners of the funds, which in turn grant a portion of such interests to our NEOs and other executives. Each of Messrs. Karsh, Frank and Graves receives a share of the incentive income we receive with respect to certain of our Distressed Debt funds, and Mr. Kramer receives a share of the incentive income we receive from our Control Investing funds. We first awarded Mr. Karsh an interest relating to the incentive income of our Distressed Debt funds commencing with OCM Opportunities Fund VII, L.P. and have awarded him an interest in each subsequent Distressed Debt fund. The distributions Mr. Karsh receives in respect of his percentage interest in the incentive income of each such Distressed Debt fund are reduced by an amount equal to his indirect pro rata interest in the aggregate amount of such distributions as a result of his limited partnership interest in OCGH. The carry pools (and Messrs. Karsh, Frank, Kramer and Graves' participation therein) are referred to as our “Carry Plans.” Under the terms of our closed-end funds, we (and our employees who share in our carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in our funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and Messrs. Karsh, Frank, Kramer and Graves, and therefore benefits both those investors and our unitholders.
Participation in carried interest is a primary means of compensating and motivating many of our investment professionals. We believe such participation is one of the most effective ways to align the interests of our investment professionals with our clients and unitholders. Mr. Frank, or Messrs. Marks and Karsh, as applicable, determine the amount of incentive income to grant in respect of a given fund based on our historical arrangements with the NEO and our estimation of the NEO's current and projected role in the investment activities of the particular fund. In making these determinations, we consider a multitude of factors, including the NEO's role in raising the particular fund, sourcing and evaluating potential investment opportunities for the fund, managing and monitoring existing investments within the fund, running the larger investment strategy and managing the investment and other professionals involved in the fund's activities. None of these factors is assigned a particular weighting when determining the amount of carried interest to grant to a particular NEO. We expect to continue to use participation in carried interest as a cornerstone of compensation for our investment professionals who manage closed-end funds. Grants of participation interests in incentive income for our closed-end funds are made in each specific fund and are subject to vesting, which typically runs over five years, subject to acceleration for death, disability or termination without cause. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant and us. We believe that vesting of participation in incentive income motivates participants to remain in our employ over the long term. For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by Messrs. Karsh, Frank, Graves, and Kramer in respect of 2013 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
Asset-based Management Fees
While all of our NEOs share indirectly in our management fees through their ownership of OCGH units, Mr. Kramer also historically received a direct share of the management fees paid by the Control Investing funds for which he serves as portfolio manager. During their investment periods, these funds pay a management fee based on a percentage of limited partners' capital commitments. Thereafter, the management fee is based on the lesser of a percentage of the portion of limited partners' capital contributions that has been invested and not returned to such limited partners and the cost basis of the assets remaining in the fund. The amount paid to Mr. Kramer as distributions of asset-based management fees is set forth under “All Other Compensation” in the Summary Compensation Table and is determined by reference to sharing percentages we negotiated with Mr. Kramer some years ago, taking into account Mr. Kramer’s roles in fundraising, sourcing and evaluating potential investment opportunities, managing and monitoring existing investments and managing the strategy and its investment and other professionals, with none of these factors having any particular weighting.

Starting in 2012, we began moving away from these formulaic arrangements for our executive officers in favor of a program of fixed payments that are determined annually. We have transitioned away from formulaic compensation arrangements based on a fund’s assets under management because we believe that we can better tailor incentives, and thus align the interests of our investment professionals with our clients and, by extension, our unitholders, by setting compensation on a periodic basis. Under a formulaic compensation arrangement, factors outside an individual’s control, such as the environment in which a fund is raised, could result in an increase or decrease in an individual’s compensation. In addition, such arrangements reduce our ability to adjust compensation for other factors, such as fund performance or team management. In contrast, by transitioning to fixed payment arrangements, we now have the ability to periodically adjust the compensation of our investment professionals to account for each individual’s contribution to our various investment strategies and funds, the fund’s investment performance and the individual’s contributions to Oaktree’s business as a whole. As a result, we are in a better position to control our compensation expenses and to tailor our compensation packages to changing facts and circumstances, which we believe allows us to better align incentives between our investment professionals and our clients and unitholders. For 2013, other than the salary paid to Mr. Graves, we did not make fixed payments to any of our NEOs.
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
Risk Analysis of Our Compensation Programs
We strive to invest in a risk-controlled fashion and seek to ensure that our compensation policies are consistent with that approach and discourage the incurrence of undue risk. Thus, we emphasize both the grant of equity and – for senior investment professionals in our closed-end funds – carried interest subject to multi-year vesting as key forms of compensation, particularly as employees become more senior in the organization and assume more leadership. We believe this policy encourages long-term thinking, fosters a collaborative culture and reduces any incentive to accept excessive risk in a search for short-term gain. With respect to participation in our incentive income, our closed-end funds generally distribute incentive income only after we have returned all capital plus a preferred return to our investors, meaning that in analyzing investments and making investment decisions, our investment professionals are motivated to take a long-term view of their investments, given that short-term results typically do not affect their compensation. Importantly, the amount of incentive income paid to these investment professionals is determined by the performance of the fund as a whole, rather than specific investments, meaning that they have a material interest in every investment. This approach discourages excessive risk taking, given that even a hugely successful investment will result in incentive compensation payments only if the overall performance of the fund exceeds the requisite hurdle.
Tax and Accounting Considerations
Beginning on May 25, 2007, we began accounting for share-based payments (i.e., OCGH units issued at the time of the May 2007 Restructuring and equity-based awards granted under our 2007 Plan and our 2011 Plan) in accordance with Accounting Standards Codification Topic 718.

Summary Compensation Table for 2013
The following table provides summary information concerning the compensation of our current principal executive officer, our chief financial officer and each of our three other most highly compensated employees who served as executive officers as of December 31, 2013, for services rendered to us during 2013, 2012 and 2011.
The distributions our NEOs receive in respect of their indirect ownership of the Oaktree Operating Group are based on their respective holdings of OCGH units and are not reflected as cash compensation in the table below:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3),(4)	Total ($)
Bruce A. Karsh, President and Chief Investment Officer	2013	$—	$—	$—	$—	$43,510,002	$43,510,002
	2012	$—	$—	$—	$—	$12,195,475	$12,195,475
	2011	$—	$—	$—	$—	$4,125,747	$4,125,747
John B. Frank, Managing Principal	2013	$—	$—	$—	$—	$34,096,814	$34,096,814
	2012	$—	$—	$3,300,000	$—	$13,549,896	$16,849,896
	2011	$—	$—	$2,485,000	$—	$10,955,587	$13,440,587
David M. Kirchheimer, Chief Financial Officer and Chief Administrative Officer	2013	$—	$—	$—	$—	$11,514,606	$11,514,606
	2012	$—	$—	$825,000	$—	$6,546,440	$7,371,440
	2011	$—	$—	$621,250	$—	$4,798,723	$5,419,973
Caleb S. Kramer, Managing Director	2013	$—	$—	$—	$—	$21,678,691	$21,678,691
	2012	$—	$—	$9,134,466	$—	$22,031,711	$31,166,177
	2011	$—	$—	$2,182,725	$—	$16,780,115	$18,962,840
Scott L Graves, Managing Director	2013	$130,000	$2,151,900	$—	$—	$44,745,507	$47,027,407

(1)	We do not make fixed payments to any of our NEOs, other than to Mr. Graves.

(2)
The reference to “stock” in this table refers to units in OCGH and phantom units of OCGH. The grant date fair value of the units received by our NEOs during the years ended December 31, 2012 and 2011 is reflected in the “Stock Awards” column in the Summary Compensation Table because we must account for such units as compensation expense for financial statement reporting purposes. We recognize expense for financial statement reporting purposes in respect of the unvested units in OCGH received by our NEOs on the basis of the value of those units at the time of the grant pursuant to Financial Accounting Standards Board Accounting Codification (ASC) Topic 718 or “ASC Topic 718,” Accounting for Stock Compensation. Please see notes 2 and 10 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense.

(3)
Amounts included for 2013, 2012 and 2011 reflect the total amount payable with respect to such NEO's right to receive an allocation of the annual profits of the Oaktree Operating Group in respect of the years ended December 31, 2013, 2012 and 2011, respectively (please see “—Compensation Elements for Named Executive Officers—Profit Sharing Arrangements”).

(4)	Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Asset Based Management Fees (2)	Profits Participation (3)	Cost of Living Allowance (4)	Travel Allowance (5)	Total
Bruce A. Karsh	2013	$43,510,002	$—	$—	$—	$—	$43,510,002
	2012	$12,195,475	$—	$—	$—	$—	$12,195,475
	2011	$4,125,747	$—	$—	$—	$—	$4,125,747
John B. Frank	2013	$18,435,266	$—	$15,661,548	$—	$—	$34,096,814
	2012	$4,997,285	$—	$8,552,611	$—	$—	$13,549,896
	2011	$4,719,965	$—	$6,235,622	$—	$—	$10,955,587
David M. Kirchheimer	2013	$—	$—	$11,514,606	$—	$—	$11,514,606
	2012	$—	$—	$6,546,440	$—	$—	$6,546,440
	2011	$—	$—	$4,798,723	$—	$—	$4,798,723
Caleb S. Kramer	2013	$7,147,358	$14,166,390	$—	$325,000	$39,943	$21,678,691
	2012	$6,190,783	$15,458,919	$—	$325,000	$57,009	$22,031,711
	2011	$3,624,617	$12,718,973	$—	$325,000	$111,525	$16,780,115
Scott L. Graves	2013	$44,745,507	$—	$—	$—	$—	$44,745,507

(1)
Amounts included for 2013, 2012 and 2011 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the years ended December 31, 2013, 2012 and 2011, respectively. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.

(2)	Amounts included for 2013, 2012 and 2011 represent management fees earned on an accrual basis in a given year in respect of funds in which the NEO serves as a portfolio manager.

(3)	Amounts included for 2013, 2012 and 2011 represent the amounts earned on an accrual basis in a given year in respect of the NEO's annual profits participation interest.

(4)	Amounts intended to compensate Mr. Kramer for the additional expenses incurred by being located in the United Kingdom.

(5)	Amounts needed to cover the actual cost of travel between the United States and the United Kingdom for Mr. Kramer and his family.
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
Units Subject to the 2007 Plan. As of February 25, 2014, 4,954,976 OCGH units have been issued under our 2007 Plan. As with the other OCGH units, pursuant to the exchange agreement and the terms of the OCGH partnership agreement, vested Award Units may be exchanged for, at the option of our board of directors, our Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, subject to approval of our board of directors.
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
Number of Units Authorized. The 2011 Plan provides that the maximum number of Units that may be delivered pursuant to awards under the 2011 Plan is 22,300,000, as increased on January 1 of each year beginning in 2012 by a number of Units equal to the excess of (a) 15% of the number of outstanding Oaktree Operating Group units on December 31 of the immediately preceding year over (b) the number of Oaktree Operating Group units that have been issued or are issuable under the 2011 Plan as of such date, except that our board of directors may, in its discretion, increase the number of Units covered by the 2011 Plan by a lesser amount. The issuance of Units or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award will reduce the total number of Units available under the 2011 Plan, as applicable. Units underlying awards under the 2011 Plan that are forfeited, cancelled, expire unexercised or are settled in cash will be available again to be used as awards under the 2011 Plan. However, Units used to pay the required exercise price or tax obligations, or Units not issued in connection with the settlement of an award or that are used or withheld to satisfy tax obligations of a participant, will not be available again for other awards under the 2011 Plan. Units delivered in settlement of awards may be authorized and unissued Units, treasury Units, Units purchased on the open market or by private purchase by us or one of our Affiliates, as applicable, or a combination of the foregoing. As of February 25, 2014, 4,925,569 Units have been issued or are issuable under the 2011 Plan, and the Committee may issue 17,732,939 additional Units under the 2011 Plan.
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
Restricted Units. The Committee may grant Restricted Units (as defined in the 2011 Plan) under the 2011 Plan. Restricted Units will be subject to the terms and conditions established by the Committee and set forth in the award agreement. A Restricted Unit is a Unit that generally is non-transferable and is subject to other restrictions determined by the Committee for a specified period. Unless otherwise provided in an award agreement, the restricted period will lapse with respect to 20% of the Restricted Units on each of the first five anniversaries of the date of grant and the unvested portion of the Restricted Units will terminate and be forfeited upon termination of employment or service. Starting with grants issued in 2014, however, any unvested portion of the Restricted Units will generally vest in full upon termination of employment without cause if such participant delivers a release for our benefit. Subject to the restrictions set forth in the 2011 Plan and the applicable award agreement, a participant generally will have the rights and privileges of a unitholder as to such Restricted Units.
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
Outstanding Equity at 2013 Year End
The following table provides information regarding outstanding unvested equity held by our NEOs as of December 31, 2013:

	Stock Awards (1)
Name	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (2)
Bruce A. Karsh	—	$—
John B. Frank	220,000	$9,708,600
David M. Kirchheimer	52,500	$2,316,825
Caleb S. Kramer	197,302	$8,706,937
Scott L. Graves	298,000	$13,150,740

(1)	The references to Stock Awards or units in this table refer to OCGH units.

(2)
The fair market value of $44.13 per unit is based on the closing price for our Class A units on December 31, 2013, less a discount applied as detailed in notes 2 and 10 to our consolidated financial statements.

Stock Vested in 2013
The following table provides information regarding the number of outstanding equity units held by our NEOs that vested during the year ended December 31, 2013:

	Stock Awards (1)
Name	Number of Units Acquired on Vesting	Market Value of Units Vesting (2)
Bruce A. Karsh	—	$—
John B. Frank	50,000	$1,624,500
David M. Kirchheimer	10,000	$326,525
Caleb S. Kramer	43,500	$1,674,840
Scott L. Graves	73,500	$2,372,740

(1)	The references to Stock Awards or units in this table refer to OCGH units.

(2)
The fair market value of $31.84, $35.09 or $39.89 per unit is based on the trading price for our Class A units on applicable vesting dates of January 1, 2013, March 1, 2013 and November 11, 2013, respectively, less a discount applied as detailed in notes 2 and 10 to our consolidated financial statements.

Potential Payments Upon Termination of Employment or Change in Control at 2013 Year End
We do not have any formal severance or change of control plans or agreements in place for any of our NEOs. None of the OCGH units held by any of our executive officers at year end 2013 is subject to accelerated vesting in connection with a change in control or a termination of employment for any reason, except if termination is due to death or disability, in which case all unvested units automatically accelerate in full.
In all cases, none of Messrs. Karsh, Frank, Kramer and Graves is entitled to any additional vesting of their participation rights in the incentive income generated by our funds as a result of a change in control of us or any of our affiliates. The impact of a termination of employment on the incentive income participation rights held by each of Messrs. Karsh, Frank, Kramer and Graves is described below.
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
In the case of a termination event other than resignation, the residual percentage generally will equal the product of:

•	the participating NEO's interest prior to such event; and

•	if the fund is in its investment period, a percentage equal to the applicable fund's aggregate committed capital that had been contributed as of the date of the termination event.
In the event that a participating NEO resigns, the residual percentage generally will equal the product of:

•	the participating NEO's interest prior to such resignation;

•	the participating NEO's vested percentage as of the resignation date (as discussed above under “—Summary Compensation Table for 2013-Incentive Income”); and

•	if the fund is in its investment period, a percentage equal to the applicable fund's aggregate committed capital that had been contributed as of the resignation date.
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
Accelerated Vesting of OCGH Units and Incentive Income Interests Upon Termination of Employment
The following table sets forth the estimated value of (a) the acceleration of all unvested OCGH units held by each NEO, assuming a termination of employment due to death or disability on December 31, 2013 and (b) the estimated incentive income distributions that would be made in respect of the NEO's unvested incentive income interests under the Carry Plans, assuming those interests became fully vested on December 31, 2013 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual's termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2013 Year End,” have been determined assuming that each of the funds in respect of which the NEOs would have a right to incentive income had been liquidated on December 31, 2013 and all of the funds' assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2013. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the NEOs, had a termination of employment actually occurred on December 31, 2013. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Acceleration of Unvested OCGH Units

	OCGH Units (1)
Name	Number of Units of Stock Subject to Vesting Acceleration	Market Value of Accelerated Vesting of Units (2)
Bruce A. Karsh	—	$—
John B. Frank	220,000	$9,708,600
David M. Kirchheimer	52,500	$2,316,825
Caleb S. Kramer	197,302	$8,706,937
Scott L. Graves	298,000	$13,150,740

(1)	The references to Stock Awards or units in this table refer to OCGH units.

(2)
The fair market value of $44.13 per unit is based on the closing price for our Class A units on December 31, 2013, less a discount applied as detailed in notes 2 and 10 to our consolidated financial statements.

Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Incentive Income Interests
Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$64,841,930
John B. Frank	$31,900,965
David M. Kirchheimer	$—
Caleb S. Kramer	$26,511,275
Scott L. Graves	$71,022,522
Director Compensation Table for 2013
During 2013, we compensated our outside directors through an annual cash retainer and, for four of our outside directors, the grant of our Class A units. Directors who are also Principals do not receive any additional compensation for serving on our board of directors. However, all members of our board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.

The following table sets forth the cash and equity compensation paid to our non-employee directors for the year ended December 31, 2013 and the number of unvested Class A units held by them at December 31, 2013:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	All Other Compensation	Total	Number of Unvested Units
Robert E. Denham	$75,000	$99,990	$—	$174,990	7,245
D. Richard Masson	$115,000	$106,924	$—	$221,924	2,127
Wayne G. Pierson	$—	$—	$—	$—	—
Marna C. Whittington	$100,000	$99,990	$—	$199,990	3,265
Jay S. Wintrob	$100,000	$99,990	$—	$199,990	3,945

(1)
Annual cash retainer and fees for supervision of audit-related activities. Mr. Pierson did not receive any fees for his service as a member of our board of directors in 2013 because he serves as President of Acorn Investors, LLC, which indirectly holds a minority interest in the Oaktree Operating Group units through OCGH.

(2)
On January 24, 2013, we granted 2,127 Class A Units to each of Ms. Whittington and Messrs. Denham and Wintrob, which will vest ratably over five years beginning on March 1, 2014, in consideration of their service as members of our board of directors in 2013. Additionally, on March 7, 2013 we granted 2,127 Class A units to Mr. Masson, which will vest ratably over five years beginning on March 1, 2014, in consideration of his service as a member of our board of directors in 2013.

We provide compensation to certain of our directors who are not Principals for their services pursuant to the following policy. For 2014, each of Messrs. Denham, Masson and Wintrob and Ms. Whittington will receive an annual cash retainer of $75,000. Members of the audit committee will receive an additional annual retainer of $25,000. The chair of the audit committee will receive an additional annual retainer of $15,000. In addition, for 2014 each of Messrs. Denham, Masson and Wintrob and Ms. Whittington will receive an annual grant of Class A units under the 2011 Plan, subject to four-year vesting. The number of Class A units granted will typically be based on the number of Class A units with a value equal to $100,000 or as otherwise determined by our board of directors. On January 24, 2014, we granted 1,791 Class A units to each of Messrs. Denham, Masson and Wintrob and Ms. Whittington. These grants will vest ratably over four years beginning on March 1, 2015, in consideration of their service as members of our board of directors in 2014.
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
The applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned is based on 38,479,670 Class A units outstanding and 114,226,521 Class B units outstanding as of February 25, 2014. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder's aggregate holdings of OCGH units and Class A units as a percentage of the 152,706,191 Oaktree Operating Group units outstanding as of February 25, 2014. This percentage represents the applicable unitholder's aggregate economic interest in the Oaktree Operating Group. Although holders of OCGH units are entitled, subject to vesting requirements and transfer restrictions, to exchange their OCGH units for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, such exchanges require board approval and thus holders of OCGH units are not deemed to beneficially own the equivalent number of Class A units.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)
Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent
Howard S. Marks	1,826	*	—	(2)	—	20,030,937	13.1%
Bruce A. Karsh	1,826	*	—	(2)	—	20,030,937	13.1
John B. Frank	185	*	—		—	2,327,490	1.5
David M. Kirchheimer	136	*	—		—	1,646,716	1.1
Caleb S. Kramer	79	*	—		—	1,124,281	*
Scott L. Graves	72	*	—		—	1,405,705	*
Kevin L. Clayton	275	*	—		—	2,920,867	1.9
Stephen A. Kaplan	181	*	—		—	2,006,436	1.3
Larry W. Keele	322	*	—		—	4,160,135	2.7
Sheldon M. Stone	1,009	*	—		—	11,299,743	7.4
Robert E. Denham	18,191	*	—		—	—	—
D. Richard Masson	4,431	*	—		—	3,250,000	2.1
Wayne G. Pierson (3)	—	—	—		—	—	—
Marna C. Whittington	8,341	*	—		—	—	—
Jay S. Wintrob	6,191	*	—		—	—	—
All executive officers and directors as a group (18 persons)	43,196	*	—		—	71,793,533	47.0
5% Unitholders
FMR LLC (4)	4,971,088	12.9%	—		—	—	—
Epoch Investment Partners, Inc. (5)	2,511,242	6.5	—		—	—	—
Hawkins Investment Partnership L.P. (6)	2,500,000	6.5	—		—	—	—
Acorn Investors, LLC	—	—	—		—	8,634,087	5.7
Oaktree Capital Group Holdings, L.P.	13,000	*	114,226,521		100%	—	—

*	Represents less than 1%.

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

(2)
Excludes 13,000 Class A units and 114,226,521 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

(3)
Excludes 8,634,087 OCGH units held by Acorn Investors, LLC and 20 Class A units and 199,778 OCGH units held by Meyer Memorial Trust, which Mr. Pierson may be deemed to beneficially own. Mr. Pierson is the President of Acorn Investors, LLC and the Chief Financial and Investment Officer of Meyer Memorial Trust and disclaims beneficial ownership of the Class A units and OCGH units held by each entity.

(4)
Reflects Class A units beneficially owned as of December 31, 2013 by FMR LLC based on a Schedule 13G filed by FMR LLC on February 14, 2014. The Schedule 13G includes 4,577,488 Class A units beneficially owned by Edward C. Johnson 3d and family members and Fidelity Management & Research Company (together with FMR LLC and Edward C. Johnson 3d, “Fidelity”), a wholly owned subsidiary of FMR LLC, in its capacity as investment adviser to various registered investment companies (the “Fidelity funds”). The Schedule 13G also includes 381,700 Class A units beneficially owned by Mr. Johnson and family members and Fidelity SelectCo, LLC (“SelectCo"), a wholly owned subsidiary of FMR LLC, in its capacity as investment adviser to various Fidelity funds. Mr. Johnson is Chairman of FMR LLC. The Schedule 13G states that Mr. Johnson and various family members, through their ownership of FMR LLC voting common stock and the execution of a shareholders’ voting agreement, may be deemed a controlling group with respect to FMR LLC. The Schedule 13G also states that neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Fidelity funds’ boards of trustees pursuant to established guidelines. Additionally, Pyramis Global Advisors Trust Company “PGATC”), an indirect wholly owned subsidiary of FMR LLC, is the beneficial owner of 11,900 Class A units. Edward C. Johnson 3d and FMR LLC, through its control of PGATC, each has sole dispositive power and sole power to vote or to direct the voting of the Class A units held by PGATC. The address of Fidelity is 245 Summer Street, Boston, Massachusetts 02210, the address of SelectCo is 1225 17th Street, Suite 1100, Denver, Colorado 80202, and the address of PGATC is 900 Salem Street, Smithfield, Rhode Island 02917.

(5)
Reflects Class A units beneficially owned as of December 31, 2013 by Epoch Investment Partners, Inc. (“Epoch”), a wholly-owned subsidiary of TD Bank Financial Group, based on a Schedule 13G filed by Epoch on February 13, 2014. The address of Epoch is 399 Park Avenue, New York, New York 10022.

(6)
Reflects Class A units beneficially owned as of December 31, 2013 by Hawkins Capital L.P., the general partner and manager of Hawkins Investment Partnership L.P. (“HIP”), and Russell B. Hawkins, the sole portfolio manager of HIP, each of whom may be deemed to share voting and dispositive power with respect to the Class A units held by HIP, based on a Schedule 13G filed with the SEC by Hawkins Capital L.P. on February 5, 2014. The address of HIP, Hawkins Capital L.P. and Mr. Hawkins is 600 Travis Street, Suite 6650, Houston, TX 77002.

Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,206,379	—	19,360,886
Equity compensation plans not approved by security holders	—	—	—
Total (3)	3,206,379	—	19,360,886

(1)	Reflects the aggregate number of OCGH units granted under the 2011 Plan as of December 31, 2013.

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

(3)
As of December 31, 2013, 4,954,976 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan. Please see note 10 to our consolidated financial statements included elsewhere in this annual report for additional information.

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
Tax Receivable Agreement
As described above, subject to certain restrictions, each OCGH unitholder has the right to exchange his or her vested OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. Our Intermediate Holding Companies will deliver, at the option of our board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in exchange for the applicable OCGH unitholder's OCGH units pursuant to the exchange agreement. These exchanges, including our purchase of Oaktree Operating Group units in connection with the 2007 Private Offering and in connection with our initial public offering in April 2012 and a follow-on offering in May 2013, resulted in, and are expected to result in, increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. These increases in tax basis have increased and will increase (for tax purposes) depreciation and amortization deductions and reduce gain on sales of assets, and therefore reduce the taxes of two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc.
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
The term of the tax receivable agreement commenced upon the consummation of the 2007 Private Offering and continues until all such tax benefits have been utilized or expired, unless Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:

•
the timing of the exchanges - for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the Oaktree Operating Group at the time of the transaction;

•
the price of our Class A units at the time of the exchanges - the increase in any tax deductions, as well as the tax basis increase in other assets, of the Oaktree Operating Group, is directly proportional to the market value of our Class A units at the time of the exchange;

•
the extent to which an exchange of OCGH units is taxable - if an exchange is not taxable for any reason (for instance, in connection with a charitable contribution), increased deductions will not be available;

•	the amount and timing of our income - Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. will be required to pay 85% of the tax savings as and when realized, if any; and

•
the corporate income tax rates (both U.S. federal and state and local) in effect at the time the tax deductions are utilized to offset taxable income - since an increase in tax rates will generally result in higher payments, and a decrease in tax rates will generally result in lower payments.

If Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. do not have taxable income, they are not required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized. We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group, the payments that we may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that remaining payments under the tax receivable agreement (“TRA payments”) in connection with the 2007 Private Offering, our initial public offering in 2012 and our follow-on offering in May 2013 will aggregate to $43.8 million over the period ending approximately in 2029, $82.9 million over the period ending approximately in 2034 and $114.2 million over the period ending in approximately 2035, respectively. We have begun to make payments in respect of the 2007 Private Offering and our initial public offering. During the year ended December 31, 2013, we made TRA payments in respect of the year ended December 31, 2012 of $1,320,832, $1,321,285, $572,930, $297,150, $187,315 and $596,203 to Howard Marks, our Chairman, a Principal and a director; Bruce Karsh, our President and Chief Investment Officer, a Principal and a director; Sheldon Stone, a Principal and a director; D. Richard Masson, a director; Kevin Clayton, a Principal and a director; and Acorn Investors, LLC, respectively. We have not yet begun to make TRA payments in respect of the May 2013 follow-on offering. In addition, we expect that future TRA payments in connection with the 2007 Private Offering, our initial public offering and the May 2013 follow-on offering to Messrs. Marks, Karsh, Stone, Clayton and Masson; John Frank, our Managing Principal and a director; Stephen Kaplan, a Principal and a director; Larry Keele, a Principal and a director; David Kirchheimer, our Chief Financial Officer and Chief Administrative Officer, a Principal and a director; B. James Ford, a Managing Director; Caleb Kramer, a Managing Director; Scott Graves, Head of Credit Strategies and a Managing Director; Todd Molz, our General Counsel and a Managing Director; and Acorn Investors, LLC will be approximately $52.9 million, $51.4 million, $25.3 million, $4.8 million, $8.9 million, $4.5 million, $4.2 million, $1.5 million, $2.6 million, $3.4 million, $2.3 million, $1.9 million, $0.3 million and $21.8 million, respectively. Future payments under the tax receivable agreement in respect of subsequent exchanges of OCGH units would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon OCGH unitholders' continued ownership of interests in OCGH.
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
Each of the Oaktree Operating Group partnerships has an identical number of units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a unit in each of the Oaktree Operating Group partnerships. As of February 25, 2014, there were 152,706,191 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including the Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership's income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
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
Oaktree Capital Group Holdings, L.P. Units
OCGH unitholders hold OCGH units. OCGH, in turn, holds an equivalent number of Oaktree Operating Group units. The units in OCGH held by the OCGH unitholders as of February 25, 2014 have vesting provisions.

Upon expiration of the vesting period, OCGH unitholders may sell their OCGH units or exchange their OCGH units into, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing and, subsequently, sell any such Class A units received. OCGH and our board of directors may limit the number of OCGH units that may be exchanged after expiration of the relevant vesting period, based on such factors as they deem appropriate, including the market's ability to absorb sales of the exchanged Class A units. As of the date of this annual report, sales of Class A units by our employees may only be effected during “open periods” authorized by us. The amount of OCGH units vesting will vary year to year, sometimes materially, but as of February 25, 2014, OCGH units due to vest after 2014 represented approximately 3% of the total outstanding number of Oaktree Operating Group units.
OCGH unitholders that are employees will generally forfeit all unvested units in OCGH upon termination of their employment for any reason unless the termination is due to death or disability or if the forfeiture requirement is waived. Starting with unit grants issued in 2014, any unvested OCGH units held by employees will generally vest in full upon termination of their employment by us without cause if such employee delivers to us a release for our benefit. Any of the OCGH units that were outstanding at the time of the 2007 Private Offering that are forfeited will be reallocated among the remaining OCGH unitholders at the time of such offering. Any of the OCGH units issued after the date of the 2007 Private Offering that are forfeited will result in a corresponding forfeiture of Oaktree Operating Group units held by OCGH.
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
Aircraft Use
In January 2010, we exercised a buyout provision in our then aircraft lease agreement and thereafter sold the acquired plane to Mr. Karsh for an aggregate purchase price of $11,080,000. We and Mr. Karsh agreed that we would have the option of leasing this plane from him for business-related purposes on a non-exclusive basis pursuant to a lease agreement. During the year ended December 31, 2013, we paid Mr. Karsh $842,547 in connection with our use of his plane under this lease agreement. In addition, during the year ended December 31, 2013, Mr. Marks paid us $427,982 in reimbursement for operating costs of our corporate plane that we had incurred on his behalf in connection with his personal use of such plane.
Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in our funds. These investment opportunities are available to all of our professionals who we have determined have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in our funds and bear their share of management fees, except that they are not subject to incentive fees. During the year ended December 31, 2013, the following directors and executive officers invested their own capital (or the capital of family trusts or other estate planning vehicles they control) in our funds and are expected to continue to invest such capital in our funds from time to time: Mr. Clayton invested an aggregate of $1,067,108; Mr. Denham invested an aggregate of $187,750; Mr. Frank invested an aggregate of $3,544,779; Mr. Kaplan invested an aggregate of $194,648; Mr. Karsh and an organization affiliated with Mr. Karsh invested an aggregate of $5,972,121; Mr. Keele invested an aggregate of $1,298,211; Mr. Kirchheimer invested an aggregate of $3,916,068; Mr. Kramer invested an aggregate of $1,000,000; Mr. Marks invested an aggregate of $26,985,000; Mr. Masson invested an aggregate of $6,233,923; and Mr. Stone invested an aggregate of $8,165,193, respectively. During the year ended December 31, 2013, the following directors and executive officers (or family trusts or other estate planning vehicles they control) received net distributions from our funds as a result of their invested capital: Mr. Clayton received $983,670; Mr. Frank received $1,107,075; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $16,907,225; Mr. Keele received $4,065,931; Mr. Kirchheimer received $1,934,166; Mr. Kramer received $427,918; Mr. Marks received $14,832,117; Mr. Masson received $6,242,147; and Mr. Stone received $8,081,024 from our funds, respectively.

Transactions with Meyer Memorial Trust
Mr. Pierson, one of our directors, is the Chief Financial and Investment Officer of Meyer Memorial Trust. During the year ended December 31, 2013, Meyer Memorial Trust contributed in the aggregate $4,900,000 in capital to our funds on substantially the same terms as the other investors in those funds.
Transactions with Kevin Clayton
Starting in 2011, we paid, and intend to continue to pay, Mr. Clayton, a director and one of our Principals, a salary and participation profits that we expect to total approximately $5,000,000 per year in which he remains actively employed by Oaktree.
Offsets to Distributions in Respect of OCGH Units
Pursuant to an agreement between Mr. Marks, one of our directors and executive officers, and Oaktree Capital Management (UK) LLP, a subsidiary of ours in the United Kingdom, we provide £150,000 ($247,320 based on the average exchange rate for the 24-hour period ending December 31, 2013 as reported by www.oanda.com) per year to Mr. Marks, which is offset by distributions in respect of OCGH units to which Mr. Marks is entitled. In accordance with ASC Topic 718, the payment of future distributions in respect of OCGH units is factored into the grant date fair value of the OCGH units (which value is used for determining the compensation expense for such units under ASC Topic 718) and any distributions made with respect to such units are therefore not treated as an additional compensation expense by such subsidiary in the year in which such distributions are paid.
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
Director Independence
Because our Principals represent more than 50% of our voting power, we are a “controlled company” as defined in the NYSE corporate governance standards. Accordingly, we have elected not to comply with certain NYSE corporate governance standards, including the requirements that a majority of our board of directors consist of independent directors and that we have a compensation committee and a nominating/corporate governance committee with written charters addressing the committee's purpose and responsibilities that are composed entirely of independent directors.
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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP, for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013		2012
	Oaktree Capital Group, LLC	Oaktree Funds	Oaktree Capital Group, LLC	Oaktree Funds
	(in thousands)
Audit fees (1)	$4,268	$4,500	$2,881	$3,558
Audit-related fees (2)	239	1,660	774	920
Tax fees (3)	3,489	12,877	1,611	4,277
All other fees (4)	—	—	34	—

(1)
Audit fees consist of fees for services related to the annual audit of our consolidated financial statements, reviews of our interim consolidated financial statements on Form 10-Q, SEC registration statements, accounting consultations and services that are normally provided in connection with statutory and regulatory filings and engagements.

(2)
Audit-related fees consist of fees related to financial due diligence services in connection with acquisitions of portfolio companies for investment by funds managed by Oaktree in its capacity as general partner, internal controls readiness assessment as well as attestation services and agreed-upon procedures related to PPIP under the U.S. Treasury program.

(3)
Tax fees consist of fees related to tax compliance and tax advisory services. Fees in 2013 include $0.6 million and $2.3 million for services rendered in 2012 to Oaktree Capital Group, LLC and Oaktree funds, respectively.

(4)	All other fees consist of advisory services related to regulatory matters.
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
Date: February 28, 2014

Oaktree Capital Group, LLC
By:	/s/ David M. Kirchheimer
Name:	David M. Kirchheimer

Title:	Principal, Chief Financial Officer and Chief Administrative Officer and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 28th day of February 2014:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director, Chairman and Principal
/s/ Bruce A. Karsh
Bruce A. Karsh	Director, President, Chief Investment Officer and Principal
/s/ John B. Frank
John B. Frank	Director and Managing Principal (Principal Executive Officer)
/s/ David M. Kirchheimer
David M. Kirchheimer	Director, Chief Financial Officer, Chief Administrative Officer and Principal (Principal Financial Officer)
/s/ Susan Gentile
Susan Gentile	Chief Accounting Officer and Managing Director (Principal Accounting Officer)
/s/ Kevin L. Clayton
Kevin L. Clayton	Director and Principal
/s/ Stephen A. Kaplan
Stephen A. Kaplan	Director and Principal
/s/ Larry W. Keele
Larry W. Keele	Director and Principal
/s/ Sheldon M. Stone
Sheldon M. Stone	Director and Principal
/s/ Robert E. Denham
Robert E. Denham	Director
/s/ D. Richard Masson
D. Richard Masson	Director
/s/ Wayne G. Pierson
Wayne G. Pierson	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director
/s/ Jay S. Wintrob
Jay S. Wintrob	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

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

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

†
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under such section.