Form 10-Q
period 2014-03-31
Oaktree Capital Group, LLC
filed 2014-05-08
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File Number 001-35500
________________
Oaktree Capital Group, LLC
(Exact name of registrant as specified in its charter)
________________

Delaware	26-0174894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
333 South Grand Avenue, 28th Floor
Los Angeles, CA 90071
Telephone: (213) 830-6300
(Address, zip code, and telephone number, including
area code, of registrant’s principal executive offices)
________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 5, 2014, there were 43,479,670 Class A units and 109,223,057 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the items captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014 (“annual report”), which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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
“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the fund-level leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments, and the aggregate par value of collateral assets and principal cash held by our collateralized loan obligation vehicles (“CLOs”). Our AUM includes amounts for which we charge no fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics described below may not be directly comparable to the AUM metrics of other investment managers.

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

“consolidated funds” refers to the funds and CLOs that Oaktree consolidates through a majority voting interest or otherwise, including those funds in which Oaktree as the general partner is presumed to have control.
“funds” refers to investment funds and, where applicable, CLOs and separate accounts that are managed by us or our subsidiaries.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	March 31, 2014	December 31, 2013
Assets
Cash and cash-equivalents	$563,292	$390,721
U.S. Treasury and government-agency securities	360,559	676,600
Corporate investments (includes $61,424 and $67,596 measured at fair value as of March 31, 2014 and December 31,2013, respectively)	178,732	169,927
Due from affiliates	48,196	47,774
Deferred tax assets	373,037	278,885
Other assets	132,600	208,929
Assets of consolidated funds:
Cash and cash-equivalents	2,421,676	2,246,944
Investments, at fair value	42,527,164	39,911,888
Dividends and interest receivable	188,302	159,215
Due from brokers	280,486	283,764
Receivable for securities sold	884,132	324,213
Derivative assets, at fair value	86,888	94,937
Other assets	384,144	469,457
Total assets	$48,429,208	$45,263,254
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$152,908	$278,655
Accounts payable, accrued expenses and other liabilities	82,688	79,999
Due to affiliates	321,830	242,986
Debt obligations	610,714	579,464
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	40,266	29,213
Payables for securities purchased	1,346,617	697,705
Securities sold short, at fair value	99,509	140,251
Derivative liabilities, at fair value	125,719	149,880
Distributions payable	115,686	224,711
Borrowings under credit facilities	3,118,713	2,297,181
Collateralized loan obligation loans payable	497,649	—
Total liabilities	6,512,299	4,720,045
Commitments and contingencies (Note 12)
Non-controlling redeemable interests in consolidated funds	40,150,722	38,834,831
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 43,479,670 and 38,472,506 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Class B units, no par value, unlimited units authorized, 109,203,939 and 112,584,211 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Paid-in capital	617,627	590,236
Accumulated deficit	(63,111)	(114,905)
Accumulated other comprehensive loss	(1,191)	(1,122)
Class A unitholders’ capital	553,325	474,209
OCGH non-controlling interest in consolidated subsidiaries	1,212,862	1,234,169
Total unitholders’ capital	1,766,187	1,708,378
Total liabilities and unitholders’ capital	$48,429,208	$45,263,254

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Management fees	$40,431	$42,539
Total revenues	40,431	42,539
Expenses:
Compensation and benefits	(98,292)	(93,715)
Equity-based compensation	(9,182)	(6,452)
Incentive income compensation	(91,494)	(130,271)
Total compensation and benefits expense	(198,968)	(230,438)
General and administrative	(32,238)	(19,741)
Depreciation and amortization	(1,921)	(1,743)
Consolidated fund expenses	(25,192)	(23,583)
Total expenses	(258,319)	(275,505)
Other income (loss):
Interest expense	(24,000)	(11,581)
Interest and dividend income	362,136	406,252
Net realized gain on consolidated funds’ investments	654,151	1,198,260
Net change in unrealized appreciation on consolidated funds’ investments	770,478	1,021,517
Investment income	4,991	12,243
Other income (expense), net	(1,698)	(20)
Total other income	1,766,058	2,626,671
Income before income taxes	1,548,170	2,393,705
Income taxes	(7,986)	(10,157)
Net income	1,540,184	2,383,548
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(1,324,832)	(2,063,965)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(163,558)	(262,017)
Net income attributable to Oaktree Capital Group, LLC	$51,794	$57,566
Distributions declared per Class A unit	$1.00	$1.05
Net income per unit (basic and diluted):
Net income per Class A unit	$1.30	$1.91
Weighted average number of Class A units outstanding	39,700	30,186

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended March 31, 2014	Oaktree Capital Group, LLC	OCGH Non-controlling Interest in Consolidated Subsidiaries	Non-controlling Redeemable Interests in Consolidated Funds	Total
Net income	$51,794	$163,558	$1,324,832	$1,540,184
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	90	253	—	343
Unrealized loss on interest-rate swap designated as cash-flow hedge	(159)	(451)	—	(610)
Other comprehensive loss, net of tax	(69)	(198)	—	(267)
Total comprehensive income	51,725	163,360	1,324,832	1,539,917
Less: Comprehensive income attributable to non-controlling interests	—	(163,360)	(1,324,832)	(1,488,192)
Comprehensive income attributable to Oaktree Capital Group, LLC	$51,725	$—	$—	$51,725
Three Months Ended March 31, 2013
Net income	$57,566	$262,017	$2,063,965	$2,383,548
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(670)	(2,669)	—	(3,339)
Unrealized gain on interest-rate swap designated as cash-flow hedge	108	432	—	540
Other comprehensive loss, net of tax	(562)	(2,237)	—	(2,799)
Total comprehensive income	57,004	259,780	2,063,965	2,380,749
Less: Comprehensive income attributable to non-controlling interests	—	(259,780)	(2,063,965)	(2,323,745)
Comprehensive income attributable to Oaktree Capital Group, LLC	$57,004	$—	$—	$57,004

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,540,184	$2,383,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment income	(4,991)	(12,243)
Depreciation and amortization	1,921	1,743
Equity-based compensation	9,182	6,452
Net realized and unrealized gains from consolidated funds' investments	(1,424,629)	(2,219,777)
Amortization of original issue and market discount of consolidated funds' investments	(13,488)	(31,089)
Income distributions from corporate investments in companies	15,448	17,490
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in other assets	102,342	(104,354)
Decrease in net due to affiliates	(1,607)	(7,294)
Decrease in accounts payable, accrued expenses and other liabilities	(102,562)	(9,023)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(29,087)	(23,777)
Decrease in due from brokers	3,278	28,168
Increase in receivables for securities sold	(541,940)	(735,889)
Increase in payables for securities purchased	443,106	394,163
Purchases of securities	(6,032,306)	(3,569,137)
Proceeds from maturities and sales of securities	5,050,883	6,138,129
Net cash provided by (used in) operating activities	(984,266)	2,257,110
Cash flows from investing activities:
Purchases of U.S. Treasury and government-agency securities	—	(70,146)
Proceeds from maturities and sales of U.S. Treasury and government-agency securities	316,041	90,000
Corporate investments in funds and companies	(22,037)	(1,957)
Distributions from corporate investments in funds and companies	2,775	8
Purchases of fixed assets	(1,333)	(126)
Net cash provided by investing activities	295,446	17,779

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$250,000	$—
Payment of debt issuance costs	(728)	—
Repayments of debt obligations	(218,750)	(6,250)
Proceeds from issuance of Class A units	296,650	—
Purchase of OCGH units	(298,455)	(833)
Distributions to Class A unitholders	(38,473)	(31,690)
Distributions to OCGH unitholders	(140,302)	(152,740)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	1,846,325	1,614,894
Distributions to non-controlling interests	(1,966,752)	(3,256,759)
Proceeds from debt obligations issued by collateralized loan obligation vehicles	497,649	—
Borrowings on credit facilities	2,075,529	857,259
Repayments on credit facilities	(1,265,823)	(518,887)
Net cash provided by (used in) financing activities	1,036,870	(1,495,006)
Effect of exchange rate changes on cash	(747)	(8,498)
Net increase in cash and cash-equivalents	347,303	771,385
Cash and cash-equivalents, beginning balance	2,637,665	2,928,526
Cash and cash-equivalents, ending balance	$2,984,968	$3,699,911

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					OCGH Non-controlling Interest in Consolidated Subsidiaries	Total Unitholders' Capital
	Class A Units	Class B Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2013	38,473	112,584	$590,236	$(114,905)	$(1,122)	$1,234,169	$1,708,378
Activity for the three months ended March 31, 2014:
Issuance of Class A units	5,007	—	296,650	—	—	—	296,650
Issuance of Class B units	—	1,667	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(2)	—	—	—	—	—
Cancellation of Class B units	—	(5,045)	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(296,400)	—	—	—	(296,400)
Deferred tax effect resulting from the purchase of OCGH units	—	—	14,122	—	—	—	14,122
Repurchase and cancellation of OCGH units	—	—	—	—	—	(2,055)	(2,055)
Equity reallocation between controlling and non-controlling interests	—	—	49,098	—	—	(49,098)	—
Capital increase related to equity-based compensation	—	—	2,394	—	—	6,788	9,182
Distributions declared	—	—	(38,473)	—	—	(140,302)	(178,775)
Net income	—	—	—	51,794	—	163,558	215,352
Foreign currency translation adjustment, net of tax	—	—	—	—	90	253	343
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	(159)	(451)	(610)
Unitholders' capital as of March 31, 2014	43,480	109,204	$617,627	$(63,111)	$(1,191)	$1,212,862	$1,766,187

Unitholders' capital as of December 31, 2012	30,181	120,268	$645,053	$(336,903)	$(1,748)	$1,087,491	$1,393,893
Activity for the three months ended March 31, 2013:
Issuance of Class A units	8	—	—	—	—	—	—
Issuance of Class B units	—	522	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(26)	—	—	—	—	—
Repurchase and cancellation of OCGH units	—	—	—	—	—	(833)	(833)
Equity reallocation between controlling and non-controlling interests	—	—	(887)	—	—	887	—
Capital increase related to equity-based compensation	—	—	1,292	—	—	5,160	6,452
Distributions declared	—	—	(31,690)	—	—	(152,740)	(184,430)
Net income	—	—	—	57,566	—	262,017	319,583
Foreign currency translation adjustment, net of tax	—	—	—	—	(670)	(2,669)	(3,339)
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	108	432	540
Unitholders' capital as of March 31, 2013	30,189	120,764	$613,768	$(279,337)	$(2,310)	$1,199,745	$1,531,866

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts and collateralized loan obligation vehicles (“CLOs”). Commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner or, in certain limited cases, co-general partner. The CLOs are closed-end investment vehicles in which the Company may make an investment and for which it serves as collateral manager.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities that are considered to be variable interest entities and for which the Company is considered the primary beneficiary, and certain entities that are not considered variable interest entities but in which the Company has a controlling financial interest. Most of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established under GAAP. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The Company consolidates those entities where it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. This includes four variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary, and substantially all of Oaktree's closed-end, commingled open-end and evergreen funds for which the Company acts as the sole general partner and is deemed to control through a voting interest model.
Variable Interest Model. The Company consolidates entities determined to be VIEs for which it is considered the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity's business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation rules, which were revised effective January 1, 2010, require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-related fees), would give it a controlling financial interest. The consolidation rules may be deferred for a VIE if the VIE and the reporting entity's interest in the VIE meet the deferral conditions set forth in Accounting Standards Codification (“ASC”) 810-10-65-2(aa). If a VIE has qualified for the deferral of the consolidation rules, the analysis is based on consolidation rules prior to January 1, 2010. These rules require an analysis to (a) determine whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-related fees) would be expected to absorb a majority of the variability of the entity. Under either guideline, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity's status as a VIE or the determination of the primary beneficiary.
While the Company holds variable interests in the Oaktree funds, most of these funds do not meet the characteristics of a VIE. As of March 31, 2014, the Company consolidated four VIEs for which it was the primary beneficiary, including Oaktree AIF Holdings, Inc. (“AIF”), which was formed to hold certain assets for regulatory and other purposes and is immaterial to the Company. The three remaining VIEs represented CLOs, two of which had not launched as of March 31, 2014, for which the Company acts as collateral manager. As of March 31, 2014 and December 31, 2013, there were no VIEs for which the Company was not the primary beneficiary. As of December 31, 2013, the Company consolidated two VIEs.
As of March 31, 2014, the Company consolidated three CLOs with total assets and liabilities of $1.0 billion and $876.0 million, respectively. The assets and liabilities of the CLOs primarily consist of investments in debt securities and loans issued by the CLOs, respectively. The loans issued by each CLO are collateralized by the investments held by the CLO, and assets of one CLO may not be used to satisfy liabilities of another. In exchange for managing the collateral of the CLOs, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of March 31, 2014, the Company had an aggregate $115.6 million of investments in its CLOs, which represented its maximum risk of loss. The Company's investments in the CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
Voting Interest Model. For entities that are not VIEs, the Company evaluates those entities that it controls through a majority voting interest, including those Oaktree funds in which the Company as the sole general partner is presumed to have control (together with the CLOs, the “consolidated funds”). Although as general partner the Company typically has only a small, single-digit equity interest in each fund, the funds' third-party limited partners do not have the right to dissolve the partnerships or have substantive kick-out or participating rights that would overcome the presumption of control by the Company.
Accordingly, Oaktree's condensed consolidated financial statements reflect the assets, liabilities, investment income, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling redeemable interests in consolidated funds in the accompanying condensed consolidated financial statements. All of the management fees and incentive income earned by Oaktree from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, Oaktree's attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

of these amounts in consolidation has no effect on either net income or loss attributable to the Company. All intercompany transactions and balances have been eliminated in consolidation.
Certain funds for which the Company shares general partner responsibilities or where the Company has no general partner responsibility but has the ability to exert significant influence through other means are accounted for under the equity method of accounting.
Non-controlling Redeemable Interests in Consolidated Funds
The Company records non-controlling interests to reflect the economic interests of the unaffiliated limited partners. These interests are presented as non-controlling redeemable interests in consolidated funds within the condensed consolidated statements of financial condition, outside of the permanent capital section. Limited partners in open-end and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective limited partnership agreements, over periods ranging from one month to three years. While limited partners in consolidated closed-end funds generally have not been granted redemption rights, these limited partners do have redemption rights in certain limited circumstances that are beyond the control of the Company, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule.
The allocation of net income or loss to non-controlling redeemable interests in consolidated funds is based on the relative ownership interests of the unaffiliated limited partners after the consideration of contractual arrangements that govern allocations of income or loss. At the consolidated level, potential incentives are allocated to non-controlling redeemable interests in consolidated funds until such incentives become allocable to the Company under the substantive contractual terms of the limited partnership agreements of the funds.
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
March 31, 2014
($ in thousands, except where noted)

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
Fair Value Option
The Company has elected the fair value option for certain corporate investments that otherwise would not have reflected unrealized gains and losses in current-period earnings. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of investment income in the condensed consolidated statements of operations. Accounting for these investments at fair value is consistent with how the Company accounts for its investments held by the consolidated funds. The valuation methods used to measure the fair value of such investments are consistent with the valuation methodologies applied to investments held by the consolidated funds.
In addition, the Company has elected the fair value option for the assets of its CLOs. Assets of the CLOs are included in investments, at fair value and liabilities are reflected in collateralized loan obligation loans payable on the condensed consolidated statements of financial condition. Accounting for the investments held by the CLOs at fair value is consistent with how the Company accounts for investments held by other consolidated funds. The valuation methods used to measure the fair value of such investments are consistent with the valuation methodologies applied to investments held by other consolidated funds. Realized gains or losses and changes in the fair value of consolidated CLO assets are included in net realized gain on consolidated funds' investments and net change in unrealized appreciation on consolidated funds' investments, respectively, in the condensed consolidated statements of operations. Interest income of the CLOs is included in interest and dividend income, while interest expense and other expenses of the CLOs are included in interest expense and consolidated fund expenses, respectively, in the condensed consolidated statements of operations.
Investments, at Fair Value
The consolidated funds are primarily investment limited partnerships that reflect their investments, including majority-owned and controlled investments, at fair value. The Company has retained the specialized investment company accounting guidance under GAAP for the consolidated funds with respect to consolidated investments. Thus, the consolidated investments are reflected on the condensed consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

change in unrealized appreciation on consolidated funds' investments in the condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by management using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. The Company reviews the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on the facts and circumstances known as of the valuation date and the application of valuation methodologies further described below under “—Non-publicly Traded Equity and Real Estate Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date.
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
The market-yield approach is considered in the valuation of non-publicly traded debt securities, utilizing expected future cash flows and discounted using estimated current market rates. Discounted cash-flow calculations may be adjusted to reflect current market conditions and/or the perceived credit risk of the borrower. Consideration is also given to a borrower's ability to meet principal and interest obligations; this may include an evaluation of collateral and/or the underlying value of the borrower utilizing techniques described below under “—Non-publicly Traded Equity and Real Estate Investments.”
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
March 31, 2014
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
Recent Accounting Developments
In June 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that amended the criteria by which an entity qualifies as an investment company for accounting purposes. The guidance also clarified the characteristics of an investment company and provided measurement and disclosure requirements for an investment company. The Company adopted this guidance in the first quarter of 2014, which resulted in additional disclosures (please see note 12), but did not have a material impact on its condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
United States:
Fixed income securities:
Consumer discretionary	$2,790,284	$3,017,755	6.5%	7.6%
Consumer staples	570,952	801,959	1.3	2.0
Energy	684,839	650,336	1.6	1.6
Financials	478,739	554,115	1.1	1.4
Health care	849,138	600,570	2.0	1.5
Industrials	1,947,941	1,768,600	4.6	4.4
Information technology	1,119,772	1,130,614	2.6	2.8
Materials	1,149,059	1,094,476	2.7	2.7
Telecommunication services	319,044	289,046	0.8	0.7
Utilities	2,328,326	2,182,098	5.5	5.6
Total fixed income securities (cost: $12,228,907 and $12,008,435 as of March 31, 2014 and December 31, 2013, respectively)	12,238,094	12,089,569	28.7	30.3
Equity securities:
Consumer discretionary	3,097,080	3,164,000	7.3	7.9
Consumer staples	559,012	482,521	1.3	1.2
Energy	621,780	570,839	1.5	1.4
Financials	7,151,016	6,474,365	16.8	16.3
Health care	346,115	310,582	0.8	0.8
Industrials	2,965,141	1,840,900	7.0	4.6
Information technology	252,151	227,608	0.6	0.6
Materials	926,008	923,933	2.2	2.3
Telecommunication services	46,408	51,881	0.1	0.1
Utilities	222,846	193,984	0.5	0.5
Total equity securities (cost: $12,202,295 and $11,104,484 as of March 31, 2014 and December 31, 2013, respectively)	16,187,557	14,240,613	38.1	35.7

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Europe:
Fixed income securities:
Consumer discretionary	$1,315,531	$1,519,530	3.1%	3.8%
Consumer staples	157,755	159,489	0.4	0.4
Energy	345,572	295,942	0.8	0.7
Financials	574,178	612,123	1.4	1.5
Health care	78,646	39,189	0.2	0.1
Industrials	351,636	378,797	0.8	1.0
Information technology	31,216	22,216	0.1	0.1
Materials	650,492	663,984	1.5	1.7
Telecommunication services	150,745	175,231	0.4	0.4
Utilities	14,422	18,581	0.0	0.0
Total fixed income securities (cost: $3,414,059 and $3,349,740 as of March 31, 2014 and December 31, 2013, respectively)	3,670,193	3,885,082	8.7	9.7
Equity securities:
Consumer discretionary	324,219	198,045	0.8	0.5
Consumer staples	421,003	385,595	1.0	1.0
Energy	140,976	129,207	0.3	0.3
Financials	3,442,951	2,763,198	8.0	6.9
Health care	13,092	13,084	0.0	0.0
Industrials	1,140,867	784,524	2.7	2.0
Information technology	—	1,341	—	0.0
Materials	304,886	249,732	0.7	0.6
Telecommunication services	—	1,382	—	0.0
Total equity securities (cost: $5,083,771 and $4,111,171 as of March 31, 2014 and December 31, 2013, respectively)	5,787,994	4,526,108	13.5	11.3
Asia and other:
Fixed income securities:
Consumer discretionary	121,197	93,087	0.3	0.2
Consumer staples	67,452	25,424	0.2	0.1
Energy	55,863	74,167	0.1	0.2
Financials	190,506	159,369	0.4	0.4
Health care	34,748	31,057	0.1	0.1
Industrials	820,314	1,247,793	1.9	3.1
Information technology	23,882	21,842	0.1	0.1
Materials	113,321	84,107	0.3	0.2
Telecommunication services	1,608	1,884	0.0	0.0
Utilities	8,262	6,808	0.0	0.0
Total fixed income securities (cost: $1,329,587 and $1,639,694 as of March 31, 2014 and December 31, 2013, respectively)	1,437,153	1,745,538	3.4	4.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Asia and other:
Equity securities:
Consumer discretionary	$599,159	$422,731	1.4%	1.1%
Consumer staples	67,223	42,937	0.2	0.1
Energy	227,935	267,494	0.5	0.7
Financials	1,177,443	1,211,033	2.8	3.0
Health care	29,696	8,124	0.1	0.0
Industrials	620,416	1,136,934	1.5	2.9
Information technology	222,057	130,714	0.5	0.3
Materials	80,734	63,395	0.2	0.2
Telecommunication services	18,397	17,719	0.0	0.0
Utilities	163,113	123,897	0.4	0.3
Total equity securities (cost: $2,516,567 and $2,734,160 as of March 31, 2014 and December 31, 2013, respectively)	3,206,173	3,424,978	7.6	8.6
Total fixed income securities	17,345,440	17,720,189	40.8	44.4
Total equity securities	25,181,724	22,191,699	59.2	55.6
Total investments, at fair value	$42,527,164	$39,911,888	100.0%	100.0%
Securities Sold Short:
Securities sold short – equities (proceeds: $103,344 and $137,092 as of March 31, 2014 and December 31, 2013, respectively)	$(99,509)	$(140,251)
As of March 31, 2014 and December 31, 2013, no single issuer or investment had a fair value that exceeded 5% of Oaktree's total consolidated net assets.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Three Months Ended March 31,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$718,123	$775,322	$1,237,119	$855,550
Foreign currency forward contracts (1)	(56,976)	(168)	(35,989)	147,889
Total-return, credit-default and interest-rate swaps (1)	(102)	7,419	2,327	12,992
Options and futures (1)	(6,894)	(10,057)	(5,197)	5,086
Swaptions	—	(2,038)	—	—
Total	$654,151	$770,478	$1,198,260	$1,021,517

(1)	Please see note 5 for additional information.

4. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The fair value of financial instruments by fair-value hierarchy level is set forth below:

	As of March 31, 2014				As of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Cash and cash-equivalents (1)	$563,292	$—	$—	$563,292	$390,721	$—	$—	$390,721
U.S. Treasury and government-agency securities (1)	360,559	—	—	360,559	676,600	—	—	676,600
Forward contracts (2)	—	3,506	—	3,506	—	7,893	—	7,893
Total-return swap (2)	—	—	—	—	—	4,515	—	4,515
Total assets	$923,851	$3,506	$—	$927,357	$1,067,321	$12,408	$—	$1,079,729

Liabilities
Forward contracts (3)	$—	$(4,790)	$—	$(4,790)	$—	$(6,141)	$—	$(6,141)
Interest-rate swaps (3)	—	(4,781)	—	(4,781)	—	(4,171)	—	(4,171)
Total liabilities	$—	$(9,571)	$—	$(9,571)	$—	$(10,312)	$—	$(10,312)

(1)	The carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair-value hierarchy levels:

	As of March 31, 2014				As of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Cash and cash-equivalents (1)	$2,421,676	$—	$—	$2,421,676	$2,246,944	$—	$—	$2,246,944
Investments:
Corporate debt – bank debt	—	7,668,325	2,584,354	10,252,679	—	7,352,129	2,809,437	10,161,566
Corporate debt – all other	1,224	5,024,193	2,067,344	7,092,761	798	5,125,646	2,432,179	7,558,623
Equities – common stock	6,378,075	475,554	7,613,726	14,467,355	4,804,068	1,109,270	6,700,015	12,613,353
Equities – preferred stock	3,607	10,018	1,145,630	1,159,255	4,101	8,483	919,771	932,355
Real estate	—	148,767	6,976,625	7,125,392	—	37,184	6,221,294	6,258,478
Real estate loan portfolios	—	—	2,413,412	2,413,412	—	—	2,369,441	2,369,441
Other	1,629	—	14,681	16,310	2,656	1,708	13,708	18,072
Total investments	6,384,535	13,326,857	22,815,772	42,527,164	4,811,623	13,634,420	21,465,845	39,911,888
Derivatives:
Forward contracts	—	16,163	—	16,163	—	51,765	—	51,765
Swaps	—	30,015	—	30,015	—	18,318	—	18,318
Options and futures	63	36,006	—	36,069	101	18,037	—	18,138
Swaptions	—	4,641	—	4,641	—	6,716	—	6,716
Total derivatives	63	86,825	—	86,888	101	94,836	—	94,937
Total assets	$8,806,274	$13,413,682	$22,815,772	$45,035,728	$7,058,668	$13,729,256	$21,465,845	$42,253,769

Liabilities
Securities sold short – equities	$(99,509)	$—	$—	$(99,509)	$(140,251)	$—	$—	$(140,251)
Derivatives:
Forward contracts	—	(98,580)	—	(98,580)	—	(135,246)	—	(135,246)
Swaps	—	(6,763)	(2,902)	(9,665)	—	(7,096)	—	(7,096)
Options and futures	(1,794)	(14,395)	—	(16,189)	(5,030)	(1,184)	—	(6,214)
Swaptions	—	(1,285)	—	(1,285)	—	(1,324)	—	(1,324)
Total derivatives	(1,794)	(121,023)	(2,902)	(125,719)	(5,030)	(144,850)	—	(149,880)
Total liabilities	$(101,303)	$(121,023)	$(2,902)	$(225,228)	$(145,281)	$(144,850)	$—	$(290,131)

(1)	The carrying value approximates fair value due to the short-term nature.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Three Months Ended March 31, 2014:
Beginning balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Transfers into Level III	721,444	150	424,682	—	1,762	—	—	—	1,148,038
Transfers out of Level III	(972,015)	(6,366)	(340,071)	(3,849)	(90,896)	—	—	—	(1,413,197)
Purchases	254,943	123,984	800,128	144,517	800,795	236,684	—	1,000	2,362,051
Sales	(274,745)	(536,993)	(273,583)	(41,380)	(302,335)	(285,339)	—	—	(1,714,375)
Realized gains (losses), net	44,144	115,502	59,376	(28)	52,203	26,860	—	—	298,057
Unrealized appreciation (depreciation), net	1,146	(61,112)	243,179	126,599	293,802	65,766	(2,902)	(27)	666,451
Ending balance	$2,584,354	$2,067,344	$7,613,726	$1,145,630	$6,976,625	$2,413,412	$(2,902)	$14,681	$22,812,870
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(24,732)	$48,955	$354,211	$141,096	$298,175	$71,975	$2,084	$5	$891,769
Three Months Ended March 31, 2013:
Beginning balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Transfers into Level III	49,731	6,131	528,314	125,470	—	—	—	—	709,646
Transfers out of Level III	(193,810)	(97,875)	(398,778)	—	—	—	—	—	(690,463)
Purchases	134,839	33,584	51,039	29,300	307,269	224,425	—	—	780,456
Sales	(183,236)	(198,596)	(1,127,763)	(178,320)	(26,834)	(283,182)	—	—	(1,997,931)
Realized gains (losses), net	(17,014)	23,255	426,537	29,034	(9,325)	7,074	—	—	459,561
Unrealized appreciation (depreciation), net	23,452	(12,712)	(332,554)	(7,748)	281,674	44,245	9,969	(57)	6,269
Ending balance	$2,067,438	$2,912,838	$7,247,846	$647,832	$4,498,926	$1,730,384	$54,674	$15,490	$19,175,428
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$33,359	$27,735	$145,621	$32,491	$279,223	$44,245	$9,970	$(58)	$572,586

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds' investments or net change in unrealized appreciation on consolidated funds' investments in the condensed consolidated statements of operations.
Transfers between Level I and Level II positions for the three months ended March 31, 2014 included $635.2 million from Level II to Level I due to the removal of discounts on three exchange-traded common-equity investments upon the expiration of lockup periods. Transfers between Level I and Level II positions for the three months ended March 31, 2013 included $1,066.8 million from Level II to Level I, as an investment in common equity began trading on a securities exchange.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

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
The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the consolidated funds' Level III investments as of March 31, 2014:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$69,643	Discounted cash flow (1)	Discount rate	10% – 15%	11%
	611,631	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 8x	6x
	217,385	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	221,933	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	10,765	Discounted cash flow (1)	Discount rate	14% – 16%	15%
	221,170	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	559,229	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	233,578	Discounted cash flow (1)	Discount rate	12% – 19%	14%
	346,492	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	10% – 20%	14%
	56,665	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 6x	6x
	82,555	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	260,803	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	210,707	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	102,511	Discounted cash flow (1)	Discount rate	11% – 14%	13%
	442,411	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 7x	7x
	13,303	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	446,518	Discounted cash flow (1)	Discount rate	9% – 14%	12%
	374,787	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 11x	8x
	29,426	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	137,284	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
Consumer discretionary:	57,560	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	622,920	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	8x
	2,940	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	167,262	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Financials:	$94,481	Discounted cash flow (1)	Discount rate	11% – 13%	12%
	489,920	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.4x	1.2x
	272,389	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Industrials:	24,938	Discounted cash flow (1)	Discount rate	15% – 17%	16%
	1,668,252	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 14x	8x
	1,493,256	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.3x	1x
	873,360	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	229,158	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	1,101,844	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	124,651	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	32,483	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	63,222	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	1,178,207	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	9x
	83,889	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	247	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	178,377	Other	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	2,304,595	Discounted cash flow (1)(7)	Discount rate	8% – 36%	14%
			Terminal capitalization rate	6% – 11%	8%
			Direct capitalization rate	7% – 8%	8%
			Net operating income growth rate	1% – 17%	6%
			Absorption rate	16% – 44%	31%
	1,348,855	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 12x	12x
	483,110	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.2x – 1.4x	1.3x
	1,049,702	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	694,305	Sales approach (8)	Market transactions	Not applicable	Not applicable
	1,096,058	Recent market information (6)	Quoted prices / discount	0% – 6%	5%
Real estate loan portfolios:
	734,587	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	1,678,825	Discounted cash flow (1)(7)	Discount rate	10% – 23%	15%
Other	14,681
Total Level III investments	$22,812,870

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the Company's Level III investments as of December 31, 2013:

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
March 31, 2014
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

(1)
A discounted cash-flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, as well as certain equity investments, real estate-oriented investments and real estate loan portfolios.

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
March 31, 2014
($ in thousands, except where noted)

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
During the three months ended March 31, 2014, the valuation technique for one Level III equity security and one Level III credit-oriented security changed from a valuation based on recent market information to a market approach based on comparable companies, as the investee underwent a restructuring and its securities are no longer traded. During the three months ended March 31, 2013, there were no changes in techniques used to value Level III investments.
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
In January 2013, the Company entered into an interest-rate swap with a notional value of $175.0 million, of which $168.8 million was designated to hedge a portion of the interest-rate risk associated with its variable-rate borrowings. As of March 31, 2014, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $371.3 million. These hedges continued to be effective. As of December 31, 2013, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $378.8 million.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

In August 2013, to facilitate its investment management activities, the Company entered into a two-year total return swap (“TRS”) agreement with a financial institution to meet certain investment objectives for which the primary risk exposure was credit. Pursuant to the TRS agreement, the Company had deposited $50 million in cash collateral with the counterparty and had the ability to access up to $200 million of U.S. dollar-denominated debt securities underlying the TRS.
In February 2014, the Company closed its TRS position resulting in realized gains of $7.1 million, of which $1.4 million was received in cash. In connection with the launch of a CLO, the Company purchased the underlying reference securities that were held by the counterparty at fair value totaling $312.9 million and interest receivable of $1.0 million. The Company paid $258.2 million in cash, net of the $50 million cash deposit and an offset of the remaining $5.7 million of realized gains due from the counterparty under the TRS. The CLO was funded with net proceeds of $450.0 million in cash from the issuance of $456.0 million in senior secured notes to a third party, net of $6.0 million in debt issuance costs, and $60.2 million in contributions from the Company. Please see note 6 for more information regarding CLO loans payable.
Freestanding derivatives are instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These instruments may include foreign currency exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of forward currency sell contracts consisted of the following:

As of March 31, 2014:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 4/8/14-1/8/15	149,055	$201,266	$205,319	$(4,053)
USD (buy GBP), expiring 4/8/14-1/30/15	53,498	53,498	51,907	1,591
GBP, expiring 4/30/14	3,000	4,643	5,001	(358)
Japanese Yen, expiring 4/30/14-1/30/15	5,745,650	57,267	55,731	1,536
Total		$316,674	$317,958	$(1,284)

As of December 31, 2013:
Euro, expiring 1/8/14-10/31/14	115,685	$153,959	$159,485	$(5,526)
USD (buy GBP), expiring 1/8/14-9/30/14	54,361	54,361	50,286	4,075
GBP, expiring 4/30/14	3,000	4,643	4,966	(323)
Japanese Yen, expiring 1/31/14-1/30/15	6,261,700	63,107	59,581	3,526
Total		$276,070	$274,318	$1,752

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

The fair value of the TRS contract as of December 31, 2013, which is included in other assets in the condensed consolidated statements of financial condition, consisted of the following:

As of December 31, 2013	Notional	Fair Value
Total-return swap	$189,089	$4,515
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded on the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
Foreign Currency Forward Contracts:	2014	2013
General and administrative expenses (1)	$(1,491)	$4,359

Total-return Swap:
Investment income	$2,554	$—

(1)
To the extent that the Company's freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of both March 31, 2014 and December 31, 2013, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
Derivatives Held By Consolidated Funds
Certain consolidated funds utilize derivative instruments in ongoing investment operations. These derivatives primarily consist of foreign currency forward contracts and options utilized to manage currency risk, interest-rate swaps to hedge interest-rate risk, options and futures used to hedge exposure for specific securities, and total-return and credit-default swaps utilized mainly to obtain exposure to leveraged loans or to participate in foreign markets not readily accessible. The primary risk exposure for options and futures is price, while the primary risk exposure for total-return and credit-default swaps is credit. None of the derivative instruments are accounted for as hedging instruments utilizing hedge accounting.
The impact of derivative instruments held by the consolidated funds on the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$(56,976)	$(168)	$(35,989)	$147,889
Total-return, credit-default and interest-rate swaps	(102)	7,419	2,327	12,992
Options and futures	(6,894)	(10,057)	(5,197)	5,086
Swaptions	—	(2,038)	—	—
Total	$(63,972)	$(4,844)	$(38,859)	$165,967

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

Balance Sheet Offsetting
The Company recognizes all derivatives as assets or liabilities at fair value in its condensed consolidated statements of financial condition. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. The table below sets forth the rights of setoff and related arrangements associated with derivative instruments held by the Company. The “gross amounts not offset in statements of financial condition” column in the table below relates to derivative instruments that are eligible to be offset in accordance with applicable accounting guidance, but for which management has elected not to offset in the condensed consolidated statements of financial condition.

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2014				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$3,506	$—	$3,506	$2,834	$—	$672
Derivative assets of consolidated funds:
Foreign currency forward contracts	16,163	—	16,163	14,911	—	1,252
Total-return, credit-default and interest-rate swaps	30,015	—	30,015	1,009	—	29,006
Options and futures	36,069	—	36,069	16,634	—	19,435
Swaptions	4,641	—	4,641	1,285	—	3,356
Subtotal	86,888	—	86,888	33,839	—	53,049
Total	$90,394	$—	$90,394	$36,673	$—	$53,721

Derivative Liabilities:
Foreign currency forward contracts	$(4,790)	$—	$(4,790)	$(3,437)	$—	$(1,353)
Interest-rate swaps	(4,781)	—	(4,781)	603	—	(5,384)
Subtotal	(9,571)	—	(9,571)	(2,834)	—	(6,737)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(98,580)	—	(98,580)	(15,723)	(2,562)	(80,295)
Total-return, credit-default and interest-rate swaps	(9,665)	—	(9,665)	(2,436)	(4,383)	(2,846)
Options and futures	(16,189)	—	(16,189)	(14,395)	(1,794)	—
Swaptions	(1,285)	—	(1,285)	(1,285)	—	—
Subtotal	(125,719)	—	(125,719)	(33,839)	(8,739)	(83,141)
Total	$(135,290)	$—	$(135,290)	$(36,673)	$(8,739)	$(89,878)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2013				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$7,893	$—	$7,893	$5,951	$—	$1,942
Total-return swaps	4,515	—	4,515	—	—	4,515
Subtotal	12,408	—	12,408	5,951	—	6,457
Derivative assets of consolidated funds:
Foreign currency forward contracts	51,765	—	51,765	31,223	—	20,542
Total-return, credit-default and interest-rate swaps	18,318	—	18,318	483	—	17,835
Options and futures	18,138	—	18,138	—	—	18,138
Swaptions	6,716	—	6,716	1,324	—	5,392
Subtotal	94,937	—	94,937	33,030	—	61,907
Total	$107,345	$—	$107,345	$38,981	$—	$68,364

Derivative Liabilities:
Foreign currency forward contracts	$(6,141)	$—	$(6,141)	$(4,466)	$—	$(1,675)
Interest-rate swaps	(4,171)	—	(4,171)	(1,485)	—	(2,686)
Subtotal	(10,312)	—	(10,312)	(5,951)	—	(4,361)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(135,246)	—	(135,246)	(31,223)	(11,583)	(92,440)
Total-return, credit-default and interest-rate swaps	(7,096)	—	(7,096)	(483)	(4,358)	(2,255)
Options and futures	(6,214)	—	(6,214)	—	(3,067)	(3,147)
Swaptions	(1,324)	—	(1,324)	(1,324)	—	—
Subtotal	(149,880)	—	(149,880)	(33,030)	(19,008)	(97,842)
Total	$(160,192)	$—	$(160,192)	$(38,981)	$(19,008)	$(102,203)

6. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company's debt obligations are set forth below:

	As of
	March 31, 2014	December 31, 2013
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$10,714	$10,714
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, variable rate term loan issued in December 2012, payable 2.5% per quarter through September 2017, final $125,000 payment on December 21, 2017, prepaid in March 2014	—	218,750
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2019	250,000	—
Total remaining principal	$610,714	$579,464

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

Future principal payments of debt obligations as of March 31, 2014 were as follows:

Remainder of 2014	$10,714
2015	—
2016	100,000
2017	—
2018	—
Thereafter	500,000
Total	$610,714
The Company was in compliance with all financial covenants associated with its senior notes and credit facility as of March 31, 2014 and December 31, 2013.
The fair value of the Company's debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $662.3 million and $611.1 million as of March 31, 2014 and December 31, 2013, respectively, utilizing an average borrowing rate of 3.3% and 3.2%, respectively. As of March 31, 2014, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $656.5 million, whereas a 10% decrease would increase the estimated fair value to $668.4 million.
In March 2014, the Company's subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company's prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan's annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of March 31, 2014, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial covenants.
Credit Facilities of the Consolidated Funds
Certain consolidated funds maintain revolving credit facilities to fund investments between capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds' limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. Additionally, certain consolidated funds have issued senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and was estimated based on a discounted cash-flow analysis utilizing a discount rate that ranged from 1.6% to 1.8%. For all periods presented, carrying value approximates the fair value of the credit facilities and senior variable rate notes due to their short-term nature, recent issuance date or a resulting yield that approximates the market rate. As of March 31, 2014, the consolidated funds were in compliance with all covenants.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit Agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	March 31, 2014	December 31, 2013
Credit facility (3)	$434,000	$434,000	$435,000	1.45%	11/14/2018	N/A	N/A
Senior variable rate notes (3)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (3)	499,017	498,916	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (3)	402,387	402,375	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	64,500	64,500	$64,500	1.65%	7/20/2023	N/A	N/A
Revolving credit facility	300,000	400,000	$500,000	1.60%	6/26/2015	0.25%	N/A
Revolving credit facility	—	67,000	$180,000	1.75%	12/15/2014	0.35%	N/A
Revolving credit facility	—	—	$125,000	1.75%	5/20/2014	0.35%	N/A
Revolving credit facility	—	—	$55,000	2.00%	12/15/2015	0.35%	2.00%
Revolving credit facility	—	—	$40,000	1.50%	12/5/2014	0.30%	1.50%
Euro-denominated revolving credit facility	647,481	13,090	€550,000	1.65%	2/25/2016	0.25%	1.65%
Euro-denominated revolving credit facility	37,213	—	€100,000	1.95%	2/2/2016	0.40%	1.95%
Revolving credit facility	—	2,800	$10,000	2.25%	9/1/2014	0.38%	N/A
Revolving credit facility	245,000	165,000	$350,000	1.65%	3/22/2015	0.25%	N/A
Revolving credit facility	24,500	—	$150,000	1.60%	1/16/2017	0.25%	1.60%
Revolving credit facility	13,600	—	$30,000	1.50%	12/11/2015	0.20%	N/A
Credit facility (4)	201,515	—	$201,515	2.12%	Various	N/A	N/A
	$3,118,713	$2,297,181

(1)	The facilities bear interest, at the borrower's option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of March 31, 2014 and December 31, 2013, outstanding standby letters of credit totaled $55,546 and $55,954, respectively.

(3)	The credit facility was collateralized by the portfolio investments and cash and cash-equivalents of the fund.

(4)
The credit facility was collateralized by specific investments of the fund. Of the total balance outstanding, $166.7 million matures on March 11, 2015 and the remaining $34.8 million matures on February 11, 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

Collateralized Loan Obligation Loans Payable
As of March 31, 2014, the Company had consolidated three CLOs in its condensed consolidated financial statements. The table below sets forth the loans payable of those CLOs.

	As of March 31, 2014				As of December 31, 2013
	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Outstanding Borrowings	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)	$456,075	$456,075	2.25%	11.0	$—	$—	n/a	n/a
Senior secured notes (3)	20,900	20,900	2.55%	4.8	—	—	n/a	n/a
Term loan (4)	20,674	20,674	1.83%	1.3	—	—	n/a	n/a
	$497,649	$497,649

(1)
The carrying value approximates fair value due to the short-term nature or recent issuance date. The debt obligations of the CLOs are Level III valuations and were valued using a discounted cash-flow analysis.

(2)	The interest rate was LIBOR plus 2.01%.

(3)
The interest rate was LIBOR plus a margin determined based on a formula as defined in the respective borrowing agreements, which incorporate different borrowing values based on the characteristics of collateral investments purchased.  The weighted average unused commitment fee rate ranged from 0% to 2.0%.

(4)	The term loan had a total facility capacity of €140 million as of March 31, 2014. The interest rate was EURIBOR plus 1.40% and the unused commitment fee was 0.30%.
The obligations with respect to the CLO loans payable are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of March 31, 2014, the fair value of the CLO assets was $1.0 billion and consisted of cash, corporate loans, corporate bonds and other securities. As of December 31, 2013, there were no assets or liabilities outstanding associated with the CLOs.
Future principal payments with respect to the CLO loans payable as of March 31, 2014 were as follows:

Remainder of 2014	$—
2015	20,674
2016	—
2017	—
2018	—
Thereafter	476,975
Total	$497,649

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$38,834,831	$39,670,831
Contributions	1,971,832	1,614,894
Distributions	(2,092,259)	(3,256,759)
Net income	1,324,832	2,063,965
Change in distributions payable	109,025	105,089
Foreign currency translation and other	2,461	(97,875)
Ending balance	$40,150,722	$40,100,145

8. UNITHOLDERS’ CAPITAL
The OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of March 31, 2014 and December 31, 2013, respectively, OCGH units represented 109,203,939 of the total 152,683,609 Oaktree Operating Group units and 112,584,211 of the total 151,056,717 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,695,765 and $1,655,911 as of March 31, 2014 and December 31, 2013, respectively, the OCGH non-controlling interest was $1,212,862 and $1,234,169.

The following table sets forth a summary of the net income attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Three Months Ended March 31,
	2014	2013
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	112,571	120,628
Class A unitholders	39,700	30,186
Total weighted average units outstanding	152,271	150,814
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$163,558	$262,017
Net income attributable to Class A unitholders	57,682	65,569
Oaktree Operating Group net income	$221,240	$327,586
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$57,682	$65,569
Non-Operating Group expenses	(282)	(210)
Income tax expense of Intermediate Holding Companies	(5,606)	(7,793)
Net income attributable to Oaktree Capital Group, LLC	$51,794	$57,566

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group:

	Three Months Ended March 31,
	2014	2013

Net income attributable to Oaktree Capital Group, LLC	$51,794	$57,566
Equity reallocation between controlling and non-controlling interests	49,098	(887)
Change from net income attributable to Oaktree Capital Group, LLC and transfers from (to) non-controlling interest	$100,892	$56,679

On March 10, 2014, the Company issued and sold 5,000,000 Class A units to the underwriter in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to the Company. The Company did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in the Company's business from certain of the Company's directors, employees and other investors, including certain Principals and other members of the Company's senior management.
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders' capital.
9. EARNINGS PER UNIT
The computations of net income per Class A unit are set forth below:

	Three Months Ended March 31,
	2014	2013
Weighted average units outstanding:	(in thousands, except per unit amounts)
Class A units outstanding	39,700	30,186
OCGH units exchangeable into Class A units (1)	—	—
Total weighted average units outstanding	39,700	30,186
Net income per Class A unit:
Net income	$51,794	$57,566
Weighted average units outstanding	39,700	30,186
Basic and diluted net income per Class A unit	$1.30	$1.91

(1)
Vested OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of March 31, 2014, there were 109,203,939 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 109,203,939 additional Class A units through March 1, 2024 if all such units were exchanged. For all periods presented, OCGH units have been excluded from the calculation of diluted earnings per unit because the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interest in the Oaktree Operating Group and could have an anti-dilutive effect on earnings per unit to the extent that tax-related or other expenses were incurred by the Company as a result of the exchange.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

10. EQUITY-BASED COMPENSATION
During the three months ended March 31, 2014, the Company granted 1,690,418 restricted OCGH units and 7,164 Class A units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.1 years. The grant date fair value of all OCGH units awarded in 2014 was determined by applying a 25% discount to the Class A unit trading price on the New York Stock Exchange and the calculation of compensation expense assumed a forfeiture rate, based on expected employee turnover, of up to 1.5% annually.
As of March 31, 2014, the Company expected to recognize compensation expense on its unvested equity-based awards of $163.1 million over a weighted average recognition period of 5.2 years.
A summary of the status of the Company’s unvested equity-based awards as of March 31, 2014 and a summary of changes for the three months then ended are presented below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	16,582	$45.34	4,465,722	$30.30
Granted	7,164	58.88	1,690,418	44.16
Vested	(4,412)	45.16	(1,027,363)	24.28
Forfeited	—	—	(2,011)	27.60
Balance, March 31, 2014	19,334	$50.40	5,126,766	$36.08
As of March 31, 2014, unvested units were expected to vest as follows:

	Number of Units	Weighted Average Remaining Service Term (Years)
Class A units	19,334	3.6
OCGH units	5,126,766	5.2
11. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group's unitholders.  The Company's effective tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income tax and the three other subsidiaries that are not; consequently, the effective tax rate is subject to significant variation from period to period. The Company's effective tax rate used for interim periods is based on the estimated full-year income tax rate.
U.S. and non-U.S. taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company believes that it is reasonably possible that one outcome of these current examinations, combined with expiring statutes of limitation on other items, may be to reduce in the next 12 months approximately $8 million to $10 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurances as to the ultimate outcomes.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

Tax Receivable Agreement
The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, the Company recorded a deferred tax asset of $94 million and an associated liability of $80 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14 million. These payments are expected to occur over the period ending approximately in 2036.
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2014.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of March 31, 2014 and December 31, 2013, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,335,937 and $2,211,979, respectively, for which related direct incentive income compensation expense was estimated to be $1,120,414 and $994,879, respectively.
Commitments to Funds
As of March 31, 2014 and December 31, 2013, the Company, generally in the capacity as general partner, had undrawn capital commitments of $335.8 million and $327.3 million, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of March 31, 2014 and December 31, 2013, the consolidated funds had aggregate potential credit and investment commitments of $1.2 billion and $1.3 billion, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. On December 20, 2012, certain consolidated funds (“Funds”) entered into a £200 million revolving credit facility (the “RCF”) pursuant to which certain portfolio companies of the Funds were able to draw under the RCF over a three-year period.  The RCF had an annual commitment fee on unused commitments of 1.0% and an annual interest rate equal to Libor or Euribor, as applicable, plus 2.0%.  The Funds guaranteed the payment and other obligations of the borrowers under the RCF.  As of December 31, 2013, there were $317.0 million of borrowings outstanding under the RCF. On February 25, 2014, the Funds repaid the outstanding balance under the RCF and replaced the RCF, along with an existing €130 million revolving credit facility, with a €550 million revolving credit facility (please see note 6).
The aggregate amounts guaranteed in addition to those described for the RCF were not material to the condensed consolidated financial statements as of March 31, 2014 and December 31, 2013.
The majority of the Company’s consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. Certain consolidated funds within the Distressed Debt, Control Investing and Real Estate strategies provide financial support to portfolio companies in accordance with the investment objectives of the consolidated funds. Distressed Debt funds invest primarily in the securities of entities that are undergoing, are considered likely to undergo, or have undergone reorganizations under applicable bankruptcy law, or other extraordinary transactions such as debt restructurings, reorganizations and liquidations outside of bankruptcy. Control Investing funds seek to obtain control or significant influence primarily in middle-market companies through the purchase of debt at a discount (also known as “distress-for-control”), structured or hybrid investments (such as convertible debt or debt with warrants), or direct equity investments that typically involve situations with an element of distress or dislocation. Real Estate funds focus on distressed opportunities primarily in real estate, real estate debt and restructurings, which typically involve value investments, rescue capital and distress-for-control investments. This financial support may be provided pursuant to contractual agreements, typically in the form of follow-on investments, guarantees or financing commitments. Most of the financial support is provided as an inherent part of the ongoing investment operations of the consolidated funds within these strategies and is considered to be provided at the discretion of the Company in its capacity as general partner and investment manager. For the three months ended March 31, 2014, the consolidated funds provided financial support to portfolio companies totaling $366.4 million and $2.6 billion with respect to support pursuant to contractual agreements and at the discretion of the consolidated funds, respectively. The majority of this financial support consisted of the funds' ongoing purchases of investment securities and companies.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

13. RELATED-PARTY TRANSACTIONS
The Company considers its Principals, employees and non-consolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximates fair value because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company's cost of debt. The fair value of amounts due to affiliates was $160,951 and $123,497 as of March 31, 2014 and December 31, 2013, respectively, based on a discount rate of 10.0%.

	As of
	March 31, 2014	December 31, 2013
Due from affiliates:
Loans	$41,092	$41,095
Amounts due from non-consolidated funds	870	1,220
Payments made on behalf of non-consolidated entities	4,397	3,272
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,837	2,187
Total due from affiliates	$48,196	$47,774
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 11)	$320,940	$240,911
Amounts due to Principals, certain non-controlling interest holders and employees	890	2,075
Total due to affiliates	$321,830	$242,986
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $568 and $413 for the three months ended March 31, 2014 and 2013, respectively.
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
March 31, 2014
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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before the Company’s initial public offering, (b) income taxes, (c) expenses that Oaktree Capital Group, LLC or its Intermediate Holding Companies bear directly and (d) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

ANI was as follows:

	Three Months Ended March 31,
	2014	2013
Revenues:
Management fees	$188,400	$184,214
Incentive income	292,876	327,184
Investment income	46,480	82,050
Total revenues	527,756	593,448
Expenses:
Compensation and benefits	(98,194)	(93,617)
Equity-based compensation	(3,983)	(652)
Incentive income compensation	(137,828)	(130,271)
General and administrative	(30,562)	(23,988)
Depreciation and amortization	(1,921)	(1,743)
Total expenses	(272,488)	(250,271)
Adjusted net income before interest and other income (expense)	255,268	343,177
Interest expense, net of interest income (1)	(6,625)	(7,407)
Other income (expense), net	(1,698)	(20)
Adjusted net income	$246,945	$335,750

(1)	Interest income was $1.1 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.
A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended March 31,
	2014	2013
Net income attributable to Oaktree Capital Group, LLC	$51,794	$57,566
Incentive income (1)	64,460	—
Incentive income compensation (1)	(46,334)	—
Equity-based compensation (2)	5,199	5,800
Income taxes (3)	7,986	10,157
Non-Operating Group expenses (4)	282	210
OCGH non-controlling interest (4)	163,558	262,017
Adjusted net income	$246,945	$335,750

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for the three months ended March 31, 2013.

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
March 31, 2014
($ in thousands, except where noted)

(4)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended March 31, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$188,400	$(147,969)	$40,431
Incentive income (1)	292,876	(292,876)	—
Investment income (1)	46,480	(41,489)	4,991
Total expenses (2)	(272,488)	14,169	(258,319)
Interest expense, net (3)	(6,625)	(17,375)	(24,000)
Other income, net	(1,698)	—	(1,698)
Other income of consolidated funds (4)	—	1,786,765	1,786,765
Income taxes	—	(7,986)	(7,986)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(1,324,832)	(1,324,832)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(163,558)	(163,558)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$246,945	$(195,151)	$51,794
Corporate investments (5)	$1,393,692	$(1,214,960)	$178,732
Total assets(6)	$2,934,327	$45,494,881	$48,429,208

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $5,199 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $26,684, (c) expenses incurred by the Intermediate Holding Companies of $282 and (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $46,334.

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

(5)
The adjustment to corporate investments is to remove from segment assets the Company's investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting purposes. Of the $1.4 billion, equity-method investments accounted for $1.2 billion.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

	As of or for the Three Months Ended March 31, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$184,214	$(141,675)	$42,539
Incentive income (1)	327,184	(327,184)	—
Investment income (1)	82,050	(69,807)	12,243
Total expenses (2)	(250,271)	(25,234)	(275,505)
Interest expense, net (3)	(7,407)	(4,174)	(11,581)
Other income, net	(20)	—	(20)
Other income of consolidated funds (4)	—	2,626,029	2,626,029
Income taxes	—	(10,157)	(10,157)
Net income attributable to non-controlling redeemable interests in consolidated funds	—	(2,063,965)	(2,063,965)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(262,017)	(262,017)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$335,750	$(278,184)	$57,566
Corporate investments (5)	$1,117,848	$(1,022,196)	$95,652
Total assets (6)	$2,500,367	$42,416,711	$44,917,078

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $5,800 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $19,224 and (c) expenses incurred by the Intermediate Holding Companies of $210.

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

(5)
The adjustment to corporate investments is to remove from segment assets the Company's investments in the consolidated funds that are treated as equity-method investments for segment reporting purposes.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2014
($ in thousands, except where noted)

15. SUBSEQUENT EVENTS
On May 1, 2014, the Company declared a distribution of $0.98 per Class A unit. This distribution, which is related to the first quarter of 2014, will be paid on May 15, 2014 to Class A unitholders of record as of the close of business on May 12, 2014.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $86.2 billion in AUM as of March 31, 2014. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than a quarter-century we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets. Our investment approach, based on the primacy of risk control, and the strong risk-adjusted performance record it has produced appeal to the many investors who seek attractive returns with less-than-commensurate risk. Oaktree's growth and success are byproducts of our proven investment approach and our policy of putting clients' interests first.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has more than doubled over the past decade, to approximately 2,000, including 74 of the 100 largest U.S. pension plans, 38 states in the United States, over 400 corporations, nearly 350 university, charitable and other endowments and foundations, 11 sovereign wealth funds and approximately 300 other non-U.S. institutional investors. Approximately 39% of our clients are invested in at least four or more different investment strategies, and approximately 38% of our clients are invested in two or three different investment strategies. We serve these clients with over 800 employees, including over 220 employee-owners, with offices in 16 cities across 12 countries, of which the largest offices are in Los Angeles (headquarters), London, New York and Hong Kong.
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
Business Environment and Developments
As a global investment manager, we are affected by myriad factors, including the condition of the economy and financial markets; the relative attractiveness of our investment strategies and investors' demand for them; and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and our revenue mix historically has allowed us to benefit from both strong and weak environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially Distressed Debt. Additionally, during weak financial markets there often is expanded availability of bargain investments for purchase, and our risk-controlled investment approach generally allows us to take maximum advantage of them. Conversely, the strong phase of the economic cycle generally increases the value of our investments and therefore the fees that are based on asset value, and creates favorable exit opportunities (and often incentive income and higher investment income proceeds). At the same time, however, this motivates us to be more restrained in sizing funds in distress-oriented strategies.
Following 2013’s strong returns, most major equity markets saw modest gains in the first quarter of 2014, with the S&P 500 Index rising 1.8%. Credit markets generally rose, as the uneven nature of the economic recovery and lack of inflationary pressures restrained the late-2013 rise in interest rates. The yield on the 10-year U.S. Treasury note declined 31 basis points, to close the quarter at 2.73%. High yield bonds returned 2.9% (as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index), as yield spreads tightened. European equities were generally positive, with the MSCI Europe Index advancing 2.2%, on signs of continuing economic recovery in the region. In general, emerging markets stocks continued to lag those in developed markets, amid concerns over the U.S. Federal Reserve’s tapering of its bond-buying program, slowing growth in China and tensions between Russia and Ukraine.
The first quarter’s generally accommodative financial and capital markets allowed us to maintain our harvesting of profitable investments in our liquidating closed-end funds. Those realizations and ongoing interest and dividend income drove the $2.0 billion in distributions by our Distressed Debt and other closed-end funds, bringing their aggregate distributions for the trailing twelve months to $10.8 billion. As of March 31, 2014, our closed-end funds had produced an aggregate gross IRR of 19.9% on over $64 billion of drawn capital. Our AUM and management fee-generating AUM reached all-time highs, boosted by rising market values and net capital inflows. Although bargain-priced buying opportunities remained relatively scarce, particularly for our distress-oriented funds, we are finding attractive risk-adjusted investment opportunities in pockets of dislocation where a pullback of traditional lenders as well as a tightening financial regulatory environment have created a void of capital. These opportunities include a broad array of assets in Europe, commercial bank loan portfolios and shipping. We continue to capitalize on these and other opportunities through our existing funds and strategies, as well as our newer product offerings, including Strategic Credit, Real Estate Debt, Emerging Markets Opportunities, Emerging Markets Equities, European Private Debt and levered senior loan vehicles such as Oaktree Enhanced Income Fund, L.P. (“EIF”). New clients and new products were key elements of our asset growth, as approximately 45% of the $13 billion of gross capital raised within the last twelve months was for strategies and investment products that did not exist three years ago, and about one-third of the gross capital raised within the last twelve months was from clients new to Oaktree.
The continued strength in financial markets resulted in incentives created by 22 different funds across nine different investment strategies in the first quarter of 2014, and accrued incentives (fund level), net of associated incentive income compensation expense (“net accrued incentives (fund level)”), of $1.2 billion as of March 31, 2014.  However, the prospect of near-term realizations from the March 31, 2014 net accrued incentives (fund level) balance is considerably lower than was the case from the year-ago balance as of March 31, 2013.  Specifically, of the $1.2 billion in net accrued incentives (fund level) as of March 31, 2014, $444.9 million represented funds that as of that date were currently paying incentives, with the remainder arising from funds that, as of March 31, 2014, had not yet reached the stage of their cash distribution waterfall where we are entitled to receive incentive income, other than tax-related incentive distributions (which are not currently expected for the final three quarters of 2014).  In contrast, as of March 31, 2013, the equivalent portion of net accrued incentives (fund level) that was paying incentives was $777.5 million.
OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”) represented approximately four-fifths of the $444.9 million in net accrued incentives (fund level) as of March 31, 2014 attributable to funds currently paying incentives.  Historically, a closed-end fund’s incentive distributions tend to become more sporadic, lumpier and/or smaller in size, and its holdings tend to become more concentrated and less liquid, as it progresses through its liquidation phase, such as is now the case for Opps VIIb, which had an NAV of $3.0 billion as of March 31, 2014, down from $5.4 billion as of March 31, 2013.  As a result, due to the $332.6 million decline in net accrued incentives (fund level) attributable to funds currently paying incentives over the last twelve months and the fact that approximately four-fifths of that smaller balance was represented by a fund whose incentive distributions would normally be expected to decline in frequency and/or size, for the remainder of 2014 we would expect significantly less net incentive income, and thus lower adjusted net income and distributable earnings, to arise from the net accrued incentives (fund level) balance as of the end of the first quarter than was the case for the last three quarters of 2013 from the March 31, 2013 net accrued incentives (fund level) balance.
Understanding Our Results—Consolidation of Oaktree Funds
GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests. Consolidated funds consist of those funds and CLOs in which we hold a general partner interest or otherwise that give us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separately managed accounts, represented 36% of our AUM as of March 31, 2014, and 21% and 8% of our segment management fees and segment revenues, respectively, for the three months ended March 31, 2014.

We do not consolidate OCM/GFI Power Opportunities Fund II, L.P. (“Power Fund II”) because we do not control this fund through a majority voting interest or otherwise. Power Fund II has two general partners—one is an entity controlled by Oaktree and the other is an entity controlled by G3W Ventures LLC (formerly, GFI Energy Ventures LLC), a third-party investment manager. The general partners have equal voting rights; consequently, neither general partner is deemed to individually control the fund.
When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the fund on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling redeemable interests in consolidated funds in the condensed consolidated financial statements. All of the management fees and incentive income earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination of these amounts in consolidation has no effect on either net income or loss attributable to us.
The elimination of consolidated funds from our consolidated revenues means that going forward consolidated revenues are expected to be significantly impacted by fund flows and fluctuations in the market value of our separately managed accounts because they are not consolidated. Note 14 to our condensed consolidated financial statements included elsewhere in this quarterly report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also include performance-based revenues earned from certain open-end and evergreen fund accounts and CLOs. We also have the opportunity to earn incentive income from most of our closed-end funds and certain evergreen funds. Our closed-end funds generally provide that we receive incentive income only after our investors receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, provided the preferred return continues to be met, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third segment revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in third-party managed funds and companies. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of our funds.
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
Equity-based Compensation
Equity-based compensation reflects the non-cash charge associated with grants of Class A and OCGH units. The non-cash compensation expense for units granted before and after our initial public offering is recognized in the condensed consolidated financial statements. Adjusted net income, however, excludes non-cash equity-based compensation expense for units granted before our initial public offering (please see “—Segment and Operating Metrics—Adjusted Net Income” below).  As of March 31, 2014, there was $69.8 million of unrecognized compensation expense related to unit grants made before our initial public offering that we expect to recognize in our condensed consolidated financial statements over their weighted average remaining vesting period of 5.2 years. As of March 31, 2014, there was an additional $93.3 million of unrecognized compensation expense related to unit grants made after our initial public offering that we expect to recognize in both our condensed consolidated financial statements and adjusted net income over these units’ weighted average vesting period of approximately 5.3 years, as shown below. These amounts are subject to increase as a result of future unit grants, and subject to change as a result of possible modifications to award terms or changes in estimated forfeiture rates.

Non-cash Charge to ANI from Equity-based Compensation	Last Nine Months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Estimated charge from grants through March 2014	$15.6	$21.4	$21.5	$17.5	$5.8	$11.5	$93.3
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
General and Administrative
General and administrative expenses include costs related to occupancy, outside auditors, tax professionals, legal advisers, consultants, travel and entertainment, communications and information services, foreign exchange activity and other general operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling redeemable interests in consolidated funds. Until April 2012, we operated as a private company. As we have incurred additional expenses associated with being a public company, general and administrative expenses have increased as compared with periods before we became a public company. Examples of such expenses include insurance for our directors and officers and costs to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Act and the Sarbanes-Oxley Act.
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

Other Income (Expense), Net
Other income (expense), net primarily reflects the settlement of an arbitration award we received relating to a former Principal and portfolio manager of our real estate group who left us in 2005. Additionally, the three months ended March 31, 2014 included the write-off of unamortized debt issuance costs related to the refinancing of our corporate credit facility.
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

•
Net Income Attributable to Non-controlling Redeemable Interests in Consolidated Funds. This represents the economic interests of the unaffiliated investors in the consolidated funds, which interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly and the impact of equity-based compensation expense; and

•
Net Income Attributable to OCGH Non-controlling Interest in Consolidated Subsidiaries. This represents the economic interest in the Oaktree Operating Group owned by OCGH, which interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of OCGH units and our issuance, if any, of additional Class A units, as well as repurchases and forfeitures of OCGH units and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 8 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.
Segment and Operating Metrics
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our condensed consolidated statements of operations, please see “—Segment Analysis” below and the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG.
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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes, (c) other income or expenses applicable to OCG or its Intermediate Holding Companies and (d) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
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

Distributable Earnings
Our chief operating decision maker uses distributable earnings as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. Distributable earnings is a non-GAAP performance measure derived from our segment results that we use to measure our earnings at the Operating Group level without the effects of the consolidated funds for the purpose of, among other things, assisting in the determination of equity distributions from the Operating Group. However, the declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time.
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
Distributable earnings differs from ANI in that it excludes segment investment income or loss and includes the receipt of investment income or loss from distributions by our investments in funds and companies. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation charges related to unit grants made after our initial public offering. In contrast to the GAAP measure of net income or loss attributable to OCG, distributable earnings also excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes and expenses that OCG or its Intermediate Holding Companies bear directly and (c) the adjustment for the OCGH non-controlling interest.
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
Fee-related Earnings
Fee-related earnings is a non-GAAP measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense and, beginning with the fourth quarter of 2013 (with retrospective application), non-cash equity-based compensation charges related to unit grants made after our initial public offering. Fee-related earnings is considered baseline because it applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though a significant portion of those expenses is attributable to incentive and investment income, and because it excludes all non-management fee revenue sources. Fee-related earnings is presented before income taxes.
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
Assets Under Management
AUM generally refers to the assets we manage and equals the NAV of the assets we manage, the fund-level leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments and the aggregate par value of collateral assets and principal cash held by our CLOs. Our AUM includes amounts for which we charge no fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics below may not be directly comparable to the AUM metrics of other asset managers.

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and reflects the AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital or drawn capital during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds pay management fees based on their NAV, and our CLOs pay management fees based on the aggregate par value of collateral assets and principal cash held by them, as defined in the applicable CLO indentures.

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
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the profits of our unaffiliated investors, subject to an annual preferred return of typically 8%. Although GAAP allows the equivalent of incentives created (fund level) to be recognized as revenue by us under Method 2, we follow the Method 1 approach offered by GAAP. Our use of Method 1 reduces by a substantial degree the possibility that revenue recognized by us would be reversed in a subsequent period. For purposes of adjusted net income and distributable earnings, we recognize incentive income when the underlying fund distributions are known or knowable as of the respective quarter end, as opposed to the fixed or determinable standard of Method 1. We track incentives created (fund level) because it provides an indication of the value for us currently being created by our investment activities and facilitates comparability with those companies in our industry that utilize the alternative accrual-based Method 2 for recognizing incentive income in their financial statements.
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
Condensed Consolidated Statements of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Management fees	$40,431	$42,539
Total revenues	40,431	42,539
Expenses:
Compensation and benefits	(98,292)	(93,715)
Equity-based compensation	(9,182)	(6,452)
Incentive income compensation	(91,494)	(130,271)
Total compensation and benefits expense	(198,968)	(230,438)
General and administrative	(32,238)	(19,741)
Depreciation and amortization	(1,921)	(1,743)
Consolidated fund expenses	(25,192)	(23,583)
Total expenses	(258,319)	(275,505)
Other income (loss):
Interest expense	(24,000)	(11,581)
Interest and dividend income	362,136	406,252
Net realized gain on consolidated funds’ investments	654,151	1,198,260
Net change in unrealized appreciation on consolidated funds’ investments	770,478	1,021,517
Investment income	4,991	12,243
Other income (expense), net	(1,698)	(20)
Total other income	1,766,058	2,626,671
Income before income taxes	1,548,170	2,393,705
Income taxes	(7,986)	(10,157)
Net income	1,540,184	2,383,548
Less:
Net income attributable to non-controlling redeemable interests in consolidated funds	(1,324,832)	(2,063,965)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(163,558)	(262,017)
Net income attributable to Oaktree Capital Group, LLC	$51,794	$57,566

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenues
Management Fees
Management fees decreased $2.1 million, or 4.9%, to $40.4 million for the three months ended March 31, 2014, from $42.5 million for the three months ended March 31, 2013. The decrease reflected $7.0 million in lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds and $4.3 million in higher fees earned across our U.S. High Yield Bond, Emerging Markets Equity and Strategic Credit strategies. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds' investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Expenses
Compensation and Benefits
Compensation and benefits increased $4.6 million, or 4.9%, to $98.3 million for the three months ended March 31, 2014, from $93.7 million for the three months ended March 31, 2013, primarily reflecting growth in headcount.
Equity-based Compensation
Equity-based compensation expense increased $2.7 million, or 41.5%, to $9.2 million for the three months ended March 31, 2014, from $6.5 million for the three months ended March 31, 2013. The increase reflected non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $38.8 million, or 29.8%, to $91.5 million for the three months ended March 31, 2014, from $130.3 million for the three months ended March 31, 2013. After adjusting the 2013 quarter's expense for its benefit from the 2011 acquisition of a small portion of certain investment professionals' carried interest in Opps VIIb, the year-over-year change would have been a decrease of 37.1%. The decrease was larger than the 10.5% decline in segment incentive income principally as a result of timing differences associated with the recognition of segment incentive income and incentive income compensation expense. The remainder of the adjusted percentage difference was attributable to the fact that funds that generated segment incentive income in the current-year's first quarter had a higher average percentage of incentive income compensation expense than those that generated segment incentive income in the prior-year period.
General and Administrative
General and administrative expenses increased $12.5 million, or 63.5%, to $32.2 million for the three months ended March 31, 2014, from $19.7 million for the three months ended March 31, 2013. Excluding the impact of foreign currency-related items, general and administrative expenses increased $6.9 million, or 27.6%, to $31.9 million from $25.0 million. The increase reflected higher professional fees and costs associated with our 2014 bi-annual client conferences, corporate growth and continued investment in our operational infrastructure.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.6 million, or 6.8%, to $25.2 million for the three months ended March 31, 2014, from $23.6 million for the three months ended March 31, 2013. The increase reflected higher professional fees and administrative costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense increased $12.4 million, or 106.9%, to $24.0 million for the three months ended March 31, 2014, from $11.6 million for the three months ended March 31, 2013, attributable entirely to our consolidated funds.
Interest and Dividend Income
Interest and dividend income decreased $44.2 million, or 10.9%, to $362.1 million for the three months ended March 31, 2014, from $406.3 million for the three months ended March 31, 2013, attributable entirely to our consolidated funds. Among the consolidated funds, large portfolio realizations resulted in an aggregate $63.8 million of lower interest and dividend income for the Distressed Debt and Control Investing funds, while EIF generated $18.5 million in higher interest and dividend income.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $544.1 million, or 45.4%, to $654.2 million for the three months ended March 31, 2014, from $1,198.3 million for the three months ended March 31, 2013. Of the $654.2 million net realized gain in the current-year period, $388.3 million was attributable to Distressed Debt funds, including $67.5 million from Opps VIIb, $175.1 million to Control Investing funds, and $27.3 million to Real Estate funds. Of the $1,198.3 million net realized gain in the prior-year period, $764.6 million was attributable to Distressed Debt funds, including $392.0 million from Opps VIIb, and $320.9 million to Control Investing funds.
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
The net change in unrealized appreciation on consolidated funds’ investments decreased $251.0 million, or 24.6%, to $770.5 million for the three months ended March 31, 2014, from $1,021.5 million for the three months ended March 31, 2013. Excluding the $544.1 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments decreased $795.1 million, to $1,424.6 million for the three months ended March 31, 2014, from $2,219.8 million for the three months ended March 31, 2013. Of the $1,424.6 million net gain in the current-year period, $701.6 million was attributable to Distressed Debt funds, $435.3 million to Control Investing funds and $176.7 million to Real Estate funds. Of the $2,219.8 million net gain in the prior-year period, $1,542.8 million was attributable to Distressed Debt funds, including $513.0 million from Opps VIIb, $395.6 million to Control Investing funds, and $183.3 million to Real Estate funds.
Investment Income
Investment income decreased $7.2 million, or 59.0%, to $5.0 million for the three months ended March 31, 2014, from $12.2 million for the three months ended March 31, 2013. The decrease reflected $7.2 million in lower income from our investments in companies, primarily as a result of a market-value decline on our minority equity investment in China Cinda Asset Management Co., Ltd. (“Cinda”). Our one-fifth ownership stake in DoubleLine accounted for investment income of $9.6 million and $11.0 million for the three months ended March 31, 2014 and 2013, respectively, of which the portion attributable to performance fees was $1.4 million and $2.0 million, respectively.
Other Income (Expense), Net
Other income (expense), net decreased to an expense of $1.7 million for the three months ended March 31, 2014, from an expense of $20,000 for the three months ended March 31, 2013. The expense of $1.7 million in the current-year period reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by $1.5 million of income attributable to proceeds received as part of an arbitration award in 2010 related to a former Principal and portfolio manager of our real estate group who left us in 2005. The expense of $20,000 in the prior-year period reflected the net results of operating the portfolio of properties received as part of the 2010 arbitration award.
Income Taxes
Income taxes decreased $2.2 million, or 21.6%, to $8.0 million for the three months ended March 31, 2014, from $10.2 million for the three months ended March 31, 2013.  The decrease resulted from lower income before income taxes related to Class A unitholders and a lower estimated full-year effective tax rate. The effective tax rate related to Class A unitholders for the three months ended March 31, 2014 and 2013 was 11% and 12%, respectively. The effective tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $5.8 million, or 10.1%, to $51.8 million for the three months ended March 31, 2014, from $57.6 million for the three months ended March 31, 2013. The decrease reflected lower segment revenues and higher segment expenses, partially offset by a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.

Net Income Attributable to Non-controlling Redeemable Interests in Consolidated Funds
Net income attributable to non-controlling redeemable interests in consolidated funds decreased $739.2 million, or 35.8%, to $1,324.8 million for the three months ended March 31, 2014, from $2,064.0 million for the three months ended March 31, 2013, reflecting lower interest and dividend income and lower net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.

Segment Financial Data
The following table presents segment financial data:

	As of or for the Three Months Ended March 31,
Segment Statements of Operations Data: (1)	2014	2013
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$188,400	$184,214
Incentive income	292,876	327,184
Investment income	46,480	82,050
Total revenues	527,756	593,448
Expenses:
Compensation and benefits	(98,194)	(93,617)
Equity-based compensation	(3,983)	(652)
Incentive income compensation	(137,828)	(130,271)
General and administrative	(30,562)	(23,988)
Depreciation and amortization	(1,921)	(1,743)
Total expenses	(272,488)	(250,271)
Adjusted net income before interest and other income (expense)	255,268	343,177
Interest expense, net of interest income (2)	(6,625)	(7,407)
Other income (expense), net	(1,698)	(20)
Adjusted net income	$246,945	$335,750

Adjusted net income-OCG	$57,875	$58,727
Adjusted net income per Class A unit	1.46	1.95
Distributable earnings	233,141	295,027
Distributable earnings-OCG	55,812	54,076
Distributable earnings per Class A unit	1.41	1.79
Fee-related earnings (3)	57,723	64,866
Fee-related earnings-OCG (3)	12,923	10,538
Fee-related earnings per Class A unit (3)	0.33	0.35

Weighted average number of Operating Group units outstanding	152,271	150,814
Weighted average number of Class A units outstanding	39,700	30,186

Operating Metrics:
Assets under management (in millions):
Assets under management	$86,226	$78,801
Management fee-generating assets under management	74,027	66,350
Incentive-creating assets under management	33,258	33,950
Uncalled capital commitments	12,002	11,198
Accrued incentives (fund level):
Incentives created (fund level)	352,374	459,700
Incentives created (fund level), net of associated incentive income compensation expense	137,332	261,737
Accrued incentives (fund level)	2,335,937	2,270,314
Accrued incentives (fund level), net of associated incentive income compensation expense	1,215,523	1,347,018

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

(2)	Interest income was $1.1 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

(3)
Beginning with the fourth quarter of 2013, the definition of fee-related earnings was modified to exclude non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. Prior periods have been recast to retroactively reflect this change. Those non-cash compensation charges amounted to $0.7 million, or less than $0.01 per Class A unit, for the three months ended March 31, 2013.

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
Assets Under Management
AUM is set forth below:

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
Assets Under Management:	(in millions)
Closed-end funds	$46,902	$46,685	$46,381
Open-end funds	34,911	32,868	29,837
Evergreen funds	4,413	4,052	2,583
Total	$86,226	$83,605	$78,801
The change in AUM is set forth below:

	Three Months Ended March 31,
	2014	2013
Change in Assets Under Management:	(in millions)
Beginning balance	$83,605	$77,051
Closed-end funds:
New capital commitments/other (1)	1,083	1,215
Distributions for a realization event/other (2)	(1,952)	(3,180)
Uncalled capital commitments at end of investment period	(146)	—
Foreign currency translation	1	(133)
Change in market value (3)	1,369	2,235
Change in applicable leverage	(138)	544
Open-end funds:
Contributions	1,695	1,127
Redemptions	(579)	(1,229)
Foreign currency translation	14	(94)
Change in market value (3)	913	941
Evergreen funds:
Contributions or new capital commitments	268	237
Redemptions	(14)	(17)
Distributions from restructured funds	(16)	(15)
Foreign currency translation	(1)	(1)
Change in market value (3)	124	120
Ending balance	$86,226	$78,801

(1)	These amounts represent new capital commitments and the aggregate par value of collateral assets and principal cash associated with our CLOs.

(2)
These amounts represent distributions for a realization event, tax-related distributions and reductions in the par value of collateral assets and principal cash resulting from the repayment of debt by our CLOs.

(3)
The change in market value reflects the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses, and changes in the aggregate par value of collateral assets and principal cash held by our CLOs resulting from other activities.

Management Fee-generating Assets Under Management
Management fee-generating AUM is set forth below:

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds	$36,176	$36,422	$34,412
Open-end funds	34,855	32,830	29,799
Evergreen funds	2,996	2,698	2,139
Total	$74,027	$71,950	$66,350
The change in management fee-generating AUM is set forth below:

	Three Months Ended March 31,
	2014	2013
Change in Management Fee-generating Assets Under Management:	(in millions)
Beginning balance	$71,950	$66,784
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital and other increases (1)	560	381
Capital drawn by funds that pay fees based on drawn capital or NAV	107	702
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (2)	(898)	(2,747)
Distributions by funds that pay fees based on NAV and other decreases (3)	(108)	(61)
Foreign currency translation	(16)	(145)
Change in market value (4)	109	(8)
Change in applicable leverage	—	540
Open-end funds:
Contributions	1,680	1,127
Redemptions	(581)	(1,229)
Foreign currency translation	14	(94)
Change in market value	912	939
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	197	71
Redemptions	(14)	(17)
Change in market value	115	107
Ending balance	$74,027	$66,350

(1)	These amounts represent new capital commitments to funds that pay fees based on committed capital and the aggregate par value of collateral assets and principal cash associated with our CLOs.

(2)
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

(3)	These amounts represent distributions by funds that pay fees based on NAV and reductions in the par value of collateral assets and principal cash resulting from the repayment of debt by our CLOs.

(4)
The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable, and changes in the aggregate par value of collateral assets and principal cash held by our CLOs resulting from other activities.

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	March 31, 2014	December 31, 2013	March 31, 2013
	(in millions)
Assets under management	$86,226	$83,605	$78,801
Difference between assets under management and committed capital or cost basis for most closed-end funds (1)	(6,616)	(6,311)	(5,160)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(696)	(693)	(4,994)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(3,013)	(2,625)	(846)
Oaktree’s general partner investments in management fee-generating funds	(1,247)	(1,371)	(1,003)
Closed-end funds that are no longer paying management fees	(444)	(461)	(218)
Funds for which management fees were permanently waived	(183)	(194)	(230)
Management fee-generating assets under management	$74,027	$71,950	$66,350

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below, and reflect the applicable contractual fee rates, exclusive of the impact of special items such as retroactive management fees and the collection of deferred contingent management fees.

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
Weighted Average Annual Management Fee Rates:
Closed-end funds	1.46%	1.48%	1.49%
Open-end funds	0.47	0.47	0.49
Evergreen funds	1.61	1.63	1.80
Overall	1.00	1.02	1.05

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below:

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$31,172	$30,362	$31,862
Evergreen funds	2,086	2,017	2,088
Total	$33,258	$32,379	$33,950
As of March 31, 2014, December 31, 2013 and March 31, 2013, the portion of incentive-creating AUM generating incentives at the fund level was $30.0 billion, $29.6 billion and $25.1 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.
Three Months Ended March 31, 2014
AUM grew $2.6 billion, or 3.1%, to $86.2 billion as of March 31, 2014, from $83.6 billion as of December 31, 2013. The increase reflected $2.4 billion of aggregate market-value gains, $1.3 billion of new capital commitments and $1.1 billion of net inflows to open-end funds, partially offset by $2.0 billion of distributions to closed-end fund investors. The $2.0 billion of distributions to closed-end fund investors included $1.2 billion by Distressed Debt funds, including $0.3 billion by Opps VIIb, and $0.6 billion by Principal Investing funds.
Management fee-generating AUM grew $2.0 billion, or 2.8%, to $74.0 billion as of March 31, 2014, from $72.0 billion as of December 31, 2013. The increase reflected $1.1 billion of net inflows to open-end funds, $1.1 billion of market-value gains in funds for which management fees are based on NAV, and $0.6 billion in new capital commitments, partially offset by a $0.9 billion decline attributable to asset sales by closed-end funds in liquidation.
Incentive-creating AUM grew $0.9 billion, or 2.8%, to $33.3 billion as of March 31, 2014, from $32.4 billion as of December 31, 2013. The increase reflected the net effect of $1.6 billion in drawdowns by closed-end funds, $1.4 billion in market-value gains in closed-end and evergreen funds, and $2.1 billion in distributions by closed-end funds.
Three Months Ended March 31, 2013
AUM grew $1.7 billion, or 2.2%, to $78.8 billion as of March 31, 2013, from $77.1 billion as of December 31, 2012. The increase was primarily attributable to $3.3 billion in aggregate market-value gains and $1.8 billion in new capital commitments and fee-generating leverage in our closed-end funds, partially offset by $3.2 billion in distributions by closed-end funds in liquidation. New capital commitments included $0.4 billion from Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”) and $0.9 billion from EIF, including leverage. The $3.2 billion in aggregate distributions included $0.8 billion from Opps VIIb, $1.3 billion from other Distressed Debt funds and $0.8 billion from Control Investing funds.
Management fee-generating AUM decreased $0.4 billion, or 0.6%, to $66.4 billion as of March 31, 2013, from $66.8 billion as of December 31, 2012. The decrease reflected a $2.7 billion decline attributable to asset sales by closed-end funds in liquidation, largely offset by $1.0 billion in market-value gains in funds for which management fees are based on NAV and $1.3 billion of increases due to closings for ROF VI and drawdowns by EIF, including leverage. Opps VIIb accounted for $1.6 billion of the $2.7 billion decline from asset sales by closed-end funds in liquidation. As of March 31, 2013, Oaktree Opportunities Fund IX, L.P. (“Opps IX”) had made an initial 5% drawdown against its $5.0 billion of committed capital. The Company chose to not commence Opps IX's investment period until January 1, 2014; as a result, as of March 31, 2013 management fees were assessed only on its drawn capital, and management fee-generating AUM included only that portion of committed capital.
Incentive-creating AUM was $34.0 billion as of March 31, 2013, unchanged from December 31, 2012. The first quarter of 2013 reflected $3.0 billion in distributions by closed-end funds, offset by $2.1 billion in market-value gains and $0.8 billion in drawn capital. Opps VIIb represented $0.7 billion of the quarter's $3.0 billion in distributions.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2014	2013
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$2,276,439	$2,137,798
Incentives created (fund level):
Closed-end funds	337,583	439,586
Evergreen funds	14,791	20,114
Total incentives created (fund level)	352,374	459,700
Less: segment incentive income recognized by us	(292,876)	(327,184)
Ending balance	$2,335,937	$2,270,314
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,215,523	$1,347,018
As of March 31, 2014 and 2013, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $444.9 million and $777.5 million, respectively, with the remainder arising from funds that as of that date had not yet reached the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than tax-related distributions.
As of March 31, 2014, 84% of the net accrued incentives (fund level) were in funds in their liquidation period or evergreen funds, and 49% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended March 31, 2014 and 2013
Incentives created (fund level) was $352.4 million for the three months ended March 31, 2014, reflecting both the 90.3% share of our incentive-creating AUM that was creating incentives as of March 31, 2014 and the period's investment returns. The $352.4 million of incentives created (fund level) included $191.1 million from Control Investing funds and $117.8 million from Distressed Debt funds.
Incentives created (fund level) was $459.7 million for the three months ended March 31, 2013, reflecting both the 73.8% share of our incentive-creating AUM that was creating incentives as of March 31, 2013 and the period's investment returns. Of the $459.7 million of incentives created (fund level), $106.7 million was attributable to Opps VIIb and $283.5 million arose from other Distressed Debt funds.
Uncalled Capital Commitments
As of March 31, 2014, December 31, 2013 and March 31, 2013, uncalled capital commitments were $12.0 billion, $13.2 billion and $11.2 billion, respectively.

Segment Analysis
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our condensed consolidated statements of operations, please see “—Distributable Earnings” and “—Fee-related Earnings” below and the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG.
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per unit data)
Revenues:
Management fees	$188,400	$184,214
Incentive income	292,876	327,184
Investment income	46,480	82,050
Total revenues	527,756	593,448
Expenses:
Compensation and benefits	(98,194)	(93,617)
Equity-based compensation	(3,983)	(652)
Incentive income compensation	(137,828)	(130,271)
General and administrative	(30,562)	(23,988)
Depreciation and amortization	(1,921)	(1,743)
Total expenses	(272,488)	(250,271)
Adjusted net income before interest and other income (expense)	255,268	343,177
Interest expense, net of interest income	(6,625)	(7,407)
Other income (expense), net	(1,698)	(20)
Adjusted net income	246,945	335,750
Adjusted net income attributable to OCGH non-controlling interest	(182,561)	(268,547)
Non-Operating Group expenses	(282)	(210)
Adjusted net income-OCG before income taxes	64,102	66,993
Income taxes-OCG	(6,227)	(8,266)
Adjusted net income-OCG	$57,875	$58,727
Adjusted net income per Class A unit	$1.46	$1.95
Weighted average number of Class A units outstanding	39,700	30,186

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2014	2013
Revenues:	(in thousands, except per unit data)
Management fees	$188,400	$184,214
Incentive income	292,876	327,184
Receipts of investment income from funds (1)	21,658	34,026
Receipts of investment income from companies	9,415	9,013
Total distributable earnings revenues	512,349	554,437
Expenses:
Compensation and benefits	(98,194)	(93,617)
Incentive income compensation	(137,828)	(130,271)
General and administrative	(30,562)	(23,988)
Depreciation and amortization	(1,921)	(1,743)
Total expenses	(268,505)	(249,619)
Other income (expense):
Interest expense, net of interest income	(6,625)	(7,407)
Operating Group income taxes	(2,380)	(2,364)
Other income (expense), net	(1,698)	(20)
Distributable earnings	233,141	295,027
Distributable earnings attributable to OCGH non-controlling interest	(172,355)	(235,976)
Non-Operating Group expenses	(282)	(210)
Distributable earnings-OCG income taxes	(739)	(2,920)
Tax receivable agreement	(3,953)	(1,845)
Distributable earnings-OCG	$55,812	$54,076
Distributable earnings per Class A unit	$1.41	$1.79
Weighted average number of Class A units outstanding	39,700	30,186

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Distributable earnings decreased $61.9 million, or 21.0%, to $233.1 million for the three months ended March 31, 2014, from $295.0 million for the three months ended March 31, 2013, reflecting decreases of $41.9 million in incentive income, net of incentive income compensation expense, $12.0 million in investment income proceeds, and $7.2 million in fee-related earnings. For the three months ended March 31, 2014, receipts of investment income totaled $31.1 million, including $21.7 million from fund distributions and $9.4 million from DoubleLine, as compared with total receipts in the prior-year period of $43.0 million, of which $34.0 million and $9.0 million was attributable to fund distributions and DoubleLine, respectively.

The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Distributable earnings	$233,141	$295,027
Investment income (1)	46,480	82,050
Receipts of investment income from funds (2)	(21,658)	(34,026)
Receipts of investment income from companies	(9,415)	(9,013)
Equity-based compensation (3)	(3,983)	(652)
Operating Group income taxes	2,380	2,364
Adjusted net income	246,945	335,750
Incentive income (4)	(64,460)	—
Incentive income compensation (4)	46,334	—
Equity-based compensation (5)	(5,199)	(5,800)
Income taxes (6)	(7,986)	(10,157)
Non-Operating Group expenses (7)	(282)	(210)
OCGH non-controlling interest (7)	(163,558)	(262,017)
Net income attributable to Oaktree Capital Group, LLC	$51,794	$57,566

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

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for the three months ended March 31, 2013.

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

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Distributable earnings-OCG (1)	$55,812	$54,076
Investment income attributable to OCG	12,118	16,424
Receipts of investment income from funds attributable to OCG	(5,647)	(6,810)
Receipts of investment income from companies attributable to OCG	(2,455)	(1,804)
Equity-based compensation attributable to OCG (2)	(1,039)	(131)
Distributable earnings-OCG income taxes	739	2,920
Tax receivable agreement	3,953	1,845
Income taxes of Intermediate Holding Companies	(5,606)	(7,793)
Adjusted net income-OCG (1)	57,875	58,727
Incentive income attributable to OCG (3)	(16,806)	—
Incentive income compensation attributable to OCG (3)	12,080	—
Equity-based compensation attributable to OCG (4)	(1,355)	(1,161)
Net income attributable to Oaktree Capital Group, LLC	$51,794	$57,566

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

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for the three months ended March 31, 2013.

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

Fee-related Earnings (1)
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$137,038	$139,048
Open-end funds	39,654	36,055
Evergreen funds	11,708	9,111
Total management fees	188,400	184,214
Expenses:
Compensation and benefits	(98,194)	(93,617)
General and administrative	(30,562)	(23,988)
Depreciation and amortization	(1,921)	(1,743)
Total expenses	(130,677)	(119,348)
Fee-related earnings	57,723	64,866
Fee-related earnings attributable to OCGH non-controlling interest	(42,673)	(51,883)
Non-Operating Group expenses	(282)	(210)
Fee-related earnings-OCG before income taxes	14,768	12,773
Fee-related earnings-OCG income taxes	(1,845)	(2,235)
Fee-related earnings-OCG	$12,923	$10,538
Fee-related earnings per Class A unit	$0.33	$0.35
Weighted average number of Class A units outstanding	39,700	30,186

(1)
Beginning with the fourth quarter of 2013, the definition of fee-related earnings was modified to exclude non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. Prior periods have been recast to retroactively reflect this change. Those non-cash compensation charges amounted to $0.7 million, or less than $0.01 per Class A unit, for the three months ended March 31, 2013.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Fee-related earnings (1)	$57,723	$64,866
Incentive income	292,876	327,184
Incentive income compensation	(137,828)	(130,271)
Investment income	46,480	82,050
Equity-based compensation (2)	(3,983)	(652)
Interest expense, net of interest income	(6,625)	(7,407)
Other income (expense), net	(1,698)	(20)
Adjusted net income	246,945	335,750
Incentive income (3)	(64,460)	—
Incentive income compensation (3)	46,334	—
Equity-based compensation (4)	(5,199)	(5,800)
Income taxes (5)	(7,986)	(10,157)
Non-Operating Group expenses (6)	(282)	(210)
OCGH non-controlling interest (6)	(163,558)	(262,017)
Net income attributable to Oaktree Capital Group, LLC	$51,794	$57,566

(1)
Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense and non-cash equity-based compensation charges related to unit grants made after our initial public offering.

(2)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made after our initial public offering, which is excluded from fee-related earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for the three months ended March 31, 2013.

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

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Fee-related earnings-OCG (1)	$12,923	$10,538
Incentive income attributable to OCG	76,359	65,487
Incentive income compensation attributable to OCG	(35,935)	(26,074)
Investment income attributable to OCG	12,118	16,424
Equity-based compensation attributable to OCG (2)	(1,039)	(131)
Interest expense, net of interest income attributable to OCG	(1,726)	(1,482)
Other income (expense) attributable to OCG	(443)	(4)
Non-fee-related earnings income taxes attributable to OCG (3)	(4,382)	(6,031)
Adjusted net income-OCG (1)	57,875	58,727
Incentive income attributable to OCG (4)	(16,806)	—
Incentive income compensation attributable to OCG (4)	12,080	—
Equity-based compensation attributable to OCG (5)	(1,355)	(1,161)
Net income attributable to Oaktree Capital Group, LLC	$51,794	$57,566

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

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for the three months ended March 31, 2013.

(5)
This adjustment adds back the effect of equity-based compensation charges attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Management Fees:
Closed-end funds	$137,038	$139,048
Open-end funds	39,654	36,055
Evergreen funds	11,708	9,111
Total	$188,400	$184,214

Management fees increased $4.2 million, or 2.3%, to $188.4 million for the three months ended March 31, 2014, from $184.2 million for the three months ended March 31, 2013, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $2.0 million, or 1.4%, to $137.0 million for the three months ended March 31, 2014, from $139.0 million for the three months ended March 31, 2013. The decrease primarily resulted from a $30.4 million decline in management fees from closed-end funds in their liquidation periods, of which Opps VIIb accounted for $11.0 million, declining from $19.3 million in the prior-year period to $8.3 million in the current-year period. Largely offsetting this decrease were increases of $19.7 million from the start of Opps IX's investment period on January 1, 2014, $5.5 million from new capital commitments to ROF VI, and $2.7 million from closed-end funds for which management fees are based on drawn capital or NAV.

•
Open-end funds.    Management fees attributable to open-end funds increased $3.6 million, or 10.0%, to $39.7 million for the three months ended March 31, 2014, from $36.1 million for the three months ended March 31, 2013. The increase reflected higher management fees as a result of net inflows to our Emerging Markets Equity and Senior Loan strategies, and market-value appreciation in our U.S. High Yield Bond strategy. These increases were partially offset by $1.7 million in lower performance-based fees in our U.S. Convertible Securities strategy.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $2.6 million, or 28.6%, to $11.7 million for the three months ended March 31, 2014, from $9.1 million for the three months ended March 31, 2013, principally reflecting drawdowns by Strategic Credit and market-value gains in Oaktree Value Opportunities Fund, L.P. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.61% as of March 31, 2014, from 1.80% as of March 31, 2013, largely as a result of Strategic Credit, for which the average management fee rate is lower than is the case for other evergreen funds.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Incentive Income:
Closed-end funds	$292,830	$325,491
Evergreen funds	46	1,693
Total	$292,876	$327,184
Incentive income decreased $34.3 million, or 10.5%, to $292.9 million for the three months ended March 31, 2014, from $327.2 million for the three months ended March 31, 2013. The current-year period included $219.7 million of tax-related incentive distributions with respect to 2013 taxable income generated by closed-end funds, and $73.2 million of other incentive distributions, including $57.8 million from Opps VIIb. The prior-year period included an incentive distribution of $195.2 million from Opps VIIb and $113.4 million of tax-related incentive distributions with respect to 2012 taxable income generated by closed-end funds.
Investment Income
A summary of investment income is set forth below:

	Three Months Ended March 31,
	2014	2013
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$8,835	$3,772
Convertible Securities	408	50
Distressed Debt	20,474	41,362
Control Investing	11,042	9,856
Real Estate	5,466	9,211
Listed Equities	(3,960)	5,224
Non-Oaktree funds	923	2,076
Income from investments in companies	3,292	10,499
Total investment income	$46,480	$82,050
Investment income decreased $35.6 million, or 43.4%, to $46.5 million for the three months ended March 31, 2014, from $82.1 million for the three months ended March 31, 2013, a quarter marked by particularly strong financial markets. Investments in companies accounted for $7.2 million of the decrease, primarily as a result of a market-value decline on our minority equity investment in Cinda. Our one-fifth ownership stake in DoubleLine accounted for investment income of $9.6 million and $11.0 million for the three months ended March 31, 2014 and 2013, respectively, of which the portion attributable to performance fees was $1.4 million and $2.0 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $4.6 million, or 4.9%, to $98.2 million for the three months ended March 31, 2014, from $93.6 million for the three months ended March 31, 2013, primarily reflecting growth in headcount.
Equity-based Compensation
Equity-based compensation increased to $4.0 million for the three months ended March 31, 2014, from $0.7 million for the three months ended March 31, 2013. The increase reflected non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense increased $7.5 million, or 5.8%, to $137.8 million for the three months ended March 31, 2014, from $130.3 million for the three months ended March 31, 2013. After adjusting the 2013 quarter's expense for its benefit from the 2011 acquisition of a small portion of certain investment professionals' carried interest in Opps VIIb, the year-over-year change would have been a decrease of 5.3%, which is more in line with the 10.5% decline in incentive income over the same period. The remainder of the adjusted percentage difference was attributable to the fact that funds that generated incentive income in the current-year's first quarter had a higher average percentage of incentive income compensation expense than those that generated incentive income in the prior-year period.

General and Administrative
General and administrative expenses increased $6.6 million, or 27.5%, to $30.6 million for the three months ended March 31, 2014, from $24.0 million for the three months ended March 31, 2013. Excluding the impact of foreign currency-related items, general and administrative expenses increased $6.9 million, or 27.8%, to $31.7 million from $24.8 million. The increase reflected higher professional fees and costs associated with our 2014 bi-annual client conferences, corporate growth and continued investment in our operational infrastructure.
Interest Expense, Net of Interest Income
Interest expense, net decreased $0.8 million, or 10.8%, to $6.6 million for the three months ended March 31, 2014, from $7.4 million for the three months ended March 31, 2013, reflecting higher interest income and scheduled repayments of certain long-term debt.
Other Income (Expense), Net
Other income (expense), net decreased to an expense of $1.7 million for the three months ended March 31, 2014, from an expense of $20,000 for the three months ended March 31, 2013. The expense of $1.7 million in the current-year period reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by $1.5 million of income attributable to proceeds received as part of an arbitration award in 2010 related to a former Principal and portfolio manager of our real estate group who left us in 2005. The expense of $20,000 in the prior-year period reflected the net results of operating the portfolio of properties received as part of the 2010 arbitration award.
Adjusted Net Income
Adjusted net income decreased $88.9 million, or 26.5%, to $246.9 million for the three months ended March 31, 2014, from $335.8 million for the three months ended March 31, 2013, reflecting decreases of $41.9 million in incentive income, net of incentive income compensation expense, $35.6 million in investment income, and $7.2 million in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $2.1 million, or 25.3%, to $6.2 million for the three months ended March 31, 2014, from $8.3 million for the three months ended March 31, 2013.  The decrease resulted from lower adjusted net income-OCG before income taxes and a lower estimated full-year effective tax rate. The effective tax rate applied against adjusted net income-OCG before income taxes for the three months ended March 31, 2014 and 2013 was 10% and 12%, respectively. The effective tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

Segment Statements of Financial Condition
Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our corporate investments in funds and companies. We believe that debt maturities should generally match the anticipated sources of repayments. Because the largest share of our corporate investments in funds has been in closed-end funds with 10- to 11-year terms, we have often issued debt with 10-year terms, as augmented by bank term loans with shorter multi-year terms to capitalize on historically low interest rates and provide financing flexibility. Our segment assets do not include accrued incentives (fund level), an off-balance sheet metric, nor do they reflect the fair-market value of our 20% interest in DoubleLine, which is carried at cost, as adjusted under the equity method of accounting. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report.
The following table presents our segment statements of financial condition:

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
Assets:	(in thousands)
Cash and cash-equivalents	$563,292	$390,721	$687,412
U.S. Treasury and government-agency securities	360,559	676,600	350,760
Corporate investments	1,393,692	1,197,173	1,117,848
Deferred tax assets	373,037	278,885	159,171
Other assets	243,747	273,748	185,176
Total assets	$2,934,327	$2,817,127	$2,500,367
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$235,596	$304,427	$223,118
Due to affiliates	321,830	242,986	136,454
Debt obligations	610,714	579,464	608,929
Total liabilities	1,168,140	1,126,877	968,501
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,212,862	1,220,647	1,199,745
Unitholders’ capital attributable to Oaktree Capital Group, LLC	553,325	469,603	332,121
Total capital	1,766,187	1,690,250	1,531,866
Total liabilities and capital	$2,934,327	$2,817,127	$2,500,367

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	March 31, 2014	December 31, 2013	March 31, 2013
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$279,022	$125,560	$106,255
Convertible Securities	18,963	1,554	1,441
Distressed Debt	461,400	438,144	468,308
Control Investing	244,661	246,058	256,034
Real Estate	124,741	112,981	125,116
Listed Equities	130,960	129,697	81,393
Non-Oaktree funds	50,020	51,580	56,237
Investments in companies	83,925	91,599	23,064
Total corporate investments	$1,393,692	$1,197,173	$1,117,848
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2014, we had $923.9 million of cash and investments in U.S. Treasury and government-agency securities and $610.7 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of March 31, 2014. Oaktree’s investments in funds and companies had a carrying value of $1.4 billion as of March 31, 2014.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions related to our corporate investments in funds and companies. As of March 31, 2014, corporate investments of $1.4 billion included unrealized investment income of $393 million. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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

Consolidated Cash Flows
The accompanying condensed consolidated statements of cash flows include our consolidated funds, despite the fact that we typically have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are substantially larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve:

•	raising capital from third-party investors;

•	using the capital provided by us and third-party investors to fund investments and operating expenses;

•	financing certain investments with indebtedness;

•	generating cash flows through the realization of investments, as well as the collection of interest and dividend income; and

•	distributing net cash flows to fund investors and to us.
Because most of our consolidated funds are treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operations. We believe that each of the consolidated funds and Oaktree has sufficient access to cash to fund their respective operations in the near term.
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are discussed below.
Operating Activities
Net cash used in operating activities was $984.3 million in the first three months of 2014. Net cash provided by operating activities was $2.3 billion for the first three months of 2013. These amounts included, for the first three months of 2014 and 2013, (a) net purchases of securities of the consolidated funds of $1.0 billion and net proceeds from maturities and sales of investments of the consolidated funds of $2.6 billion, respectively; (b) net realized gains on investments of the consolidated funds of $654.2 million and $1.2 billion, respectively; and (c) changes in unrealized gains on investments of the consolidated funds of $770.5 million and $1.0 billion, respectively.
Investing Activities
Investing activities provided $295.4 million and $17.8 million of cash in the first three months of 2014 and 2013, respectively. Investing activities were primarily driven by net U.S. Treasury and government-agency investment activities and net corporate investments in non-consolidated funds and companies. Net activity from purchases, maturities and sales of U.S. Treasury and government-agency securities reflected net proceeds of $316.0 million and $19.9 million for the first three months of 2014 and 2013, respectively. Corporate investments in funds and companies of $22.0 million and $2.0 million for the first three months of 2014 and 2013, respectively, consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Investments in funds	$165,525	$52,238
Investments in consolidated funds eliminated in consolidation	(147,969)	(50,909)
Investments in unconsolidated companies	4,481	628
Corporate investments in funds and companies	$22,037	$1,957

Distributions from corporate investments in funds and companies of $2.8 million and $8 thousand for the first three months of 2014 and 2013, respectively, consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Distributions received from investments in funds	$59,034	$115,530
Distributions received from consolidated funds eliminated in consolidation	(56,259)	(115,522)
Distributions from corporate investments in funds and companies	$2,775	$8

Purchases of fixed assets were $1.3 million and $126 thousand for the first three months of 2014 and 2013, respectively.
Financing Activities
Financing activities provided $1.0 billion of cash in the first three months of 2014 and used $1.5 billion of cash in the first three months of 2013. For the first three months of 2014 and 2013, financing activities included (a) net distributions from consolidated funds to non-controlling interests of $120.4 million and $1.6 billion, respectively; (b) net borrowings on revolving credit facilities of the consolidated funds of $809.7 million and $338.4 million, respectively; (c) distributions to unitholders of $178.8 million and $184.4 million, respectively; (d) net proceeds of $30.5 million associated with the refinancing of our corporate credit facility and repayment of debt obligations of $6.3 million, respectively; and (e) purchases of OCGH units, net of issuance of Class A units, of $1.8 million and $0.8 million, respectively. Additionally, the current-year period included $497.6 million in proceeds from debt obligations issued by our CLOs.
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
In March 2014, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company's prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of March 31, 2014, we were in compliance with each of these covenants and were able to draw the full amount available under the Revolver without violating any financial covenants.
In December 2012, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities, consisting of a $250 million fully-funded term loan and a $500 million revolving credit facility, each with a five-year term. We were required to make quarterly principal payments equal to 2.5% of the original principal amount of $250 million, with principal payments due in March, June, September and December of each year, and the remaining principal payable upon maturity in December 2017. This credit facility was terminated and replaced by the Credit Facility in March 2014, with proceeds from the Term Loan used to pay off the $218.8 million outstanding balance.
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
In addition to the 2019 Notes, as of March 31, 2014, we had three other series of senior notes outstanding, with an aggregate remaining principal balance of $110.7 million. These notes have aggregate principal repayments due of $10.7 million in June 2014 and $100 million in 2016. Note purchase agreements underlying these senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion ($15 billion under one agreement). As of March 31, 2014, we were in compliance with each of these covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of March 31, 2014, we were required to maintain approximately $16.0 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. These payments are expected to occur over the period ending in approximately 2029 with respect to the 2007 Private Offering and in 2034 with respect to our initial public offering.
On May 29, 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us, after deducting underwriting discounts and commissions. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain Principals and other members of our senior management.
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
On March 4, 2014, we issued and sold 5,000,000 Class A units to the underwriter in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain Principals and other members of our senior management.
The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94 million and an associated liability of $80 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14 million. These payments are expected to occur over the period ending approximately in 2036.
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2014.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of March 31, 2014:

	Last Nine Months of 2014	2015-2016	2017-2018	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$11,524	$22,703	$9,404	$8,588	$52,219
Debt obligations payable	10,714	100,000	—	500,000	610,714
Interest obligations on debt (2)	27,586	54,405	39,716	17,602	139,309
Tax receivable agreement	10,423	33,122	36,266	241,129	320,940
Commitments to Oaktree and third-party funds (3)	335,783	—	—	—	335,783
Subtotal	396,030	210,230	85,386	767,319	1,458,965
Consolidated Funds:
Debt obligations payable	3,118,713	—	—	—	3,118,713
CLO loans payable	—	20,674	—	476,975	497,649
Interest obligations on debt	15,814	—	—	—	15,814
Interest on CLO loans payable	8,380	21,704	21,590	53,877	105,551
Commitments to fund investments (4)	1,167,843	—	—	—	1,167,843
Total	$4,706,780	$252,608	$106,976	$1,298,171	$6,364,535

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2014.
As of March 31, 2014, none of the incentive income we had recognized was subject to clawback by the funds.

General Partner and Other Capital Commitments
As of March 31, 2014, our capital commitments to our funds (as general partner or otherwise) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of March 31, 2014
	(in millions)
Distressed Debt:
Oaktree Opportunities Fund IX, L.P.	$100	$53
Emerging Markets Opportunities	50	34
Control Investments:
Oaktree Principal Fund V, L.P.	71	17
Oaktree Principal Fund VI, L.P.	20	20
Oaktree European Principal Fund III, L.P.	100	67
Oaktree Power Opportunities Fund III, L.P.	27	15
Real Estate:
Oaktree Real Estate Opportunities Fund V, L.P.	32	4
Oaktree Real Estate Opportunities Fund VI, L.P.	67	27
Real Estate Debt	21	19
Corporate Debt:
Oaktree Mezzanine Fund III, L.P.	40	7
Strategic Credit	11	4
European Private Debt	16	13
Collateralized Loan Obligation Vehicles	100	47
Non-Oaktree	32	9
Total	$687	$336

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
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. For a summary of our significant accounting policies, please see the notes to our condensed consolidated financial statements included elsewhere in this quarterly report and the notes to our consolidated financial statements in our annual report. For a summary of our critical accounting policies, please see “Management's Discussion and Analysis of Financial Condition and Result of Operations—Critical Accounting Policies” in our annual report.

The table below summarizes the valuation of investments and other financial instruments, by fund type and fair-value hierarchy levels, for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of March 31, 2014	Level I	Level II	Level III	Total
Closed-end funds	$5,164,771	$7,381,001	$22,162,636	$34,708,408
Open-end funds	318,131	5,125,565	9,685	5,453,381
Evergreen funds	800,393	786,093	640,549	2,227,035
Total	$6,283,295	$13,292,659	$22,812,870	$42,388,824

As of December 31, 2013
Closed-end funds	$3,780,782	$7,489,381	$20,746,453	$32,016,616
Open-end funds	166,664	4,914,628	3,647	5,084,939
Evergreen funds	718,997	1,180,397	715,745	2,615,139
Total	$4,666,443	$13,584,406	$21,465,845	$39,716,694

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
Price Risk
Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
As of March 31, 2014, we had investments at fair value of $42.5 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $4.3 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the three months ended March 31, 2014, an incremental 10% decline in market values of the investments held in our funds would result in an approximate $5.8 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%)

have been distributed to the fund’s investors and (b) our active evergreen funds occurs generally as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values as of March 31, 2014 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds or companies. This income is directly affected by changes in market risk factors. We estimate that for the three months ended March 31, 2014, an incremental 10% decline in fair values of the investments held in our funds and other holdings would result in a $121.5 million decrease in investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
Exchange-rate Risk
Our business is affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies in the case of (a) management fees that vary based on the NAV of our funds that hold investments denominated in non-U.S. dollar currencies, (b) management fees received in non-U.S. dollar currencies, (c) operating expenses for our foreign offices that are denominated in non-U.S. dollar currencies and (d) cash balances we hold in non-U.S. dollar currencies. We manage our exposure to exchange-rate risks through our regular operating activities and, when appropriate, through the use of derivative instruments.
We estimate that for the three months ended March 31, 2014, a 10% decline in the average rate of exchange of the U.S. dollar would result in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $3.0 million;

•	our operating expenses would have increased by $3.6 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.4 million; and

•	our income tax expense would not have been materially affected.
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
Interest-rate Risk
As of March 31, 2014, Oaktree and its operating subsidiaries had $610.7 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan interest rate to a fixed rate through January 2017. As a result, we estimate that for the three months ended March 31, 2014, there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $923.9 million of aggregate segment cash and cash-equivalents and investments in U.S. Treasury and government-agency securities as of March 31, 2014, we estimate Oaktree and its operating subsidiaries would generate an additional $9.2 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements, debt issued by our CLOs and certain other investment financing arrangements. These debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of March 31, 2014, $3.6 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable rates would increase on an annualized basis by $36.2 million in the event interest rates were to increase by 100 basis points.
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
On January 24, 2014, we granted 1,791 Class A Units to each of Ms. Marna Whittington, Mr. Robert Denham, Mr. Richard Masson and Mr. Jay Wintrob in consideration of their service as members of our board of directors for 2014.
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on January 24, 2014, we issued 1,667,300 Class B units to OCGH.
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

Closed-end Funds

			As of March 31, 2014
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund IX, L.P.	Jan. 2014	Jan. 2017	$5,066	$2,382	$255	$1	$2,636	$4,966	$—	$50	$2,470	29.8%	19.2%	1.1x
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,692	732	22	3,402	2,625	17	125	3,047	19.4	13.0	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	1,077	609	717	969	957	15	75	694	19.6	15.5	1.6
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	2,498	2,843	4,162	2,895	106	381	2,919	18.2	13.2	1.6
Special Account A	Nov. 2008	Oct. 2012	253	253	324	460	117	75	41	23	—	31.9	26.1	2.3
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	9,451	16,287	3,008	1,973	1,250	587	—	23.6	18.1	2.0
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,629	4,310	917	941	81	113	747	11.3	8.2	1.6
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,317	2,666	424	549	102	155	93	12.3	9.0	1.8
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	965	2,010	134	146	162	27	—	18.7	14.3	1.9
Legacy funds (6)	Various	Various	9,543	9,543	8,179	17,689	33	—	1,112	7	—	24.2	19.3	1.9
												22.9%	17.6%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund, L.P. (7)	Sep. 2013	Sep. 2017	$383	$22	$4	$1	$25	$23	$—	$1	$22	nm	nm	1.2x
Special Account F (7)	Jan. 2014	Jan. 2017	253	20	1	—	21	21	—	—	20	nm	nm	1.1

Global Principal Investments
Oaktree Principal Fund V, L.P. (8)	Feb. 2009	Feb. 2015	$2,827	$2,233	$678	$591	$2,320	$1,839	$18	$113	$2,156	15.6%	8.5%	1.4x
Special Account C	Dec. 2008	Feb. 2014	505	455	292	225	522	395	13	45	354	20.0	14.8	1.7
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,810	3,100	2,038	1,350	22	127	1,858	11.1	8.2	1.7
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	964	2,098	266	—	136	52	—	14.6	10.2	1.8
Legacy funds (6)	Various	Various	2,301	2,301	1,839	4,136	4	—	236	1	—	14.5	11.6	1.8
												13.8%	10.2%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$19	$124	$398	$331	$—	$—	$618	4.6%	0.7%	1.2x

European Principal Investments (9)
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,328	€229	€98	€1,459	€3,030	€—	€16	€1,438	16.0%	8.2%	1.3x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€704	€975	€1,414	€1,192	€19	€92	€1,285	13.3	8.4	1.5
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$473	$450	$665	$258	$113	$23	$64	$128	11.9	9.0	2.1
												13.4%	8.5%
Power Opportunities
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	$1,062	$470	$187	$5	$652	$1,036	$—	$36	$531	31.4%	17.4%	1.5x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,456	1,899	98	39	94	6	—	76.2	58.9	3.9
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												35.2%	27.2%

			As of March 31, 2014
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VI, L.P.	Aug. 2012	Aug. 2016	$2,677	$1,606	$50	$37	$1,619	$2,610	$—	$—	$1,656	12.5%	4.8%	1.1x
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	509	201	1,591	1,251	12	85	1,341	18.4	13.0	1.5
Special Account D	Nov. 2009	Nov. 2012	256	263	164	198	229	130	2	14	153	18.3	15.7	1.7
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	300	282	468	312	13	44	345	16.6	11.0	1.8
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	638	1,243	102	—	106	20	—	15.6	11.6	2.0
Legacy funds (6)	Various	Various	1,634	1,610	1,399	3,004	5	—	111	1	57	15.2	12.0	1.9
												15.4%	11.9%
Real Estate Debt
Oaktree Real Estate Debt Fund, L.P. (7)	Sep. 2013	Sep. 2016	$518	$40	$—	$1	$39	$38	$—	$—	$41	nm	nm	1.0x
Oaktree PPIP Fund, L.P. (10)	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2%	N/A	1.4

Mezzanine Finance
Oaktree Mezzanine Fund III, L.P. (11)	Dec. 2009	Dec. 2014	$1,592	$1,327	$195	$794	$728	$1,552	$—	$—	$749	14.7%	10.4% / 5.3%	1.2x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	476	1,232	351	396	—	—	377	11.2	7.7	1.5
OCM Mezzanine Fund, L.P. (12)	Oct. 2001	Oct. 2006	808	773	303	1,041	35	—	32	6	—	15.4	10.8 /10.6	1.5
												13.1%	8.7%
European Private Debt
Oaktree European Dislocation Fund, L.P. (7)	Oct. 2013	Oct. 2016	€293	€54	€2	€27	€29	€52	€—	€—	€28	nm	nm	1.0x
Special Account E (7)	Oct. 2013	Apr. 2015	€379	€69	€3	€—	€72	€69	€—	€—	€71	nm	nm	1.0
				$63,577	(13) (14)			32,549	(14)	2,307	(14)
						Other (15)		3,202		6
						Total (16)		$35,751		$2,313

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) excludes Oaktree segment incentive income previously recognized.

(3)
Unreturned drawn capital plus accrued preferred return reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return (as applicable) before Oaktree is entitled to receive incentive income (other than tax distributions) from the fund.

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

(5)	Multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.

(6)
Legacy funds represent certain predecessor funds within the relevant strategy that have substantially or completely liquidated their assets, including funds managed by certain Oaktree investment professionals while employed at the Trust Company of the West prior to Oaktree's founding in 1995. When these employees joined Oaktree upon, or shortly after, its founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and Oaktree.

(7)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through March 31, 2014 was less than one year.

(8)
In the fourth quarter of 2013, the investment period for Oaktree Principal Fund V, L.P. was extended for a one-year period until February 2015. However, management fees stepped down to the post-investment period basis effective February 2014.

(9)
Aggregate IRRs are based on the conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD using the March 31, 2014 spot rate of $1.38.

(10)
Due to the differences in allocations of income and expenses to this fund's two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not presented. Oaktree PPIP Fund, L.P. had liquidated all of its investments and made its final liquidating distribution as of December 31, 2013. Oaktree PPIP Fund, L.P., Oaktree PPIP Private Fund, L.P. and its related feeder fund were dissolved as of December 31, 2013. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, L.P. The gross and net IRR for the Oaktree PPIP Private Fund, L.P. were 24.7% and 18.6%, respectively, as of December 31, 2013.

(11)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 5.3%. The combined net IRR for Class A and Class B interests was 8.8%.

(12)
The fund's partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.6%. The combined net IRR for the Class A and Class B interests was 10.7%.

(13)	The aggregate change in drawn capital for the three months ended March 31, 2014 was $2.2 billion.

(14)	Totals are based on the conversion of Euro amounts to USD using the March 31, 2014 spot rate of $1.38.

(15)	This includes Oaktree Enhanced Income Fund, L.P., Oaktree Loan Fund 2x, L.P., Oaktree Asia Special Situations Fund, L.P., CLOs, certain separate accounts and a non-Oaktree fund.

(16)
This excludes one separate account with management fee-generating AUM of $425 million as of March 31, 2014, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Mar. 31, 2014	Twelve Months Ended March 31, 2014			Since Inception through March 31, 2014
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$12,430	7.1%	6.6%	7.2%	10.0%	9.4%	8.9%	0.83	0.57
Global High Yield Bonds	Nov. 2010	6,784	8.8	8.2	8.0	10.5	9.9	9.1	1.45	1.35
European High Yield Bonds	May 1999	1,155	11.6	11.0	9.6	8.5	8.0	6.5	0.67	0.39
U.S. Convertibles	Apr. 1987	5,105	18.5	17.9	21.2	10.3	9.7	8.5	0.52	0.35
Non-U.S. Convertibles	Oct. 1994	2,920	10.8	10.3	11.5	9.1	8.5	6.1	0.80	0.41
High Income Convertibles	Aug. 1989	1,074	13.8	13.2	7.4	12.1	11.5	8.7	1.06	0.61
U.S. Senior Loans	Sep. 2008	2,613	5.1	4.5	5.0	7.9	7.4	6.2	1.25	0.63
European Senior Loans	May 2009	1,555	5.7	5.1	6.6	11.0	10.5	12.2	1.87	1.92
Emerging Markets Equities	Jul. 2011	1,219	0.0	(0.8)	(1.4)	0.8	0.0	(2.7)	0.04	(0.14)
Total		$34,855

(1)
Returns represent Oaktree’s time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

Evergreen Funds

		As of March 31, 2014			Twelve Months Ended March 31, 2014		Since Inception through March 31, 2014
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception				Rates of Return		Annualized Rates of Return
					Gross	Net	Gross	Net
		(in millions)

Strategic Credit (1)	Jul. 2012	$2,167	$1,188	$ N/A	14.2%	12.5%	17.3%	15.6%
Value Opportunities	Sep. 2007	2,045	1,954	15	18.2	12.6	14.6	9.5
Emerging Markets Opportunities (2)	Sep. 2013	235	23	1	nm	nm	nm	nm
Emerging Markets Absolute Return	Apr. 1997	280	256	1	2.9	0.8	15.1	10.3
			3,421	17
Restructured funds (3)			—	6
Total (1)			$3,421	$23

(1)
This strategy includes a separate account with a closed-end fund structure with $599 million and $425 million of AUM and management fee-generating AUM, respectively. The returns presented are time-weighted rates of return.

(2)	Rates of return are not considered meaningful (“nm”) because the since-inception period as of March 31, 2014 was less than twelve months.

(3)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and Oaktree Japan Opportunities Fund, L.P. (Yen class). As of March 31, 2014, these funds had gross and net IRRs since inception of (2.1)% and (4.6)%, 7.8% and 5.4%, and (6.3)% and (7.3)%, respectively, and in the aggregate had AUM of $160.5 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $5.9 million as of March 31, 2014.

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
Date: May 8, 2014

Oaktree Capital Group, LLC
By:	/s/ Susan Gentile
Name:	Susan Gentile

Title:	Chief Accounting Officer and Managing Director and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

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

10.1
Credit Agreement, dated as of March 31, 2014, among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, L/C issuer and swing line lender, and Wells Fargo Securities, LLC, as sole lead arranger and sole lead bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 4, 2014).

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