Form 10-Q
period 2014-06-30
Oaktree Capital Group, LLC
filed 2014-08-07
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 4, 2014, there were 43,479,670 Class A units and 109,397,267 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the items captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014 (“annual report”), which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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
“2007 Private Offering” refers to the sale completed on May 25, 2007 of 23,000,000 of our Class A units to Goldman, Sachs & Co., as initial purchaser, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The May 2007 Restructuring and The 2007 Private Offering—The 2007 Private Offering” in our annual report.
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

•
“management fee-generating assets under management,” or “management fee-generating AUM,” is a forward-looking metric and reflects the AUM on which we will earn management fees in the following quarter, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment and Operating Metrics—Assets Under Management—Management Fee-generating Assets Under Management.”

•
“incentive-creating assets under management,” or “incentive-creating AUM,” refers to the AUM that may eventually produce incentive income, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment and Operating Metrics—Assets Under Management—Incentive-creating Assets Under Management.”

“consolidated funds” refers to the funds and CLOs that Oaktree consolidates through a majority voting interest or otherwise, including those funds in which Oaktree as the general partner is presumed to have control.
“funds” refers to investment funds and, where applicable, CLOs and separate accounts that are managed by us or our subsidiaries.
“initial public offering” refers to the listing of our Class A units on the New York Stock Exchange whereby Oaktree sold 7,888,864 Class A units and selling unitholders sold 954,159 Class A units, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Initial Public Offering” in our annual report.
“Intermediate Holding Companies” collectively refers to the subsidiaries wholly owned by us.
“May 2007 Restructuring” refers to the series of transactions that occurred immediately prior to the 2007 Private Offering whereby OCGH contributed our business to the Oaktree Operating Group in exchange for limited partnership interests in each Oaktree Operating Group entity, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The May 2007 Restructuring and The 2007 Private Offering—The May 2007 Restructuring” in our annual report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	June 30, 2014	December 31, 2013
Assets
Cash and cash-equivalents	$413,864	$390,721
U.S. Treasury securities	405,089	676,600
Corporate investments (includes $53,793 and $67,596 measured at fair value as of June 30, 2014 and December 31,2013, respectively)	168,163	169,927
Due from affiliates	41,235	47,774
Deferred tax assets	373,037	278,885
Other assets	150,448	208,929
Assets of consolidated funds:
Cash and cash-equivalents	2,963,816	2,246,944
Investments, at fair value	45,394,423	39,911,888
Dividends and interest receivable	141,751	159,215
Due from brokers	304,642	283,764
Receivable for securities sold	327,955	324,213
Derivative assets, at fair value	56,350	94,937
Other assets	509,064	469,457
Total assets	$51,249,837	$45,263,254
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$174,851	$278,655
Accounts payable, accrued expenses and other liabilities	86,253	79,999
Due to affiliates	322,949	242,986
Debt obligations	600,000	579,464
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	52,824	29,213
Payables for securities purchased	1,011,421	697,705
Securities sold short, at fair value	86,114	140,251
Derivative liabilities, at fair value	130,392	149,880
Distributions payable	222,038	224,711
Borrowings under credit facilities	3,416,723	2,297,181
Collateralized loan obligation loans payable	996,802	—
Total liabilities	7,100,367	4,720,045
Commitments and contingencies (Note 12)
Non-controlling redeemable interests in consolidated funds	42,376,658	38,834,831
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 43,479,670 and 38,472,506 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Class B units, no par value, unlimited units authorized, 109,197,407 and 112,584,211 units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Paid-in capital	578,021	590,236
Accumulated deficit	(31,925)	(114,905)
Accumulated other comprehensive loss	(944)	(1,122)
Class A unitholders’ capital	545,152	474,209
OCGH non-controlling interest in consolidated subsidiaries	1,180,620	1,234,169
Non-controlling interests in consolidated funds	47,040	—
Total unitholders’ capital	1,772,812	1,708,378
Total liabilities and unitholders’ capital	$51,249,837	$45,263,254

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Management fees	$51,560	$50,097	$91,991	$92,636
Incentive income	—	2,317	—	2,317
Total revenues	51,560	52,414	91,991	94,953
Expenses:
Compensation and benefits	(92,735)	(90,263)	(191,027)	(183,978)
Equity-based compensation	(10,487)	(7,105)	(19,669)	(13,557)
Incentive income compensation	(36,259)	(128,953)	(127,753)	(259,224)
Total compensation and benefits expense	(139,481)	(226,321)	(338,449)	(456,759)
General and administrative	(31,665)	(29,392)	(63,903)	(49,133)
Depreciation and amortization	(1,815)	(1,732)	(3,736)	(3,475)
Consolidated fund expenses	(42,424)	(28,095)	(67,616)	(51,678)
Total expenses	(215,385)	(285,540)	(473,704)	(561,045)
Other income (loss):
Interest expense	(25,699)	(14,013)	(49,699)	(25,594)
Interest and dividend income	284,061	580,593	646,197	986,845
Net realized gain on consolidated funds’ investments	514,178	831,989	1,168,329	2,030,249
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	699,890	(111,795)	1,470,368	909,722
Investment income (loss)	4,390	(1,111)	9,381	11,132
Other income (expense), net	9	284	(1,689)	264
Total other income	1,476,829	1,285,947	3,242,887	3,912,618
Income before income taxes	1,313,004	1,052,821	2,861,174	3,446,526
Income taxes	(5,761)	(7,991)	(13,747)	(18,148)
Net income	1,307,243	1,044,830	2,847,427	3,428,378
Less:
Net income attributable to non-controlling interests in consolidated funds	(1,184,244)	(762,487)	(2,509,076)	(2,826,452)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(91,813)	(225,766)	(255,371)	(487,783)
Net income attributable to Oaktree Capital Group, LLC	$31,186	$56,577	$82,980	$114,143
Distributions declared per Class A unit	$0.98	$1.41	$1.98	$2.46
Net income per unit (basic and diluted):
Net income per Class A unit	$0.72	$1.71	$1.99	$3.61
Weighted average number of Class A units outstanding	43,480	33,020	41,600	31,611

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended June 30, 2014	Oaktree Capital Group, LLC	OCGH Non-controlling Interest in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$31,186	$91,813	$1,184,244	$1,307,243
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(75)	(188)	—	(263)
Unrealized gain on interest-rate swap designated as cash-flow hedge	322	810	—	1,132
Other comprehensive income, net of tax	247	622	—	869
Total comprehensive income	31,433	92,435	1,184,244	1,308,112
Less: Comprehensive income attributable to non-controlling interests	—	(92,435)	(1,184,244)	(1,276,679)
Comprehensive income attributable to Oaktree Capital Group, LLC	$31,433	$—	$—	$31,433
Three Months Ended June 30, 2013
Net income	$56,577	$225,766	$762,487	$1,044,830
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(115)	(409)	—	(524)
Unrealized gain on interest-rate swap designated as cash-flow hedge	591	2,109	—	2,700
Other comprehensive income, net of tax	476	1,700	—	2,176
Total comprehensive income	57,053	227,466	762,487	1,047,006
Less: Comprehensive income attributable to non-controlling interests	—	(227,466)	(762,487)	(989,953)
Comprehensive income attributable to Oaktree Capital Group, LLC	$57,053	$—	$—	$57,053

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — (Continued)
(in thousands)

Six Months Ended June 30, 2014	Oaktree Capital Group, LLC	OCGH Non-controlling Interest in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$82,980	$255,371	$2,509,076	$2,847,427
Other comprehensive income, net of tax:
Foreign currency translation adjustments	15	65	—	80
Unrealized gain on interest-rate swap designated as cash-flow hedge	163	359	—	522
Other comprehensive income, net of tax	178	424	—	602
Total comprehensive income	83,158	255,795	2,509,076	2,848,029
Less: Comprehensive income attributable to non-controlling interests	—	(255,795)	(2,509,076)	(2,764,871)
Comprehensive income attributable to Oaktree Capital Group, LLC	$83,158	$—	$—	$83,158
Six Months Ended June 30, 2013
Net income	$114,143	$487,783	$2,826,452	$3,428,378
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(785)	(3,078)	—	(3,863)
Unrealized gain on interest-rate swap designated as cash-flow hedge	699	2,541	—	3,240
Other comprehensive loss, net of tax	(86)	(537)	—	(623)
Total comprehensive income	114,057	487,246	2,826,452	3,427,755
Less: Comprehensive income attributable to non-controlling interests	—	(487,246)	(2,826,452)	(3,313,698)
Comprehensive income attributable to Oaktree Capital Group, LLC	$114,057	$—	$—	$114,057

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,847,427	$3,428,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment income	(9,381)	(11,132)
Depreciation and amortization	3,736	3,475
Equity-based compensation	19,669	13,557
Net realized and unrealized gains from consolidated funds’ investments	(2,638,697)	(2,939,971)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	21,608	(43,421)
Income distributions from corporate investments in companies	30,823	27,683
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(41,507)	(41,266)
Increase (decrease) in net due to affiliates	6,473	(7,091)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(63,326)	1,614
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease in dividends and interest receivable	17,464	25,419
(Increase) decrease in due from brokers	(20,878)	31,399
(Increase) decrease in receivables for securities sold	14,024	(11,222)
Increase in payables for securities purchased	107,909	495,174
Purchases of securities	(11,563,149)	(8,384,631)
Proceeds from maturities and sales of securities	8,842,373	11,885,817
Net cash provided by (used in) operating activities	(2,425,432)	4,473,782
Cash flows from investing activities:
Purchases of U.S. Treasury securities	(114,530)	(702,456)
Proceeds from maturities and sales of U.S. Treasury securities	386,041	135,000
Corporate investments in funds and companies	(22,498)	(3,432)
Distributions from corporate investments in funds and companies	2,821	1,501
Purchases of fixed assets	(2,845)	(1,389)
Net cash provided by (used in) investing activities	248,989	(570,776)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$250,000	$—
Payment of debt issuance costs	(728)	—
Repayments of debt obligations	(229,464)	(23,215)
Proceeds from issuance of Class A units	296,650	419,908
Purchase of OCGH units	(298,455)	(420,741)
Distributions to Class A unitholders	(81,083)	(74,257)
Distributions to OCGH unitholders	(272,462)	(339,951)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	4,292,002	3,069,748
Distributions to non-controlling interests	(3,191,065)	(7,577,863)
Proceeds from debt obligations issued by collateralized loan obligation vehicles	996,802	—
Borrowings on credit facilities	3,880,392	2,051,006
Repayments on credit facilities	(2,784,636)	(1,039,996)
Net cash provided by (used in) financing activities	2,857,953	(3,935,361)
Effect of exchange rate changes on cash	58,505	(6,597)
Net increase (decrease) in cash and cash-equivalents	740,015	(38,952)
Cash and cash-equivalents, beginning balance	2,637,665	2,928,526
Cash and cash-equivalents, ending balance	$3,377,680	$2,889,574

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					OCGH Non-controlling Interest in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2013	38,473	112,584	$590,236	$(114,905)	$(1,122)	$1,234,169	$—	$1,708,378
Activity for the six months ended June 30, 2014:
Issuance of Class A units	5,007	—	296,650	—	—	—	—	296,650
Issuance of Class B units	—	1,690	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(32)	—	—	—	—	—	—
Cancellation of Class B units	—	(5,045)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(296,400)	—	—	—	—	(296,400)
Deferred tax effect resulting from the purchase of OCGH units	—	—	14,122	—	—	—	—	14,122
Repurchase and cancellation of OCGH units	—	—	—	—	—	(2,055)	—	(2,055)
Capital contributions	—	—	—	—	—	—	46,109	46,109
Equity reallocation between controlling and non-controlling interests	—	—	49,116	—	—	(49,116)	—	—
Capital increase related to equity-based compensation	—	—	5,380	—	—	14,289	—	19,669
Distributions declared	—	—	(81,083)	—	—	(272,462)	—	(353,545)
Net income	—	—	—	82,980	—	255,371	931	339,282
Foreign currency translation adjustment, net of tax	—	—	—	—	15	65	—	80
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	163	359	—	522
Unitholders’ capital as of June 30, 2014	43,480	109,197	$578,021	$(31,925)	$(944)	$1,180,620	$47,040	$1,772,812

Unitholders’ capital as of December 31, 2012	30,181	120,268	$645,053	$(336,903)	$(1,748)	$1,087,491	$—	$1,393,893
Activity for the six months ended June 30, 2013:
Issuance of Class A units	8,058	—	419,908	—	—	—	—	419,908
Issuance of Class B units	—	577	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(19)	—	—	—	—	—	—
Cancellation of Class B units	—	(8,076)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(419,908)	—	—	—	—	(419,908)
Deferred tax effect resulting from the purchase of OCGH units	—	—	20,161	—	—	—	—	20,161
Repurchase and cancellation of OCGH units	—	—	—	—	—	(833)	—	(833)
Equity reallocation between controlling and non-controlling interests	—	—	76,845	—	—	(76,845)	—	—
Capital increase related to equity-based compensation	—	—	2,846	—	—	10,711	—	13,557
Distributions declared	—	—	(74,257)	—	—	(339,951)	—	(414,208)
Net income	—	—	—	114,143	—	487,783	—	601,926
Foreign currency translation adjustment, net of tax	—	—	—	—	(785)	(3,078)	—	(3,863)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	699	2,541	—	3,240
Unitholders’ capital as of June 30, 2013	38,239	112,750	$670,648	$(222,760)	$(1,834)	$1,167,819	$—	$1,613,873

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts and collateralized loan obligation vehicles (“CLOs”). Commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner or, in certain limited cases, co-general partner. The CLOs are closed-end investment vehicles in which the Company typically makes an investment and for which it serves as collateral manager.
Oaktree Capital Group, LLC was formed on April 13, 2007. Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the Company’s Principals, current and former employees and certain other investors (the “OCGH unitholders”). The Company’s operations are conducted through a group of operating entities collectively referred to as the Oaktree Operating Group. OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. An Oaktree Operating Group unit is not a legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. The Class B units are entitled to ten votes per unit and have no economic interest in the Company, whereas the Class A units are only entitled to one vote per unit. Consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries in the accompanying condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities that are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities that are not considered VIEs but in which the Company has a controlling financial interest. Most of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established under GAAP. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The Company consolidates those entities where it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As of June 30, 2014, this included five VIEs for which the Company is considered the primary beneficiary, and substantially all of Oaktree’s closed-end, commingled open-end and evergreen funds for which the Company acts as the sole general partner and is deemed to control through a voting interest model.
Variable Interest Model. The Company consolidates VIEs for which it is considered the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest. A

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s business and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation model for VIEs, which was revised effective January 1, 2010, requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-related fees), would give it a controlling financial interest. The consolidation model for VIEs may be deferred if the VIE and the reporting entity’s interest in the VIE meet the deferral conditions set forth in Accounting Standards Codification (“ASC”) 810-10-65-2(aa). If a VIE has met the deferral conditions, the analysis is based on the consolidation model for VIEs prior to January 1, 2010, which requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s involvement through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-related fees) would be expected to absorb a majority of the variability of the entity. Under either model, the Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary.
While the Company holds variable interests in the Oaktree funds, most of those funds do not meet the characteristics of a VIE. As of June 30, 2014, the Company consolidated five VIEs for which it was the primary beneficiary, including Oaktree AIF Holdings, Inc. (“AIF”), which was formed to hold certain assets for regulatory and other purposes and is immaterial to the Company. The four remaining VIEs represented CLOs, two of which had not priced as of June 30, 2014, for which the Company acts as collateral manager. As of June 30, 2014 and December 31, 2013, there were no VIEs for which the Company was not the primary beneficiary. As of December 31, 2013, the Company consolidated two VIEs.
As of June 30, 2014, the Company consolidated four CLOs with total assets and liabilities of $1.4 billion and $1.2 billion, respectively. The assets and liabilities of the CLOs primarily consist of investments in debt securities and loans issued by the CLOs, respectively. The loans issued by each CLO are collateralized by the investments held by the CLO, and assets of one CLO may not be used to satisfy liabilities of another. In exchange for managing the collateral of the CLOs, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of June 30, 2014, the Company had invested an aggregate $127.0 million in its CLOs, which represented its maximum risk of loss. The Company’s investments in the CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Investors in the CLOs have no recourse against the Company for any losses sustained in the CLO structure.
Voting Interest Model. For entities that are not VIEs, the Company evaluates those entities that it controls through a majority voting interest, including those Oaktree funds in which the Company as the sole general partner is presumed to have control (together with the CLOs, the “consolidated funds”). Although as general partner the Company typically has only a small, single-digit percentage equity interest in each fund, the funds’ third-party limited partners do not have the right to dissolve the partnerships or have substantive kick-out or participating rights that would overcome the presumption of control by the Company.
Accordingly, Oaktree’s condensed consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling redeemable interests in consolidated funds in the accompanying condensed consolidated financial statements. All of the revenues earned by Oaktree from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, Oaktree’s attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination of those amounts in consolidation has no effect on net

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

income or loss attributable to the Company. All intercompany transactions and balances have been eliminated in consolidation.
Certain funds for which the Company shares general partner responsibilities or where the Company has no general partner responsibility but has the ability to exert significant influence through other means are accounted for under the equity method of accounting.
Non-controlling Redeemable Interests in Consolidated Funds
The Company records non-controlling interests to reflect the economic interests of the unaffiliated limited partners. These interests are presented as non-controlling redeemable interests in consolidated funds within the condensed consolidated statements of financial condition, outside of the permanent capital section. Limited partners in open-end and evergreen funds generally have the right to withdraw their capital, subject to the terms of the respective limited partnership agreements, over periods ranging from one month to three years. While limited partners in consolidated closed-end funds generally have not been granted redemption rights, these limited partners do have withdrawal or redemption rights in certain limited circumstances that are beyond the control of the Company, such as instances in which retaining the limited partnership interest could cause the limited partner to violate a law, regulation or rule.
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
Non-controlling Interests in Consolidated Funds
Non-controlling interests in consolidated funds represent the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. All non-controlling interests in those CLOs are attributed a share of income or loss arising from the respective CLO based on the relative ownership interests of third-party investors after consideration of contractual arrangements that govern allocations of income or loss. Investors in those CLOs are generally unable to redeem their interests until the CLO liquidates or otherwise terminates.
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
June 30, 2014
($ in thousands, except where noted)

the best available information. Level III inputs include prices of quoted securities in markets for which there are few transactions, less public information exists or prices vary among brokered market makers. The types of investments in Level III include non-publicly traded equity, debt, real estate and derivatives.
In some instances, an instrument may fall into multiple levels of the fair-value hierarchy. In such instances, the instrument’s level within the fair-value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair-value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. The Company accounts for the transfer of assets into or out of each fair-value hierarchy level as of the beginning of the reporting period.
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
Fair Value Option
The Company has elected the fair value option for certain corporate investments that otherwise would not have reflected unrealized gains and losses in current-period earnings. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of investment income in the condensed consolidated statements of operations. The Company's accounting for those investments is similar to its accounting for investments held by the consolidated funds at fair value and the valuation methods used to determine the fair value of those investments.
In addition, the Company has elected the fair value option for the assets of its CLOs. Assets of the CLOs are included in investments, at fair value and liabilities are reflected in collateralized loan obligation loans payable in the condensed consolidated statements of financial condition. The Company's accounting for CLOs is similar to its accounting for closed-end funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. Realized gains or losses and changes in the fair value of consolidated CLO assets are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments, respectively, in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, while their interest expense and other expenses are included in interest expense and consolidated fund expenses, respectively, in the condensed consolidated statements of operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

Investments, at Fair Value
The consolidated funds are primarily investment limited partnerships that reflect their investments, including majority-owned and controlled investments, at fair value. The Company has retained the specialized investment company accounting guidance under GAAP for those consolidated funds with respect to consolidated investments. Thus, the consolidated investments are reflected in the condensed consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation on consolidated funds’ investments in the condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
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
Exchange-traded Investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not readily marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the perceived risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or an analysis of market studies. Instances where the Company has applied discounts to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the Company’s condensed consolidated statements of financial condition and results of operations for all periods presented.
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
Non-publicly Traded Equity and Real Estate Investments
The fair value of equity and real estate investments is determined using a cost, market or income approach. The cost approach is based on the current cost of reproducing a real estate investment less deterioration and functional and economic obsolescence. The market approach utilizes valuations of comparable public companies and transactions, and generally seeks to establish the enterprise value of the portfolio company or investment property using a market-multiple methodology. This approach takes into account the financial measure (such as EBITDA, adjusted EBITDA, free cash flow, net operating income, net income, book value or net asset value) believed to be most relevant for the given company or investment property. Consideration also may be given to factors such as acquisition price of the security or investment property, historical and projected operational and financial results for the portfolio company, the strengths and weaknesses of the portfolio company or investment

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

property relative to its comparable companies or properties, industry trends, general economic and market conditions, and others deemed relevant. The income approach is typically a discounted cash-flow method that incorporates expected timing and level of cash flows. It incorporates assumptions in determining growth rates, income and expense projections, discount and capitalization rates, capital structure, terminal values, and other factors. The applicability and weight assigned to market and income approaches are determined based on the availability of reliable projections and comparable companies and transactions.
The valuation of securities may be impacted by expectations of investors’ receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the elapsed time from the date of the investment to the valuation date), and applicable restrictions on the transferability of the securities.
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
Recent Accounting Developments
In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity. The guidance applies to reporting entities that are required to consolidate a collateralized financing entity under the VIE guidance when (a) the reporting entity measures all of the financial assets and financial liabilities of that consolidated financing entity at fair value in the consolidated financial statements and (b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance provides an alternative for measuring the financial assets and financial liabilities of a consolidated collateralized financing entity to eliminate differences in the fair value of those financial assets and financial liabilities as determined under GAAP. The guidance is effective for the Company in the first quarter of 2016, with early adoption permitted. The Company is currently evaluating the effect that adoption may have on its condensed consolidated financial statements.
In May 2014, the FASB and International Accounting Standards Board issued converged guidance on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis, eliminates an entity’s ability to recognize revenue if there is risk of significant reversal, and requires enhanced disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue. The guidance is effective for the Company in the first quarter of 2017, with retrospective application. The Company is currently evaluating the effect that adoption may have on its condensed consolidated financial statements.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

3. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
United States:
Fixed income securities:
Consumer discretionary	$2,868,076	$3,017,755	6.3%	7.6%
Consumer staples	566,506	801,959	1.2	2.0
Energy	710,653	650,336	1.6	1.6
Financials	549,447	554,115	1.2	1.4
Government	34,634	—	0.1	—
Health care	974,462	600,570	2.1	1.5
Industrials	1,996,216	1,768,600	4.4	4.4
Information technology	1,120,946	1,130,614	2.5	2.8
Materials	1,254,378	1,094,476	2.8	2.7
Telecommunication services	328,724	289,046	0.7	0.7
Utilities	2,755,387	2,182,098	6.1	5.6
Total fixed income securities (cost: $12,827,062 and $12,008,435 as of June 30, 2014 and December 31, 2013, respectively)	13,159,429	12,089,569	29.0	30.3
Equity securities:
Consumer discretionary	3,027,344	3,164,000	6.7	7.9
Consumer staples	530,492	482,521	1.2	1.2
Energy	677,942	570,839	1.5	1.4
Financials	7,557,945	6,474,365	16.7	16.3
Health care	293,389	310,582	0.7	0.8
Industrials	2,955,238	1,840,900	6.5	4.6
Information technology	242,783	227,608	0.5	0.6
Materials	925,428	923,933	2.0	2.3
Telecommunication services	37,433	51,881	0.1	0.1
Utilities	292,317	193,984	0.6	0.5
Total equity securities (cost: $12,193,458 and $11,104,484 as of June 30, 2014 and December 31, 2013, respectively)	16,540,311	14,240,613	36.5	35.7

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Europe:
Fixed income securities:
Consumer discretionary	$1,350,570	$1,519,530	3.0%	3.8%
Consumer staples	202,718	159,489	0.4	0.4
Energy	351,361	295,942	0.8	0.7
Financials	825,676	612,123	1.8	1.5
Health care	80,625	39,189	0.2	0.1
Industrials	367,481	378,797	0.8	1.0
Information technology	38,457	22,216	0.1	0.1
Materials	402,694	663,984	0.9	1.7
Telecommunication services	134,518	175,231	0.3	0.4
Utilities	18,660	18,581	0.0	0.0
Total fixed income securities (cost: $3,469,056 and $3,349,740 as of June 30, 2014 and December 31, 2013, respectively)	3,772,760	3,885,082	8.3	9.7
Equity securities:
Consumer discretionary	292,604	198,045	0.6	0.5
Consumer staples	53,328	385,595	0.1	1.0
Energy	141,028	129,207	0.3	0.3
Financials	4,321,268	2,763,198	9.5	6.9
Health care	13,033	13,084	0.0	0.0
Industrials	1,348,919	784,524	3.0	2.0
Information technology	—	1,341	—	0.0
Materials	340,311	249,732	0.8	0.6
Telecommunication services	—	1,382	—	0.0
Total equity securities (cost: $5,915,327 and $4,111,171 as of June 30, 2014 and December 31, 2013, respectively)	6,510,491	4,526,108	14.3	11.3
Asia and other:
Fixed income securities:
Consumer discretionary	124,783	93,087	0.3	0.2
Consumer staples	64,257	25,424	0.1	0.1
Energy	117,529	74,167	0.3	0.2
Financials	175,466	159,369	0.4	0.4
Government	48,165	—	0.1	—
Health care	36,108	31,057	0.1	0.1
Industrials	833,061	1,247,793	1.9	3.1
Information technology	16,687	21,842	0.0	0.1
Materials	201,184	84,107	0.4	0.2
Telecommunication services	1,126	1,884	0.0	0.0
Utilities	9,385	6,808	0.0	0.0
Total fixed income securities (cost: $1,464,072 and $1,639,694 as of June 30, 2014 and December 31, 2013, respectively)	1,627,751	1,745,538	3.6	4.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Asia and other:
Equity securities:
Consumer discretionary	$651,270	$422,731	1.4%	1.1%
Consumer staples	97,137	42,937	0.2	0.1
Energy	309,172	267,494	0.7	0.7
Financials	1,312,753	1,211,033	2.9	3.0
Health care	14,308	8,124	0.0	0.0
Industrials	854,503	1,136,934	1.9	2.9
Information technology	250,404	130,714	0.6	0.3
Materials	110,166	63,395	0.2	0.2
Telecommunication services	—	17,719	—	0.0
Utilities	183,968	123,897	0.4	0.3
Total equity securities (cost: $2,992,248 and $2,734,160 as of June 30, 2014 and December 31, 2013, respectively)	3,783,681	3,424,978	8.3	8.6
Total fixed income securities	18,559,940	17,720,189	40.9	44.4
Total equity securities	26,834,483	22,191,699	59.1	55.6
Total investments, at fair value	$45,394,423	$39,911,888	100.0%	100.0%
Securities Sold Short:
Securities sold short – equities (proceeds: $87,796 and $137,092 as of June 30, 2014 and December 31, 2013, respectively)	$(86,114)	$(140,251)
As of June 30, 2014, investments in securities of one issuer had a fair value that represented 5.4%, or $2.4 billion, of Oaktree’s total consolidated net assets. These fixed income type securities are included in the table above within the United States–Utilities category and had a total principal amount of $2.9 billion with maturities ranging from 2014 to 2021 and interest rates ranging from LIBOR plus a spread of 3% to 15%. As of  December 31, 2013, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended June 30,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$521,367	$724,377	$775,505	$(163,157)
Foreign currency forward contracts (1)	(37,212)	(4,095)	55,541	36,102
Total-return, credit-default and interest-rate swaps (1)	44,017	(20,983)	1,556	11,767
Options and futures (1)	(13,994)	3,865	(613)	3,493
Swaptions (2)	—	(3,274)	—	—
Total	$514,178	$699,890	$831,989	$(111,795)

	Six Months Ended June 30,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$1,239,490	$1,499,699	$2,012,624	$692,393
Foreign currency forward contracts (1)	(94,188)	(4,263)	19,552	183,991
Total-return, credit-default and interest-rate swaps (1)	43,915	(13,564)	3,883	24,759
Options and futures (1)	(20,888)	(6,192)	(5,810)	8,579
Swaptions (2)	—	(5,312)	—	—
Total	$1,168,329	$1,470,368	$2,030,249	$909,722

(1)	Please see note 5 for additional information.

(2)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

4. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The fair value of the Company’s other financial instruments by fair-value hierarchy level is set forth below:

	As of June 30, 2014				As of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury securities (1)	$405,089	$—	$—	$405,089	$676,600	$—	$—	$676,600
Forward contracts (2)	—	3,641	—	3,641	—	7,893	—	7,893
Total-return swap (2)	—	—	—	—	—	4,515	—	4,515
Total assets	$405,089	$3,641	$—	$408,730	$676,600	$12,408	$—	$689,008

Liabilities
Forward contracts (3)	$—	$(2,670)	$—	$(2,670)	$—	$(6,141)	$—	$(6,141)
Interest-rate swaps (3)	—	(3,648)	—	(3,648)	—	(4,171)	—	(4,171)
Total liabilities	$—	$(6,318)	$—	$(6,318)	$—	$(10,312)	$—	$(10,312)

(1)	The carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The short-term nature of cash and cash-equivalents held at the consolidated funds causes its carrying value to approximate fair value. The fair value of cash-equivalents is a Level I valuation. The table below summarizes the valuation of investments and other financial instruments of the consolidated funds by fair-value hierarchy level:

	As of June 30, 2014				As of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$8,927,893	$1,944,391	$10,872,284	$—	$7,352,129	$2,809,437	$10,161,566
Corporate debt – all other	1,409	5,339,739	2,346,508	7,687,656	798	5,125,646	2,432,179	7,558,623
Equities – common stock	6,415,791	308,039	8,334,621	15,058,451	4,804,068	1,109,270	6,700,015	12,613,353
Equities – preferred stock	18,468	2,992	1,200,716	1,222,176	4,101	8,483	919,771	932,355
Real estate	—	—	8,020,570	8,020,570	—	37,184	6,221,294	6,258,478
Real estate loan portfolios	—	—	2,516,827	2,516,827	—	—	2,369,441	2,369,441
Other	1,572	—	14,887	16,459	2,656	1,708	13,708	18,072
Total investments	6,437,240	14,578,663	24,378,520	45,394,423	4,811,623	13,634,420	21,465,845	39,911,888
Derivatives:
Forward contracts	—	13,753	—	13,753	—	51,765	—	51,765
Swaps	—	21,378	836	22,214	—	18,318	—	18,318
Options and futures	—	18,613	—	18,613	101	18,037	—	18,138
Swaptions	—	1,770	—	1,770	—	6,716	—	6,716
Total derivatives	—	55,514	836	56,350	101	94,836	—	94,937
Total assets	$6,437,240	$14,634,177	$24,379,356	$45,450,773	$4,811,724	$13,729,256	$21,465,845	$40,006,825

Liabilities
Securities sold short – equities	$(86,114)	$—	$—	$(86,114)	$(140,251)	$—	$—	$(140,251)
Derivatives:
Forward contracts	—	(96,974)	—	(96,974)	—	(135,246)	—	(135,246)
Swaps	—	(22,139)	—	(22,139)	—	(7,096)	—	(7,096)
Options and futures	(2,789)	(6,764)	—	(9,553)	(5,030)	(1,184)	—	(6,214)
Swaptions	—	(1,726)	—	(1,726)	—	(1,324)	—	(1,324)
Total derivatives	(2,789)	(127,603)	—	(130,392)	(5,030)	(144,850)	—	(149,880)
Total liabilities	$(88,903)	$(127,603)	$—	$(216,506)	$(145,281)	$(144,850)	$—	$(290,131)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Three Months Ended June 30, 2014:
Beginning balance	$2,584,354	$2,067,344	$7,613,726	$1,145,630	$6,976,625	$2,413,412	$(2,902)	$14,681	$22,812,870
Transfers into Level III	91,377	162,396	—	—	126,815	—	—	—	380,588
Transfers out of Level III	(576,732)	(12,505)	(153,277)	(2,695)	—	—	—	—	(745,209)
Purchases	149,281	155,312	721,381	32,180	892,583	413,728	—	—	2,364,465
Sales	(332,258)	(72,245)	(43,730)	(26,898)	(275,465)	(364,698)	—	—	(1,115,294)
Realized gains (losses), net	61,332	3,536	6,034	(16,057)	43,922	30,579	—	—	129,346
Unrealized appreciation (depreciation), net	(32,963)	42,670	190,487	68,556	256,090	23,806	3,738	206	552,590
Ending balance	$1,944,391	$2,346,508	$8,334,621	$1,200,716	$8,020,570	$2,516,827	$836	$14,887	$24,379,356
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$66,167	$30,659	$204,821	$40,813	$300,342	$17,597	$(1,248)	$173	$659,324
Three Months Ended June 30, 2013:
Beginning balance	$2,067,438	$2,912,838	$7,247,846	$647,832	$4,498,926	$1,730,384	$54,674	$15,490	$19,175,428
Transfers into Level III	114,178	5,289	64,838	141,133	15,055	—	—	—	340,493
Transfers out of Level III	(403,319)	(103,319)	(6,198)	—	—	—	—	—	(512,836)
Purchases	160,012	83,967	300,132	68,094	624,867	371,248	—	—	1,608,320
Sales	(244,240)	(445,312)	(288,841)	(133,626)	(322,271)	(170,240)	—	—	(1,604,530)
Realized gains (losses), net	16,441	68,050	98,511	26,787	154,523	10,858	—	—	375,170
Unrealized appreciation (depreciation), net	1,170	13,767	(43,170)	(86,697)	228,434	47,265	1,143	(974)	160,938
Ending balance	$1,711,680	$2,535,280	$7,373,118	$663,523	$5,199,534	$1,989,515	$55,817	$14,516	$19,542,983
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(45,765)	$51,480	$(11,556)	$(113,550)	$199,652	$47,265	$1,149	$(974)	$127,701

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Six Months Ended June 30, 2014:
Beginning balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Transfers into Level III	812,821	162,546	424,682	—	128,577	—	—	—	1,528,626
Transfers out of Level III	(1,548,747)	(18,871)	(493,348)	(6,544)	(90,896)	—	—	—	(2,158,406)
Purchases	404,224	279,296	1,521,509	176,697	1,693,378	650,412	—	1,000	4,726,516
Sales	(607,003)	(609,238)	(317,313)	(68,278)	(577,800)	(650,037)	—	—	(2,829,669)
Realized gains (losses), net	105,476	119,038	65,410	(16,085)	96,125	57,439	—	—	427,403
Unrealized appreciation (depreciation), net	(31,817)	(18,442)	433,666	195,155	549,892	89,572	836	179	1,219,041
Ending balance	$1,944,391	$2,346,508	$8,334,621	$1,200,716	$8,020,570	$2,516,827	$836	$14,887	$24,379,356
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$41,435	$79,614	$559,032	$181,909	$598,517	$89,572	$836	$178	$1,551,093
Six Months Ended June 30, 2013:
Beginning balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Transfers into Level III	163,909	11,420	593,152	266,603	15,055	—	—	—	1,050,139
Transfers out of Level III	(597,129)	(201,194)	(404,976)	—	—	—	—	—	(1,203,299)
Purchases	294,851	117,551	351,171	97,394	932,136	595,673	—	—	2,388,776
Sales	(427,476)	(643,908)	(1,416,604)	(311,946)	(349,105)	(453,422)	—	—	(3,602,461)
Realized gains (losses), net	(573)	91,305	525,048	55,821	145,198	17,932	—	—	834,731
Unrealized appreciation (depreciation), net	24,622	1,055	(375,724)	(94,445)	510,108	91,510	11,112	(1,031)	167,207
Ending balance	$1,711,680	$2,535,280	$7,373,118	$663,523	$5,199,534	$1,989,515	$55,817	$14,516	$19,542,983
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(12,406)	$79,215	$134,065	$(81,059)	$478,875	$91,510	$11,119	$(1,032)	$700,287

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation on consolidated funds’ investments in the condensed consolidated statements of operations.
Transfers between Level I and Level II positions for the three and six months ended June 30, 2014 included $104.4 million and $739.7 million, respectively, from Level II to Level I, due to the removal of discounts on three exchange-traded common equity investments upon the expiration of lockup periods and increased trading volume for one exchange-traded common equity investment. There were no transfers between Level I and Level II positions for the three months ended June 30, 2013. Transfers between Level I and Level II positions for the six months ended June 30, 2013 included $1.1 billion from Level II to Level I for an investment in common equity that began trading on a securities exchange.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
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
The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2014:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$172,773	Discounted cash flow (1)	Discount rate	5% – 18%	12%
	554,748	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 11x	6x
	106,586	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	205,926	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	13,545	Discounted cash flow (1)	Discount rate	5% – 15%	13%
	156,678	Discounted cash flow (1) / Sales approach (8)	Discount rate	6% – 8%	7%
	263,555	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	92,400	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	56,627	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
Industrials:	260,795	Discounted cash flow (1)	Discount rate	5% – 18%	13%
	332,817	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	10% – 16%	13%
	67,125	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 9x	6x
	82,038	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	332,037	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	192,499	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	102,639	Discounted cash flow (1)	Discount rate	11% – 14%	13%
	217,470	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	72,689	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	501,765	Discounted cash flow (1)	Discount rate	6% – 14%	11%
	360,113	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 10x	9x
	35,186	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	111,724	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
Consumer discretionary:	703,690	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	8x
	2,940	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	177,668	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Financials:	$128,231	Discounted cash flow (1)	Discount rate	11% – 13%	12%
	741,714	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.4x	1.1x
	150,561	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Industrials:	1,847,981	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 14x	8x
	2,086,330	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.2x	1x
	632,488	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	188,458	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	1,134,479	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 10x	8x
	25,959	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	121,790	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Other:	63,078	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	1,277,164	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 12x	9x
	13,230	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	158	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	239,418	Other	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	2,627,665	Discounted cash flow (1)(7)	Discount rate	7% – 44%	14%
			Terminal capitalization rate	6% – 11%	8%
			Direct capitalization rate	7% – 8%	8%
			Net operating income growth rate	1% – 25%	8%
			Absorption rate	15% – 92%	38%
	1,595,571	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 13x	13x
	652,754	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.3x – 1.5x	1.4x
	1,077,500	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	716,684	Sales approach (8)	Market transactions	Not applicable	Not applicable
	1,236,261	Recent market information (6)	Quoted prices / discount	0% – 6%	4%
	114,135	Other	Not applicable	Not applicable	Not applicable
Real estate loan portfolios:
	864,052	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	1,652,775	Discounted cash flow (1)(7)	Discount rate	11% – 23%	15%
Other	14,887
Total Level III investments	$24,379,356

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the Company’s Level III investments as of December 31, 2013:

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
June 30, 2014
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

(3)
Earnings multiples are based on comparable public companies and transactions with comparable companies. The Company typically utilizes multiples of EBITDA; however, in certain cases the Company may use other earnings multiples believed to be most relevant to the investment. The Company typically applies the multiple to trailing twelve-months’ EBITDA. However, in certain cases other earnings measures, such as pro forma EBITDA, may be utilized if deemed to be more relevant.

(4)
A market approach using the value of underlying assets utilizes a multiple, based on comparable companies, of underlying assets or the net book value of the portfolio company. The Company typically obtains the value of underlying assets from the underlying portfolio company’s financial statements or from pricing vendors. The Company may value the underlying assets by using prices and other relevant information from market transactions involving comparable assets.

(5)
Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date. The fair value may also be based on a pending transaction expected to close after the valuation date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
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

(7)
The discounted cash flow model for certain real estate-oriented investments and certain real estate loan portfolios contains a sell-out analysis. In these cases, the discounted cash flow is based on the expected timing and prices of sales of the underlying properties. The Company’s determination of the sales prices of these properties typically includes consideration of prices and other relevant information from market transactions involving comparable properties.

(8)
The sales approach uses prices and other relevant information generated by market transactions involving comparable assets. The significant unobservable inputs used in the sales approach generally include adjustments to transactions involving comparable assets or properties, adjustments to external or internal appraised values, and the Company’s assumptions regarding market trends or other relevant factors.

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
During the six months ended June 30, 2014, the valuation technique for one Level III equity security and one Level III credit-oriented security changed from a valuation based on recent market information to a market approach based on comparable companies, because the investee underwent a restructuring and its securities are no longer traded. Additionally, the valuation technique for one Level III equity security and one Level III credit-oriented security changed from a valuation based on a discounted cash flow to a market approach based on comparable companies as a result of the evolution of the underlying investments. During the six months ended June 30, 2013, one real estate-oriented investment commenced trading on a securities exchange, causing its valuation technique to change from a market approach based on the value of underlying assets to a valuation based on recent market information, as adjusted for factors stemming from the structure of the equity interests owned by the consolidated funds.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

5. HEDGES AND OTHER DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments as part of its overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business are addressed as part of the Company’s overall risk management strategy that may include the use of derivative instruments to economically hedge or reduce these exposures. From time to time, the Company may enter into (a) foreign currency option and forward contracts to reduce earnings and cash flow volatility associated with changes in foreign currency exchange rates, and (b) interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable rate borrowings. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade credit ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
In January 2013, the Company entered into an interest-rate swap with a notional value of $175.0 million, of which $168.8 million was designated to hedge a portion of the interest-rate risk associated with its variable-rate borrowings. As of June 30, 2014, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $363.8 million. These hedges continued to be effective as of that date. As of December 31, 2013, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $378.8 million.
In August 2013, to facilitate its investment management activities, the Company entered into a two-year total return swap (“TRS”) agreement with a financial institution to meet certain investment objectives for which the primary risk exposure was credit. Pursuant to the TRS agreement, the Company had deposited $50.0 million in cash collateral with the counterparty and had the ability to access up to $200.0 million of U.S. dollar-denominated debt securities underlying the TRS.
In February 2014, the Company closed its TRS position resulting in realized gains of $7.1 million, of which $1.4 million was received in cash. In connection with the launch of a CLO, the Company purchased the underlying reference securities that were held by the counterparty at fair value totaling $312.9 million and interest receivable of $1.0 million. The Company paid $258.2 million in cash, net of the $50.0 million cash deposit and $5.7 million of realized gains due from the counterparty under the TRS agreement. The CLO was funded with net proceeds of $450.0 million in cash from the issuance of $456.0 million in senior secured notes to a third party, net of $6.0 million in debt issuance costs, and $60.2 million in contributions made by the Company. Please see note 6 for more information regarding CLO loans payable.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

The fair value of forward currency sell contracts consisted of the following:

As of June 30, 2014:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 7/8/14-4/8/15	140,955	$191,397	$193,177	$(1,780)
USD (buy GBP), expiring 7/31/14-6/30/15	77,385	77,385	74,707	2,678
Japanese Yen, expiring 7/31/14-6/30/15	7,302,300	72,279	72,206	73
Total		$341,061	$340,090	$971

As of December 31, 2013:
Euro, expiring 1/8/14-10/31/14	115,685	$153,959	$159,485	$(5,526)
USD (buy GBP), expiring 1/8/14-9/30/14	54,361	54,361	50,286	4,075
GBP, expiring 4/30/14	3,000	4,643	4,966	(323)
Japanese Yen, expiring 1/31/14-1/30/15	6,261,700	63,107	59,581	3,526
Total		$276,070	$274,318	$1,752
The fair value of the TRS contract as of December 31, 2013 is included in other assets in the condensed consolidated statements of financial condition and is shown below. There were no TRS positions outstanding as of June 30, 2014.

	As of December 31, 2013
	Notional	Fair Value
Total-return swap	$189,089	$4,515
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded on the condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Foreign Currency Forward Contracts:	2014	2013	2014	2013
General and administrative expenses (1)	$2,142	$490	$1,094	$4,849

Total-return Swap:
Investment income	$—	$—	$2,554	$—

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of both June 30, 2014 and December 31, 2013, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
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
The average notional amounts of foreign currency and total return swap contracts outstanding during the six months ended June 30, 2014 were $4.5 billion long and $300.0 million short, and $1,059.8 million long and $22.8 million short, respectively.
The impact of derivative instruments held by the consolidated funds on the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$(37,212)	$(4,095)	$55,541	$36,102
Total-return, credit-default and interest-rate swaps	44,017	(20,983)	1,556	11,767
Options and futures	(13,994)	3,865	(613)	3,493
Swaptions	—	(3,274)	—	—
Total	$(7,189)	$(24,487)	$56,484	$51,362

	Six Months Ended June 30,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$(94,188)	$(4,263)	$19,552	$183,991
Total-return, credit-default and interest-rate swaps	43,915	(13,564)	3,883	24,759
Options and futures	(20,888)	(6,192)	(5,810)	8,579
Swaptions	—	(5,312)	—	—
Total	$(71,161)	$(29,331)	$17,625	$217,329

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
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

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2014				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$3,641	$—	$3,641	$1,769	$—	$1,872
Derivative assets of consolidated funds:
Foreign currency forward contracts	13,753	—	13,753	13,095	—	658
Total-return, credit-default and interest-rate swaps	22,214	—	22,214	7,431	—	14,783
Options and futures	18,613	—	18,613	11,130	—	7,483
Swaptions	1,770	—	1,770	1,770	—	—
Subtotal	56,350	—	56,350	33,426	—	22,924
Total	$59,991	$—	$59,991	$35,195	$—	$24,796

Derivative Liabilities:
Foreign currency forward contracts	$(2,670)	$—	$(2,670)	$(2,670)	$—	$—
Interest-rate swaps	(3,648)	—	(3,648)	901	—	(4,549)
Subtotal	(6,318)	—	(6,318)	(1,769)	—	(4,549)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(96,974)	—	(96,974)	(13,508)	(4,849)	(78,617)
Total-return, credit-default and interest-rate swaps	(22,139)	—	(22,139)	(11,428)	(5,944)	(4,767)
Options and futures	(9,553)	—	(9,553)	(6,764)	(2,789)	—
Swaptions	(1,726)	—	(1,726)	(1,726)	—	—
Subtotal	(130,392)	—	(130,392)	(33,426)	(13,582)	(83,384)
Total	$(136,710)	$—	$(136,710)	$(35,195)	$(13,582)	$(87,933)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

6. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	June 30, 2014	December 31, 2013
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$—	$10,714
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, variable rate term loan issued in December 2012, payable 2.5% per quarter through September 2017, final $125,000 payment on December 21, 2017, prepaid in March 2014	—	218,750
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2019	250,000	—
Total remaining principal	$600,000	$579,464
Future scheduled principal payments of debt obligations as of June 30, 2014 were as follows:

Remainder of 2014	$—
2015	—
2016	100,000
2017	—
2018	—
Thereafter	500,000
Total	$600,000
The Company was in compliance with all financial covenants associated with its senior notes and credit facility as of June 30, 2014 and December 31, 2013.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $654.5 million and $611.1 million as of June 30, 2014 and December 31, 2013, respectively, utilizing an average borrowing rate of 2.9% and 3.2%, respectively. As of June 30, 2014, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $649.7 million, whereas a 10% decrease would increase the estimated fair value to $659.3 million.
In July 2014, the Company’s subsidiaries Oaktree Capital Management, L.P. (the “Issuer”) and Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (the “Guarantors” and together with the Issuer, the “Obligors”) entered into a note and guarantee agreement (the “Note Agreement”) with certain accredited investors (collectively, the “Investors”) pursuant to which the Issuer agreed to issue and sell to the Investors $50 million aggregate principal amount of its 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of its 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of its 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “Notes”). The Notes will be senior unsecured obligations of the Issuer, guaranteed by the Guarantors on a joint and several basis. Interest on the Notes is payable semi-annually. The funding of this transaction is expected to occur on September 3, 2014.
The Note Agreement provides for certain affirmative and negative covenants, including financial covenants relating to the Obligors’ combined leverage ratio and minimum assets under management. In addition, the Note Agreement contains customary representations and warranties of the Obligors and customary events of default, in

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

certain cases, subject to cure periods. The Issuer may prepay all, or from time to time any part of, the Notes at any time, subject to the Issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the Issuer will be required to make an offer to prepay the Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In March 2014, the Company’s subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of June 30, 2014, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial covenants.
Credit Facilities of the Consolidated Funds
Certain consolidated funds maintain revolving credit facilities to fund investments between capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds’ limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. Additionally, certain consolidated funds have issued senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company. The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value for all periods presented due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and was $2.0 billion as of June 30, 2014 using prices obtained from pricing vendors, and approximated carrying value as of December 31, 2013 due to a resulting yield that approximated the market rate. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. As of June 30, 2014, the consolidated funds were in compliance with all covenants.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit Agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	June 30, 2014	December 31, 2013
Credit facility (3)	$434,000	$434,000	$435,000	1.45%	11/14/2018	N/A	N/A
Senior variable rate notes (3)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (3)	499,119	498,916	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (3)	402,399	402,375	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	64,500	64,500	$64,500	1.65%	7/20/2023	N/A	N/A
Credit facility (3)(4)	157,000	—	$650,000	1.25%	4/11/2017	N/A	N/A
Revolving credit facility	250,000	400,000	$500,000	1.60%	6/26/2015	0.25%	N/A
Revolving credit facility	—	67,000	$150,000	1.75%	12/15/2014	0.35%	N/A
Revolving credit facility	1,600	—	$125,000	1.75%	5/20/2015	0.35%	N/A
Revolving credit facility	—	—	$55,000	2.00%	12/15/2015	0.35%	2.00%
Revolving credit facility	—	—	$40,000	1.50%	12/5/2014	0.30%	1.50%
Euro-denominated revolving credit facility	725,914	13,090	€550,000	1.65%	2/25/2016	0.25%	1.65%
Euro-denominated revolving credit facility	68,812	—	€100,000	1.95%	2/2/2016	0.40%	1.95%
Revolving credit facility	—	2,800	$10,000	2.25%	9/1/2014	0.38%	N/A
Revolving credit facility	145,000	165,000	$350,000	1.65%	3/22/2015	0.25%	N/A
Revolving credit facility	83,310	—	$150,000	1.60%	1/16/2017	0.25%	1.60%
Revolving credit facility	4,000	—	$35,000	1.50%	12/11/2015	0.20%	N/A
Revolving credit facility	61,000	—	$61,000	2.95%	3/15/2019	N/A	N/A
Revolving credit facility	65,000	—	$70,000	3.58%	6/19/2015	N/A	N/A
Credit facility (5)	205,569	—	$205,569	2.04%	Various	N/A	N/A
	$3,416,723	$2,297,181

(1)	The facilities bear interest, at the borrower’s option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of June 30, 2014 and December 31, 2013, outstanding standby letters of credit totaled $24,399 and $55,954, respectively.

(3)	The credit facility is collateralized by the portfolio investments and cash and cash-equivalents of the fund.

(4)	The LIBOR margin is 1.25% through April 11, 2015, and 2.50% thereafter.

(5)
The credit facility is collateralized by specific investments of the fund. Of the total balance outstanding, $171.0 million matures on March 11, 2015 and the remaining $34.6 million matures on February 11, 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

Collateralized Loan Obligation Loans Payable
As of June 30, 2014, the Company had consolidated four CLOs in its condensed consolidated financial statements. The table below sets forth the loans payable of the CLOs.

	As of June 30, 2014
	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)	$456,195	$460,163	2.24%	10.8
Senior secured notes (3)	52,508	52,508	2.56%	4.5
Senior secured notes (4)	461,224	453,795	2.58%	13.2
Subordinated note (5)	26,875	26,875	N/A	13.2
	$996,802	$993,341

(1)
The debt obligations of the CLOs are Level III valuations and were valued using prices obtained from pricing vendors or recent transactions. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. Financial instruments that are valued based on recent transactions are generally defined as securities purchased or sold within six months of the valuation date.  The fair value may also be based on a pending transaction expected to close after the valuation date.

(2)	The weighted average interest rate was LIBOR plus 2.01%.

(3)
The interest rate was LIBOR plus a margin determined based on a formula as defined in the respective borrowing agreements, which incorporate different borrowing values based on the characteristics of collateral investments purchased.  The weighted average unused commitment fee rate ranged from 0% to 2.0%.

(4)	The weighted average interest rate was EURIBOR plus 2.21%.

(5)
The subordinated note does not have a contractual interest rate; instead, it receives distributions from the excess cash flows generated by the CLO. The carrying value approximates fair value due to the recent issuance date.

The obligations with respect to the CLO loans payable are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of June 30, 2014, the fair value of the CLO assets was $1.4 billion and consisted of cash, corporate loans, corporate bonds and other securities. As of December 31, 2013, there were no assets or liabilities outstanding associated with the CLOs.
Future scheduled principal payments with respect to the CLO loans payable as of June 30, 2014 were as follows:

Remainder of 2014	$—
2015	—
2016	—
2017	—
2018	52,508
Thereafter	944,294
Total	$996,802

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

7. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds:

	Six Months Ended June 30,
	2014	2013
Beginning balance	$38,834,831	$39,670,831
Contributions	4,418,500	3,069,748
Distributions	(3,363,672)	(7,577,863)
Net income	2,508,145	2,826,452
Change in distributions payable	2,673	72,070
Change in accrued or deferred contributions	—	98,105
Foreign currency translation and other	(23,819)	(54,147)
Ending balance	$42,376,658	$38,105,196

8. UNITHOLDERS’ CAPITAL
The OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected as OCGH non-controlling interest in consolidated subsidiaries and is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of June 30, 2014 and December 31, 2013, respectively, OCGH units represented 109,197,407 of the total 152,677,077 Oaktree Operating Group units and 112,584,211 of the total 151,056,717 Oaktree Operating Group units. Based on total Oaktree Operating Group capital of $1,650,713 and $1,655,911 as of June 30, 2014 and December 31, 2013, respectively, the OCGH non-controlling interest was $1,180,620 and $1,234,169.

The following table sets forth a summary of the net income attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	109,221	117,977	110,887	119,295
Class A unitholders	43,480	33,020	41,600	31,611
Total weighted average units outstanding	152,701	150,997	152,487	150,906
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$91,813	$225,766	$255,371	$487,783
Net income attributable to Class A unitholders	36,550	63,187	94,232	128,756
Oaktree Operating Group net income	$128,363	$288,953	$349,603	$616,539
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$36,550	$63,187	$94,232	$128,756
Non-Operating Group expenses	(603)	(466)	(885)	(676)
Income tax expense of Intermediate Holding Companies	(4,761)	(6,144)	(10,367)	(13,937)
Net income attributable to Oaktree Capital Group, LLC	$31,186	$56,577	$82,980	$114,143

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

Set forth below are the effects of changes in the Company’s ownership interest in the Oaktree Operating Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to Oaktree Capital Group, LLC	$31,186	$56,577	$82,980	$114,143
Equity reallocation between controlling and non-controlling interests	18	77,732	49,116	76,845
Change from net income attributable to Oaktree Capital Group, LLC and transfers from (to) non-controlling interest	$31,204	$134,309	$132,096	$190,988

On March 10, 2014, the Company issued and sold 5,000,000 Class A units to the underwriter in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to the Company. The Company did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in the Company’s business from certain of the Company’s directors, employees and other investors, including certain Principals and other members of the Company’s senior management.
Please see notes 9, 10 and 11 for additional information regarding transactions that impacted unitholders’ capital.
9. EARNINGS PER UNIT
The computations of net income per Class A unit are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average units outstanding:	(in thousands, except per unit amounts)
Class A units outstanding	43,480	33,020	41,600	31,611
OCGH units exchangeable into Class A units (1)	—	—	—	—
Total weighted average units outstanding	43,480	33,020	41,600	31,611
Net income per Class A unit:
Net income	$31,186	$56,577	$82,980	$114,143
Weighted average units outstanding	43,480	33,020	41,600	31,611
Basic and diluted net income per Class A unit	$0.72	$1.71	$1.99	$3.61

(1)
Vested OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of June 30, 2014, there were 109,197,407 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 109,197,407 additional Class A units through March 1, 2024 if all such units were exchanged. For all periods presented, OCGH units have been excluded from the calculation of diluted earnings per unit because the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interest in the Oaktree Operating Group and could have an anti-dilutive effect on earnings per unit to the extent that tax-related or other expenses were incurred by the Company as a result of the exchange.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

10. EQUITY-BASED COMPENSATION
During the six months ended June 30, 2014, the Company granted 1,690,418 restricted OCGH units and 7,164 Class A units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.1 years. The grant date fair value of all OCGH units awarded in 2014 was determined by applying a 25% discount to the Class A unit trading price on the New York Stock Exchange and the calculation of compensation expense assumed a forfeiture rate, based on expected employee turnover, of up to 1.5% annually.
As of June 30, 2014, the Company expected to recognize compensation expense on its unvested equity-based awards of $152.6 million over a weighted average recognition period of 5.0 years.
A summary of the status of the Company’s unvested equity-based awards as of June 30, 2014 and a summary of changes for the six months then ended are presented below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	16,582	$45.34	4,465,722	$30.30
Granted	7,164	58.88	1,690,418	44.16
Vested	(4,412)	45.16	(1,015,741)	24.35
Forfeited	—	—	(31,661)	35.41
Balance, June 30, 2014	19,334	$50.40	5,108,738	$36.04
As of June 30, 2014, unvested units were expected to vest as follows:

	Number of Units	Weighted Average Remaining Service Term (Years)
Class A units	19,334	3.3
OCGH units	5,108,738	5.0
11. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders.  The Company’s effective tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income tax and the three other subsidiaries that are not; consequently, the effective tax rate is subject to significant variation from period to period. The Company’s effective tax rate used for interim periods is based on the estimated full-year income tax rate.
U.S. and non-U.S. taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company believes that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $9 million to $11 million of previously accrued Operating Group income taxes during the four quarters ending June 30, 2015. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s financial position or results of operations; however, there can be no assurances as to the ultimate outcomes.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
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
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2014.
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
On June 8, 2011, Kaplan Industry, Inc. v. Oaktree Capital Management, L.P. was filed in the U.S. District Court for the Southern District of Florida. In Kaplan, the plaintiff alleged that Oaktree Capital Management, L.P. tortiously interfered with a business relationship and engaged in a civil conspiracy through the actions of Gulmar Offshore Middle East, LLC (“Gulmar”), a business acquired by subsidiaries of OCM European Principal Opportunities Fund II, L.P. (“EPOF II”). Oaktree Capital Management, L.P. serves as investment manager to EPOF II. The complaint alleged that Gulmar breached a consortium agreement between Gulmar and Kaplan Industry, Inc. relating to the consortium’s performance of services to Petróleos de Venezuela, S.A., the state-owned oil producer of Venezuela. The plaintiff alleged that Oaktree was responsible for those breaches by Gulmar. The complaint sought damages in excess of $800 million. The substance of the claim related almost exclusively to actions by Gulmar prior to EPOF II’s acquisition and the basis of the claim was subject to an ongoing arbitration in the United Kingdom between Kaplan and Gulmar. On August 18, 2011, the court granted Oaktree Capital Management, L.P.’s motion to stay pending the completion of a related arbitration proceeding in London. On July 2, 2014, the court issued an order dismissing this matter with prejudice after the plaintiff filed a notice of voluntary dismissal.
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of June 30, 2014 and December 31, 2013, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,474,913 and $2,211,979, respectively, for which related direct incentive income compensation expense was estimated to be $1,185,883 and $994,879, respectively.
Commitments to Funds
As of June 30, 2014 and December 31, 2013, the Company, generally in the capacity as general partner, had undrawn capital commitments of $273.5 million and $327.3 million, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements, providing for the issuance of letters of credit and revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of June 30, 2014 and December 31, 2013, the consolidated funds had aggregate potential credit and investment commitments of $880.8 million and $1.3 billion, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
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
The aggregate amounts guaranteed in addition to those described for the RCF were not material to the condensed consolidated financial statements as of June 30, 2014 and December 31, 2013.
The majority of the Company’s consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. Certain consolidated funds within the Distressed Debt, Control Investing and Real Estate strategies provide financial support to portfolio companies in accordance with the investment objectives of the consolidated funds. Distressed Debt funds invest primarily in the securities of entities that are undergoing, are considered likely to undergo, or have undergone reorganizations under applicable bankruptcy law, or other extraordinary transactions such as debt restructurings, reorganizations and liquidations outside of bankruptcy. Control Investing funds seek to obtain control or significant influence primarily in middle-market companies through the purchase of debt at a discount (also known as “distress-for-control”), structured or hybrid investments (such as convertible debt or debt with warrants), or direct equity investments that typically involve situations with an element of distress or dislocation. Real Estate funds generally focus on distressed or similar opportunities primarily in real estate, real estate debt and restructurings, which typically involve value investments, rescue capital and distress-for-control investments. This financial support may be provided pursuant to contractual agreements, typically in the form of follow-on investments, guarantees or financing commitments. Most of the financial support is provided as an inherent part of the ongoing investment operations of the consolidated funds within these strategies and is considered to be provided at the discretion of the Company in its capacity as general partner and investment manager. For the six months ended June 30, 2014, the consolidated funds provided financial support to portfolio companies totaling $583.5 million and $5.3 billion with respect to support pursuant to contractual agreements and at the discretion of the consolidated funds, respectively. The majority of this financial support consisted of the funds’ ongoing purchases of investment securities and companies.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

13. RELATED-PARTY TRANSACTIONS
The Company considers its Principals, employees and non-consolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $165,919 and $123,497 as of June 30, 2014 and December 31, 2013, respectively, based on a discount rate of 10.0%.

	As of
	June 30, 2014	December 31, 2013
Due from affiliates:
Loans	$33,642	$41,095
Amounts due from non-consolidated funds	1,162	1,220
Payments made on behalf of non-consolidated entities	4,636	3,272
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,795	2,187
Total due from affiliates	$41,235	$47,774
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 11)	$320,940	$240,911
Amounts due to Principals, certain non-controlling interest holders and employees	2,009	2,075
Total due to affiliates	$322,949	$242,986
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $783 and $891 for the six months ended June 30, 2014 and 2013, respectively.
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
Other Investment Transactions
The Company’s Principals, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees’ behalf. These advances are generally reimbursed toward the end of the calendar quarter in which the capital calls occurred. Amounts temporarily advanced by the Company are included in non-interest bearing advances made to certain non-controlling interest holders and employees.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
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
Transactions with Meyer Memorial Trust
One of the Company’s directors, Mr. Pierson, was the Chief Financial and Investment Officer of Meyer Memorial Trust. Meyer Memorial Trust invests in certain Oaktree funds on the same terms as the other investors in those funds. Mr. Pierson retired as the Chief Financial and Investment Officer of Meyer Memorial Trust effective June 30, 2014.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

ANI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Management fees	$189,119	$182,487	$377,519	$366,701
Incentive income	59,198	338,057	352,074	665,241
Investment income	54,199	34,576	100,679	116,626
Total revenues	302,516	555,120	830,272	1,148,568
Expenses:
Compensation and benefits	(92,638)	(90,166)	(190,832)	(183,783)
Equity-based compensation	(5,111)	(924)	(9,094)	(1,576)
Incentive income compensation	(30,147)	(128,953)	(167,975)	(259,224)
General and administrative	(31,131)	(29,512)	(61,693)	(53,500)
Depreciation and amortization	(1,815)	(1,732)	(3,736)	(3,475)
Total expenses	(160,842)	(251,287)	(433,330)	(501,558)
Adjusted net income before interest and other income (expense)	141,674	303,833	396,942	647,010
Interest expense, net of interest income (1)	(6,934)	(7,136)	(13,559)	(14,543)
Other income (expense), net	9	284	(1,689)	264
Adjusted net income	$134,749	$296,981	$381,694	$632,731

(1)
Interest income was $0.7 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Oaktree Capital Group, LLC	$31,186	$56,577	$82,980	$114,143
Incentive income (1)	(6,102)	—	58,358	—
Incentive income compensation (1)	6,112	—	(40,222)	—
Equity-based compensation (2)	5,376	6,181	10,575	11,981
Income taxes (3)	5,761	7,991	13,747	18,148
Non-Operating Group expenses (4)	603	466	885	676
OCGH non-controlling interest (4)	91,813	225,766	255,371	487,783
Adjusted net income	$134,749	$296,981	$381,694	$632,731

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and six months ended June 30, 2013.

(2)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before the Company’s initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect the Company’s financial position.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

(3)	Because adjusted net income is a pre-tax measure, this adjustment eliminates the effect of income tax expense from adjusted net income.

(4)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended June 30, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$189,119	$(137,559)	$51,560
Incentive income (1)	59,198	(59,198)	—
Investment income (1)	54,199	(49,809)	4,390
Total expenses (2)	(160,842)	(54,543)	(215,385)
Interest expense, net (3)	(6,934)	(18,765)	(25,699)
Other income, net	9	—	9
Other income of consolidated funds (4)	—	1,498,129	1,498,129
Income taxes	—	(5,761)	(5,761)
Net income attributable to non-controlling interests in consolidated funds	—	(1,184,244)	(1,184,244)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(91,813)	(91,813)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$134,749	$(103,563)	$31,186
Corporate investments (5)	$1,468,517	$(1,300,354)	$168,163
Total assets(6)	$2,909,825	$48,340,012	$51,249,837

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $5,376 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $42,452, (c) expenses incurred by the Intermediate Holding Companies of $603 and (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $6,112.

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

(5)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting purposes. Of the $1.5 billion, equity-method investments accounted for $1.3 billion.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

	As of or for the Three Months Ended June 30, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$182,487	$(132,390)	$50,097
Incentive income (1)	338,057	(335,740)	2,317
Investment income (1)	34,576	(35,687)	(1,111)
Total expenses (2)	(251,287)	(34,253)	(285,540)
Interest expense, net (3)	(7,136)	(6,877)	(14,013)
Other income, net	284	—	284
Other income of consolidated funds (4)	—	1,300,787	1,300,787
Income taxes	—	(7,991)	(7,991)
Net income attributable to non-controlling interests in consolidated funds	—	(762,487)	(762,487)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(225,766)	(225,766)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$296,981	$(240,404)	$56,577
Corporate investments (5)	$1,061,793	$(977,461)	$84,332
Total assets (6)	$2,678,187	$41,217,230	$43,895,417

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

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

(5)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds that are treated as equity-method investments for segment reporting purposes.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$377,519	$(285,528)	$91,991
Incentive income (1)	352,074	(352,074)	—
Investment income (1)	100,679	(91,298)	9,381
Total expenses (2)	(433,330)	(40,374)	(473,704)
Interest expense, net (3)	(13,559)	(36,140)	(49,699)
Other income, net	(1,689)	—	(1,689)
Other income of consolidated funds (4)	—	3,284,894	3,284,894
Income taxes	—	(13,747)	(13,747)
Net income attributable to non-controlling interests in consolidated funds	—	(2,509,076)	(2,509,076)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(255,371)	(255,371)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$381,694	$(298,714)	$82,980
Corporate investments (5)	$1,468,517	$(1,300,354)	$168,163
Total assets(6)	$2,909,825	$48,340,012	$51,249,837

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $10,575 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $69,136, (c) expenses incurred by the Intermediate Holding Companies of $885 and (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $40,222.

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

(5)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting purposes. Of the $1.5 billion, equity-method investments accounted for $1.3 billion.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$366,701	$(274,065)	$92,636
Incentive income (1)	665,241	(662,924)	2,317
Investment income (1)	116,626	(105,494)	11,132
Total expenses (2)	(501,558)	(59,487)	(561,045)
Interest expense, net (3)	(14,543)	(11,051)	(25,594)
Other income, net	264	—	264
Other income of consolidated funds (4)	—	3,926,816	3,926,816
Income taxes	—	(18,148)	(18,148)
Net income attributable to non-controlling interests in consolidated funds	—	(2,826,452)	(2,826,452)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	—	(487,783)	(487,783)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$632,731	$(518,588)	$114,143
Corporate investments (5)	$1,061,793	$(977,461)	$84,332
Total assets (6)	$2,678,187	$41,217,230	$43,895,417

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

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

(5)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds that are treated as equity-method investments for segment reporting purposes.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2014
($ in thousands, except where noted)

15. SUBSEQUENT EVENTS
On July 31, 2014, the Company declared a distribution of $0.55 per Class A unit. This distribution, which is related to the second quarter of 2014, will be paid on August 14, 2014 to Class A unitholders of record as of the close of business on August 11, 2014.
On June 9, 2014, the Company announced an agreement to acquire the Highstar Capital (“Highstar”) team, specialists in U.S. energy infrastructure, waste management and transportation. Highstar’s infrastructure investment strategy is complementary to Oaktree’s Power Opportunities strategy. The transaction, which is not considered material to Oaktree, closed on August 1, 2014.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $91.1 billion in AUM as of June 30, 2014. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than a quarter-century we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has more than doubled over the past decade, to approximately 2,000, including 74 of the 100 largest U.S. pension plans, 38 states in the United States, over 400 corporations, nearly 350 university, charitable and other endowments and foundations, 12 sovereign wealth funds and approximately 300 other non-U.S. institutional investors. As measured by AUM, 40% of our clients are invested in two or three different investment strategies, and 38% are invested in four or more. We serve these clients with over 850 employees, including over 220 employee-owners, with offices in 16 cities across 12 countries, of which the largest offices are in Los Angeles (headquarters), London, New York and Hong Kong.
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income from the funds we manage and other funds and companies in which we invest. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and evergreen funds. Investment income refers to the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in other companies.
Business Environment and Developments
As a global investment manager, we are affected by myriad factors, including the condition of the economy and financial markets; the relative attractiveness of our investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and our revenue mix historically has allowed us to benefit from both strong and weak environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially Distressed Debt. Additionally, during weak financial markets there often is expanded availability of bargain investments for purchase. Conversely, the strong phase of the economic cycle generally increases the value of our investments and therefore the fees that are based on asset value, and creates favorable exit opportunities (and often incentive income and higher investment income proceeds).
In the second quarter, most major equity markets made further gains, as the post-global financial crisis economic recovery reached its fifth anniversary. The S&P 500 Index had a total return of 5.2% for the quarter, pushing the Index to a record-high level and its year-to-date and trailing twelve-month returns to 7.1% and 24.6%, respectively. Credit markets also performed well, benefiting from continuing accommodative monetary policies by the U.S. and other central banks, investors’ hunt for yield and historically low corporate default rates. The yield on the 10-year U.S. Treasury note declined 20 basis points, to close the quarter at 2.53%. High yield bonds returned 2.3% (as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index), as higher average bond prices drove yields down to record lows. European equities mostly performed well, with the MSCI Europe Index advancing 3.7%, as the European Central Bank took additional policy actions to stimulate its economy. Emerging markets stocks outpaced developed markets on signs of an improving global economy, further stimulus in Europe and easing political uncertainty.
The strength in financial markets contributed to price gains among our fund holdings, benefiting our investment income, incentives created and AUM metrics. Coupled with net capital inflows, the rising market values boosted our AUM and management fee-generating AUM to all-time highs. In the second quarter of 2014, 25 different funds across 10 different investment strategies created incentives, resulting in accrued incentives (fund level), net of associated incentive income compensation expense (“net accrued incentives (fund level)”), of $1.3 billion as of June 30, 2014. As of that date, our closed-end funds had produced an aggregate gross IRR of 19.9% on approximately $65 billion of drawn capital. The elevated asset prices resulted in relatively scarce bargain-priced buying opportunities, particularly for our distress-oriented funds. However, we are finding attractive risk-adjusted investment opportunities in pockets of dislocation where a pullback of traditional lenders as well as a more restrictive financial regulatory environment have created a void of capital in certain markets.
These opportunities include a broad array of assets in Europe, commercial bank loan portfolios, shipping, infrastructure and energy. We continue to capitalize on these and other opportunities through our existing funds and strategies, as well as our newer product offerings, including Strategic Credit, Real Estate Debt, Emerging Markets Opportunities, Emerging Markets Equities, European Private Debt and levered senior loan vehicles such as our Enhanced Income strategy and CLOs. New clients and new products were key elements of our asset growth, as approximately 53% of the $16.1 billion of gross capital raised over the last twelve months was for strategies and investment products that did not exist three years ago.
The continued accommodative financial and capital markets allowed us to build on recent harvesting of profitable investments in our liquidating closed-end funds. Realizations and ongoing interest and dividend income fueled $1.2 billion in distributions by our Distressed Debt and other closed-end funds in the quarter, bringing their aggregate distributions for the trailing twelve months to $7.3 billion. OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”) is far along in its liquidation period, which, coupled with the fact that most of the other accrued incentives (fund level) are from funds that are not yet at the stage of their distribution waterfall where Oaktree is entitled to an incentive distribution, means that the prospect of near-term realizations from the June 30, 2014 net accrued incentives (fund level) balance is lower than was the case from the year-ago balance as of June 30, 2013. Specifically, of the $1.3 billion in net accrued incentives (fund level) as of June 30, 2014, $475.3 million represented Opps VIIb or other funds that as of that date were currently paying incentives, with the remainder arising from funds that, as of June 30, 2014, had not yet reached the stage of their cash distribution waterfall where we are entitled to receive incentive income, other than tax-related incentive distributions (which are not currently expected for the second half of 2014).  In contrast, as of June 30, 2013, the equivalent portion of the total $1.2 billion of net accrued incentives (fund level) that was paying incentives was $590.2 million.
As of June 30, 2014, Opps VIIb represented approximately three-fourths of the $475.3 million in net accrued incentives (fund level) attributable to funds currently paying incentives.  Historically, a closed-end fund’s incentive distributions tend to become more sporadic, lumpier and/or smaller in size, and its holdings tend to become more concentrated and less liquid, as it progresses through its liquidation phase, such as is now the case for Opps VIIb, which had an NAV of $3.2 billion as of June 30, 2014, down from $4.0 billion as of June 30, 2013.  As a result, due to the $114.9 million decline in net accrued incentives (fund level) attributable to funds currently paying incentives over the last twelve months and the fact that approximately three-fourths of that smaller balance was represented by a fund whose incentive distributions are expected to decline in frequency and/or size as compared to the past, for the second half of 2014 we would expect significantly less net incentive income, and thus lower adjusted net income and distributable earnings, to arise from the net accrued incentives (fund level) balance as of June 30, 2014 than was the case for the second half of 2013 from the June 30, 2013 net accrued incentives (fund level) balance.
Understanding Our Results—Consolidation of Oaktree Funds
GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests. Consolidated funds refer to those funds and CLOs in which we hold a general partner interest or otherwise that give us substantive control rights over such funds. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separately managed accounts, represented 37% of our AUM as of June 30, 2014, and 27% and 24% of our segment management fees and 17% and 12% of our segment revenues for the three and six months ended June 30, 2014, respectively.
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
When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling redeemable interests in consolidated funds in the condensed consolidated financial statements. All of the revenues earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination of those amounts in consolidation has no effect on net income or loss attributable to us.
The elimination of the consolidated funds from our consolidated revenues causes our consolidated revenues to be significantly impacted by fund flows and fluctuations in the market value of our separately managed accounts because they are not consolidated. Note 14 to our condensed consolidated financial statements included elsewhere in this quarterly report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also include performance-based fees earned from certain open-end and evergreen fund accounts and CLOs. We also have the opportunity to earn incentive income from most of our closed-end funds and certain evergreen funds. Our closed-end funds generally provide that we receive incentive income only after our investors receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, provided the preferred return continues to be met, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third segment revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in third-party managed funds and companies. Our consolidated revenues exclude investment income, which is presented within the other income (loss) section of our consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of our funds.
Expenses
Compensation and Benefits
Compensation and benefits reflects all compensation-related items not directly related to incentive income, investment income or the vesting of OCGH and Class A units, including salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, and liability-based awards subject to vesting and remeasurement at the end of each reporting period (“phantom equity plan expense”). Phantom equity plan expense reflects the vesting of those liability-based awards, the equity distribution declared in the period, and changes in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation reflects the non-cash charge associated with grants of Class A and OCGH units. While our condensed consolidated financial statements include non-cash compensation expense for units granted both before and after our initial public offering, adjusted net income excludes non-cash equity-based compensation expense for units granted before our initial public offering (please see “—Segment and Operating Metrics—Adjusted Net Income” below).  As of June 30, 2014, there was $64.4 million of unrecognized compensation expense related to unit grants made before our initial public offering that we expect to recognize in our condensed consolidated financial statements over their weighted average remaining vesting period of 4.9 years. As of June 30, 2014, there was an additional $88.2 million of unrecognized compensation expense related to unit grants made after our initial public offering that we expect to recognize in both our condensed consolidated financial statements and adjusted net income over these units’ weighted average vesting period of approximately 5.1 years, as shown below. These amounts are subject to increase as a result of future unit grants, and subject to change as a result of possible modifications to award terms or changes in estimated forfeiture rates.

Non-cash Charge to ANI from Equity-based Compensation	Last Six Months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Estimated charge from grants awarded through June 2014	$10.5	$21.4	$21.5	$17.5	$5.8	$11.5	$88.2
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

Other Income (Expense), Net
Other income (expense), net typically reflects the settlement of an arbitration award we received relating to a former Principal and portfolio manager of our real estate group who left us in 2005. Additionally, the six months ended June 30, 2014 included the write-off of $3.0 million in unamortized debt issuance costs stemming from the refinancing of our corporate credit facility.
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
Oaktree’s effective tax rate is directly impacted by the proportion of Oaktree’s income subject to tax compared to income not subject to tax. Oaktree’s non-U.S. income or loss before taxes is generally not significant in relation to total pre-tax income or loss and is generally more predictable because, unlike U.S. pre-tax income, it is not significantly impacted by unrealized gains or losses. Non-U.S. tax expense typically represents a disproportionately large percentage of total income tax expense because nearly all of our non-U.S. income or loss is subject to corporate-level income tax, whereas a substantial portion of our U.S. income or loss is not subject to corporate-level taxes. In addition, changes in the proportion of non-U.S. pre-tax income to total pre-tax income impact Oaktree’s effective tax rate to the extent non-U.S. rates differ from the combined U.S. federal and state tax rate.
Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets would be reduced by a valuation allowance if it becomes more likely than not that some portion or all of the deferred tax assets will not be realized.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests represents the ownership interests that third parties hold in entities that are consolidated in our financial statements. These interests fall into two categories:

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds, including CLOs. In comparison to net income, this measure excludes segment results, income taxes, expenses that

OCG or its Intermediate Holding Companies bear directly and the impact of equity-based compensation expense; and

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
Among other factors, our accounting policy for recognizing incentive income and inclusion of non-cash equity-based compensation charges related to unit grants made after our initial public offering will likely make our calculation of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures of certain other asset managers.
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

•
Incentive-creating Assets Under Management. Incentive-creating AUM refers to the AUM that may eventually produce incentive income. It represents the NAV of our funds for which we are entitled to receive an incentive allocation, excluding CLOs and investments made by us and our employees and directors (which are not subject to an incentive allocation). All funds for which we are entitled to receive an incentive allocation are included in incentive-creating AUM, regardless of whether or not they are currently generating incentives. Incentive-creating AUM does not include undrawn capital commitments.

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

Condensed Consolidated Statements of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Management fees	$51,560	$50,097	$91,991	$92,636
Incentive income	—	2,317	—	2,317
Total revenues	51,560	52,414	91,991	94,953
Expenses:
Compensation and benefits	(92,735)	(90,263)	(191,027)	(183,978)
Equity-based compensation	(10,487)	(7,105)	(19,669)	(13,557)
Incentive income compensation	(36,259)	(128,953)	(127,753)	(259,224)
Total compensation and benefits expense	(139,481)	(226,321)	(338,449)	(456,759)
General and administrative	(31,665)	(29,392)	(63,903)	(49,133)
Depreciation and amortization	(1,815)	(1,732)	(3,736)	(3,475)
Consolidated fund expenses	(42,424)	(28,095)	(67,616)	(51,678)
Total expenses	(215,385)	(285,540)	(473,704)	(561,045)
Other income (loss):
Interest expense	(25,699)	(14,013)	(49,699)	(25,594)
Interest and dividend income	284,061	580,593	646,197	986,845
Net realized gain on consolidated funds’ investments	514,178	831,989	1,168,329	2,030,249
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	699,890	(111,795)	1,470,368	909,722
Investment income (loss)	4,390	(1,111)	9,381	11,132
Other income (expense), net	9	284	(1,689)	264
Total other income	1,476,829	1,285,947	3,242,887	3,912,618
Income before income taxes	1,313,004	1,052,821	2,861,174	3,446,526
Income taxes	(5,761)	(7,991)	(13,747)	(18,148)
Net income	1,307,243	1,044,830	2,847,427	3,428,378
Less:
Net income attributable to non-controlling interests in consolidated funds	(1,184,244)	(762,487)	(2,509,076)	(2,826,452)
Net income attributable to OCGH non-controlling interest in consolidated subsidiaries	(91,813)	(225,766)	(255,371)	(487,783)
Net income attributable to Oaktree Capital Group, LLC	$31,186	$56,577	$82,980	$114,143
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenues
Management Fees
Management fees increased $1.5 million, or 3.0%, to $51.6 million for the three months ended June 30, 2014, from $50.1 million for the three months ended June 30, 2013. The increase reflected $8.4 million in higher fees earned across our High Yield Bond, Senior Loan, Emerging Markets Equity and Strategic Credit strategies, partially offset by $7.0 million in lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.

Incentive Income
Incentive income was zero for the three months ended June 30, 2014, as compared to the $2.3 million for the three months ended June 30, 2013 that was attributable to the unconsolidated Power Fund II and a separately managed account.
Expenses
Compensation and Benefits
Compensation and benefits increased $2.4 million, or 2.7%, to $92.7 million for the three months ended June 30, 2014, from $90.3 million for the three months ended June 30, 2013, primarily reflecting growth in headcount. The current and prior-year periods included a $2.0 million benefit and a $1.3 million expense, respectively, associated with our phantom equity plan, stemming from each period’s equity distribution and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $3.4 million, or 47.9%, to $10.5 million for the three months ended June 30, 2014, from $7.1 million for the three months ended June 30, 2013. The increase reflected non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $92.7 million, or 71.9%, to $36.3 million for the three months ended June 30, 2014, from $129.0 million for the three months ended June 30, 2013. The percentage decrease was smaller than the corresponding decline of 82.5% in segment incentive income, primarily because the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb caused incentive income compensation expense in the prior-year period to be $21.2 million lower than it otherwise would have been, whereas there was no such benefit in the current-year period.
General and Administrative
General and administrative expense increased $2.3 million, or 7.8%, to $31.7 million for the three months ended June 30, 2014, from $29.4 million for the three months ended June 30, 2013. Excluding the impact of foreign currency-related items, general and administrative expenses increased $4.4 million, or 15.3%, to $33.2 million from $28.8 million. The increase primarily reflected costs associated with the Highstar acquisition that closed on August 1, 2014 and corporate growth. Please see note 15 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information regarding Highstar.
Consolidated Fund Expenses
Consolidated fund expenses increased $14.3 million, or 50.9%, to $42.4 million for the three months ended June 30, 2014, from $28.1 million for the three months ended June 30, 2013. The increase reflected higher professional fees and other costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense increased $11.7 million, or 83.6%, to $25.7 million for the three months ended June 30, 2014, from $14.0 million for the three months ended June 30, 2013, entirely due to our consolidated funds.
Interest and Dividend Income
Interest and dividend income decreased $296.5 million, or 51.1%, to $284.1 million for the three months ended June 30, 2014, from $580.6 million for the three months ended June 30, 2013, reflecting lower interest income earned by Distressed Debt funds in their liquidation periods, as well as certain special dividends earned in the prior-year period by Control Investing funds.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $317.8 million, or 38.2%, to $514.2 million for the three months ended June 30, 2014, from $832.0 million for the three months ended June 30, 2013. Of the $514.2 million net realized gain in the current-year period, $376.0 million was attributable to Control Investing funds, $64.5 million was attributable to Distressed Debt funds, including $43.8 million from Opps VIIb, and $30.8 million to

Real Estate funds. Of the $832.0 million net realized gain in the prior-year period, $486.1 million was attributable to Distressed Debt funds, including $128.9 million from Opps VIIb, $135.2 million to Control Investing funds and $131.5 million to Real Estate funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $811.7 million, to a gain of $699.9 million for the three months ended June 30, 2014, from a loss of $111.8 million for the three months ended June 30, 2013. Excluding the $317.8 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments increased $493.9 million, to $1,214.1 million for the three months ended June 30, 2014, from $720.2 million for the three months ended June 30, 2013. Of the $1,214.1 million net gain in the current-year period, $678.0 million was attributable to Distressed Debt funds, $250.7 million to Control Investing funds and $196.4 million to Real Estate funds. Of the $720.2 million net gain in the prior-year period, $422.6 million was attributable to Distressed Debt funds, $314.3 million to Control Investing funds and $119.8 million to Real Estate funds, partially offset by a loss of $119.1 million from our High Yield Bond strategies.
Investment Income (Loss)
Investment income (loss) increased $5.5 million, to income of $4.4 million for the three months ended June 30, 2014, from a loss of $1.1 million for the three months ended June 30, 2013. The increase was primarily attributable to $4.1 million in higher income from our investments in companies, reflecting $11.6 million of higher income from our one-fifth ownership stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), partially offset by a $7.6 million market-value decline on our minority equity investment in China Cinda Asset Management Co., Ltd. (“Cinda”). DoubleLine accounted for investment income of $10.6 million in the current-year period and a loss of $1.0 million in the prior-year period. The $1.0 million loss in the prior-year period reflected a placement fee associated with the launch by DoubleLine of a closed-end fund and a non-cash charge related to the firm’s employee ownership interests; excluding the effect of those two expenses, the $1.0 million loss in the prior-year period would have been income for us of $10.0 million. The income of $10.6 million and loss of $1.0 million attributable to DoubleLine for the current and prior-year periods, respectively, included performance fees of $2.6 million and $1.0 million.
Other Income (Expense), Net
Other income (expense), net decreased to income of $9 thousand for the three months ended June 30, 2014, from income of $0.3 million for the three months ended June 30, 2013. Both periods reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former Principal and portfolio manager of our real estate group who left us in 2005.
Income Taxes
Income taxes decreased $2.2 million, or 27.5%, to $5.8 million for the three months ended June 30, 2014, from $8.0 million for the three months ended June 30, 2013.  The decrease was attributable to lower income before income taxes related to Class A unitholders. The effective tax rate related to Class A unitholders for the three months ended June 30, 2014 was 14%, based on an estimated annual rate of 12%. The effective tax rate related to Class A unitholders for the three months ended June 30, 2013 was 11%, based on an estimated annual rate of 12%. The effective tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $25.4 million, or 44.9%, to $31.2 million for the three months ended June 30, 2014, from $56.6 million for the three months ended June 30, 2013. The decrease reflected lower segment revenues, partially offset by lower segment expenses and a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $421.7 million, or 55.3%, to $1,184.2 million for the three months ended June 30, 2014, from $762.5 million for the three months ended June 30, 2013, reflecting higher net gains on investments, partially offset by lower interest and dividend income. These effects are described in more detail under “—Other Income (Loss)” above.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenues
Management Fees
Management fees decreased $0.6 million, or 0.6%, to $92.0 million for the six months ended June 30, 2014, from $92.6 million for the six months ended June 30, 2013. The decrease reflected $14.0 million in lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds, partially offset by $13.9 million in higher fees earned across our High Yield Bond, Senior Loan, Emerging Markets Equity and Strategic Credit strategies. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income was zero for the six months ended June 30, 2014, as compared to $2.3 million for the six months ended June 30, 2013 that was attributable to the unconsolidated Power Fund II and a separately managed account.
Expenses
Compensation and Benefits
Compensation and benefits increased $7.0 million, or 3.8%, to $191.0 million for the six months ended June 30, 2014, from $184.0 million for the six months ended June 30, 2013, primarily reflecting growth in headcount. The current and prior-year periods included a $1.7 million benefit and a $3.8 million expense, respectively, associated with our phantom equity plan, stemming from each period’s equity distribution and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $6.1 million, or 44.9%, to $19.7 million for the six months ended June 30, 2014, from $13.6 million for the six months ended June 30, 2013. The increase reflected non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $131.4 million, or 50.7%, to $127.8 million for the six months ended June 30, 2014, from $259.2 million for the six months ended June 30, 2013. The percentage decrease was smaller than the corresponding decline of 47.1% in segment incentive income, primarily because the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb caused incentive income compensation expense in the prior-year period to be $36.4 million lower than it otherwise would have been, whereas there was no such benefit in the current-year period.
General and Administrative
General and administrative expense increased $14.8 million, or 30.1%, to $63.9 million for the six months ended June 30, 2014, from $49.1 million for the six months ended June 30, 2013. Excluding the impact of foreign currency-related items, general and administrative expenses increased $11.3 million, or 21.0%, to $65.1 million from $53.8 million. The increase primarily reflected costs associated with the Highstar acquisition, our 2014 bi-annual client conferences and corporate growth.
Consolidated Fund Expenses
Consolidated fund expenses increased $15.9 million, or 30.8%, to $67.6 million for the six months ended June 30, 2014, from $51.7 million for the six months ended June 30, 2013. The increase reflected higher professional fees and other costs related to managing the funds.

Other Income (Loss)
Interest Expense
Interest expense increased $24.1 million, or 94.1%, to $49.7 million for the six months ended June 30, 2014, from $25.6 million for the six months ended June 30, 2013, entirely due to our consolidated funds.
Interest and Dividend Income
Interest and dividend income decreased $340.6 million, or 34.5%, to $646.2 million for the six months ended June 30, 2014, from $986.8 million for the six months ended June 30, 2013, reflecting lower interest income earned by Distressed Debt funds in their liquidation periods, as well as certain special dividends earned in the prior-year period by Control Investing funds.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $861.9 million, or 42.5%, to $1,168.3 million for the six months ended June 30, 2014, from $2,030.2 million for the six months ended June 30, 2013. Of the $1,168.3 million net realized gain in the current-year period, $452.8 million was attributable to Distressed Debt funds, including $111.3 million from Opps VIIb, $551.1 million to Control Investing funds, and $58.1 million to Real Estate funds. Of the $2,030.2 million net realized gain in the prior-year period, $1,249.2 million was attributable to Distressed Debt funds, including $520.8 million from Opps VIIb, $456.1 million to Control Investing funds and $160.4 million to Real Estate funds.
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
The net change in unrealized appreciation on consolidated funds’ investments increased $560.7 million, or 61.6%, to $1,470.4 million for the six months ended June 30, 2014, from $909.7 million for the six months ended June 30, 2013. Excluding the $861.9 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments decreased $301.2 million, to $2,638.7 million for the six months ended June 30, 2014, from $2,939.9 million for the six months ended June 30, 2013. Of the $2,638.7 million net gain in the current-year period, $1,379.6 million was attributable to Distressed Debt funds, $686.0 million to Control Investing funds and $373.1 million to Real Estate funds. Of the $2,939.9 million net gain in the prior-year period, $1,950.9 million was attributable to Distressed Debt funds, including $493.2 million from Opps VIIb, $709.8 million to Control Investing funds, and $293.0 million to Real Estate funds.
Investment Income
Investment income decreased $1.7 million, or 15.3%, to $9.4 million for the six months ended June 30, 2014, from $11.1 million for the six months ended June 30, 2013. The decrease was primarily attributable to $3.1 million in lower income from our investments in companies, partially offset by $1.4 million in higher income from fund investments. The $3.1 million decline attributable to investments in companies reflected a $13.8 million market-value decline on our minority equity investment in Cinda, partially offset by a $10.2 million increase in income from our one-fifth ownership stake in DoubleLine. DoubleLine accounted for investment income of $20.2 million and $10.0 million in the current and prior-year periods, respectively. The income of $10.0 million in the prior-year period reflected a placement fee associated with the launch by DoubleLine of a closed-end fund and a non-cash charge related to the firm’s employee ownership interests; excluding the effect of those two expenses, the income of $10.0 million in the prior-year period would have been income for us of $21.0 million. The income of $20.2 million and $10.0 million attributable to DoubleLine for the current and prior-year periods, respectively, included performance fees of $4.0 million and $3.0 million.
Other Income (Expense), Net
Other income (expense), net decreased to an expense of $1.7 million for the six months ended June 30, 2014, from income of $0.3 million for the six months ended June 30, 2013. The expense of $1.7 million in the current-year period reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by $1.5 million of income attributable to proceeds received as part of an arbitration award in 2010 related to a former Principal and portfolio manager of our real estate group who left us in 2005. The expense of $0.3 million in the prior-year period reflected the net results of operating the portfolio of properties received as part of the 2010 arbitration award.
Income Taxes
Income taxes decreased $4.4 million, or 24.3%, to $13.7 million for the six months ended June 30, 2014, from $18.1 million for the six months ended June 30, 2013.  The decrease was attributable to lower income before income taxes related to Class A unitholders. The effective tax rate related to Class A unitholders for the six months ended June 30, 2014 was 12%, based on an estimated annual rate of 12%, the same rates as were applicable to the corresponding prior-year periods. The effective tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $31.1 million, or 27.3%, to $83.0 million for the six months ended June 30, 2014, from $114.1 million for the six months ended June 30, 2013. The decrease reflected lower segment revenues, partially offset by higher segment expenses and a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $317.4 million, or 11.2%, to $2,509.1 million for the six months ended June 30, 2014, from $2,826.5 million for the six months ended June 30, 2013, reflecting lower interest and dividend income and lower net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.

Segment Financial Data
The following table presents segment financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Statements of Operations Data: (1)	2014	2013	2014	2013
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$189,119	$182,487	$377,519	$366,701
Incentive income	59,198	338,057	352,074	665,241
Investment income	54,199	34,576	100,679	116,626
Total revenues	302,516	555,120	830,272	1,148,568
Expenses:
Compensation and benefits	(92,638)	(90,166)	(190,832)	(183,783)
Equity-based compensation	(5,111)	(924)	(9,094)	(1,576)
Incentive income compensation	(30,147)	(128,953)	(167,975)	(259,224)
General and administrative	(31,131)	(29,512)	(61,693)	(53,500)
Depreciation and amortization	(1,815)	(1,732)	(3,736)	(3,475)
Total expenses	(160,842)	(251,287)	(433,330)	(501,558)
Adjusted net income before interest and other income (expense)	141,674	303,833	396,942	647,010
Interest expense, net of interest income (2)	(6,934)	(7,136)	(13,559)	(14,543)
Other income (expense), net	9	284	(1,689)	264
Adjusted net income	$134,749	$296,981	$381,694	$632,731

Adjusted net income-OCG	$32,719	$57,928	$90,594	$116,655
Adjusted net income per Class A unit	0.75	1.75	2.18	3.69
Distributable earnings	116,173	313,157	349,314	608,184
Distributable earnings-OCG	27,782	63,966	83,594	118,042
Distributable earnings per Class A unit	0.64	1.94	2.01	3.73
Fee-related earnings (3)	63,535	61,077	121,258	125,943
Fee-related earnings-OCG (3)	14,601	11,714	27,524	22,252
Fee-related earnings per Class A unit (3)	0.34	0.35	0.66	0.70

Weighted average number of Operating Group units outstanding	152,701	150,997	152,487	150,906
Weighted average number of Class A units outstanding	43,480	33,020	41,600	31,611

Operating Metrics:
Assets under management (in millions):
Assets under management	$91,089	$76,400	$91,089	$76,400
Management fee-generating assets under management	77,781	64,614	77,781	64,614
Incentive-creating assets under management	35,088	32,095	35,088	32,095
Uncalled capital commitments	11,040	10,986	11,040	10,986
Accrued incentives (fund level):
Incentives created (fund level)	204,276	195,243	556,650	654,943
Incentives created (fund level), net of associated incentive income compensation expense	106,776	84,705	244,108	346,442
Accrued incentives (fund level)	2,481,015	2,127,500	2,481,015	2,127,500
Accrued incentives (fund level), net of associated incentive income compensation expense	1,291,920	1,222,619	1,291,920	1,222,619

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

(2)
Interest income was $0.7 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

(3)
Beginning with the fourth quarter of 2013, the definition of fee-related earnings was modified to exclude non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. Prior periods have been recast to retroactively reflect this change. Those non-cash compensation charges amounted to $0.9 million and $1.6 million for the three and six months ended June 30, 2013, respectively.

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
Assets Under Management
AUM is set forth below:

	As of
	June 30, 2014	March 31, 2014	June 30, 2013
Assets Under Management:	(in millions)
Closed-end funds	$48,162	$46,902	$44,197
Open-end funds	37,980	34,911	29,271
Evergreen funds	4,947	4,413	2,932
Total	$91,089	$86,226	$76,400
The change in AUM is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Change in Assets Under Management:	(in millions)
Beginning balance	$86,226	$78,801	$83,605	$77,051
Closed-end funds:
New capital commitments/other (1)	1,160	722	2,243	1,937
Distributions for a realization event/other (2)	(1,245)	(4,711)	(3,197)	(7,891)
Uncalled capital commitments at end of investment period	—	—	(146)	—
Foreign currency translation	(46)	65	(45)	(68)
Change in market value (3)	1,138	1,185	2,507	3,420
Change in applicable leverage	253	555	115	1,099
Open-end funds:
Contributions	3,618	965	5,313	2,092
Redemptions	(1,291)	(1,364)	(1,870)	(2,593)
Foreign currency translation	(21)	7	(7)	(87)
Change in market value (3)	763	(174)	1,676	767
Evergreen funds:
Contributions or new capital commitments	544	485	812	722
Redemptions	(94)	(144)	(108)	(161)
Distributions from restructured funds	—	(17)	(16)	(32)
Foreign currency translation	(1)	1	(2)	—
Change in market value (3)	85	24	209	144
Ending balance	$91,089	$76,400	$91,089	$76,400

(1)	These amounts represent new capital commitments and the aggregate par value of collateral assets and principal cash associated with our CLOs.

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

Management Fee-generating Assets Under Management
Management fee-generating AUM is set forth below:

	As of
	June 30, 2014	March 31, 2014	June 30, 2013
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$3,855	$2,984	$2,242
Other closed-end funds	32,658	33,192	30,877
Open-end funds	37,940	34,855	29,235
Evergreen funds	3,328	2,996	2,260
Total	$77,781	$74,027	$64,614
The change in management fee-generating AUM is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Change in Management Fee-generating Assets Under Management:	(in millions)
Beginning balance	$74,027	$66,350	$71,950	$66,784
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital/other (1)	541	551	1,101	932
Capital drawn by funds that pay fees based on drawn capital or NAV	317	610	424	1,312
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (2)	(603)	(2,859)	(1,501)	(5,606)
Distributions by funds that pay fees based on NAV/other (3)	(208)	(57)	(316)	(118)
Foreign currency translation	(11)	42	(27)	(103)
Change in market value (4)	57	(125)	166	(133)
Change in applicable leverage	244	545	244	1,085
Open-end funds:
Contributions	3,636	965	5,316	2,092
Redemptions	(1,292)	(1,364)	(1,873)	(2,593)
Foreign currency translation	(21)	7	(7)	(87)
Change in market value	762	(172)	1,674	767
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	369	240	566	311
Redemptions	(94)	(144)	(108)	(161)
Change in market value	57	25	172	132
Ending balance	$77,781	$64,614	$77,781	$64,614

(1)	These amounts represent new capital commitments to funds that pay fees based on committed capital and the aggregate par value of collateral assets and principal cash associated with our CLOs.

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

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	June 30, 2014	March 31, 2014	June 30, 2013
	(in millions)
Assets under management	$91,089	$86,226	$76,400
Difference between assets under management and committed capital or cost basis for most closed-end funds (1)	(7,373)	(6,616)	(4,761)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(571)	(696)	(4,855)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(3,623)	(3,013)	(733)
Oaktree’s general partner investments in management fee-generating funds	(1,118)	(1,247)	(940)
Closed-end funds that are no longer paying management fees	(425)	(444)	(289)
Funds for which management fees were permanently waived	(198)	(183)	(208)
Management fee-generating assets under management	$77,781	$74,027	$64,614

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below, and reflect the applicable contractual fee rates, exclusive of the impact of special items such as retroactive management fees and the collection of deferred contingent management fees.

	As of
	June 30, 2014	March 31, 2014	June 30, 2013
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.55	1.55	1.55
Open-end funds	0.47	0.47	0.49
Evergreen funds	1.57	1.61	1.72
Overall	0.97	1.00	1.04
Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below:

	As of
	June 30, 2014	March 31, 2014	June 30, 2013
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$32,789	$31,172	$29,920
Evergreen funds	2,299	2,086	2,175
Total	$35,088	$33,258	$32,095
As of June 30, 2014, March 31, 2014 and June 30, 2013, the portion of incentive-creating AUM generating incentives at the fund level was $33.5 billion, $30.0 billion and $22.9 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.
Three Months Ended June 30, 2014
AUM grew $4.9 billion, or 5.7%, to $91.1 billion as of June 30, 2014, from $86.2 billion as of March 31, 2014. The increase reflected $2.3 billion of net inflows to open-end funds, $2.0 billion of aggregate market-value gains, and $1.9 billion of new capital commitments and fee-generating leverage, partially offset by $1.2 billion of distributions to closed-end fund investors. New capital commitments and fee-generating leverage included $0.8 billion from Oaktree Enhanced Income Fund II, L.P. (“EIF II”), $0.4 billion from CLOs, $0.3 billion from Oaktree Value Equity Fund, L.P. (“VEF”) and $0.2 billion from Real Estate Debt. The $1.2 billion of distributions to closed-end fund investors included $0.9 billion by Principal Investing funds.
Management fee-generating AUM grew $3.8 billion, or 5.1%, to $77.8 billion as of June 30, 2014, from $74.0 billion as of March 31, 2014. The increase reflected $2.3 billion of net inflows to open-end funds, $0.9 billion of market-value gains in funds for which management fees are based on NAV, $0.9 billion in fee-generating leverage and drawdowns by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, and $0.5 billion in new capital commitments to CLOs, partially offset by a $0.6 billion decline attributable to asset sales by closed-end funds in liquidation.
Incentive-creating AUM grew $1.8 billion, or 5.4%, to $35.1 billion as of June 30, 2014, from $33.3 billion as of March 31, 2014. The increase reflected the net effect of $1.9 billion in drawdowns by closed-end funds, $1.1 billion in market-value gains in closed-end and applicable evergreen funds, and $1.2 billion in distributions by closed-end funds.
Three Months Ended June 30, 2013
AUM decreased $2.4 billion, or 3.0%, to $76.4 billion as of June 30, 2013, from $78.8 billion as of March 31, 2013. The decrease was primarily attributable to $4.7 billion in distributions to closed-end fund investors, partially offset by $1.0 billion in aggregate market-value gains and $1.3 billion in new capital commitments and fee-generating leverage. The $4.7 billion in aggregate distributions included $1.4 billion from Opps VIIb, $1.3 billion from other Distressed Debt funds, $1.0 billion from Real Estate funds and $0.8 billion from Global Principal funds. New capital commitments and fee-generating leverage to closed-end funds included $0.6 billion for Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”) and $0.6 billion for Oaktree Enhanced Income Fund, L.P. (“EIF”).
Management fee-generating AUM decreased $1.8 billion, or 2.7%, to $64.6 billion as of June 30, 2013, from $66.4 billion as of March 31, 2013. The decrease reflected a $2.9 billion decline attributable to asset sales by closed-end funds in liquidation and $0.4 billion of net outflows in our open-end funds, partially offset by increases of $0.6 billion from new capital commitments to ROF VI and $1.2 billion in fee-generating leverage and drawdowns by closed-end funds that pay fees based on drawn capital or NAV. Opps VIIb accounted for $0.8 billion of the $2.9 billion decline from asset sales by closed-end funds in liquidation. The $1.2 billion in drawdowns included $0.7 billion from EIF and an additional 5% drawdown for Oaktree Opportunities Fund IX, L.P. (“Opps IX”), which brought total drawn capital as of June 30, 2013 to 10% of Opps IX’s $5.0 billion of committed capital. We chose to not commence Opps IX’s investment period until January 1, 2014; as a result, as of June 30, 2013 management fees were assessed only on its drawn capital, and management fee-generating AUM included only that portion of committed capital.
Incentive-creating AUM decreased $1.9 billion, or 5.6%, to $32.1 billion as of June 30, 2013, from $34.0 billion as of March 31, 2013. The decrease was primarily attributable to $4.2 billion in distributions by closed-end funds, partially offset by $1.1 billion in market-value gains in closed-end and applicable evergreen funds, and $1.1 billion in drawdowns by closed-end funds. Opps VIIb accounted for $1.4 billion of the $4.2 billion in distributions.
Six Months Ended June 30, 2014
AUM grew $7.5 billion, or 9.0%, to $91.1 billion as of June 30, 2014, from $83.6 billion as of December 31, 2013. The increase reflected $4.4 billion of aggregate market-value gains, $3.4 billion of net inflows to open-end funds, and $3.1 billion of new capital commitments and fee-generating leverage, partially offset by $3.2 billion of distributions to closed-end fund investors. New capital commitments and fee-generating leverage included $1.2 billion from CLOs, $0.8 billion from EIF II, $0.5 billion from Real Estate Debt, and $0.3 billion from VEF. The $3.2 billion of distributions to closed-end fund investors included $1.3 billion by Distressed Debt funds, including $0.3 billion by Opps VIIb, and $1.5 billion by Principal Investing funds.
Management fee-generating AUM grew $5.8 billion, or 8.1%, to $77.8 billion as of June 30, 2014, from $72.0 billion as of December 31, 2013. The increase reflected $3.4 billion of net inflows to open-end funds, $2.0 billion of market-value gains in funds for which management fees are based on NAV, $1.2 billion in fee-generating leverage and drawdowns by closed-end and evergreen funds that pay fees based on drawn capital or NAV, and $1.1 billion in new capital commitments, partially offset by a $1.5 billion decline attributable to asset sales by closed-end funds in liquidation.
Incentive-creating AUM grew $2.7 billion, or 8.3%, to $35.1 billion as of June 30, 2014, from $32.4 billion as of December 31, 2013. The increase reflected the net effect of $3.4 billion in drawdowns by closed-end funds, $2.5 billion in market-value gains in closed-end and applicable evergreen funds, and $3.2 billion in distributions by closed-end funds.
Six Months Ended June 30, 2013
AUM decreased $0.7 billion, or 0.9%, to $76.4 billion as of June 30, 2013, from $77.1 billion as of December 31, 2012. The decrease reflected $7.9 billion in distributions to closed-end fund investors, largely offset by $4.3 billion in aggregate market-value gains and $3.0 billion in new capital commitments and fee-generating leverage. The $7.9 billion in aggregate distributions included $2.2 billion from Opps VIIb, $2.7 billion from other Distressed Debt funds, $1.1 billion from Global Principal funds, $1.1 billion from Real Estate funds and $0.5 billion from European Principal funds. New capital commitments and fee-generating leverage to closed-end funds included $0.9 billion to ROF VI and $1.5 billion to EIF.
Management fee-generating AUM decreased $2.2 billion, or 3.3%, to $64.6 billion as of June 30, 2013, from $66.8 billion as of December 31, 2012. The decrease reflected $5.6 billion in asset sales by closed-end funds in liquidation and $0.5 billion of net outflows in our open-end funds, partially offset by $0.8 billion in market-value gains in funds for which management fees are based on NAV and increases of $0.9 billion due to new capital commitments to ROF VI and $2.4 billion in fee-generating leverage and drawdowns by closed-end funds that pay fees based on drawn capital or NAV. Opps VIIb accounted for $2.3 billion of the $5.6 billion decline from asset sales by closed-end funds in liquidation. As of June 30, 2013, Opps IX had made an aggregate 10% drawdown against its $5.0 billion of committed capital. We chose to not commence Opps IX’s investment period until January

1, 2014; as a result, as of June 30, 2013 management fees were assessed only on its drawn capital, and management fee-generating AUM included only that portion of committed capital.
Incentive-creating AUM decreased $1.9 billion, or 5.6%, to $32.1 billion as of June 30, 2013, from $34.0 billion as of December 31, 2012. The decrease was primarily attributable to $7.3 billion in distributions by closed-end funds, partially offset by $3.3 billion in market-value gains in closed-end and applicable evergreen funds, and $1.9 billion in drawdowns by closed-end funds. Opps VIIb accounted for $2.1 billion of the $7.3 billion in distributions.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2014	2013	2014	2013
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$2,335,937	$2,270,314	$2,276,439	$2,137,798
Incentives created (fund level):
Closed-end funds	197,639	190,245	535,222	629,831
Evergreen funds	6,637	4,998	21,428	25,112
Total incentives created (fund level)	204,276	195,243	556,650	654,943
Less: segment incentive income recognized by us	(59,198)	(338,057)	(352,074)	(665,241)
Ending balance	$2,481,015	$2,127,500	$2,481,015	$2,127,500
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,291,920	$1,222,619	$1,291,920	$1,222,619
As of June 30, 2014 and 2013, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $475.3 million and $590.2 million, respectively, with the remainder arising from funds that as of that date had not yet reached the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than tax-related distributions.
As of June 30, 2014, 79% of the net accrued incentives (fund level) were in funds in their liquidation period or evergreen funds, and 49% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended June 30, 2014 and 2013
Incentives created (fund level) was $204.3 million for the three months ended June 30, 2014, reflecting both the 95.3% share of our incentive-creating AUM that was creating incentives as of June 30, 2014 and the period’s investment returns. The $204.3 million of incentives created (fund level) included $131.0 million from Distressed Debt funds and $49.8 million from Real Estate funds.
Incentives created (fund level) amounted to $195.2 million for the three months ended June 30, 2013, reflecting price gains across our incentive-creating funds. Of the $195.2 million of incentives created (fund level), $52.7 million was attributable to Oaktree Opportunities Fund VIII, L.P., $59.0 million to other Distressed Debt funds and $64.5 million to Control Investing funds.
Six Months Ended June 30, 2014 and 2013
Incentives created (fund level) was $556.7 million for the six months ended June 30, 2014, reflecting the period’s investment returns. The $556.7 million of incentives created (fund level) included $248.8 million from Distressed Debt funds, $204.4 million from Control Investing funds and $73.8 million from Real Estate funds.
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
Uncalled Capital Commitments
As of June 30, 2014, March 31, 2014 and June 30, 2013, uncalled capital commitments were $11.0 billion, $12.0 billion and $11.0 billion, respectively. Capital drawn by closed-end funds during the three and twelve months ended June 30, 2014 aggregated $2.5 billion and $7.4 billion, respectively, as compared with $1.7 billion and $6.0 billion for the corresponding prior-year periods.
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
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)
Revenues:
Management fees	$189,119	$182,487	$377,519	$366,701
Incentive income	59,198	338,057	352,074	665,241
Investment income	54,199	34,576	100,679	116,626
Total revenues	302,516	555,120	830,272	1,148,568
Expenses:
Compensation and benefits	(92,638)	(90,166)	(190,832)	(183,783)
Equity-based compensation	(5,111)	(924)	(9,094)	(1,576)
Incentive income compensation	(30,147)	(128,953)	(167,975)	(259,224)
General and administrative	(31,131)	(29,512)	(61,693)	(53,500)
Depreciation and amortization	(1,815)	(1,732)	(3,736)	(3,475)
Total expenses	(160,842)	(251,287)	(433,330)	(501,558)
Adjusted net income before interest and other income (expense)	141,674	303,833	396,942	647,010
Interest expense, net of interest income	(6,934)	(7,136)	(13,559)	(14,543)
Other income (expense), net	9	284	(1,689)	264
Adjusted net income	134,749	296,981	381,694	632,731
Adjusted net income attributable to OCGH non-controlling interest	(96,382)	(232,039)	(278,943)	(500,586)
Non-Operating Group expenses	(603)	(466)	(885)	(676)
Adjusted net income-OCG before income taxes	37,764	64,476	101,866	131,469
Income taxes-OCG	(5,045)	(6,548)	(11,272)	(14,814)
Adjusted net income-OCG	$32,719	$57,928	$90,594	$116,655
Adjusted net income per Class A unit	$0.75	$1.75	$2.18	$3.69
Weighted average number of Class A units outstanding	43,480	33,020	41,600	31,611

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)
Revenues:
Management fees	$189,119	$182,487	$377,519	$366,701
Incentive income	59,198	338,057	352,074	665,241
Receipts of investment income from funds (1)	22,911	49,472	44,569	83,498
Receipts of investment income from companies	8,601	2,203	18,016	11,216
Total distributable earnings revenues	279,829	572,219	792,178	1,126,656
Expenses:
Compensation and benefits	(92,638)	(90,166)	(190,832)	(183,783)
Incentive income compensation	(30,147)	(128,953)	(167,975)	(259,224)
General and administrative	(31,131)	(29,512)	(61,693)	(53,500)
Depreciation and amortization	(1,815)	(1,732)	(3,736)	(3,475)
Total expenses	(155,731)	(250,363)	(424,236)	(499,982)
Other income (expense):
Interest expense, net of interest income	(6,934)	(7,136)	(13,559)	(14,543)
Operating Group income taxes	(1,000)	(1,847)	(3,380)	(4,211)
Other income (expense), net	9	284	(1,689)	264
Distributable earnings	116,173	313,157	349,314	608,184
Distributable earnings attributable to OCGH non-controlling interest	(83,095)	(244,676)	(255,450)	(480,652)
Non-Operating Group expenses	(603)	(466)	(885)	(676)
Distributable earnings-OCG income taxes	(739)	(1,201)	(1,478)	(4,121)
Tax receivable agreement	(3,954)	(2,848)	(7,907)	(4,693)
Distributable earnings-OCG	$27,782	$63,966	$83,594	$118,042
Distributable earnings per Class A unit	$0.64	$1.94	$2.01	$3.73
Weighted average number of Class A units outstanding	43,480	33,020	41,600	31,611

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

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Distributable earnings decreased $197.0 million, or 62.9%, to $116.2 million for the three months ended June 30, 2014, from $313.2 million for the three months ended June 30, 2013, reflecting decreases of $180.1 million in incentive income, net of incentive income compensation expense, and $20.2 million in investment income proceeds, partially offset by $2.4 million in higher fee-related earnings. For the three months ended June 30, 2014, investment income proceeds totaled $31.5 million, including $22.9 million from fund distributions and $8.6 million from DoubleLine, as compared with investment income proceeds in the prior-year period of $51.7 million, of which $49.5 million and $2.2 million was attributable to fund distributions and DoubleLine, respectively.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Distributable earnings decreased $258.9 million, or 42.6%, to $349.3 million for the six months ended June 30, 2014, from $608.2 million for the six months ended June 30, 2013, reflecting decreases of $221.9 million in incentive income, net of incentive income compensation expense, $32.1 million in investment income proceeds, and $4.6 million in fee-related earnings. For the six months ended June 30, 2014, investment income proceeds totaled $62.6 million, including $44.6 million from fund distributions and $18.0 million from DoubleLine, as compared with investment income proceeds in the prior-year period of $94.7 million, of which $83.5 million and $11.2 million was attributable to fund distributions and DoubleLine, respectively.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Distributable earnings	$116,173	$313,157	$349,314	$608,184
Investment income (1)	54,199	34,576	100,679	116,626
Receipts of investment income from funds (2)	(22,911)	(49,472)	(44,569)	(83,498)
Receipts of investment income from companies	(8,601)	(2,203)	(18,016)	(11,216)
Equity-based compensation (3)	(5,111)	(924)	(9,094)	(1,576)
Operating Group income taxes	1,000	1,847	3,380	4,211
Adjusted net income	134,749	296,981	381,694	632,731
Incentive income (4)	6,102	—	(58,358)	—
Incentive income compensation (4)	(6,112)	—	40,222	—
Equity-based compensation (5)	(5,376)	(6,181)	(10,575)	(11,981)
Income taxes (6)	(5,761)	(7,991)	(13,747)	(18,148)
Non-Operating Group expenses (7)	(603)	(466)	(885)	(676)
OCGH non-controlling interest (7)	(91,813)	(225,766)	(255,371)	(487,783)
Net income attributable to Oaktree Capital Group, LLC	$31,186	$56,577	$82,980	$114,143

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

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and six months ended June 30, 2013.

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

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Distributable earnings-OCG (1)	$27,782	$63,966	$83,594	$118,042
Investment income attributable to OCG	15,433	7,560	27,551	23,984
Receipts of investment income from funds attributable to OCG	(6,524)	(10,819)	(12,171)	(17,629)
Receipts of investment income from companies attributable to OCG	(2,449)	(482)	(4,904)	(2,286)
Equity-based compensation attributable to OCG (2)	(1,455)	(202)	(2,494)	(333)
Distributable earnings-OCG income taxes	739	1,201	1,478	4,121
Tax receivable agreement	3,954	2,848	7,907	4,693
Income taxes of Intermediate Holding Companies	(4,761)	(6,144)	(10,367)	(13,937)
Adjusted net income-OCG (1)	32,719	57,928	90,594	116,655
Incentive income attributable to OCG (3)	1,738	—	(15,068)	—
Incentive income compensation attributable to OCG (3)	(1,740)	—	10,340	—
Equity-based compensation attributable to OCG (4)	(1,531)	(1,351)	(2,886)	(2,512)
Net income attributable to Oaktree Capital Group, LLC	$31,186	$56,577	$82,980	$114,143

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

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and six months ended June 30, 2013.

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

Fee-related Earnings (1)
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$132,256	$136,176	$269,294	$275,224
Open-end funds	43,544	36,289	83,198	72,344
Evergreen funds	13,319	10,022	25,027	19,133
Total management fees	189,119	182,487	377,519	366,701
Expenses:
Compensation and benefits	(92,638)	(90,166)	(190,832)	(183,783)
General and administrative	(31,131)	(29,512)	(61,693)	(53,500)
Depreciation and amortization	(1,815)	(1,732)	(3,736)	(3,475)
Total expenses	(125,584)	(121,410)	(256,261)	(240,758)
Fee-related earnings	63,535	61,077	121,258	125,943
Fee-related earnings attributable to OCGH non-controlling interest	(45,445)	(47,720)	(88,118)	(99,603)
Non-Operating Group expenses	(604)	(467)	(886)	(677)
Fee-related earnings-OCG before income taxes	17,486	12,890	32,254	25,663
Fee-related earnings-OCG income taxes	(2,885)	(1,176)	(4,730)	(3,411)
Fee-related earnings-OCG	$14,601	$11,714	$27,524	$22,252
Fee-related earnings per Class A unit	$0.34	$0.35	$0.66	$0.70
Weighted average number of Class A units outstanding	43,480	33,020	41,600	31,611

(1)
Beginning with the fourth quarter of 2013, the definition of fee-related earnings was modified to exclude non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. Prior periods have been recast to retroactively reflect this change. Those non-cash compensation charges amounted to $0.9 million and $1.6 million for the three and six months ended June 30, 2013, respectively.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fee-related earnings (1)	$63,535	$61,077	$121,258	$125,943
Incentive income	59,198	338,057	352,074	665,241
Incentive income compensation	(30,147)	(128,953)	(167,975)	(259,224)
Investment income	54,199	34,576	100,679	116,626
Equity-based compensation (2)	(5,111)	(924)	(9,094)	(1,576)
Interest expense, net of interest income	(6,934)	(7,136)	(13,559)	(14,543)
Other income (expense), net	9	284	(1,689)	264
Adjusted net income	134,749	296,981	381,694	632,731
Incentive income (3)	6,102	—	(58,358)	—
Incentive income compensation (3)	(6,112)	—	40,222	—
Equity-based compensation (4)	(5,376)	(6,181)	(10,575)	(11,981)
Income taxes (5)	(5,761)	(7,991)	(13,747)	(18,148)
Non-Operating Group expenses (6)	(603)	(466)	(885)	(676)
OCGH non-controlling interest (6)	(91,813)	(225,766)	(255,371)	(487,783)
Net income attributable to Oaktree Capital Group, LLC	$31,186	$56,577	$82,980	$114,143

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

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and six months ended June 30, 2013.

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

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fee-related earnings-OCG (1)	$14,601	$11,714	$27,524	$22,252
Incentive income attributable to OCG	16,856	73,927	93,215	139,414
Incentive income compensation attributable to OCG	(8,584)	(28,200)	(44,519)	(54,274)
Investment income attributable to OCG	15,433	7,560	27,551	23,984
Equity-based compensation attributable to OCG (2)	(1,455)	(202)	(2,494)	(333)
Interest expense, net of interest income attributable to OCG	(1,975)	(1,560)	(3,701)	(3,042)
Other income (expense) attributable to OCG	3	61	(440)	57
Non-fee-related earnings income taxes attributable to OCG (3)	(2,160)	(5,372)	(6,542)	(11,403)
Adjusted net income-OCG (1)	32,719	57,928	90,594	116,655
Incentive income attributable to OCG (4)	1,738	—	(15,068)	—
Incentive income compensation attributable to OCG (4)	(1,740)	—	10,340	—
Equity-based compensation attributable to OCG (5)	(1,531)	(1,351)	(2,886)	(2,512)
Net income attributable to Oaktree Capital Group, LLC	$31,186	$56,577	$82,980	$114,143

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

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and six months ended June 30, 2013.

(5)
This adjustment adds back the effect of equity-based compensation charges attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Management Fees:
Closed-end funds	$132,256	$136,176
Open-end funds	43,544	36,289
Evergreen funds	13,319	10,022
Total	$189,119	$182,487

Management fees increased $6.6 million, or 3.6%, to $189.1 million for the three months ended June 30, 2014, from $182.5 million for the three months ended June 30, 2013, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $3.9 million, or 2.9%, to $132.3 million for the three months ended June 30, 2014, from $136.2 million for the three months ended June 30, 2013, because the prior-year period included $4.4 million of additional management fees from ROF VI retroactive to the start of the fund’s investment period in August 2012 and $0.8 million in deferred fees from Oaktree Mezzanine Fund III, L.P. (“Mezz III”) that were contingent on the fund achieving certain cash-flow levels. Closed-end funds in liquidation accounted for an aggregate decrease of $25.2 million in quarterly management fees between the three months ended June 30, 2013 and 2014. Largely offsetting that decrease were increases of $18.3 million attributable to the start of Opps IX’s investment period on January 1, 2014, $5.1 million from new capital commitments to ROF VI, $1.4 million from closed-end funds for which management fees are based on drawn capital or NAV, and $0.8 million from CLOs.

•
Open-end funds.    Management fees attributable to open-end funds increased $7.2 million, or 19.8%, to $43.5 million for the three months ended June 30, 2014, from $36.3 million for the three months ended June 30, 2013. The increase reflected higher management fees as a result of net inflows to our Emerging Markets Equity and Senior Loan strategies, as well as market-value appreciation and $0.5 million in higher performance-based fees in our U.S. High Yield Bond strategy. These increases were partially offset by $1.5 million in lower performance-based fees in our Convertible Securities strategy.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $3.3 million, or 33.0%, to $13.3 million for the three months ended June 30, 2014, from $10.0 million for the three months ended June 30, 2013, reflecting drawdowns by Strategic Credit and Emerging Markets Opportunities, as well as market-value gains in Oaktree Value Opportunities Fund, L.P. (“VOF”). The period-end weighted average annual management fee rate for evergreen funds decreased to 1.57% as of June 30, 2014, from 1.72% as of June 30, 2013, largely as a result of Strategic Credit, for which the average management fee rate is lower than is the case for other evergreen funds.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Incentive Income:
Closed-end funds	$58,405	$336,087
Evergreen funds	793	1,970
Total	$59,198	$338,057
Incentive income decreased $278.9 million, or 82.5%, to $59.2 million for the three months ended June 30, 2014, from $338.1 million for the three months ended June 30, 2013, principally as a result of a decline from $272.5 million to $38.9 million in incentive income attributable to Opps VIIb.
Investment Income
A summary of investment income is set forth below:

	Three Months Ended June 30,
	2014	2013
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$8,329	$1,692
Convertible Securities	531	13
Distressed Debt	18,719	13,830
Control Investing	5,640	12,915
Real Estate	7,272	1,468
Listed Equities	10,131	6,730
Non-Oaktree funds	380	(1,123)
Income (loss) from investments in companies	3,197	(949)
Total investment income	$54,199	$34,576
Investment income increased $19.6 million, or 56.6%, to $54.2 million for the three months ended June 30, 2014, from $34.6 million for the three months ended June 30, 2013, primarily reflecting higher income from our investments in Oaktree funds. Investments in companies accounted for an additional $4.1 million of the increase, reflecting $11.6 million of higher income from our one-fifth ownership stake in DoubleLine, partially offset by a $7.6 million market-value decline on our minority equity investment in Cinda. DoubleLine accounted for investment income of $10.6 million in the current-year period and a loss of $1.0 million in the prior-year period. The $1.0 million loss in the prior-year period reflected a placement fee associated with the launch by DoubleLine of a closed-end fund and a non-cash charge related to the firm’s employee ownership interests; excluding the effect of those two expenses, the $1.0 million loss in the prior-year period would have been income for us of $10.0 million. The income of $10.6 million and loss of $1.0 million attributable to DoubleLine for the current and prior-year periods, respectively, included performance fees of $2.6 million and $1.0 million.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $2.4 million, or 2.7%, to $92.6 million for the three months ended June 30, 2014, from $90.2 million for the three months ended June 30, 2013, primarily reflecting growth in headcount. The current and prior-year periods included a $2.0 million benefit and a $1.3 million expense, respectively, associated with our phantom equity plan, stemming from each period’s equity distribution and change in the Class A unit trading price.

Equity-based Compensation
Equity-based compensation increased to $5.1 million for the three months ended June 30, 2014 from $0.9 million for the three months ended June 30, 2013. The increase reflected non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $98.9 million, or 76.7%, to $30.1 million for the three months ended June 30, 2014, from $129.0 million for the three months ended June 30, 2013. The percentage decrease was smaller than the corresponding decline of 82.5% in incentive income, primarily because the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb caused incentive income compensation expense in the prior-year period to be $21.2 million lower than it otherwise would have been, whereas there was no such benefit in the current-year period.
General and Administrative
General and administrative expense increased $1.6 million, or 5.4%, to $31.1 million for the three months ended June 30, 2014, from $29.5 million for the three months ended June 30, 2013. Excluding the impact of foreign currency-related items, general and administrative expenses increased $4.3 million, or 15.1%, to $32.7 million from $28.4 million. The increase primarily reflected costs associated with the Highstar acquisition and corporate growth.
Interest Expense, Net of Interest Income
Interest expense, net decreased $0.2 million, or 2.8%, to $6.9 million for the three months ended June 30, 2014, from $7.1 million for the three months ended June 30, 2013.
Other Income (Expense), Net
Other income (expense), net decreased to income of $9 thousand for the three months ended June 30, 2014, from income of $0.3 million for the three months ended June 30, 2013. Both periods reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former Principal and portfolio manager of our real estate group who left us in 2005.
Adjusted Net Income
Adjusted net income decreased $162.3 million, or 54.6%, to $134.7 million for the three months ended June 30, 2014, from $297.0 million for the three months ended June 30, 2013, reflecting $180.1 million in lower incentive income, net of incentive income compensation expense, partially offset by increases of $19.6 million in investment income and $2.4 million in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $1.5 million, or 23.1%, to $5.0 million for the three months ended June 30, 2014, from $6.5 million for the three months ended June 30, 2013.  The decrease resulted from lower adjusted net income-OCG before income taxes. The effective tax rate applied against adjusted net income-OCG before income taxes for the three months ended June 30, 2014 was 13%, based on an estimated annual rate of 11%. The effective tax rate applied against adjusted net income-OCG before income taxes for the three months ended June 30, 2013 was 10%, based on an estimated annual rate of 11%. The effective tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Management Fees:
Closed-end funds	$269,294	$275,224
Open-end funds	83,198	72,344
Evergreen funds	25,027	19,133
Total	$377,519	$366,701

Management fees increased $10.8 million, or 2.9%, to $377.5 million for the six months ended June 30, 2014, from $366.7 million for the six months ended June 30, 2013, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $5.9 million, or 2.1%, to $269.3 million for the six months ended June 30, 2014, from $275.2 million for the six months ended June 30, 2013, because the prior-year period included $3.9 million of additional management fees from ROF VI retroactive to the start of the fund’s investment period in August 2012 and $1.4 million in deferred fees from Mezz III that were contingent on the fund achieving certain cash-flow levels. Closed-end funds in liquidation accounted for an aggregate decrease of $55.4 million in management fees between the first six months of June 30, 2013 and 2014. Largely offsetting that decrease were increases of $38.0 million from the start of Opps IX’s investment period on January 1, 2014, $10.1 million from new capital commitments to ROF VI, $3.8 million from closed-end funds for which management fees are based on drawn capital or NAV, and $1.2 million from CLOs.

•
Open-end funds.    Management fees attributable to open-end funds increased $10.9 million, or 15.1%, to $83.2 million for the six months ended June 30, 2014, from $72.3 million for the six months ended June 30, 2013. The increase reflected higher management fees as a result of net inflows to our Emerging Markets Equity and Senior Loan strategies, as well as market-value appreciation and $0.5 million in higher performance-based fees in our U.S. High Yield Bond strategy. These increases were partially offset by $3.1 million in lower performance-based fees in our Convertible Securities strategy.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $5.9 million, or 30.9%, to $25.0 million for the six months ended June 30, 2014, from $19.1 million for the six months ended June 30, 2013, reflecting drawdowns by Strategic Credit and Emerging Markets Opportunities, as well as market-value gains in VOF. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.57% as of June 30, 2014, from 1.72% as of June 30, 2013, largely as a result of Strategic Credit, for which the average management fee rate is lower than is the case for other evergreen funds.

Incentive Income
A summary of incentive income is set forth below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Incentive Income:
Closed-end funds	$351,235	$661,578
Evergreen funds	839	3,663
Total	$352,074	$665,241
Incentive income decreased $313.1 million, or 47.1%, to $352.1 million for the six months ended June 30, 2014, from $665.2 million for the six months ended June 30, 2013. The current-year period included $219.7 million of tax-related incentive distributions with respect to taxable income generated by closed-end funds, and $132.4 million of other incentive distributions, including $96.7 million from Opps VIIb. The prior-year period included incentive distributions of $467.7 million from Opps VIIb, $78.4 million from other funds and $119.1 million of tax-related incentive distributions with respect to taxable income generated by closed-end funds.
Investment Income
A summary of investment income is set forth below:

	Six Months Ended June 30,
	2014	2013
Income from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$17,164	$5,464
Convertible Securities	939	63
Distressed Debt	39,193	55,192
Control Investing	16,682	22,771
Real Estate	12,738	10,679
Listed Equities	6,171	11,954
Non-Oaktree funds	1,303	953
Income from investments in companies	6,489	9,550
Total investment income	$100,679	$116,626
Investment income decreased $15.9 million, or 13.6%, to $100.7 million for the six months ended June 30, 2014, from $116.6 million for the six months ended June 30, 2013, reflecting lower income from our investments in Oaktree funds. Investments in companies accounted for an additional $3.1 million of the decrease, reflecting a $13.8 million market-value decline on our minority equity investment in Cinda, partially offset by a $10.2 million increase in income from our one-fifth ownership stake in DoubleLine. DoubleLine accounted for investment income of $20.2 million and $10.0 million in the current and prior-year periods, respectively. The income of $10.0 million in the prior-year period reflected a placement fee associated with the launch by DoubleLine of a closed-end fund and a non-cash charge related to the firm’s employee ownership interests; excluding the effect of those two expenses, the income of $10.0 million in the prior-year period would have been income for us of $21.0 million. The income of $20.2 million and $10.0 million attributable to DoubleLine for the current and prior-year periods, respectively, included performance fees of $4.0 million and $3.0 million.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $7.0 million, or 3.8%, to $190.8 million for the six months ended June 30, 2014, from $183.8 million for the six months ended June 30, 2013, primarily reflecting growth in headcount. The current and prior-year periods included a $1.7 million benefit and a $3.8 million expense, respectively, associated with our phantom equity plan, stemming from each period’s equity distribution and change in the Class A unit trading price.

Equity-based Compensation
Equity-based compensation increased to $9.1 million for the six months ended June 30, 2014, from $1.6 million for the six months ended June 30, 2013. The increase reflected non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $91.2 million, or 35.2%, to $168.0 million for the six months ended June 30, 2014, from $259.2 million for the six months ended June 30, 2013. The percentage decrease was smaller than the corresponding decline of 47.1% in incentive income, primarily because the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb caused incentive income compensation expense in the prior-year period to be $36.4 million lower than it otherwise would have been, whereas there was no such benefit in the current-year period.
General and Administrative
General and administrative expense increased $8.2 million, or 15.3%, to $61.7 million for the six months ended June 30, 2014, from $53.5 million for the six months ended June 30, 2013. Excluding the impact of foreign currency-related items, general and administrative expenses increased $11.1 million, or 20.8%, to $64.4 million from $53.3 million. The increase primarily reflected costs associated with the Highstar acquisition, our 2014 bi-annual client conferences and corporate growth.
Interest Expense, Net of Interest Income
Interest expense, net decreased $0.9 million, or 6.2%, to $13.6 million for the six months ended June 30, 2014, from $14.5 million for the six months ended June 30, 2013, primarily reflecting lower interest expense from lower average borrowings outstanding and lower debt issuance cost amortization.
Other Income (Expense), Net
Other income (expense), net was an expense of $1.7 million for the six months ended June 30, 2014 and income of $0.3 million for the six months ended June 30, 2013. The expense of $1.7 million in the current-year period reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by $1.5 million of income attributable to proceeds received as part of an arbitration award in 2010 related to a former Principal and portfolio manager of our real estate group who left us in 2005. The income of $0.3 million in the prior-year period reflected the net results of operating the portfolio of properties received as part of the 2010 arbitration award.
Adjusted Net Income
Adjusted net income decreased $251.0 million, or 39.7%, to $381.7 million for the six months ended June 30, 2014, from $632.7 million for the six months ended June 30, 2013, reflecting decreases of $221.9 million in incentive income, net of incentive income compensation expense, $15.9 million in investment income, and $4.6 million in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $3.5 million, or 23.6%, to $11.3 million for the six months ended June 30, 2014, from $14.8 million for the six months ended June 30, 2013.  The decrease resulted from lower adjusted net income-OCG before income taxes. The effective tax rate applied against adjusted net income-OCG before income taxes for the six months ended June 30, 2014 was 11%, based on an estimated annual rate of 11%, the same rates as were applicable to the corresponding prior-year periods. The effective tax rate used for interim fiscal periods is based on the estimated full-year income tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

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
The following table presents our segment statements of financial condition:

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
Assets:	(in thousands)
Cash and cash-equivalents	$413,864	$390,721	$196,151
U.S. Treasury securities	405,089	676,600	938,070
Corporate investments	1,468,517	1,197,173	1,061,793
Deferred tax assets	373,037	278,885	293,579
Receivables and other assets	249,318	273,748	188,594
Total assets	$2,909,825	$2,817,127	$2,678,187
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$261,104	$304,427	$222,666
Due to affiliates	322,949	242,986	249,684
Debt obligations	600,000	579,464	591,964
Total liabilities	1,184,053	1,126,877	1,064,314
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,180,620	1,220,647	1,167,819
Unitholders’ capital attributable to Oaktree Capital Group, LLC	545,152	469,603	446,054
Total capital	1,725,772	1,690,250	1,613,873
Total liabilities and capital	$2,909,825	$2,817,127	$2,678,187

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	June 30, 2014	December 31, 2013	June 30, 2013
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$291,241	$125,560	$107,081
Convertible Securities	19,494	1,554	1,454
Distressed Debt	508,477	438,144	429,978
Control Investing	244,913	246,058	249,321
Real Estate	136,312	112,981	112,400
Listed Equities	145,934	129,697	95,354
Non-Oaktree funds	50,400	51,580	53,866
Investments in companies	71,746	91,599	12,339
Total corporate investments	$1,468,517	$1,197,173	$1,061,793
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of June 30, 2014, we had $819.0 million of cash and investments in U.S. Treasury securities and $600.0 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of June 30, 2014. Oaktree’s investments in funds and companies had a carrying value of $1.5 billion as of June 30, 2014.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions related to our corporate investments in funds and companies. As of June 30, 2014, corporate investments of $1.5 billion included unrealized investment income of $409 million. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are discussed below.
Operating Activities
Net cash used in operating activities was $2.4 billion in the first six months of 2014. Net cash provided by operating activities was $4.5 billion in the first six months of 2013. These amounts included, for the first six months of 2014 and 2013, respectively, (a) net purchases of securities of the consolidated funds of $2.7 billion and net proceeds from maturities and sales of investments of the consolidated funds of $3.5 billion; (b) net realized gains on investments of the consolidated funds of $1.2 billion and $2.0 billion; and (c) changes in unrealized gains on investments of the consolidated funds of $1.5 billion and $909.7 million.
Investing Activities
Investing activities provided $249.0 million and used $570.8 million of cash in the first six months of 2014 and 2013, respectively. Investing activities were primarily driven by net U.S. Treasury and government-agency investment activities and net corporate investments in non-consolidated funds and companies. Net activity from purchases, maturities and sales of U.S. Treasury and government-agency securities reflected net proceeds of $271.5 million and net purchases of $567.5 million for the first six months of 2014 and 2013, respectively. Corporate investments in funds and companies of $22.5 million and $3.4 million for the first six months of 2014 and 2013, respectively, consisted of the following:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Investments in funds	$324,704	$75,485
Investments in consolidated funds eliminated in consolidation	(306,687)	(73,099)
Investments in unconsolidated companies	4,481	1,046
Corporate investments in funds and companies	$22,498	$3,432

Distributions from corporate investments in funds and companies of $2.8 million and $1.5 million for the first six months of 2014 and 2013, respectively, consisted of the following:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Distributions received from investments in funds	$182,212	$219,633
Distributions received from consolidated funds eliminated in consolidation	(179,391)	(218,132)
Distributions from corporate investments in funds and companies	$2,821	$1,501

Purchases of fixed assets were $2.8 million and $1.4 million for the first six months of 2014 and 2013, respectively.
Financing Activities
Financing activities provided $2.9 billion of cash in the first six months of 2014 and used $3.9 billion of cash in the first six months of 2013. For the first six months of 2014 and 2013, financing activities included (a) net contributions from non-controlling interests to consolidated funds of $1.1 billion and net distributions from consolidated funds to non-controlling interests of $4.5 billion, respectively; (b) net borrowings on revolving credit facilities of the consolidated funds of $1.1 billion and $1.0 billion, respectively; (c) distributions to unitholders of $353.5 million and $414.2 million, respectively; (d) net proceeds of $19.8 million associated with the refinancing of our corporate credit facility and repayment of debt obligations of $23.2 million, respectively; and (e) purchases of OCGH units, net of issuance of Class A units, of $1.8 million and $0.8 million, respectively. Additionally, the current-year period included $996.8 million in proceeds from debt obligations issued by our CLOs.
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
In July 2014, our subsidiaries Oaktree Capital Management, L.P. (the “Issuer”) and Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (the “Guarantors” and together with the Issuer, the “Obligors”) entered into a note and guarantee agreement (the “Note Agreement”) with certain accredited investors (collectively, the “Investors”) pursuant to which the Issuer agreed to issue and sell to the Investors $50 million aggregate principal amount of its 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of its 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of its 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “Notes”). The Notes will be senior unsecured obligations of the Issuer, guaranteed by the Guarantors on a joint and several basis. Interest on the Notes is payable semi-annually. The funding of this transaction is expected to occur on September 3, 2014.
The Note Agreement provides for certain affirmative and negative covenants, including financial covenants relating to the Obligors’ combined leverage ratio and minimum assets under management. In addition, the Note Agreement contains customary representations and warranties of the Obligors and customary events of default, in certain cases, subject to cure periods. The Issuer may prepay all, or from time to time any part of, the Notes at any time, subject to the Issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the Issuer will be required to make an offer to prepay the Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In March 2014, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”)

and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of June 30, 2014, we were in compliance with each of these covenants and were able to draw the full amount available under the Revolver without violating any financial covenants.
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
In November 2009, our subsidiary Oaktree Capital Management, L.P. issued $250 million in aggregate principal amount of senior notes due December 2, 2019 (the “2019 Notes”). The indenture governing the 2019 Notes contains customary financial covenants and restrictions that, among other things, limit Oaktree Capital Management, L.P. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit-participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2019 Notes do not contain financial maintenance covenants.
In addition to the 2019 Notes, as of June 30, 2014, we had two other series of senior notes outstanding, with an aggregate remaining principal balance of $100.0 million due in 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion. As of June 30, 2014, we were in compliance with each of these covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of June 30, 2014, we were required to maintain approximately $17.0 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
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
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2014.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information relating to anticipated future cash payments as of June 30, 2014:

	Last Six Months of 2014	2015-2016	2017-2018	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$7,901	$22,882	$9,578	$8,754	$49,115
Debt obligations payable	—	100,000	—	500,000	600,000
Interest obligations on debt (2)	14,388	54,405	39,716	17,602	126,111
Tax receivable agreement	10,423	33,122	36,266	241,129	320,940
Commitments to Oaktree and third-party funds (3)	273,451	—	—	—	273,451
Subtotal	306,163	210,409	85,560	767,485	1,369,617
Consolidated Funds:
Debt obligations payable	3,416,723	—	—	—	3,416,723
CLO loans payable	—	—	52,508	944,294	996,802
Interest obligations on debt	17,731	—	—	—	17,731
Interest on CLO loans payable	11,731	46,925	46,925	167,753	273,334
Commitments to fund investments (4)	880,797	—	—	—	880,797
Total	$4,633,145	$257,334	$184,993	$1,879,532	$6,955,004

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2014.
As of June 30, 2014, none of the incentive income we had recognized was subject to clawback by the funds.

General Partner and Other Capital Commitments
As of June 30, 2014, our capital commitments to our funds (as general partner or otherwise) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of June 30, 2014
	(in millions)
Corporate Debt:
Oaktree Enhanced Income Fund II, L.P.	$20	$17
Collateralized Loan Obligation Vehicles	19	6
Oaktree Mezzanine Fund III, L.P.	40	7
Strategic Credit	11	3
European Private Debt	16	13
Distressed Debt:
Oaktree Opportunities Fund IX, L.P.	100	37
Emerging Markets Opportunities	50	20
Control Investments:
Oaktree Principal Fund V, L.P.	71	12
Oaktree Principal Fund VI, L.P.	20	20
Oaktree European Principal Fund III, L.P.	100	56
Oaktree Power Opportunities Fund III, L.P.	27	15
Real Estate:
Oaktree Real Estate Opportunities Fund V, L.P.	32	6
Oaktree Real Estate Opportunities Fund VI, L.P.	67	20
Real Estate Debt	21	19
Listed Equities:
Value Equities	16	13
Non-Oaktree	32	9
Total	$642	$273

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

Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. For a summary of our significant accounting policies, please see the notes to our condensed consolidated financial statements included elsewhere in this quarterly report and the notes to our consolidated financial statements in our annual report. For a summary of our critical accounting policies, please see “Management’s Discussion and Analysis of Financial Condition and Result of Operations—Critical Accounting Policies” in our annual report.
The table below summarizes the valuation of investments and other financial instruments, by fund type and fair-value hierarchy levels, for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of June 30, 2014	Level I	Level II	Level III	Total
Closed-end funds	$4,936,461	$8,539,658	$23,764,562	$37,240,681
Open-end funds	560,005	5,131,041	24,542	5,715,588
Evergreen funds	851,871	835,875	590,252	2,277,998
Total	$6,348,337	$14,506,574	$24,379,356	$45,234,267

As of December 31, 2013
Closed-end funds	$3,780,782	$7,489,381	$20,746,453	$32,016,616
Open-end funds	166,664	4,914,628	3,647	5,084,939
Evergreen funds	718,997	1,180,397	715,745	2,615,139
Total	$4,666,443	$13,584,406	$21,465,845	$39,716,694

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
Price Risk
Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
As of June 30, 2014, we had investments at fair value of $45.4 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $4.5 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.

Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the six months ended June 30, 2014, an incremental 10% decline in market values of the investments held in our funds would result in an approximate $12.2 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds occurs generally as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values as of June 30, 2014 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds or companies. This income is directly affected by changes in market risk factors. We estimate that for the six months ended June 30, 2014, an incremental 10% decline in fair values of the investments held in our funds and other holdings would result in a $146.0 million decrease in investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the six months ended June 30, 2014, a 10% decline in the average rate of exchange of the U.S. dollar would result in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $5.8 million;

•	our operating expenses would have increased by $7.5 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $1.2 million; and

•	our income tax expense would not have been materially affected.
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
Interest-rate Risk
As of June 30, 2014, Oaktree and its operating subsidiaries had $600.0 million in debt obligations consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan interest rate to a fixed rate through January 2017. As a result, we estimate that for the six months ended June 30, 2014, there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $819.0 million of aggregate segment cash and cash-equivalents and investments in U.S. Treasury securities as of June 30, 2014, we estimate Oaktree and its operating subsidiaries would generate an additional $8.2 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements, debt issued by our CLOs and certain other investment financing arrangements. Most of these debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of June 30, 2014, $4.4 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable rates would increase on an annualized basis by $43.9 million in the event interest rates were to increase by 100 basis points.
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
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on April 8, 2014, we issued 23,118 Class B units to OCGH, which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting. No purchase price was paid by OCGH for this issuance. The issuance was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering.
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

Closed-end Funds

			As of June 30, 2014
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund IX, L.P.	Jan. 2014	Jan. 2017	$5,066	$3,191	$328	$1	$3,518	$4,966	$—	$64	$3,339	23.6%	14.6%	1.1x
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,692	824	26	3,490	2,544	17	142	3,107	18.5	12.5	1.4
Special Account B	Nov. 2009	Nov. 2012	1,031	1,080	647	762	965	955	15	80	667	19.6	15.5	1.7
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	2,642	2,860	4,289	2,793	106	409	2,976	18.1	13.1	1.7
Special Account A	Nov. 2008	Oct. 2012	253	253	328	460	121	75	41	24	—	31.7	25.9	2.3
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	9,643	16,288	3,199	1,902	1,289	585	—	23.6	18.2	2.1
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,676	4,317	957	904	81	139	762	11.4	8.2	1.6
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,328	2,668	433	543	102	157	95	12.3	9.0	1.9
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	966	2,010	135	142	165	24	—	18.6	14.3	1.9
Legacy funds (6)	Various	Various	9,543	9,543	8,179	17,689	33	—	1,112	7	—	24.2	19.3	1.9
												22.9%	17.5%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund, L.P. (7)	Sep. 2013	Sep. 2016	$384	$118	$10	$1	$127	$119	$—	$2	$120	nm	nm	1.1x
Special Account F (7)	Jan. 2014	Jan. 2017	253	90	6	—	96	94	—	1	92	nm	nm	1.1

Global Principal Investments
Oaktree Principal Fund V, L.P. (8)	Feb. 2009	Feb. 2015	$2,827	$2,403	$759	$776	$2,386	$1,839	$18	$129	$2,199	15.7%	8.8%	1.4x
Special Account C	Dec. 2008	Feb. 2014	505	455	306	227	534	395	13	47	361	19.6	14.5	1.7
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,847	3,363	1,812	1,265	22	130	1,647	11.1	8.2	1.7
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	963	2,115	248	—	139	48	—	14.6	10.2	1.8
Legacy funds (6)	Various	Various	2,301	2,301	1,840	4,136	5	—	236	1	—	14.5	11.6	1.8
												13.8%	10.2%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$31	$124	$410	$332	$—	$—	$628	5.0%	1.1%	1.2x

European Principal Investments (9)
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,609	€334	€98	€1,845	€3,051	€—	€64	€1,749	17.9%	9.0%	1.3x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€659	€1,188	€1,156	€1,074	€19	€39	€1,103	12.5	8.2	1.5
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$473	$448	$822	$99	$89	$30	$56	$—	11.8	8.9	2.1
												13.3%	8.6%
Power Opportunities
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	$1,062	$470	$185	$5	$650	$1,036	$—	$35	$541	27.5%	15.0%	1.5x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,455	1,899	97	39	94	6	—	76.1	58.9	3.9
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												35.1%	27.0%

			As of June 30, 2014
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VI, L.P.	Aug. 2012	Aug. 2016	$2,677	$1,874	$173	$38	$2,009	$2,610	$—	$31	$1,960	18.3%	9.7%	1.1x
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	573	295	1,561	1,251	12	97	1,279	18.5	13.1	1.5
Special Account D	Nov. 2009	Nov. 2012	256	263	161	198	226	122	2	14	156	17.3	14.8	1.6
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	334	285	499	306	13	50	351	17.1	11.5	1.9
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	633	1,243	97	—	106	19	—	15.5	11.6	2.0
Legacy funds (6)	Various	Various	1,634	1,610	1,399	3,004	5	—	111	1	57	15.2	12.0	1.9
												15.5%	12.0%
Real Estate Debt
Oaktree Real Estate Debt Fund, L.P. (7)	Sep. 2013	Sep. 2016	$698	$54	$1	$1	$54	$52	$—	$—	$55	nm	nm	1.1x
Oaktree PPIP Fund, L.P. (10)	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2%	N/A	1.4

Mezzanine Finance
Oaktree Mezzanine Fund III, L.P. (11)	Dec. 2009	Dec. 2014	$1,592	$1,327	$213	$849	$691	$1,552	$—	$—	$709	14.7%	10.4% / 5.9%	1.2x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	486	1,277	316	378	—	—	339	11.3	7.7	1.5
OCM Mezzanine Fund, L.P. (12)	Oct. 2001	Oct. 2006	808	773	305	1,041	37	—	38	1	—	15.4	10.8 /10.6	1.5
												13.1%	8.8%
European Private Debt
Oaktree European Dislocation Fund, L.P. (7)	Oct. 2013	Oct. 2016	€293	€54	€4	€29	€29	€52	€—	€1	€27	nm	nm	1.1x
Special Account E (7)	Oct. 2013	Apr. 2015	€379	€99	€6	€2	€103	€98	€—	€1	€100	nm	nm	1.1
				$65,406	(13) (14)			32,156	(14)	2,442	(14)
						Other (15)		3,932		10
						Total (16)		$36,088		$2,452

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) excludes Oaktree segment incentive income previously recognized.

(3)
Unreturned drawn capital plus accrued preferred return reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return (as applicable) before Oaktree is entitled to receive incentive income (other than tax distributions) from the fund.

(4)
The internal rate of return (“IRR”) is the annualized implied discount rate calculated from a series of cash flows. It is the return that equates the present value of all capital invested in an investment to the present value of all returns of capital, or the discount rate that will provide a net present value of all cash flows equal to zero. Fund-level IRRs are calculated based upon the actual timing of cash contributions/distributions to investors and the residual value of such investor’s capital accounts at the end of the applicable period being measured. Gross IRRs reflect returns before allocation of management fees, expenses and any incentive allocation to the fund’s general partner. To the extent material, gross returns include certain transaction, advisory, directors or other ancillary fees (“fee income”) paid directly to us in connection with our funds’ activities (we credit all such fee income back to the respective fund(s) so that our funds’ investors share pro rata in the fee income’s economic benefit). Net IRRs reflect returns to non-affiliated investors after allocation of management fees, expenses and any incentive allocation to the fund’s general partner.

(5)	Multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.

(6)
Legacy funds represent certain predecessor funds within the relevant strategy that have substantially or completely liquidated their assets, including funds managed by certain Oaktree investment professionals while employed at the Trust Company of the West prior to Oaktree’s founding in 1995. When these employees joined Oaktree upon, or shortly after, its founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and Oaktree.

(7)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through June 30, 2014 was less than one year.

(8)
In the fourth quarter of 2013, the investment period for Oaktree Principal Fund V, L.P. was extended for a one-year period until February 2015. However, management fees stepped down to the post-investment period basis effective February 2014.

(9)
Aggregate IRRs are based on the conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD using the June 30, 2014 spot rate of $1.37.

(10)
Due to the differences in allocations of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, L.P., a combined net IRR is not presented. Oaktree PPIP Fund, L.P. had liquidated all of its investments and made its final liquidating distribution as of December 31, 2013. Oaktree PPIP Fund, L.P., Oaktree PPIP Private Fund, L.P. and its related feeder fund were dissolved as of December 31, 2013. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, L.P. The gross and net IRR for the Oaktree PPIP Private Fund, L.P. were 24.7% and 18.6%, respectively, as of December 31, 2013.

(11)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 5.9%. The combined net IRR for Class A and Class B interests was 9.0%.

(12)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.6%. The combined net IRR for the Class A and Class B interests was 10.7%.

(13)	The aggregate change in drawn capital for the three and six months ended June 30, 2014 was $2.5 billion and $4.6 billion, respectively.

(14)	Totals are based on the conversion of Euro amounts to USD using the June 30, 2014 spot rate of $1.37.

(15)
This includes Oaktree Enhanced Income Fund, L.P., Oaktree Enhanced Income Fund II, L.P., Oaktree Loan Fund 2x, L.P., Oaktree Asia Special Situations Fund, L.P., CLOs, a separate account and a non-Oaktree fund.

(16)
This excludes one separate account with management fee-generating AUM of $425 million as of June 30, 2014, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of June 30, 2014	Twelve Months Ended June 30, 2014			Since Inception through June 30, 2014
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$13,268	11.0%	10.5%	11.2%	10.0%	9.4%	8.9%	0.84	0.58
Global High Yield Bonds	Nov. 2010	7,192	12.1	11.6	11.8	10.2	9.7	9.2	1.47	1.41
European High Yield Bonds	May 1999	638	13.8	13.2	12.8	8.5	8.0	6.5	0.68	0.40
U.S. Convertibles	Apr. 1987	5,240	18.8	18.3	24.4	10.3	9.7	8.6	0.52	0.36
Non-U.S. Convertibles	Oct. 1994	2,982	12.2	11.6	11.4	9.0	8.5	6.1	0.80	0.41
High Income Convertibles	Aug. 1989	1,066	14.4	13.8	11.3	12.1	11.5	8.8	1.07	0.61
U.S. Senior Loans	Sep. 2008	2,820	6.2	5.7	6.1	7.8	7.3	6.2	1.26	0.65
European Senior Loans	May 2009	1,805	6.4	5.8	6.7	10.7	10.2	11.8	1.85	1.91
Emerging Markets Equities	Jul. 2011	2,929	15.1	14.2	14.3	2.7	1.9	(0.4)	0.14	(0.02)
Total		$37,940

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

Evergreen Funds

		As of June 30, 2014			Twelve Months Ended June 30, 2014		Since Inception through June 30, 2014
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception				Rates of Return		Annualized Rates of Return
					Gross	Net	Gross	Net
		(in millions)

Strategic Credit (1)	Jul. 2012	$2,264	$1,315	$ N/A	14.7%	12.2%	16.6%	13.9%
Value Opportunities	Sep. 2007	2,011	1,941	20	17.9	12.3	14.3	9.3
Value Equities (2)	Apr. 2014	350	46	—	nm	nm	nm	nm
Emerging Markets Opportunities (2)	Sep. 2013	240	82	2	nm	nm	nm	nm
Emerging Markets Absolute Return	Apr. 1997	244	220	1	7.6	4.8	15.0	10.2
			3,604	23
Restructured funds (3)			—	6
Total (1)(4)			$3,604	$29

(1)
This includes a separate account with a closed-end fund structure with $616 million and $425 million of AUM and management fee-generating AUM, respectively. The returns presented are time-weighted rates of return.

(2)	Rates of return are not considered meaningful (“nm”) because the since-inception period as of June 30, 2014 was less than twelve months.

(3)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and Oaktree Japan Opportunities Fund, L.P. (Yen class). As of June 30, 2014, these funds had gross and net IRRs since inception of (2.1)% and (4.6)%, 7.9% and 5.5%, and (5.6)% and (6.6)%, respectively, and in the aggregate had AUM of $174.0 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $6.3 million as of June 30, 2014.

(4)	The total excludes two evergreen separate accounts in our Real Estate Debt strategy with $149 million of management fee-generating AUM.

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
Date: August 7, 2014

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

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.