Form 10-Q
period 2014-09-30
Oaktree Capital Group, LLC
filed 2014-11-07
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 3, 2014, there were 43,479,670 Class A units and 109,372,950 Class B units of the registrant outstanding.

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
“OCGH unitholders” refers collectively to our senior executives, current and former employees and certain other investors who hold their interest in the Oaktree Operating Group through OCGH.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	September 30, 2014	December 31, 2013
Assets
Cash and cash-equivalents	$599,995	$390,721
U.S. Treasury securities	480,362	676,600
Corporate investments (includes $29,856 and $67,596 measured at fair value as of September 30, 2014 and December 31,2013, respectively)	140,736	169,927
Due from affiliates	47,772	47,774
Deferred tax assets	373,037	278,885
Other assets	234,329	208,929
Assets of consolidated funds:
Cash and cash-equivalents	3,266,473	2,246,944
Investments, at fair value	45,304,349	39,911,888
Dividends and interest receivable	185,731	159,215
Due from brokers	689,963	283,764
Receivable for securities sold	271,580	324,213
Derivative assets, at fair value	364,284	94,937
Other assets	688,840	469,457
Total assets	$52,647,451	$45,263,254
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$246,638	$278,655
Accounts payable, accrued expenses and other liabilities	132,837	79,999
Due to affiliates	321,430	242,986
Debt obligations	850,000	579,464
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	95,763	29,213
Payables for securities purchased	970,667	697,705
Securities sold short, at fair value	89,869	140,251
Derivative liabilities, at fair value	96,363	149,880
Distributions payable	225,655	224,711
Borrowings under credit facilities	4,325,504	2,297,181
Collateralized loan obligation loans payable	978,526	—
Total liabilities	8,333,252	4,720,045
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	42,463,328	38,834,831
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 43,479,670 and 38,472,506 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Class B units, no par value, unlimited units authorized, 109,372,950 and 112,584,211 units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Paid-in capital	557,856	590,236
Accumulated deficit	(13,012)	(114,905)
Accumulated other comprehensive loss	(1,096)	(1,122)
Class A unitholders’ capital	543,748	474,209
Non-controlling interests in consolidated subsidiaries	1,258,921	1,234,169
Non-controlling interests in consolidated funds	48,202	—
Total unitholders’ capital	1,850,871	1,708,378
Total liabilities and unitholders’ capital	$52,647,451	$45,263,254

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Management fees	$54,243	$56,786	$146,234	$149,422
Incentive income	—	—	—	2,317
Total revenues	54,243	56,786	146,234	151,739
Expenses:
Compensation and benefits	(101,482)	(95,660)	(292,509)	(279,638)
Equity-based compensation	(10,557)	(7,320)	(30,226)	(20,877)
Incentive income compensation	(43,048)	(49,222)	(170,801)	(308,446)
Total compensation and benefits expense	(155,087)	(152,202)	(493,536)	(608,961)
General and administrative	(15,294)	(31,094)	(79,197)	(80,227)
Depreciation and amortization	(2,402)	(1,791)	(6,138)	(5,266)
Consolidated fund expenses	(79,618)	(29,071)	(147,234)	(80,749)
Total expenses	(252,401)	(214,158)	(726,105)	(775,203)
Other income (loss):
Interest expense	(34,564)	(17,337)	(84,263)	(42,931)
Interest and dividend income	861,109	389,078	1,507,306	1,375,923
Net realized gain on consolidated funds’ investments	428,267	766,199	1,596,596	2,796,448
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(1,638,736)	97,773	(168,368)	1,007,495
Investment income	5,768	11,468	15,149	22,600
Other income, net	2,695	148	1,006	412
Total other income (loss)	(375,461)	1,247,329	2,867,426	5,159,947
Income (loss) before income taxes	(573,619)	1,089,957	2,287,555	4,536,483
Income taxes	(5,341)	(726)	(19,088)	(18,874)
Net income (loss)	(578,960)	1,089,231	2,268,467	4,517,609
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	665,424	(916,875)	(1,843,652)	(3,743,327)
Net income attributable to non-controlling interests in consolidated subsidiaries	(67,551)	(129,408)	(322,922)	(617,191)
Net income attributable to Oaktree Capital Group, LLC	$18,913	$42,948	$101,893	$157,091
Distributions declared per Class A unit	$0.55	$1.51	$2.53	$3.97
Net income per unit (basic and diluted):
Net income per Class A unit	$0.43	$1.12	$2.41	$4.64
Weighted average number of Class A units outstanding	43,480	38,239	42,234	33,845

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended September 30, 2014	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income (loss)	$18,913	$67,551	$(665,424)	$(578,960)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(472)	(1,187)	—	(1,659)
Unrealized gain on interest-rate swap designated as cash-flow hedge	320	806	—	1,126
Other comprehensive loss, net of tax	(152)	(381)	—	(533)
Total comprehensive income (loss)	18,761	67,170	(665,424)	(579,493)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(67,170)	665,424	598,254
Comprehensive income attributable to Oaktree Capital Group, LLC	$18,761	$—	$—	$18,761
Three Months Ended September 30, 2013
Net income	$42,948	$129,408	$916,875	$1,089,231
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	784	2,306	—	3,090
Unrealized loss on interest-rate swap designated as cash-flow hedge	(61)	(179)	—	(240)
Other comprehensive income, net of tax	723	2,127	—	2,850
Total comprehensive income	43,671	131,535	916,875	1,092,081
Less: Comprehensive income attributable to non-controlling interests	—	(131,535)	(916,875)	(1,048,410)
Comprehensive income attributable to Oaktree Capital Group, LLC	$43,671	$—	$—	$43,671

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — (Continued)
(in thousands)

Nine Months Ended September 30, 2014	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$101,893	$322,922	$1,843,652	$2,268,467
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(457)	(1,122)	—	(1,579)
Unrealized gain on interest-rate swap designated as cash-flow hedge	483	1,165	—	1,648
Other comprehensive income, net of tax	26	43	—	69
Total comprehensive income	101,919	322,965	1,843,652	2,268,536
Less: Comprehensive income attributable to non-controlling interests	—	(322,965)	(1,843,652)	(2,166,617)
Comprehensive income attributable to Oaktree Capital Group, LLC	$101,919	$—	$—	$101,919
Nine Months Ended September 30, 2013
Net income	$157,091	$617,191	$3,743,327	$4,517,609
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(772)	—	(773)
Unrealized gain on interest-rate swap designated as cash-flow hedge	638	2,362	—	3,000
Other comprehensive income, net of tax	637	1,590	—	2,227
Total comprehensive income	157,728	618,781	3,743,327	4,519,836
Less: Comprehensive income attributable to non-controlling interests	—	(618,781)	(3,743,327)	(4,362,108)
Comprehensive income attributable to Oaktree Capital Group, LLC	$157,728	$—	$—	$157,728

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,268,467	$4,517,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment income	(15,149)	(22,600)
Depreciation and amortization	6,138	5,266
Equity-based compensation	30,226	20,877
Net realized and unrealized gains from consolidated funds’ investments	(1,428,228)	(3,803,943)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(3,244)	(32,187)
Income distributions from corporate investments in companies	41,470	37,706
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(193,591)	(43,512)
Increase (decrease) in net due to affiliates	(1,583)	(4,609)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	21,668	(25,433)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(26,516)	2,343
(Increase) decrease in due from brokers	(406,199)	62,380
(Increase) decrease in receivables for securities sold	70,100	(248,110)
Increase in payables for securities purchased	57,087	664,626
Purchases of securities	(16,864,421)	(13,143,842)
Proceeds from maturities and sales of securities	13,569,344	16,677,061
Net cash provided by (used in) operating activities	(2,874,431)	4,663,632
Cash flows from investing activities:
Purchases of U.S. Treasury securities	(239,803)	(702,456)
Proceeds from maturities and sales of U.S. Treasury securities	436,041	366,205
Corporate investments in funds and companies	(23,381)	(8,870)
Distributions from corporate investments in funds and companies	26,251	2,034
Acquisition, net of cash acquired (Highstar)	(25,637)	—
Purchases of fixed assets	(4,940)	(3,027)
Other	—	(40,000)
Net cash provided by (used in) investing activities	168,531	(386,114)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$500,000	$—
Payment of debt issuance costs	(2,196)	—
Repayments of debt obligations	(229,464)	(29,465)
Proceeds from issuance of Class A units	296,650	419,908
Purchase of OCGH units	(298,485)	(420,741)
Distributions to Class A unitholders	(104,997)	(131,999)
Distributions to OCGH unitholders	(344,300)	(527,101)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	6,269,965	4,613,588
Distributions to non-controlling interests	(5,035,110)	(10,033,373)
Proceeds from debt obligations issued by collateralized loan obligation vehicles	978,526	—
Payment of debt issuance costs	(17,834)	—
Borrowings on credit facilities	5,694,328	3,030,121
Repayments on credit facilities	(3,765,522)	(1,513,283)
Net cash provided by (used in) financing activities	3,941,561	(4,592,345)
Effect of exchange rate changes on cash	(6,858)	10,330
Net increase (decrease) in cash and cash-equivalents	1,228,803	(304,497)
Cash and cash-equivalents, beginning balance	2,637,665	2,928,526
Cash and cash-equivalents, ending balance	$3,866,468	$2,624,029

* * *
Supplemental disclosure of non-cash activities:
Issuance of OCGH units related to the Highstar acquisition	$3,996	$—
Net assets related to the initial consolidation of a fund	961,634	—
Non-controlling interests in consolidated subsidiaries acquired	72,195	—

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2013	38,473	112,584	$590,236	$(114,905)	$(1,122)	$1,234,169	$—	$1,708,378
Activity for the nine months ended September 30, 2014:
Issuance of Class A units	5,007	—	296,650	—	—	—	—	296,650
Issuance of Class B units	—	1,891	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(56)	—	—	—	—	—	—
Cancellation of Class B units	—	(5,046)	—	—	—	—	—	—
Issuance of OCGH units related to the Highstar acquisition	—	—	1,137	—	—	2,859	—	3,996
Purchase of OCGH units from OCGH unitholders	—	—	(296,400)	—	—	—	—	(296,400)
Deferred tax effect resulting from the purchase of OCGH units	—	—	14,122	—	—	—	—	14,122
Repurchase and cancellation of OCGH units	—	—	—	—	—	(2,085)	—	(2,085)
Non-controlling interests related to the Highstar acquisition	—	—	—	—	—	72,195	—	72,195
Capital contributions	—	—	—	—	—	2,668	47,459	50,127
Equity reallocation between controlling and non-controlling interests	—	—	48,725	—	—	(48,725)	—	—
Capital increase related to equity-based compensation	—	—	8,383	—	—	21,843	—	30,226
Distributions declared	—	—	(104,997)	—	—	(346,968)	(130)	(452,095)
Net income	—	—	—	101,893	—	322,922	873	425,688
Foreign currency translation adjustment, net of tax	—	—	—	—	(457)	(1,122)	—	(1,579)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	483	1,165	—	1,648
Unitholders’ capital as of September 30, 2014	43,480	109,373	$557,856	$(13,012)	$(1,096)	$1,258,921	$48,202	$1,850,871

Unitholders’ capital as of December 31, 2012	30,181	120,268	$645,053	$(336,903)	$(1,748)	$1,087,491	$—	$1,393,893
Activity for the nine months ended September 30, 2013:
Issuance of Class A units	8,058	—	419,908	—	—	—	—	419,908
Issuance of Class B units	—	673	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(44)	—	—	—	—	—	—
Cancellation of Class B units	—	(8,076)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(419,908)	—	—	—	—	(419,908)
Deferred tax effect resulting from the purchase of OCGH units	—	—	20,161	—	—	—	—	20,161
Repurchase and cancellation of OCGH units	—	—	—	—	—	(833)	—	(833)
Equity reallocation between controlling and non-controlling interests	—	—	76,685	—	—	(76,685)	—	—
Capital increase related to equity-based compensation	—	—	4,700	—	—	16,177	—	20,877
Distributions declared	—	—	(131,999)	—	—	(527,101)	—	(659,100)
Net income	—	—	—	157,091	—	617,191	—	774,282
Foreign currency translation adjustment, net of tax	—	—	—	—	(1)	(772)	—	(773)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	638	2,362	—	3,000
Unitholders’ capital as of September 30, 2013	38,239	112,821	$614,600	$(179,812)	$(1,111)	$1,117,830	$—	$1,551,507

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014
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
Oaktree Capital Group, LLC was formed on April 13, 2007. Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the Company’s senior executives, current and former employees and certain other investors (the “OCGH unitholders”). The Company’s operations are conducted through a group of operating entities collectively referred to as the Oaktree Operating Group. OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. An Oaktree Operating Group unit is not a legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. The Class B units are entitled to ten votes per unit and have no economic interest in the Company, whereas the Class A units are only entitled to one vote per unit. Consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The Company consolidates those entities where it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As of September 30, 2014, this included six VIEs for which the Company was considered the primary beneficiary, and substantially all of Oaktree’s closed-end, commingled open-end and evergreen funds for which the Company acts as the sole general partner and is deemed to control through a voting interest model.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

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
While the Company holds variable interests in the Oaktree funds, most of those funds do not meet the characteristics of a VIE. As of September 30, 2014, the Company consolidated six VIEs for which it was the primary beneficiary, including Oaktree AIF Holdings, Inc. (“AIF”), which was formed to hold certain assets for regulatory and other purposes and is immaterial to the Company. The five remaining VIEs represented CLOs for which the Company acts as collateral manager. Three of the CLOs had not priced as of September 30, 2014. As of September 30, 2014 and December 31, 2013, there were no VIEs for which the Company was not the primary beneficiary. As of December 31, 2013, the Company consolidated two VIEs.
As of September 30, 2014, the Company consolidated five CLOs with total assets and liabilities of $1.3 billion and $1.1 billion, respectively. The assets and liabilities of the CLOs primarily consist of investments in debt securities and loans, respectively, issued by the CLOs. The loans issued by each CLO are collateralized by the investments held by the CLO, and assets of one CLO may not be used to satisfy liabilities of another. In exchange for managing the collateral of the CLOs, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of September 30, 2014, the Company had invested an aggregate $126.1 million in its CLOs, which represented its maximum risk of loss. The Company’s investments are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Investors in the CLOs have no recourse against the Company for any losses they sustain.
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
Accordingly, Oaktree’s condensed consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling redeemable interests in consolidated funds in the accompanying condensed consolidated financial statements. All of the revenues earned by Oaktree from those funds are eliminated in consolidation. However, because the eliminated amounts are earned

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

from and funded by non-controlling interests, Oaktree’s attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination of those amounts in consolidation has no effect on net income or loss attributable to the Company. All intercompany transactions and balances have been eliminated in consolidation.
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
Non-controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries reflect the portion of unitholders' capital attributable to OCGH unitholders (“OCGH non-controlling interest”), certain related parties and other third parties. All non-controlling interests in consolidated subsidiaries are attributed a share of income or loss in the respective consolidated subsidiary based on the relative economic interests of the OCGH unitholders or third parties after consideration of contractual arrangements that govern allocations of income or loss. Please see note 9 for more information.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires the use of estimates and judgment to measure the fair value of the identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree as of the acquisition date. Contingent consideration that is determined to be part of the business combination is recognized at fair value as of the acquisition date and is included in the purchase price. Transaction costs are expensed as incurred.
Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually in the fourth

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

quarter of each fiscal year or more frequently when events and circumstances indicate that impairment may have occurred.
The Company's intangible assets acquired in business combinations are primarily contractual rights to earn future management fees and incentive income. Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to seven years, and are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.
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
In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being valued by the investment or valuation teams. The valuations are then reviewed and approved by the valuation team and the valuation committee of each investment strategy, which consists of senior members of the investment team. All Level III investment values are ultimately approved by the valuation committees and designated investment professionals, as well as the valuation officer, who is independent of the investment teams. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company evaluates changes in fair-value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

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
In addition, the Company has elected the fair value option for the assets of its CLOs. Assets of the CLOs are included in investments, at fair value and liabilities of the CLOs are reflected in collateralized loan obligation loans payable in the condensed consolidated statements of financial condition. The Company's accounting for CLOs is similar to its accounting for closed-end funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. Realized gains or losses and changes in the fair value of consolidated CLO assets are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments, respectively, in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, while their interest expense and other expenses are included in interest expense and consolidated fund expenses, respectively, in the condensed consolidated statements of operations.
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
September 30, 2014
($ in thousands, except where noted)

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
These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by the Company do not necessarily represent the amounts that eventually may be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

Recent Accounting Developments
In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for the Company in the fourth quarter of 2016, with early adoption permitted. The Company does not expect that adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In August 2014, the FASB issued guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity. The guidance applies to reporting entities that are required to consolidate a collateralized financing entity under the VIE guidance when (a) the reporting entity measures all of the financial assets and financial liabilities of that consolidated financing entity at fair value in the consolidated financial statements and (b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance provides an alternative for measuring the financial assets and financial liabilities of a consolidated collateralized financing entity to eliminate differences in the fair value of those financial assets and financial liabilities as determined under GAAP. The guidance is effective for the Company in the first quarter of 2016, with early adoption permitted. The Company is currently evaluating the effect that adoption may have on its condensed consolidated financial statements.
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
In June 2013, the FASB issued guidance that amended the criteria by which an entity qualifies as an investment company for accounting purposes. The guidance also clarified the characteristics of and provided measurement and disclosure requirements for an investment company. The Company adopted this guidance in the first quarter of 2014, which resulted in additional disclosures (please see note 13), but did not have a material impact on its condensed consolidated financial statements.
3. BUSINESS COMBINATIONS
On August 1, 2014, the Company completed its acquisition of the Highstar Capital team (“Highstar”) and certain Highstar entities for $31.4 million in cash, 100,595 OCGH units and contingent consideration of up to $60 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree, resulted in $50.8 million of goodwill, $28.0 million of intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV, L.P. (“Fund IV”), and $72.2 million of non-controlling interests in certain acquired subsidiaries that principally relate to investments in Fund IV. The Company consolidated the financial position and results of operations of the controlled Highstar entities, including Fund IV, as of August 1, 2014, and accounted for this transaction as a business combination.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

4. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
United States:
Debt securities:
Consumer discretionary	$2,884,039	$3,017,755	6.4%	7.6%
Consumer staples	585,963	801,959	1.3	2.0
Energy	909,878	650,336	2.0	1.6
Financials	613,796	554,115	1.4	1.4
Government	145,965	—	0.3	—
Health care	1,002,629	600,570	2.2	1.5
Industrials	1,798,894	1,768,600	4.0	4.4
Information technology	1,142,531	1,130,614	2.5	2.8
Materials	1,501,061	1,094,476	3.3	2.7
Telecommunication services	325,599	289,046	0.7	0.7
Utilities	1,513,060	2,182,098	3.3	5.6
Total debt securities (cost: $12,661,266 and $12,008,435 as of September 30, 2014 and December 31, 2013, respectively)	12,423,415	12,089,569	27.4	30.3
Equity securities:
Consumer discretionary	2,709,327	3,164,000	6.0	7.9
Consumer staples	530,953	482,521	1.2	1.2
Energy	1,721,697	570,839	3.8	1.4
Financials	7,075,077	6,474,365	15.6	16.3
Health care	263,805	310,582	0.6	0.8
Industrials	2,940,799	1,840,900	6.5	4.6
Information technology	229,594	227,608	0.5	0.6
Materials	951,037	923,933	2.1	2.3
Telecommunication services	31,600	51,881	0.0	0.1
Utilities	271,029	193,984	0.6	0.5
Total equity securities (cost: $13,350,827 and $11,104,484 as of September 30, 2014 and December 31, 2013, respectively)	16,724,918	14,240,613	36.9	35.7

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Europe:
Debt securities:
Consumer discretionary	$1,454,743	$1,519,530	3.2%	3.8%
Consumer staples	187,613	159,489	0.4	0.4
Energy	376,966	295,942	0.8	0.7
Financials	696,012	612,123	1.5	1.5
Health care	92,525	39,189	0.2	0.1
Industrials	347,871	378,797	0.8	1.0
Information technology	47,921	22,216	0.1	0.1
Materials	463,134	663,984	1.0	1.7
Telecommunication services	111,857	175,231	0.3	0.4
Utilities	25,444	18,581	0.1	0.0
Total debt securities (cost: $3,776,455 and $3,349,740 as of September 30, 2014 and December 31, 2013, respectively)	3,804,086	3,885,082	8.4	9.7
Equity securities:
Consumer discretionary	224,628	198,045	0.5	0.5
Consumer staples	49,204	385,595	0.1	1.0
Energy	122,805	129,207	0.3	0.3
Financials	4,223,002	2,763,198	9.3	6.9
Health care	54,600	13,084	0.1	0.0
Industrials	1,353,026	784,524	3.0	2.0
Information technology	2,052	1,341	0.0	0.0
Materials	389,389	249,732	0.9	0.6
Telecommunication services	—	1,382	—	0.0
Total equity securities (cost: $5,780,068 and $4,111,171 as of September 30, 2014 and December 31, 2013, respectively)	6,418,706	4,526,108	14.2	11.3
Asia and other:
Debt securities:
Consumer discretionary	139,071	93,087	0.3	0.2
Consumer staples	58,411	25,424	0.1	0.1
Energy	163,261	74,167	0.4	0.2
Financials	287,028	159,369	0.6	0.4
Government	47,623	—	0.1	—
Health care	50,078	31,057	0.1	0.1
Industrials	834,675	1,247,793	1.8	3.1
Information technology	23,841	21,842	0.1	0.1
Materials	200,514	84,107	0.5	0.2
Telecommunication services	—	1,884	—	0.0
Utilities	10,299	6,808	0.0	0.0
Total debt securities (cost: $1,726,021 and $1,639,694 as of September 30, 2014 and December 31, 2013, respectively)	1,814,801	1,745,538	4.0	4.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Asia and other:
Equity securities:
Consumer discretionary	$656,264	$422,731	1.5%	1.1%
Consumer staples	127,359	42,937	0.3	0.1
Energy	326,006	267,494	0.7	0.7
Financials	1,414,268	1,211,033	3.1	3.0
Health care	28,125	8,124	0.1	0.0
Industrials	919,351	1,136,934	2.0	2.9
Information technology	333,143	130,714	0.7	0.3
Materials	136,789	63,395	0.3	0.2
Telecommunication services	—	17,719	—	0.0
Utilities	177,118	123,897	0.4	0.3
Total equity securities (cost: $3,308,870 and $2,734,160 as of September 30, 2014 and December 31, 2013, respectively)	4,118,423	3,424,978	9.1	8.6
Total debt securities	18,042,302	17,720,189	39.8	44.4
Total equity securities	27,262,047	22,191,699	60.2	55.6
Total investments, at fair value	$45,304,349	$39,911,888	100.0%	100.0%
Securities Sold Short:
Securities sold short – equities (proceeds: $98,188 and $137,092 as of September 30, 2014 and December 31, 2013, respectively)	$(89,869)	$(140,251)
As of September 30, 2014 and December 31, 2013, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended September 30,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$445,304	$(1,970,423)	$760,923	$306,542
Foreign currency forward contracts (1)	(12,035)	346,855	9,382	(222,589)
Total-return, credit-default and interest-rate swaps (1)	(2,829)	(22,726)	(1,235)	19,637
Options and futures (1)	(1,507)	6,233	(2,871)	(5,817)
Swaptions (2)	(666)	1,325	—	—
Total	$428,267	$(1,638,736)	$766,199	$97,773

	Nine Months Ended September 30,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$1,684,794	$(470,724)	$2,773,547	$998,935
Foreign currency forward contracts (1)	(106,223)	342,592	28,934	(38,598)
Total-return, credit-default and interest-rate swaps (1)	41,086	(36,290)	2,648	44,396
Options and futures (1)	(22,395)	41	(8,681)	2,762
Swaptions (2)	(666)	(3,987)	—	—
Total	$1,596,596	$(168,368)	$2,796,448	$1,007,495

(1)	Please see note 6 for additional information.

(2)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

5. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and liabilities by fair-value hierarchy level are set forth below:

	As of September 30, 2014				As of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury securities (1)	$480,362	$—	$—	$480,362	$676,600	$—	$—	$676,600
Forward currency contracts (2)	—	20,360	—	20,360	—	7,893	—	7,893
Total-return swap (2)	—	—	—	—	—	4,515	—	4,515
Total assets	$480,362	$20,360	$—	$500,722	$676,600	$12,408	$—	$689,008

Liabilities
Contingent consideration (3)	$—	$—	$(25,559)	$(25,559)	$—	$—	$—	$—
Forward currency contracts (3)	—	(1,636)	—	(1,636)	—	(6,141)	—	(6,141)
Interest-rate swaps (3)	—	(2,521)	—	(2,521)	—	(4,171)	—	(4,171)
Total liabilities	$—	$(4,157)	$(25,559)	$(29,716)	$—	$(10,312)	$—	$(10,312)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The short-term nature of cash and cash-equivalents held at the consolidated funds causes their carrying value to approximate fair value. The fair value of cash-equivalents is a Level I valuation. The table below summarizes the investments and other financial instruments of the consolidated funds by fair-value hierarchy level:

	As of September 30, 2014				As of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$7,943,937	$2,031,963	$9,975,900	$—	$7,352,129	$2,809,437	$10,161,566
Corporate debt – all other	475	5,508,260	2,557,667	8,066,402	798	5,125,646	2,432,179	7,558,623
Equities – common stock	6,101,129	237,450	9,552,077	15,890,656	4,804,068	1,109,270	6,700,015	12,613,353
Equities – preferred stock	15,267	2,472	1,239,394	1,257,133	4,101	8,483	919,771	932,355
Real estate	—	—	7,799,206	7,799,206	—	37,184	6,221,294	6,258,478
Real estate loan portfolios	—	—	2,297,898	2,297,898	—	—	2,369,441	2,369,441
Other	1,367	—	15,787	17,154	2,656	1,708	13,708	18,072
Total investments	6,118,238	13,692,119	25,493,992	45,304,349	4,811,623	13,634,420	21,465,845	39,911,888
Derivatives:
Forward currency contracts	—	312,939	—	312,939	—	51,765	—	51,765
Swaps	—	14,750	4,093	18,843	—	18,318	—	18,318
Options and futures	3,040	27,932	—	30,972	101	18,037	—	18,138
Swaptions	—	1,530	—	1,530	—	6,716	—	6,716
Total derivatives	3,040	357,151	4,093	364,284	101	94,836	—	94,937
Total assets	$6,121,278	$14,049,270	$25,498,085	$45,668,633	$4,811,724	$13,729,256	$21,465,845	$40,006,825

Liabilities
Securities sold short – equities	$(89,869)	$—	$—	$(89,869)	$(140,251)	$—	$—	$(140,251)
Derivatives:
Forward currency contracts	—	(48,247)	—	(48,247)	—	(135,246)	—	(135,246)
Swaps	—	(42,947)	—	(42,947)	—	(7,096)	—	(7,096)
Options and futures	(206)	(4,391)	—	(4,597)	(5,030)	(1,184)	—	(6,214)
Swaptions	—	(572)	—	(572)	—	(1,324)	—	(1,324)
Total derivatives	(206)	(96,157)	—	(96,363)	(5,030)	(144,850)	—	(149,880)
Total liabilities	$(90,075)	$(96,157)	$—	$(186,232)	$(145,281)	$(144,850)	$—	$(290,131)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

The following tables summarize changes in the fair value of the Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Three Months Ended September 30, 2014:
Beginning balance	$1,944,391	$2,346,508	$8,334,621	$1,200,716	$8,020,570	$2,516,827	$836	$14,887	$24,379,356
Transfers into Level III	3,976	151,436	428,142	—	3,925	—	—	—	587,479
Transfers out of Level III	(219,950)	—	(382,830)	(76,821)	(3,925)	—	—	—	(683,526)
Purchases	484,567	222,089	1,547,303	73,276	453,157	48,822	—	1,000	2,830,214
Sales	(128,806)	(80,736)	(160,046)	(1,208)	(690,580)	(413,965)	—	(232)	(1,475,573)
Realized gains (losses), net	15,274	(31,977)	11,350	(893)	167,963	87,627	—	(874)	248,470
Unrealized appreciation (depreciation), net	(67,489)	(49,653)	(226,463)	44,324	(151,904)	58,587	3,257	1,006	(388,335)
Ending balance	$2,031,963	$2,557,667	$9,552,077	$1,239,394	$7,799,206	$2,297,898	$4,093	$15,787	$25,498,085
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(85,726)	$(7,465)	$(25,962)	$83,015	$(42,386)	$58,587	$3,257	$(99)	$(16,779)
Three Months Ended September 30, 2013:
Beginning balance	$1,711,680	$2,535,280	$7,373,118	$663,523	$5,199,534	$1,989,515	$55,817	$14,516	$19,542,983
Transfers into Level III	276,696	48,124	105,583	118,496	—	—	—	—	548,899
Transfers out of Level III	(72,043)	(14,544)	(654,361)	(9,991)	—	—	—	—	(750,939)
Purchases	533,073	240,959	334,417	105,921	624,020	253,669	—	—	2,092,059
Sales	(280,820)	(254,764)	(860,649)	(723)	(148,528)	(357,451)	—	—	(1,902,935)
Realized gains (losses), net	19,096	65,722	397,272	164	24,190	9,781	—	—	516,225
Unrealized appreciation (depreciation), net	101,226	40,856	(226,424)	(14,590)	156,494	83,618	18,980	(401)	159,759
Ending balance	$2,288,908	$2,661,633	$6,468,956	$862,800	$5,855,710	$1,979,132	$74,797	$14,115	$20,206,051
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$102,940	$22,270	$(14,316)	$30,688	$138,039	$83,618	$18,973	$(344)	$381,868

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Nine Months Ended September 30, 2014:
Beginning balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Transfers into Level III	816,797	313,982	852,824	—	132,502	—	—	—	2,116,105
Transfers out of Level III	(1,768,697)	(18,871)	(876,178)	(83,365)	(94,821)	—	—	—	(2,841,932)
Purchases	888,791	501,385	3,068,812	249,973	2,146,535	699,234	—	2,000	7,556,730
Sales	(735,809)	(689,974)	(477,359)	(69,486)	(1,268,380)	(1,064,002)	—	(232)	(4,305,242)
Realized gains (losses), net	120,750	87,061	76,760	(16,978)	264,088	145,066	—	(874)	675,873
Unrealized appreciation (depreciation), net	(99,306)	(68,095)	207,203	239,479	397,988	148,159	4,093	1,185	830,706
Ending balance	$2,031,963	$2,557,667	$9,552,077	$1,239,394	$7,799,206	$2,297,898	$4,093	$15,787	$25,498,085
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(44,291)	$72,149	$533,070	$264,924	$556,131	$148,159	$4,093	$79	$1,534,314
Nine Months Ended September 30, 2013:
Beginning balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Transfers into Level III	440,605	59,544	698,735	385,099	15,055	—	—	—	1,599,038
Transfers out of Level III	(669,172)	(215,738)	(1,059,337)	(9,991)	—	—	—	—	(1,954,238)
Purchases	827,924	358,510	685,588	203,315	1,556,156	849,342	—	—	4,480,835
Sales	(708,296)	(898,672)	(2,277,253)	(312,669)	(497,633)	(810,873)	—	—	(5,505,396)
Realized gains (losses), net	18,523	157,027	922,320	55,985	169,388	27,713	—	—	1,350,956
Unrealized appreciation (depreciation), net	125,848	41,911	(602,148)	(109,035)	666,602	175,128	30,092	(1,432)	326,966
Ending balance	$2,288,908	$2,661,633	$6,468,956	$862,800	$5,855,710	$1,979,132	$74,797	$14,115	$20,206,051
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$90,534	$101,485	$119,749	$(50,371)	$616,914	$175,128	$30,092	$(1,376)	$1,082,155

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
There were no transfers between Level I and Level II positions for the three months ended September 30, 2014 and 2013. Transfers between Level I and Level II positions for the nine months ended September 30, 2014 included $739.7 million from Level II to Level I due to the removal of discounts on three exchange-traded common equity investments upon the expiration of lockup periods and increased trading volume for one exchange-traded common equity investment. Transfers between Level I and Level II positions for the nine months ended September 30, 2013 included $1.1 billion from Level II to Level I for an investment in common equity that began trading on a securities exchange.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market trading activity during the respective period and thus were valued using observable inputs. Transfers into Level III typically reflected either investments that experienced a less significant level of market trading activity or portfolio companies that undertook restructurings or bankruptcy proceedings and thus were valued in the absence of observable inputs.
The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2014:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$181,332	Discounted cash flow (1)	Discount rate	5% – 23%	12%
	577,793	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 12x	6x
	133,396	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	181,786	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	163,038	Discounted cash flow (1)	Discount rate	12% – 17%	12%
	55,438	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	267,091	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	6% – 8%	7%
	287,366	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	73,237	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	244,077	Discounted cash flow (1)	Discount rate	5% – 19%	13%
	329,854	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	10% – 16%	13%
	76,370	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 9x	6x
	82,373	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	65,511	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	173,719	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	102,767	Discounted cash flow (1)	Discount rate	11% – 14%	13%
	187,709	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	14% – 16%	15%
	204,270	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 8x	8x
	85,568	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	462,283	Discounted cash flow (1)	Discount rate	5% – 14%	11%
	356,534	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 10x	9x
	30,752	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	271,459	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
Energy:	52,699	Discounted cash flow (1)	Discount rate	10% – 12%	11%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

	$1,124,865	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 15x	12x
	232,269	Recent transaction price (5)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	186,091	Other	Not applicable	Not applicable	Not applicable
Industrials:	2,006,387	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 14x	8x
	2,394,023	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.3x	1x
	41,800	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	634,939	Recent market information (6)	Quoted prices / discount	0% – 5%	4%
Materials:	1,130,739	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 10x	8x
	52,185	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	127,731	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Other:	1,497,860	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 13x	8x
	791,601	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.4x	1.1x
	237,468	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	226,671	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	54,143	Other	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	2,779,492	Discounted cash flow (1)(7)	Discount rate	7% – 44%	14%
			Terminal capitalization rate	6% – 10%	8%
			Direct capitalization rate	5% – 8%	7%
			Net operating income growth rate	0% – 31%	9%
			Absorption rate	16% – 44%	35%
	1,629,207	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 18x	13x
	619,892	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.2x – 1.4x	1.3x
	940,366	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	788,660	Recent market information (6)	Quoted prices / discount	0% – 5%	4%
	946,016	Sales approach (8)	Market transactions	Not applicable	Not applicable
	95,573	Other	Not applicable	Not applicable	Not applicable
Real estate loan portfolios:
	1,441,573	Discounted cash flow (1)(7)	Discount rate	7% – 20%	14%
	856,325	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other	15,787
Total Level III investments	$25,498,085

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
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
September 30, 2014
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
September 30, 2014
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
During the nine months ended September 30, 2014, the valuation technique for one Level III equity security and one Level III credit-oriented security changed from a valuation based on recent market information to a market approach based on comparable companies, because the investee underwent a restructuring and its securities are no longer traded. One Level III real estate-oriented investment changed from a valuation based on recent market information to a market approach based on comparable companies as a result of a lack of recent market transaction data. Additionally, the valuation technique for one Level III equity security and one Level III credit-oriented security changed from a valuation based on a discounted cash flow to a market approach based on comparable companies as a result of the evolution of the underlying investments.
During the nine months ended September 30, 2013, one Level III real estate-oriented investment commenced trading on a securities exchange, causing its valuation technique to change from a market approach based on the value of underlying assets to a valuation based on recent market information, as adjusted for factors stemming from the structure of the equity interests owned by the consolidated funds. Additionally, the valuation technique for certain Level III real estate loan portfolios changed to a discounted cash flow method from a combination of recent market and sales information due to the lack of recent market transactions.
6. HEDGES AND OTHER DERIVATIVE INSTRUMENTS
The Company enters into derivative instruments as part of its overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business are addressed as part of the Company’s overall risk management strategy that may include the use of derivative instruments to economically hedge or reduce these exposures. From time to time, the Company may enter into (a) foreign currency option and forward contracts to reduce earnings and cash-flow volatility associated with changes in foreign currency exchange rates, and (b) interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable-rate borrowings. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade credit ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
In January 2013, the Company entered into an interest-rate swap with a notional value of $175.0 million, of which $168.8 million was designated to hedge a portion of the interest-rate risk associated with its variable-rate

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

borrowings. As of September 30, 2014, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $356.3 million. These hedges continued to be effective as of that date. As of December 31, 2013, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $378.8 million.
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
In February 2014, the Company closed its TRS position resulting in realized gains of $7.1 million, and received $1.4 million in cash at closing. In connection with the launch of a CLO, the Company contributed the $50.0 million cash collateral deposit and $5.7 million of remaining realized gains due from the counterparty under the TRS agreement, and an additional $4.5 million in cash, to the CLO. The CLO purchased the underlying reference securities that were held by the counterparty under the TRS agreement at fair value of $312.9 million plus $1.0 million of interest receivable. The CLO paid $258.2 million in cash, net of the $50.0 million cash collateral deposit and $5.7 million of realized gains due from the counterparty under the TRS agreement. The CLO was funded with the Company's $60.2 million in aggregate contributions and net proceeds of $450.0 million in cash from the issuance of $456.0 million in senior secured notes to a third party, net of $6.0 million in debt issuance costs. Please see note 7 for more information regarding CLO loans payable.
Freestanding derivatives are instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These instruments may include foreign currency exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of forward currency sell contracts consisted of the following:

As of September 30, 2014:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 10/8/14-9/30/15	163,120	$221,421	$206,346	$15,075
USD (buy GBP), expiring 10/31/14-9/30/15	78,034	78,034	79,671	(1,637)
Japanese Yen, expiring 10/31/14-9/30/15	7,314,300	72,102	66,816	5,286
Total		$371,557	$352,833	$18,724

As of December 31, 2013:
Euro, expiring 1/8/14-10/31/14	115,685	$153,959	$159,485	$(5,526)
USD (buy GBP), expiring 1/8/14-9/30/14	54,361	54,361	50,286	4,075
GBP, expiring 4/30/14	3,000	4,643	4,966	(323)
Japanese Yen, expiring 1/31/14-1/30/15	6,261,700	63,107	59,581	3,526
Total		$276,070	$274,318	$1,752

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

There were no TRS positions outstanding as of September 30, 2014. The fair value of the TRS contract as of December 31, 2013 is included in other assets in the condensed consolidated statements of financial condition and is shown below.

	As of December 31, 2013
	Notional	Fair Value
Total-return swap	$189,089	$4,515
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Foreign Currency Forward Contracts:	2014	2013	2014	2013
General and administrative expenses (1)	$17,231	$(3,531)	$18,325	$1,318

Total-return Swap:
Investment income	$—	$132	$2,554	$132

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of both September 30, 2014 and December 31, 2013, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
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
The average notional amounts of foreign currency and total-return swap contracts outstanding, respectively, during the nine months ended September 30, 2014 were $4.8 billion long and $286.1 million short, and $1.1 billion long and $21.7 million short.
The impact of derivative instruments held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$(12,035)	$346,855	$9,382	$(222,589)
Total-return, credit-default and interest-rate swaps	(2,829)	(22,726)	(1,235)	19,637
Options and futures	(1,507)	6,233	(2,871)	(5,817)
Swaptions	(666)	1,325	—	—
Total	$(17,037)	$331,687	$5,276	$(208,769)

	Nine Months Ended September 30,
	2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$(106,223)	$342,592	$28,934	$(38,598)
Total-return, credit-default and interest-rate swaps	41,086	(36,290)	2,648	44,396
Options and futures	(22,395)	41	(8,681)	2,762
Swaptions	(666)	(3,987)	—	—
Total	$(88,198)	$302,356	$22,901	$8,560

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

Balance Sheet Offsetting
The Company recognizes all derivatives as assets or liabilities at fair value in its condensed consolidated statements of financial condition. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. The table below sets forth the setoff rights and related arrangements associated with derivative instruments held by the Company. The “gross amounts not offset in statements of financial condition” column represents derivative instruments that are eligible to be offset in accordance with applicable accounting guidance, but for which management has elected not to offset in the condensed consolidated statements of financial condition.

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2014				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$20,360	$—	$20,360	$4,157	$—	$16,203
Derivative assets of consolidated funds:
Foreign currency forward contracts	312,939	—	312,939	47,035	—	265,904
Total-return, credit-default and interest-rate swaps	18,843	—	18,843	14,031	—	4,812
Options and futures	30,972	—	30,972	11,075	—	19,897
Swaptions	1,530	—	1,530	1,530	—	—
Subtotal	364,284	—	364,284	73,671	—	290,613
Total	$384,644	$—	$384,644	$77,828	$—	$306,816

Derivative Liabilities:
Foreign currency forward contracts	$(1,636)	$—	$(1,636)	$(1,636)	$—	$—
Interest-rate swaps	(2,521)	—	(2,521)	(2,521)	—	—
Subtotal	(4,157)	—	(4,157)	(4,157)	—	—
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(48,247)	—	(48,247)	(46,662)	—	(1,585)
Total-return, credit-default and interest-rate swaps	(42,947)	—	(42,947)	(22,046)	(17,169)	(3,732)
Options and futures	(4,597)	—	(4,597)	(4,391)	(206)	—
Swaptions	(572)	—	(572)	(572)	—	—
Subtotal	(96,363)	—	(96,363)	(73,671)	(17,375)	(5,317)
Total	$(100,520)	$—	$(100,520)	$(77,828)	$(17,375)	$(5,317)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2013				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$7,893	$—	$7,893	$5,951	$—	$1,942
Total-return swaps	4,515	—	4,515	—	—	4,515
Subtotal	12,408	—	12,408	5,951	—	6,457
Derivative assets of consolidated funds:
Foreign currency forward contracts	51,765	—	51,765	31,223	—	20,542
Total-return, credit-default and interest-rate swaps	18,318	—	18,318	483	—	17,835
Options and futures	18,138	—	18,138	—	—	18,138
Swaptions	6,716	—	6,716	1,324	—	5,392
Subtotal	94,937	—	94,937	33,030	—	61,907
Total	$107,345	$—	$107,345	$38,981	$—	$68,364

Derivative Liabilities:
Foreign currency forward contracts	$(6,141)	$—	$(6,141)	$(4,466)	$—	$(1,675)
Interest-rate swaps	(4,171)	—	(4,171)	(1,485)	—	(2,686)
Subtotal	(10,312)	—	(10,312)	(5,951)	—	(4,361)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(135,246)	—	(135,246)	(31,223)	(11,583)	(92,440)
Total-return, credit-default and interest-rate swaps	(7,096)	—	(7,096)	(483)	(4,358)	(2,255)
Options and futures	(6,214)	—	(6,214)	—	(3,067)	(3,147)
Swaptions	(1,324)	—	(1,324)	(1,324)	—	—
Subtotal	(149,880)	—	(149,880)	(33,030)	(19,008)	(97,842)
Total	$(160,192)	$—	$(160,192)	$(38,981)	$(19,008)	$(102,203)

7. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	September 30, 2014	December 31, 2013
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$—	$10,714
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, variable rate term loan issued in December 2012, payable 2.5% per quarter through September 2017, final $125,000 payment on December 21, 2017, prepaid in March 2014	—	218,750
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2019	250,000	—
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	—
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	—
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	—
Total remaining principal	$850,000	$579,464
Future scheduled principal payments of debt obligations as of September 30, 2014 were as follows:

Remainder of 2014	$—
2015	—
2016	100,000
2017	—
2018	—
Thereafter	750,000
Total	$850,000
The Company was in compliance with all financial covenants associated with its senior notes and credit facility as of September 30, 2014 and December 31, 2013.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $898.2 million and $611.1 million as of September 30, 2014 and December 31, 2013, respectively, utilizing an average borrowing rate of 3.3% and 3.2%, respectively. As of September 30, 2014, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $881.3 million, whereas a 10% decrease would increase the estimated fair value to $915.8 million.
In September 2014, the Company’s subsidiaries Oaktree Capital Management, L.P. (the “Issuer”) and Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (the “Guarantors” and together with the Issuer, the “Obligors”) issued and sold to certain accredited investors $50.0 million aggregate principal amount of its 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100.0 million aggregate principal amount of its 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100.0 million aggregate principal amount of its 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “Notes”) pursuant to a note and guarantee agreement (the “Note Agreement”). The Notes are senior unsecured obligations of the Issuer, guaranteed by the Guarantors on a joint and several basis. Interest on the Notes is payable semi-annually.
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
In March 2014, the Company’s subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of September 30, 2014, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial covenants.
Credit Facilities of the Consolidated Funds
Certain consolidated funds maintain revolving credit facilities to fund investments between capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds’ limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. Additionally, certain consolidated funds have issued senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company. The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value for all periods presented due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and was $2.3 billion as of September 30, 2014 using

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

prices obtained from pricing vendors, and approximated carrying value as of December 31, 2013 due to a resulting yield that approximated the market rate. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. As of September 30, 2014, the consolidated funds were in compliance with all covenants.
The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit Agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	September 30, 2014	December 31, 2013
Credit facility (3)	$434,000	$434,000	$435,000	1.45%	11/14/2018	N/A	N/A
Senior variable rate notes (3)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (3)	499,221	498,916	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (3)	402,410	402,375	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	64,500	64,500	$64,500	1.65%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	420,000	—	$420,000	1.47%	8/15/2015	N/A	N/A
Senior variable rate notes (3)	84,316	—	$86,000	2.10%	8/15/2015	N/A	N/A
Credit facility (3)(4)	—	—	$650,000	1.25%	4/11/2017	N/A	N/A
Revolving credit facility	198,551	—	$350,000	2.50%	8/14/2015	0.25%	2.00%
Revolving credit facility	500,000	400,000	$500,000	1.60%	6/26/2015	0.25%	N/A
Revolving credit facility	85,200	67,000	$150,000	1.75%	12/15/2014	0.35%	N/A
Revolving credit facility	27,325	—	$125,000	1.75%	5/20/2015	0.35%	N/A
Revolving credit facility	35,000	—	$55,000	2.00%	12/15/2015	0.35%	2.00%
Revolving credit facility	—	—	$40,000	1.50%	12/5/2014	0.30%	1.50%
Euro-denominated revolving credit facility	676,287	13,090	€550,000	1.65%	2/25/2016	0.25%	1.65%
Euro-denominated revolving credit facility	77,135	—	€100,000	1.95%	2/2/2016	0.40%	1.95%
Revolving credit facility	—	2,800	$10,000	2.25%	9/1/2014	0.38%	N/A
Revolving credit facility	100,000	165,000	$350,000	1.65%	3/22/2015	0.25%	N/A
Revolving credit facility	120,200	—	$150,000	1.60%	1/16/2017	0.25%	1.60%
Revolving credit facility	28,850	—	$35,000	1.50%	12/11/2015	0.20%	N/A
Revolving credit facility	58,265	—	$61,000	2.95%	3/15/2019	N/A	N/A
Revolving credit facility	70,719	—	$70,000	3.58%	6/19/2015	N/A	N/A
Revolving credit facility	—	—	$100,000	1.60%	9/8/2016	0.25%	2.00%
Credit facility (5)	194,025	—	$194,025	2.04%	Various	N/A	N/A
	$4,325,504	$2,297,181

(1)	The facilities bear interest, at the borrower’s option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of September 30, 2014 and December 31, 2013, outstanding standby letters of credit totaled $42,881 and $55,954, respectively.

(3)	The credit facility is collateralized by the portfolio investments and cash and cash-equivalents of the fund.

(4)	The LIBOR margin is 1.25% through April 11, 2015, and 2.50% thereafter.

(5)
The credit facility is collateralized by specific investments of the fund. Of the total balance outstanding, $162.1 million matures on March 11, 2015 and the remaining $31.9 million matures on February 11, 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

Collateralized Loan Obligation Loans Payable
As of September 30, 2014, the Company consolidated five CLOs in its condensed consolidated financial statements. The table below sets forth the outstanding loans payable of the CLOs.

	As of September 30, 2014
	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)	$456,433	$458,856	2.25%	10.5
Senior secured notes (3)	74,676	74,676	2.59%	4.3
Senior secured notes (4)	422,785	417,317	2.58%	13.0
Subordinated note (5)	24,632	24,632	N/A	13.0
	$978,526	$975,481

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

The obligations with respect to the CLO loans payable are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of September 30, 2014, the fair value of the CLO assets was $1.3 billion and consisted of cash, corporate loans, corporate bonds and other securities. As of December 31, 2013, there were no assets or liabilities outstanding associated with the CLOs.
Future scheduled principal payments with respect to the CLO loans payable as of September 30, 2014 were as follows:

Remainder of 2014	$—
2015	—
2016	—
2017	—
2018	74,676
Thereafter	903,850
Total	$978,526

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

8. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been grossed up in the table below.

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$38,834,831	$39,670,831
Contributions	7,250,262	4,613,588
Distributions	(5,971,132)	(10,033,373)
Net income	1,842,779	3,743,327
Change in distributions payable	(944)	234,409
Change in accrued or deferred contributions	(7,000)	3,525
Initial consolidation of a fund	902,979	—
Foreign currency translation and other	(388,447)	97,605
Ending balance	$42,463,328	$38,329,912

9. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders' capital attributable to third parties and to OCGH unitholders’ economic interest in the Oaktree Operating Group, or OCGH non-controlling interest. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of September 30, 2014 and December 31, 2013, respectively, OCGH units represented 109,372,950 of the total 152,852,620 Oaktree Operating Group units and 112,584,211 of the total 151,056,717 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,652,806 and $1,655,911 as of September 30, 2014 and December 31, 2013, respectively, the OCGH non-controlling interest was $1,182,522 and $1,234,169. As of September 30, 2014, non-controlling interests attributable to third parties was $76,399.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

The following table sets forth a summary of the net income attributable to the OCGH unitholders' non-controlling interest and to the Class A unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	109,329	112,791	110,362	117,103
Class A unitholders	43,480	38,239	42,234	33,845
Total weighted average units outstanding	152,809	151,030	152,596	150,948
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$64,683	$129,408	$320,054	$617,191
Net income attributable to Class A unitholders	25,725	43,875	119,957	172,631
Oaktree Operating Group net income (1)	$90,408	$173,283	$440,011	$789,822
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$25,725	$43,875	$119,957	$172,631
Non-Operating Group expenses	(264)	(271)	(1,149)	(947)
Income tax expense of Intermediate Holding Companies	(6,548)	(656)	(16,915)	(14,593)
Net income attributable to Oaktree Capital Group, LLC	$18,913	$42,948	$101,893	$157,091

(1)    Oaktree Operating Group net income attributable to other non-controlling interests was $2,868.
The effects of changes in the Company’s ownership interest in the Oaktree Operating Group are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income attributable to Oaktree Capital Group, LLC	$18,913	$42,948	$101,893	$157,091
Equity reallocation between controlling and non-controlling interests	(391)	(160)	48,725	76,685
Change from net income attributable to Oaktree Capital Group, LLC and transfers from (to) non-controlling interest	$18,522	$42,788	$150,618	$233,776

On March 10, 2014, the Company issued and sold 5,000,000 Class A units to the underwriter in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to the Company. The Company did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in the Company’s business from certain of the Company’s directors, employees and other investors, including certain members of the Company’s senior management.
Please see notes 10, 11 and 12 for additional information regarding transactions that affected unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

10. EARNINGS PER UNIT
The computations of net income per Class A unit are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average units outstanding:	(in thousands, except per unit amounts)
Class A units outstanding	43,480	38,239	42,234	33,845
OCGH units exchangeable into Class A units (1)	—	—	—	—
Total weighted average units outstanding	43,480	38,239	42,234	33,845
Net income per Class A unit:
Net income	$18,913	$42,948	$101,893	$157,091
Weighted average units outstanding	43,480	38,239	42,234	33,845
Basic and diluted net income per Class A unit	$0.43	$1.12	$2.41	$4.64

(1)
Vested OCGH units are potentially exchangeable on a one-for-one basis into Class A units. As of September 30, 2014, there were 109,372,950 OCGH units outstanding, accordingly, the Company may cumulatively issue up to 109,372,950 additional Class A units through August 1, 2024 if all such units were exchanged. For all periods presented, OCGH units have been excluded from the calculation of diluted earnings per unit because the exchange of these units would proportionally increase Oaktree Capital Group, LLC’s interest in the Oaktree Operating Group and could have an anti-dilutive effect on earnings per unit to the extent that tax-related or other expenses were incurred by the Company as a result of the exchange.

11. EQUITY-BASED COMPENSATION
During the nine months ended September 30, 2014, the Company granted 1,770,418 restricted OCGH units and 7,164 Class A units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.5 years. The grant date fair value of OCGH units awarded during the first six months of 2014 and the three months ended September 30, 2014, respectively, was determined by applying a 25% and 20% discount to the Class A unit trading price on the New York Stock Exchange. The calculation of compensation expense for all OCGH units awarded during 2014 assumed a forfeiture rate, based on expected employee turnover, of up to 1.5% annually.
As of September 30, 2014, the Company expected to recognize compensation expense on its unvested equity-based awards of $145.2 million over a weighted average recognition period of 4.8 years.
A summary of the status of the Company’s unvested equity-based awards as of September 30, 2014 and a summary of changes for the nine months then ended are presented below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	16,582	$45.34	4,465,722	$30.30
Granted	7,164	58.88	1,770,418	43.98
Vested	(4,697)	44.54	(1,073,170)	24.63
Forfeited	—	—	(55,978)	34.42
Balance, September 30, 2014	19,049	$50.63	5,106,992	$36.19

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

As of September 30, 2014, unvested units were expected to vest as follows:

	Number of Units	Weighted Average Remaining Service Term (Years)
Class A units	19,049	3.0
OCGH units	5,106,992	4.8
12. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders.  The Company’s effective tax rate is dependent on many factors, including the use of estimates and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income tax and the three other subsidiaries that are not. Consequently, the effective tax rate is subject to significant variation from period to period. The Company’s effective tax rate used for interim periods is based on the estimated full-year income tax rate.
U.S. and non-U.S. taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company recorded a net tax benefit of $2.8 million during the three months ended September 30, 2014 as a result of audit resolution activity. The Company believes that it is reasonably possible that one outcome of the remaining current examinations and expiring statutes of limitation on other items may be the release of up to approximately $2 million to $3 million of previously accrued Operating Group income taxes during the four quarters ending September 30, 2015. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s financial position or results of operations; however, there can be no assurances as to the ultimate outcomes.
Tax Receivable Agreement
The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, the Company recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. These payments are expected to occur over the period ending approximately in 2036.
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2014.
13. COMMITMENTS AND CONTINGENCIES
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
September 30, 2014
($ in thousands, except where noted)

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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of September 30, 2014 and December 31, 2013, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,071,720 and $2,211,979, respectively, for which related direct incentive income compensation expense was estimated to be $996,538 and $994,879, respectively.
Contingent Consideration
The Company has contingent consideration obligations of up to $60 million related to the Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over seven years. As of September 30, 2014, the contingent consideration liability was $25.6 million. There were no changes in the contingent consideration liability since the acquisition date of August 1, 2014. The contingent consideration’s fair value, a Level III valuation using a discounted cash-flow analysis, was based on a probability-weighted average estimate of achieving certain performance targets, including fundraising and revenue levels. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in other income, net in the condensed consolidated statements of operations.
Commitments to Funds
As of September 30, 2014 and December 31, 2013, the Company, generally in the capacity as general partner, had undrawn capital commitments of $344.9 million and $327.3 million, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements that provide for the issuance of letters of credit and revolving loans, and may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of September 30, 2014 and December 31, 2013, the consolidated funds had aggregate potential credit and investment commitments of $1,292.7 million and $1,307.9 million, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. On December 20, 2012, certain consolidated funds (“Funds”) entered into a £200 million revolving credit facility (the “RCF”) pursuant to which certain portfolio companies of the Funds were able to draw under the RCF over a three-year period.  The RCF had an annual commitment fee on unused commitments of 1.0% and an annual interest rate equal to Libor or Euribor, as applicable, plus 2.0%.  The Funds guaranteed the payment and other obligations of the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

borrowers under the RCF.  As of December 31, 2013, there were $317.0 million of borrowings outstanding under the RCF. On February 25, 2014, the Funds repaid the outstanding balance under the RCF and replaced the RCF, along with an existing €130 million revolving credit facility, with a €550 million revolving credit facility (please see note 7).
The aggregate amounts guaranteed in addition to those described for the RCF were not material to the condensed consolidated financial statements as of September 30, 2014 and December 31, 2013.
The majority of the Company’s consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. Certain consolidated funds within the Distressed Debt, Control Investing and Real Estate strategies provide financial support to portfolio companies in accordance with the investment objectives of the consolidated funds. Distressed Debt funds typically invest primarily in the securities of entities that are undergoing, are considered likely to undergo, or have undergone reorganizations under applicable bankruptcy law, or other extraordinary transactions such as debt restructurings, reorganizations and liquidations outside of bankruptcy. Control Investing funds typically seek to obtain control or significant influence primarily in middle-market companies through the purchase of debt at a discount (also known as “distress-for-control”), structured or hybrid investments (such as convertible debt or debt with warrants), or direct equity investments that typically involve situations with an element of distress or dislocation. Real Estate funds generally focus on distressed or similar opportunities primarily in real estate, real estate debt and restructurings, which typically involve value investments, rescue capital and distress-for-control investments. This financial support may be provided pursuant to contractual agreements, typically in the form of follow-on investments, guarantees or financing commitments. Most of the financial support is provided as an inherent part of the ongoing investment operations of the consolidated funds within these strategies and is considered to be provided at the discretion of the Company in its capacity as general partner and investment manager. For the nine months ended September 30, 2014, the consolidated funds provided financial support to portfolio companies totaling $757.1 million and $6.4 billion with respect to support pursuant to contractual agreements and at the discretion of the consolidated funds, respectively. The majority of this financial support consisted of the funds’ purchases of investment securities and companies.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

14. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and non-consolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $168,386 and $123,497 as of September 30, 2014 and December 31, 2013, respectively, based on a discount rate of 10.0%.

	As of
	September 30, 2014	December 31, 2013
Due from affiliates:
Loans	$40,872	$41,095
Amounts due from non-consolidated funds	1,655	1,220
Payments made on behalf of non-consolidated entities	3,559	3,272
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,686	2,187
Total due from affiliates	$47,772	$47,774
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 12)	$320,940	$240,911
Amounts due to senior executives, certain non-controlling interest holders and employees	490	2,075
Total due to affiliates	$321,430	$242,986
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $1,163 and $1,283 for the nine months ended September 30, 2014 and 2013, respectively.
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
Other Investment Transactions
The Company’s senior executives, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees’ behalf. These advances are generally reimbursed toward the end of the calendar quarter in which the capital calls occurred. Amounts temporarily advanced by the Company are included in non-interest bearing advances made to certain non-controlling interest holders and employees.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

Aircraft Services
A subsidiary of the Company leases an airplane for business purposes. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel and, pursuant to a policy adopted by such subsidiary relating to such personal use, the Company is reimbursed by Mr. Marks for the costs of using the aircraft for personal travel.  Additionally, the Company occasionally makes use of an airplane owned by one of its senior executives for business purposes at a price to the Company that is based on market rates.
Special Allocations
Certain senior executives receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations, which are recorded as compensation expense, are made on a current basis only for so long as they remain senior executives of the Company.
Transactions with Meyer Memorial Trust
One of the Company’s directors, Mr. Pierson, was the Chief Financial and Investment Officer of Meyer Memorial Trust. Meyer Memorial Trust invests in certain Oaktree funds on the same terms as the other investors in those funds. Mr. Pierson retired as the Chief Financial and Investment Officer of Meyer Memorial Trust effective June 30, 2014.
15. SEGMENT REPORTING
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree's proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before the Company’s initial public offering, (b) acquisition-related items including amortization of intangible assets and changes in contingent consideration, (c) income taxes, (d) expenses that Oaktree Capital Group, LLC or its Intermediate Holding Companies bear directly and (e) the adjustment for non-controlling interests in consolidated subsidiaries. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
ANI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Management fees	$194,509	$185,580	$572,028	$552,281
Incentive income	86,324	122,424	438,398	787,665
Investment income (loss)	(2,361)	53,558	98,318	170,184
Total revenues	278,472	361,562	1,108,744	1,510,130
Expenses:
Compensation and benefits	(99,402)	(95,561)	(290,234)	(279,344)
Equity-based compensation	(5,185)	(1,070)	(14,279)	(2,646)
Incentive income compensation	(39,814)	(49,222)	(207,789)	(308,446)
General and administrative	(29,687)	(27,389)	(91,380)	(80,889)
Depreciation and amortization	(1,914)	(1,791)	(5,650)	(5,266)
Total expenses	(176,002)	(175,033)	(609,332)	(676,591)
Adjusted net income before interest and other income (expense)	102,470	186,529	499,412	833,539
Interest expense, net of interest income (1)	(7,419)	(7,074)	(20,978)	(21,617)
Other income (expense), net	10	148	(1,679)	412
Adjusted net income	$95,061	$179,603	$476,755	$812,334

(1)
Interest income was $0.9 million for both the three months ended September 30, 2014 and 2013, respectively, and $2.7 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Oaktree Capital Group, LLC	$18,913	$42,948	$101,893	$157,091
Incentive income (1)	(3,234)	—	55,124	—
Incentive income compensation (1)	3,234	—	(36,988)	—
Equity-based compensation (2)	5,372	6,250	15,947	18,231
Amortization of intangibles (3)	488	—	488	—
Income taxes (4)	5,341	726	19,088	18,874
Non-Operating Group expenses (5)	264	271	1,149	947
OCGH non-controlling interest (5)	64,683	129,408	320,054	617,191
Adjusted net income	$95,061	$179,603	$476,755	$812,334

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and nine months ended September 30, 2013.

(2)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before the Company’s initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect the Company’s financial position.

(3)	This adjustment adds back acquisition-related amortization of intangibles.

(4)	Because adjusted net income is a pre-tax measure, this adjustment eliminates the effect of income tax expense from adjusted net income.

(5)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended September 30, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$194,509	$(140,266)	$54,243
Incentive income (1)	86,324	(86,324)	—
Investment income (loss) (1)	(2,361)	8,129	5,768
Total expenses (2)	(176,002)	(76,399)	(252,401)
Interest expense, net (3)	(7,419)	(27,145)	(34,564)
Other income, net (4)	10	2,685	2,695
Other income (loss) of consolidated funds (5)	—	(349,360)	(349,360)
Income taxes	—	(5,341)	(5,341)
Net loss attributable to non-controlling interests in consolidated funds	—	665,424	665,424
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(67,551)	(67,551)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$95,061	$(76,148)	$18,913
Corporate investments (6)	$1,465,211	$(1,324,475)	$140,736
Total assets (7)	$3,245,514	$49,401,937	$52,647,451

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $5,372 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $64,356, (c) expenses incurred by the Intermediate Holding Companies of $264, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $3,234, (e) acquisition-related amortization of intangibles of $488 and (f) adjustments related to amounts received for contractually reimbursable costs that are included with segment expenses, as compared to being recorded as other income under GAAP of $2,685.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income, net represents adjustments related to amounts received for contractually reimbursable costs that are included with segment expenses, as compared to being recorded as other income under GAAP.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. Of the $1.5 billion, equity-method investments accounted for $1.3 billion.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

	As of or for the Three Months Ended September 30, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$185,580	$(128,794)	$56,786
Incentive income (1)	122,424	(122,424)	—
Investment income (1)	53,558	(42,090)	11,468
Total expenses (2)	(175,033)	(39,125)	(214,158)
Interest expense, net (3)	(7,074)	(10,263)	(17,337)
Other income, net	148	—	148
Other income of consolidated funds (4)	—	1,253,050	1,253,050
Income taxes	—	(726)	(726)
Net income attributable to non-controlling interests in consolidated funds	—	(916,875)	(916,875)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(129,408)	(129,408)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$179,603	$(136,655)	$42,948
Corporate investments (5)	$1,100,500	$(1,009,820)	$90,680
Total assets (6)	$2,649,360	$42,051,821	$44,701,181

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

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

(5)	The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds that are treated as equity-method investments for segment reporting.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

	As of or for the Nine Months Ended September 30, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$572,028	$(425,794)	$146,234
Incentive income (1)	438,398	(438,398)	—
Investment income (1)	98,318	(83,169)	15,149
Total expenses (2)	(609,332)	(116,773)	(726,105)
Interest expense, net (3)	(20,978)	(63,285)	(84,263)
Other income (expense), net (4)	(1,679)	2,685	1,006
Other income of consolidated funds (5)	—	2,935,534	2,935,534
Income taxes	—	(19,088)	(19,088)
Net income attributable to non-controlling interests in consolidated funds	—	(1,843,652)	(1,843,652)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(322,922)	(322,922)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$476,755	$(374,862)	$101,893
Corporate investments (6)	$1,465,211	$(1,324,475)	$140,736
Total assets (7)	$3,245,514	$49,401,937	$52,647,451

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $15,947 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $133,492, (c) expenses incurred by the Intermediate Holding Companies of $1,149, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $36,988, (e) acquisition-related amortization of intangibles of $488 and (f) adjustments related to amounts received for contractually reimbursable costs that are included with segment expenses, as compared to being recorded as other income under GAAP of $2,685.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to amounts received for contractually reimbursable costs that are included with segment expenses, as compared to being recorded as other income under GAAP.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. Of the $1.5 billion, equity-method investments accounted for $1.3 billion.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

	As of or for the Nine Months Ended September 30, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$552,281	$(402,859)	$149,422
Incentive income (1)	787,665	(785,348)	2,317
Investment income (1)	170,184	(147,584)	22,600
Total expenses (2)	(676,591)	(98,612)	(775,203)
Interest expense, net (3)	(21,617)	(21,314)	(42,931)
Other income, net	412	—	412
Other income of consolidated funds (4)	—	5,179,866	5,179,866
Income taxes	—	(18,874)	(18,874)
Net income attributable to non-controlling interests in consolidated funds	—	(3,743,327)	(3,743,327)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(617,191)	(617,191)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$812,334	$(655,243)	$157,091
Corporate investments (5)	$1,100,500	$(1,009,820)	$90,680
Total assets (6)	$2,649,360	$42,051,821	$44,701,181

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

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

(5)	The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds that are treated as equity-method investments for segment reporting.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2014
($ in thousands, except where noted)

16. SUBSEQUENT EVENTS
Appointment of Chief Executive Officer
On October 3, 2014, the board of directors of the Company (the “Board”) appointed Jay S. Wintrob, who has been a member of the Board since 2011, chief executive officer of the Company effective the date of commencement of his employment on November 1, 2014. As of his employment commencement date, Mr. Wintrob became the Company’s principal executive officer; John B. Frank, a member of the Board who had served as managing principal since 2006, became vice chairman and ceased to be principal executive officer; Howard S. Marks became a co-chairman; and Bruce A. Karsh became a co-chairman and ceased to serve as president.
On October 6, 2014, the Company entered into an employment agreement with Mr. Wintrob, pursuant to which Mr. Wintrob will serve as Chief Executive Officer of the Company, reporting to the Board. The agreement also provides that, during the term of the employment agreement, Mr. Wintrob will be nominated to serve on the Board. The employment agreement’s term began November 1, 2014 and ends December 31, 2019, unless terminated earlier as permitted under the agreement (the “Term”).
Pursuant to the employment agreement, Mr. Wintrob is entitled to profit-sharing payments equal to a fixed percentage of certain of Oaktree’s operating profit and income, as defined. Additionally, Mr. Wintrob will receive an equity award of 2,000,000 special limited partnership units in OCGH (each, an “equity value unit,” or “EVU”) under the Company’s 2011 Equity Incentive Plan. The EVUs will give Mr. Wintrob the right to receive a one-time special distribution soon after the Term ends, based on value created during the Term in excess of a fixed “Base Value.” The value created will be measured on a per unit basis, based on Class A unit trading prices and certain components of quarterly distributions with respect to the period during the Term. The Base Value has been set at $61.00. The EVUs will also give Mr. Wintrob the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive quarterly distributions from OCGH during the period 2016–2019.
Distribution
On October 30, 2014, the Company declared a distribution of $0.62 per Class A unit. This distribution, which is related to the third quarter of 2014, will be paid on November 13, 2014 to Class A unitholders of record as of the close of business on November 10, 2014.
Lease Agreement
On November 7, 2014, the Company entered into an agreement to extend its Los Angeles office space lease, previously due to expire in 2017, through January 2030. Future minimum lease payments under the agreement are approximately $1.2 million for the last three months of 2014, $4.7 million in 2015, $4.6 million in 2016, $1.7 million in 2017, $5.1 million in 2018 and $68.5 million thereafter. Under GAAP, future minimum operating lease payments are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $93.2 billion in AUM as of September 30, 2014. The firm emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than a quarter-century, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has more than doubled over the past decade, to more than 2,000, including 74 of the 100 largest U.S. pension plans, 38 states in the United States, over 400 corporations, 355 university, charitable and other endowments and foundations, 14 sovereign wealth funds and approximately 300 other non-U.S. institutional investors. As measured by AUM, 41% of our clients are invested in two or three different investment strategies, and 37% are invested in four or more. We serve these clients with over 900 employees, including over 218 employee-owners, from offices in 17 cities across 12 countries, of which the largest offices are in Los Angeles (headquarters), London, New York and Hong Kong.
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from investments we make in our funds and other funds and companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and certain evergreen funds. Investment income refers to the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in other companies.
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
In the third quarter, U.S. equity markets were mixed, with the S&P 500 and the Russell 2000 Indices returning a positive 1.1% and a negative 7.4%, respectively. Economic data and corporate earnings were generally positive in the U.S., while Europe and many emerging markets experienced weakening economies as geopolitical tensions rose in the Middle East and Ukraine. The yield on the 10-year U.S. Treasury note was little changed, at 2.5%. High yield bonds declined 2.0% (as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index), on widening credit spreads. European equities mostly declined in the quarter amid weak economic data and deflationary concerns, with the MSCI Europe Index losing 7.0%. Emerging markets stocks mostly fell in the quarter.

The quarter’s weakening financial markets contributed to asset price declines and therefore negative returns in certain of our closed-end funds, while the lower market prices and increased volatility improved the investing environment. Sectors offering some of the best investment opportunities include a broad array of assets in Europe, commercial bank loan portfolios, shipping, infrastructure and energy. We capitalize on these and other opportunities through our existing funds and strategies, as well as our newer product offerings and our strategic acquisition of the Highstar Capital (“Highstar”) team.
Closed-end funds in our existing strategies we are currently marketing include Oaktree Real Estate Opportunities Fund VII, L.P., Oaktree Mezzanine Fund IV, L.P., Oaktree Principal Fund VI, L.P. and Oaktree Opportunities Funds X and Xb, L.P. Newer product offerings include Strategic Credit, Real Estate Debt, Emerging Markets Opportunities, Emerging Markets Equities, European Private Debt and levered senior loan vehicles such as our Enhanced Income strategy and CLOs. New products were key elements of our asset growth, as approximately 54% of the $16.6 billion of gross capital raised over the last twelve months was for strategies and investment products that were launched since 2011.
Although financial and capital markets became less accommodative in the quarter, we were able to harvest certain of the profitable investments in our liquidating closed-end funds. Realizations and ongoing interest and dividend income fueled $1.1 billion of distributions in the third quarter by our Distressed Debt and other closed-end funds, bringing their aggregate distributions for the trailing twelve months to $6.6 billion. Our large crisis-era Distressed Debt closed-end fund, OCM Opportunities Fund VIIb, L.P. (“Opps VIIb”), is far along in its liquidation period, which, coupled with the fact that most of the other accrued incentives (fund level) are from funds that are not yet at the stage of their distribution waterfall where Oaktree is entitled to an incentive distribution, means that the prospect of near-term realizations from the September 30, 2014 net accrued incentives (fund level) balance is lower than was the case from the year-ago balance as of September 30, 2013. Specifically, of the $1.1 billion in net accrued incentives (fund level) as of September 30, 2014, $384.8 million represented Opps VIIb or other funds that as of that date were currently paying incentives, with the remainder arising from funds that, as of September 30, 2014, had not yet reached the stage of their cash distribution waterfall where we are entitled to receive incentive income, other than tax-related incentive distributions (which are not currently expected for the fourth quarter of 2014).  In contrast, as of September 30, 2013, the equivalent portion of the total $1.2 billion of net accrued incentives (fund level) that was paying incentives was $604.7 million.
As of September 30, 2014, Opps VIIb represented approximately three-fourths of the $384.8 million in net accrued incentives (fund level) attributable to funds currently paying incentives.  Historically, a closed-end fund’s incentive distributions tend to become smaller and more sporadic, and its holdings tend to become more concentrated and less liquid, as it progresses through its liquidation phase, such as is now the case for Opps VIIb, which had an NAV of $2.7 billion as of September 30, 2014, down from $3.6 billion as of September 30, 2013.  As a result, due to the $219.9 million decline over the last twelve months in net accrued incentives (fund level) attributable to funds currently paying incentives and the fact that approximately three-fourths of that smaller balance was represented by a fund whose incentive distributions are expected to decline in frequency and/or size as compared to the past, for the fourth quarter of 2014 we would expect significantly less net incentive income, and thus lower adjusted net income and distributable earnings, to arise from the net accrued incentives (fund level) balance as of September 30, 2014 than was the case for the fourth quarter of 2013 from the September 30, 2013 net accrued incentives (fund level) balance.
Business Combinations
On August 1, 2014, we completed our acquisition of the Highstar team and certain Highstar entities for $31.4 million in cash, 100,595 OCGH units and contingent consideration of up to $60 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree, resulted in $50.8 million of goodwill and $28.0 million of intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV, L.P. (“Fund IV”). We consolidated the financial position and results of operations of the controlled Highstar entities, including Fund IV, as of August 1, 2014, and accounted for this transaction as a business combination.
Understanding Our Results—Consolidation of Oaktree Funds
GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests. Consolidated funds refer to those funds or CLOs in which we hold a general partner interest that gives us substantive control rights over such funds or for which Oaktree is considered the primary beneficiary of a VIE. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separate accounts, represented 36% of our AUM as of September 30, 2014, and 28% and 26% of our segment management fees and 19% and 14% of our segment revenues for the three and nine months ended September 30, 2014, respectively.
We do not consolidate OCM/GFI Power Opportunities Fund II, L.P. and its related parallel fund (“Power Fund II”) because we do not control this fund through a majority voting interest or otherwise. Power Fund II has two general partners—one is an entity controlled by Oaktree and the other is an entity controlled by G3W Ventures LLC (formerly, GFI Energy Ventures LLC), a third-party investment manager. The general partners have equal voting rights; consequently, neither general partner is deemed to individually control the fund.
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
The elimination of the consolidated funds from our consolidated revenues causes our consolidated revenues to be significantly impacted by fund flows and fluctuations in the market value of our separate accounts because they are not consolidated. Note 15 to our condensed consolidated financial statements included elsewhere in this quarterly report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also include performance-based fees earned from certain open-end and evergreen fund accounts. We also have the opportunity to earn incentive income from most of our closed-end funds and certain evergreen funds. Our closed-end funds generally provide that we receive incentive income only after our investors receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, provided the preferred return continues to be met, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third segment revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies.
Our consolidated revenues reflect the elimination of all management fees, incentive income and investment income earned by us from our consolidated funds. Investment income is presented within the other income (loss) section of our consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of our funds.
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

Equity-based Compensation
Equity-based compensation reflects the non-cash charge associated with grants of Class A and OCGH units. While our condensed consolidated financial statements include non-cash compensation expense for units granted both before and after our initial public offering, adjusted net income excludes non-cash equity-based compensation expense for units granted before our initial public offering (please see “—Segment and Operating Metrics—Adjusted Net Income” below).  As of September 30, 2014, there was $59.0 million of unrecognized compensation expense related to unit grants made before our initial public offering that we expect to recognize in our condensed consolidated financial statements over their weighted average remaining vesting period of 4.7 years. As of September 30, 2014, there was an additional $86.2 million of unrecognized compensation expense related to unit grants made after our initial public offering that we expect to recognize in both our condensed consolidated financial statements and adjusted net income over these units’ weighted average vesting period of approximately 4.9 years, as shown below. These amounts are subject to change as a result of future unit grants, including those possibly stemming from EVUs to be awarded to Mr. Wintrob, and possible modifications to award terms or changes in estimated forfeiture rates.

Non-cash Charge to ANI from Equity-based Compensation	Last Three Months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Estimated charge from unit grants awarded through September 2014	$5.4	$21.8	$21.8	$17.9	$6.1	$13.2	$86.2
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
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, consultants, travel and entertainment, communications and information services, foreign exchange activity, and other general operating items. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds. Until April 2012, we operated as a private company. As we have incurred additional expenses associated with being a public company, general and administrative expense has increased as compared with periods before we became a public company. Examples of such expenses include insurance for our directors and officers and costs to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Act and the Sarbanes-Oxley Act.
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
Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs incurred by our consolidated funds, including travel expenses, professional fees, research expenses and other costs associated with administering those funds. Inasmuch as most of these fund expenses are borne by third-party fund investors, they are offset by credits attributable to the fund investors’ non-controlling redeemable interests in consolidated funds.

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
Investment Income (Loss)
Investment income (loss) represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies. Investment income (loss), as reflected in our consolidated statements of operations, excludes investment income earned by us from our consolidated funds.

Other Income (Expense), Net
Other income (expense), net typically reflects the settlement of an arbitration award we received relating to a former senior executive and portfolio manager of our real estate group who left us in 2005. Beginning in the third quarter of 2014, other income (expense), net also includes income related to amounts received for contractually reimbursable costs associated with certain arrangements made in connection with the Highstar acquisition. Additionally, the nine months ended September 30, 2014 included the write-off of $3.0 million in unamortized debt issuance costs stemming from the refinancing of our corporate credit facility.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds, including CLOs. In comparison to net income, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly, and the impact of equity-based compensation expense and the amortization of acquired intangible assets; and

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by certain related parties and other third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of OCGH units and our issuance, if any, of additional Class A units, as well as repurchases and forfeitures of OCGH units and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 9 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree's proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangible assets and changes in contingent consideration, (c) income taxes, (d) other income or expenses applicable to OCG or its Intermediate Holding Companies and (e) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
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
In accordance with GAAP, certain of our funds are consolidated into our condensed consolidated financial statements, notwithstanding the fact that we typically have only a minority economic interest in these funds. Consequently, our condensed consolidated financial statements reflect the results of our consolidated funds on a gross basis. In addition, our segment results include investment income or loss, which for equity-method investments represents our pro-rata share of income or loss, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies, and which is largely non-cash in nature. By excluding the results of our consolidated funds and segment investment income (loss), which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, as well as distributions from our investments in companies, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
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
Distributable earnings-OCG, or distributable earnings per Class A unit, is a non-GAAP measure calculated to provide Class A unitholders with a measure that shows the portion of distributable earnings attributable to their ownership. Distributable earnings-OCG represents distributable earnings including the effect of (a) the OCGH non-controlling interest, (b) expenses, such as current income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) amounts payable under the tax receivable agreement. The income tax expense included in distributable earnings-OCG represents the implied current provision for income taxes calculated using an approach similar to that which is used in calculating the income tax provision for adjusted net income-OCG.
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

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and reflects the AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital or drawn capital during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital and (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds typically pay management fees based on their NAV, and our CLOs pay management fees based on the aggregate par value of collateral assets and principal cash held by them, as defined in the applicable CLO indentures.

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

Accrued Incentives (Fund Level)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as segment incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. The amount of gross incentives created may fluctuate substantially as a result of changes in the fair value of the underlying investments of the fund, as well as gross incentives created in excess of our typical 20% share due to catch-up allocations for applicable closed-end funds. Generally speaking, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund's NAV results in a commensurate amount of positive or negative gross incentives created (fund level).
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
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the profits of our unaffiliated investors, subject to an annual preferred return of typically 8%. Although GAAP currently allows the equivalent of incentives created (fund level) to be recognized as revenue by us under Method 2, we follow the Method 1 approach offered by GAAP. Our use of Method 1 reduces by a substantial degree the possibility that revenue recognized by us would be reversed in a subsequent period. For purposes of adjusted net income and distributable earnings, we recognize incentive income when the underlying fund distributions are known or knowable as of the respective quarter end, as opposed to the fixed or determinable standard of Method 1. We track incentives created (fund level) because it provides an indication of the value for us currently being created by our investment activities and facilitates comparability with those companies in our industry that utilize the alternative accrual-based Method 2 for recognizing incentive income in their financial statements.
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

Condensed Consolidated Statements of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Management fees	$54,243	$56,786	$146,234	$149,422
Incentive income	—	—	—	2,317
Total revenues	54,243	56,786	146,234	151,739
Expenses:
Compensation and benefits	(101,482)	(95,660)	(292,509)	(279,638)
Equity-based compensation	(10,557)	(7,320)	(30,226)	(20,877)
Incentive income compensation	(43,048)	(49,222)	(170,801)	(308,446)
Total compensation and benefits expense	(155,087)	(152,202)	(493,536)	(608,961)
General and administrative	(15,294)	(31,094)	(79,197)	(80,227)
Depreciation and amortization	(2,402)	(1,791)	(6,138)	(5,266)
Consolidated fund expenses	(79,618)	(29,071)	(147,234)	(80,749)
Total expenses	(252,401)	(214,158)	(726,105)	(775,203)
Other income (loss):
Interest expense	(34,564)	(17,337)	(84,263)	(42,931)
Interest and dividend income	861,109	389,078	1,507,306	1,375,923
Net realized gain on consolidated funds’ investments	428,267	766,199	1,596,596	2,796,448
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(1,638,736)	97,773	(168,368)	1,007,495
Investment income	5,768	11,468	15,149	22,600
Other income, net	2,695	148	1,006	412
Total other income (loss)	(375,461)	1,247,329	2,867,426	5,159,947
Income (loss) before income taxes	(573,619)	1,089,957	2,287,555	4,536,483
Income taxes	(5,341)	(726)	(19,088)	(18,874)
Net income (loss)	(578,960)	1,089,231	2,268,467	4,517,609
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	665,424	(916,875)	(1,843,652)	(3,743,327)
Net income attributable to non-controlling interests in consolidated subsidiaries	(67,551)	(129,408)	(322,922)	(617,191)
Net income attributable to Oaktree Capital Group, LLC	$18,913	$42,948	$101,893	$157,091
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenues
Management Fees
Management fees decreased $2.6 million, or 4.6%, to $54.2 million for the three months ended September 30, 2014, from $56.8 million for the three months ended September 30, 2013. The decrease primarily reflected $13.2 million in lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds, partially offset by $9.6 million in higher fees earned across our High Yield Bond, Senior Loan, Emerging Markets Equity and Strategic Credit strategies. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Expenses
Compensation and Benefits
Compensation and benefits increased $5.8 million, or 6.1%, to $101.5 million for the three months ended September 30, 2014, from $95.7 million for the three months ended September 30, 2013, reflecting growth in headcount, including from the Highstar acquisition.
Equity-based Compensation
Equity-based compensation expense increased $3.3 million, or 45.2%, to $10.6 million for the three months ended September 30, 2014, from $7.3 million for the three months ended September 30, 2013, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $6.2 million, or 12.6%, to $43.0 million for the three months ended September 30, 2014, from $49.2 million for the three months ended September 30, 2013. The percentage decrease was smaller than the corresponding decline of 29.5% in segment incentive income, primarily due to the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb, which caused incentive income compensation expense in the prior-year period to be $7.6 million lower than it otherwise would have been. There was no such benefit in the current-year period.
General and Administrative
General and administrative expense decreased $15.8 million, or 50.8%, to $15.3 million for the three months ended September 30, 2014, from $31.1 million for the three months ended September 30, 2013. Because segment investment income earned from our investments in consolidated funds is eliminated in consolidation, gains or losses associated with foreign currency hedges used to economically hedge our non-U.S. dollar denominated investments in consolidated funds are included in general and administrative expense. Excluding the impact of foreign currency-related items, general and administrative expenses increased $4.7 million, or 16.4%, to $33.3 million from $28.6 million. The increase primarily reflected costs associated with corporate growth and secondarily the Highstar acquisition.
Consolidated Fund Expenses
Consolidated fund expenses increased $50.5 million, or 173.5%, to $79.6 million for the three months ended September 30, 2014, from $29.1 million for the three months ended September 30, 2013. The increase reflected higher professional fees and other costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense increased $17.3 million, or 100.0%, to $34.6 million for the three months ended September 30, 2014, from $17.3 million for the three months ended September 30, 2013, primarily due to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $472.0 million, or 121.3%, to $861.1 million for the three months ended September 30, 2014, from $389.1 million for the three months ended September 30, 2013, primarily as a result of certain special dividends earned in the current-year period by Distressed Debt and Control Investing funds.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $337.9 million, or 44.1%, to $428.3 million for the three months ended September 30, 2014, from $766.2 million for the three months ended September 30, 2013. Of the $428.3 million net realized gain in the current-year period, $209.1 million was attributable to Distressed Debt funds and $129.1 million to Real Estate funds. Of the $766.2 million net realized gain in the prior-year period, $403.4 million was attributable to Control Investing funds, $345.0 million to Distressed Debt funds, including $172.3 million from Opps VIIb, and $17.1 million to Real Estate funds.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased to a loss of $1,638.7 million for the three months ended September 30, 2014, from a gain of $97.8 million for the three months ended September 30, 2013. Excluding the $337.9 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased to a net loss of $1,210.5 million for the three months ended September 30, 2014, from a net gain of $864.0 million for the three months ended September 30, 2013. The $1,210.5 million net loss in the current-year period reflected losses of $1,107.5 million by Distressed Debt funds and $115.8 million by High Yield Bonds, partially offset by a $235.0 million gain by Real Estate funds. The $864.0 million net gain in the prior-year period reflected gains of $493.2 million by Distressed Debt funds, $230.3 million by Control Investing funds and $65.7 million by Real Estate funds.
Investment Income
Investment income decreased $5.7 million, or 49.6%, to $5.8 million for the three months ended September 30, 2014, from $11.5 million for the three months ended September 30, 2013. The decrease reflected lower income of $2.9 million from our investments in companies and $2.8 million from our investments in funds. The $2.9 million of lower income from investments in companies reflected a $3.2 million market-value decline on our minority equity investment in China Cinda Asset Management Co., Ltd. (“Cinda”). Our one-fifth ownership stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) accounted for investment income of $10.5 million and $9.5 million in the current and prior-year periods, respectively, of which performance fees accounted for $1.2 million and zero.
Other Income, Net
Other income, net increased to income of $2.7 million for the three months ended September 30, 2014, from income of $0.1 million for the three months ended September 30, 2013. The income of $2.7 million in the current-year period reflected amounts received for contractually reimbursable costs associated with the Highstar acquisition. The income of $0.1 million in the prior-year period reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former senior executive and portfolio manager of our real estate group who left us in 2005.
Income Taxes
Income taxes increased $4.6 million, or 657.1%, to $5.3 million for the three months ended September 30, 2014, from $0.7 million for the three months ended September 30, 2013.  The increase was primarily attributable to a cumulative catch-up effect impacting each respective year associated with a change in the estimated full-year income tax rate.  Excluding this cumulative impact, income taxes decreased $2.2 million, or 46.8%, primarily due to lower income in the current-year period as compared to the prior-year period and a net tax benefit recorded in the current-year period as a result of audit resolution activity.  The effective tax rates applicable to Class A unitholders for the three months ended September 30, 2014 and 2013, including discrete items, were 24% and 2%, based on estimated full-year effective tax rates of 14% and 9%, excluding discrete items.  The effective tax rate used for interim fiscal periods is based on the estimated full-year effective tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $24.0 million, or 55.9%, to $18.9 million for the three months ended September 30, 2014, from $42.9 million for the three months ended September 30, 2013. The decrease was primarily attributable to lower segment revenues, partially offset by a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $1,582.3 million, to a net loss of $665.4 million for the three months ended September 30, 2014, from net income of $916.9 million for the three months ended September 30, 2013, primarily reflecting the weaker financial markets in the 2014 quarter as compared to the 2013 quarter. These effects are described in more detail under “—Other Income (Loss)” above.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenues
Management Fees
Management fees decreased $3.2 million, or 2.1%, to $146.2 million for the nine months ended September 30, 2014, from $149.4 million for the nine months ended September 30, 2013. The decrease primarily reflected $27.2 million in lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds, partially offset by $23.4 million in higher fees earned across our High Yield Bond, Senior Loan, Emerging Markets Equity and Strategic Credit strategies. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our condensed consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling redeemable interests in consolidated entities and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income was zero for the nine months ended September 30, 2014, as compared to $2.3 million for the nine months ended September 30, 2013 that was attributable to the unconsolidated Power Fund II and a separately managed account.
Expenses
Compensation and Benefits
Compensation and benefits increased $12.9 million, or 4.6%, to $292.5 million for the nine months ended September 30, 2014, from $279.6 million for the nine months ended September 30, 2013, primarily reflecting growth in headcount, including from the Highstar acquisition, and our phantom equity plan. The current and prior-year periods included a $0.9 million benefit and a $4.4 million expense, respectively, associated with our phantom equity plan, stemming from each period’s equity distribution and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $9.3 million, or 44.5%, to $30.2 million for the nine months ended September 30, 2014, from $20.9 million for the nine months ended September 30, 2013, reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $137.6 million, or 44.6%, to $170.8 million for the nine months ended September 30, 2014, from $308.4 million for the nine months ended September 30, 2013. After adjusting the prior-year's expense for the benefit of the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb, the year-over-year change would have been a decrease of 51.5%. The adjusted decrease was larger than the 44.3% decline in segment incentive income principally as a result of timing differences associated with the recognition of segment incentive income and incentive income compensation expense. The remainder of the adjusted percentage difference was attributable to the fact that funds that generated segment incentive income in the current-year period had a higher average percentage of incentive income compensation expense than those that generated segment incentive income in the prior-year period.
General and Administrative
General and administrative expense decreased $1.0 million, or 1.2%, to $79.2 million for the nine months ended September 30, 2014, from $80.2 million for the nine months ended September 30, 2013. Because segment investment income earned from our investments in consolidated funds is eliminated in consolidation, gains or losses associated with foreign currency hedges used to economically hedge our non-U.S. dollar denominated investments in consolidated funds are included in general and administrative expense. Excluding the impact of foreign currency-related items, general and administrative expenses increased $16.1 million, or 19.6%, to $98.4 million from $82.3 million. The increase primarily reflected costs associated with corporate growth, the Highstar acquisition and our 2014 bi-annual client conferences.
Consolidated Fund Expenses
Consolidated fund expenses increased $66.5 million, or 82.4%, to $147.2 million for the nine months ended September 30, 2014, from $80.7 million for the nine months ended September 30, 2013. The increase reflected higher professional fees and other costs related to managing the funds.

Other Income (Loss)
Interest Expense
Interest expense increased $41.4 million, or 96.5%, to $84.3 million for the nine months ended September 30, 2014, from $42.9 million for the nine months ended September 30, 2013, entirely attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $131.4 million, or 9.6%, to $1,507.3 million for the nine months ended September 30, 2014, from $1,375.9 million for the nine months ended September 30, 2013, primarily reflecting higher interest and dividends received by Real Estate and Enhanced Income funds.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $1,199.8 million, or 42.9%, to $1,596.6 million for the nine months ended September 30, 2014, from $2,796.4 million for the nine months ended September 30, 2013. Of the $1,596.6 million net realized gain in the current-year period, $662.6 million was attributable to Distressed Debt funds, including $139.9 million from Opps VIIb, $556.8 million to Control Investing funds, and $187.2 million to Real Estate funds. Of the $2,796.4 million net realized gain in the prior-year period, $1,594.2 million was attributable to Distressed Debt funds, including $693.1 million from Opps VIIb, $859.5 million to Control Investing funds and $177.5 million to Real Estate funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $1,175.9 million, to a loss of $168.4 million for the nine months ended September 30, 2014, from a gain of $1,007.5 million for the nine months ended September 30, 2013. Excluding the $1,199.8 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $2,375.7 million, to a net gain of $1,428.2 million for the nine months ended September 30, 2014, from a net gain of $3,803.9 million for the nine months ended September 30, 2013. Of the $1,428.2 million net gain in the current-year period, $608.1 million was attributable to Real Estate funds, $589.9 million to Control Investing funds and $273.5 million to Distressed Debt funds. Of the $3,803.9 million net gain in the prior-year period, $2,444.1 million was attributable to Distressed Debt funds, including $641.8 million from Opps VIIb, $940.1 million to Control Investing funds, and $368.9 million to Real Estate funds.
Investment Income
Investment income decreased $7.5 million, or 33.2%, to $15.1 million for the nine months ended September 30, 2014, from $22.6 million for the nine months ended September 30, 2013. The decline was primarily attributable to decreases of $6.1 million from our investments in companies and $1.4 million from our investments in funds. The $6.1 million decline attributable to investments in companies reflected a $17.0 million market-value decline on our minority equity investment in Cinda, partially offset by an $11.2 million increase in income from our one-fifth ownership stake in DoubleLine. DoubleLine accounted for investment income of $30.7 million and $19.5 million in the current and prior-year periods, respectively. The income of $19.5 million in the prior-year period reflected a placement fee associated with the launch by DoubleLine of a closed-end fund and a non-cash charge related to the firm’s employee ownership interests; excluding the effect of those two expenses, the income of $19.5 million in the prior-year period would have been income for us of $31 million. The income of $30.7 million and $19.5 million attributable to DoubleLine for the current and prior-year periods, respectively, included performance fees of $5.3 million and $3.0 million.
Other Income, Net
Other income, net increased $0.6 million, or 150.0%, to $1.0 million for the nine months ended September 30, 2014, from $0.4 million for the nine months ended September 30, 2013. The income of $1.0 million in the current-year period reflected income of $2.7 million associated with amounts received for contractually reimbursable costs associated with the Highstar acquisition and $1.5 million attributable to proceeds received as part of an arbitration award in 2010 related to a former senior executive and portfolio manager of our real estate group who left us in 2005, partially offset by a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility. The income of $0.4 million in the prior-year period reflected the net results of operating the portfolio of properties received as part of the 2010 arbitration award.

Income Taxes
Income taxes increased $0.2 million, or 1.1%, to $19.1 million for the nine months ended September 30, 2014, from $18.9 million for the nine months ended September 30, 2013.  The increase was primarily attributable to a higher estimated full-year effective tax rate, partially offset by lower income before income taxes related to Class A unitholders. The effective tax rates applicable to Class A unitholders for the nine months ended September 30, 2014 and 2013, including discrete items, were 15% and 9%, based on estimated full-year effective tax rates of 14% and 9%, excluding discrete items.  The effective tax rate used for interim fiscal periods is based on the estimated full-year effective tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $55.2 million, or 35.1%, to $101.9 million for the nine months ended September 30, 2014, from $157.1 million for the nine months ended September 30, 2013. The decrease reflected lower segment revenues, partially offset by lower segment expenses and a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.
Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated funds decreased $1,899.6 million, or 50.7%, to $1,843.7 million for the nine months ended September 30, 2014, from $3,743.3 million for the nine months ended September 30, 2013, primarily reflecting lower net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.

Segment Financial Data
The following table presents segment financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Statements of Operations Data: (1)	2014	2013	2014	2013
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$194,509	$185,580	$572,028	$552,281
Incentive income	86,324	122,424	438,398	787,665
Investment income (loss)	(2,361)	53,558	98,318	170,184
Total revenues	278,472	361,562	1,108,744	1,510,130
Expenses:
Compensation and benefits	(99,402)	(95,561)	(290,234)	(279,344)
Equity-based compensation	(5,185)	(1,070)	(14,279)	(2,646)
Incentive income compensation	(39,814)	(49,222)	(207,789)	(308,446)
General and administrative	(29,687)	(27,389)	(91,380)	(80,889)
Depreciation and amortization	(1,914)	(1,791)	(5,650)	(5,266)
Total expenses	(176,002)	(175,033)	(609,332)	(676,591)
Adjusted net income before interest and other income (expense)	102,470	186,529	499,412	833,539
Interest expense, net of interest income (2)	(7,419)	(7,074)	(20,978)	(21,617)
Other income (expense), net	10	148	(1,679)	412
Adjusted net income	$95,061	$179,603	$476,755	$812,334

Adjusted net income-OCG	$20,581	$44,530	$111,175	$161,185
Adjusted net income per Class A unit	0.47	1.16	2.63	4.76
Distributable earnings	137,175	154,827	486,489	763,011
Distributable earnings-OCG	34,073	34,639	117,667	152,681
Distributable earnings per Class A unit	0.78	0.91	2.79	4.51
Fee-related earnings (3)	63,506	60,839	184,764	186,782
Fee-related earnings-OCG (3)	15,969	12,705	43,493	34,957
Fee-related earnings per Class A unit (3)	0.37	0.33	1.03	1.03

Weighted average number of Operating Group units outstanding	152,809	151,030	152,596	150,948
Weighted average number of Class A units outstanding	43,480	38,239	42,234	33,845

Operating Metrics:
Assets under management (in millions):
Assets under management	$93,224	$79,818	$93,224	$79,818
Management fee-generating assets under management	79,146	66,947	79,146	66,947
Incentive-creating assets under management	34,715	32,301	34,715	32,301
Uncalled capital commitments	12,403	12,344	12,403	12,344
Accrued incentives (fund level):
Incentives created (fund level)	(313,635)	98,457	243,015	753,400
Incentives created (fund level), net of associated incentive income compensation expense	(169,149)	50,982	74,959	397,424
Accrued incentives (fund level)	2,081,056	2,103,533	2,081,056	2,103,533
Accrued incentives (fund level), net of associated incentive income compensation expense	1,079,576	1,200,399	1,079,576	1,200,399

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree's proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangible assets and changes in contingent consideration, (c) income taxes, (d) other income or expenses applicable to OCG or its Intermediate Holding Companies and (e) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $0.9 million for both the three months ended September 30, 2014 and 2013, and $2.7 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

(3)
Beginning with the fourth quarter of 2013, the definition of fee-related earnings was modified to exclude non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. Prior periods have been recast to retroactively reflect this change. Those non-cash compensation charges amounted to $1.1 million and $2.6 million for the three and nine months ended September 30, 2013, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management
Period-end and the change in AUM are set forth below:

	As of
	September 30, 2014	June 30, 2014	September 30, 2013
Assets Under Management:	(in millions)
Closed-end funds	$49,869	$48,162	$45,357
Open-end funds	37,970	37,980	30,669
Evergreen funds	5,385	4,947	3,792
Total	$93,224	$91,089	$79,818

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Change in Assets Under Management:	(in millions)
Beginning balance	$91,089	$76,400	$83,605	$77,051
Closed-end funds:
New capital commitments/other (1)	1,053	1,724	3,296	3,662
Acquisition (Highstar)	2,349	—	2,349	—
Distributions for a realization event/other (2)	(1,144)	(1,898)	(4,341)	(9,789)
Uncalled capital commitments at end of investment period	—	—	(146)	—
Foreign currency translation	(539)	226	(584)	158
Change in market value (3)	(399)	882	2,108	4,302
Change in applicable leverage	387	226	502	1,324
Open-end funds:
Contributions	2,523	1,162	7,836	3,255
Redemptions	(1,313)	(707)	(3,183)	(3,300)
Foreign currency translation	(329)	144	(336)	56
Change in market value (3)	(891)	799	785	1,566
Evergreen funds:
Contributions or new capital commitments	548	787	1,360	1,508
Redemptions or distributions	(21)	(19)	(129)	(180)
Distributions from restructured funds	(19)	(17)	(35)	(48)
Foreign currency translation	3	—	1	—
Change in market value (3)	(73)	109	136	253
Ending balance	$93,224	$79,818	$93,224	$79,818

(1)	These amounts represent new capital commitments and the aggregate par value of collateral assets and principal cash associated with our CLOs.

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

Management Fee-generating Assets Under Management
Period-end and the change in management fee-generating AUM are set forth below:

	As of
	September 30, 2014	June 30, 2014	September 30, 2013
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$4,340	$3,855	$2,369
Other closed-end funds	33,455	32,658	31,464
Open-end funds	37,925	37,940	30,632
Evergreen funds	3,426	3,328	2,482
Total	$79,146	$77,781	$66,947

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Change in Management Fee-generating Assets Under Management:	(in millions)
Beginning balance	$77,781	$64,614	$71,950	$66,784
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital/other (1)	33	1,103	1,134	2,035
Acquisition (Highstar)	1,882	—	1,882	—
Capital drawn by funds that pay fees based on drawn capital or NAV	258	380	682	1,692
Change for funds that pay fees based on the lesser of funded capital or cost basis during liquidation (2)	(415)	(1,089)	(1,916)	(6,695)
Uncalled capital commitments at end of investment period for funds that pay fees based on committed capital	(169)	—	(169)	—
Distributions by funds that pay fees based on NAV/other (3)	(160)	(100)	(476)	(218)
Foreign currency translation	(434)	236	(461)	133
Change in market value (4)	(85)	48	81	(85)
Change in applicable leverage	372	136	616	1,221
Open-end funds:
Contributions	2,518	1,162	7,834	3,254
Redemptions	(1,313)	(707)	(3,186)	(3,300)
Foreign currency translation	(329)	144	(336)	57
Change in market value	(891)	798	783	1,565
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	180	156	746	467
Redemptions or distributions	(23)	(19)	(131)	(180)
Change in market value	(59)	85	113	217
Ending balance	$79,146	$66,947	$79,146	$66,947

(1)	These amounts represent new capital commitments to funds that pay fees based on committed capital and the aggregate par value of collateral assets and principal cash associated with our CLOs.

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

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees and co-investments that pay no management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	September 30, 2014	June 30, 2014	September 30, 2013
	(in millions)
Assets under management	$93,224	$91,089	$79,818
Difference between assets under management and committed capital or cost basis for applicable closed-end funds (1)	(6,622)	(7,373)	(5,002)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(757)	(571)	(5,179)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(4,003)	(3,623)	(1,032)
Oaktree’s general partner investments in management fee-generating funds	(1,483)	(1,118)	(1,273)
Closed-end funds that are no longer paying management fees and co-investments that pay no management fees	(949)	(425)	(181)
Funds for which management fees were permanently waived	(264)	(198)	(204)
Management fee-generating assets under management	$79,146	$77,781	$66,947

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below, and reflect the applicable contractual fee rates, exclusive of the impact of special items such as retroactive management fees and the collection of deferred contingent management fees.

	As of
	September 30, 2014	June 30, 2014	September 30, 2013
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.54	1.55	1.54
Open-end funds	0.47	0.47	0.48
Evergreen funds	1.55	1.57	1.69
Overall	0.97	0.97	1.03
Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of September 30, 2014, June 30, 2014 and September 30, 2013, the portion of incentive-creating AUM generating incentives at the fund level was $32.1 billion, $33.5 billion and $24.5 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	September 30, 2014	June 30, 2014	September 30, 2013
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$32,465	$32,789	$29,915
Evergreen funds	2,250	2,299	2,386
Total	$34,715	$35,088	$32,301
Three Months Ended September 30, 2014
AUM grew $2.1 billion, or 2.3%, to $93.2 billion as of September 30, 2014, from $91.1 billion as of June 30, 2014. The increase reflected $2.3 billion from the Highstar acquisition, $2.0 billion of new capital commitments, contributions and fee-generating leverage for closed-end and evergreen funds, and $1.2 billion of net inflows to open-end funds, partially offset by $1.4 billion of aggregate market-value declines, $1.1 billion of distributions to closed-end fund investors and $0.9 billion of negative foreign currency translation. New capital commitments, contributions and fee-generating leverage for closed-end and evergreen funds included $0.5 billion for Strategic Credit, $0.4 billion for Oaktree Enhanced Income Fund II, L.P. (“EIF II”), $0.3 billion for Real Estate Debt and $0.3 billion for Oaktree Mezzanine Fund IV, L.P. (“Mezz IV”). Net inflows to open-end funds included gross capital raised of $1.3 billion for High Yield Bonds and $0.9 billion for Emerging Markets Equities. The $1.1 billion of distributions to closed-end fund investors included $0.7 billion by Distressed Debt funds and $0.3 billion by Principal Investing funds.
Management fee-generating AUM grew $1.3 billion, or 1.7%, to $79.1 billion as of September 30, 2014, from $77.8 billion as of June 30, 2014. The increase reflected $1.9 billion from the Highstar acquisition, $1.2 billion of net inflows to open-end funds, and $0.8 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, partially offset by declines of $1.0 billion from market-value changes in funds for which management fees are based on NAV, $0.8 billion from negative foreign currency translation and $0.4 billion attributable to asset sales by closed-end funds in liquidation.
Incentive-creating AUM declined $0.4 billion, or 1.1%, to $34.7 billion as of September 30, 2014, from $35.1 billion as of June 30, 2014. The decrease reflected the net effect of $1.0 billion from the Highstar acquisition, $1.0 billion in drawdowns by closed-end funds, $1.6 billion in distributions by closed-end funds, $0.3 billion in market-value declines in closed-end and applicable evergreen funds, and $0.5 billion of negative foreign currency translation.

Three Months Ended September 30, 2013
AUM increased $3.4 billion, or 4.5%, to $79.8 billion as of September 30, 2013, from $76.4 billion as of June 30, 2013. The increase reflected $2.4 billion of new capital commitments, $1.8 billion of aggregate market-value gains and $0.5 billion of net inflows to open-end funds, partially offset by $1.9 billion of distributions to closed-end fund investors. New capital commitments included $1.1 billion for Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”), $0.6 billion for Strategic Credit, $0.3 billion for Emerging Markets Opportunities and $0.2 billion for European Private Debt. The $1.9 billion of distributions to closed-end fund investors included $0.5 billion by Opps VIIb, $0.6 billion by other Distressed Debt funds and $0.7 billion by Principal Investing funds.
Management fee-generating AUM increased $2.3 billion, or 3.6%, to $66.9 billion as of September 30, 2013, from $64.6 billion as of June 30, 2013. The increase was primarily attributable to $1.1 billion of new capital commitments for ROF VI, $0.9 billion of market-value gains in funds for which management fees are based on NAV, $0.5 billion of net inflows to open-end funds and $0.4 billion in drawdowns by closed-end funds that pay fees based on drawn capital or NAV, partially offset by a $1.1 billion decline attributable to asset sales by closed-end funds in liquidation. The $0.4 billion in drawdowns included an additional 5% drawdown by Oaktree Opportunities Fund IX, L.P. (“Opps IX”), bringing that fund's total drawn capital as of September 30, 2013 to 15% of Opps IX's $5.1 billion of committed capital. We chose to not commence Opps IX's investment period until January 1, 2014; as a result, as of September 30, 2013 management fees were assessed only on its drawn capital, and management fee-generating AUM included only that portion of committed capital.
Incentive-creating AUM increased $0.2 billion, or 0.6%, to $32.3 billion as of September 30, 2013, from $32.1 billion as of June 30, 2013. The increase reflected the net effect of $1.0 billion in market-value and foreign currency gains in closed-end and applicable evergreen funds, $1.4 billion in contributions and drawdowns, and $2.3 billion in distributions by closed-end funds.
Nine Months Ended September 30, 2014
AUM grew $9.6 billion, or 11.5%, to $93.2 billion as of September 30, 2014, from $83.6 billion as of December 31, 2013. The increase reflected $5.2 billion of new capital commitments, contributions and fee-generating leverage for closed-end and evergreen funds, $4.7 billion of net inflows to open-end funds, $3.0 billion of aggregate market-value gains, and $2.3 billion from the Highstar acquisition, partially offset by $4.3 billion of distributions to closed-end fund investors and $0.9 billion of negative foreign currency translation. New capital commitments, contributions and fee-generating leverage included $1.2 billion for EIF II, $1.4 billion for CLOs, $0.8 billion for Real Estate Debt, $0.7 billion for Strategic Credit, $0.3 billion for Oaktree Value Equity Fund, L.P. and $0.3 billion for Mezz IV. Net inflows to open-end funds included gross capital raised of $3.3 billion for High Yield Bonds, $2.7 billion for Emerging Markets Equities, $1.0 billion for Senior Loans and $0.8 billion for Convertible Securities. The $4.3 billion of distributions to closed-end fund investors included $1.9 billion by Distressed Debt funds and $1.8 billion by Principal Investing funds.
Management fee-generating AUM grew $7.1 billion, or 9.9%, to $79.1 billion as of September 30, 2014, from $72.0 billion as of December 31, 2013. The increase reflected $4.6 billion of net inflows to open-end funds, $2.0 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds that pay fees based on drawn capital or NAV, $1.9 billion from the Highstar acquisition, $1.0 billion of market-value gains in funds for which management fees are based on NAV, and $1.1 billion in new capital commitments, partially offset by a $1.9 billion decline attributable to asset sales by closed-end funds in liquidation and $0.8 billion of negative foreign currency translation.
Incentive-creating AUM grew $2.3 billion, or 7.1%, to $34.7 billion as of September 30, 2014, from $32.4 billion as of December 31, 2013. The increase reflected the net effect of $4.5 billion in drawdowns by closed-end funds, $2.2 billion in market-value gains in closed-end and applicable evergreen funds, $1.0 billion from the Highstar acquisition, $4.8 billion in distributions by closed-end funds, and $0.5 billion from negative foreign currency translation.
Nine Months Ended September 30, 2013
AUM increased $2.7 billion, or 3.5%, to $79.8 billion as of September 30, 2013, from $77.1 billion as of December 31, 2012. The increase reflected $6.1 billion of aggregate market-value gains and $6.3 billion of new capital commitments and fee-generating leverage, partially offset by $9.8 billion of distributions to closed-end fund investors. New capital commitments and fee-generating leverage included $2.1 billion for ROF VI, $1.6 billion for Oaktree Enhanced Income Fund, L.P. and $1.3 billion for Strategic Credit. Opps VIIb accounted for $2.7 billion of the $9.8 billion in distributions.

Management fee-generating AUM increased $0.1 billion, or 0.1%, to $66.9 billion as of September 30, 2013, from $66.8 billion as of December 31, 2012. The increase reflected $2.9 billion in fee-generating leverage and drawdowns by closed-end funds on which management fees are based on drawn capital or NAV, $2.0 billion of new capital commitments for ROF VI, and $1.9 billion of market-value and foreign currency gains in funds for which management fees are based on NAV. These increases were offset by a $6.7 billion decline caused by asset sales in closed-end funds in their liquidation period, of which $2.5 billion was attributable to Opps VIIb. As of September 30, 2013, Opps IX had made an aggregate 15% drawdown against its $5.1 billion of committed capital. We chose to not commence Opps IX's investment period until January 1, 2014; as a result, as of September 30, 2014 management fees were assessed only on its drawn capital, and management fee-generating AUM included only that portion of committed capital.
Incentive-creating AUM decreased $1.7 billion, or 5.0%, to $32.3 billion as of September 30, 2013, from $34.0 billion as of December 31, 2012. The decrease was primarily attributable to $9.5 billion of distributions by closed-end funds, partially offset by $4.2 billion of market-value and foreign currency gains in closed-end and applicable evergreen funds, and $3.2 billion of drawn capital by closed-end funds.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2014	2013	2014	2013
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$2,481,015	$2,127,500	$2,276,439	$2,137,798
Incentives created (fund level):
Closed-end funds	(302,913)	85,068	232,309	714,899
Evergreen funds	(10,722)	13,389	10,706	38,501
Total incentives created (fund level)	(313,635)	98,457	243,015	753,400
Less: segment incentive income recognized by us	(86,324)	(122,424)	(438,398)	(787,665)
Ending balance	$2,081,056	$2,103,533	$2,081,056	$2,103,533
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,079,576	$1,200,399	$1,079,576	$1,200,399
As of September 30, 2014 and 2013, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $384.8 million and $604.7 million, respectively, with the remainder arising from funds that as of that date had not yet reached the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than tax-related distributions.
As of September 30, 2014, 79% of the net accrued incentives (fund level) were in funds in their liquidation period or evergreen funds, and 41% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended September 30, 2014 and 2013
Incentives created (fund level) was negative $313.6 million for the three months ended September 30, 2014, primarily reflecting price declines on our investments amid the weaker financial markets. Of the $313.6 million negative gross incentives created (fund level), approximately two-thirds represented gross incentives created in excess of our typical 20% share due to catch-up allocations for closed-end funds. Generally speaking, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund’s NAV results in a commensurate amount of positive or negative gross incentives created (fund level).
Incentives created (fund level) was $98.5 million for the three months ended September 30, 2013, reflecting the period's investment returns across our incentive-creating funds. The $98.5 million of incentives created (fund level) would have been about a third larger had it not been for the catch-up layer impact of certain closed-end funds that, in aggregate, generated negative gross incentives created in the period.

Nine Months Ended September 30, 2014 and 2013
Incentives created (fund level) was $243.0 million for the nine months ended September 30, 2014, reflecting both the 92.4% share of our incentive-creating AUM that was creating incentives as of September 30, 2014 and the period’s investment returns. The $243.0 million of incentives created (fund level) reflected $179.4 million from Control Investing funds, $128.9 million from Real Estate funds, and negative $81.5 million from Distressed Debt funds. The $243.0 million of incentives created (fund level) would have been about one-half larger had it not been for the catch-up layer impact of certain closed-end funds that, in aggregate, generated negative gross incentives created in the period.
Incentives created (fund level) was $753.4 million for the nine months ended September 30, 2013, reflecting the 75.8% share of our incentive-creating AUM that was creating incentives as of September 30, 2013 and the period's investment returns. The $753.4 million of incentives created (fund level) included $142.7 million from Opps VIIb, $449.6 million from other Distressed Debt funds, and $122.2 million from Control Investing and Real Estate funds. Approximately one-tenth of the $753.4 million represented gross incentives created in excess of our typical 20% share due to catch-up allocations for closed-end funds.
Uncalled Capital Commitments
As of September 30, 2014, June 30, 2014 and September 30, 2013, uncalled capital commitments were $12.4 billion, $11.0 billion and $12.3 billion, respectively. Capital drawn by closed-end funds during the three and twelve months ended September 30, 2014 aggregated $1.6 billion and $7.7 billion, respectively, as compared with $1.2 billion and $6.2 billion for the corresponding prior-year periods.

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
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)
Revenues:
Management fees	$194,509	$185,580	$572,028	$552,281
Incentive income	86,324	122,424	438,398	787,665
Investment income (loss)	(2,361)	53,558	98,318	170,184
Total revenues	278,472	361,562	1,108,744	1,510,130
Expenses:
Compensation and benefits	(99,402)	(95,561)	(290,234)	(279,344)
Equity-based compensation	(5,185)	(1,070)	(14,279)	(2,646)
Incentive income compensation	(39,814)	(49,222)	(207,789)	(308,446)
General and administrative	(29,687)	(27,389)	(91,380)	(80,889)
Depreciation and amortization	(1,914)	(1,791)	(5,650)	(5,266)
Total expenses	(176,002)	(175,033)	(609,332)	(676,591)
Adjusted net income before interest and other income (expense)	102,470	186,529	499,412	833,539
Interest expense, net of interest income	(7,419)	(7,074)	(20,978)	(21,617)
Other income (expense), net	10	148	(1,679)	412
Adjusted net income	95,061	179,603	476,755	812,334
Adjusted net income attributable to OCGH non-controlling interest	(68,011)	(134,128)	(346,954)	(634,714)
Non-Operating Group expenses	(264)	(271)	(1,149)	(947)
Adjusted net income-OCG before income taxes	26,786	45,204	128,652	176,673
Income taxes-OCG	(6,205)	(674)	(17,477)	(15,488)
Adjusted net income-OCG	$20,581	$44,530	$111,175	$161,185
Adjusted net income per Class A unit	$0.47	$1.16	$2.63	$4.76
Weighted average number of Class A units outstanding	43,480	38,239	42,234	33,845

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)
Revenues:
Management fees	$194,509	$185,580	$572,028	$552,281
Incentive income	86,324	122,424	438,398	787,665
Receipts of investment income from funds (1)	22,120	18,783	66,689	102,281
Receipts of investment income from companies	11,240	9,000	29,256	20,216
Total distributable earnings revenues	314,193	335,787	1,106,371	1,462,443
Expenses:
Compensation and benefits	(99,402)	(95,561)	(290,234)	(279,344)
Incentive income compensation	(39,814)	(49,222)	(207,789)	(308,446)
General and administrative	(29,687)	(27,389)	(91,380)	(80,889)
Depreciation and amortization	(1,914)	(1,791)	(5,650)	(5,266)
Total expenses	(170,817)	(173,963)	(595,053)	(673,945)
Other income (expense):
Interest expense, net of interest income	(7,419)	(7,074)	(20,978)	(21,617)
Operating Group income tax (expense) benefit	1,208	(71)	(2,172)	(4,282)
Other income (expense), net	10	148	(1,679)	412
Distributable earnings	137,175	154,827	486,489	763,011
Distributable earnings attributable to OCGH non-controlling interest	(98,143)	(115,624)	(353,593)	(596,276)
Non-Operating Group expenses	(264)	(271)	(1,149)	(947)
Distributable earnings-OCG income taxes	(740)	(1,445)	(2,218)	(5,566)
Tax receivable agreement	(3,955)	(2,848)	(11,862)	(7,541)
Distributable earnings-OCG	$34,073	$34,639	$117,667	$152,681
Distributable earnings per Class A unit	$0.78	$0.91	$2.79	$4.51
Weighted average number of Class A units outstanding	43,480	38,239	42,234	33,845

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Distributable earnings decreased $17.6 million, or 11.4%, to $137.2 million for the three months ended September 30, 2014, from $154.8 million for the three months ended September 30, 2013, reflecting $26.7 million in lower incentive income, net of incentive income compensation expense, partially offset by increases of $5.6 million in investment income proceeds and $2.7 million in fee-related earnings. For the three months ended September 30, 2014, investment income proceeds totaled $33.4 million, including $22.1 million from fund distributions and $9.4 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $27.8 million, of which $18.8 million and $9.0 million was attributable to fund distributions and DoubleLine, respectively.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Distributable earnings decreased $276.5 million, or 36.2%, to $486.5 million for the nine months ended September 30, 2014, from $763.0 million for the nine months ended September 30, 2013, reflecting decreases of $248.6 million in incentive income, net of incentive income compensation expense, $26.6 million in investment income proceeds, and $2.0 million in fee-related earnings. For the nine months ended September 30, 2014, investment income proceeds totaled $95.9 million, including $66.7 million from fund distributions and $27.5 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $122.5 million, of which $102.3 million and $20.2 million was attributable to fund distributions and DoubleLine, respectively.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Distributable earnings	$137,175	$154,827	$486,489	$763,011
Investment income (loss) (1)	(2,361)	53,558	98,318	170,184
Receipts of investment income from funds (2)	(22,120)	(18,783)	(66,689)	(102,281)
Receipts of investment income from companies	(11,240)	(9,000)	(29,256)	(20,216)
Equity-based compensation (3)	(5,185)	(1,070)	(14,279)	(2,646)
Operating Group income taxes	(1,208)	71	2,172	4,282
Adjusted net income	95,061	179,603	476,755	812,334
Incentive income (4)	3,234	—	(55,124)	—
Incentive income compensation (4)	(3,234)	—	36,988	—
Equity-based compensation (5)	(5,372)	(6,250)	(15,947)	(18,231)
Amortization of intangibles (6)	(488)	—	(488)	—
Income taxes (7)	(5,341)	(726)	(19,088)	(18,874)
Non-Operating Group expenses (8)	(264)	(271)	(1,149)	(947)
OCGH non-controlling interest (8)	(64,683)	(129,408)	(320,054)	(617,191)
Net income attributable to Oaktree Capital Group, LLC	$18,913	$42,948	$101,893	$157,091

(1)
This adjustment eliminates our segment investment income (loss), which with respect to investment in funds is initially largely non-cash in nature and is thus not available to fund our operations or make equity distributions.

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

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and nine months ended September 30, 2013.

(5)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund operations or make equity distributions.

(6)	This adjustment adds back acquisition-related amortization of intangibles.

(7)	Because adjusted net income and distributable earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(8)
Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Distributable earnings-OCG (1)	$34,073	$34,639	$117,667	$152,681
Investment income (loss) attributable to OCG	(672)	13,560	26,879	37,544
Receipts of investment income from funds attributable to OCG	(6,294)	(4,756)	(18,465)	(22,385)
Receipts of investment income from companies attributable to OCG	(3,198)	(2,279)	(8,102)	(4,565)
Equity-based compensation attributable to OCG (2)	(1,475)	(271)	(3,969)	(604)
Distributable earnings-OCG income taxes	740	1,445	2,218	5,566
Tax receivable agreement	3,955	2,848	11,862	7,541
Income taxes of Intermediate Holding Companies	(6,548)	(656)	(16,915)	(14,593)
Adjusted net income-OCG (1)	20,581	44,530	111,175	161,185
Incentive income attributable to OCG (3)	920	—	(14,148)	—
Incentive income compensation attributable to OCG (3)	(920)	—	9,420	—
Equity-based compensation attributable to OCG (4)	(1,529)	(1,582)	(4,415)	(4,094)
Amortization of intangibles attributable to OCG (5)	(139)	—	(139)	—
Net income attributable to Oaktree Capital Group, LLC	$18,913	$42,948	$101,893	$157,091

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

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and nine months ended September 30, 2013.

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

(5)	This adjustment adds back acquisition-related amortization of intangibles.

Fee-related Earnings (1)
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$135,631	$139,305	$404,925	$414,529
Open-end funds	45,075	36,125	128,273	108,469
Evergreen funds	13,803	10,150	38,830	29,283
Total management fees	194,509	185,580	572,028	552,281
Expenses:
Compensation and benefits	(99,402)	(95,561)	(290,234)	(279,344)
General and administrative	(29,687)	(27,389)	(91,380)	(80,889)
Depreciation and amortization	(1,914)	(1,791)	(5,650)	(5,266)
Total expenses	(131,003)	(124,741)	(387,264)	(365,499)
Fee-related earnings	63,506	60,839	184,764	186,782
Fee-related earnings attributable to OCGH non-controlling interest	(45,436)	(45,434)	(133,554)	(145,037)
Non-Operating Group expenses	(265)	(272)	(1,151)	(949)
Fee-related earnings-OCG before income taxes	17,805	15,133	50,059	40,796
Fee-related earnings-OCG income taxes	(1,836)	(2,428)	(6,566)	(5,839)
Fee-related earnings-OCG	$15,969	$12,705	$43,493	$34,957
Fee-related earnings per Class A unit	$0.37	$0.33	$1.03	$1.03
Weighted average number of Class A units outstanding	43,480	38,239	42,234	33,845

(1)
Beginning with the fourth quarter of 2013, the definition of fee-related earnings was modified to exclude non-cash equity-based compensation charges related to unit grants made after our initial public offering in April 2012. Prior periods have been recast to retroactively reflect this change. Those non-cash compensation charges amounted to $1.1 million and $2.6 million for the three and nine months ended September 30, 2013, respectively.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fee-related earnings (1)	$63,506	$60,839	$184,764	$186,782
Incentive income	86,324	122,424	438,398	787,665
Incentive income compensation	(39,814)	(49,222)	(207,789)	(308,446)
Investment income (loss)	(2,361)	53,558	98,318	170,184
Equity-based compensation (2)	(5,185)	(1,070)	(14,279)	(2,646)
Interest expense, net of interest income	(7,419)	(7,074)	(20,978)	(21,617)
Other income (expense), net	10	148	(1,679)	412
Adjusted net income	95,061	179,603	476,755	812,334
Incentive income (3)	3,234	—	(55,124)	—
Incentive income compensation (3)	(3,234)	—	36,988	—
Equity-based compensation (4)	(5,372)	(6,250)	(15,947)	(18,231)
Amortization of intangibles (5)	(488)	—	(488)	—
Income taxes (6)	(5,341)	(726)	(19,088)	(18,874)
Non-Operating Group expenses (7)	(264)	(271)	(1,149)	(947)
OCGH non-controlling interest (7)	(64,683)	(129,408)	(320,054)	(617,191)
Net income attributable to Oaktree Capital Group, LLC	$18,913	$42,948	$101,893	$157,091

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

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and nine months ended September 30, 2013.

(4)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made before our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position.

(5)	This adjustment adds back acquisition-related amortization of intangibles.

(6)	Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(7)
Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fee-related earnings-OCG (1)	$15,969	$12,705	$43,493	$34,957
Incentive income attributable to OCG	24,562	30,997	117,777	170,411
Incentive income compensation attributable to OCG	(11,328)	(12,463)	(55,847)	(66,737)
Investment income (loss) attributable to OCG	(672)	13,560	26,879	37,544
Equity-based compensation attributable to OCG (2)	(1,475)	(271)	(3,969)	(604)
Interest expense, net of interest income attributable to OCG	(2,109)	(1,790)	(5,810)	(4,832)
Other income (expense) attributable to OCG	3	38	(437)	95
Non-fee-related earnings income taxes attributable to OCG (3)	(4,369)	1,754	(10,911)	(9,649)
Adjusted net income-OCG (1)	20,581	44,530	111,175	161,185
Incentive income attributable to OCG (4)	920	—	(14,148)	—
Incentive income compensation attributable to OCG (4)	(920)	—	9,420	—
Equity-based compensation attributable to OCG (5)	(1,529)	(1,582)	(4,415)	(4,094)
Amortization of intangibles attributable to OCG (6)	(139)	—	(139)	—
Net income attributable to Oaktree Capital Group, LLC	$18,913	$42,948	$101,893	$157,091

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

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for the three and nine months ended September 30, 2013.

(5)
This adjustment adds back the effect of equity-based compensation charges attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position.

(6)	This adjustment adds back acquisition-related amortization of intangibles.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Management Fees:
Closed-end funds	$135,631	$139,305
Open-end funds	45,075	36,125
Evergreen funds	13,803	10,150
Total	$194,509	$185,580

Management fees increased $8.9 million, or 4.8%, to $194.5 million for the three months ended September 30, 2014, from $185.6 million for the three months ended September 30, 2013, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $3.7 million, or 2.7%, to $135.6 million for the three months ended September 30, 2014, from $139.3 million for the three months ended September 30, 2013. The decrease was primarily attributable to an aggregate $30.8 million decline from closed-end funds in liquidation and retroactive management fees in the prior-year period upon a closing by ROF VI, partially offset by an aggregate increase of $27.1 million primarily reflecting the start of Opps IX's investment period on January 1, 2014, the Highstar acquisition, closed-end funds for which management fees are based on drawn capital or NAV, final capital commitments to ROF VI and fees from CLOs.

•
Open-end funds.    Management fees attributable to open-end funds increased $9.0 million, or 24.9%, to $45.1 million for the three months ended September 30, 2014, from $36.1 million for the three months ended September 30, 2013. The increase reflected higher management fees as a result of net inflows to our Emerging Markets Equity and Senior Loan strategies, as well as market-value appreciation in our High Yield Bond strategies. Those increases were partially offset by $1.3 million in lower performance-based fees in our Convertible Securities strategies.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $3.6 million, or 35.3%, to $13.8 million for the three months ended September 30, 2014, from $10.2 million for the three months ended September 30, 2013, primarily reflecting drawdowns of capital commitments by Strategic Credit and Emerging Markets Opportunities, as well as market-value gains in Oaktree Value Opportunities Fund, L.P. (“VOF”). The period-end weighted average annual management fee rate for evergreen funds decreased to 1.55% as of September 30, 2014, from 1.69% as of September 30, 2013, largely as a result of Strategic Credit, for which the average management fee rate is lower than is the case for other evergreen funds.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Incentive Income:
Closed-end funds	$86,274	$121,322
Evergreen funds	50	1,102
Total	$86,324	$122,424
Incentive income decreased $36.1 million, or 29.5%, to $86.3 million for the three months ended September 30, 2014, from $122.4 million for the three months ended September 30, 2013. Opps VIIb accounted for incentive income of $77.8 million and $97.3 million in the third quarters of 2014 and 2013, respectively.
Investment Income (Loss)
A summary of investment income (loss) is set forth below:

	Three Months Ended September 30,
	2014	2013
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$(1,475)	$4,310
Convertible Securities	(712)	57
Distressed Debt	(21,774)	15,346
Control Investing	5,751	8,431
Real Estate	7,989	4,006
Listed Equities	209	11,416
Non-Oaktree funds	898	287
Income from investments in companies	6,753	9,705
Total investment income (loss)	$(2,361)	$53,558
Investment income (loss) decreased to a loss of $2.4 million for the three months ended September 30, 2014, from income of $53.6 million for the three months ended September 30, 2013, primarily as a result of market-value changes in Oaktree funds, amid generally weaker financial markets as compared with the prior-year period. The portion attributable to investments in companies decreased $2.9 million, primarily reflecting a $3.2 million market-value decline on our minority equity investment in Cinda, which was purchased in the fourth quarter of 2013. DoubleLine accounted for investment income of $10.5 million and $9.5 million for the three months ended September 30, 2014 and 2013, respectively, of which performance fees accounted for $1.2 million and zero, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $3.8 million, or 4.0%, to $99.4 million for the three months ended September 30, 2014, from $95.6 million for the three months ended September 30, 2013, reflecting growth in headcount, including from the Highstar acquisition.
Equity-based Compensation
Equity-based compensation increased to $5.2 million for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013, reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.

Incentive Income Compensation
Incentive income compensation expense decreased $9.4 million, or 19.1%, to $39.8 million for the three months ended September 30, 2014, from $49.2 million for the three months ended September 30, 2013. The percentage decrease was smaller than the corresponding decline of 29.5% in incentive income, primarily due to the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb, which caused incentive income compensation expense in the prior-year period to be $7.6 million lower than it otherwise would have been. There was no such benefit in the current-year period.
General and Administrative
General and administrative expense increased $2.3 million, or 8.4%, to $29.7 million for the three months ended September 30, 2014, from $27.4 million for the three months ended September 30, 2013. Excluding the impact of foreign currency-related items, general and administrative expenses increased $4.0 million, or 14.1%, to $32.4 million from $28.4 million. The increase primarily reflected costs associated with corporate growth and secondarily the Highstar acquisition.
Interest Expense, Net of Interest Income
Interest expense, net increased $0.3 million, or 4.2%, to $7.4 million for the three months ended September 30, 2014, from $7.1 million for the three months ended September 30, 2013, primarily reflecting the new senior notes issued in September 2014.
Other Income, Net
Other income, net decreased to $10 thousand for the three months ended September 30, 2014, from $0.1 million for the three months ended September 30, 2013. Both periods reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former senior executive and portfolio manager of our real estate group who left us in 2005.
Adjusted Net Income
Adjusted net income decreased $84.5 million, or 47.0%, to $95.1 million for the three months ended September 30, 2014, from $179.6 million for the three months ended September 30, 2013, reflecting decreases of $26.7 million in lower incentive income, net of incentive income compensation expense, and $56.0 million in investment income (loss), partially offset by $2.7 million in higher fee-related earnings.
Income Taxes-OCG
Income taxes increased $5.5 million, or 785.7%, to $6.2 million for the three months ended September 30, 2014, from $0.7 million for the three months ended September 30, 2013.  The increase was primarily attributable to a cumulative catch-up effect impacting each respective year associated with a change in the estimated full-year effective tax rate. Excluding this cumulative impact, income taxes decreased $0.2 million, or 5.0%, primarily due to a decrease in adjusted net income-OCG before income taxes in the current-year period as compared to the prior-year period. The effective tax rates applicable to adjusted net income-OCG before income taxes for the three months ended September 30, 2014 and 2013, including discrete items, were 23% and 1%, respectively, resulting from estimated full-year effective tax rates of 13% and 9%, excluding discrete items. The effective tax rate used for interim fiscal periods is based on the estimated full-year effective tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Management Fees:
Closed-end funds	$404,925	$414,529
Open-end funds	128,273	108,469
Evergreen funds	38,830	29,283
Total	$572,028	$552,281

Management fees increased $19.7 million, or 3.6%, to $572.0 million for the nine months ended September 30, 2014, from $552.3 million for the nine months ended September 30, 2013, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $9.6 million, or 2.3%, to $404.9 million for the nine months ended September 30, 2014, from $414.5 million for the nine months ended September 30, 2013. The decrease was primarily attributable to an aggregate $83.9 million decline from closed-end funds in liquidation and retroactive management fees in the prior-year period upon a closing by ROF VI, partially offset by an aggregate increase of $74.3 million primarily reflecting the start of Opps IX's investment period on January 1, 2014, closed-end funds for which management fees are based on drawn capital or NAV, the Highstar acquisition, final capital commitments to ROF VI and fees from CLOs.

•
Open-end funds.    Management fees attributable to open-end funds increased $19.8 million, or 18.2%, to $128.3 million for the nine months ended September 30, 2014, from $108.5 million for the nine months ended September 30, 2013. The increase reflected higher management fees as a result of net inflows to our Emerging Markets Equity and Senior Loan strategies, as well as market-value appreciation and $0.5 million in higher performance-based fees in our High Yield Bond strategies. Those increases were partially offset by $4.4 million in lower performance-based fees in our Convertible Securities strategies.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $9.5 million, or 32.4%, to $38.8 million for the nine months ended September 30, 2014, from $29.3 million for the nine months ended September 30, 2013, primarily reflecting drawdowns of capital commitments by Strategic Credit and Emerging Markets Opportunities, as well as market-value gains in VOF. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.55% as of September 30, 2014, from 1.69% as of September 30, 2013, largely as a result of Strategic Credit, for which the average management fee rate is lower than is the case for other evergreen funds.

Incentive Income
A summary of incentive income is set forth below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Incentive Income:
Closed-end funds	$437,509	$782,900
Evergreen funds	889	4,765
Total	$438,398	$787,665
Incentive income decreased $349.3 million, or 44.3%, to $438.4 million for the nine months ended September 30, 2014, from $787.7 million for the nine months ended September 30, 2013. The current-year period included $219.7 million of tax-related incentive distributions with respect to taxable income generated by closed-end funds, and $218.7 million of other incentive distributions, including $174.6 million from Opps VIIb. The prior-year period included incentive distributions of $565.0 million from Opps VIIb, $101.3 million from other funds and $121.4 million of tax-related incentive distributions with respect to taxable income generated by closed-end funds.
Investment Income
A summary of investment income is set forth below:

	Nine Months Ended September 30,
	2014	2013
Income from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$15,689	$9,774
Convertible Securities	227	120
Distressed Debt	17,419	70,538
Control Investing	22,433	31,202
Real Estate	20,727	14,685
Listed Equities	6,380	23,370
Non-Oaktree funds	2,201	1,240
Income from investments in companies	13,242	19,255
Total investment income	$98,318	$170,184
Investment income decreased $71.9 million, or 42.2%, to $98.3 million for the nine months ended September 30, 2014, from $170.2 million for the nine months ended September 30, 2013, primarily as a result of market-value changes in Oaktree funds, amid generally weaker financial markets in 2014 than characterized in 2013. The portion attributable to investments in companies decreased $6.1 million, reflecting a $17.0 million market-value decline on our minority equity investment in Cinda, partially offset by an $11.2 million increase in income from our one-fifth ownership stake in DoubleLine. DoubleLine accounted for investment income of $30.7 million and $19.5 million in the current and prior-year periods, respectively. The income of $19.5 million in the prior-year period reflected a placement fee expense associated with the launch by DoubleLine of a closed-end fund and a non-cash charge related to the firm’s employee ownership interests; excluding the effect of those two expenses, the income of $19.5 million in the prior-year period would have been income for us of $31 million. The income of $30.7 million and $19.5 million attributable to DoubleLine for the current and prior-year periods, respectively, included performance fees of $5.3 million and $3.0 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $10.9 million, or 3.9%, to $290.2 million for the nine months ended September 30, 2014, from $279.3 million for the nine months ended September 30, 2013, reflecting growth in headcount, including from the Highstar acquisition, and our phantom equity plan. The current and prior-year periods included a $0.9 million benefit and a $4.4 million expense, respectively, associated with our phantom equity plan, stemming from each period’s equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation increased to $14.3 million for the nine months ended September 30, 2014, from $2.6 million for the nine months ended September 30, 2013, reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $100.6 million, or 32.6%, to $207.8 million for the nine months ended September 30, 2014, from $308.4 million for the nine months ended September 30, 2013. The percentage decrease was smaller than the corresponding decline of 44.3% in incentive income, primarily due to the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb, which caused incentive income compensation expense in the prior-year period to be $44.1 million lower than it otherwise would have been. There was no such benefit in the current-year period.
General and Administrative
General and administrative expense increased $10.5 million, or 13.0%, to $91.4 million for the nine months ended September 30, 2014, from $80.9 million for the nine months ended September 30, 2013. Excluding the impact of foreign currency-related items, general and administrative expenses increased $15.1 million, or 18.5%, to $96.8 million from $81.7 million. The increase primarily reflected costs associated with corporate growth, the Highstar acquisition and our 2014 bi-annual client conferences.
Interest Expense, Net of Interest Income
Interest expense, net decreased $0.6 million, or 2.8%, to $21.0 million for the nine months ended September 30, 2014, from $21.6 million for the nine months ended September 30, 2013, primarily reflecting higher interest income on higher average yields.
Other Income (Expense), Net
Other income (expense), net was an expense of $1.7 million for the nine months ended September 30, 2014 and income of $0.4 million for the nine months ended September 30, 2013. The expense of $1.7 million in the current-year period reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by $1.5 million of income attributable to proceeds received as part of an arbitration award in 2010 related to a former senior executive and portfolio manager of our real estate group who left us in 2005. The income of $0.4 million in the prior-year period reflected the net results of operating the portfolio of properties received as part of the 2010 arbitration award.
Adjusted Net Income
Adjusted net income decreased $335.5 million, or 41.3%, to $476.8 million for the nine months ended September 30, 2014, from $812.3 million for the nine months ended September 30, 2013, reflecting decreases of $248.6 million in incentive income, net of incentive income compensation expense, $71.9 million in investment income, and $2.0 million in fee-related earnings.
Income Taxes-OCG
Income taxes increased $2.0 million, or 12.9%, to $17.5 million for the nine months ended September 30, 2014, from $15.5 million for the nine months ended September 30, 2013.  The increase was primarily attributable to an increase in the effective tax rate in the current-year period as compared to the prior-year period. The effective tax rates applicable to adjusted net income-OCG before income taxes for the nine months ended September 30, 2014 and 2013, including discrete items, were 14% and 9%, respectively, resulting from estimated full-year effective tax rates of 13% and 9%, excluding discrete items. The effective tax rate used for interim fiscal periods is based on the estimated full-year effective tax rate and is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

Segment Statements of Financial Condition
Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our corporate investments in funds and companies, favoring longer terms to better match the multi-year nature of our typical investment. Our segment assets do not include accrued incentives (fund level), an off-balance sheet metric, nor do they reflect the fair-market value of our 20% interest in DoubleLine, which is carried at cost, as adjusted under the equity method of accounting. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report.
The following table presents our segment statements of financial condition:

	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Assets:	(in thousands)
Cash and cash-equivalents	$595,610	$390,721	$304,743
U.S. Treasury securities	480,362	676,600	706,865
Corporate investments	1,465,211	1,197,173	1,100,500
Deferred tax assets	373,037	278,885	293,579
Receivables and other assets	331,294	273,748	243,673
Total assets	$3,245,514	$2,817,127	$2,649,360
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$347,329	$304,427	$261,849
Due to affiliates	321,430	242,986	250,290
Debt obligations	850,000	579,464	585,714
Total liabilities	1,518,759	1,126,877	1,097,853
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,182,870	1,220,647	1,117,830
Unitholders’ capital attributable to Oaktree Capital Group, LLC	543,885	469,603	433,677
Total capital	1,726,755	1,690,250	1,551,507
Total liabilities and capital	$3,245,514	$2,817,127	$2,649,360
Corporate Investments
A summary of corporate investments is set forth below:

	As of
	September 30, 2014	December 31, 2013	September 30, 2013
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$338,414	$125,560	$117,265
Convertible Securities	18,782	1,554	1,511
Distressed Debt	480,555	438,144	421,426
Control Investing	249,896	246,058	249,456
Real Estate	132,124	112,981	128,144
Listed Equities	149,395	129,697	116,919
Non-Oaktree funds	48,886	51,580	53,758
Investments in companies	47,159	91,599	12,021
Total corporate investments	$1,465,211	$1,197,173	$1,100,500

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of September 30, 2014, we had $1.1 billion of cash and investments in U.S. Treasury securities and $850 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of September 30, 2014. Oaktree’s investments in funds and companies had a carrying value of $1.5 billion as of September 30, 2014.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions related to our corporate investments in funds and companies. As of September 30, 2014, corporate investments of $1.5 billion included unrealized investment income of $370 million. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are discussed below.

Operating Activities
Net cash used in operating activities was $2.9 billion in the first nine months of 2014. Net cash provided by operating activities was $4.7 billion in the first nine months of 2013. These amounts included, for the first nine months of 2014 and 2013, respectively, (a) net purchases of securities of the consolidated funds of $3.3 billion and net proceeds from maturities and sales of investments of the consolidated funds of $3.5 billion; (b) net realized gains on investments of the consolidated funds of $1.6 billion and $2.8 billion; and (c) changes in unrealized losses on investments of the consolidated funds of $168.4 million and unrealized gains of $1.0 billion.
Investing Activities
Investing activities provided $168.5 million and used $386.1 million of cash in the first nine months of 2014 and 2013, respectively. Investing activities were primarily driven by net U.S. Treasury investment activities. Net activity from purchases, maturities and sales of U.S. Treasury securities included net proceeds of $196.2 million and net purchases of $336.3 million for the first nine months of 2014 and 2013, respectively. Corporate investments in funds and companies of $23.4 million and $8.9 million for the first nine months of 2014 and 2013, respectively, consisted of the following:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Investments in funds	$442,457	$125,690
Investments in consolidated funds eliminated in consolidation	(423,557)	(117,866)
Investments in unconsolidated companies	4,481	1,046
Corporate investments in funds and companies	$23,381	$8,870

Distributions from corporate investments in funds and companies of $26.3 million and $2.0 million for the first nine months of 2014 and 2013, respectively, consisted of the following:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Distributions received from investments in funds	$268,550	$274,666
Distributions received from consolidated funds eliminated in consolidation	(262,992)	(272,632)
Distributions received from investments in companies	20,693	—
Distributions from corporate investments in funds and companies	$26,251	$2,034

Purchases of fixed assets were $4.9 million and $3.0 million for the first nine months of 2014 and 2013, respectively. Additionally, the current-year period included a $25.6 million payment, net of cash acquired, for the Highstar acquisition and the prior-year period included a $40.0 million deposit related to the TRS agreement.
Financing Activities
Financing activities provided $3.9 billion of cash in the first nine months of 2014 and used $4.6 billion of cash in the first nine months of 2013. For the first nine months of 2014 and 2013, financing activities included (a) net contributions from non-controlling interests to consolidated funds of $1.2 billion and net distributions from consolidated funds to non-controlling interests of $5.4 billion, respectively; (b) net borrowings on credit facilities of the consolidated funds of $1.9 billion and $1.5 billion, respectively; (c) distributions to unitholders of $449.3 million and $659.1 million, respectively; (d) net proceeds of $268.3 million associated with the refinancing of our corporate credit facility and repayment of debt obligations of $29.5 million, respectively; and (e) purchases of OCGH units, net of issuance of Class A units, of $1.8 million and $0.8 million, respectively. Additionally, the current-year period included $978.5 million in proceeds from debt obligations issued by our CLOs and $17.8 million of payments for debt issuance costs.

Future Sources and Uses of Liquidity
We expect to continue to make distributions to our Class A unitholders pursuant to our distribution policy. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our Class A units in open market or privately negotiated purchases or otherwise, or redeem our Class A units pursuant to the terms of our operating agreement.
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
In September 2014, our subsidiaries Oaktree Capital Management, L.P. (the “Issuer”) and Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (the “Guarantors” and together with the Issuer, the “Obligors”) issued and sold to certain accredited investors $50.0 million aggregate principal amount of our 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100.0 million aggregate principal amount of our 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100.0 million aggregate principal amount of our 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “2014 Notes”) pursuant to a note and guarantee agreement (the “Note Agreement”). The 2014 Notes are senior unsecured obligations of the Issuer, guaranteed by the Guarantors on a joint and several basis. Interest on the 2014 Notes is payable semi-annually.
The Note Agreement provides for certain affirmative and negative covenants, including financial covenants relating to the Obligors’ combined leverage ratio and minimum assets under management. In addition, the Note Agreement contains customary representations and warranties of the Obligors and customary events of default, in certain cases, subject to cure periods. The Issuer may prepay all, or from time to time any part of, the 2014 Notes at any time, subject to the Issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the Issuer will be required to make an offer to prepay the 2014 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In November 2009, our subsidiary Oaktree Capital Management, L.P. issued $250 million in aggregate principal amount of senior notes due December 2, 2019 (the “2009 Notes”). The indenture governing the 2009 Notes contains customary financial covenants and restrictions that, among other things, limit Oaktree Capital Management, L.P. and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit-participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2009 Notes do not contain financial maintenance covenants.
In addition to the 2009 Notes, as of September 30, 2014, we had two other series of senior notes outstanding, with an aggregate remaining principal balance of $100.0 million due in 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion. As of September 30, 2014, we were in compliance with each of these covenants.
In March 2014, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is

0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of September 30, 2014, we were in compliance with each of these covenants and were able to draw the full amount available under the Revolver without violating any financial covenants.
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
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of September 30, 2014, we were required to maintain approximately $17.5 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
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
On May 29, 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us, after deducting underwriting discounts and commissions. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain members of our senior management.
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
On March 4, 2014, we issued and sold 5,000,000 Class A units to the underwriter in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain members of our senior management.
The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. These payments are expected to occur over the period ending approximately in 2036.
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2014.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2014:

	Last Three Months of 2014	2015-2016	2017-2018	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$4,202	$28,012	$13,480	$12,421	$58,115
Debt obligations payable	—	100,000	—	750,000	850,000
Interest obligations on debt (2)	12,887	74,755	60,066	120,441	268,149
Tax receivable agreement	10,423	33,122	36,266	241,129	320,940
Commitments to Oaktree and third-party funds (3)	344,857	—	—	—	344,857
Subtotal	372,369	235,889	109,812	1,123,991	1,842,061
Consolidated Funds:
Debt obligations payable	4,325,504	—	—	—	4,325,504
CLO loans payable	—	—	74,676	903,850	978,526
Interest obligations on debt	23,902	—	—	—	23,902
Interest on CLO loans payable (2)	5,778	46,223	46,223	159,528	257,752
Commitments to fund investments (4)	1,292,681	—	—	—	1,292,681
Total	$6,020,234	$282,112	$230,711	$2,187,369	$8,720,426

(1)
We lease our office space under agreements that expire periodically through 2022. The table includes only guaranteed minimum lease payments for these leases as of September 30, 2014, and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in our condensed consolidated financial statements. On November 7, 2014, the Company entered into an agreement to extend its Los Angeles office space lease, previously due to expire in 2017, through January 2030. Future minimum lease payments under the agreement are approximately $1.2 million for the remainder of 2014, $4.7 million in 2015, $4.6 million in 2016, $1.7 million in 2017, $5.1 million in 2018 and $68.5 million thereafter, and are not reflected in the table above.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2014.
As of September 30, 2014, none of the incentive income we had recognized was subject to clawback by the funds.

General Partner and Other Capital Commitments
As of September 30, 2014, our capital commitments to our funds (as general partner or otherwise) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of September 30, 2014
	(in millions)
Corporate Debt:
Oaktree Enhanced Income Fund II, L.P.	$20	$10
Collateralized Loan Obligation Vehicles	82	60
Oaktree Mezzanine Fund III, L.P.	40	6
Oaktree Mezzanine Fund IV, L.P.	20	20
Strategic Credit	21	12
European Private Debt	15	12
Distressed Debt:
Oaktree Opportunities Fund IX, L.P.	100	25
Emerging Markets Opportunities	50	21
Control Investments:
Oaktree Principal Fund V, L.P.	71	12
Oaktree Principal Fund VI, L.P.	20	19
Oaktree European Principal Fund III, L.P.	100	46
Oaktree Power Opportunities Fund III, L.P.	27	16
Real Estate:
Oaktree Real Estate Opportunities Fund V, L.P.	32	16
Oaktree Real Estate Opportunities Fund VI, L.P.	67	20
Real Estate Debt	32	29
Listed Equities:
Value Equities	15	12
Non-Oaktree	30	9
Total	$742	$345

Off-Balance Sheet Arrangements
We lease a corporate airplane for business purposes. We are responsible for any unreimbursed costs and expenses incurred in connection with the operation, crew, registration, maintenance, service and repair of the airplane. An unaffiliated third party provides certain services with respect to operations of the plane. The lease contains a buyout provision that would allow us to purchase the plane at the lease’s termination in February 2015. If we do not exercise that option, we would be responsible for any shortfall, up to $10.0 million, in sale proceeds the lessor might incur below an expected sale value of $12.3 million.
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
The table below summarizes the valuation of investments and other financial instruments, by fund structure and fair-value hierarchy levels, for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of September 30, 2014	Level I	Level II	Level III	Total
Closed-end funds	$4,428,561	$7,886,530	$24,816,212	$37,131,303
Open-end funds	870,638	5,272,176	42,031	6,184,845
Evergreen funds	732,004	794,407	639,842	2,166,253
Total	$6,031,203	$13,953,113	$25,498,085	$45,482,401

As of December 31, 2013
Closed-end funds	$3,780,782	$7,489,381	$20,746,453	$32,016,616
Open-end funds	166,664	4,914,628	3,647	5,084,939
Evergreen funds	718,997	1,180,397	715,745	2,615,139
Total	$4,666,443	$13,584,406	$21,465,845	$39,716,694

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
Price Risk
Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
As of September 30, 2014, we had investments at fair value of $45.3 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $4.5 billion. Inasmuch as this effect would be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital and (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. We estimate that for the nine months ended September 30, 2014, an incremental 10% decline in market values of the investments held in our funds would result in an approximate $18.8 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.

Impact on Segment Incentive Income
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds occurs generally as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values as of September 30, 2014 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and third-party managed funds or companies. This income is directly affected by changes in market risk factors. We estimate that for the nine months ended September 30, 2014, an incremental 10% decline in fair values of the investments held in our funds and other holdings would result in a $220.5 million decrease in investment income. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the nine months ended September 30, 2014, a 10% decline in the average rate of exchange of the U.S. dollar would result in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $8.7 million;

•	our operating expenses would have increased by $11.1 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $1.7 million; and

•	our income tax expense would have decreased by $0.2 million.
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
Interest-rate Risk
As of September 30, 2014, Oaktree and its operating subsidiaries had $850.0 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan interest rate to a fixed rate through January 2017. As a result, we estimate that for the nine months ended September 30, 2014, there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.1 billion of aggregate segment cash and cash-equivalents and investments in U.S. Treasury securities as of September 30, 2014, we estimate Oaktree and its operating subsidiaries would generate an additional $10.8 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements, debt issued by our CLOs and certain other investment financing arrangements. Most of these debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of September 30, 2014, $5.3 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable rates would increase on an annualized basis by $52.5 million in the event interest rates were to increase by 100 basis points.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal Actions” in note 13 to our condensed consolidated financial statements included elsewhere in this quarterly report, which section is incorporated herein by reference.
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
Under our operating agreement, we are required to issue one Class B unit to OCGH for each OCGH unit issued.  Accordingly, on August 1, 2014, we issued (i) 100,000 Class B units to OCGH, which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting and (ii) 100,595 Class B units to OCGH, which corresponded to the number of OCGH units issued by OCGH to Highstar Capital LP in connection with the Highstar acquisition.  No purchase price was paid by OCGH to the Company for the issuances of the Class B units.  These issuances were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering.
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

Closed-end Funds

			As of September 30, 2014
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund IX, L.P.	Jan. 2014	Jan. 2017	$5,066	$3,799	$234	$1	$4,032	$4,966	$—	$12	$4,016	13.6%	8.3%	1.1x
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,692	838	29	3,501	2,441	17	145	3,167	16.7	11.1	1.4
Special Account B	Nov. 2009	Nov. 2012	1,031	1,084	582	853	813	808	15	20	595	17.5	14.7	1.6
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	2,380	3,110	3,777	2,649	106	358	2,781	16.2	11.5	1.6
Special Account A	Nov. 2008	Oct. 2012	253	253	304	460	97	75	41	19	—	30.2	24.6	2.2
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	9,360	16,488	2,716	1,897	1,367	452	—	23.1	17.7	2.0
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,550	4,381	767	924	81	29	716	10.9	8.1	1.5
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,316	2,709	380	460	103	154	56	12.2	9.0	1.8
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	972	2,032	119	138	166	24	—	18.6	14.3	1.9
Legacy funds (6)	Various	Various	9,543	9,543	8,182	17,689	36	—	1,113	7	—	24.2	19.3	1.9
												22.7%	17.3%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund, L.P. (7)	Sep. 2013	Sep. 2016	$384	$118	$1	$10	$109	$103	$—	$—	$113	nm	nm	1.0x
Special Account F (7)	Jan. 2014	Jan. 2017	253	110	(1)	21	88	87	—	—	92	nm	nm	1.0

Global Principal Investments
Oaktree Principal Fund V, L.P. (8)	Feb. 2009	Feb. 2015	$2,827	$2,413	$812	$859	$2,366	$1,839	$18	$139	$2,170	15.4%	8.7%	1.5x
Special Account C	Dec. 2008	Feb. 2014	505	455	311	258	508	395	13	48	337	19.0	14.0	1.8
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,742	3,400	1,670	1,253	22	24	1,644	10.5	8.1	1.6
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	932	2,115	217	—	139	41	—	14.3	10.0	1.7
Legacy funds (6)	Various	Various	2,301	2,301	1,840	4,137	4	—	236	1	—	14.5	11.6	1.8
												13.6%	10.1%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$49	$124	$428	$331	$—	$—	$642	5.5%	1.8%	1.3x

European Principal Investments (9)
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,798	€445	€98	€2,145	€3,095	€—	€86	€1,974	19.0%	10.3%	1.4x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€746	€1,300	€1,131	€1,035	€19	€89	€1,013	13.1	8.4	1.6
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$473	$434	$822	$85	$91	$30	$53	$—	11.6	8.7	2.0
												13.8%	8.9%
Power Opportunities
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	$1,062	$535	$187	$123	$599	$1,036	$—	$36	$499	24.8%	13.3%	1.5x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,452	1,899	94	39	94	6	—	76.1	58.9	3.9
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												35.0%	26.9%
Infrastructure Investing
Highstar Capital IV, L.P. (10)	Nov. 2010	Nov. 2016	$2,346	$1,564	$75	$264	$1,375	$1,882	$—	$—	$1,122	11.5%	2.3%	1.2x

			As of September 30, 2014
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VI, L.P.	Aug. 2012	Aug. 2016	$2,677	$1,874	$332	$39	$2,167	$2,610	$—	$64	$1,998	22.8%	13.6%	1.2x
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	637	668	1,252	1,251	12	109	928	18.8	13.4	1.6
Special Account D	Nov. 2009	Nov. 2012	256	263	141	214	190	120	2	12	145	15.2	12.9	1.6
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	355	326	479	284	13	54	317	17.2	11.7	1.9
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	656	1,243	120	—	111	19	—	15.7	11.7	2.0
Legacy funds (6)	Various	Various	1,634	1,610	1,399	3,004	5	—	111	1	59	15.2	12.0	1.9
												15.7%	12.1%
Real Estate Debt
Oaktree Real Estate Debt Fund, L.P. (7)	Sep. 2013	Sep. 2016	$1,012	$78	$4	$2	$80	$75	$—	$—	$75	nm	nm	1.1x
Oaktree PPIP Fund, L.P. (11)	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2%	N/A	1.4

Mezzanine Finance
Oaktree Mezzanine Fund III, L.P. (12)	Dec. 2009	Dec. 2014	$1,592	$1,344	$231	$887	$688	$1,397	$—	$—	$704	14.8%	10.4% / 6.5%	1.3x
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	490	1,320	277	352	—	—	303	11.3	7.7	1.5
OCM Mezzanine Fund, L.P. (13)	Oct. 2001	Oct. 2006	808	773	305	1,073	5	—	38	1	—	15.4	10.8 /10.6	1.5
												13.1%	8.8%
European Private Debt
Oaktree European Dislocation Fund, L.P. (7)	Oct. 2013	Oct. 2016	€293	€54	€7	€29	€32	€52	€—	€1	€27	nm	nm	1.2x
Special Account E (7)	Oct. 2013	Apr. 2015	€379	€115	€11	€3	€123	€114	€—	€2	€117	nm	nm	1.1
				$67,610	(14) (15)			32,930	(15)	2,053	(15)
						Other (16)		4,596		12
						Total (17)		$37,526		$2,065

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) excludes Oaktree segment incentive income previously recognized.

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

(7)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through September 30, 2014 was less than 18 months.

(8)
In the fourth quarter of 2013, the investment period for Oaktree Principal Fund V, L.P. was extended for a one-year period until February 2015. However, management fees stepped down to the post-investment period basis effective February 2014.

(9)
Aggregate IRRs are based on the conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD using the September 30, 2014 spot rate of $1.26.

(10)
The fund includes co-investments of $346 million in AUM for which we earn no management fees or incentive allocation. Those co-investments have been excluded from the calculation of gross and net IRR, as well as the unreturned drawn capital plus accrued preferred return amount and multiple of drawn capital. The fund follows the American-style waterfall, whereby the general partner may receive carry as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of carried interest may be subject to repayment, or clawback. As of September 30, 2014, Oaktree had not recognized any carry from this fund. Additionally, under the terms of the Highstar acquisition, Oaktree is effectively entitled to approximately 8% of the carry generated by this fund.

(11)
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

(12)
The fund's investment period ends on December 15, 2014, at which time management fees will step down to the initial post-investment period basis, which as of September 30, 2014 was $675 million. The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 6.5%. The combined net IRR for Class A and Class B interests was 9.1%.

(13)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.6%. The combined net IRR for the Class A and Class B interests was 10.7%.

(14)	The aggregate change in drawn capital for the three and nine months ended September 30, 2014 was $1.6 billion and $6.2 billion, respectively.

(15)	Totals are based on the conversion of Euro amounts to USD using the September 30, 2014 spot rate of $1.26.

(16)
This includes Oaktree Enhanced Income Fund, L.P., Oaktree Enhanced Income Fund II, L.P., Oaktree Loan Fund 2x, L.P., Oaktree Asia Special Situations Fund, L.P., CLOs, a closed-end separate account, a non-Oaktree fund and two evergreen separate accounts in our Real Estate Debt strategy.

(17)
This excludes one separate account with management fee-generating AUM of $425 million as of September 30, 2014, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes two evergreen separate accounts in our Real Estate Debt strategy with an aggregate $156 million of management fee-generating AUM.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Sept. 30, 2014	Twelve Months Ended September 30, 2014			Since Inception through September 30, 2014
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$13,867	6.5%	6.0%	6.7%	9.8%	9.3%	8.7%	0.82	0.56
Global High Yield Bonds	Nov. 2010	6,686	7.1	6.6	7.4	9.0	8.5	8.1	1.29	1.25
European High Yield Bonds	May 1999	632	9.2	8.6	8.2	8.3	7.8	6.3	0.67	0.39
U.S. Convertibles	Apr. 1987	5,016	7.7	7.2	14.2	10.0	9.5	8.4	0.51	0.35
Non-U.S. Convertibles	Oct. 1994	2,727	6.2	5.7	4.0	8.8	8.3	5.8	0.78	0.39
High Income Convertibles	Aug. 1989	930	7.9	7.4	6.8	11.9	11.3	8.6	1.05	0.60
U.S. Senior Loans	Sep. 2008	2,830	4.5	4.0	4.3	7.4	6.9	5.9	1.21	0.63
European Senior Loans	May 2009	1,680	3.7	3.2	4.3	10.1	9.6	11.3	1.78	1.86
Emerging Markets Equities	Jul. 2011	3,557	4.9	4.1	4.3	1.0	0.2	(1.4)	0.05	(0.08)
Total		$37,925

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

Evergreen Funds

		As of September 30, 2014			Twelve Months Ended September 30, 2014		Since Inception through September 30, 2014
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception				Rates of Return		Annualized Rates of Return
					Gross	Net	Gross	Net
		(in millions)

Strategic Credit (1)	Jul. 2012	$2,784	$1,455	$ n/a	11.0%	9.1%	14.6%	12.2%
Value Opportunities	Sep. 2007	1,973	1,905	10	10.0	6.1	13.4	8.6
Value Equities (2)	Apr. 2014	347	61	—	nm	nm	nm	nm
Emerging Markets Opportunities (2)	Sep. 2013	233	78	—	nm	nm	nm	nm
Emerging Markets Absolute Return	Apr. 1997	220	196	—	6.7	4.3	14.7	10.0
			3,695	10
Restructured funds (3)			—	6
Total (1)(4)			$3,695	$16

(1)
Includes a separate account in a closed-end fund structure with $612 million and $425 million of AUM and management fee-generating AUM, respectively. The returns presented are time-weighted rates of return.

(2)	Rates of return are not considered meaningful (“nm”) because the since-inception period as of September 30, 2014 was less than 18 months.

(3)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and Oaktree Japan Opportunities Fund, L.P. (Yen class). As of September 30, 2014, these funds had gross and net IRRs since inception of (2.1)% and (4.5)%, 7.7% and 5.4%, and (5.4)% and (6.4)%, respectively, and in the aggregate had AUM of $153.3 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $5.6 million as of September 30, 2014.

(4)	The total excludes two evergreen separate accounts in our Real Estate Debt strategy with an aggregate $156 million of management fee-generating AUM.

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
Date: November 7, 2014

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

4.1
Note and Guaranty Agreement, dated as of July 11, 2014, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.2	Form of 3.91% Senior Notes, Series A, due September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.3	Form of 4.01% Senior Notes, Series B, due September 3, 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.4	Form of 4.21% Senior Notes, Series C, due September 3, 2029 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

10.1
First Amendment, dated November 3, 2014, to the March 31, 2014 Credit Agreement among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, L/C issuer and swing line lender, and Wells Fargo Securities, LLC, as sole lead arranger and sole lead bookrunner.

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