Form 10-K
period 2014-12-31
Oaktree Capital Group, LLC
filed 2015-02-27
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Class A units of the registrant held by non-affiliates as of June 30, 2014 was approximately $2.2 billion.
As of February 24, 2015, there were 43,771,659 Class A units and 109,974,898 Class B units of the registrant outstanding.
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
Our internal data, estimates and forecasts are based upon information obtained from investors in our funds, partners, trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions.

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
“2007 Private Offering” refers to the sale completed on May 25, 2007 of 23,000,000 of our Class A units to qualified institutional buyers (as defined in the Securities Act) in a transaction exempt from the registration requirements of the Securities Act. Prior to our initial public offering, these Class A units traded on a private over-the-counter market developed by Goldman, Sachs & Co. for Tradable Unregistered Equity Securities.
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
“initial public offering” refers to the listing of our Class A units on the New York Stock Exchange on April 12, 2012 whereby Oaktree sold 7,888,864 Class A units and selling unitholders sold 954,159 Class A units, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Initial Public Offering” in this annual report.
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
“Relevant Benchmark” refers, with respect to:

•	our U.S. High Yield Bond strategy, to the Citigroup U.S. High Yield Cash-Pay Capped Index;

•	our Global High Yield Bond strategy, to an Oaktree custom global high yield index that represents 60% BofA Merrill Lynch High Yield Master II Constrained Index and 40% BofA Merrill Lynch Global Non-

Financial High Yield European Issuers 3% Constrained, ex-Russia Index – USD Hedged from inception through December 31, 2012, and the BofA Merrill Lynch Non-Financial Developed Markets High Yield Constrained Index – USD Hedged thereafter;

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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank, Stephen A. Kaplan, Larry W. Keele, David M. Kirchheimer and Sheldon M. Stone.
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

Part I.
Item 1. Business
Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $90.8 billion in assets under management (“AUM”) as of December 31, 2014. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over nearly three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
Our founding senior executives were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots we have developed an array of specialized credit- and equity-oriented strategies. Our 290 investment professionals include 154 senior investment professionals with an average 18 years of industry experience, who between them possess the investing, research, analytical, legal, trading and other skills, relationships and experience that are necessary for long-term success in our complex markets. Additionally, our compensation and other personnel practices foster a collaborative culture that facilitates complementary investment strategies benefiting from shared knowledge and insights.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has nearly doubled over the past decade, to over 2,000, including 74 of the 100 largest U.S. pension plans, 39 states in the United States, 407 corporations and/or their pension funds, 351 university, charitable and other endowments and foundations, 14 sovereign wealth funds and approximately 300 other non-U.S. institutional investors. Our 25 largest clients participate in an average of four different investment strategies, reflecting the confidence engendered by our consistent firm-wide investment approach. Approximately 14% of our AUM represents high-net-worth individuals or sub-advisory relationships with mutual funds, indicating both the broadening appeal of alternatives to individual investors and our heightened focus on that market.
Since Oaktree’s founding in 1995, our AUM has grown significantly, even as we have distributed over $70 billion from our closed-end funds.  Although we limit our AUM when appropriate in order to better position us to generate superior risk-adjusted returns, we have a long-term track record of organically growing our investment strategies, increasing our AUM and expanding our client base. In 2014, we raised gross capital of $14.7 billion, our second-highest annual total ever and largest without a new Distressed Debt fund. Of the $14.7 billion, $7.6 billion represented investment strategies and products developed over the last four years.
As shown in the chart below, our AUM has grown to $90.8 billion as of December 31, 2014 from $27.9 billion a decade earlier.  Over the same period, management fee-generating assets under management (“management fee-generating AUM”) grew from $26.7 billion to $78.1 billion, and incentive-creating assets under management (“incentive-creating AUM”) increased from $9.3 billion to $33.9 billion.

Year-end AUM

We have systematically broadened employee ownership since our founding to help align interests among employees, our clients and other stakeholders, as well as to facilitate a smooth generational transfer of management and ownership. We have 927 employees, including 218 employee-owners, with offices in 17 cities across 12 countries, of which the largest offices are in Los Angeles (headquarters), London, New York City and Hong Kong.
Structure and Operation of Our Business
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital or net asset value (“NAV”) of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and certain evergreen funds. Investment income refers to the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in other companies.
Structure of Funds
Closed-end Funds
Our closed-end funds are typically structured as limited partnerships that have a 10- or 11-year term and have a specified period during which clients can subscribe for limited partnership interests in the fund. Once a client is admitted as a limited partner, that client is required to contribute capital when called by us as the general partner, and generally cannot withdraw its investment. Our closed-end funds have an investment period that generally ranges from three to five years, during which we are permitted to invest the committed capital of those funds. As closed-end funds liquidate their investments, we typically distribute the proceeds to the clients, although during the investment period we have the ability to retain or recall such proceeds to make additional investments. Once we have committed to invest approximately 80% of the capital in a particular fund, we typically raise a new fund in the same strategy, generally ensuring that we always have capital to invest in new opportunities. From time to time, we may provide discretionary management services for clients within our closed-end fund strategies through a separate account or a limited partnership or limited liability company managed by us with the client as the sole limited partner or sole non-managing member (a “fund-of-one”).
Our closed-end funds also include collateralized loan obligation vehicles (“CLOs”) for which we serve as collateral manager. CLOs are structured finance vehicles in which we typically make an investment and for which we earn management fees. Investors in CLOs are generally unable to redeem their interests until the CLO liquidates, is called or otherwise terminates.
Open-end Funds
Our commingled open-end funds are typically structured as limited partnerships that are designed to admit clients as new limited partners (or accept additional capital from existing limited partners) on an ongoing basis during the fund’s life. Clients in commingled open-end funds typically contribute all of their committed capital upon being admitted to the fund. These funds do not have an investment period and do not distribute proceeds of realized investments to clients. We are permitted to commit the fund’s capital (including realized proceeds) to new investments at any time during the fund’s life. Clients in commingled open-end funds generally have the right to withdraw their capital from the fund at any time on a monthly basis (quarterly for our Senior Loan strategy).
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
Evergreen Funds
We use the term evergreen funds to describe funds that invest in marketable securities, private debt or equity, in certain cases on a long and short basis. As with open-end funds, commingled evergreen funds are designed to accept new capital on an ongoing basis and generally do not distribute proceeds of realized investments to clients. We also provide discretionary management services for clients through separate accounts or fund-of-ones within our evergreen fund strategies. Clients in evergreen funds are generally subject to a lock-up, which restricts their ability to withdraw their entire capital for a certain period of time after their initial subscription.
Management Fees
We receive management fees monthly or quarterly based on annual fee rates. While we typically earn management fees for each of the funds that we manage, the contractual terms of those management fees vary by certain factors, such as fund structure. Annual management fee rates generally fall in the range of 1.25% to 1.75% for closed-end funds, 0.42% to 0.80% for open-end funds, and 1.0% to 2.0% for evergreen funds. In the case of most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. However, for certain closed-end funds (such as Oaktree European Dislocation Fund, L.P., Oaktree Real Estate Debt Fund, L.P. and Oaktree Mezzanine Fund IV, L.P. (“Mezz IV”)), management fees during the investment period are calculated based on drawn capital. Additionally, for those closed-end funds for which management fees are based on committed capital, we sometimes elect to delay the start of the fund’s investment period and thus its full management fees; instead, earning management fees based only on drawn capital for the period between the first capital drawdown and the date on which we elect to start the investment period. Our right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period, even if assets remain to be liquidated. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. In the case of certain open-end and evergreen fund accounts, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate. From time to time, we may in our sole discretion afford certain investors in our funds or clients of separate accounts more favorable economic terms than other investors in the same fund or separate account clients within the same or similar investment strategy, including with respect to management and performance-based fees, generally based on the aggregate size of commitments of such investor or client, as applicable, to one or more funds or accounts managed by us.
Incentive Income
We have the potential to earn incentive income from closed-end funds, most of which follow the so-called European-style waterfall, whereby we receive incentive income only after the fund first distributes all contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, provided the preferred return continues to be met, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result, we generally receive incentive income, if any, in the latter part of a fund’s life, although earlier in a fund’s term we may receive tax distributions, which we recognize as incentive income, to cover our allocable share of income taxes until we are otherwise entitled to payment of incentive income.
Certain of our evergreen funds pay annual incentive income equal to 20% of the year’s profits, subject to either a high-water mark or hurdle rate. The high-water mark refers to the highest historical NAV attributable to a limited partner’s account. We do not earn annual incentive income with respect to a limited partner if its year-end NAV is lower than any prior year’s NAV, excluding any contributions or redemptions.
Investment Income
We earn segment investment income from our corporate investments in funds and companies, with Oaktree-managed funds constituting the bulk of our corporate investments. Our investments in Oaktree-managed funds generally fall into one of four categories: general partner interests in commingled funds, investments in CLOs, seed capital for new investment strategies prior to third-party capital raising, and corporate cash management. In the case of general partner interests in our closed-end or evergreen funds, we typically invest the greater of 2.5% of committed capital or $20 million in each fund, not to exceed $100 million per fund. For CLOs, we generally invest no more than 10% of the total par value of each respective CLO. For strategic purposes, we also invest in a handful of third-party managed funds or companies. Our investments in companies include a one-fifth equity stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), an investment manager that sought our start-up consulting and financial involvement shortly after its founding in December 2009.
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

•
Focus on Fundamental Analysis.    We employ a bottom-up approach to investing, based on proprietary, company-specific research. We seek to generate outperformance from in-depth knowledge of companies and their securities, not from macro-forecasting. Our 290 investment professionals have developed a deep and thorough understanding of a wide number of companies and industries, providing us with a significant institutional knowledge base.

•
Specialization.    We offer a broad array of specialized investment strategies. We believe this offers the surest path to the results we and our clients seek. Clients interested in a single investment strategy can limit themselves to the risk exposure of that particular strategy, while clients interested in more than one investment strategy can combine investments in our funds to achieve their desired mix. Our focus on specific strategies has allowed us to build investment teams with extensive experience and expertise. At the same time, our teams access and leverage each other’s expertise, affording us both the benefits of specialization and the strengths of a larger organization.

Our Asset Classes and Investment Strategies
We manage investments in a number of strategies within six asset classes: Corporate Debt, Convertible Securities, Distressed Debt, Control Investing, Real Estate and Listed Equities. The diversity of our investment strategies allows us to meet a wide range of investor needs suited for different market environments globally and, for certain strategies, targeted regions, while providing us with a long-term diversified revenue base. Our AUM by asset class and investment strategy as of December 31, 2014 is shown below:

	Strategy Inception			Strategy Inception
		AUM			AUM
		(in billions)			(in billions)
Corporate Debt:			Control Investing:
U.S. High Yield Bonds	1986	$13.8	Global Principal Investments	1994	$5.7
Global High Yield Bonds (1)	2010	6.7	European Principal Investments	2006	6.0
European High Yield Bonds	1999	0.6	Asia Principal Investments	2006	0.4
U.S. Senior Loans	2007	7.8	Power Opportunities	1999	1.3
European Senior Loans	2009	2.4	Infrastructure Investing (2)	2014	2.5
Mezzanine Finance	2001	1.6			15.9
Strategic Credit	2012	2.7	Real Estate:
European Private Debt	2013	0.8	Real Estate Opportunities	1994	6.3
		36.4	Real Estate Debt	2012	1.2
Convertible Securities:					7.5
U.S. Convertible Securities	1987	4.8	Listed Equities:
Non-U.S. Convertible Securities	1994	2.5	Emerging Markets Equities	2011	3.6
High Income Convertible Securities	1989	0.9	Emerging Markets Absolute Return	1997	0.2
		8.2	Value Equities	2014	0.4
Distressed Debt:			Others	Various	0.1
Distressed Debt	1988	15.8			4.3
Value Opportunities	2007	1.8
Emerging Markets Opportunities	2012	0.9	Total		$90.8
		18.5

(1)	This includes $2.8 billion in AUM associated with our Expanded High Yield Bond strategy, whose inception date was 1999.

(2)	Oaktree acquired the Highstar Capital team in August 2014, which represents the inception date of this strategy.

This array of specialized credit- and equity-oriented strategies allows us to focus on downside risk protection while at the same time creating value and the ability to realize accrued incentives, as is demonstrated by the diversified holdings of our incentive-creating closed-end and evergreen funds. Of the $33.9 billion of incentive-creating AUM, as of December 31, 2014, senior and secured debt, subordinated debt, and equities represented 24%, 6% and 70%, respectively. The latter was comprised of 33%, 49% and 18% in public, private and real estate equities, respectively.
Our most significant, longest-managed investment strategies are described below:
Distressed Debt
Our Distressed Debt team was an industry pioneer and has been one of its leaders since the inception of the strategy in 1988. The team focuses primarily on investments in distressed companies that are perceived to have substantial asset values or business franchises, and are in industries going through periods of transition or dislocation. We take an opportunistic approach to investing, with the flexibility and expertise to choose from a broad range of investments, including leveraged loans, bonds, equity securities, companies or hard assets. Building on our Distressed Debt team’s experience in the U.S., we have established a significant presence in Europe to capitalize on opportunities in that region.
Value Opportunities
We launched Value Opportunities (“VOF”) in September 2007 for investors who had expressed interest in a more liquid version of the Distressed Debt strategy. The fund is managed by the Distressed Debt team and invests mainly in distressed debt and other value-oriented investments for which there is a liquid market. Inasmuch as this strategy is intended to be opportunistic, the composition of the portfolio is designed to capitalize on changing market conditions. In general, this strategy employs similar strategies and tactics with regard to distressed investments as the Distressed Debt strategy, but it may be more aggressive and more oriented to short-term trading (and may make greater use of leverage, shorting and derivatives) with respect to its non-distressed investments.
High Yield Bonds
We view high yield bond investing as the conscious bearing of risk for potential profit, and we follow a defensive, downside-oriented strategy focused on gauging credit risk.  Rather than stretching for higher yields, our primary focus is managing risk and avoiding defaults.  Since the inception of the U.S. strategy in 1986, our holdings have experienced an average default rate equal to approximately one-third the high yield bond market as a whole.  Our team’s analytical and investment skills also are evidenced by the fact that in each of our strategy’s 29 years, its portfolio holdings have garnered a larger percentage of rating-agency upgrades than downgrades.
We were among the first firms to establish a dedicated European High Yield Bond strategy in 1999.  Over the years, many of our U.S. investors acquired units of the European fund to enhance performance and increase portfolio diversification, resulting in the Expanded High Yield Bond strategy.  In 2010, we established Global High Yield Bonds, a single portfolio approach to invest in the U.S. and European markets, capitalizing on the expertise of our research teams.  Rather than combining two diversified portfolios, this approach combines the best relative value opportunities within the two markets into a single account.
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
Mezzanine Finance
In 2001 we created the Mezzanine Finance strategy to capitalize on our expertise in credit analysis after we observed a gap in the availability of mezzanine capital to many attractive companies that were considered too small for the high yield bond market. Our strong relationships with small-cap and mid-cap private equity sponsors constitute a major advantage in our Mezzanine investment process. The strategy’s targeted investment size is $20 million to $100 million, where we believe many attractive opportunities exist to help finance leveraged buyouts, recapitalizations, acquisitions and corporate growth. The Mezzanine Finance strategy seeks to earn a high current return and achieve long-term capital appreciation without subjecting principal to undue risk.
Principal Investments
The Global and European Principal Investment strategies typically target investments through capital infusions into distressed or “stressed” companies, acquisition of distressed securities with an expected outcome of a debt for equity conversion (“distress-for-control”), or private equity investments in targeted industries. Our team’s private equity and distressed debt experience allows us a competitive advantage in accessing distressed debt, negotiating through the bankruptcy process for control of a business and maximizing the value of an investment once we obtain control. Our European investments have focused on complex business restructurings and industries in which we have particular expertise. We have experienced in-house portfolio enhancement teams in both the U.S. and Europe that are dedicated to identifying and implementing operational, strategic and financial enhancements at portfolio companies.
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
Real Estate
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
Development of Newer Investment Strategies and Products
We add to Oaktree’s list of investment strategies when we identify a market with potential for attractive returns that we believe can be exploited in a risk-controlled fashion, and where we have access to the investment talent capable of producing the results we seek. Because of the high priority we place on assuring that these requirements are met, we prefer that new products represent “step-outs” from our current investment strategies into related fields that are managed by people with whom we have had extensive experience or for whom we can validate qualifications. In chronological order, strategies recently launched or developed include the following:
Emerging Markets Equities. As a step-out from our Emerging Markets Absolute Return (“EMAR”) strategy, in 2011 we added the long-only Emerging Markets Equities strategy, which we manage through funds, mutual fund sub-advisory relationships and separate accounts.  The strategy invests on a long-only basis in the equities of emerging market companies in the Asia Pacific region, Latin America, Eastern Europe, the Middle East, Africa and Russia.
Enhanced Income. In 2012, we added a new product under the Senior Loan umbrella, Enhanced Income, to create a portfolio of below investment grade loans using a moderate amount of leverage. This strategy utilizes the same investment approach as our U.S. Senior Loan strategy.

Emerging Markets Opportunities. We launched this strategy in 2012 and began managing assets in September 2013 to target stressed, distressed and other value-oriented fixed income and equity investments in emerging markets. This strategy is managed by a U.S.-based group that leverages our Distressed Debt team’s experience and expertise, and employs an established, flexible external network of local advisers to enhance deal flow, access local market intelligence and address the intricacies of jurisdictional differences and industry and local regulatory developments.
Real Estate Debt. Our management of Oaktree PPIP Fund, L.P. (“PPIP”), organized pursuant to the U.S. Treasury Department’s program to address troubled real estate-related assets during the global financial crisis, spurred us to offer Real Estate Debt as a successor strategy in 2012. This strategy invests primarily in performing commercial mortgage-backed securities, first mortgages, junior secured debt, unsecured debt and mezzanine debt, both in the U.S. and Europe.
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
Collateralized Loan Obligations. Building on our experience in Senior Loans and Enhanced Income, we added CLOs to our product offerings in 2014. CLOs are securities backed by a diversified pool of below-investment grade loans sold to investors often seeking greater diversity and/or the potential for higher-than-average returns. Our fully-levered CLOs utilize the same investment approach as our Senior Loan strategy.
Value Equities. We launched this strategy in 2014 as a step-out from our Distressed Debt platform. Similar to our Distressed Debt and Value Opportunities strategies, Value Equities employs a bottom-up, value-oriented investment approach focused on long-term principal appreciation and preservation of capital. This strategy seeks to achieve attractive, risk-adjusted returns by opportunistically assembling and managing an unlevered, concentrated portfolio of stressed, post-reorganization and value equities that offer asymmetric return profiles.
Infrastructure Investing. In August 2014, we acquired the Highstar Capital team and certain Highstar entities (collectively “Highstar”) to facilitate the expansion of our Power Opportunities strategy to capitalize on investment opportunities created by aging infrastructure assets and the expansion of existing infrastructure to adapt to changing energy markets. This strategy seeks to capitalize on these and similar opportunities by originating, owning and operating infrastructure and related investments, primarily in North America.

Our Investment Performance
Our investment professionals have generated impressive investment performance through multiple market cycles. As of December 31, 2014, our incentive-creating closed-end funds had produced an aggregate gross IRR of 19.6% on over $68 billion of drawn capital. All 49 of the incentive-creating closed-end funds we manage that commenced before July 1, 2013 had positive gross and net IRRs as of December 31, 2014, an achievement that reflects, among many factors, our practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities.
Information regarding our most significant and longest-managed closed-end funds is shown below, as of or for the periods ended December 31, 2014. Please see “Fund Data” below for more information regarding the performance of our closed-end funds.

	Strategy Inception	Total Drawn Capital	IRR Since Inception		Multiple of Drawn Capital
			Gross	Net
		(in millions)

Distressed Debt	1988	$38,529	22.6%	17.1%	1.7x
Real Estate Opportunities	1994	6,348	15.8	12.3	1.7
Global Principal Investments	1994	10,094	13.5	10.0	1.6
European Principal Investments	2006	4,901	14.0	9.2	1.5
Power Opportunities	1999	1,498	34.8	26.7	2.4
Mezzanine Finance	2001	3,342	13.1	8.8	1.4
Sub-total		64,712
Other funds		3,978
Total		$68,690
Performance of our open-end funds is in part measured in relation to applicable benchmark returns. We have a long track record of achieving competitive returns in up markets and substantial relative outperformance in down markets. We believe this pattern of results leads to significant outperformance over full market cycles. Information regarding our open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2014. Please see “Fund Data” below for more information regarding the performance of our open-end funds.

	Strategy Inception	AUM	Since Inception
			Annualized Rates of Return			Sharpe Ratio
			Oaktree		Relevant Benchmark (Gross)	Oaktree Gross	Relevant Benchmark (Gross)
			Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$13,776	9.7%	9.1%	8.6%	0.81	0.55
Global High Yield Bonds (1)	2010	6,678	8.4	7.8	7.4	1.22	1.15
European High Yield Bonds	1999	634	8.3	7.8	6.3	0.67	0.39
U.S. Convertibles	1987	4,844	9.9	9.4	8.4	0.50	0.36
Non-U.S. Convertibles	1994	2,467	8.7	8.2	5.9	0.78	0.40
High Income Convertibles	1989	907	11.7	11.2	8.4	1.04	0.59
U.S. Senior Loans	2008	7,844	7.0	6.5	5.6	1.17	0.60
European Senior Loans	2009	2,423	9.6	9.1	10.7	1.72	1.79
Emerging Markets Equities	2011	3,633	(0.6)	(1.4)	(2.6)	(0.04)	(0.15)

(1)	This includes $2.8 billion in AUM associated with our Expanded High Yield Bond strategy, whose inception date was 1999.
Synergies
We emphasize cross-group cooperation and collaboration among our investment professionals. Many of our investment strategies are complementary, and our investment professionals often identify and communicate potential opportunities to other groups, allowing our funds to benefit from the synergies created by the scale of our business and our proprietary research. The High Yield Bond group, for instance, sometimes alerts the Distressed Debt group to issuers facing financial difficulties; alternatively, the Distressed Debt group sometimes identifies companies emerging from bankruptcy that could be attractive to the High Yield Bond group.
This cross-pollination among our investment groups occurs both formally and informally. For example, representatives of the Distressed Debt, Principal Investments and Real Estate groups typically attend each other’s meetings in order to ensure that each group keeps abreast of the others’ activities and has ready access to specialized expertise for more informed investment decisions. These groups periodically invest jointly, permitting us to make larger or more specialized investments than we could undertake in the absence of such collaboration. Our investment professionals also cooperate informally, consulting each other on a regular basis with respect to existing and proposed investments. Our culture encourages such cooperation, as does the broad ownership by all of our senior investment professionals, which gives each of them an indirect stake in the success of all of our investment strategies.
We have a shared trading desk in the U.S. for many of our strategies, which provides the benefit of our traders’ deep experience with both performing and distressed securities, facilitates communication among the groups, and allows us to combine trades for larger orders with the preferential access and pricing that sometimes comes with larger orders. Additionally, the shared nature of the trading desk allows us to pursue individual opportunities without revealing to the broader market which of our strategies may be purchasing the targeted security, providing an advantage over our competitors who invest exclusively in distressed or distress-for-control strategies, thus revealing their expectations for their investments.
The scale of our investing activities makes us a significant client of many investment banks, brokers and consultants, and thus helps each group access opportunities that might not be available were it not part of our larger organization. Finally, the scale of our activities has permitted us to create significant shared resources.
Marketing and Client Relations
Our client relationships are fundamental to our business. We strive to act with professionalism and integrity and believe our success flows from the success of our fund investors. We have developed a loyal following among many of the nation’s most significant institutional investors, and believe that their and our other investors’ loyalty flows from our superior investment record, our reputation for integrity, and the fairness and transparency of our fee structures.
As of December 31, 2014, our $90.8 billion of AUM was divided by client type and geographic origin as follows:

AUM by Client Type	AUM	%	AUM by Client Location	AUM	%
	(in millions)			(in millions)

Public funds	$24,007	26%	North America	$68,267	75%
Corporate and corporate pension	23,445	26	Europe	11,798	13
Sub-advisory – mutual funds	7,564	8	Asia & Australia	9,173	10
Insurance companies	7,320	8	Africa & Middle East	1,462	2
Sovereign wealth funds	6,975	8	South America	131	0
Endowments/foundations	5,991	7	Total	$90,831	100%
Private – high net worth/family office	5,005	6
Fund of funds	2,099	2
Unions	1,706	2
Oaktree and other	6,719	7
Total	$90,831	100%

Our extensive in-house global Marketing and Client Relations group, comprised of 55 individuals dedicated to relationship management and sales, client service or sales strategy in Europe, the Middle East, Asia/Pacific and the Americas, appropriately reflects the increasingly global composition of our client base.  This team is augmented by 48 dedicated marketing support, portfolio analytics and client reporting professionals.

Employees
We strive to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among our employees. We consider our labor relations to be good. As of December 31, 2014, we had 927 employees, categorized as follows:

	All Employees	Employee Owners (1)	Employees Located Outside the U.S.
Investment professionals	290	142	106
Other professionals	471	76	62
Support staff	166	—	37
Total	927	218	205

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
Organizational Structure
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company is owned by its Class A and Class B unitholders. Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P., which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the OCGH unitholders. The Company’s operations are conducted through a group of operating entities collectively referred to as the Oaktree Operating Group. OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. We collectively refer to the interests in the Oaktree Operating Group as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities.
Class A units are entitled to one vote per unit. Class B units are entitled to ten votes per unit. However, if the Oaktree control condition (as defined below) is no longer satisfied, our Class B units will be entitled to only one vote per unit. Holders of our Class A units and Class B units generally vote together as a single class on the limited set of matters on which our unitholders have a vote. Such matters, which must be approved by a majority (or, in the case of election of directors when the Oaktree control condition is no longer satisfied, a plurality) of the votes entitled to be cast by all Class A units and Class B units present in person or represented by proxy at a meeting of unitholders, include a proposed sale of all or substantially all of our assets, certain mergers and consolidations, certain amendments to our operating agreement and an election by our board of directors to dissolve the company. The Class B units do not represent an economic interest in Oaktree Capital Group, LLC. The number of Class B units held by OCGH, however, increases or decreases with corresponding changes in OCGH’s economic interest in the Oaktree Operating Group.
Our operating agreement provides that so long as our senior executives, or their successors or affiliated entities (other than us or our subsidiaries), including OCGH, collectively hold, directly or indirectly, at least 10% of the aggregate outstanding Oaktree Operating Group units, our manager, Oaktree Capital Group Holdings GP, LLC, which is 100% owned and controlled by our senior executives, will be entitled to designate all the members of our board of directors. We refer to this ownership condition as the “Oaktree control condition.” Holders of our Class A units and Class B units have no right to elect our manager. So long as the Oaktree control condition is satisfied, our manager will control the membership of our board of directors, which will manage all of our operations and activities and will have discretion over significant corporate actions, such as the issuance of securities, payment of distributions, sale of assets, making certain amendments to our operating agreement and other matters.
The diagram below depicts our organizational structure as of December 31, 2014.

Senior Executives
Oaktree Capital Group Holdings GP, LLC
• No economic interest
• Full voting Interest
• Manager
• Right to designate all members of board of directors for so long as the Oaktree control condition is satisfied
Senior Executives, Senior Employees and Other Investors
Oaktree Capital Group Holdings L.P. (1)
• 100% economic interest
• No voting interest
Class A Unitholders
• 13,000 Class A units (0.01% economic interest)(2)
• 109,088,901 Class B units (no economic interest)
• 96.1% combined voting interest
Oaktree Capital Group, LLC
• 43,750,719 Class A units (28.6% economic interest)(2)
• 3.9% voting interest
71.4% economic interest in Oaktree Operating Group (3)
28.6% economic interest in Oaktree Operating Group
Oaktree Holdings, LLC
Oaktree Holdings, Inc.
Oaktree Holdings, Ltd. (Cayman Islands)
Oaktree AIF Holdings, Inc. (4)
Intermediate Holding Companies
Oaktree Capital I, L.P. (5)
Oaktree Capital II, L.P.
Oaktree Investment Holdings, L.P.
Oaktree Capital Management, L.P.
Oaktree Capital Management (Cayman), L.P. (Cayman Islands)
Oaktree AIF Investments, L.P.
Oaktree Operating Group
Oaktree Funds

______________________

(1)
Holds 100% of the Class B units and 0.03% of the Class A units, which together represent 96.1% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives. Oaktree Capital Group Holdings GP, LLC also acts as our manager and in that capacity has the authority to designate all the members of our board of directors for so long as the Oaktree control condition is satisfied.

(2)
The percent economic interest represents the applicable number of Class A units as a percentage of the Oaktree Operating Group units. As of December 31, 2014, there were 152,852,620 Oaktree Operating Group units outstanding.

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

Regulatory Matters and Compliance
Our business, as well as the financial services industry in general, is subject to extensive regulation in the United States and elsewhere. Our indirect subsidiary, Oaktree Capital Management, L.P., is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting, disclosure, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, Oaktree Capital Management, L.P. is registered as a commodity pool operator and a commodity trading adviser with the U.S. Commodity Futures Trading Commission (“CFTC”). Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”). These requirements relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct, and general anti-fraud prohibitions. In addition, as a registered commodity pool operator and a commodity trading adviser with the CFTC, we are also required to be a member of the National Futures Association (the “NFA”), a self-regulatory organization for the U.S. derivatives industry. The NFA also promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms.
In December 2014, we launched our first directly advised mutual funds, which are subject to the rules and regulations applicable to investment companies under the U.S. Investment Company Act of 1940 (as amended, the “Investment Company Act”). We are required to invest our mutual funds’ assets in accordance with limitations under the Investment Company Act and applicable provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). In addition, we are required to file periodic and annual reports on behalf of the mutual funds with the SEC. Furthermore, advisers to mutual funds have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty.
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
The SEC and other regulators have in recent years aggressively increased their regulatory activities in respect of asset management firms. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, imposes significant regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured depository institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Some of these provisions are still subject to further rulemaking and to the discretion of regulatory bodies. The Dodd-Frank Act also prohibits investments in private equity and hedge funds by certain banking entities and covered nonbank companies. While certain of our subsidiaries are already registered investment advisers and registered broker-dealers and subject to SEC and FINRA examinations, compliance with any additional legal or regulatory requirements, including the need to register other subsidiaries as investment advisers, could make compliance more difficult and expensive and affect the manner in which we conduct business.
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
Financial and Other Information by Segment
Financial and other information by segment for the years ended December 31, 2014, 2013 and 2012 are set forth in Note 17. “Segment Reporting” in our consolidated financial statements included elsewhere in this annual report.
Available Information
Our website address is www.oaktreecapital.com. Information on our website is not a part of this annual report and is not incorporated by reference herein. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Unitholders” section of our website and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
Investors and others should note that we use the “Investors” section of our corporate website to announce material information to investors and the marketplace. While not all of the information that we post on our corporate website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Oaktree to review the information that we share on our corporate website at the “Unitholders – Investor Relations” section of our website, http://ir.oaktreecapital.com/. Information contained on, or available through, our website is not incorporated by reference into this document.

Fund Data
Information regarding our closed-end, open-end and evergreen funds, together with benchmark data where applicable, is set forth below. For our closed-end and evergreen funds, no benchmarks are presented in the tables as there are no known comparable benchmarks for these funds’ investment philosophy, strategy and implementation.

Closed-end Funds

			As of December 31, 2014
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund IX, L.P.	Jan. 2014	Jan. 2017	$5,066	$4,053	$135	$2	$4,186	$4,966	$—	$—	$4,349	8.1%	3.7%	1.1x
Oaktree Opportunities Fund VIIIb, L.P.	Aug. 2011	Aug. 2014	2,692	2,692	708	273	3,127	2,547	17	117	2,980	13.4	8.5	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	1,087	588	854	821	816	15	19	611	17.0	14.3	1.6
Oaktree Opportunities Fund VIII, L.P.	Oct. 2009	Oct. 2012	4,507	4,507	2,384	3,506	3,385	2,433	106	359	2,431	15.7	11.1	1.6
Special Account A	Nov. 2008	Oct. 2012	253	253	304	462	95	75	41	19	—	29.9	24.4	2.2
OCM Opportunities Fund VIIb, L.P.	May 2008	May 2011	10,940	9,844	9,159	17,027	1,976	1,510	1,394	386	—	22.8	17.4	2.0
OCM Opportunities Fund VII, L.P.	Mar. 2007	Mar. 2010	3,598	3,598	1,477	4,381	694	888	81	—	729	10.6	8.0	1.5
OCM Opportunities Fund VI, L.P.	Jul. 2005	Jul. 2008	1,773	1,773	1,304	2,818	259	380	123	132	—	12.1	8.9	1.8
OCM Opportunities Fund V, L.P.	Jun. 2004	Jun. 2007	1,179	1,179	975	2,032	122	128	166	24	—	18.6	14.3	1.9
Legacy funds (6).	Various	Various	9,543	9,543	8,182	17,695	30	—	1,113	6	—	24.2	19.3	1.9
												22.6%	17.1%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund, L.P. (7) (8)	Sep. 2013	Sep. 2016	$384	$162	$(29)	$—	$133	$126	$—	$—	$169	nm	nm	0.8x
Special Account F (7).	Jan. 2014	Jan. 2017	253	106	(20)	—	86	85	—	—	111	nm	nm	0.8

Global Principal Investments
Oaktree Principal Fund VI, L.P. (7)	— (9)	—	$592	$24	$(1)	$—	$23	$23	$—	$—	$24	nm	nm	1.1x
Oaktree Principal Fund V, L.P. (10).	Feb. 2009	Feb. 2015	2,827	2,586	858	994	2,450	1,839	18	148	2,252	15.0%	8.6%	1.4
Special Account C	Dec. 2008	Feb. 2014	505	455	313	268	500	395	13	49	334	18.3	13.5	1.8
OCM Principal Opportunities Fund IV, L.P.	Oct. 2006	Oct. 2011	3,328	3,328	1,756	3,416	1,668	1,246	22	10	1,660	10.5	8.0	1.7
OCM Principal Opportunities Fund III, L.P.	Nov. 2003	Nov. 2008	1,400	1,400	901	2,115	186	—	139	35	—	14.1	9.7	1.8
Legacy funds (6).	Various	Various	2,301	2,301	1,840	4,137	4	—	236	1	—	14.5	11.6	1.8
												13.5%	10.0%
Asia Principal Investments
OCM Asia Principal Opportunities Fund, L.P.	May 2006	May 2011	$578	$503	$47	$177	$373	$332	$—	$—	$601	5.3%	1.6%	1.3x

European Principal Investments (11)
Oaktree European Principal Fund III, L.P.	Nov. 2011	Nov. 2016	€3,164	€1,974	€608	€224	€2,358	€3,133	€—	€118	€2,066	20.7%	12.1%	1.4x
OCM European Principal Opportunities Fund II, L.P.	Dec. 2007	Dec. 2012	€1,759	€1,685	€727	€1,300	€1,112	€1,042	€19	€59	€1,032	12.6	8.2	1.6
OCM European Principal Opportunities Fund, L.P.	Mar. 2006	Mar. 2009	$495	$473	$430	$822	$81	$91	$30	$52	$—	11.5	8.6	2.0
												14.0%	9.2%
Power Opportunities
Oaktree Power Opportunities Fund III, L.P.	Apr. 2010	Apr. 2015	$1,062	$574	$127	$134	$567	$1,036	$—	$22	$538	18.1%	8.5%	1.4x
OCM/GFI Power Opportunities Fund II, L.P.	Nov. 2004	Nov. 2009	1,021	541	1,451	1,921	71	39	95	5	—	76.1	58.8	3.9
OCM/GFI Power Opportunities Fund, L.P.	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												34.8%	26.7%

			As of December 31, 2014
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Infrastructure Investing
Highstar Capital IV, L.P. (12).	Nov. 2010	Nov. 2016	$2,346	$1,756	$221	$268	$1,709	$1,882	$—	$—	$1,335	19.1%	8.9%	1.3x

Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VI, L.P.	Aug. 2012	Aug. 2016	$2,677	$2,035	$491	$40	$2,486	$2,610	$—	$95	$2,199	24.9%	15.8%	1.3x
Oaktree Real Estate Opportunities Fund V, L.P.	Mar. 2011	Mar. 2015	1,283	1,283	746	701	1,328	1,209	12	130	913	19.9	14.5	1.7
Special Account D	Nov. 2009	Nov. 2012	256	263	161	224	200	112	2	14	138	16.1	13.8	1.6
Oaktree Real Estate Opportunities Fund IV, L.P.	Dec. 2007	Dec. 2011	450	450	391	430	411	277	13	61	220	17.7	12.2	2.0
OCM Real Estate Opportunities Fund III, L.P.	Sep. 2002	Sep. 2005	707	707	652	1,283	76	—	114	15	—	15.6	11.7	2.0
Legacy funds (6).	Various	Various	1,634	1,610	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
												15.8%	12.3%
Real Estate Debt
Oaktree Real Estate Debt Fund, L.P. (7) (13).	Sep. 2013	Sep. 2016	$1,012	$57	$15	$3	$69	$75	$—	$2	$55	nm	nm	1.4x
Oaktree PPIP Fund, L.P. (14) .	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2%	N/A	1.4

Mezzanine Finance
Oaktree Mezzanine Fund IV, L.P. (7) (13)	Oct. 2014	Oct. 2019	$463	$39	$—	$—	$39	$38	$—	$—	$40	nm	nm	1.0x
Oaktree Mezzanine Fund III, L.P. (15).	Dec. 2009	Dec. 2014	1,592	1,423	253	911	765	732	—	—	775	14.9%	10.4% / 7.2%	1.3
OCM Mezzanine Fund II, L.P.	Jun. 2005	Jun. 2010	1,251	1,107	503	1,388	222	307	—	—	239	11.3	7.8	1.6
OCM Mezzanine Fund, L.P. (16).	Oct. 2001	Oct. 2006	808	773	303	1,073	3	—	38	1	—	15.4	10.8 / 10.5	1.5
												13.1%	8.8%
European Private Debt
Oaktree European Dislocation Fund, L.P. (7) (13).	Oct. 2013	Oct. 2016	€294	€66	€8	€39	€35	€64	€—	€1	€29	nm	nm	1.2x
Special Account E (7) (13).	Oct. 2013	Apr. 2015	€379	€166	€13	€16	€163	€156	€—	€2	€158	nm	nm	1.1
				$68,690	(17) (18)			31,515	(18)	1,919	(18)
						Other (19)		5,478		25
						Total (20)		$36,993		$1,944

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) exclude Oaktree segment incentive income previously recognized.

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

(7)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through December 31, 2014 was less than 18 months.

(8)
As of December 31, 2014, Oaktree had temporarily elected to assess management fees on NAV, instead of committed capital, during the investment period. As a result, as of December 31, 2014, management fee-generating AUM represented only that portion of NAV on which management fees were assessed.

(9)
As of December 31, 2014, Oaktree Principal Fund VI, L.P. had made an aggregate $24 million drawdown against its $592 million of committed capital. Oaktree has not yet commenced the fund’s investment period and, as a result, as of December 31, 2014 management fees were assessed only on the drawn capital, and management fee-generating AUM included only that portion of committed capital.

(10)
In the fourth quarter of 2013, the investment period for Oaktree Principal Fund V, L.P. was extended for a one-year period until February 2015. However, management fees stepped down to the post-investment period basis effective February 2014.

(11)
Aggregate IRRs are based on the conversion of OCM European Principal Opportunities Fund II, L.P. and Oaktree European Principal Fund III, L.P. cash flows from Euros to USD using the December 31, 2014 spot rate of $1.21.

(12)
The fund includes co-investments of $385 million in AUM for which we earn no management fees or incentive allocation. Those co-investments have been excluded from the calculation of gross and net IRR, as well as the unreturned drawn capital plus accrued preferred return amount and multiple of drawn capital. The fund follows the American-style waterfall, whereby the general partner may receive carry as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of carried interest may be subject to repayment, or clawback. As of December 31, 2014, Oaktree had not recognized any carry from this fund. Additionally, under the terms of the Highstar acquisition, Oaktree is effectively entitled to approximately 8% of the carry generated by this fund.

(13)
Management fees during the investment period are calculated on drawn, rather than committed, capital. As a result, as of December 31, 2014 management fee-generating AUM included only that portion of committed capital that had been drawn.

(14)
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

(15)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 7.2%. The combined net IRR for Class A and Class B interests was 9.3%.

(16)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.7%.

(17)	The aggregate change in drawn capital for the three and twelve months ended December 31, 2014 was $2.6 billion and $8.8 billion, respectively.

(18)	Totals are based on the conversion of Euro amounts to USD using the December 31, 2014 spot rate of $1.21.

(19)
This includes Oaktree Enhanced Income Fund, L.P., Oaktree Enhanced Income Fund II, L.P., Oaktree Loan Fund 2x, L.P., Oaktree Asia Special Situations Fund, L.P., CLOs, a closed-end separate account, a non-Oaktree fund and two evergreen separate accounts in our Real Estate Debt strategy.

(20)
This excludes one separate account with management fee-generating AUM of $425 million as of December 31, 2014, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes two evergreen separate accounts in our Real Estate Debt strategy with an aggregate $146 million of management fee-generating AUM.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Dec. 31, 2014	Year Ended December 31, 2014			Since Inception through December 31, 2014
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$13,772	1.7%	1.2%	1.9%	9.7%	9.1%	8.6%	0.81	0.55
Global High Yield Bonds (2)	Nov. 2010	6,652	2.5	2.0	2.8	8.4	7.8	7.4	1.22	1.15
European High Yield Bonds	May 1999	634	6.0	5.5	4.6	8.3	7.8	6.3	0.67	0.39
U.S. Convertibles	Apr. 1987	4,844	3.0	2.5	9.4	9.9	9.4	8.4	0.50	0.36
Non-U.S. Convertibles	Oct. 1994	2,466	3.4	2.8	3.1	8.7	8.2	5.9	0.78	0.40
High Income Convertibles	Aug. 1989	907	3.7	3.2	1.8	11.7	11.2	8.4	1.04	0.59
U.S. Senior Loans	Sep. 2008	2,860	1.9	1.4	2.1	7.0	6.5	5.6	1.17	0.60
European Senior Loans	May 2009	1,638	1.4	0.9	2.0	9.6	9.1	10.7	1.72	1.79
Emerging Markets Equities	Jul. 2011	3,610	(5.3)	(6.1)	(2.2)	(0.6)	(1.4)	(2.6)	(0.04)	(0.15)
Total		$37,383

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)	This includes $2.8 billion in management fee-generating AUM associated with our Expanded High Yield Bond strategy, whose inception date was 1999.
Evergreen Funds

		As of December 31, 2014				Year Ended December 31, 2014		Since Inception through December 31, 2014
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	Jul. 2012	$2,687	$1,567	$ n/a		0.8%	(0.7)%	10.6%	9.0%
Value Opportunities	Sep. 2007	1,834	1,769	—	(3)	(0.2)	(2.4)	12.2	7.6
Value Equities (4).	Apr. 2014	351	112	—		nm	nm	nm	nm
Emerging Markets Opportunities (4).	Sep. 2013	286	79	—	(3)	nm	nm	nm	nm
Emerging Markets Absolute Return	Apr. 1997	199	176	—	(3)	(0.3)	(1.2)	14.3	9.7
			3,703	—
Restructured funds (5)			—	5
Total (2)(6)			$3,703	$5

(1)	Returns represent time-weighted rates of return.

(2)	Includes a separate account in a closed-end fund structure with $579 million and $425 million of AUM and management fee-generating AUM, respectively.

(3)
As of December 31, 2014, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $47.2 million for Value Opportunities, $15.7 million for Emerging Markets Opportunities and $4.1 million for Emerging Markets Absolute Return.

(4)	Rates of return are not considered meaningful (“nm”) because the since-inception period as of December 31, 2014 was less than 18 months.

(5)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, L.P., Oaktree High Yield Plus Fund, L.P. and Oaktree Japan Opportunities Fund, L.P. (Yen class). As of December 31, 2014, these funds had gross and net IRRs since inception of (2.0)% and (4.4)%, 7.7% and 5.3%, and (5.4)% and (6.4)%, respectively, and in the aggregate had AUM of $131.0 million. Additionally, Oaktree High Yield Plus Fund, L.P. had accrued incentives (fund level) of $5.3 million as of December 31, 2014.

(6)	Total excludes two evergreen separate accounts in our Real Estate Debt strategy with an aggregate $146 million of management fee-generating AUM.

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
Risks Relating to Our Business
Given our focus on achieving superior investment performance with less-than-commensurate risk, and the priority we afford our clients’ interests, we may reduce our AUM, restrain its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it appropriate—even in circumstances where others might deem such actions unnecessary. Our approach could adversely affect our results of operations.
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

•	since our founding we have turned away substantial amounts of capital offered to us for management.
Additionally, we may voluntarily reduce management fee rates or change the terms of how we assess management fees for certain of our funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. For example, we decided to reduce our maximum annual management fee for Opps VIII and Oaktree Principal Fund V, L.P. (“PF V”) from 1.75% to 1.60%. We also, on our own initiative, waived management fees for Opps VIII with respect to capital commitments in excess of $4.0 billion and reduced the management fee rate to 1.0% with respect to capital commitments in excess of $2.0 billion for Opps VIIIb. In addition, we may voluntarily decide to assess management fees for our closed-end funds temporarily based on contributed capital or fund NAV, rather than committed capital. For example, while management fees for Oaktree Emerging Market Opportunities Fund, L.P. (“EMOF”) are based on committed capital during its investment period, we had voluntarily elected to assess management fees for EMOF temporarily based on fund NAV, rather than committed capital, during the fund’s investment period. Additionally, in 2013 we elected not to start the investment period of Oaktree Opportunities Fund IX, L.P. (“Opps IX”) even though we made initial drawdowns of commitments for opportunistic investments. During this time, we assessed management fees only on the drawn capital rather than, had we started the investment period of Opps IX, on total committed capital. We have applied this approach to certain other closed-end funds subsequent to Opps IX and may do so in the future. We made these changes not because they were necessary to raise the capital we wanted, but because we deemed it important to demonstrate to our clients that we were not financially incentivized to raise more capital than appropriate for the opportunity set or to deploy capital for the sake of triggering management fees based on a fund’s total committed capital as well as to avoid a disproportionate impact on the applicable funds’ net returns. Additionally, from time to time, we may in our sole discretion afford certain investors in our funds or clients of separate accounts more favorable economic terms than other investors in the same fund or separate account clients within the same or similar investment strategy, including with respect to management fee and performance-based fees, generally based on the aggregate size of commitments of such investor or client, as applicable, to one or more funds or accounts managed by us.

Our practice of putting our clients’ interests first and forsaking short-term advantage by, for example, reducing assets under management or management fee or carried interest rates may reduce the profits we could otherwise realize in the short term and adversely affect our business and financial condition and therefore conflict with the short-term interests of our Class A unitholders. In addition, to protect our current clients’ interests, we may not accept all of the capital offered to us, which may damage our relationships and prospects with potential investors in our funds and may reduce the value of our business and therefore conflict with our Class A unitholders’ short-term interests. Our Class A unitholders should thus understand that in instances in which our clients’ interests diverge from the short-term interests of our Class A unitholders, we intend to act in the interests of our clients. However, it is our fundamental belief that prioritizing our clients’ interests in such instances will maximize the long-term value of our business, which, in turn, will benefit our Class A unitholders.
Our business is materially affected by conditions in the global financial markets and economies, and any disruption or deterioration in these conditions could materially reduce our revenues and cash flow and adversely affect our overall performance, ability to raise or deploy capital, financial condition and liquidity position.
Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). The detrimental impact to the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 serves as an example of how global market conditions can cause uncertainty and instability for investment management businesses. While there has been significant recovery in the capital markets since then, particularly in the equity markets, concerns over falling oil prices towards the end of 2014, increasing interest rates, particularly short-term rates, sluggish economic expansion in non-U.S. economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, all highlight the fact that economic conditions remain unpredictable. These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives.
The economic environment in the past has resulted in and may in the future result in decreases in the market value of certain publicly traded securities held by some of our funds. Illiquidity in certain portions of the financial markets could adversely affect the pace of realization of our funds’ investments or otherwise restrict the ability of our funds to realize value from their investments, thereby adversely affecting our ability to generate incentive or investment income. There can be no assurance that conditions in the global financial markets will not worsen and/or adversely affect our investments and overall performance.
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
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control, such as the general economic environment or the number of other investment funds being raised at the same time by our competitors that are focused on the same investment strategies as our funds. Additionally, investors may downsize (or even eliminate) their investment allocations to alternative investments, including private funds and hedge funds, to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise, and investors in our open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemptions depends on our funds’ performance. To the extent economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, including fund-of-ones, smaller funds and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability. Moreover, certain institutional investors are demonstrating a preference to in‑source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from those new investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund.
If we were unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition.
We depend on a number of key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
We depend on the diligence, skill, judgment, reputation and business contacts of our key personnel. Our future success will depend upon our ability to retain our key personnel and our ability to recruit additional qualified personnel. Our key personnel possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and in certain cases have strong relationships with our investors. Therefore, if our key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. Legislation has been proposed in the U.S. Congress to treat portions of carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes. Because we compensate our senior investment professionals in large part by giving them an equity interest in our business or a right to receive carried interest, such legislation could adversely affect our ability to recruit, retain and motivate our current and future senior investment professionals. Please see “—Risks Related to United States Taxation—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available and is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”
We have experienced departures of key investment professionals in the past and will do so in the future. Any of those departures could have a negative impact on our ability to achieve our investment objectives. Indeed, the departure for any reason of any of our most senior professionals, such as Howard Marks or Bruce Karsh, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key man” provisions in the documentation governing certain of our closed-end funds, which would permit the limited partners of those funds to suspend or terminate the funds’ investment periods or, in the case of EMAR, permit investors to withdraw their capital prior to expiration of the applicable lock-up date. Our key man provisions vary by both strategy and fund and, with respect to each strategy and fund, are typically tied to multiple individuals, meaning that it would require the departure of more than one individual to trigger the key man provisions. In the event that our key man provisions were triggered for all of our funds with such provisions, the investment period for these funds would be terminated, and as of December 31, 2014, such terminations would result in a $9.4 billion decrease in AUM. In addition, if the key man provision for EMAR were triggered, investors in EMAR would be allowed to withdraw all of their capital, which represents 0.2% of our AUM as of December 31, 2014. As a part of a restructuring in May 2007, our senior employees exchanged their direct or indirect ownership interest in Oaktree Capital Management, LLC, our predecessor company (“OCM”), for a new interest in OCGH that vested over time. Because 100% of these interests have vested, affected employees may be less motivated to remain at Oaktree.
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
Our segment revenues and cash flow are highly volatile, primarily due to the fact that the incentive income we receive from our funds and the investment income we recognize on our corporate investments in funds and companies, which individually and collectively account for a substantial portion of our income, are highly volatile. In the case of our closed-end funds, our incentive income is recognized only when it is fixed or determinable under the Method 1 approach offered by generally accepted accounting principles in the United States (“GAAP”), which typically occurs in a sporadic and unpredictable fashion. For purposes of adjusted net income, incentive income is recognized when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same incentive income is recognized under Method 1. In addition, we are entitled to incentive income (other than tax distributions, which are treated as incentive income) only after all contributed capital and profits representing, typically, an 8% annual preferred return on that capital have been distributed to our funds’ limited partners. In the case of certain evergreen funds, we are generally entitled to receive an annual incentive payment based upon the increase in NAV attributable to or the net profit allocated to a limited partner during a particular calendar year, subject to a high-water mark or a preferred return hurdle. Given that the investments made by our funds may be illiquid or volatile and that our investment results and the pace of realization of our investments will vary from fund to fund and period to period, our incentive income likely will vary materially from year to year.
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
As noted above, the timing and amount of incentive income generated by our closed-end funds are uncertain and will contribute to the volatility of our net income. Incentive income depends on our closed-end funds’ investment performance and opportunities for realizing gains, which may be limited. In addition, it takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale, recapitalization or other exit event. Even if an investment proves to be profitable, it may be several years or longer before those profits can be realized in cash or other manner of payment. We cannot predict when, or if, any realization of investments will occur. If we have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter, which may not be replicated in subsequent quarters.
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
The results of future periods are likely to be materially different as a result of:

•	future growth that does not follow our historical trends;

•	changes in the economic environment, competitive landscape and financial markets;

•	new and additional costs and expenses attributable to our operations, including our operations as a public company, as a mutual fund adviser and a company within an extensively regulated industry;

•	increases in non-cash compensation charges primarily related to the vesting of OCGH units issued after our initial public offering in April 2012; and

•	a provision for corporate income taxes on the income of two of our Intermediate Holding Companies that are taxed as corporations for U.S. federal income tax purposes.
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
As we have expanded the number and scope of our strategies and distribution channels, including offering our investment products through mutual funds registered under the Investment Company Act, we increasingly confront potential conflicts of interest that we need to manage and resolve. These conflicts take many forms. For example, the investment focus of a number of our funds overlap, meaning that we occasionally confront issues as to how a particular investment opportunity should be allocated. Though we believe we have appropriate means to resolve these conflicts, our judgment on any particular allocation could be challenged, particularly in instances (as is sometimes the case) where the affected funds have different fee structures or our employees have invested more heavily in one fund than another. Additionally, different funds that we manage may invest in different parts of the capital structure of the same company, and thus the interests of two or more funds may be adverse to each other when the company experiences financial distress, undergoes a restructuring or files for bankruptcy. While we have developed general guidelines regarding when two or more funds may invest in different parts of the same company’s capital structure and created a process that we employ to handle such conflicts if they arise, our judgment to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. Another example involves our receipt of material non-public information regarding a potential investment. Normally, our receipt of such information restricts all of our investment strategies from trading in the securities of the applicable issuers. Occasionally, one investment group will want to obtain such information, but another will want to remain free to trade the securities of that issuer and will not want to become restricted. In such circumstances, we sometimes have to choose which group’s preference will prevail. In these and other circumstances, we seek to resolve the conflict in good faith and with a view to the best interests of all of our clients, but there can be no assurance that we will make the correct judgment in hindsight or that our judgment will not be questioned or challenged.
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
The asset management market has grown at a rapid pace during the last several years, leading to substantial growth in assets under management in our industry. Our success in the past has largely been a result of our ability to identify and exploit non-mainstream markets with the potential for attractive returns. Although investment managers worldwide have expanded the range of their investments in terms of transaction sizes, industries and geographical regions, there is a finite number of available investment opportunities at any given time. Particularly in strong economic times, the most attractive opportunities generally are pursued by an increasing number of managers with increasing amounts to invest and, as a result, it is sometimes difficult for us to identify markets that are capable of generating attractive investment returns. If we are unable to identify a sufficient number of attractive investment opportunities in the future, our returns will decline. This development would have an adverse impact on our AUM and on our results of operations.
Poor performance of our funds would cause a decline in our revenues, net income and cash flow and could adversely affect our ability to raise capital for future funds.
When any of our funds perform poorly, either by incurring losses or underperforming benchmarks or our competitors, our investment record suffers. Poor investment performance by our funds also adversely affects our incentive income and, all else being equal, may lead to a decline in our AUM, resulting in a reduction of our management fees for certain funds. Moreover, in such circumstances, we may experience losses on our investments of our own capital. If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from our own principal investment in the fund. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise, and investors in our open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds’ performance independently and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemption levels depends on our funds’ performance.
We may not be able to maintain our current fee structure as a result of industry pressure from clients to reduce fees, which could have an adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure as a result of industry pressure from clients to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. For example, we reduced our maximum annual management fee for Opps VIII from 1.75% to 1.60% and have continued to maintain that same fee rate to date for successor funds in our Distressed Debt strategy. Moreover, for Oaktree Real Estate Opportunities Fund VI, L.P. (“ROF VI”), we reduced our annual management fees for certain investors based on the amount of capital commitments they commit to the fund and have continued to maintain this practice for its successor fund, ROF VII. Additionally, we have afforded, and reserve the right in our sole discretion to continue to afford, certain clients more favorable economic terms, including with respect to management fee rates and carried interest rates, in cases where such clients have committed a certain amount of capital to our funds or strategies that in the aggregate exceed certain threshold amounts, if any. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our current fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations. For more information about our fees please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have experienced significant growth in our operations outside the United States, which may place significant demands on our administrative, operational and financial resources.
In recent years, the scope and relative share of our non-U.S. operations have grown significantly. We or our fund affiliates now have offices in 13 cities outside the United States, housing over one-fifth of our personnel. This rapid growth has placed and may continue to place significant demands on our business infrastructure. Pursuing investment opportunities outside the United States presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. In addition, in conducting business in these jurisdictions, we are often faced with the challenge of ensuring that our activities are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (“FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing non-U.S. clients means that we must comply with international laws governing the sale of interests in our funds, different investor reporting and information processes and other requirements. As a result of these and other challenges, we are required to continuously develop our systems and infrastructure in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. Moreover, this growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage our expanding international operations effectively or that we will be able to continue to grow this part of our business, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
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
We actively consider the opportunistic expansion of our business, both geographically and into new investment strategies. For example, we have focused on expanding into products for real estate, senior loans, listed equities, corporate debt, collateralized loan obligations, infrastructure investments, energy credits, emerging market credits and direct lending. Additionally, we have focused on broadening our distribution channels, including strategic partnerships, subadvisory and retail and high net worth offerings. For example, in December 2014 we launched our first directly advised mutual fund registered under the Investment Company Act. These and other expansion efforts may result in adding personnel and growing investment teams. We may not be successful in any such attempted expansion. Attempts to expand our business involve a number of special risks, including some or all of the following:

•	the diversion of management’s attention from our existing business;

•	the disruption of our existing business;

•	entry into markets or lines of business in which we may have limited or no experience;

•	increasing costs and demands on our operational systems;

•	potential increase in investor concentration; and

•	increasing the risks associated with U.S. or foreign regulatory requirements or conducting operations in foreign jurisdictions.
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
Potential regulatory action poses a significant risk to our reputation and our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees the activities of our subsidiary Oaktree Capital Management, L.P. as a registered investment adviser under the Advisers Act, and the activities of certain mutual funds registered under the Investment Company Act that are advised by us. Additionally, the CFTC and the NFA oversee the activities of Oaktree Capital Management, L.P. as a registered commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) under the Commodity Exchange Act. FINRA oversees the activities of our subsidiary OCM Investments, LLC as a registered broker-dealer. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. In December 2014, we launched our first directly advised mutual funds, which are subject to the rules and regulations applicable to investment companies under the Investment Company Act.

We are required to invest our mutual funds’ assets in accordance with limitations under the Investment Company Act and applicable provisions of the Code. In addition, we are required to file periodic and annual reports with the SEC and may also be required to comply with the applicable provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Furthermore, advisers to mutual funds have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty. These requirements could increase our compliance costs and create the potential for additional liabilities and penalties if we fail to comply with the applicable rules and regulations.
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
The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRSHRA”) expanded the scope of U.S. sanctions against Iran. Notably, ITRSHRA prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran that would be contrary to the sanctions regulations if undertaken by a U.S. person. In addition, Section 219 of ITRSHRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports any dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the United States by a foreign affiliate. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.
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
The Dodd-Frank Act established a ten-member Financial Stability Oversight Council (the “Council”), an interagency body chaired by the Secretary of the Treasury, to identify and manage systemic risk in the financial system and improve interagency cooperation. Under the Dodd-Frank Act, the Council has the authority to review the activities of certain nonbank financial firms engaged in financial activities that are designated as “systemically important,” meaning, among other things, that the distress of the financial firm would threaten the stability of the U.S. economy. To date, the Council has designated four nonbank financial companies for Federal Reserve supervision. While no asset managers have been designed to date, on December 18, 2014, the Council released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions and resolution, or in other areas. If we were ever designated, it would result in increased regulation of our business, including higher standards on capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.
On December 10, 2013, the Federal Reserve and other federal regulatory agencies issued final rules implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits depository institution holding companies (including foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds. When the Volcker Rule became effective on July 21, 2012, it kicked off a two-year conformance period, which was set to expire on July 21, 2014. However, in conjunction with the release of the final rules on December 10, 2013, the Federal Reserve issued an order granting an industry-wide, one-year extension for all banking entities. As a result, banking entities are required to have wound down, sold, transferred or otherwise conformed their investments and sponsorship activities to the Volcker Rule by July 21, 2015, absent an extension to the conformance period by the Federal Reserve or an exemption for certain “permitted activities.” On December 18, 2014, the Federal Reserve granted an additional one‑year extension, giving banking entities until July 21, 2016, in respect of investments in and relationships with certain funds that were in place prior to December 31, 2013 (“legacy covered funds and relationships”). All investments in and relationships with funds covered by the Volcker Rule made after December 31, 2013 must be divested or restructured by July 21, 2015. The Federal Reserve also announced that, with respect to legacy covered funds and relationships, it intends to grant a final one‑year extension in 2015, which would give banking entities until July 21, 2017 to comply with the Volcker Rule. While we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, to the extent there is uncertainty regarding the interpretation or implementation of the Volcker Rule and its practical implications, there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.
Pursuant to the Dodd-Frank Act, the SEC adopted a rule requiring investment advisers registered or required to register with the SEC under the Advisers Act that advise one or more private funds and have at least $150 million in private fund AUM to periodically file reports on Form PF. Under the rule, large private fund investment advisers, or advisers with at least $1.5 billion in AUM attributable to hedge funds and advisers with at least $2.0 billion in AUM attributable to private equity funds, are subject to more detailed and in certain cases more frequent reporting requirements. As a result of this rule we file quarterly reports on Form PF, which has resulted in substantial administrative costs and requires a significant amount of attention and time to be spent by our personnel.

In addition, the CFTC repealed CFTC Rule 4.13(a)(4), an exemption from registration as a CPO on which we previously relied in operating our funds. As a result, one of our subsidiaries, Oaktree Capital Management, L.P., has registered with the CFTC as a CPO and CTA with respect to the management of our funds. In connection with such registrations, we also rely on the CFTC Rule 4.7 exemption, which provides a CPO and a CTA relief from certain of the Commodity Exchange Act’s disclosure, reporting and recordkeeping requirements applicable to CPOs and CTAs, subject to certain conditions. The operators of funds relying upon the exemption provided by CFTC Rule 4.7, unlike a fully-registered CPO, will not be required to file any offering memorandum with the CFTC, and the CFTC will not pass upon the merits of participating in a pool or upon the adequacy of accuracy of an offering memorandum. Nonetheless, CPOs and CTAs that qualify for relief under Rule 4.7 remain subject to certain disclosure, reporting and recordkeeping requirements that could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens.
For some of our other funds that trade in commodity interests, we rely on the de minimis exemption provided by CFTC Rule 4.13(a)(3). For those funds that rely upon the exemption provided by CFTC Rule 4.13(a)(3), unlike pools operated on a registered basis as a CPO by the CFTC, the operators of such pools are not required to provide prospective investors with a CFTC compliant disclosure document, nor are the operators required to provide participants with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs.
Certain mutual funds advised by us also rely on the exemption provided by CFTC Rule 4.5, which provides a CPO and a CTA relief from the obligation to provide prospective investors with a CFTC compliant disclosure document, periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs.
In the event we determine to cease or to limit investing in swaps or other assets rather than subjecting ourselves to all of the regulations of the CFTC, our ability to implement our investment objectives for our funds and to hedge risks associated with our funds’ investments and operations may be materially impaired. Furthermore, the CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event our registration with the CFTC as a CPO or CTA is rescinded or restricted and we are unable to rely on an exemption from registration or we otherwise fail to comply with the regulatory requirements of these rules, we may be unable to use certain types of hedging instruments or may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.
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

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. We are involved regularly in trading activities that implicate a broad number of foreign (as well as U.S.) securities law regimes, including laws governing trading on inside information and market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Additionally, we must comply with foreign laws governing the sale of interests in our funds. Violation of these laws could result in severe penalties, restrictions or prohibitions on our activities and damage to our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
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
The Directive imposes new operating requirements on EU AIFMs managing AIFs. Following a one-year transitional period, EU AIFMs must comply with the requirements of the Directive and be appropriately authorized or have submitted an application for authorization. EU AIFMs and non-EU AIFMs seeking to market an AIF within the EU will need to comply with the Directive’s disclosure and transparency requirements and (in the case of non-EU AIFMs) jurisdiction specific private placement regimes (which have changed as a result of the Directive).
The full scope of the Directive may also, from October 2015 at the earliest, be extended to non-EU AIFMs that wish to market an AIF within the EU pursuant to a pan-European marketing passport instead of under national private placement regimes.
The operating requirements imposed by the Directive include, among other things, rules relating to the remuneration of certain personnel, minimum regulatory capital requirements, restrictions on use of leverage, restrictions on early distributions relating to portfolio companies (so-called “asset stripping” rules), disclosure and reporting requirements to both investors and home state regulators, the independent valuation of an AIF’s assets and the appointment of an independent depository to hold assets. As a result, the Directive could have an adverse effect on our business by, among other things, increasing the regulatory burden and costs of doing business in or relating to EU member states, imposing extensive disclosure obligations on, and asset stripping rules with respect to, companies, if any, in which any of our fund(s) invest that are located in EU member states, significantly restricting marketing activities within the EU, potentially requiring our fund(s) to change their compensation structures for key personnel, thereby affecting our ability to recruit and retain these personnel, and potentially disadvantaging our funds as investors in private companies located in EU member states when compared to non-AIF/AIFM competitors that may not be subject to the requirements of the Directive, thereby potentially restricting our funds’ ability to make investments in such companies.
The Directive could also limit our operating flexibility and our investment opportunities, as well as expose us and/or our funds to conflicting regulatory requirements in the United States (and elsewhere) and the EU.
Solvency II
Solvency II is an EU directive that sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities. Solvency II is currently scheduled to be implemented into domestic law by EU member states by January 2016. Solvency II will impose, among other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors will be subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers’ and reinsurers’ investment decisions and their asset allocations. In addition, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, Solvency II could in the future have an adverse indirect effect on our business by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds.

SEC rules barring so-called “bad actors” from relying on Rule 506 of Regulation D in private placements could materially adversely affect our business, financial condition and results of operations.
In September 2013, the SEC adopted amendments to Rules 501 and 506 of Regulation D under the Securities Act barring issuers deemed to be “bad actors” from relying on Rule 506 of Regulation D (“Rule 506”) in connection with private placements (the “disqualification rule”). Specifically, an issuer will be precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 (“Rule 506 offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (1) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC; (2) final orders from the CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (3) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (4) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (5) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (6) U.S. Postal Service false representation orders.
If any Oaktree employees or funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 offering for a significant period of time. Most of our funds rely on Rule 506 to raise capital from investors during their fundraising periods. If one or more of our funds were to lose the ability to rely on the Rule 506 exemption because an Oaktree covered person has been the subject of a disqualifying event, our business, financial condition and results of operations could be materially and adversely affected.
Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. The SEC has also initiated a similar investigation into contracts awarded by sovereign wealth funds. Rule 206(4)-5 under the Advisers Act addresses “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Additionally, California law requires placement agents (including in certain cases employees of investment managers) who solicit funds from California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System, to register as lobbyists, thereby becoming subject to increased reporting requirements and prohibited from receiving contingent compensation for soliciting investments from California state retirement systems. New York has adopted similar rules. Such investigations may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure on our part to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
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

•
available hedging instruments may not correspond directly with the risk for which protection is sought and the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially and, as a result, the gain (or loss) on such instruments may not fully offset the corresponding loss (or gain) in the value of the underlying assets in our portfolio;

•	the duration of a hedge may be significantly different than the duration of the related liability or asset;

•	derivatives generally involve leverage in the sense that the investment exposure created by the derivatives may be significantly greater than the initial investments in the derivative;

•	certain investments may be illiquid, making them unable to be sold at the desired time or price;

•
the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs or makes economically unattractive our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•
the cost of using certain hedging instruments may increase during a period of increased volatility, for instance, with respect to interest rate hedges, during periods of rising and volatile interest rates and, with respect to foreign currency hedges, during periods of volatile foreign currencies; and

•
derivative contracts could require us to fund cash payments in the future under certain circumstances, including an event of default or other early termination event, or the decision by a counterparty to request margin in the form of securities or other forms of collateral under the terms of the derivative contract.

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
We and our funds will be subject to credit risk with respect to counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or our hedge counterparty) and other instruments entered into directly by us or our funds or held by special purpose or structured vehicles in which we or our funds may invest from time to time. Counterparty risk is the risk that the other party in a derivative transaction will not fulfill its contractual obligation. Changes in the credit quality of the companies that serve as our or our funds’ counterparties with respect to their derivative transactions will affect the value of those instruments. By entering into derivatives, we or our funds assume the risk that these counterparties could experience financial hardships that could call into question their continued ability to perform their obligations. As a result, concentrations of such derivatives in any one counterparty would subject us or our funds to an additional degree of risk with respect to defaults by such counterparty.
If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract with us or our funds due to financial difficulties, we or our funds may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceeding. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we or our funds are owed this fair market value in the termination of the derivative transaction and such claims are uncollateralized or otherwise unsecured, we or our funds will be treated as general creditors of such counterparty, and will not have any claim with respect to the underlying security. We or our funds may obtain only a limited recovery or may obtain no recovery in such circumstances.
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

Regulatory changes could occur and may adversely affect our or our funds’ ability to pursue hedging strategies and/or increase the costs of implementing such strategies.
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
In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. For example, the Dodd-Frank Act could have an adverse effect on our funds’ ability to use derivative instruments. The Dodd-Frank Act is designed to impose stringent regulation on the over-the-counter derivatives market in an attempt to increase transparency and accountability and provides for, among other things, clearing, margin, reporting, recordkeeping and registration requirements. Although the CFTC has released final rules relating to clearing, reporting, risk management, compliance, position limit, anti-fraud, consumer protection, portfolio reconciliation, documentation, recordkeeping and registration requirements under the Dodd-Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd-Frank Act’s ultimate impact remains unclear. New regulations could, among other things, restrict our funds’ ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to our funds), increase the costs of using these instruments (for example, by increasing margin or capital requirements) and/or make them less effective and, as a result, our funds may be unable to execute their investment strategies. Limits or restrictions applicable to the counterparties with which our funds engages in derivative transactions could also prevent our funds from using these instruments, affect the pricing or other factors relating to these instruments or may change availability of certain investments. It is unclear how the regulatory changes will affect counterparty risk. For instance, in December 2012, the CFTC issued a final rule requiring certain credit default swaps and interest rate swaps to be centrally cleared, which is applicable to all swap counterparties not eligible for certain narrowly‑defined exemption or exceptions. Such clearing requirement may affect our funds’ abilities to negotiate individualized terms and/or may increase the costs of entering into such derivative transactions (for example, by increasing margin or capital requirements).
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
In November 2014, the International Swaps and Derivatives Association published the ISDA 2014 Resolution Stay Protocol (the “Resolution Stay Protocol”), which binds adherents to recognize the cross-border application of special resolution regimes applicable to certain financial counterparties to derivatives contracts. The Resolution Stay Protocol also contractually limits certain rights of adherents under the United States Bankruptcy Code. We have not adhered to the Resolution Stay Protocol, and are not bound by its terms. However, regulators have indicated that adherence to the Resolution Stay Protocol may be required at some future date. If we were required to adhere to the Resolution Stay Protocol, it could substantially and negatively impact the rights of funds and accounts we advise in the event of insolvency or default by one of our financial counterparties.
The requirements of being a public company and sustaining growth may strain our resources.
As a public company, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may strain our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join the firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and will continue to incur costs that we had not previously incurred as a private company before our initial public offering in April 2012 as part of our compliance with the Sarbanes-Oxley Act and rules of the SEC and New York Stock Exchange (“NYSE”), including hiring additional accounting, legal and administrative personnel and various other costs related to being a public company.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. We make investment decisions on behalf of our clients that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. Further, we may be subject to third-party litigation arising from allegations that we improperly exercised control or influence over portfolio investments. In addition, we and our affiliates that are the investment managers and general partners of our funds, our funds themselves and those of our employees who are our, our subsidiaries’ or the funds’ officers and directors are each exposed to the risks of litigation specific to the funds’ investment activities and portfolio companies and, in the case where our funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies’ other shareholders. Moreover, we are exposed to risks of litigation or investigation by investors or regulators relating to our having engaged, or our funds having engaged, in transactions that presented conflicts of interest that were not properly addressed. Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
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
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, failures by personnel at our portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. We may face increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increases. Such misconduct might undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of our fund’s investments.

Failure to maintain the security of our information and technology networks, including personally identifiable and client information, intellectual property and proprietary business information could have a material adverse effect on us.
Security breaches and other disruptions of our information and technology networks could compromise our information and intellectual property and expose us to liability, reputational harm and significant remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our clients, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, malfeasance or other disruptions.
A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence.
Interruption of our information technology, communications systems or data services could disrupt our business, result in losses or limit our growth.
We rely heavily on our financial, accounting, communications and other data processing systems. If our systems do not operate properly, are disabled or are compromised, we could suffer financial loss, a disruption of our business, liability to our funds, regulatory intervention or reputational damage. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, employee errors or malfeasance, computer viruses, cyber-attacks, or other events which are beyond our control.
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
In addition, we rely on third‑party service providers for certain aspects of our business, including software vendors for portfolio management and accounting software, outside financial institutions for back office processing and custody of securities and third‑party broker‑dealers for the execution of trades. An interruption or deterioration in the performance of these third parties or failures of their information systems and technology could cause system interruption, delays, loss, corruption or exposure of critical data or intellectual property and impair the quality of the funds’ operations, which could impact our reputation and hence adversely affect our business.
Any such interruption or deterioration in our operations could result in substantial recovery and remediation costs and liability to our clients, business partners and other third parties. While we have implemented disaster recovery plans and backup systems to lessen the risk of any material adverse impact, our disaster recovery planning may not be sufficient to mitigate the harm and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of our data, our critical business or information technology systems could severely affect our ability to conduct our business operations, and as a result, our future operating results could be materially adversely affected.
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

•
our funds’ returns have previously benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities;

•
our funds’ historical investments were made over a long period of time and over the course of various market and macroeconomic cycles, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past;

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
Investors in our closed-end funds make capital commitments that we are entitled to call from those investors at any time during certain prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them in order for our closed-end funds to consummate investments and otherwise pay their obligations when due. Any investor that does not fund a capital call is subject to having a meaningful amount of its existing capital account forfeited in that fund. However, if investors were to fail to honor a significant amount of capital calls for any particular fund or funds, the affected funds’ ability to make new or follow-on investments, and to otherwise satisfy their liabilities when due, could be materially and adversely affected.
Certain of our funds invest in relatively high-risk, illiquid, non-publicly traded assets, and we may fail to realize any profits from these activities ever or for a considerable period of time.
Our closed-end funds often invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling these securities for a period of time. Our funds generally cannot sell these securities publicly unless either their sale is registered under applicable securities laws or an exemption from registration is available. The ability of many of our funds, particularly our control investing funds, to dispose of investments is heavily dependent on the public capital markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which the investment is held. Even if securities are publicly traded, large holdings of securities often can be sold only over a substantial length of time, exposing investment returns to risks of downward movement in market prices.
We make distressed debt investments that involve significant risks and potential additional liabilities.
Our distressed debt funds and certain of our control investing funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financing needs, negative net worth or significant competitive issues. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. In these situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Furthermore, some of our funds’ distressed debt investments may not be widely traded or may have no recognized market. Depending on the specific fund’s investment profile, a fund’s exposure to the investments may be substantial in relation to the market for those investments, and the acquired assets are likely to be illiquid and difficult to transfer. As a result, it may take a number of years for the market value of the investments to ultimately reflect their intrinsic value as we perceive it.
A central strategy of our distressed debt funds is to anticipate the occurrence of certain corporate events, such as debt or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions. If the relevant corporate event that we anticipate is delayed, changed or never completed, the market price and value of the applicable fund’s investment could decline sharply.
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
Some of our funds are subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code. For example, we currently manage some of our funds as “plan assets” under ERISA. With respect to these funds, this results in the application of the fiduciary responsibility standards of ERISA to investments made by such funds, including the requirement of investment prudence and diversification, and the possibility that certain transactions that we enter into, or may have entered into, on behalf of these funds, in the ordinary course of business, might constitute or result in non-exempt prohibited transactions under Section 406 of ERISA or Section 4975 of the Code. A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of a plan subject to Title I of ERISA or Section 4975 of the Code, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA) or “disqualified person” (as defined in the Code) with whom we engaged in the transaction. Some of our other funds currently qualify as venture capital operating companies (“VCOCs”), as defined in the regulations (the “Plan Asset Regulations”) promulgated under ERISA by the U.S. Department of Labor, or rely on other exceptions under ERISA and therefore are not subject to the fiduciary requirements of ERISA with respect to their assets. However, if these funds fail to satisfy the requirements to qualify as a VCOC for any reason, including an amendment of the Plan Asset Regulations, or another exception under ERISA, such failure could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with the requirements.
Certain of our funds may be subject to risks arising from potential control group liability.
Under ERISA, upon the termination of a tax‑qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
A “controlled group” includes all “trades or businesses” with at least 80% or greater common ownership. This common ownership test is broadly applied to include both “parent‑subsidiary groups” and “brother‑sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that any of our funds holds in one or more of its portfolio companies, such fund itself cannot be considered part of an ERISA controlled group unless that fund is considered to be a “trade or business”.
While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, in 2007 the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its portfolio companies and the nature of any management fee arrangements.

If any of our funds are determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the investment by such fund or any of their affiliates and other co‑investors in a portfolio company and their respective ownership interests in the portfolio company, that any tax‑qualified single employer defined benefit pension plan liabilities or multiemployer plan withdrawal liabilities incurred by the portfolio company could result in liability being incurred by any of our funds, with a resulting need for additional capital contributions, the appropriation of such fund’s assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain fund assets. Moreover, regardless of whether or not any of our funds were determined to be a trade or business for purposes of ERISA, a court might hold that one of our fund’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.
Poor investment performance during periods of adverse market conditions may result in relatively high levels of investor redemptions, which can exacerbate the liquidity pressures on the affected funds, force the sale of assets at distressed prices or reduce the funds’ returns.
Poor investment performance during periods of adverse market conditions, together with investors’ increased need for liquidity given the state of the credit markets, can prompt relatively high levels of investor redemptions at times when many funds may not have sufficient liquidity to satisfy some or all of their investor redemption requests. During times when market conditions are deteriorating, many funds may face additional redemption requests and/or compulsory investor withdrawals or redemptions, which will exacerbate the liquidity pressures on the affected funds. If they cannot satisfy their current and future redemption requests, they may be forced to sell assets at distressed prices or cease operations. Various measures taken by funds to improve their liquidity profiles (such as the implementation of “gates” or the suspension of redemptions) that reduce the amounts that would otherwise be paid out in response to redemption requests may have the effect of incentivizing investors to “gross up” or increase the size of the future redemption requests they make, thereby exacerbating the cycle of redemptions. The liquidity issues for such funds are often further exacerbated by their fee structures, as a decrease in NAV decreases their management fees.
Certain of our funds have, or may in the future have, agreements that create debt or debt-like obligations with one or more counterparties. Such agreements in many instances contain covenants or “triggers” that require the fund to maintain a certain level of NAV over certain testing periods or to post additional margin on a daily basis when prices of our funds’ derivative contracts move against the fund. In addition, there may be guidelines in total return swap facilities that require reference obligations to be above a certain price level. Decreases in such funds’ NAV (whether due to performance, redemptions or both) that breach such covenants, the failure to make any margin calls or meaningful decreases in the price of the underlying reference loan or security may result in defaults under such agreements and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. In particular, many such covenants to which our funds are party are designed to protect against sudden and pronounced drops in NAV over specified periods, so if our open-end or evergreen funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Defaults under any such covenants would likely result in the affected funds being forced to sell financed assets (which sales would likely occur in suboptimal or distressed market conditions) or being forced to restructure a swap facility with more onerous terms or otherwise raise cash by reducing other leverage, which would reduce the funds’ returns and our opportunities to produce incentive and investment income from the affected funds.
Valuation methodologies for certain assets in our funds can be subject to significant subjectivity, and the values of assets established pursuant to the methodologies may never be realized.
Our funds make investments for which market quotations are not readily available, and thus the process by which we value such investments involves inherent uncertainties. We are required by GAAP to make good faith determinations as to the fair value of these investments on a quarterly basis in connection with the preparation of our funds’ financial statements.
There is no single method for determining fair value in good faith. The types of factors that may be considered when determining the fair value of an investment in a particular company include acquisition price of the investment, discounted cash flow valuations, historical and projected operational and financial results for the company, the strengths and weaknesses of the company relative to its comparable companies, industry trends, general economic and market conditions, information with respect to offers for the investment, the size of the investment (and any associated control) and other factors deemed relevant. Fair values may also be assessed based on the enterprise value of a company established using a market multiple approach that is based on a specific financial measure (such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, free cash flow, net income, book value or net asset value) or, in some cases, a cost basis or a discounted cash flow or liquidation analysis. Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our investments, the quotations may not reflect the value that we would actually be able to realize because of various factors, including the possible illiquidity associated with a large ownership position, subsequent illiquidity in the market for a company’s securities, future market price volatility or the potential for a future loss in market value based on poor industry conditions or the market’s view of overall company and management performance.
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Sales at values significantly lower than the values at which investments have previously been reflected in a fund’s NAV may result in losses for the applicable fund, a decline in management fees and the loss of incentive income that may have been accrued by the applicable fund. Changes in values attributed to investments from quarter to quarter may result in volatility in the NAV and results of operations that we report. Also, a situation where a fund’s NAV turns out to be materially different from the NAV previously reported for the fund could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds or investors requesting redemptions from certain of our funds.
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
Many of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, while certain of our funds invest substantially all of their assets in these types of securities. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:

•
our funds’ abilities to exchange local currencies for U.S. dollars and other currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

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

•	less publicly available information in respect of companies in non-U.S. markets;

•	heightened exposure to corruption risk;

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
Most of our separate account agreements generally can be terminated by our separate account clients upon notice of 30 days or less. Similarly, our commingled open-end funds permit the withdrawal of capital by our investors during certain open periods that generally occur on the first business day of each calendar month. Our active evergreen funds have withdrawal rights that, depending on the specific fund, can be exercised in intervals typically ranging from three months to three years. Any significant number of terminations or withdrawals could have a material adverse effect on our business and results of operations.
We have made and expect to continue to make significant principal investments in our current and future funds, and we may lose money on some or all of our investments.
Since our inception in 1995, we have increased the minimum level of our principal investments in our closed-end and evergreen funds from 0.2% of the fund’s aggregate committed capital to 1.0% starting with funds that held their initial closings in late 1998, to 2.0% starting with funds that held their initial closings in mid-2004. Subsequent to the 2007 Private Offering, we decided to further increase our principal investments in such funds that have initial closings after May 2007 to the greater of 2.5% of the funds’ aggregate committed capital or $20 million. Although we are not limited in the amount we choose to invest, in 2009 we decided that we will generally not invest more than $100 million in any one fund. We expect to continue to make significant principal investments in our funds and may choose to increase the percentage amount we invest at any time. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. Any such loss could have a material adverse impact on our financial condition and results of operations.
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
In many cases, the companies in which our funds invest have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which we hold an investment, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our funds to influence a company’s affairs and to take actions to protect their investment may be substantially less than that of those holding senior interests.
The due diligence process that we undertake in connection with investments by some of our funds may not reveal all facts that may be relevant in connection with an investment.
Before making investments in companies that we expect to control, we undertake a due diligence investigation of the target company. In conducting these investigations, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks are often involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, the due diligence investigation that we carry out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating the investment opportunity. No due diligence investigation can provide certainty as to the matters covered. In addition, instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices are by their nature difficult to detect. Moreover, a due diligence investigation will not necessarily result in the investment being successful. The nature of our due diligence investigation in a particular instance depends on the size and type of investment being considered, our familiarity with the relevant industry, company and its management and other relevant factors.
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
Volatility in the structured credit, leveraged loan and high yield bond markets may adversely affect our funds’ investments.
To the extent that companies in which our funds invest participate in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, illiquidity and volatility. In addition, to the extent that such marketplace events occur, this may have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of our funds’ investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, our funds could lose both invested capital in, and anticipated profits from, the affected portfolio companies.
We enter into a significant number of side letter agreements with limited partners of certain of our funds, and the terms of these agreements could expose the general partners of the funds to additional risks and liabilities.
We regularly enter into side letter agreements with particular limited partners in the course of raising our funds. These side letters typically afford the affected limited partners assurance with respect to particular aspects of the operation of the fund. Given that these assurances often elaborate upon the provisions of the relevant fund’s partnership agreement, our affiliates could be exposed to additional risks, liabilities and obligations not contemplated in our funds’ partnership agreements.
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
Some of our funds use leverage (including through swaps and other derivatives) as part of their respective investment programs and may borrow a substantial amount of capital. The use of leverage poses a significant degree of risk and can enhance the magnitude of a significant loss in the value of the investment portfolio. To the extent that any fund leverages its capital structure, it is subject to the risks normally associated with debt financing, including the risk that its cash flows will be insufficient to meet principal and interest payments, which could significantly reduce or even eliminate the value of such fund’s investments. In addition, the interest expense and other costs incurred in connection with such leverage may not be recovered by the appreciation in the value of any associated securities or bank debt and will be lost – and the timing and magnitude of such losses may be accelerated or exacerbated – in the event of a decline in the market value of such securities or bank debt. In addition, such funds may be subject to margin calls in the event of a decline in the value of the posted collateral. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

Changes in the debt financing markets may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our incentive income and investment income.
The markets for debt financing are subject to retrenchment, resulting in more restrictive covenants or other more onerous terms (including posting additional collateral) in order to provide financing, and in some cases lenders may refuse to provide any financing that would have been readily obtained under different credit conditions.
If our funds are unable to obtain committed debt financing or can only obtain debt at an increased interest rate or on other less advantageous terms, such funds’ investment activities may be restricted and their profits may be lower than they would otherwise have achieved, either of which could lead to a decrease in the incentive and investment income earned by us. Similarly, the portfolio companies owned by our funds regularly utilize the corporate debt markets to obtain efficient financing for their operations. To the extent that credit markets render such financing difficult or more expensive to obtain, the operating performance of those portfolio companies and therefore the investment returns on our funds may be negatively impacted. In addition, to the extent that the then-current markets make it difficult or impossible to refinance debt or extend maturities on their outstanding debt, the relevant portfolio company may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could impair the value of our investment in those portfolio companies and have a material adverse effect on our financial condition, results of operations and cash flow.
Our funds may face risks relating to undiversified investments.
We cannot give assurance as to the degree of diversification, if any, that will be achieved in any fund investments. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a fund if its investments are concentrated in that area, which would result in lower investment returns. This lack of diversification may expose a fund to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments. To the extent a fund holds investments concentrated in a particular issuer, security, asset class or geographic region, such fund may be more susceptible than a more widely diversified investment partnership to the negative consequences of a single corporate, economic, political or regulatory event. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund’s performance and, as a result, our financial condition and results of operations.
Risk management activities may adversely affect the returns on our funds’ investments and expose our funds to other risks.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. Moreover, these hedging arrangements may generate significant transaction costs that reduce the returns generated by a fund derivative.
In addition, derivative transactions expose our funds to liquidity, counterparty and other risks. Please see “—The derivatives that we or our funds use to hedge against interest rate and foreign currency exposure are volatile and may adversely affect our results of operations” above.
Our funds are subject to risks in using prime brokers, custodians, counterparties, administrators and other agents.
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
In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our funds’ cash held with a prime broker, custodian or counterparty generally will not be segregated from the prime broker’s, custodian’s or counterparty’s own cash, and our funds may therefore rank as unsecured creditors in relation thereto.
The counterparty risks that our funds’ face have increased in complexity and magnitude as a result of the disruption in the financial markets in recent years. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally reacted to market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing.
Risks Relating to Our Class A Units
The market price of our Class A units may decline due to the large number of units eligible for future sale and issuable pursuant to our 2011 Equity Incentive Plan.
The market price of our Class A units could decline as a result of sales of a large number of our Class A units in the market or the perception that these sales could occur. As of February 24, 2015, there were 43,771,659 Class A units outstanding, which may be resold immediately in the public market, unless they are held by our affiliates, as that term is defined in Rule 144 under the Securities Act. In addition, our directors and executive officers (which includes our senior executives), other employees and certain other investors hold Oaktree Operating Group units through OCGH and, subject to certain restrictions, including the approval of our board of directors, have the right to exchange their vested OCGH units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in accordance with the terms of the exchange agreement. Please see “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” The market price of our Class A units could decline as a result of an exchange, or the perception that an exchange may occur, of a large number of OCGH units for our Class A units. As of February 24, 2015, there were 104,658,236 vested OCGH units outstanding. Such sales or exchanges could also cause the price of our Class A units to fall and make it more difficult for our Class A unitholders to sell their units.
We may issue our Class A units from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Class A units that we issue may in turn be significant. We may also grant registration rights covering Class A units issued in connection with any such acquisitions and investments. In addition, as of February 24, 2015, we may issue 14,875,618 Class A units, OCGH units or any other class or series of units or other ownership interests in us, OCGH or any of our affiliates (“2011 Plan Units”) from time to time under our 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”) as well as 2011 Plan Units that become available under our 2011 Plan pursuant to provisions in the 2011 Plan that automatically increase 2011 Plan Units available for future issuance. The units granted under the 2011 Plan may be subject to vesting and forfeiture provisions. Any vesting terms are set by our board of directors or a committee appointed by our board of directors in their respective discretion. Additional issuances of 2011 Plan Units may dilute the holdings of our existing unitholders, reduce the market price of our Class A units or both.

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

•	failure to meet analysts’ performance estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A units;

•	additions or departures of key management or investment personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations or announcements relating to these matters;

•	a lack of liquidity in the trading of our Class A units;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.
If we fail to maintain effective internal controls over our financial reporting in the future, the accuracy and timing of our financial reporting may be adversely affected.
The Sarbanes-Oxley Act requires, among other things, that as a public company we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required under Section 404 to provide an annual management assessment of the effectiveness of our internal controls over financial reporting and to include in our annual reports an opinion from our independent registered public accounting firm addressing its assessment. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have implemented and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies.
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
Subject to certain restrictions, including the approval of our board of directors, each holder of units in OCGH has the right to exchange his or her vested units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. The Class A units issued upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances Accordingly, subject to the exchange agreement described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” a substantial number of additional units are expected to be available to be sold in the future by the OCGH unitholders.
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
Because our senior executives own units representing more than 50% of our voting power, we are considered a “controlled company” for purposes of the NYSE listing requirements. As such, we have elected, and intend to continue to elect, not to comply with certain NYSE corporate governance requirements, which may include one or more of the following: that a majority of our board of directors consist of independent directors, that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. In addition, we are not required to hold annual meetings of our unitholders. Accordingly, our Class A unitholders do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements. Please see “Directors, Executive Officers and Corporate Governance—Board Structure and Governance—Controlled Company Exemption.”
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
The declaration, payment and determination of the amount of our quarterly distribution, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time. Our operating agreement provides that so long as our senior executives, or their successors or affiliated entities (other than us or our subsidiaries), including OCGH, collectively hold, directly or indirectly, at least 10% of the aggregate outstanding Oaktree Operating Group units (the “Oaktree control condition”), our manager, which is 100% owned by our senior executives, is entitled to designate all the members of our board of directors. As a result, Class A unitholders do not have the power to elect the board of directors as long as the Oaktree control condition is satisfied. Moreover, our board of directors may have interests that conflict with the interests of the Class A unitholders because the persons who control our manager and a majority of the members of our board of directors hold the vast majority of their economic interests in the Oaktree Operating Group through OCGH rather than through OCG. We cannot assure you that any distributions, whether quarterly or otherwise, will or can be paid.
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
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. Furthermore, we operate our private funds so that they are not deemed to be investment companies that are required to be registered under the Investment Company Act. If anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act or that would require us to register our private funds under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on capital structure, ability to transact business with affiliates and ability to compensate senior employees, could make it impractical for us to continue our business or the private funds as currently conducted, impair the agreements and arrangements between and among OCGH, us, our private funds and our senior management, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
Our Class A unitholders do not elect our manager and have limited ability to influence decisions regarding our business, and our senior executives are able to determine the outcome of any matters submitted to a vote of unitholders.
Our operations and activities are managed by our board of directors. So long as the Oaktree control condition is satisfied, our manager, Oaktree Capital Group Holdings GP, LLC, which is owned by our senior executives, is entitled to designate all the members of our board of directors and to remove or replace any director (or our entire board of directors) at any time. Accordingly, our senior executives control our management and affairs. Our Class A unitholders do not elect our manager.
While our Class A units and Class B units generally vote together as a single class on the limited matters submitted to a vote of unitholders, including certain amendments of our operating agreement, our operating agreement does not obligate us to hold annual meetings. Accordingly, our Class A unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. In addition, through their control of our Class B units held by OCGH, our senior executives, with a 96.2% voting interest as of February 24, 2015, are able to determine the outcome of any matter that our board of directors does submit to a vote.
Our Senior Executives’ control of our manager and of the combined voting power of our units and certain provisions of our operating agreement could delay or prevent a change of control.
As of February 24, 2015, our senior executives control 96.2% of the combined voting power of our units through their control of OCGH. In addition, our senior executives have the ability to determine the composition of our board of directors through their control of our manager. Our senior executives are able to appoint and remove our directors and change the size of our board of directors, are able to determine the outcome of all matters requiring unitholder approval, are able to cause or prevent a change of control of our company and can preclude any unsolicited acquisition of our company. In addition, provisions in our operating agreement make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our Class A unitholders. For example, our operating agreement provides that only our board of directors may call meetings and authorizes the issuance of preferred units in us that could be issued by our board of directors to thwart a takeover attempt. The control of our manager and voting power by our senior executives and these provisions of our operating agreement could delay or prevent a change of control and thereby deprive Class A unitholders of an opportunity to receive a premium for their Class A units as part of a sale of our company and might ultimately affect the market price of our Class A units.
Our senior executives and executive officers hold only a nominal amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a Class A unitholder to successfully challenge a resolution of a conflict of interest by us.
As of February 24, 2015, our senior executives hold approximately 38.0% of the economic interests of the Oaktree Operating Group. Because they hold the vast majority of this economic interest through their ownership in OCGH rather than through their ownership in us, our senior executives may have interests that conflict with those of the holders of Class A units. For example, our senior executives may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the senior executives’ and employees’ tax considerations even where no similar benefit would accrue to us and the Class A unitholders.
Any resolution or course of action taken by our directors or their affiliates with respect to an existing or potential conflict of interest involving OCGH, our directors or their respective affiliates is permitted and deemed approved by the Class A unitholders and does not constitute a breach of our operating agreement or any duty (including any fiduciary duty) if the course of action is (a) approved by the vote of unitholders representing a majority of the total votes that may be cast by disinterested parties, (b) on terms no less favorable to us, our subsidiaries or our unitholders than those generally being provided to or available from unrelated third parties, (c) fair and reasonable to us, taking into account the totality of the relationships among the parties involved, or (d) approved by a majority of our directors who are not employees of us, our subsidiaries or any of our affiliates controlled by our senior executives, who we refer to as our “outside directors.” If our board of directors determines that any resolution or course of action satisfies either (b) or (c) above, then it will be presumed that such determination was made in good faith and a Class A unitholder seeking to challenge our directors’ determination would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.
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
Under our operating agreement, each of our board of directors, our manager and us is entitled to take actions or make decisions in its “sole discretion” or “discretion” or that it deems “necessary or appropriate” or “necessary or advisable.” In those circumstances, each of our board of directors, our manager or us is entitled to consider only such interests and factors as it desires, including our own or our directors’ interests, and neither it nor our board of directors has any duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any Class A unitholders, and neither we nor our board of directors is subject to any different standards imposed by our operating agreement, the Act or under any other law, rule or regulation or in equity, except that we must act in good faith at all times. These modifications of fiduciary duties are expressly permitted by Delaware law. These modifications are detrimental to the Class A unitholders because they restrict the remedies available to Class A unitholders for actions that without those limitations might constitute breaches of duty (including fiduciary duty).
The control of our manager may be transferred to a third party without unitholder consent.
Our manager may transfer its manager interest to a third party in a merger or consolidation, in a transfer of all or substantially all of its assets or otherwise without the consent of our unitholders. Furthermore, our senior executives may sell or transfer all or part of their interests in our manager without the approval of our unitholders. A new manager could have a different investment philosophy or use its control of our board of directors to make changes to our business that materially affect our funds, our results of operations or our financial condition.

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
The declaration and payment of any future distributions is at the sole discretion of our board of directors, and we may at any time modify our approach with respect to the proper metric for determining cash flow available for distribution. Our board of directors will take into account factors it deems relevant, such as, but not limited to, working capital levels, known or anticipated cash needs, business and investment opportunities, general economic and business conditions, our obligations under our debt instruments or other agreements, our compliance with applicable laws, the level and character of taxable income that flows through to our Class A unitholders, the availability and terms of outside financing, the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise, providing for future distributions to our Class A unitholders and growing our capital base. Under the Act, we may not make a distribution to a member if, after the distribution, all our liabilities, other than liabilities to members on account of their limited liability company interests and liabilities for which the recourse of creditors is limited to specific property of the limited liability company, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any member who received a distribution and knew at the time of the distribution that the distribution was in violation of the Act would be liable to us for three years for the amount of the distribution. In addition, the Oaktree Operating Group’s cash flow may be insufficient to enable it to make required minimum tax distributions to holders of its units, in which case the Oaktree Operating Group may have to borrow funds or sell assets and thus our liquidity and financial condition could be materially adversely affected. Our operating agreement contains provisions authorizing the issuance of preferred units in us by our board of directors at any time without unitholder approval.
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
Subject to certain restrictions, including the approval of our board of directors, each OCGH unitholder has the right to exchange his or her vested OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. In the event of an exchange, our Intermediate Holding Companies will deliver, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in exchange for the applicable OCGH unitholder’s OCGH units pursuant to an exchange agreement. These exchanges are expected to result in increases in the tax depreciation and amortization deductions, as well as an increase in the tax basis of other assets, of certain of the Oaktree Operating Group entities that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the tax basis of other assets, may reduce the amount of tax that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of the increased deductions and tax basis increase, and a court could sustain such a challenge.
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
Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the OCGH unitholders will not reimburse Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. for any payments that have been previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made to the OCGH unitholders under the tax receivable agreement in excess of Oaktree Holdings, Inc.’s and Oaktree AIF Holdings, Inc.’s cash tax savings. Their ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income.
In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, Oaktree Holdings, Inc.’s and Oaktree AIF Holdings, Inc.’s (or their successors’) obligations with respect to exchanged units (whether exchanged before or after the change of control) would be based on certain assumptions, including that they would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement.
Risks Relating to United States Taxation
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available and is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of Class A unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Class A unitholders should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the United States Treasury (“UST”), frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our Class A units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our Class A units. For example, the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the incentive income) as ordinary income to such partner for U.S. federal income tax purposes. Please see “—The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.”
Our operating agreement permits our board of directors to modify our operating agreement from time to time, without the consent of our Class A unitholders, to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, the revisions could have a material adverse impact on some or all Class A unitholders. Moreover, we apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to Class A unitholders in a manner that reflects such Class A unitholders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code or UST regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects Class A unitholders.
If we were treated as a corporation for U.S. federal income tax or state tax purposes, then our distributions to our Class A unitholders would be substantially reduced and the value of our Class A units would be adversely affected.
The value of our Class A unitholders’ investment in us depends to a significant extent on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code, and that we not be required to be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause us, in either event, to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to U.S. federal income tax. Moreover, the anticipated after-tax benefit of an investment in our Class A units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on such matters.
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
Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity-level taxation. Please see “—The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.” For example, because of widespread state budget deficits, several states have evaluated ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our Class A unitholders would be reduced.
Our Class A unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Code and we are not required to register as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law (please see “—The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.”), we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, our Class A unitholders will be required to take into account their allocable share of our items of income, gain, loss and deduction. Distributions to our Class A unitholders will generally be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in the Class A unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation will generally report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our Class A units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the Class A unitholder’s tax basis in the Class A units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, our Class A unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within their taxable year, regardless of whether or not our Class A unitholders receive cash distributions from us.
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
In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, we hold a portion of our interest in the Oaktree Operating Group through Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which are treated as corporations for U.S. federal income tax purposes. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. could be liable for significant U.S. federal income taxes and applicable state, local and other taxes (including taxes imposed as a result of audits by taxing authorities of such entities’ tax returns) that would not otherwise be incurred, which could adversely affect the value of our Class A units. Those additional taxes do not apply to the OCGH unitholders to the extent they own equity interests in the Oaktree Operating Group entities through OCGH.
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
The most recent legislative proposals provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through U.S. corporations, our effective income tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.
The Obama administration submitted legislation to Congress that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration’s published revenue proposals for 2014 and prior years contained similar proposals.
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
Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.
The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government and non-government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. Additionally, the Obama administration has announced proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several of these proposals for reform if enacted by the U.S. or by other countries in which we or our affiliates invest or do business could adversely affect our investment returns. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.
Other proposals by members of Congress have contemplated the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The territorial tax system proposals envisage a revenue neutral result and consequently include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us. A variation of this proposal contemplates a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. This proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. Whether and in what form any such proposals will be enacted by the government is unknown, as are the ultimate consequences of the proposed legislation.
Complying with certain tax-related requirements may cause us to invest through foreign or domestic corporations subject to corporate income tax or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.
In order for us to be treated as a partnership for U.S. federal income tax purposes and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the Investment Company Act. In order to effect such treatment, we (or our subsidiaries) may be required to invest through foreign or domestic corporations subject to corporate income tax, forgo attractive investment opportunities or enter into acquisitions, borrowings, financings or other transactions we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow.
 Changes in U.S. and foreign tax law could adversely affect our ability to raise funds from certain investors.
Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions (“FFIs”), are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require these foreign financial institutions to enter into agreements with the IRS to obtain and disclose information about certain investors to the IRS. Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries, such as the United Kingdom, are evaluating and implementing regimes similar to that of FATCA. The enactment of such regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
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
Certain of our funds’ investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be a PFIC or a CFC for U.S. federal income tax purposes. Class A unitholders indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences. For example, a portion of the amount a unitholder realizes on a sale of their Class A units may be recharacterized as ordinary income. In addition, Oaktree Holdings, Ltd. is treated as a CFC for U.S. federal income tax purposes, and, as such, each Class A unitholder that is a U.S. person is required to include in income its allocable share of Oaktree Holdings, Ltd.’s “Subpart F” income reported by us.
Non-U.S. persons face unique U.S. tax issues from owning Class A units that may result in adverse tax consequences to them.
In light of our intended investment activities, we may be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes, which may cause some portion of our income to be treated as effectively connected income (“ECI”) with respect to non-U.S. holders. Moreover, dividends paid by an investment that we make in a real estate investment trust (“REIT”) that are attributable to gains from the sale of U.S. real property interests and sales of certain investments in interests in U.S. real property, including stock of certain U.S. corporations owning significant U.S. real property, may be treated as ECI with respect to non-U.S. holders.
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
We have adopted and may adopt certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our Class A units.
We have adopted and may adopt depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing UST regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our Class A unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of Class A units and could have a negative impact on the value of our Class A units or result in audits of and adjustments to our Class A unitholders’ tax returns.
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
It may require a substantial period of time after the end of our fiscal year to obtain the requisite information from all lower-tier entities to enable us to prepare and deliver Schedule K-1s to IRS Form 1065. Notwithstanding the foregoing, we expect to provide estimates of such tax information (including a Class A unitholder’s allocable share of our income, gain, loss and deduction for our preceding year) by February 28 of the year following each year; however, there is no assurance that the Schedule K-1s, which will be provided after the estimates, will be the same as our estimates. For this reason, holders of Class A units who are U.S. taxpayers may want to file with the IRS (and certain states) a request for an extension past the due date of their income tax returns.
In addition, it is possible that a Class A unitholder will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for a Class A unitholder to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each Class A unitholder.
Tax consequences to the OCGH unitholders may give rise to conflicts of interests.
As a result of an unrealized built-in gain attributable to the value of our assets held by the Oaktree Operating Group entities at the time of the 2007 Private Offering and unrealized built-in gain attributable to OCGH at the time of our initial public offering in April 2012, upon the taxable sale, refinancing or disposition of the assets owned by the Oaktree Operating Group entities, the OCGH unitholders may incur different and significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the OCGH unitholders upon a realization event. As the OCGH unitholders will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets may also influence the timing and amount of payments that are received by an exchanging or selling OCGH unitholder under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the OCGH unitholders pursuant to the tax receivable agreement. Because our senior executives hold their economic interest in our business primarily through OCGH and control both us and our manager (which is entitled to designate all the members of our board of directors), these differing objectives may give rise to conflicts of interest. We will be entitled to resolve these conflicts as described elsewhere in this annual report. Please see “—Risks Relating to Our Organization and Structure—Our senior executives and executive officers hold only a nominal amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a Class A unitholder to successfully challenge a resolution of a conflict of interest by us.”
Due to uncertainty in the proper application of applicable law, we may over-withhold or under-withhold on distributions to Class A unitholders.
For each calendar year, we will report to Class A unitholders and the IRS the amount of distributions we made to Class A unitholders and the amount of U.S. federal income tax (if any) that we withheld on those distributions. The proper application to us of rules for withholding under Section 1441 of the Code (applicable to certain dividends, interest and similar items) is unclear. Because the documentation we receive may not properly reflect the identities of Class A unitholders at any particular time (in light of possible sales of Class A units), we may over-withhold or under-withhold with respect to a particular holder of Class A units. For example, we may impose withholding, remit that amount to the IRS and thus reduce the amount of a distribution paid to a non-U.S. Holder. It may turn out, however, that the corresponding amount of our income was not properly allocable to such holder, and the withholding should have been less than the actual withholding. Such holder would be entitled to a credit against the holder’s U.S. tax liability for all withholding, including any such excess withholding, but if the withholding exceeded the holder’s U.S. tax liability, the holder would have to apply for a refund to obtain the benefit of the excess withholding. Similarly, we may fail to withhold on a distribution, and it may turn out that the corresponding income was properly allocable to a non-U.S. Holder and withholding should have been imposed. In that event, we intend to pay the under-withheld amount to the IRS, and we may treat such under-withholding as an expense that will be borne by all holders of Class A units on a pro rata basis (since we may be unable to allocate any such excess withholding tax cost to the relevant non-U.S. holder).
Certain U.S. holders of common units are subject to additional tax on “net investment income.”
U.S. holders that are individuals, estates or trusts are subject to a Medicare tax of 3.8% on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in our Class A units will be included in a U.S. holder’s “net investment income” subject to this Medicare tax.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Properties
Our principal executive offices are located in leased office space at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. We also lease the space for our offices in New York City, Stamford, Houston, London, Frankfurt, Paris, Beijing, Hong Kong, Shanghai, Seoul, Singapore, Tokyo and Dubai. Certain affiliates of our managed funds lease office space in Amsterdam, Luxembourg and Dublin. We do not own any real property. We consider our facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal actions” in note 13 to our consolidated financial statements included elsewhere in this annual report, which section is incorporated herein by reference.
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
Our Class A units are traded on the NYSE under the symbol “OAK” and began trading on the NYSE on April 12, 2012. The following table sets forth the high and low intra-day sales prices per unit of our Class A units, for the periods indicated, as reported by the NYSE:

	2014		2013
	High	Low	High	Low
First Quarter	$62.30	$56.13	$53.55	$45.17
Second Quarter	58.46	49.13	59.50	48.87
Third Quarter	52.00	47.36	55.91	51.01
Fourth Quarter	52.25	45.30	59.12	52.17
The number of holders of record of our Class A units as of February 24, 2015 was 8. This does not include the number of Class A unitholders that hold units in “street-name” through banks or broker-dealers.
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
We intend to distribute substantially all of the excess of our share of distributable earnings, net of income taxes, as determined by our board of directors after taking into account factors it deems relevant, such as, but not limited to, working capital levels, known or anticipated cash needs, business and investment opportunities, general economic and business conditions, our obligations under our debt instruments or other agreements, our compliance with applicable laws, the level and character of taxable income that flows through to our Class A unitholders, the availability and terms of outside financing, the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise, providing for future distributions to our Class A unitholders, and growing our capital base. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. In addition, we are not permitted to make a distribution under Section 18-607 of the Delaware Limited Liability Company Act if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.
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
Certain transactions involving the exchange of OCGH units, including our 2007 Private Offering, initial public offering, and May 2013 and March 2014 follow-on offerings, increase the tax basis of the tangible and intangible assets of the Oaktree Operating Group.  Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that reductions in future quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement will aggregate $295.1 million through 2035. As shown in the table below, we estimate that an aggregate $16.7 million of that total will reduce fiscal year 2015’s four quarterly distributions to Class A unitholders, which will be funded by adjustments taken in arriving at the cash distribution payable per Class A unit.  Future estimated reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.  These reductions are in addition to reductions for income taxes and other expenses that Oaktree or its Intermediate Holding Companies bear directly.

		Future Estimated Reductions Associated With the Tax Receivable Agreement
Transactions	Fiscal Year 2014 Reductions (1)	Total Future Aggregate Reductions	Fiscal Year 2015 Reductions (1)	Reductions Through Fiscal Year
	($ in millions)
2007 Private Offering	$3.5	$39.5	$3.6	2029
Initial public offering	4.1	74.9	4.2	2033
May 2013 Offering	5.3	103.7	5.2	2034
March 2014 Offering	3.0	77.0	3.7	2035
Total	$15.9	$295.1	$16.7

(1)	This column represents reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement attributable to the applicable fiscal year.
Set forth below are the distributions per Class A unit that were paid on the indicated payment dates to the holders of record as of a date that was two to four business days prior to the payment date.

Payment Date	Applicable to Quarterly Period Ended	Distribution per Unit
February 25, 2015	December 31, 2014	$0.56
November 13, 2014	September 30, 2014	0.62
August 14, 2014	June 30, 2014	0.55
May 15, 2014	March 31, 2014	0.98
Total fiscal year 2014		$2.71

February 27, 2014	December 31, 2013	$1.00
November 15, 2013	September 30, 2013	0.74
August 20, 2013	June 30, 2013	1.51
May 21, 2013	March 31, 2013	1.41
Total fiscal year 2013		$4.66

March 1, 2013	December 31, 2012	$1.05
November 20, 2012	September 30, 2012	0.55
August 21, 2012	June 30, 2012	0.79
May 25, 2012	March 31, 2012	0.55
Total fiscal year 2012		$2.94

Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2014
On November 18, 2014, the Company issued an aggregate of 284,049 Class A units to certain directors and employees, including certain senior executives, in exchange for OCGH units held by them on a one-for-one basis pursuant to the terms of the exchange agreement described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” The issuances of the Class A units were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data
The following sets forth selected historical consolidated financial and other data of Oaktree Capital Group, LLC as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The following data should be read together with “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this annual report.
We derived the selected historical financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 from our audited consolidated financial statements. The audited consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 and the consolidated statements of financial condition as of December 31, 2014 and 2013 are included elsewhere in this annual report. The audited consolidated statements of operations and financial condition for all other periods are not included in this annual report. The selected historical financial data are not necessarily indicative of the expected future operating results of Oaktree.

	As of or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per unit data or as otherwise indicated)
Consolidated Statements of Operations Data:
Total revenues	$193,894	$194,922	$144,983	$155,770	$206,181
Total expenses	(947,477)	(1,107,062)	(790,603)	(1,644,864)	(1,580,651)
Total other income	2,947,671	7,149,104	7,348,895	1,201,537	6,681,658
Income (loss) before income taxes	2,194,088	6,236,964	6,703,275	(287,557)	5,307,188
Income taxes	(18,536)	(26,232)	(30,858)	(21,088)	(26,399)
Net income (loss)	2,175,552	6,210,732	6,672,417	(308,645)	5,280,789
Less:
Net income attributable to non-controlling interests in consolidated funds	(1,649,890)	(5,163,939)	(6,016,342)	(233,573)	(5,493,799)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(399,379)	(824,795)	(548,265)	446,246	163,555
Net income (loss) attributable to OCG	$126,283	$221,998	$107,810	$(95,972)	$(49,455)
Distributions declared per Class A unit	$3.15	$4.71	$2.31	$2.34	$2.17
Net income (loss) per Class A unit	$2.97	$6.35	$3.83	$(4.23)	$(2.18)
Weighted average number of Class A units outstanding	42,582	34,979	28,170	22,677	22,677

	As of or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except as otherwise indicated)
Consolidated Statements of Financial Condition Data:
Total assets	$53,344,062	$45,263,254	$43,869,998	$44,294,156	$47,843,660
Debt obligations	7,156,387	2,876,645	1,106,804	702,260	494,716
Non-controlling redeemable interests in consolidated funds	41,681,155	38,834,831	39,670,831	41,048,607	44,466,116
Segment Statements of Operations: (1)
Management fees	$764,492	$749,901	$747,440	$724,321	$750,031
Incentive income	491,402	1,030,195	461,116	303,963	413,240
Investment income	117,662	258,654	202,392	23,763	149,449
Total segment revenues	1,373,556	2,038,750	1,410,948	1,052,047	1,312,720
Compensation and benefits	(381,544)	(365,306)	(329,741)	(308,115)	(287,067)
Equity-based compensation	(19,705)	(3,828)	(318)	—	—
Incentive income compensation	(231,871)	(436,217)	(222,594)	(179,234)	(159,243)
General and administrative	(122,566)	(117,361)	(102,685)	(94,655)	(81,121)
Depreciation and amortization	(7,249)	(7,119)	(7,397)	(6,583)	(6,481)
Total expenses	(762,935)	(929,831)	(662,735)	(588,587)	(533,912)
Interest expense, net of interest income (2)	(30,190)	(28,621)	(31,730)	(33,867)	(26,173)
Other income (expense), net	(5,301)	409	767	(1,209)	11,243
Adjusted net income	$575,130	$1,080,707	$717,250	$428,384	$763,878

Segment Statements of Financial Condition Data: (1)
Cash and cash-equivalents	$405,290	$390,721	$458,191	$297,230	$348,502
U.S. Treasury and government agency securities	655,529	676,600	370,614	381,697	170,564
Corporate investments	1,515,443	1,197,173	1,115,952	1,159,287	1,108,690
Total assets	3,267,799	2,817,127	2,359,548	2,083,908	1,944,801
Debt obligations	850,000	579,464	615,179	652,143	403,571
Total liabilities	1,549,410	1,126,877	965,655	959,908	708,085
Total unitholders’ capital	1,718,389	1,690,250	1,393,893	1,124,000	1,236,716
Operating Metrics:
Assets under management (in millions):
Assets under management	$90,831	$83,605	$77,051	$74,857	$82,672
Management fee-generating assets under management	78,079	71,950	66,784	66,964	66,175
Incentive-creating assets under management	33,861	32,379	33,989	36,155	39,385
Uncalled capital commitments (3)	10,333	13,169	11,201	11,201	14,270
Accrued incentives (fund level): (4)
Incentives created (fund level)	164,370	1,168,836	911,947	(75,916)	889,721
Incentives created (fund level), net of associated incentive income compensation expense	24,228	549,545	493,005	(14,143)	540,701
Accrued incentives (fund level)	1,949,407	2,276,439	2,137,798	1,686,967	2,066,846
Accrued incentives (fund level), net of associated incentive income compensation expense	999,923	1,235,226	1,282,194	1,027,711	1,166,583

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, adjusted net income excludes the effect of (a) non-cash equity compensation charges related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from equity value units that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies and (f) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the

GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. Adjusted net income is calculated at the Operating Group level. For additional information regarding these reconciling adjustments, as well as reconciliations of segment total assets to consolidated total assets, please see the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report.

(2)	Interest income was $3.6 million, $3.2 million, $2.6 million, $2.3 million and $1.9 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $90.8 billion in AUM as of December 31, 2014. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over nearly three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has nearly doubled over the past decade, to more than 2,000, including 74 of the 100 largest U.S. pension plans, 39 states in the United States, 407 corporations and/or their pension funds, 351 university, charitable and other endowments and foundations, 14 sovereign wealth funds and approximately 300 other non-U.S. institutional investors. As measured by AUM, 42% of our clients are invested in two or three different investment strategies, and 33% are invested in four or more. We serve these clients with 927 employees, including 218 employee-owners, from offices in 17 cities across 12 countries, of which the largest offices are in Los Angeles (headquarters), London, New York City and Hong Kong.
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and certain evergreen funds. Investment income refers to the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in other companies.
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
In 2014, as the world economy continued struggling to recover from the 2008-09 global financial crisis, in many respects the U.S. became known as “the best house on a bad block.” The U.S. economy generally maintained a positive trajectory during 2014, leading the U.S. Federal Reserve to end its multi-year asset purchase program in October. However, the uneven nature of the U.S.’s economic growth, coupled with persistent economic weakness in many other global regions, caused the Federal Reserve to further delay its long-anticipated increase in short-term interest rates. Slowing growth in China contributed to weakness in commodity prices. Supply/demand imbalance caused oil prices to plunge 50%, weakening currencies and economies of oil-exporting nations and roiling industry sectors sensitive to oil prices. Against this backdrop, major equity markets rose in the U.S., while generally falling in Europe and most emerging markets. Credit markets also were mixed. In the U.S., government and investment-grade debt rose in price, while high yield bond prices fell, in part due to that market’s significant exposure to the energy industry. The yield on the 10-year U.S. Treasury note finished the year at 2.2%, after starting 2014 at 3.0%. Emerging markets debt underperformed relative to other asset classes. Credit differentiation assumed particular relevance as a fall in oil and commodity prices and certain geopolitical events drove diverging performance among countries and industries.
The mixed performance of economies and financial markets contributed to an overall gross return of 9.0% across our closed-end funds in 2014, lower than the since-inception gross IRR of 19.6%. Real Estate and European Principal Investing, two of our fastest-growing closed-end fund strategies, had the strongest gross returns in 2014, at 28% and 20%, respectively. Distressed Debt, the strategy that during 2014 had the largest share of both our corporate investments and incentive-creating AUM, had an aggregate gross return of 1% in 2014, as compared with 24% in 2013 and 23% since-inception. The Distressed Debt returns negatively impacted our investment income and incentives created (fund level) for 2014. At the same time, the pockets of economic weakness or financial market turmoil afforded our funds better investing opportunities. Sectors or regions currently offering some of the best investment opportunities include real estate, Europe, energy, shipping and infrastructure. We capitalize on these and other opportunities through our existing funds and strategies, as well as our newer product offerings.
Closed-end funds in our existing strategies we are currently marketing include Mezz IV, Oaktree Principal Fund VI, L.P. (“PF VI”), Oaktree Opportunities Funds X and Xb, L.P. (“Opps X and Xb”), Oaktree Power Opportunities Fund IV, L.P. (“Power Fund IV”) and Oaktree Real Estate Opportunities Fund VII, L.P. (“ROF VII”). New products continue to be key elements of our asset growth. Of the $14.7 billion of gross capital we raised in 2014, $7.6 billion represented investment strategies and products developed over the last four years. These strategies included Strategic Credit, Real Estate Debt, Emerging Markets Opportunities, Emerging Markets Equities, European Private Debt and levered senior loan vehicles, such as Enhanced Income and CLOs.
The three-year period prior to 2014 featured particularly large realizations, and subsequent distributions to investors, by our large crisis-era Distressed Debt fund Opps VIIb and, to a lesser extent, other closed-end funds in their liquidation period. In part due to lower remaining assets in these funds entering 2014, the level of distributions by our closed-end funds fell from $12.0 billion in 2013 to $7.0 billion in 2014, causing a significant decline in incentive income as between the two years. Based on the status of accrued incentives (fund level) as of December 31, 2014, over the near term incentive income is not expected to increase from its 2014 level. Specifically, of the $1.0 billion in net accrued incentives (fund level) as of December 31, 2014, $420.7 million represented Opps VIIb or other funds that as of that date were currently paying incentives, with the remainder arising from funds that, as of December 31, 2014, had not yet reached the stage of their cash distribution waterfall where we are entitled to receive incentive income (other than tax-related incentive distributions).  In contrast, as of December 31, 2013, the equivalent portion of the total $1.2 billion of net accrued incentives (fund level) that was paying incentives was $494.0 million.
Initial Public Offering
On April 12, 2012, Oaktree Capital Group, LLC listed its Class A units on the NYSE. In connection with the listing, Oaktree sold 7,888,864 Class A units and selling unitholders sold 954,159 Class A units. Upon the completion of the initial public offering, we owned approximately 20% of the Oaktree Operating Group, and our senior executives controlled 98% of the total combined voting power of our units entitled to vote. We did not receive any of the proceeds from the sale of Class A units by the selling unitholders, and we used the offering proceeds from our issuance to acquire interests in our business from Oaktree’s senior executives, current and former employees and other investors.
Business Combinations
On August 1, 2014, we completed our acquisition of Highstar for $31.4 million in cash, 100,595 fully-vested OCGH units and contingent consideration of up to $60 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree’s consolidated financial statements, resulted in $50.8 million of goodwill and $28.0 million of intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV, L.P. (“HS IV”). Effective August 1, 2014, we consolidated the financial position and results of operations of the controlled Highstar entities, including HS IV, and accounted for this transaction as a business combination.

Understanding Our Results—Consolidation of Oaktree Funds
GAAP requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds and CLOs in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests (or, in the case of CLOs, no more than 10% of the total par value). Consolidated funds refer to those funds or CLOs in which we hold a general partner interest that gives us substantive control rights over such funds or for which Oaktree is considered the primary beneficiary of a variable interest entity (“VIE”). With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separate accounts, represented 36% of our AUM as of December 31, 2014, and 25% and 14% of our segment management fees and segment revenues, respectively, for the year ended December 31, 2014.
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
When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling interests in consolidated funds in the consolidated financial statements. All of the revenues earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination of those amounts in consolidation has no effect on net income or loss attributable to us.
The elimination of the consolidated funds from our consolidated revenues causes our consolidated revenues to be significantly impacted by fund flows and fluctuations in the market value of our separate accounts because they are not consolidated. Note 17 to our consolidated financial statements included elsewhere in this annual report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
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
Our consolidated revenues reflect the elimination of all management fees, incentive income and investment income earned by us from our consolidated funds. Investment income is presented within the other income (loss) section of our consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” included elsewhere in this annual report for a detailed discussion of the structure of our funds.
Expenses
Compensation and Benefits
Compensation and benefits reflects all compensation-related items not directly related to incentive income, investment income or the vesting of OCGH units and Class A units, including salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, and phantom equity awards, which represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period, if applicable, and changes in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation reflects the non-cash charge associated with grants of Class A units, OCGH units and OCGH equity value units (“EVUs”). While our consolidated financial statements include non-cash compensation expense for units granted both before and after our initial public offering, adjusted net income excludes non-cash equity-based compensation expense for units granted before our initial public offering. In addition, EVUs that are classified as liability awards in the consolidated financial statements are reflected as equity-classified awards in adjusted net income (please see “—Segment and Operating Metrics—Adjusted Net Income” below).  As of December 31, 2014, there was $148.4 million of unrecognized compensation expense that we expect to recognize in our consolidated financial statements over a weighted average remaining vesting period of 4.7 years. As of December 31, 2014, there was $93.5 million of unrecognized compensation expense that we expect to recognize in adjusted net income over a weighted average vesting period of approximately 4.8 years. These amounts are subject to change as a result of future unit grants and possible modifications to award terms or changes in estimated forfeiture rates.
The following table summarizes the estimated amount of equity-based compensation charges to be included in adjusted net income:

Equity-based Compensation Charges included in ANI	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Estimated charge from grants through February 2015	$31.9	$33.1	$29.2	$17.1	$8.6	$15.7	$135.6
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
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, foreign exchange activity, insurance and other general operating items of the Company. These expenses are not borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds. Until April 2012, we operated as a private company. As we have incurred additional expenses associated with being a public company, general and administrative expense has increased as compared with periods before we became a public company. Examples of such expenses include insurance for our directors and officers and costs to comply with SEC reporting requirements, stock exchange listing standards, the Dodd-Frank Act and the Sarbanes-Oxley Act.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, leasehold improvements and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. Acquired intangibles primarily relate to contractual rights and non-controlling interests and are amortized over their estimated useful lives, which range from three to seven years.

Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise related to, our consolidated funds, including, without limitation, travel expenses, professional fees, research and software expenses and other costs associated with administering and supporting those funds. Inasmuch as most of these fund expenses are borne by third-party investors, they reduce the investors’ non-controlling interests in consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense primarily reflects the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries.
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
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments reflects both unrealized gains and losses on investments held by our consolidated funds and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments.
Investment Income
Investment income represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies. Investment income, as reflected in our consolidated statements of operations, excludes investment income earned by us from our consolidated funds because it is eliminated in consolidation.

Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense. In recent years, it has reflected the operating results of properties that were received as part of a 2010 arbitration award from a former senior executive and portfolio manager of the Company’s real estate group who had previously left the Company. Beginning in the third quarter of 2014, this line item also included income related to amounts received for contractually reimbursable costs associated with certain arrangements made in connection with the Highstar acquisition.
Income Taxes
Oaktree is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for federal and state income tax purposes; rather it is taxed as a partnership. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which are two of our five Intermediate Holding Companies and wholly owned subsidiaries, are subject to U.S. federal and state income taxes. The remainder of Oaktree’s income is generally not subject to corporate-level taxation.
Oaktree’s effective tax rate is directly impacted by the proportion of Oaktree’s income subject to tax compared to income not subject to tax. Oaktree’s non-U.S. income or loss before taxes is generally not significant in relation to total pre-tax income or loss, and is generally more predictable because, unlike U.S. pre-tax income, it is not significantly impacted by unrealized gains or losses. Non-U.S. tax expense typically represents a disproportionately large percentage of total income tax expense because nearly all of our non-U.S. income or loss is subject to corporate-level income tax, whereas a substantial portion of our U.S.-based income or loss is not subject to corporate-level taxes. In addition, changes in the proportion of non-U.S. pre-tax income to total pre-tax income impact Oaktree’s effective tax rate to the extent non-U.S. rates differ from the combined U.S. federal and state tax rate.

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

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds, including CLOs. In comparison to net income, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly, the impact of equity-based compensation expense, amortization of acquired intangibles and changes in the contingent consideration liability; and

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by certain related parties and other third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of OCGH units and our issuance, if any, of additional Class A units, as well as repurchases and forfeitures of OCGH units and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 9 to our consolidated financial statements included elsewhere in this annual report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

Segment and Operating Metrics
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our consolidated statements of operations, please see “—Segment Analysis” below and the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG.
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. As described below, these operating metrics include assets under management, management fee-generating assets under management, incentive-creating assets under management, accrued incentives (fund level), incentives created (fund level) and uncalled capital commitments.
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies and (f) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and the inclusion of non-cash equity-based compensation charges related to unit grants made after our initial public offering will likely make our calculation of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures of certain other asset managers.
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

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and reflects the AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital or drawn capital during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds typically pay management fees based on their NAV, and our CLOs pay management fees based on the aggregate par value of collateral assets and principal cash held by them, as defined in the applicable CLO indentures.

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

Accrued Incentives (Fund Level)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as segment incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. The amount of incentives created may fluctuate substantially as a result of changes in the fair value of the underlying investments of the fund, as well as incentives created in excess of our typical 20% share due to catch-up allocations for applicable closed-end funds. Generally speaking, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund’s NAV results in a commensurate amount of positive or negative incentives created (fund level).
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

Consolidated Results of Operations
The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012

	(in thousands)
Consolidated Statements of Operations:
Revenues:
Management fees	$192,055	$192,605	$134,568
Incentive income	1,839	2,317	10,415
Total revenues	193,894	194,922	144,983
Expenses:
Compensation and benefits	(388,512)	(365,696)	(330,018)
Equity-based compensation	(41,395)	(28,441)	(36,342)
Incentive income compensation	(221,194)	(482,551)	(222,594)
Total compensation and benefits expense	(651,101)	(876,688)	(588,954)
General and administrative	(99,835)	(114,404)	(101,417)
Depreciation and amortization	(8,003)	(7,119)	(7,397)
Consolidated fund expenses	(188,538)	(108,851)	(92,835)
Total expenses	(947,477)	(1,107,062)	(790,603)
Other income (loss):
Interest expense	(129,942)	(61,160)	(45,773)
Interest and dividend income	1,902,576	1,806,361	1,966,317
Net realized gain on consolidated funds’ investments	2,131,584	3,503,998	4,560,782
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(993,260)	1,843,469	835,160
Investment income	33,695	56,027	25,382
Other income, net	3,018	409	7,027
Total other income	2,947,671	7,149,104	7,348,895
Income before income taxes	2,194,088	6,236,964	6,703,275
Income taxes	(18,536)	(26,232)	(30,858)
Net income	2,175,552	6,210,732	6,672,417
Less:
Net income attributable to non-controlling interests in consolidated funds	(1,649,890)	(5,163,939)	(6,016,342)
Net income attributable to non-controlling interests in consolidated subsidiaries	(399,379)	(824,795)	(548,265)
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Management Fees
Management fees decreased $0.5 million, or 0.3%, to $192.1 million for the year ended December 31, 2014, from $192.6 million for the year ended December 31, 2013. The decrease primarily reflected $30.2 million in lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds, nearly entirely offset by higher fees earned across our High Yield Bond, Senior Loan, Emerging Markets Equities and Strategic Credit strategies. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling interests in consolidated funds and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income decreased $0.5 million, or 21.7%, to $1.8 million for the year ended December 31, 2014, from $2.3 million for the year ended December 31, 2013, primarily reflecting lower incentive income from a separate account.
Expenses
Compensation and Benefits
Compensation and benefits increased $22.8 million, or 6.2%, to $388.5 million for the year ended December 31, 2014, from $365.7 million for the year ended December 31, 2013, primarily reflecting growth in headcount, including the Highstar acquisition. The current and prior years included a $0.2 million benefit and a $6.5 million expense, respectively, associated with our phantom equity awards, stemming from each period’s equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $13.0 million, or 45.8%, to $41.4 million for the year ended December 31, 2014, from $28.4 million for the year ended December 31, 2013, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $261.4 million, or 54.2%, to $221.2 million for the year ended December 31, 2014, from $482.6 million for the year ended December 31, 2013. After adjusting 2013’s expense for the benefit of the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb, the year-over-year change would have been a decrease of 58.5%. There was no such benefit in 2014. The adjusted decrease was larger than the 52.3% decline in segment incentive income principally as a result of timing differences associated with the recognition of segment incentive income and incentive income compensation expense.
General and Administrative
General and administrative expense decreased $14.6 million, or 12.8%, to $99.8 million for the year ended December 31, 2014, from $114.4 million for the year ended December 31, 2013. Excluding the impact of foreign currency-related items, general and administrative expense increased $14.5 million, or 12.2%, to $133.6 million from $119.1 million, primarily reflecting higher legal and other professional fees, as well as costs associated with corporate growth and the Highstar acquisition, partially offset by lower placement fees.
Consolidated Fund Expenses
Consolidated fund expenses increased $79.6 million, or 73.1%, to $188.5 million for the year ended December 31, 2014, from $108.9 million for the year ended December 31, 2013. The increase reflected higher professional fees and other costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense increased $68.7 million, or 112.3%, to $129.9 million for the year ended December 31, 2014, from $61.2 million for the year ended December 31, 2013, primarily attributable to our consolidated funds.

Interest and Dividend Income
Interest and dividend income increased $96.2 million, or 5.3%, to $1,902.6 million for the year ended December 31, 2014, from $1,806.4 million for the year ended December 31, 2013, primarily attributable to higher income from Real Estate funds.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $1,372.4 million, or 39.2%, to $2,131.6 million for the year ended December 31, 2014, from $3,504.0 million for the year ended December 31, 2013. Of the $2,131.6 million net realized gain in 2014, $945.1 million was attributable to Distressed Debt funds, including $192.3 million from Opps VIIb, $688.5 million to Control Investing funds and $253.6 million to Real Estate funds. Of the $3,504.0 million net realized gain in 2013, $2,012.8 million was attributable to Distressed Debt funds, including $859.8 million from Opps VIIb, $1,136.1 million to Control Investing funds and $205.8 million to Real Estate funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $2,836.8 million, to net depreciation of $993.3 million for the year ended December 31, 2014, from net appreciation of $1,843.5 million for the year ended December 31, 2013. Excluding the $1,372.4 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $4,209.2 million, to $1,138.3 million for the year ended December 31, 2014, from $5,347.5 million for the year ended December 31, 2013. The $1,138.3 million net gain in 2014 reflected gains of $1,044.1 million attributable to Real Estate funds and $683.5 million to Control Investing funds, partially offset by losses of $396.8 million by Distressed Debt funds. The $5,347.5 million net gain in 2013 reflected gains of $3,186.5 million attributable to Distressed Debt funds, including $807.0 million from Opps VIIb, $1,522.7 million to Control Investing funds and $399.1 million to Real Estate funds.
Investment Income
Investment income decreased $22.3 million, or 39.8%, to $33.7 million for the year ended December 31, 2014, from $56.0 million for the year ended December 31, 2013, reflecting lower income of $15.3 million from our investments in companies, $4.5 million from corporate investment activities and $2.5 million from our investments in funds. The $15.3 million of lower income from investments in companies reflected a sizable market-value gain in 2013 on our minority equity investment in China Cinda Asset Management Co., Ltd. (“Cinda”), as compared to a market-value loss in 2014. DoubleLine accounted for investment income of $46.9 million and $31.4 million in 2014 and 2013, respectively, of which performance fees accounted for $10.1 million and $3.4 million, respectively.
Other Income, Net
Other income, net increased $2.6 million, or 650.0%, to $3.0 million for the year ended December 31, 2014, from $0.4 million for the year ended December 31, 2013. The income of $3.0 million in 2014 reflected $8.3 million in amounts received for contractually reimbursable costs associated with the Highstar acquisition and $1.5 million of income related to proceeds received as part of a 2010 arbitration award related to a former senior executive and portfolio manager of the Company’s real estate group who had previously left the Company, partially offset by a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, a $2.1 million loss related to the sale of properties received as part of the 2010 arbitration award, and a $1.5 million loss associated with certain non-operating activities. The 2013 income of $0.4 million reflected the operating results of the properties received as part of the 2010 arbitration award.
Income Taxes
Income taxes decreased $7.7 million, or 29.4%, to $18.5 million for the year ended December 31, 2014, from $26.2 million for the year ended December 31, 2013.  The decrease was primarily attributable to tax benefits recorded in 2014 resulting from the release of tax reserves related to the settlement of an income tax examination and the expiration of statutes of limitations during 2014. The effective tax rates applicable to Class A unitholders for 2014 and 2013, respectively, were 13% and 9%. The effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”

Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $95.7 million, or 43.1%, to $126.3 million for the year ended December 31, 2014, from $222.0 million for the year ended December 31, 2013. The decrease reflected lower segment revenues, partially offset by lower segment expenses and a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $3,514.0 million, to $1,649.9 million for the year ended December 31, 2014, from $5,163.9 million for the year ended December 31, 2013, reflecting lower net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues
Management Fees
Management fees increased $58.0 million, or 43.1%, to $192.6 million for the year ended December 31, 2013, from $134.6 million for the year ended December 31, 2012. The increase reflected $21.0 million in higher fees earned across our High Yield Bond, Convertible Securities, Senior Loan and Strategic Credit strategies, and $37.0 million in greater advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling interests in consolidated funds and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income decreased $8.1 million, or 77.9%, to $2.3 million for the year ended December 31, 2013, from $10.4 million for the year ended December 31, 2012, primarily reflecting lower incentive income from the unconsolidated Power Fund II and a separate account.
Expenses
Compensation and Benefits
Compensation and benefits increased $35.7 million, or 10.8%, to $365.7 million for the year ended December 31, 2013, from $330.0 million for the year ended December 31, 2012, primarily reflecting growth in headcount. The current and prior years included expenses of $6.5 million and $2.3 million, respectively, associated with our phantom equity awards, stemming from each period’s equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense decreased $7.9 million, or 21.8%, to $28.4 million for the year ended December 31, 2013, from $36.3 million for the year ended December 31, 2012, primarily reflecting the final vesting in 2012 of OCGH units held by our senior executives and employees at the time of the 2007 Private Offering.
Incentive Income Compensation
Incentive income compensation expense increased $260.0 million, or 116.8%, to $482.6 million for the year ended December 31, 2013, from $222.6 million for the year ended December 31, 2012. After adjusting 2013’s expense for the benefit of the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb, the year-over-year change would have been an increase of 139.3%. The adjusted increase was larger than the 123.4% increase in segment incentive income principally as a result of timing differences associated with the recognition of segment incentive income and incentive income compensation expense.
General and Administrative
General and administrative expense increased $13.0 million, or 12.8%, to $114.4 million for the year ended December 31, 2013, from $101.4 million for the year ended December 31, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in nonrecurring costs associated with our initial public offering that were incurred in 2012, general and administrative expense increased $21.3 million, or 21.8%, to $119.1 million in

2013 from $97.8 million in 2012. The increase reflected $1.8 million of placement fees incurred in 2013 for ROF VI, as compared with none in 2012, as well as higher professional fees and other costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.
Consolidated Fund Expenses
Consolidated fund expenses increased $16.1 million, or 17.3%, to $108.9 million for the year ended December 31, 2013, from $92.8 million for the year ended December 31, 2012, reflecting costs incurred in 2013 associated with the start of Opps IX, and higher professional fees and other costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense increased $15.4 million, or 33.6%, to $61.2 million for the year ended December 31, 2013, from $45.8 million for the year ended December 31, 2012. The increase was entirely attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income decreased $159.9 million, or 8.1%, to $1,806.4 million for the year ended December 31, 2013, from $1,966.3 million for the year ended December 31, 2012, attributable entirely to our consolidated funds. Among the consolidated funds, large portfolio realizations caused Distressed Debt funds to have an aggregate $379.0 million in lower interest and dividend income, while Control Investing funds and Oaktree Enhanced Income Fund, L.P. (“EIF”) generated higher interest and dividend income of $144.2 million and $73.5 million, respectively.
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
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
The net change in unrealized appreciation on consolidated funds’ investments increased $1,008.3 million, or 120.7%, to $1,843.5 million for the year ended December 31, 2013, from $835.2 million for the year ended December 31, 2012. Excluding the $1,056.8 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments decreased $48.5 million, to $5,347.5 million for the year ended December 31, 2013, from $5,396.0 million for the year ended December 31, 2012. Of the $5,347.5 million net gain in 2013, $3,186.5 million was attributable to Distressed Debt funds, including $807.0 million from Opps VIIb, $1,522.7 million to Control Investing funds and $399.1 million to Real Estate funds. Of the $5,396.0 million net gain in 2012, $3,446.5 million was attributable to Distressed Debt funds, including $1,499.5 million from Opps VIIb, $894.3 million to Control Investing funds, $557.5 million to Real Estate funds and $285.0 million to High Yield Bonds.
Investment Income
Investment income increased $30.6 million, or 120.5%, to $56.0 million for the year ended December 31, 2013, from $25.4 million for the year ended December 31, 2012. The increase was primarily attributable to increases of $25.6 million from our investments in companies and $5.0 million from our investments in funds. The $25.6 million increase attributable to investments in companies reflected $17.1 million of market-value gains on our fourth-quarter 2013 minority equity investment in Cinda and $8.5 million of higher income from DoubleLine, which accounted for investment income of $31.4 million and $22.9 million in 2013 and 2012, respectively, of which performance fees accounted for $3.4 million and $8.0 million, respectively.
Other Income, Net
Other income, net decreased to $0.4 million for the year ended December 31, 2013, from $7.0 million for the year ended December 31, 2012. The $0.4 million in 2013 reflected the operating results of the properties received as part of a 2010 arbitration award related to a former senior executive and portfolio manager of our real estate group who had previously left the Company. The $7.0 million in 2012 included a $6.3 million reduction to the tax receivable agreement liability as a result of a remeasurement of deferred tax assets associated with the 2007 Private Offering. The remaining 2012 income of $0.7 million primarily reflected the net effect of $3.1 million of income attributable to the sale of a real estate property and other proceeds received as part of the 2010 arbitration award, a $0.8 million write-off of unamortized debt issuance costs associated with the refinancing of our credit facility and a $1.7 million write-off of certain receivables related to a former corporate investment.
Income Taxes
Income taxes decreased $4.7 million, or 15.2%, to $26.2 million for the year ended December 31, 2013, from $30.9 million for the year ended December 31, 2012.  This expense declined, despite an increase in pre-tax income attributable to Class A unitholders, as a result of a year-over-year decrease in the effective tax rate related to Class A unitholders and the fact that 2012 included a nonrecurring tax expense of $7.1 million stemming from a remeasurement of deferred tax assets. The effective tax rate related to Class A unitholders for 2013 was 9%. The effective tax rate related to Class A unitholders for 2012 was 15% without the $7.1 million nonrecurring tax expense and 19% with it. The effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $114.2 million, or 105.9%, to $222.0 million for the year ended December 31, 2013, from $107.8 million for the year ended December 31, 2012. The increase reflected higher segment revenues and a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period, partially offset by higher segment expenses.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $852.4 million, to $5,163.9 million for the year ended December 31, 2013, from $6,016.3 million for the year ended December 31, 2012, reflecting both lower interest and dividend income and net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.

Segment Financial Data
The following table presents segment financial data:

	As of or for the Year Ended December 31,
Segment Statements of Operations Data: (1)	2014	2013	2012
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$764,492	$749,901	$747,440
Incentive income	491,402	1,030,195	461,116
Investment income	117,662	258,654	202,392
Total revenues	1,373,556	2,038,750	1,410,948
Expenses:
Compensation and benefits	(381,544)	(365,306)	(329,741)
Equity-based compensation	(19,705)	(3,828)	(318)
Incentive income compensation	(231,871)	(436,217)	(222,594)
General and administrative	(122,566)	(117,361)	(102,685)
Depreciation and amortization	(7,249)	(7,119)	(7,397)
Total expenses	(762,935)	(929,831)	(662,735)
Adjusted net income before interest and other income (expense)	610,621	1,108,919	748,213
Interest expense, net of interest income (2)	(30,190)	(28,621)	(31,730)
Other income (expense), net	(5,301)	409	767
Adjusted net income	$575,130	$1,080,707	$717,250
Adjusted net income-OCG	$137,762	$223,113	$114,395
Adjusted net income per Class A unit	3.24	6.38	4.06
Distributable earnings	608,139	984,266	672,181
Distributable earnings-OCG	145,973	203,595	107,678
Distributable earnings per Class A unit	3.43	5.82	3.82
Fee-related earnings	253,133	260,115	307,617
Fee-related earnings-OCG	61,318	50,122	45,646
Fee-related earnings per Class A unit	1.44	1.43	1.62
Weighted average number of Operating Group units outstanding	152,660	150,971	150,539
Weighted average number of Class A units outstanding	42,582	34,979	28,170
Operating Metrics:
Assets under management (in millions):
Assets under management	$90,831	$83,605	$77,051
Management fee-generating assets under management	78,079	71,950	66,784
Incentive-creating assets under management	33,861	32,379	33,989
Uncalled capital commitments	10,333	13,169	11,201
Accrued incentives (fund level):
Incentives created (fund level)	164,370	1,168,836	911,947
Incentives created (fund level), net of associated incentive income compensation expense	24,228	549,545	493,005
Accrued incentives (fund level)	1,949,407	2,276,439	2,137,798
Accrued incentives (fund level), net of associated incentive income compensation expense	999,923	1,235,226	1,282,194

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies and (f) the adjustment for the OCGH non-controlling interest. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $3.6 million, $3.2 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of December 31,
	2014	2013	2012
Assets Under Management:	(in millions)
Closed-end funds	$48,203	$46,685	$45,700
Open-end funds	37,452	32,868	29,092
Evergreen funds	5,176	4,052	2,259
Total	$90,831	$83,605	$77,051

	Year Ended December 31,
	2014	2013	2012
Change in Assets Under Management:	(in millions)
Beginning balance	$83,605	$77,051	$74,857
Closed-end funds:
New capital commitments/other (1)	4,172	5,496	6,456
Acquisition (Highstar)	2,349	—	—
Distributions for a realization event/other (2)	(6,956)	(12,029)	(12,663)
Uncalled capital commitments at end of investment period	(315)	—	(1,634)
Foreign currency translation	(868)	269	99
Change in market value (3)	2,279	5,837	5,810
Change in applicable leverage	857	1,412	207
Open-end funds:
Contributions	9,123	5,276	4,394
Redemptions	(4,415)	(4,292)	(3,869)
Foreign currency translation	(522)	108	65
Change in market value (3)	398	2,684	3,460
Evergreen funds:
Contributions or new capital commitments	1,447	1,739	140
Redemptions or distributions	(218)	(272)	(548)
Distributions from restructured funds	(55)	(49)	(57)
Foreign currency translation	6	4	1
Change in market value (3)	(56)	371	333
Ending balance	$90,831	$83,605	$77,051

(1)	These amounts represent new capital commitments and the aggregate par value of collateral assets and principal cash associated with our CLOs.

(2)
These amounts represent distributions for a realization event, tax-related distributions, reductions in the par value of collateral assets and principal cash resulting from the repayment of debt by our CLOs and recallable distributions at the end of the investment period.

(3)
The change in market value reflects the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses, and changes in the aggregate par value of collateral assets and principal cash held by our CLOs resulting from other activities.

Management Fee-generating Assets Under Management

	As of December 31,
	2014	2013	2012
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$5,255	$2,425	$714
Other closed-end funds	32,017	33,997	35,036
Open-end funds	37,383	32,830	29,056
Evergreen funds	3,424	2,698	1,978
Total	$78,079	$71,950	$66,784

	Year Ended December 31,
	2014	2013	2012
Change in Management Fee-generating Assets Under Management:	(in millions)
Beginning balance	$71,950	$66,784	$66,964
Closed-end funds:
New capital commitments to funds that pay fees based on committed capital/other (1)	1,667	6,597	486
Acquisition (Highstar)	1,882	—	—
Capital drawn by funds that pay fees based on drawn capital or NAV	959	1,835	968
Change attributable to funds in liquidation (2)	(3,303)	(8,222)	(5,457)
Uncalled capital commitments at end of investment period for funds that pay fees based on committed capital	(169)	(664)	(57)
Distributions by funds that pay fees based on NAV/other (3)	(511)	(325)	(512)
Foreign currency translation	(662)	196	148
Change in market value (4)	29	(1)	125
Change in applicable leverage	958	1,256	182
Open-end funds:
Contributions	9,095	5,276	4,380
Redemptions	(4,418)	(4,292)	(3,869)
Foreign currency translation	(521)	108	65
Change in market value	397	2,682	3,455
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	998	660	140
Redemptions or distributions	(214)	(272)	(548)
Change in market value	(58)	332	314
Ending balance	$78,079	$71,950	$66,784

(1)	These amounts represent new capital commitments to funds that pay fees based on committed capital and the aggregate par value of collateral assets and principal cash associated with our CLOs.

(2)
These amounts represent the change for funds that pay fees based on the lesser of funded capital or cost basis during the liquidation period, and recallable distributions at the end of the investment period. For most closed-end funds, management fees are charged during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund, with the cost basis of assets generally calculated by excluding cash balances. Thus, changes in fee basis during the liquidation period are not dependent on distributions made from the fund; rather, they are tied to the cost basis of the fund’s investments, which generally declines as the fund sells assets.

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

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees and co-investments that pay no management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of December 31,
	2014	2013	2012
	(in millions)
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:
Assets under management	$90,831	$83,605	$77,051
Difference between assets under management and committed capital or cost basis for applicable closed-end funds (1)	(5,521)	(6,311)	(3,164)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(320)	(693)	(5,016)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(4,528)	(2,625)	(584)
Oaktree’s general partner investments in management fee-generating funds	(1,231)	(1,371)	(1,041)
Closed-end funds that are no longer paying management fees and co-investments that pay no management fees	(924)	(461)	(231)
Funds for which management fees were permanently waived	(228)	(194)	(231)
Management fee-generating assets under management	$78,079	$71,950	$66,784

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below, and reflect the applicable contractual fee rates, exclusive of the impact of special items such as retroactive management fees and the collection of deferred contingent management fees.

	As of December 31,
	2014	2013	2012
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.54	1.55	1.53
Open-end funds	0.47	0.47	0.49
Evergreen funds	1.53	1.63	1.82
Overall	0.96	1.02	1.07

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of December 31, 2014, 2013 and 2012, the portion of incentive-creating AUM generating incentives at the fund level was $24.3 billion (or 71.7%), $29.6 billion (91.4%), and $25.6 billion (75.3%), respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of December 31,
	2014	2013	2012
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$31,743	$30,362	$32,058
Evergreen funds	2,118	2,017	1,931
Total	$33,861	$32,379	$33,989
Year Ended December 31, 2014
AUM increased $7.2 billion, or 8.6%, to $90.8 billion as of December 31, 2014, from $83.6 billion as of December 31, 2013. The increase reflected $6.5 billion of capital inflows and fee-generating leverage for closed-end and evergreen funds, $4.7 billion of net inflows to open-end funds, $2.6 billion of market-value gains and $2.3 billion from the Highstar acquisition, partially offset by $7.0 billion of distributions to closed-end fund investors and a $1.4 billion negative net impact from foreign currency translation. The $6.5 billion of capital inflows and fee-generating leverage for closed-end and evergreen funds included $1.9 billion for CLOs, $1.5 billion for Oaktree Enhanced Income Fund II, L.P. (“EIF II”), $1.0 billion for Real Estate Debt, $0.7 billion for Strategic Credit, $0.5 billion for Mezz IV, $0.3 billion for PF VI and $0.3 billion for Value Equities. Of the $7.0 billion of distributions to closed-end fund investors, $3.2 billion and $2.0 billion were attributable to Distressed Debt and Principal Investing funds, respectively. Net inflows to open-end funds included gross capital raised of $3.8 billion for High Yield Bonds, $3.1 billion for Emerging Markets Equities, $1.2 billion for Senior Loans and $1.0 billion for Convertible Securities.
Management fee-generating AUM increased $6.1 billion, or 8.5%, to $78.1 billion as of December 31, 2014, from $72.0 billion as of December 31, 2013, reflecting $4.7 billion from net inflows to open-end funds, $2.9 billion from fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, $1.9 billion from the Highstar acquisition and $1.7 billion in new capital commitments, partially offset by $3.3 billion attributable to closed-end funds in liquidation, a $1.2 billion negative net impact from foreign currency translation and $0.5 billion of distributions by funds that pay fees based on NAV.
Incentive-creating AUM increased $1.5 billion, or 4.6%, to $33.9 billion as of December 31, 2014, from $32.4 billion as of December 31, 2013. The increase reflected the net effect of $5.8 billion in drawdowns by closed-end funds, $2.3 billion in market-value gains, $1.0 billion from the Highstar acquisition, $6.8 billion in distributions by closed-end funds and a $0.7 billion negative net impact from foreign currency translation.
Year Ended December 31, 2013
AUM increased $6.5 billion, or 8.4%, to $83.6 billion as of December 31, 2013, from $77.1 billion as of December 31, 2012. The increase reflected $8.9 billion of market-value gains, $8.5 billion of aggregate capital inflows and fee-generating leverage for closed-end and evergreen funds, and $1.0 billion of net inflows to open-end funds, partially offset by $12.0 billion of distributions to closed-end fund investors. Capital inflows and fee-generating leverage included $2.4 billion for ROF VI, $1.7 billion for EIF, $1.4 billion for Strategic Credit, $0.9 billion for European Private Debt and $0.8 billion for Emerging Markets Opportunities. The $12.0 billion of distributions to closed-end fund investors included $3.2 billion by Opps VIIb, $3.8 billion by other Distressed Debt funds, $3.4 billion by Principal Investing funds and $1.2 billion by Real Estate funds.
Management fee-generating AUM increased $5.2 billion, or 7.8%, to $72.0 billion as of December 31, 2013, from $66.8 billion as of December 31, 2012, reflecting $6.6 billion from the start of Opps IX’s investment period on January 1, 2014 and new capital commitments to ROF VI, $3.8 billion from fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds that pay fees based on drawn capital or NAV, $3.0 billion from market-value gains in funds for which management fees are based on NAV, and $1.0 billion from net inflows to open-end funds. Partially offsetting those increases was an $8.2 billion decline from asset sales by closed-end funds in liquidation, of which Opps VIIb accounted for $2.8 billion.

Incentive-creating AUM decreased $1.6 billion, or 4.7%, to $32.4 billion as of December 31, 2013, from $34.0 billion as of December 31, 2012. The decrease resulted from the net effect of $12.1 billion in distributions by closed-end funds, $5.9 billion in market-value gains, and $4.7 billion in drawdowns by closed-end funds.
Year Ended December 31, 2012
AUM increased $2.2 billion, or 2.9%, to $77.1 billion as of December 31, 2012, from $74.9 billion as of December 31, 2011. The increase was primarily attributable to $9.6 billion of market-value gains, $6.5 billion of new capital commitments, including $5.0 billion for Opps IX, and $0.5 billion of net inflows to open-end funds, partially offset by $12.7 billion of distributions to closed-end fund investors and $1.6 billion in aggregate uncalled capital commitments across closed-end funds reaching the end of their investment periods. The $12.7 billion of aggregate distributions included $5.7 billion by Opps VIIb. The $1.6 billion in uncalled capital commitments included $1.2 billion by PPIP.
Management fee-generating AUM decreased $0.2 billion, or 0.3%, to $66.8 billion as of December 31, 2012, from $67.0 billion as of December 31, 2011. The decrease reflected a $5.5 billion decline attributable to asset sales by closed-end funds in liquidation, largely offset by $3.9 billion in market-value gains in funds for which management fees are based on NAV and an aggregate $1.0 billion from closings for Oaktree Real Estate Opportunities Fund V, L.P. (“ROF V”) and ROF VI, and drawdowns by PPIP and EIF, including leverage. Opps VIIb accounted for $2.6 billion of the $5.5 billion decline from asset sales by closed-end funds in liquidation.
Incentive-creating AUM decreased $2.2 billion, or 6.1%, to $34.0 billion as of December 31, 2012, from $36.2 billion as of December 31, 2011. The decrease reflected $12.1 billion in distributions by closed-end funds, partially offset by $5.4 billion in market-value gains and $4.5 billion in drawdowns by closed-end funds. Opps VIIb represented $5.5 billion of the $12.1 billion in distributions.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level) are set forth below.

	As of or for the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$2,276,439	$2,137,798	$1,686,967
Incentives created (fund level):
Closed-end funds	163,194	1,114,088	869,557
Evergreen funds	1,176	54,748	42,390
Total incentives created (fund level)	164,370	1,168,836	911,947
Less: segment incentive income recognized by us	(491,402)	(1,030,195)	(461,116)
Ending balance	$1,949,407	$2,276,439	$2,137,798
Accrued incentives (fund level), net of associated incentive income compensation expense	$999,923	$1,235,226	$1,282,194
As of December 31, 2014, 2013 and 2012, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $420.7 million, $494.0 million and $798.6 million, respectively, with the remainder arising from funds that as of that date had not yet reached the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2014, $745.5 million, or 75%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 45% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.

Year Ended December 31, 2014
Incentives created (fund level) was $164.4 million for the year ended December 31, 2014, reflecting the period’s investment returns. The $164.4 million of incentives created (fund level) reflected $201.9 million from Real Estate funds, $146.2 million from Control Investing funds, and negative $190.8 million from Distressed Debt funds. The $164.4 million of incentives created (fund level) was the net result of $494.9 million from funds that generated positive incentives and $330.5 million from funds that created negative incentives, with a significant portion of the latter being in excess of our typical 20% share due to catch-up allocations for certain closed-end funds. Generally speaking, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund’s NAV results in a commensurate amount of positive or negative incentives created (fund level).
Year Ended December 31, 2013
Incentives created (fund level) amounted to $1.2 billion for the year ended December 31, 2013, reflecting both the 91.3% share of our incentive-creating AUM that was creating incentives as of December 31, 2013 and the period’s investment returns. The $1.2 billion of incentives created (fund level) included $733.0 million from Distressed Debt funds, of which the largest was Opps VIII at $196.5 million, and $318.6 million from Control Investing funds. The $1.2 billion of incentives created (fund level) was the net result of $1.2 billion from funds that generated positive incentives and $3.5 million from funds that created negative incentives. The impact of the catch-up layer was not significant for 2013.
Year Ended December 31, 2012
Incentives created (fund level) amounted to $911.9 million for the year ended December 31, 2012, reflecting both the 75.3% share of our incentive-creating AUM that was creating incentives as of December 31, 2012 and the period’s investment returns. The $911.9 million of incentives created (fund level) reflected $351.1 million from Opps VIIb, $374.6 million from other closed-end Distressed Debt funds and $117.8 million from Real Estate funds. The $911.9 million of incentives created (fund level) was the net result of $942.7 million from funds that generated positive incentives and $30.8 million from funds that created negative incentives. The impact of the catch-up layer was not significant for 2012.
Uncalled Capital Commitments
As of December 31, 2014 and 2013, uncalled capital commitments were $10.3 billion and $13.2 billion, respectively. Capital drawn by closed-end funds during the years ended December 31, 2014 and 2013 aggregated $8.8 billion and $6.1 billion, respectively.

Segment Analysis
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. For a detailed reconciliation of the segment results of operations to our consolidated statements of operations, please see “—Distributable Earnings” and “—Fee-related Earnings” below and the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report. The data most important to our chief operating decision maker in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG.
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per unit data)
Revenues:
Management fees	$764,492	$749,901	$747,440
Incentive income	491,402	1,030,195	461,116
Investment income	117,662	258,654	202,392
Total revenues	1,373,556	2,038,750	1,410,948
Expenses:
Compensation and benefits	(381,544)	(365,306)	(329,741)
Equity-based compensation	(19,705)	(3,828)	(318)
Incentive income compensation	(231,871)	(436,217)	(222,594)
General and administrative	(122,566)	(117,361)	(102,685)
Depreciation and amortization	(7,249)	(7,119)	(7,397)
Total expenses	(762,935)	(929,831)	(662,735)
Adjusted net income before interest and other income (expense)	610,621	1,108,919	748,213
Interest expense, net of interest income	(30,190)	(28,621)	(31,730)
Other income (expense), net	(5,301)	409	767
Adjusted net income	575,130	1,080,707	717,250
Adjusted net income attributable to OCGH non-controlling interest	(417,259)	(834,966)	(582,746)
Non-Operating Group other income	—	—	6,260	(1)
Non-Operating Group expenses	(1,645)	(1,195)	(553)
Adjusted net income-OCG before income taxes	156,226	244,546	140,211
Income taxes-OCG	(18,464)	(21,433)	(25,816)	(1)
Adjusted net income-OCG	$137,762	$223,113	$114,395
Adjusted net income per Class A unit	$3.24	$6.38	$4.06
Weighted average number of Class A units outstanding	42,582	34,979	28,170

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

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per unit data)
Revenues:
Management fees	$764,492	$749,901	$747,440
Incentive income	491,402	1,030,195	461,116
Receipts of investment income from funds (1)	81,438	128,896	129,621
Receipts of investment income from companies	49,546	35,664	33,838
Total distributable earnings revenues	1,386,878	1,944,656	1,372,015
Expenses:
Compensation and benefits	(381,544)	(365,306)	(330,059)
Incentive income compensation	(231,871)	(436,217)	(222,594)
General and administrative	(122,566)	(117,361)	(102,685)
Depreciation and amortization	(7,249)	(7,119)	(7,397)
Total expenses	(743,230)	(926,003)	(662,735)
Other income (expense):
Interest expense, net of interest income	(30,190)	(28,621)	(31,730)
Operating Group income taxes	(18)	(6,175)	(6,136)
Other income (expense), net	(5,301)	409	767
Distributable earnings	608,139	984,266	672,181
Distributable earnings attributable to OCGH non-controlling interest	(440,530)	(761,370)	(544,957)
Non-Operating Group expenses	(1,645)	(1,195)	(553)
Distributable earnings-OCG income taxes	(4,138)	(7,684)	(12,185)
Tax receivable agreement	(15,853)	(10,422)	(6,808)
Distributable earnings-OCG	$145,973	$203,595	$107,678
Distributable earnings per Class A unit	$3.43	$5.82	$3.82
Weighted average number of Class A units outstanding	42,582	34,979	28,170

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Distributable earnings declined $376.2 million, or 38.2%, to $608.1 million for the year ended December 31, 2014, from $984.3 million for the year ended December 31, 2013, reflecting decreases of $334.4 million in net incentive income, $33.6 million in investment income proceeds and $7.0 million in fee-related earnings. For 2014, investment income proceeds totaled $131.0 million, including $81.4 million from fund distributions and $46.7 million from DoubleLine, as compared with total investment income proceeds in 2013 of $164.6 million, of which $128.9 million and $35.7 million was attributable to fund distributions and DoubleLine, respectively.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Distributable earnings increased $312.1 million, or 46.4%, to $984.3 million for the year ended December 31, 2013, from $672.2 million for the year ended December 31, 2012, on $355.5 million of higher net incentive income, partially offset by a $47.5 million decline in fee-related earnings. For 2013, investment income proceeds totaled $164.6 million, including $128.9 million from fund distributions and $35.7 million from DoubleLine, as compared with total investment income proceeds in 2012 of $163.5 million, of which $129.6 million and $33.8 million was attributable to fund distributions and DoubleLine, respectively.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Distributable earnings	$608,139	$984,266	$672,181
Investment income (1)	117,662	258,654	202,392
Receipts of investment income from funds (2)	(81,438)	(128,896)	(129,621)
Receipts of investment income from companies	(49,546)	(35,664)	(33,838)
Equity-based compensation (3)	(19,705)	(3,828)	—
Operating Group income taxes	18	6,175	6,136
Adjusted net income	575,130	1,080,707	717,250
Incentive income (4)	(28,813)	64,460	—
Incentive income compensation (4)	10,677	(46,334)	—
Equity-based compensation (5)	(21,690)	(24,613)	(36,024)
Acquisition-related items (6)	(2,442)	—	—
Income taxes (7)	(18,536)	(26,232)	(30,858)
Non-Operating Group other income (8)	—	—	6,260
Non-Operating Group expenses (8)	(1,645)	(1,195)	(553)
OCGH non-controlling interest (8)	(386,398)	(824,795)	(548,265)
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810

(1)
This adjustment adds back our segment investment income, which with respect to investment in funds is initially largely non-cash in nature and is thus not available to fund our operations or make equity distributions.

(2)
This adjustment eliminates the portion of distributions received from funds characterized as receipts of investment income or loss. In general, the income or loss component of a distribution from a fund is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends.

(3)
This adjustment adds back the effect of equity-based compensation charges related to unit grants made after our initial public offering, which is excluded from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for 2012.

(5)
This adjustment adds back the effect of (a) equity-based compensation charges related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund operations or make equity distributions, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

(6)	This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability.

(7)	Because adjusted net income and distributable earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(8)
Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Distributable earnings-OCG (1)	$145,973	$203,595	$107,678
Investment income attributable to OCG	32,399	60,000	37,293
Receipts of investment income from funds attributable to OCG	(22,674)	(29,141)	(25,215)
Receipts of investment income from companies attributable to OCG	(13,892)	(8,486)	(5,891)
Equity-based compensation attributable to OCG (2)	(5,517)	(904)	—
Distributable earnings-OCG income taxes	4,138	7,684	12,185
Tax receivable agreement	15,853	10,422	6,808
Non-Operating Group other income	—	—	6,260
Income taxes of Intermediate Holding Companies	(18,518)	(20,057)	(24,723)
Adjusted net income-OCG (1)	137,762	223,113	114,395
Incentive income attributable to OCG (3)	(6,641)	16,361	—
Incentive income compensation attributable to OCG (3)	1,913	(11,761)	—
Equity-based compensation attributable to OCG (4)	(6,053)	(5,715)	(6,585)
Acquisition-related items attributable to OCG (5)	(698)	—	—
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810

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

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for 2012.

(4)
This adjustment adds back the effect of (a) equity-based compensation charges attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

(5)	This adjustment adds back acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability attributable to OCG.

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$538,463	$559,426	$580,636
Open-end funds	173,018	146,557	128,821
Evergreen funds	53,011	43,918	37,983
Total management fees	764,492	749,901	747,440
Expenses:
Compensation and benefits	(381,544)	(365,306)	(329,741)
General and administrative	(122,566)	(117,361)	(102,685)
Depreciation and amortization	(7,249)	(7,119)	(7,397)
Total expenses	(511,359)	(489,786)	(439,823)
Fee-related earnings	253,133	260,115	307,617
Fee-related earnings attributable to OCGH non-controlling interest	(182,414)	(199,758)	(250,273)
Non-Operating Group other income	—	—	6,260	(1)
Non-Operating Group expenses	(1,647)	(1,196)	(551)
Fee-related earnings-OCG before income taxes	69,072	59,161	63,053
Fee-related earnings-OCG income taxes	(7,754)	(9,039)	(17,407)	(1)
Fee-related earnings-OCG	$61,318	$50,122	$45,646
Fee-related earnings per Class A unit	$1.44	$1.43	$1.62
Weighted average number of Class A units outstanding	42,582	34,979	28,170

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

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Fee-related earnings (1)	$253,133	$260,115	$307,617
Incentive income	491,402	1,030,195	461,116
Incentive income compensation	(231,871)	(436,217)	(222,594)
Investment income	117,662	258,654	202,392
Equity-based compensation (2)	(19,705)	(3,828)	(318)
Interest expense, net of interest income	(30,190)	(28,621)	(31,730)
Other income (expense), net	(5,301)	409	767
Adjusted net income	575,130	1,080,707	717,250
Incentive income (3)	(28,813)	64,460	—
Incentive income compensation (3)	10,677	(46,334)	—
Equity-based compensation (4)	(21,690)	(24,613)	(36,024)
Acquisition-related items (5)	(2,442)	—	—
Income taxes (6)	(18,536)	(26,232)	(30,858)
Non-Operating Group other income (7)	—	—	6,260
Non-Operating Group expenses (7)	(1,645)	(1,195)	(553)
OCGH non-controlling interest (7)	(386,398)	(824,795)	(548,265)
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810

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

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences for 2012.

(4)
This adjustment adds back the effect of (a) equity-based compensation charges related to unit grants made before our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

(5)	This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability.

(6)	Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(7)
Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Fee-related earnings-OCG (1)	$61,318	$50,122	$45,646
Incentive income attributable to OCG	132,901	231,971	88,809
Incentive income compensation attributable to OCG	(62,719)	(99,168)	(43,001)
Investment income attributable to OCG	32,399	60,000	37,293
Equity-based compensation attributable to OCG (2)	(5,517)	(904)	(59)
Interest expense, net of interest income attributable to OCG	(8,439)	(6,610)	(5,924)
Other income (expense) attributable to OCG	(1,471)	96	40
Non-fee-related earnings income taxes attributable to OCG (3)	(10,710)	(12,394)	(8,409)
Adjusted net income-OCG (1)	137,762	223,113	114,395
Incentive income attributable to OCG (4)	(6,641)	16,361	—
Incentive income compensation attributable to OCG (4)	1,913	(11,761)	—
Equity-based compensation attributable to OCG (5)	(6,053)	(5,715)	(6,585)
Acquisition-related items attributable to OCG (6)	(698)	—	—
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810

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

(3)
This adjustment adds back income taxes associated with segment incentive income, incentive income compensation expense or investment income or loss, which are not included in the calculation of fee-related earnings-OCG.

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG. There were no adjustments attributable to timing differences for 2012.

(5)
This adjustment adds back the effect of (a) equity-based compensation charges attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

(6)	This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability attributable to OCG.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Management Fees:
Closed-end funds	$538,463	$559,426
Open-end funds	173,018	146,557
Evergreen funds	53,011	43,918
Total	$764,492	$749,901

Management fees increased $14.6 million, or 1.9%, to $764.5 million for the year ended December 31, 2014, from $749.9 million for the year ended December 31, 2013, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $20.9 million, or 3.7%, to $538.5 million for the year ended December 31, 2014, from $559.4 million for the year ended December 31, 2013. The decrease was primarily the result of the prior-year period’s extra $15.6 million in deferred fees from Oaktree Mezzanine Fund III, L.P. (“Mezz III”) that were contingent on the fund achieving certain cash-flow levels and $9.5 million in retroactive management fees from ROF VI. Excluding the extra management fees from Mezz III and ROF VI, management fees increased $4.2 million, or 0.8%, from the prior-year period, reflecting the start of Opps IX’s investment period on January 1, 2014 and the Highstar acquisition, less the impact of closed-end fund distributions.

•
Open-end funds.    Management fees attributable to open-end funds increased $26.4 million, or 18.0%, to $173.0 million for the year ended December 31, 2014, from $146.6 million for the year ended December 31, 2013. The increase reflected higher management fees in our High Yield Bond, Emerging Markets Equities and Senior Loan strategies. The increase from High Yield Bonds reflected $0.5 million in higher performance-based fees. Those increases were partially offset by $4.7 million in lower performance-based fees in our Convertible Securities strategies.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $9.1 million, or 20.7%, to $53.0 million for the year ended December 31, 2014, from $43.9 million for the year ended December 31, 2013, primarily reflecting drawdowns of capital commitments by Strategic Credit and Emerging Markets Opportunities, as well as market-value gains in VOF, partially offset by $3.8 million in lower performance-based fees from Strategic Credit. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.53% as of December 31, 2014, from 1.63% as of December 31, 2013, largely as a result of Strategic Credit, for which the average management fee rate is lower than 1.63%.

Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Incentive Income:
Closed-end funds	$490,081	$972,199
Evergreen funds	1,321	57,996
Total	$491,402	$1,030,195
Incentive income decreased $538.8 million, or 52.3%, to $491.4 million for the year ended December 31, 2014, from $1.0 billion for the year ended December 31, 2013. The decline was primarily attributable to lower incentive distributions, partially offset by higher tax-related incentive distributions with respect to taxable income generated by closed-end funds. The current year included incentive distributions of $201.8 million from Opps VIIb and $219.7 million of tax-related incentive distributions.  The prior year included incentive distributions of $662.3 million from Opps VIIb and $122.7 million of tax-related incentive distributions
Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Corporate Debt	$15,767	$19,928
Convertible Securities	143	163
Distressed Debt	(894)	91,793
Control Investing	26,369	48,003
Real Estate	32,347	14,199
Listed Equities	8,466	36,615
Non-Oaktree funds	2,479	(369)
Income from investments in companies	32,985	48,322
Total investment income	$117,662	$258,654
Investment income decreased $141.0 million, or 54.5%, to $117.7 million for the year ended December 31, 2014, from $258.7 million for the year ended December 31, 2013, primarily as a result of market-value changes in Oaktree funds. Investments in companies accounted for $15.3 million of the overall decline, principally reflecting a sizable market-value gain in 2013 on our investment in Cinda, as compared to a market-value loss in 2014. Our one-fifth ownership stake in DoubleLine accounted for investment income of $46.9 million and $31.4 million in 2014 and 2013, respectively, of which performance fees accounted for $10.1 million and $3.4 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $16.2 million, or 4.4%, to $381.5 million for the year ended December 31, 2014, from $365.3 million for the year ended December 31, 2013, primarily reflecting growth in headcount, including the Highstar acquisition. The current and prior years included a $0.2 million benefit and a $6.5 million expense, respectively, associated with our phantom equity awards, stemming from each period’s equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation increased $15.9 million, to $19.7 million for the year ended December 31, 2014, from $3.8 million for the year ended December 31, 2013, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $204.3 million, or 46.8%, to $231.9 million for the year ended December 31, 2014, from $436.2 million for the year ended December 31, 2013. The percentage decrease was slightly smaller than the corresponding decline of 52.3% in incentive income, primarily due to the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb, which caused incentive income compensation expense in 2013 to be $50.1 million lower than it otherwise would have been. There was no such benefit in 2014.
General and Administrative
General and administrative expense increased $5.2 million, or 4.4%, to $122.6 million for the year ended December 31, 2014, from $117.4 million for the year ended December 31, 2013. Excluding the impact of foreign currency-related items, general and administrative expense increased $10.5 million, or 8.9%, to $128.8 million from

$118.3 million, primarily reflecting higher legal and other professional fees, as well as costs associated with corporate growth and the Highstar acquisition, partially offset by lower placement fees.
Interest Expense, Net
Interest expense, net, increased $1.6 million, or 5.6%, to $30.2 million for the year ended December 31, 2014, from $28.6 million for the year ended December 31, 2013, primarily reflecting higher interest expense as a result of the issuance of our new senior notes in September 2014.
Other Income (Expense), Net
Other income (expense), net was an expense of $5.3 million for the year ended December 31, 2014 and income of $0.4 million for the year ended December 31, 2013. The expense of $5.3 million in 2014 reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our five-year corporate credit facility, a $2.1 million loss related to the sale of properties received as part of a 2010 arbitration award related to a former senior executive and portfolio manager of the Company’s real estate group who had previously left the Company, and a $1.5 million loss associated with certain non-operating activities, partially offset by $1.5 million of income related to proceeds received as part of the 2010 arbitration award. The 2013 income of $0.4 million reflected the operating results of the properties received as part of the 2010 arbitration award.
Adjusted Net Income
Adjusted net income decreased $505.6 million, or 46.8%, to $575.1 million for the year ended December 31, 2014, from $1.1 billion for the year ended December 31, 2013, reflecting decreases of $334.4 million in net incentive income, $141.0 million in investment income and $7.0 million in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $2.9 million, or 13.6%, to $18.5 million for the year ended December 31, 2014, from $21.4 million for the year ended December 31, 2013.  The decrease was primarily attributable to tax benefits recorded in 2014 resulting from the release of tax reserves related to the settlement of an income tax examination and the expiration of statutes of limitations during 2014, as well as lower state and foreign income tax expense in 2014 as compared to 2013. The effective tax rates applicable to adjusted net income-OCG before income taxes for 2014 and 2013 were 12% and 9%, respectively. The effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

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

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $21.2 million, or 3.7%, to $559.4 million for the year ended December 31, 2013, from $580.6 million for the year ended December 31, 2012. The decrease primarily reflected a $107.2 million decline from closed-end funds in liquidation, partially offset by an aggregate increase of $87.7 million in management fees from new capital commitments to ROF VI, closed-end funds for which management fees are based on drawn capital or NAV, and deferred fees from Mezz III.

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

•
Evergreen funds.    Management fees attributable to evergreen funds increased $5.9 million, or 15.5%, to $43.9 million for the year ended December 31, 2013, from $38.0 million for the year ended December 31, 2012, principally reflecting drawdowns and $3.8 million in performance-based fees from Strategic Credit. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.63% as of December 31, 2013, from 1.82% as of December 31, 2012, largely as a result of Strategic Credit, for which the average management fee rate is lower than 1.82%.

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

Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2013	2012
	(in thousands)
Income (loss) from investments in funds:
Oaktree funds:
Corporate Debt	$19,928	$14,670
Convertible Securities	163	141
Distressed Debt	91,793	106,810
Control Investing	48,003	28,322
Real Estate	14,199	19,927
Listed Equities	36,615	8,307
Non-Oaktree funds	(369)	1,526
Income from investments in companies	48,322	22,689
Total investment income	$258,654	$202,392
Investment income increased $56.3 million, or 27.8%, to $258.7 million for the year ended December 31, 2013, from $202.4 million for the year ended December 31, 2012, reflecting $32.5 million of market-value gains in Oaktree funds and a $23.8 million increase from our investments in companies. The $23.8 million increase in investments in companies primarily reflected $17.1 million of market-value gains on our fourth-quarter 2013 minority equity investment in Cinda and $8.5 million of higher income from DoubleLine. DoubleLine accounted for investment income of $31.4 million and $22.9 million in 2013 and 2012, respectively, of which performance fees accounted for $3.4 million and $8.0 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $35.6 million, or 10.8%, to $365.3 million for the year ended December 31, 2013, from $329.7 million for the year ended December 31, 2012, primarily reflecting growth in headcount. The current and prior years included expenses of $6.5 million and $2.3 million, respectively, associated with our phantom equity awards, stemming from each period’s equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation increased to $3.8 million for the year ended December 31, 2013, from $0.3 million for the year ended December 31, 2012, reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense increased $213.6 million, or 96.0%, to $436.2 million for the year ended December 31, 2013, from $222.6 million for the year ended December 31, 2012. The percentage increase was smaller than the corresponding increase of 123.4% in incentive income, primarily due to the 2011 acquisition of a small portion of certain investment professionals’ carried interest in Opps VIIb, which caused incentive income compensation expense in 2013 to be $50.1 million lower than it otherwise would have been. There was no such benefit in 2012.
General and Administrative
General and administrative expense increased $14.7 million, or 14.3%, to $117.4 million for the year ended December 31, 2013, from $102.7 million for the year ended December 31, 2012. Excluding the impact of foreign currency-related items, as well as $2.1 million in nonrecurring costs associated with our initial public offering that were incurred in 2012, general and administrative expense increased $20.8 million, or 21.3%, to $118.3 million in 2013 from $97.5 million in 2012. The increase reflected $1.8 million of placement fees incurred in 2013 for ROF VI, as compared with none in 2012, as well as higher professional fees and other costs associated with corporate growth, enhancements to our operational infrastructure and being a public company.

Interest Expense, Net
Interest expense, net, decreased $3.1 million, or 9.8%, to $28.6 million for the year ended December 31, 2013, from $31.7 million for the year ended December 31, 2012, reflecting scheduled repayments of certain long-term debt and a lower weighted-average interest rate on outstanding borrowings resulting from both Oaktree’s improved credit rating and refinancing of our credit facility in the fourth quarter of 2012.
Other Income (Expense), Net
Other income (expense), net decreased to income of $0.4 million for the year ended December 31, 2013, from income of $0.8 million for the year ended December 31, 2012. The 2013 income reflected the operating results of the properties received as part of a 2010 arbitration award related to a former senior executive and portfolio manager of our real estate group who had previously left the Company. The 2012 income primarily reflected the net effect of $3.1 million of income attributable to the sale of a real estate property and other proceeds received as part of the 2010 arbitration award, a $0.8 million write-off of unamortized debt issuance costs associated with the refinancing of our credit facility, and a $1.7 million write-off of certain receivables related to a former corporate investment.
Adjusted Net Income
Adjusted net income increased $363.4 million, or 50.7%, to $1.1 billion for the year ended December 31, 2013, from $717.3 million for the year ended December 31, 2012, as a result of increases of $355.5 million in net incentive income and $56.3 million in investment income, partially offset by a $47.5 million decline in fee-related earnings.
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
The following table presents our segment statements of financial condition:

	As of December 31,
	2014	2013
	(in thousands)
Assets:
Cash and cash-equivalents	$405,290	$390,721
U.S. Treasury securities	655,529	676,600
Corporate investments	1,515,443	1,197,173
Deferred tax assets	357,364	278,885
Receivables and other assets	334,173	273,748
Total assets	$3,267,799	$2,817,127
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$390,196	$304,427
Due to affiliates	309,214	242,986
Debt obligations	850,000	579,464
Total liabilities	1,549,410	1,126,877
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,172,663	1,220,647
Unitholders’ capital attributable to Oaktree Capital Group, LLC	545,726	469,603
Total capital	1,718,389	1,690,250
Total liabilities and capital	$3,267,799	$2,817,127
Corporate Investments
A summary of corporate investments is set forth below:

	As of December 31,
	2014	2013
	(in thousands)
Investments in funds:
Oaktree funds:
Corporate Debt	$426,677	$125,560
Convertible Securities	18,698	1,554
Distressed Debt	433,715	438,144
Control Investing	249,840	246,058
Real Estate	134,631	112,981
Listed Equities	149,901	129,697
Non-Oaktree funds	49,441	51,580
Investments in companies	52,540	91,599
Total corporate investments	$1,515,443	$1,197,173

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of December 31, 2014, we had $1.1 billion of cash and investments in U.S. Treasury securities and $850 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of December 31, 2014. Oaktree’s investments in funds and companies had a carrying value of $1.5 billion as of December 31, 2014.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions related to our corporate investments in funds and companies. As of December 31, 2014, corporate investments of $1.5 billion included unrealized investment income of $322.3 million. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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

Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012 are discussed below.
Operating Activities
Net cash used in operating activities was $4.3 billion for 2014. Net cash provided by operating activities was $5.4 billion and $7.0 billion for 2013 and 2012, respectively. These amounts included (a) net purchases of securities of the consolidated funds of $4.8 billion in 2014 and net proceeds from maturities, repayments and sales of investments by the consolidated funds of $4.1 billion and $5.8 billion in 2013 and 2012, respectively; (b) net realized gains on consolidated funds’ investments of $2.1 billion, $3.5 billion and $4.6 billion in 2014, 2013 and 2012, respectively; and (c) changes in unrealized depreciation on consolidated funds’ investments of $1.0 billion in 2014 and unrealized appreciation of $1.8 billion and $0.8 billion in 2013 and 2012, respectively.
Investing Activities
Investing activities used net cash of $39.7 million and $417.6 million in 2014 and 2013, respectively, and provided $55.0 million in 2012. Investing activities were primarily driven by net U.S. Treasury and government-agency investment activities. Net activity from purchases, maturities and sales of U.S. Treasury and government-agency securities included net proceeds of $21.1 million in 2014, net purchases of $306.0 million in 2013 and net proceeds of $11.1 million in 2012. Corporate investments in funds and companies of $68.5 million, $59.7 million and $16.6 million in 2014, 2013 and 2012, respectively, consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Investments in funds	$600.3	$170.4	$187.2
Investments in consolidated funds eliminated in consolidation	(536.3)	(162.3)	(173.9)
Investments in unconsolidated companies	4.5	51.6	3.3
Corporate investments in funds and companies	$68.5	$59.7	$16.6

Distributions from corporate investments in funds and companies of $38.3 million, $2.6 million and $63.7 million in 2014, 2013 and 2012, respectively, consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Distributions received from investments in funds	$372.9	$357.4	$418.1
Distributions received from consolidated funds eliminated in consolidation	(365.3)	(354.8)	(371.4)
Distributions received from unconsolidated companies	30.7	—	17.0
Distributions from corporate investments in funds and companies	$38.3	$2.6	$63.7

Purchases of fixed assets were $5.0 million, $4.6 million and $5.2 million in 2014, 2013 and 2012, respectively. Additionally, 2014 included a $25.6 million payment, net of cash acquired, for the Highstar acquisition and 2013 included a $50.0 million deposit related to a total return swap agreement.
Financing Activities
Financing activities provided $5.1 billion of cash in 2014 and used $5.3 billion and $7.6 billion of cash in 2013 and 2012, respectively. Financing activities included (a) net contributions from non-controlling interests to consolidated funds of $1.4 billion in 2014 and net distributions from consolidated funds to non-controlling interests of $6.3 billion and $7.6 billion in 2013 and 2012, respectively; (b) net borrowings on credit facilities of the consolidated funds of $2.4 billion, $1.8 billion and $438.2 million in 2014, 2013 and 2012, respectively; (c) distributions to unitholders of $550.8 million, $781.9 million and $424.1 million in 2014, 2013 and 2012, respectively; (d) net proceeds of $268.2 million associated with the refinancing of our corporate credit facility in

2014, repayment of debt obligations of $35.7 million in 2013 and net repayment of $39.3 million in debt obligations associated with the refinancing of our corporate credit facility in 2012; and (e) net purchases of Oaktree Operating Group units, net of issuances of Class A units, of $1.8 million, $0.8 million and $0.7 million in 2014, 2013 and 2012, respectively. Additionally in 2014, there were $1.6 billion in proceeds from debt obligations issued by our CLOs and debt issuance costs of $29.7 million paid by our consolidated funds.
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
In addition to the 2009 Notes, as of December 31, 2014, we had two other series of senior notes outstanding, with an aggregate remaining principal balance of $100.0 million due in 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion. As of December 31, 2014, we were in compliance with each of these covenants.
In March 2014, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”)

and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of December 31, 2014, we were in compliance with each of these covenants and were able to draw the full amount available under the Revolver without violating any financial covenants.
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
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of December 31, 2014, we were required to maintain approximately $100.1 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of December 31, 2014, future payments of this nature were estimated to aggregate $40.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $79.0 million over the period ending approximately in 2034 with respect to our initial public offering.
On May 29, 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us, after deducting underwriting discounts and commissions. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of December 31, 2014, future payments with respect to the May 2013 Offering were estimated to aggregate $109.0 million over the period ending approximately in 2035.
On March 4, 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of December 31, 2014, future payments with respect to the March 2014 Offering were estimated to aggregate $80.0 million over the period ending approximately in 2036.
For the years ended December 31, 2014, 2013 and 2012, respectively, $10.1 million, $6.3 million and $3.3 million were paid under the tax receivable agreement.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2014:

	2015	2016-2017	2018-2019	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$15,841	$20,379	$20,934	$60,570	$117,724
Debt obligations payable	—	100,000	500,000	250,000	850,000
Interest obligations on debt (2)	38,550	66,313	57,735	82,489	245,087
Tax receivable agreement	15,825	34,617	37,358	220,675	308,475
Contingent consideration	27,245	—	—	—	27,245
Commitments to Oaktree and third-party funds (3)	255,980	—	—	—	255,980
Subtotal	353,441	221,309	616,027	613,734	1,804,511
Consolidated Funds:
Debt obligations payable	4,704,852	—	—	—	4,704,852
Interest obligations on debt (2)	26,053	—	—	—	26,053
CLO loans payable	—	151,257	85,776	1,364,502	1,601,535
Interest on CLO loans payable (2)	34,811	67,278	63,578	203,502	369,169
Commitments to fund investments (4)	1,585,818	—	—	—	1,585,818
Total	$6,704,975	$439,844	$765,381	$2,181,738	$10,091,938

(1)
We lease our office space under agreements that expire periodically through 2030. The table includes only guaranteed minimum lease payments for these leases and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in our consolidated financial statements.

(2)	Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.

(3)
These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2015 column. Capital commitments are expected to be called over the next five years.

(4)
These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2015 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2014.
As of December 31, 2014, none of the incentive income we had recognized was subject to clawback by the funds.

General Partner and Other Capital Commitments
As of December 31, 2014, our capital commitments to our funds (as general partner or otherwise) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of December 31, 2014
	(in millions)
Corporate Debt:
Oaktree Enhanced Income Fund II, L.P.	$20	$6
Collateralized Loan Obligation Vehicles	82	5
Oaktree Mezzanine Fund IV, L.P.	20	18
Strategic Credit	21	11
European Private Debt	15	10
Distressed Debt:
Oaktree Opportunities Fund IX, L.P.	100	20
Emerging Markets Opportunities	50	23
Control Investments:
Oaktree Principal Fund V, L.P.	71	8
Oaktree Principal Fund VI, L.P.	20	19
Oaktree European Principal Fund III, L.P.	100	43
Oaktree Power Opportunities Fund III, L.P.	27	15
Real Estate:
Oaktree Real Estate Opportunities Fund V, L.P.	32	16
Oaktree Real Estate Opportunities Fund VI, L.P.	67	16
Real Estate Debt	32	29
Listed Equities:
Value Equities	15	10
Non-Oaktree	30	7
Total	$702	$256

Off-Balance Sheet Arrangements
As of December 31, 2014, we leased a corporate airplane for business purposes. We were responsible for any unreimbursed costs and expenses incurred in connection with the operation, crew, registration, maintenance, service and repair of the airplane. An unaffiliated third party provides certain services with respect to operations of the plane. On January 22, 2015, the Company entered into an agreement to extend the lease, previously due to expire on February 1, 2015, through April 1, 2015. The lease contains a buyout provision that allows us to purchase the plane at any time through the lease’s termination on April 1, 2015. If we do not exercise that option, we would be responsible for any shortfall, up to $10.0 million, in sale proceeds the lessor might incur below a sale value of $12.3 million.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. For a summary of our significant accounting policies, please see the notes to our consolidated financial statements included elsewhere in this annual report.

Principles of Consolidation
We consolidate all entities where we have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As of December 31, 2014, this included six VIEs for which we were considered the primary beneficiary, and substantially all of our closed-end, commingled open-end and evergreen funds for which we act as the sole general partner and are deemed to control through a voting interest model. Although as general partner we typically have only a small single-digit percentage interest in each fund, the funds’ third-party limited partners do not have the right to dissolve the partnerships or substantive kick-out or participating rights that would overcome the presumption of control by the general partner. Accordingly, we consolidate the limited partnerships and record non-controlling interests to reflect the economic interests of the unaffiliated limited partners. Because limited partners in consolidated funds have been granted redemption rights exercisable in certain circumstances, amounts relating to third-party interests in consolidated funds are presented as non-controlling redeemable interests in consolidated funds within the consolidated statements of financial condition, outside of the permanent capital section. All intercompany transactions and balances have been eliminated in consolidation.
Our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling interests in consolidated funds. All of the revenues earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from, and funded by, non-controlling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination of those amounts in consolidation has no effect on net income or loss attributable to us.
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
Revenue Recognition
Management Fees
We recognize management fees over the period in which the investment advisory services are performed. The contractual terms of management fees generally vary by fund structure. Annual management fee rates generally fall in the range of 1.25% to 1.75% for closed-end funds, 0.42% to 0.80% for open-end funds, and 1.0% to 2.0% for evergreen funds. In the case of most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. However, for certain closed-end funds, management fees during the investment period are calculated based on drawn capital. Additionally, for those closed-end funds for which management fees are based on committed capital, we sometimes elect to delay the start of the fund’s investment period and thus its full management fees; instead, earning management fees based only on drawn capital for the period between the first capital drawdown and the date on which we elect to start the investment period. Our right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period, even if assets remain to be liquidated. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. In the case of certain open-end and evergreen fund accounts, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate.
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
We do not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. These fees are typically recognized as revenue in the period in which they are offset against the quarterly management fee that would otherwise be paid by the applicable fund, which is generally the quarter following the period in which the fees are received. Inasmuch as these fees are not paid directly by the consolidated funds, such fees do not eliminate in consolidation; accordingly, there is no impact to our net income or loss as the amounts are included in income attributable to OCG.
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
The valuation of securities may be impacted by expectations of investors’ receptiveness to a public offering of the securities, the size of the holding of the securities and any associated control, information with respect to transactions or offers for the securities (including the transaction pursuant to which the investment was made and the elapsed time from the date of the investment to the valuation date) and applicable restrictions on the transferability of the securities.
These valuation methodologies involve a significant degree of management judgment. Accordingly, valuations by us do not necessarily represent the amounts that eventually may be realized from sales or other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements.
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
In some instances, an instrument may fall into multiple levels of the fair-value hierarchy. In such instances, the instrument’s level within the fair-value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the value measurement. Our assessment of the significance of an input requires judgment and considers factors specific to the instrument. Transfers of assets into or out of each fair value hierarchy level as a result of changes in the observability of the inputs used in measuring fair value are accounted for as of the beginning of the reporting period. Transfers resulting from a specific event, such as a reorganization or restructuring, are accounted for as of the date of the event that caused the transfer.
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
Certain assets are valued using prices obtained from brokers or pricing vendors. We obtain an average of one to two broker quotes. We seek to obtain at least one quote directly from a broker making a market for the asset and one price from a pricing vendor for the subject or similar securities. These investments may be classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. Generally, we do not adjust any of the prices received from these sources, and all prices are reviewed by us. We evaluate the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also perform back-testing of valuation information obtained from brokers and pricing vendors against actual prices received in transactions. In addition to on-going monitoring and back-testing, we perform due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
The table below summarizes the investments and other financial instruments, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our consolidated statements of financial condition (in thousands):

As of December 31, 2014	Level I	Level II	Level III	Total
Closed-end funds	$4,169,235	$8,518,277	$25,497,911	$38,185,423
Open-end funds	1,084,571	4,996,824	51,174	6,132,569
Evergreen funds	721,422	730,022	742,613	2,194,057
Total	$5,975,228	$14,245,123	$26,291,698	$46,512,049

As of December 31, 2013
Closed-end funds	$3,780,782	$7,489,381	$20,746,453	$32,016,616
Open-end funds	166,664	4,914,628	3,647	5,084,939
Evergreen funds	718,997	1,180,397	715,745	2,615,139
Total	$4,666,443	$13,584,406	$21,465,845	$39,716,694

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
Equity-based Compensation
Equity-based compensation reflects the non-cash charge associated with grants of Class A units, OCGH units and EVUs, and is calculated based on the grant-date fair value of the unit award, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. A contemporaneous valuation report is utilized in determining fair value at the date of grant for unit awards. Each valuation report is based on the market price of Oaktree’s Class A units, which were traded on the GSTrUE OTC market prior to listing on the NYSE in April 2012, as well as other pertinent factors. A discount is then applied to the Class A unit market price to reflect the lack of marketability for the OCGH units or EVUs, as applicable. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business, (c) thin trading of the Class A units, and (d) prior to the initial public offering in April 2012, restrictive trading of the Class A units. Each of these factors is subject to significant judgment. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are recognized on a straight-line basis over the requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
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
Our predominant exposure to market risk is related to our role as general partner or investment adviser to our funds and the sensitivities to movements in the fair value of their investments on management fees, incentive income and investment income. The fair value of the financial assets and liabilities of our funds may fluctuate in response to changes in, among many factors, the value of securities and foreign exchange, commodities and interest rates.
Price Risk
Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
As of December 31, 2014, we had investments at fair value of $46.5 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $4.7 billion. Inasmuch as this effect would primarily be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be largely unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. For the years ended December 31, 2014 and 2013, NAV-based management fees represented approximately 33% and 29%, respectively, of total management fees. We estimate that for the year ended December 31, 2014, an incremental 10% decline in market values of the investments held in our funds would have resulted in an approximate $25.4 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds, generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds, generally occurs as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks or hurdle rates. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the year ended December 31, 2014 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income. In the case of evergreen funds, we estimate that an incremental 10% decline in fair values during the year would have been insignificant on our incentive income of $1.3 million recognized during the year ended December 31, 2014. A decline in market values would be expected to cause a decline in accrued incentives (fund level), which by itself would be expected to cause a prospective decline in incentive income.
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. We estimate that for the year ended December 31, 2014, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have resulted in a $269.6 million decrease in investment income. The estimated incremental decline of $269.6 million is greater than 10% of the year's average corporate investments balance primarily because of our investments in levered senior loan products, which have been a growing component of our corporate investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the year ended December 31, 2014, a 10% decline in the average rate of exchange of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $11.4 million;

•	our operating expenses would have increased by $21.0 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $7.3 million; and

•	our income tax expense would have decreased by $0.8 million.
These movements would have decreased our net income attributable to OCG by $1.5 million.
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
Interest-rate Risk
As of December 31, 2014, Oaktree and its operating subsidiaries had $850 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan interest rate to a fixed rate through January 2017. As a result, we estimate that as of December 31, 2014, there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.1 billion of aggregate segment cash and cash-equivalents and investments in U.S. Treasury securities as of December 31, 2014, we estimate Oaktree and its operating subsidiaries would generate an additional $10.6 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements, debt issued by our CLOs and certain other investment financing arrangements. Most of these debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of December 31, 2014, $6.3 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable rates would increase on an annualized basis by $61.6 million in the event interest rates were to increase by 100 basis points.
As credit-oriented investors, we are also subject to interest-rate risk through the securities we hold in our consolidated funds. A 100-basis point increase in interest rates would be expected to negatively affect prices of securities that accrue interest income at fixed rates and therefore negatively impact net change in unrealized appreciation (depreciation) on consolidated funds’ investments. The actual impact is dependent on the average duration of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100-basis point increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. Inasmuch as these effects are almost entirely attributable to non-controlling interests, net income attributable to OCG would largely be unaffected. In cases where our funds pay management fees based on NAV, we would expect our segment management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Unitholders of
Oaktree Capital Group, LLC

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital present fairly, in all material respects, the financial position of Oaktree Capital Group, LLC and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2014 and 2013. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2015

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2014	2013
Assets
Cash and cash-equivalents	$408,296	$390,721
U.S. Treasury securities	655,529	676,600
Corporate investments (includes $40,814 and $67,596 measured at fair value as of December 31, 2014 and 2013, respectively)	187,963	169,927
Due from affiliates	46,881	47,774
Deferred tax assets	357,364	278,885
Other assets	282,516	208,929
Assets of consolidated funds:
Cash and cash-equivalents	2,940,198	2,246,944
Investments, at fair value	46,533,799	39,911,888
Dividends and interest receivable	193,428	159,215
Due from brokers	605,882	283,764
Receivable for securities sold	171,817	324,213
Derivative assets, at fair value	296,197	94,937
Other assets	664,192	469,457
Total assets	$53,344,062	$45,263,254
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$294,886	$278,655
Accounts payable, accrued expenses and other liabilities	148,361	79,999
Due to affiliates	309,214	242,986
Debt obligations	850,000	579,464
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	75,487	29,213
Payables for securities purchased	767,733	697,705
Securities sold short, at fair value	64,438	140,251
Derivative liabilities, at fair value	253,509	149,880
Distributions payable	752,762	224,711
Borrowings under credit facilities	4,704,852	2,297,181
Collateralized loan obligation loans payable	1,601,535	—
Total liabilities	9,822,777	4,720,045
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	41,681,155	38,834,831
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 43,763,719 and 38,472,506 units issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Class B units, no par value, unlimited units authorized, 109,088,901 and 112,584,211 units issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Paid-in capital	536,431	590,236
Retained earnings (accumulated deficit)	11,378	(114,905)
Accumulated other comprehensive loss	(1,070)	(1,122)
Class A unitholders’ capital	546,739	474,209
Non-controlling interests in consolidated funds	27,430	—
Non-controlling interests in consolidated subsidiaries	1,265,961	1,234,169
Total unitholders’ capital	1,840,130	1,708,378
Total liabilities and unitholders’ capital	$53,344,062	$45,263,254

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Management fees	$192,055	$192,605	$134,568
Incentive income	1,839	2,317	10,415
Total revenues	193,894	194,922	144,983
Expenses:
Compensation and benefits	(388,512)	(365,696)	(330,018)
Equity-based compensation	(41,395)	(28,441)	(36,342)
Incentive income compensation	(221,194)	(482,551)	(222,594)
Total compensation and benefits expense	(651,101)	(876,688)	(588,954)
General and administrative	(99,835)	(114,404)	(101,417)
Depreciation and amortization	(8,003)	(7,119)	(7,397)
Consolidated fund expenses	(188,538)	(108,851)	(92,835)
Total expenses	(947,477)	(1,107,062)	(790,603)
Other income (loss):
Interest expense	(129,942)	(61,160)	(45,773)
Interest and dividend income	1,902,576	1,806,361	1,966,317
Net realized gain on consolidated funds’ investments	2,131,584	3,503,998	4,560,782
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(993,260)	1,843,469	835,160
Investment income	33,695	56,027	25,382
Other income, net	3,018	409	7,027
Total other income	2,947,671	7,149,104	7,348,895
Income before income taxes	2,194,088	6,236,964	6,703,275
Income taxes	(18,536)	(26,232)	(30,858)
Net income	2,175,552	6,210,732	6,672,417
Less:
Net income attributable to non-controlling interests in consolidated funds	(1,649,890)	(5,163,939)	(6,016,342)
Net income attributable to non-controlling interests in consolidated subsidiaries	(399,379)	(824,795)	(548,265)
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810
Distributions declared per Class A unit	$3.15	$4.71	$2.31
Net income per unit (basic and diluted):
Net income per Class A unit (1)	$2.97	$6.35	$3.83
Weighted average number of Class A units outstanding	42,582	34,979	28,170

(1)	All references to Class A units in these financial statements give effect to the conversion of previously outstanding 13 Class C units into Class A units on a one-for-one basis in April 2012.

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income
(in thousands)

Year Ended December 31, 2014	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$126,283	$399,379	$1,649,890	$2,175,552
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(489)	(1,204)	—	(1,693)
Unrealized gain on interest-rate swap designated as cash-flow hedge	541	1,311	—	1,852
Other comprehensive income, net of tax	52	107	—	159
Total comprehensive income	126,335	399,486	1,649,890	2,175,711
Less: Comprehensive income attributable to non-controlling interests	—	(399,486)	(1,649,890)	(2,049,376)
Comprehensive income attributable to Oaktree Capital Group, LLC	$126,335	$—	$—	$126,335
Year Ended December 31, 2013
Net income	$221,998	$824,795	$5,163,939	$6,210,732
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(198)	(1,348)	—	(1,546)
Unrealized gain on interest-rate swap designated as cash-flow hedge	824	2,908	—	3,732
Other comprehensive income, net of tax	626	1,560	—	2,186
Total comprehensive income	222,624	826,355	5,163,939	6,212,918
Less: Comprehensive income attributable to non-controlling interests	—	(826,355)	(5,163,939)	(5,990,294)
Comprehensive income attributable to Oaktree Capital Group, LLC	$222,624	$—	$—	$222,624
Year Ended December 31, 2012
Net income	$107,810	$548,265	$6,016,342	$6,672,417
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	205	988	—	1,193
Unrealized loss on interest-rate swap designated as cash-flow hedge	(69)	(264)	—	(333)
Other comprehensive income, net of tax	136	724	—	860
Total comprehensive income	107,946	548,989	6,016,342	6,673,277
Less: Comprehensive income attributable to non-controlling interests	—	(548,989)	(6,016,342)	(6,565,331)
Comprehensive income attributable to Oaktree Capital Group, LLC	$107,946	$—	$—	$107,946

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$2,175,552	$6,210,732	$6,672,417
Adjustments to reconcile net income to net cash provided by operating activities:
Investment income	(33,695)	(56,027)	(25,382)
Depreciation and amortization	8,003	7,119	7,397
Equity-based compensation	41,395	28,441	36,342
Net realized and unrealized gains from consolidated funds’ investments	(1,138,324)	(5,347,467)	(5,395,942)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(5,910)	(73,376)	(120,132)
Income distributions from corporate investments in companies	45,817	37,706	—
Amortization or write-off of debt issuance costs	12,042	4,701	2,238
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	15,255	12,367	16,949
Increase in other assets	(62,883)	(23,252)	(8,679)
Increase in net due from affiliates	(12,908)	(8,638)	(21,952)
Increase (decrease) in accrued compensation expense	16,231	159,734	(66,676)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	43,661	(19,524)	19,431
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(33,171)	18,531	90,416
(Increase) decrease in due from brokers	(322,119)	121,379	498,542
(Increase) decrease in receivables for securities sold	177,130	176,986	(441,521)
(Increase) decrease in other assets	(171,720)	119,274	(464,623)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(32,640)	(74,898)	92,322
Increase (decrease) in payables for securities purchased	(287,005)	68,031	230,913
Purchases of securities	(21,975,014)	(18,277,324)	(15,266,419)
Proceeds from maturities, repayments and sales of securities	17,213,767	22,351,522	21,101,717
Net cash provided by (used in) operating activities	(4,326,536)	5,436,017	6,957,358
Cash flows from investing activities:
Purchases of U.S. Treasury securities	(414,970)	(702,456)	(258,922)
Proceeds from maturities and sales of U.S. Treasury and government-agency securities	436,041	396,470	270,005
Corporate investments in funds and companies	(68,499)	(59,682)	(16,635)
Distributions from corporate investments in funds and companies	38,341	2,643	63,704
Acquisition, net of cash acquired (Highstar)	(25,637)	—	—
Purchases of fixed assets	(5,005)	(4,609)	(5,218)
Other	—	(50,000)	2,113
Net cash provided by (used in) investing activities	(39,729)	(417,634)	55,047
(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$500,000	$—	$250,000
Payment of debt issuance costs	(2,296)	—	(2,351)
Repayments of debt obligations	(229,464)	(35,715)	(286,964)
Proceeds from issuance of Class A units	296,650	419,908	322,260
Purchase of OCGH units	(298,485)	(420,741)	(322,935)
Repurchase and cancellation of Class A units	—	—	(14,132)
Distributions to Class A unitholders	(131,954)	(160,296)	(66,789)
Distributions to OCGH unitholders	(418,867)	(621,613)	(357,278)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	8,260,647	6,507,188	6,441,090
Distributions to non-controlling interests	(6,826,094)	(12,783,673)	(13,993,859)
Proceeds from debt obligations issued by collateralized loan obligation vehicles	1,601,535	—	—
Payment of debt issuance costs	(29,697)	(13,595)	(3,145)
Borrowings on credit facilities	7,503,750	3,718,026	1,458,825
Repayments on credit facilities	(5,133,389)	(1,922,433)	(1,017,500)
Net cash provided by (used in) financing activities	5,092,336	(5,312,944)	(7,592,778)
Effect of exchange rate changes on cash	(15,242)	3,700	3,240
Net increase (decrease) in cash and cash-equivalents	710,829	(290,861)	(577,133)
Cash and cash-equivalents, beginning balance	2,637,665	2,928,526	3,505,659
Cash and cash-equivalents, ending balance	$3,348,494	$2,637,665	$2,928,526
* * *
Supplemental cash flow disclosures:
Cash paid for interest	$79,222	$47,360	$37,738
Cash paid for income taxes	7,947	15,526	18,524

Supplemental disclosure of non-cash activities:
Issuance of OCGH units related to the Highstar acquisition	$3,996	$—	$—
Net assets related to the initial consolidation of a fund	961,634	—	—
Non-controlling interests in consolidated subsidiaries acquired	72,195	—	—

Please see accompanying notes to consolidated financial statements

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Oaktree Capital Group, LLC						Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Class C Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2011	22,664	125,847	13	$634,739	$(444,713)	$(1,884)	$935,858	$—	$1,124,000
Activity for the year ended December 31, 2012:
Issuance of Class A units	7,904	—	—	322,260	—	—	—	—	322,260
Issuance of Class B units	—	2,358	—	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(33)	—	—	—	—	—	—	—
Conversion of Class C units into Class A units	13	—	(13)	—	—	—	—	—	—
Repurchase and cancellation of Class A units	(400)	—	—	(14,132)	—	—	—	—	(14,132)
Cancellation of Class B units	—	(7,904)	—	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	—	(322,260)	—	—	—	—	(322,260)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	15,490	—	—	—	—	15,490
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(675)	—	(675)
Equity reallocation between controlling and non-controlling interests	—	—	—	69,097	—	—	(69,097)	—	—
Capital increase related to equity-based compensation	—	—	—	6,648	—	—	29,694	—	36,342
Distributions declared	—	—	—	(66,789)	—	—	(357,278)	—	(424,067)
Net income	—	—	—	—	107,810	—	548,265	—	656,075
Foreign currency translation adjustment, net of tax	—	—	—	—	—	205	988	—	1,193
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	(69)	(264)	—	(333)
Unitholders’ capital as of December 31, 2012	30,181	120,268	—	645,053	(336,903)	(1,748)	1,087,491	—	1,393,893
Activity for the year ended December 31, 2013:
Issuance of Class A units	8,292	—	—	419,908	—	—	—	—	419,908
Issuance of Class B units	—	673	—	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(48)	—	—	—	—	—	—	—
Cancellation of Class B units	—	(8,309)	—	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	—	(419,908)	—	—	—	—	(419,908)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	19,807	—	—	—	—	19,807
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(833)	—	(833)
Equity reallocation between controlling and non-controlling interests	—	—	—	79,052	—	—	(79,052)	—	—
Capital increase related to equity-based compensation	—	—	—	6,620	—	—	21,821	—	28,441
Distributions declared	—	—	—	(160,296)	—	—	(621,613)	—	(781,909)
Net income	—	—	—	—	221,998	—	824,795	—	1,046,793
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(198)	(1,348)	—	(1,546)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	824	2,908	—	3,732
Unitholders’ capital as of December 31, 2013	38,473	112,584	—	590,236	(114,905)	(1,122)	1,234,169	—	1,708,378
Activity for the year ended December 31, 2014:
Issuance of Class A units	5,291	—	—	296,650	—	—	—	—	296,650
Issuance of Class B units	—	1,891	—	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(56)	—	—	—	—	—	—	—
Cancellation of Class B units	—	(5,330)	—	—	—	—	—	—	—
Issuance of OCGH units related to the Highstar acquisition	—	—	—	1,137	—	—	2,859	—	3,996
Purchase of OCGH units from OCGH unitholders	—	—	—	(296,400)	—	—	—	—	(296,400)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	13,705	—	—	—	—	13,705
Repurchase and cancellation of OCGH units	—	—	—	—	—	—	(2,085)	—	(2,085)
Non-controlling interests related to the Highstar acquisition	—	—	—	—	—	—	72,195	—	72,195
Capital contributions	—	—	—	—	—	—	13,810	51,644	65,454
Equity reallocation between controlling and non-controlling interests	—	—	—	51,525	—	—	(51,525)	—	—
Capital increase related to equity-based compensation	—	—	—	11,532	—	—	29,729	—	41,261
Distributions declared	—	—	—	(131,954)	—	—	(432,677)	(26,351)	(590,982)
Net income	—	—	—	—	126,283	—	399,379	2,137	527,799
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(489)	(1,204)	—	(1,693)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	541	1,311	—	1,852
Unitholders’ capital as of December 31, 2014	43,764	109,089	—	$536,431	$11,378	$(1,070)	$1,265,961	$27,430	$1,840,130

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2014
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts and collateralized loan obligation vehicles (“CLOs”). Commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner or, in certain limited cases, co-general partner. CLOs are structured finance vehicles in which the Company typically makes an investment and for which it serves as collateral manager.
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company is owned by its Class A and Class B unitholders. Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the Company’s senior executives, current and former employees and certain other investors (the “OCGH unitholders”). The Company’s operations are conducted through a group of operating entities collectively referred to as the Oaktree Operating Group. OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. Class A units are entitled to one vote per unit. Class B units are entitled to ten votes per unit and do not represent an economic interest in the Company. The number of Class B units held by OCGH, however, increases or decreases with corresponding changes in OCGH’s economic interest in the Oaktree Operating Group. Consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying consolidated financial statements.
Initial Public Offering
On April 12, 2012, the Company listed its Class A units on the New York Stock Exchange (“NYSE”). In connection with the listing, the Company and selling unitholders sold 7,888,864 and 954,159 Class A units, respectively. Upon the completion of the initial public offering, the Company owned approximately 20% of the Oaktree Operating Group and the Company’s senior executives controlled 98% of the total combined voting power of the Company’s units entitled to vote. The Company did not receive any of the proceeds from the sale of Class A units by the selling unitholders, and used the offering proceeds from the issuance of units to acquire interests in the Company’s business from its senior executives, employees (including former employees) and other investors.
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities that are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities that are not considered VIEs but in which the Company has a controlling financial interest. Most of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established by GAAP. All intercompany transactions and balances have been eliminated in consolidation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

Reclassifications
Certain amounts reported in the consolidated statements of cash flows for prior periods have been reclassified to conform to the current period presentation.
Accounting Policies of the Company
Consolidation
The Company consolidates those entities where it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As of December 31, 2014, this included six VIEs for which the Company was considered the primary beneficiary, and substantially all of Oaktree’s closed-end, commingled open-end and evergreen funds for which the Company acts as the sole general partner and is deemed to control through a voting interest model.
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
While the Company holds variable interests in the Oaktree funds, most of those funds do not meet the characteristics of a VIE. As of December 31, 2014, the Company consolidated six VIEs for which it was the primary beneficiary, including Oaktree AIF Holdings, Inc. (“AIF”), which was formed to hold certain assets for regulatory and other purposes and is immaterial to the Company. The five remaining VIEs represented CLOs for which the Company acts as collateral manager. As of December 31, 2014, two of the CLOs had not priced. There were no VIEs for which the Company was not the primary beneficiary as of December 31, 2014 and 2013. The Company consolidated two VIEs as of December 31, 2013.
As of December 31, 2014, the Company consolidated five CLOs with total assets and liabilities of $2.1 billion and $1.9 billion, respectively. The assets and liabilities of the CLOs primarily consist of investments in debt securities and loans, respectively, issued by the CLOs. The loans issued by each CLO are collateralized by the investments held by the CLO, and assets of one CLO may not be used to satisfy liabilities of another. In exchange for managing the collateral of the CLOs, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of December 31, 2014, the Company had invested an aggregate $171.0 million in its CLOs, which represented its maximum risk of loss. The Company’s investments are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Investors in the CLOs have no recourse against the Company for any losses they sustain. Please see note 7 for information on CLO debt obligations.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

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
Accordingly, Oaktree’s consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling interests in consolidated funds in the accompanying consolidated financial statements. All of the revenues earned by Oaktree from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, Oaktree’s attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination of those amounts in consolidation has no effect on net income or loss attributable to the Company. All intercompany transactions and balances have been eliminated in consolidation.
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
Non-controlling Interests in Consolidated Funds
Non-controlling interests in consolidated funds represent the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. All non-controlling interests in those CLOs are attributed a share of income or loss arising from the respective CLO based on the relative ownership interests of third-party investors after consideration of contractual arrangements that govern allocations of income or loss. Investors in those CLOs are generally unable to redeem their interests until the CLO liquidates, is called or otherwise terminates.
Non-controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries reflect the portion of unitholders’ capital attributable to OCGH unitholders (“OCGH non-controlling interest”), certain related parties and other third parties. All non-controlling interests in consolidated subsidiaries are attributed a share of income or loss in the respective consolidated subsidiary based on the relative economic interests of the OCGH unitholders or third parties after consideration of contractual arrangements that govern allocations of income or loss. Please see note 9 for more information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

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

In some instances, an instrument may fall into multiple levels of the fair-value hierarchy. In such instances, the instrument’s level within the fair-value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair-value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. Transfers of assets into or out of each fair value hierarchy level as a result of changes in the observability of the inputs used in measuring fair value are accounted for as of the beginning of the reporting period. Transfers resulting from a specific event, such as a reorganization or restructuring, are accounted for as of the date of the event that caused the transfer.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

Certain assets are valued using prices obtained from brokers or pricing vendors. The Company obtains an average of one to two broker quotes. The Company seeks to obtain at least one quote directly from a broker making a market for the asset and one price from a pricing vendor for the subject or similar securities. These investments may be classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. Generally, the Company does not adjust any of the prices received from these sources, and all prices are reviewed by the Company. The Company evaluates the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from brokers and pricing vendors against actual prices received in transactions. In addition to on-going monitoring and back-testing, the Company performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
Fair Value Option
The Company has elected the fair value option for certain corporate investments that otherwise would not have reflected unrealized gains and losses in current-period earnings. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of investment income in the consolidated statements of operations. The Company’s accounting for those investments is similar to its accounting for investments held by the consolidated funds at fair value and the valuation methods used to determine the fair value of those investments.
In addition, the Company has elected the fair value option for the assets of its CLOs. Assets of the CLOs are included in investments, at fair value and liabilities of the CLOs are reflected in collateralized loan obligation loans payable in the consolidated statements of financial condition. The Company’s accounting for CLOs is similar to its accounting for closed-end funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. Realized gains or losses and changes in the fair value of consolidated CLO assets are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments, respectively, in the consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, while their interest expense and other expenses are included in interest expense and consolidated fund expenses, respectively, in the consolidated statements of operations.
Foreign Currency
The assets and liabilities of Oaktree’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Gains or losses resulting from foreign currency transactions are included in general and administrative expenses.
Hedging and Other Derivatives
The Company enters into derivative instruments as part of its overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign currency exchange rates in the normal course of business are addressed as part of the Company’s overall risk management strategy that may result in the use of derivative instruments to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, the Company may enter into interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable-rate borrowings. The Company’s corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is the Company’s functional currency and, consequently, are subject to fluctuations in foreign currency exchange rates. The Company also receives management fees from certain funds and pays expenses in currencies other than the U.S. dollar. To manage the risks associated with foreign currency exchange gains and losses generated by the remeasurement of the Company’s corporate investments, management fees and expenses denominated in non-functional currencies, the Company may enter into currency option and forward contracts. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

derivative contracts only with major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
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
U.S. Treasury Securities
Includes holdings of U.S. Treasury bills with maturities greater than three months at the date of acquisition. These securities, classified as available-for-sale, are recorded at fair value with changes in fair value included in other comprehensive income (loss). Changes in fair value were not material for all years presented.
Corporate Investments
Corporate investments consist of investments in funds and companies that the Company does not control. Investments where the Company is deemed to exert significant influence are accounted for using the equity method of accounting and reflect Oaktree’s ownership interest in each such fund or company. For investments where the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

substantially illiquid. While investments in funds reflect the fund’s holdings at fair value, equity-method investments in DoubleLine Capital LP and other companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
Goodwill and Intangibles
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually in the fourth quarter of each fiscal year or more frequently when events and circumstances indicate that impairment may have occurred.
Intangibles acquired in business combinations primarily relate to contractual rights to earn future management fees and incentive income, and non-controlling interests. Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to seven years, and are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.
Management Fees
Management fees are recognized over the period in which the investment advisory services are performed. The contractual terms of management fees vary by fund structure. Annual management fee rates generally fall in the range of 1.25% to 1.75% for closed-end funds, 0.42% to 0.80% for open-end funds, and 1.0% to 2.0% for evergreen funds. In the case of most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. However, for certain closed-end funds, management fees during the investment period are calculated based on drawn capital. Additionally, for those closed-end funds for which management fees are based on committed capital, the Company sometimes elects to delay the start of the fund’s investment period and thus its full management fees; instead, earning management fees based only on drawn capital for the period between the first capital drawdown and the date on which the Company elects to start the investment period. The Company’s right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period even if assets remain to be liquidated. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. In the case of certain open-end and evergreen fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate.
The Company does not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. These fees are typically recognized as revenue in the period in which they are offset against the quarterly management fees that would otherwise be paid by the applicable fund, which is generally the quarter following the period in which the fees are received. Inasmuch as these fees are not paid directly by the consolidated funds, such fees do not eliminate in consolidation and may impact the presentation of gross consolidated management fees; however, there is no impact to the Company’s net income as the amounts are included in net income (loss) attributable to non-controlling interests in consolidated funds. Ancillary fees recognized in management fees for the years ended December 31, 2014, 2013 and 2012 were $32.7 million, $62.9 million and $25.9 million, respectively.
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and 20% of certain evergreen fund’s annual profits, subject to high-water marks. The Company has elected to adopt “Method 1” for revenue recognition based on a formula. Under this method, incentive income is recognized when fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to Oaktree. The Method 1 criteria for revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

conclusion of each annual measurement period. Incentives received by Oaktree before the above criteria are met are deferred and recorded as a deferred incentive income liability within accounts payable, other accrued expenses and other liabilities on the consolidated statements of financial condition. There was no incentive income deferred as of December 31, 2014 and 2013. The Company may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
Incentive Income Compensation
Incentive income compensation expense primarily includes compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that the Company grants to its investment professionals associated with the particular fund that generated the incentive income, and secondarily includes compensation directly related to investment income. The Company has an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. The Company’s determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on its assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income. Incentive income compensation is expensed no later than the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the consolidated funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by the Company or paid to the participant.
Equity-based Compensation
Equity-based compensation reflects the non-cash charge associated with grants of Class A units, OCGH units and OCGH equity value units (“EVUs”), and is calculated based on the grant-date fair value of the unit award, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. A contemporaneous valuation report is utilized in determining fair value at the date of grant for unit awards. Each valuation report is based on the market price of Oaktree’s Class A units, which were traded on the private over-the-counter market developed by Goldman, Sachs & Co. for Tradable Unregistered Equity Securities (the “GSTrUE OTC market”) prior to listing on the NYSE, as well as other pertinent factors. A discount is then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business, (c) thin trading of the Class A units, and (d) prior to the initial public offering in April 2012, restrictive trading of the Class A units. Each of these factors is subject to significant judgment. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are recognized on a straight-line basis over the requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, and leasehold improvements. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

Other Income (Expense), Net
Other income (expense), net has typically reflected the net results of operating the portfolio of properties received as part of an arbitration award in 2010 related to a former senior executive and portfolio manager of the Company’s real estate group who left the Company in 2005. In the fourth quarter of 2014, Oaktree sold the portfolio of properties and incurred a $2.1 million loss on the sale of those properties. Beginning in the third quarter of 2014, other income (expense), net also includes income related to amounts received for contractually reimbursable costs associated with certain arrangements made in connection with the acquisition of the Highstar Capital team and certain Highstar entities (collectively “Highstar”). Additionally, the year ended December 31, 2014 included the write-off of $3.0 million in unamortized debt issuance costs stemming from the refinancing of our corporate credit facility, a $1.5 million loss associated with certain non-operating activities and $1.5 million of income related to proceeds received as part of the 2010 arbitration award. The year ended December 31, 2012 included a $6.3 million reduction to the tax receivable agreement liability as a result of a remeasurement of deferred tax assets, the write-off of $0.8 million in unamortized debt issuance costs related to the refinancing of our credit facility and the write-off of $1.7 million in certain receivables related to a former corporate investment.
Income Taxes
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of the Company’s Intermediate Holding Companies and wholly-owned corporate subsidiaries, are subject to U.S. federal and state income taxes. The remainder of Oaktree’s income is generally not subject to U.S. corporate-level taxation.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting unitholders’ capital that, under GAAP, are excluded from net income (loss). Other gains and losses result from unrealized gains and losses on cash-flow hedges and foreign currency translation adjustments, net of tax.
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
December 31, 2014
($ in thousands, except where noted)

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
Income Taxes
The consolidated funds may invest in operating entities that are treated as partnerships for U.S. federal income tax purposes which may give rise to unrelated business taxable income (“UBTI”) or income effectively connected with a U.S. trade or business (“ECI”).  The consolidated funds permit certain investors to elect to participate in these investments through a “blocker structure” using entities that are treated as corporations for U.S. federal income tax purposes and are generally subject to U.S. federal, state and local taxes.  The consolidated funds withhold blocker expenses and tax payments from electing limited partners, which are treated as deemed distributions to such limited partners pursuant to the terms of the respective limited partnership agreement.
Foreign Currency
Investments denominated in non-U.S. currencies are recorded in the consolidated financial statements after translation into U.S. dollars utilizing rates of exchange on the last business day of the period. Interest and dividend income is recorded net of foreign withholding taxes and calculated using the exchange rate in effect when the income is recognized. The effect of changes in exchange rates on assets and liabilities, income and realized gains or losses is included as part of net realized gain (loss) on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations.
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
Receivable for Investments Sold
Receivables for investments sold by the consolidated funds are recorded at net realizable value. Changes in net realizable value are reflected within net change in unrealized appreciation (depreciation) on consolidated funds’ investments and realizations are reflected within net realized gain on consolidated funds’ investments in the consolidated statements of operations.
Investments, at Fair Value
The consolidated funds are primarily investment limited partnerships that reflect their investments, including majority-owned and controlled investments, at fair value. The Company has retained the specialized investment company accounting guidance under GAAP for those consolidated funds with respect to consolidated investments. Thus, the consolidated investments are reflected in the consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
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
December 31, 2014
($ in thousands, except where noted)

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
Exchange-traded Investments
Securities listed on one or more national securities exchanges are valued at their last reported sales price on the date of valuation. If no sale occurred on the valuation date, the security is valued at the mean of the last “bid” and “ask” prices on the valuation date. Securities that are not readily marketable due to legal restrictions that may limit or restrict transferability are generally valued at a discount from quoted market prices. The discount would reflect the amount market participants would require due to the risk relating to the inability to access a public market for the security for the specified period and would vary depending on the nature and duration of the restriction and the perceived risk and volatility of the underlying securities. Securities with longer duration restrictions or higher volatility are generally valued at a higher discount. Such discounts are generally estimated based on put option models or an analysis of market studies. Instances where the Company has applied discounts to quoted prices of restricted listed securities have been infrequent. The impact of such discounts is not material to the Company’s consolidated statements of financial condition and results of operations for all periods presented.
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
December 31, 2014
($ in thousands, except where noted)

other dispositions of investments. Fair values may differ from the values that would have been used had a ready market for the investment existed, and the differences could be material to the consolidated financial statements.
Securities Sold Short
Securities sold short represent obligations of the consolidated funds to make a future delivery of a specific security and, correspondingly, create an obligation to purchase the security at prevailing market prices (or deliver the security, if owned by the consolidated funds) as of the delivery date. As a result, these short sales create the risk that the funds’ obligations to satisfy the delivery requirement may exceed the amount recorded in the accompanying consolidated statements of financial condition.
Securities sold short are recorded at fair value, with the resulting change in value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds’ investments. When the securities are delivered, any gain or loss is included in net realized gain (loss) on consolidated funds’ investments. The funds maintain cash deposits with prime brokers in order to cover their obligations on short sales. These amounts are included in due from brokers in the consolidated statements of financial condition.
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
December 31, 2014
($ in thousands, except where noted)

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
CDS contracts are valued by the Company based in part on quotations provided by an independent pricing service, with changes in value recorded as unrealized appreciation or depreciation. Upfront payments received or paid by the consolidated funds are reflected as an asset or liability in the consolidated statements of financial condition. For further information regarding CDS contracts, please see note 6.
Total Return Swaps
A total return swap is an agreement to exchange cash flows based on an underlying asset. Pursuant to these agreements, a fund may deposit collateral with the counterparty and may pay a swap fee equal to a fixed percentage of the value of the underlying security (notional amount). A fund earns interest on cash collateral held on account with the counterparty and may be required to deposit additional collateral equal to the unrealized appreciation or depreciation on the underlying asset. Changes in the underlying value of the swaps recorded as unrealized gains or losses are based on changes in the underlying value of the security. All amounts exchanged with the swap counterparty representing capital appreciation or depreciation, dividend income and expense, items of interest income on short proceeds, borrowing costs on short sales, and commissions are recorded as realized gains or losses. Dividend income and expense on the underlying assets are accrued as unrealized gains or losses on the ex-date. The average notional amounts of total return swap contracts outstanding during 2014 were $1,358,867 long and $20,955 short. The average notional amounts of total return swaps outstanding during 2013 were $463,596 long and $30,536 short.
Due From Brokers
Due from brokers represents cash owned by the consolidated funds and cash collateral on deposit with brokers and counterparties that are used as collateral for the consolidated funds’ securities and swaps.
Risks and Uncertainties
Certain consolidated funds invest primarily in the securities of entities that are undergoing, or are considered likely to undergo, reorganization, debt restructuring, liquidation or other extraordinary transactions. Investments in such entities are considered speculative and involve substantial risk of principal loss. Certain of the consolidated funds’ investments may also consist of securities that are thinly traded, securities and other assets for which no market exists, and securities which are restricted as to their transferability. Additionally, investments are subject to concentration and industry risks, reflecting numerous factors, including political, regulatory or economic issues that could cause the investments and their markets to be relatively illiquid and their prices relatively volatile. Investments denominated in non-U.S. currencies or involving non-U.S. domiciled entities are subject to risks and special considerations not typically associated with U.S. investments. Such risks may include, but are not limited to, investment and repatriation restrictions; currency exchange-rate fluctuations; adverse political, social and economic developments; less liquidity; smaller capital markets; and certain local tax law considerations.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The consolidated funds may invest in real property and real estate-related investments, including commercial mortgage-backed securities (“CMBS”) and real estate loans, that entail substantial inherent risks. There can be no assurance that such investments will increase in value or that significant losses will not be incurred. CMBS are subject to a number of risks, including credit, interest rate, prepayment and market. These risks can be affected by a number of factors, including general economic conditions, particularly those in the area where the related mortgaged properties are located, the level of the borrowers’ equity in the mortgaged properties, and the relative timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. Real estate loans include residential or commercial loans that are non-performing at the time of their acquisition or that become non-performing following their acquisition. Non-performing real estate loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or write-down of the principal balance. Moreover, foreclosure on collateral securing one or more real estate loans held by the consolidated funds may be necessary, which may be lengthy and expensive. Residential loans are typically subject to risks associated with the value of the underlying properties, which may be affected by a number of factors including general economic conditions, mortgage qualification standards, local market conditions such as employment levels, the supply of homes, and the safety, convenience and attractiveness of the properties and neighborhoods. Commercial loans are typically subject to risks associated with the ability of the borrower to repay, which may be impacted by general economic conditions, as well as borrower-specific factors including the quality of management, the ability to generate sufficient income to make scheduled principal and interest payments, or the ability to obtain alternative financing to repay the loan.
Certain consolidated funds hold over-the-counter derivatives that may allow counterparties to terminate derivative contracts prior to maturity under certain circumstances, thereby resulting in an accelerated payment of any net liability owed to the counterparty.
Recent Accounting Developments
In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The new guidance does not add or remove any of the five characteristics that determine if an entity is a VIE; rather, it focuses on the consolidation criteria used to evaluate whether certain legal entities should be consolidated. Additionally, the new guidance eliminates the presumption that a general partner should consolidate a limited partnership under the voting model. The amendment is intended to simplify the consolidation guidance by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and providing more clarity for reporting entities that typically make use of limited partnerships or VIEs. The guidance is effective for the Company in the first quarter of 2016, with early adoption permitted. The Company may elect to early adopt and is currently evaluating the effect that adoption will have on its consolidated financial statements.
In August 2014, the FASB issued guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the Company in the fourth quarter of 2016, with early adoption permitted. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.
In August 2014, the FASB issued guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity. The guidance applies to reporting entities that are required to consolidate a collateralized financing entity under the VIE guidance when (a) the reporting entity measures all of the financial assets and financial liabilities of that consolidated financing entity at fair value in the consolidated financial statements and (b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance provides an alternative for measuring the financial assets and financial liabilities of a consolidated collateralized financing entity to eliminate differences in the fair value of those financial assets and financial liabilities as determined under GAAP. The guidance is effective for the Company in the first quarter of 2016, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

In May 2014, the FASB and International Accounting Standards Board issued converged guidance on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis, eliminates an entity’s ability to recognize revenue if there is risk of significant reversal, and requires enhanced disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue. The guidance is effective for the Company in the first quarter of 2017, with either full or modified retrospective application. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In June 2013, the FASB issued guidance that amended the criteria by which an entity qualifies as an investment company for accounting purposes. The guidance also clarified the characteristics of and provided measurement and disclosure requirements for an investment company. The Company adopted this guidance in the first quarter of 2014, which resulted in additional disclosures (please see note 13), but did not have a material impact on its consolidated financial statements.
3. BUSINESS COMBINATIONS
On August 1, 2014, the Company completed its acquisition of Highstar for $31.4 million in cash, 100,595 fully-vested OCGH units and contingent consideration of up to $60.0 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree’s consolidated financial statements, resulted in $50.8 million of goodwill, $28.0 million of intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV, L.P. (“HS IV”), and $72.2 million of non-controlling interests in certain acquired subsidiaries that principally relate to investments in HS IV. Effective August 1, 2014, the Company consolidated the financial position and results of operations of the controlled Highstar entities, including HS IV, and accounted for this transaction as a business combination. Please see note 13 for information on the contingent consideration liability.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

4. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments:	2014	2013	2014	2013
United States:
Debt securities:
Consumer discretionary	$3,173,576	$3,017,755	6.8%	7.6%
Consumer staples	692,890	801,959	1.5	2.0
Energy	1,028,317	650,336	2.2	1.6
Financials	805,337	554,115	1.7	1.4
Government	140,053	—	0.3	—
Health care	1,010,462	600,570	2.2	1.5
Industrials	1,795,909	1,768,600	3.9	4.4
Information technology	1,167,635	1,130,614	2.5	2.8
Materials	1,288,947	1,094,476	2.8	2.7
Telecommunication services	372,457	289,046	0.8	0.7
Utilities	1,409,408	2,182,098	3.0	5.6
Total debt securities (cost: $13,611,109 and $12,008,435 as of December 31, 2014 and 2013, respectively)	12,884,991	12,089,569	27.7	30.3
Equity securities:
Consumer discretionary	2,475,318	3,164,000	5.3	7.9
Consumer staples	530,305	482,521	1.1	1.2
Energy	1,756,480	570,839	3.8	1.4
Financials	7,720,904	6,474,365	16.6	16.3
Health care	224,705	310,582	0.5	0.8
Industrials	2,970,356	1,840,900	6.4	4.6
Information technology	176,097	227,608	0.4	0.6
Materials	1,207,523	923,933	2.6	2.3
Telecommunication services	21,616	51,881	0.0	0.1
Utilities	329,175	193,984	0.7	0.5
Total equity securities (cost: $13,911,333 and $11,104,484 as of December 31, 2014 and 2013, respectively)	17,412,479	14,240,613	37.4	35.7

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments:	2014	2013	2014	2013
Europe:
Debt securities:
Consumer discretionary	$1,371,689	$1,519,530	3.0%	3.8%
Consumer staples	242,513	159,489	0.5	0.4
Energy	370,456	295,942	0.8	0.7
Financials	803,468	612,123	1.7	1.5
Health care	147,661	39,189	0.3	0.1
Industrials	344,642	378,797	0.7	1.0
Information technology	41,960	22,216	0.1	0.1
Materials	421,327	663,984	0.9	1.7
Telecommunication services	142,322	175,231	0.3	0.4
Utilities	24,668	18,581	0.1	0.0
Total debt securities (cost: $3,803,751 and $3,349,740 as of December 31, 2014 and 2013, respectively)	3,910,706	3,885,082	8.4	9.7
Equity securities:
Consumer discretionary	311,847	198,045	0.7	0.5
Consumer staples	59,628	385,595	0.1	1.0
Energy	92,416	129,207	0.2	0.3
Financials	4,760,386	2,763,198	10.2	6.9
Government	635	—	0.0	—
Health care	52,887	13,084	0.1	0.0
Industrials	1,226,825	784,524	2.6	2.0
Information technology	1,190	1,341	0.0	0.0
Materials	398,559	249,732	0.9	0.6
Telecommunication services	—	1,382	—	0.0
Total equity securities (cost: $5,884,950 and $4,111,171 as of December 31, 2014 and 2013, respectively)	6,904,373	4,526,108	14.8	11.3
Asia and other:
Debt securities:
Consumer discretionary	140,732	93,087	0.3	0.2
Consumer staples	7,927	25,424	0.0	0.1
Energy	217,299	74,167	0.5	0.2
Financials	18,935	159,369	0.0	0.4
Government	50,073	—	0.1	—
Health care	48,977	31,057	0.1	0.1
Industrials	420,323	1,247,793	0.9	3.1
Information technology	23,555	21,842	0.1	0.1
Materials	252,965	84,107	0.6	0.2
Telecommunication services	—	1,884	—	0.0
Utilities	9,113	6,808	0.0	0.0
Total debt securities (cost: $1,168,453 and $1,639,694 as of December 31, 2013 and 2012, respectively)	1,189,899	1,745,538	2.6	4.4

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments:	2014	2013	2014	2013
Asia and other:
Equity securities:
Consumer discretionary	$664,077	$422,731	1.4%	1.1%
Consumer staples	113,471	42,937	0.2	0.1
Energy	298,040	267,494	0.6	0.7
Financials	1,518,532	1,211,033	3.3	3.0
Health care	22,899	8,124	0.1	0.0
Industrials	937,455	1,136,934	2.0	2.9
Information technology	322,592	130,714	0.7	0.3
Materials	145,657	63,395	0.3	0.2
Telecommunication services	39,244	17,719	0.1	0.0
Utilities	169,384	123,897	0.4	0.3
Total equity securities (cost: $3,393,453 and $2,734,160 as of December 31, 2014 and 2013, respectively)	4,231,351	3,424,978	9.1	8.6
Total debt securities	17,985,596	17,720,189	38.7	44.4
Total equity securities	28,548,203	22,191,699	61.3	55.6
Total investments, at fair value	$46,533,799	$39,911,888	100.0%	100.0%
Securities Sold Short:
Securities sold short – equities (proceeds: $70,760 and $137,092 as of December 31, 2014 and 2013, respectively)	$(64,438)	$(140,251)
As of December 31, 2014 and 2013, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.
Net Gains From Investment Activities of Consolidated Funds
Net gains from investment activities in the consolidated statements of operations consist primarily of the realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments. Upon disposition of an investment, unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2014		2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$1,937,061	$(1,080,571)	$3,649,821	$2,152,662	$4,421,219	$952,478
Foreign currency forward contracts (1)	179,675	278,647	(217,234)	(286,336)	85,773	(148,791)
Total-return, credit-default and interest-rate swaps (1)	54,437	(193,079)	89,333	(22,619)	66,992	33,445
Options and futures (1)	(38,431)	6,513	(17,922)	(238)	(13,202)	(1,972)
Swaptions (1)(2)	(1,158)	(4,770)	—	—	—	—
Total	$2,131,584	$(993,260)	$3,503,998	$1,843,469	$4,560,782	$835,160

(1)	Please see note 6 for additional information.

(2)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.
5. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and liabilities by fair-value hierarchy level are set forth below. Please see notes 7 and 15 for the fair value of the Company's outstanding debt obligations and due from/to affiliates, respectively.

	As of December 31, 2014				As of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury securities (1)	$655,529	$—	$—	$655,529	$676,600	$—	$—	$676,600
Forward currency contracts (2)	—	24,499	—	24,499	—	7,893	—	7,893
Total-return swap (2)	—	—	—	—	—	4,515	—	4,515
Total assets	$655,529	$24,499	$—	$680,028	$676,600	$12,408	$—	$689,008

Liabilities
Contingent consideration (3)	$—	$—	$(27,245)	$(27,245)	$—	$—	$—	$—
Forward currency contracts (3)	—	(3,439)	—	(3,439)	—	(6,141)	—	(6,141)
Interest-rate swaps (3)	—	(2,317)	—	(2,317)	—	(4,171)	—	(4,171)
Total liabilities	$—	$(5,756)	$(27,245)	$(33,001)	$—	$(10,312)	$—	$(10,312)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The short-term nature of cash and cash-equivalents held at the consolidated funds causes their carrying value to approximate fair value. The fair value of cash-equivalents is a Level I valuation. The table below summarizes the investments and other financial instruments of the consolidated funds by fair-value hierarchy level:

	As of December 31, 2014				As of December 31, 2013
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$8,135,722	$1,555,656	$9,691,378	$—	$7,352,129	$2,809,437	$10,161,566
Corporate debt – all other	4,039	5,539,518	2,750,661	8,294,218	798	5,125,646	2,432,179	7,558,623
Equities – common stock	6,042,583	505,459	9,044,579	15,592,621	4,804,068	1,109,270	6,700,015	12,613,353
Equities – preferred stock	3,148	—	1,320,752	1,323,900	4,101	8,483	919,771	932,355
Real estate	—	—	9,216,056	9,216,056	—	37,184	6,221,294	6,258,478
Real estate loan portfolios	—	—	2,399,105	2,399,105	—	—	2,369,441	2,369,441
Other	945	—	15,576	16,521	2,656	1,708	13,708	18,072
Total investments	6,050,715	14,180,699	26,302,385	46,533,799	4,811,623	13,634,420	21,465,845	39,911,888
Derivatives:
Forward currency contracts	—	254,929	—	254,929	—	51,765	—	51,765
Swaps	—	4,217	—	4,217	—	18,318	—	18,318
Options and futures	—	36,568	—	36,568	101	18,037	—	18,138
Swaptions	—	483	—	483	—	6,716	—	6,716
Total derivatives	—	296,197	—	296,197	101	94,836	—	94,937
Total assets	$6,050,715	$14,476,896	$26,302,385	$46,829,996	$4,811,724	$13,729,256	$21,465,845	$40,006,825

Liabilities
Securities sold short – equities	$(64,438)	$—	$—	$(64,438)	$(140,251)	$—	$—	$(140,251)
Derivatives:
Forward currency contracts	—	(54,663)	—	(54,663)	—	(135,246)	—	(135,246)
Swaps	—	(172,672)	(10,687)	(183,359)	—	(7,096)	—	(7,096)
Options and futures	(11,051)	(3,918)	—	(14,969)	(5,030)	(1,184)	—	(6,214)
Swaptions	—	(518)	—	(518)	—	(1,324)	—	(1,324)
Total derivatives	(11,051)	(231,771)	(10,687)	(253,509)	(5,030)	(144,850)	—	(149,880)
Total liabilities	$(75,489)	$(231,771)	$(10,687)	$(317,947)	$(145,281)	$(144,850)	$—	$(290,131)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of the Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Other	Total
2014:
Beginning balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Transfers into Level III	930,966	222,357	1,044,659	1,017	474,098	—	—	—	2,673,097
Transfers out of Level III	(2,121,960)	(19,480)	(809,815)	(97,171)	(120,120)	—	—	—	(3,168,546)
Purchases	1,083,224	1,021,815	2,944,074	328,507	2,943,580	950,256	—	2,000	9,273,456
Sales	(1,121,409)	(888,147)	(917,197)	(85,470)	(1,688,713)	(1,277,993)	(3,939)	(4,469)	(5,987,337)
Realized gains (losses), net	135,890	114,436	170,598	(14,462)	275,717	175,962	3,939	3,363	865,443
Unrealized appreciation (depreciation), net	(160,492)	(132,499)	(87,755)	268,560	1,110,200	181,439	(10,687)	974	1,169,740
Ending balance	$1,555,656	$2,750,661	$9,044,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$15,576	$26,291,698
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(27,075)	$114,613	$264,486	$299,817	$1,468,857	$181,439	$(10,687)	$(132)	$2,291,318
2013:
Beginning balance	$2,253,476	$3,159,051	$8,101,051	$650,096	$3,946,142	$1,737,822	$44,705	$15,547	$19,907,890
Transfers into Level III	377,448	2,410	367,562	387,757	15,055	—	—	—	1,150,232
Transfers out of Level III	(656,354)	(327,612)	(1,222,610)	(35,771)	—	—	—	—	(2,242,347)
Purchases	1,673,352	428,783	1,437,693	280,531	2,200,559	1,226,791	—	—	7,247,709
Sales	(1,120,160)	(1,029,515)	(2,590,023)	(316,187)	(978,064)	(866,588)	(91,101)	—	(6,991,638)
Realized gains (losses), net	33,427	120,610	956,094	41,553	194,681	39,755	91,070	(27,386)	1,449,804
Unrealized appreciation (depreciation), net	248,248	78,452	(349,752)	(88,208)	842,921	231,661	(44,674)	25,547	944,195
Ending balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$198,469	$165,124	$246,039	$(42,108)	$777,549	$231,662	$—	$(1,783)	$1,574,952
Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations.
Transfers between Level I and Level II positions for the year ended December 31, 2014 included $739.7 million from Level II to Level I due to the removal of discounts on three exchange-traded common equity investments upon the expiration of lockup periods and increased trading volume for one exchange-traded common equity investment. Transfers between Level I and Level II positions for the year ended December 31, 2013 included $1.3 billion from Level II to Level I, as certain common equity investments began trading on a securities exchange.
Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market trading activity or completed an initial public offering during the respective period and thus

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

were valued using observable inputs. Transfers into Level III typically reflected either investments that experienced a less significant level of market trading activity during the period or portfolio companies that undertook restructurings or bankruptcy proceedings and thus were valued in the absence of observable inputs.
The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2014:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$164,401	Discounted cash flow (1)	Discount rate	5% – 12%	11%
	487,784	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 10x	5x
	133,410	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	119,219	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	280,827	Discounted cash flow (1)	Discount rate	9% – 14%	12%
	205,639	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	228,804	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	55,472	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	240,935	Discounted cash flow (1)	Discount rate	5% – 20%	13%
	206,763	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	10% – 14%	12%
	13,358	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 8x	7x
	83,020	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	121,888	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	113,500	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	77,008	Discounted cash flow (1)	Discount rate	11% – 13%	12%
	189,081	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	15% – 17%	16%
	250,803	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	64,490	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	449,065	Discounted cash flow (1)	Discount rate	5% – 13%	11%
	376,237	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 8x	8x
	123,842	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	310,084	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
Energy:	47,524	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	1,045,233	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 18x	12x
	60,409	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	432,717	Other	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Financials:	$116,328	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	6% – 8%	7%
	646,720	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.1x	1x
	171,844	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	140,804	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	2,086,026	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 15x	9x
	2,313,549	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.2x	1x
	100,655	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	397,377	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	1,154,908	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	8x
	70,123	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	1,477	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Other:	1,371,935	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 12x	8x
	55,769	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	151,933	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Real estate-oriented investments:
	3,276,236	Discounted cash flow (1)(7)	Discount rate	6% – 44%	13%
			Terminal capitalization rate	6% – 10%	8%
			Direct capitalization rate	5% – 9%	7%
			Net operating income growth rate	0% – 37%	10%
			Absorption rate	19% – 44%	38%
	262,218	Market approach (comparable companies) (2)	Earnings multiple (3)	12x – 18x	13x
	766,755	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.5x	1.4x
	915,247	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	2,625,026	Recent market information (6)	Quoted prices / discount	0% – 6%	4%
	245,316	Recent market information (6) / Market approach (comparable companies) (2)	Quoted prices / discount (discount not applicable) / Earnings multiple (3)	7x – 9x	8x
	1,075,459	Sales approach (8)	Market transactions	Not applicable	Not applicable
	49,799	Other	Not applicable	Not applicable	Not applicable
Real estate loan portfolios:
	2,019,261	Discounted cash flow (1)(7)	Discount rate	8% – 16%	13%
	379,844	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other	15,576
Total Level III investments	$26,291,698

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2013:

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
December 31, 2014
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

(3)
Earnings multiples are based on comparable public companies and transactions with comparable companies. The Company typically utilizes multiples of EBITDA; however, in certain cases the Company may use other earnings multiples believed to be most relevant to the investment. The Company typically applies the multiple to trailing-twelve months’ EBITDA. However, in certain cases other earnings measures, such as pro forma EBITDA, may be utilized if deemed to be more relevant.

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
December 31, 2014
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
During the year ended December 31, 2014, the valuation technique for one Level III equity security and one Level III credit-oriented security changed from a valuation based on recent market information to a market approach based on comparable companies, because the investee underwent a restructuring and its securities are no longer traded. The valuation technique for two Level III equity securities and one Level III credit-oriented security changed from a valuation based on a discounted cash flow to a market approach based on comparable companies as a result of the stabilization of the underlying investments. One equity investment changed from a market approach based on the value of underlying assets to a valuation based on recent market information as a result of a pending transaction in which the consolidated funds are expected to receive shares of publicly traded stock in exchange for their current equity investment. One real estate-oriented investment commenced trading on a securities exchange; thus, it changed from a market approach based on comparable companies to a valuation based on recent market information, as adjusted for factors stemming from the structure of the equity interests owned by the consolidated funds. One Level III real estate-oriented investment changed from a valuation based on recent market information to a market approach based on comparable companies as a result of a lack of recent market transaction data. Additionally, two real estate-oriented investments changed from a sales approach based on recent market transactions to a discounted cash flow approach reflecting a change to a model-based approach driven by a reduction in recent observable market data.
During the year ended December 31, 2013, one Level III real estate-oriented investment commenced trading on a securities exchange causing its valuation technique to change from a market approach based on the value of underlying assets to a valuation based on recent market information, as adjusted for factors stemming from the structure of the equity interests owned by the consolidated funds. Additionally, the valuation technique for certain Level III real estate loan portfolios changed to a discounted cash flow method from a combination of recent market and sales information due to the lack of recent market transactions. One Level III credit-oriented investment changed to a market approach based on comparable companies from a valuation based on underlying assets as a result of a change in the composition of the underlying investment.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

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
In January 2013, the Company entered into an interest-rate swap with a notional value of $175.0 million, of which $168.8 million was designated to hedge a portion of the interest-rate risk associated with its variable-rate borrowings. As of December 31, 2014, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $348.8 million. These hedges continued to be effective as of that date. As of December 31, 2013, the Company had two interest-rate swaps designated as cash-flow hedges with a combined notional value of $378.8 million.
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
In February 2014, the Company closed its TRS position resulting in realized gains of $7.1 million, and received $1.4 million in cash at closing. In connection with the launch of a CLO, the Company contributed the $50.0 million cash collateral deposit and $5.7 million of remaining realized gains due from the counterparty under the TRS agreement, and an additional $4.5 million in cash, to the CLO. The CLO purchased the underlying reference securities that were held by the counterparty under the TRS agreement at fair value of $312.9 million plus $1.0 million of interest receivable. The CLO paid $258.2 million in cash, net of the $50.0 million cash collateral deposit and $5.7 million of realized gains due from the counterparty under the TRS agreement. The CLO was funded with the Company’s $60.2 million in aggregate contributions and net proceeds of $450.0 million in cash from the issuance of $456.0 million in senior secured notes to a third party, net of $6.0 million in debt issuance costs. Please see note 7 for more information regarding CLO loans payable.
Freestanding derivatives are instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These instruments may include foreign currency exchange contracts, interest-rate swaps and other derivative contracts.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The fair value of forward currency sell contracts consisted of the following:

As of December 31, 2014:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Amount in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/8/15-12/31/15	206,820	$266,569	$250,789	$15,780
USD (buy GBP), expiring 1/8/15-12/31/15	88,081	88,081	91,485	(3,404)
Japanese Yen, expiring 1/30/15-12/30/15	7,420,600	70,784	62,100	8,684
Total		$425,434	$404,374	$21,060
As of December 31, 2013:
Euro, expiring 1/8/14-10/31/14	115,685	$153,959	$159,485	$(5,526)
USD (buy GBP), expiring 1/8/14-9/30/14	54,361	54,361	50,286	4,075
GBP, expiring 4/30/14	3,000	4,643	4,966	(323)
Japanese Yen, expiring 1/31/14-1/30/15	6,261,700	63,107	59,581	3,526
Total		$276,070	$274,318	$1,752
There were no TRS positions outstanding as of December 31, 2014. The fair value of the TRS contract as of December 31, 2013 is included in other assets in the consolidated statements of financial condition and is shown below:

	As of December 31, 2013
	Notional	Fair Value
Total-return swap	$189,089	$4,515
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the consolidated statements of operations as follows:

	For the Year Ended December 31,
Foreign Currency Forward Contracts:	2014	2013	2012
General and administrative expenses (1)	$31,772	$3,763	$1,545

Total-return Swap:
Investment income	$2,554	$4,515	$—

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of both December 31, 2014 and 2013, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The impact of derivative instruments held by the consolidated funds on the consolidated statements of operations was as follows:

	Year Ended December 31,
	2014		2013		2012
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$179,675	$278,647	$(217,234)	$(286,336)	$85,773	$(148,791)
Total-return, credit-default and interest-rate swaps	54,437	(193,079)	89,333	(22,619)	66,992	33,445
Options and futures	(38,431)	6,513	(17,922)	(238)	(13,202)	(1,972)
Swaptions	(1,158)	(4,770)	—	—	—	—
Total	$194,523	$87,311	$(145,823)	$(309,193)	$139,563	$(117,318)
Foreign Currency Forward Contracts
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
The average notional amounts of foreign currency contracts outstanding during 2014 were $4.9 billion long and $293.1 million short, and during 2013 were $4.5 billion long and $243.6 million short. Outstanding foreign currency contracts as of December 31, 2014 and 2013, which included $254.9 million and $51.8 million of gross unrealized appreciation, and $54.7 million and $135.2 million of gross unrealized depreciation, respectively, were as follows:

As of December 31, 2014:	Buy (Sell) Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Amount in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/15/15-11/10/17	(1,750,676)	$2,157,379	$2,063,471	$93,908
Pound Sterling, expiring 1/15/15-11/13/15	(1,502,240)	2,415,637	2,334,072	81,565
Canadian Dollar, expiring 2/12/15-5/14/15	(40,491)	36,125	34,355	1,770
Australian Dollar, expiring 5/14/15	(452,812)	372,065	367,066	4,999
Hong Kong Dollar, expiring 1/22/15	(33,463)	2,037	2,037	—
Japanese Yen, expiring 1/15/15-11/27/15	(27,531,226)	237,931	228,584	9,347
Swiss Franc, expiring 1/22/15	(550)	581	554	27
Singapore Dollar, expiring 1/22/15	(3,396)	856	788	68
South Korean Won, expiring 2/2/15-7/23/15	(95,179,385)	88,233	86,302	1,931
New Zealand Dollar, expiring 2/12/15-5/14/15	(170,103)	130,519	131,417	(898)
Danish Krone, expiring 11/4/15	(336,981)	56,723	54,992	1,731
Indian Rupee, expiring 3/2/15-12/1/15	165,828	(2,001)	(2,526)	525
Swedish Krona, expiring 1/22/15	(3,963)	284	245	39
Israeli New Sheqel, expiring 2/27/15	487,100	(121,007)	(124,720)	3,713
U.S. Dollar (buy Euro), expiring 2/24/15-6/29/15	(31,528)	33,636	32,095	1,541
Total		$5,408,998	$5,208,732	$200,266

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

As of December 31, 2013:	Buy (Sell) Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/6/14-3/4/15	(1,324,989)	$1,832,932	$1,878,449	$(45,517)
Pound Sterling, expiring 1/6/14-12/12/14	(905,090)	1,437,028	1,510,779	(73,751)
Canadian Dollar, expiring 1/16/14-2/13/14	(8,289)	7,864	7,706	158
Australian Dollar, expiring 1/16/14-6/12/14	(404,642)	376,193	361,010	15,183
Hong Kong Dollar, expiring 1/23/14	(37,208)	4,800	4,799	1
Japanese Yen, expiring 1/10/14-11/28/14	(37,773,587)	383,383	359,072	24,311
Swiss Franc, expiring 1/23/14	(2,355)	2,635	2,648	(13)
Singapore Dollar, expiring 1/23/14	(5,741)	2,717	2,633	84
South Korean Won, expiring 1/23/14	(1,236,110)	1,161	1,177	(16)
New Zealand Dollar, expiring 2/13/14-6/12/14	(114,303)	94,065	92,984	1,081
Danish Krone, expiring 11/4/14	(314,524)	57,007	58,047	(1,040)
Indian Rupee, expiring 1/2/14-12/1/15	424,331	(6,106)	(6,502)	396
Korean Won, expiring 2/4/14-7/23/14	(104,273,576)	93,775	98,133	(4,358)
Total		$4,287,454	$4,370,935	$(83,481)
Credit Default Swaps
Changes in the value of a CDS are recorded as unrealized appreciation or depreciation. Upfront payments received or paid by the consolidated funds are reflected as an asset or liability in the consolidated statements of financial condition. As of December 31, 2014, there were no CDS contracts outstanding.
As of December 31, 2013, payments in the amount of $3,506 had been received as upfront payments. Periodic premiums received or payments made by the consolidated funds are recorded as realized gains or losses on consolidated funds’ investments, respectively, in the consolidated statements of operations. Gains or losses are realized upon early termination of the swap agreement. Collateral, in the form of cash or securities, may be required to be held in segregated accounts with a custodian in compliance with a CDS contract.
As of December 31, 2013, the consolidated funds had bought protection on various index swaps. The maximum receipts on these buy protection contracts were approximately $50,000, with terms up to five years. The net unrealized depreciation on these contracts was $4,335 as of December 31, 2013.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
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

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2014				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$24,499	$—	$24,499	$5,756	$—	$18,743
Total-return swaps	—	—	—	—	—	—
Subtotal	24,499	—	24,499	5,756	—	18,743
Derivative assets of consolidated funds:
Foreign currency forward contracts	254,929	—	254,929	51,260	—	203,669
Total-return, credit-default and interest-rate swaps	4,217	—	4,217	512	—	3,705
Options and futures	36,568	—	36,568	12,605	—	23,963
Swaptions	483	—	483	483	—	—
Subtotal	296,197	—	296,197	64,860	—	231,337
Total	$320,696	$—	$320,696	$70,616	$—	$250,080

Derivative Liabilities:
Foreign currency forward contracts	$(3,439)	$—	$(3,439)	$(3,439)	$—	$—
Interest-rate swaps	(2,317)	—	(2,317)	(2,317)	—	—
Subtotal	(5,756)	—	(5,756)	(5,756)	—	—
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(54,663)	—	(54,663)	(51,088)	—	(3,575)
Total-return, credit-default and interest-rate swaps	(183,359)	—	(183,359)	(9,427)	(156,011)	(17,921)
Options and futures	(14,969)	—	(14,969)	(3,863)	(11,106)	—
Swaptions	(518)	—	(518)	(483)	—	(35)
Subtotal	(253,509)	—	(253,509)	(64,861)	(167,117)	(21,531)
Total	$(259,265)	$—	$(259,265)	$(70,617)	$(167,117)	$(21,531)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

7. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of December 31,
	2014	2013
$75,000, 5.03%, issued in June 2004, payable in seven equal annual installments starting June 14, 2008	$—	$10,714
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	50,000	50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, variable rate term loan issued in December 2012, payable 2.5% per quarter through September 2017, final $125,000 payment on December 21, 2017, prepaid in March 2014	—	218,750
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2019	250,000	—
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	—
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	—
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	—
Total remaining principal	$850,000	$579,464
Future principal payments of debt obligations as of December 31, 2014 were as follows:

2015	$—
2016	100,000
2017	—
2018	—
2019	500,000
Thereafter	250,000
Total	$850,000
The Company was in compliance with all financial covenants associated with its senior notes and credit facility as of December 31, 2014 and 2013.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $895.9 million and $611.1 million as of December 31, 2014 and 2013, respectively, utilizing an average borrowing rate of 3.2% for both periods. As of December 31, 2014, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $879.8 million, whereas a 10% decrease would increase the estimated fair value to $912.6 million.
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
December 31, 2014
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
In March 2014, the Company’s subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250.0 million fully-funded term loan (the “Term Loan”) and a $500.0 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250.0 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50.0 billion. As of December 31, 2014, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial covenants.
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
The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value for all periods presented due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and was $2.8 billion as of December 31, 2014 using prices obtained from pricing vendors, and approximated carrying value as of December 31, 2013 due to a resulting yield that approximated the market rate. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. As of December 31, 2014, the consolidated funds were in compliance with all covenants.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit Agreement	Outstanding Amount as of December 31,		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	2014	2013
Credit facility (3)	$434,000	$434,000	$435,000	1.45%	11/14/2018	N/A	N/A
Senior variable rate notes (3)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (3)	499,322	498,916	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (3)	402,422	402,375	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	64,500	64,500	$64,500	1.65%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	420,000	—	$420,000	1.47%	8/15/2015	N/A	N/A
Senior variable rate notes (3)	84,399	—	$86,000	2.10%	8/15/2015	N/A	N/A
Credit facility (3)(4)	—	—	$650,000	1.25%	4/11/2017	N/A	N/A
Senior variable rate notes (3)	332,706	—	$333,000	1.56%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	76,648	—	$78,000	2.30%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	39,049	—	$40,000	3.20%	11/15/2025	N/A	N/A
Revolving credit facility	50,054	—	$450,000	2.60%	8/14/2015	0.25%	2.00%
Revolving credit facility	500,000	400,000	$500,000	1.60%	6/26/2015	0.25%	N/A
Revolving credit facility	—	67,000	$150,000	1.75%	12/15/2014	0.35%	N/A
Revolving credit facility	—	—	$65,000	1.75%	5/20/2015	0.35%	N/A
Revolving credit facility	800	—	$55,000	2.00%	12/15/2015	0.35%	2.00%
Euro-denominated revolving credit facility	650,725	13,090	€550,000	1.65%	2/25/2016	0.25%	1.65%
Euro-denominated revolving credit facility	97,925	—	€100,000	1.95%	2/2/2016	0.40%	1.95%
Revolving credit facility	—	2,800	$10,000	2.25%	9/1/2014	0.38%	N/A
Revolving credit facility	146,000	165,000	$350,000	1.65%	3/22/2015	0.25%	N/A
Revolving credit facility	201,739	—	$250,000	1.60%	1/16/2017	0.25%	1.60%
Revolving credit facility	2,000	—	$35,000	1.50%	12/11/2015	0.20%	N/A
Revolving credit facility	93,943	—	$100,000	1.60%	9/8/2016	0.25%	2.00%
Revolving credit facility	56,697	—	$61,000	2.95%	3/15/2019	N/A	N/A
Revolving credit facility	88,000	—	$103,065	2.75%	12/16/2018	1.00%	N/A
Credit facility (5)	214,423	—	$214,423	2.03%	Various	N/A	N/A
	$4,704,852	$2,297,181

(1)	The facilities bear interest, at the borrower’s option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of December 31, 2014 and 2013, outstanding standby letters of credit totaled $43,326 and $55,954, respectively.

(3)	The senior variable rate notes and credit facilities are collateralized by the portfolio investments and cash and cash-equivalents of the fund.

(4)	The LIBOR margin is 1.25% through April 11, 2015, and 2.50% thereafter.

(5)
The credit facility is collateralized by specific investments of the fund. Of the total balance outstanding, $155.9 million matures in March 2015, $30.6 million matures in February 2016 and $27.9 million matures in November 2016.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

Collateralized Loan Obligation Loans Payable
Debt obligations of the CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans held by CLOs that had not priced as of period end. The table below sets forth the outstanding loans payable of the CLOs as of December 31, 2014.

	As of December 31, 2014
	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)	$456,567	$449,167	2.25%	10.3
Senior secured notes (3)	453,821	454,274	2.43%	12.0
Senior secured notes (4)	85,776	85,468	2.61%	4.0
Senior secured notes (5)	405,018	402,649	2.32%	12.7
Subordinated note (6)	25,500	25,500	N/A	12.0
Subordinated note (6)	23,596	23,596	N/A	12.7
Term loan (7)	151,257	151,257	1.24%	1.8
	$1,601,535	$1,591,911

(1)
The debt obligations of the CLOs are Level III valuations and were valued using prices obtained from pricing vendors or recent transactions. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. Financial instruments that are valued based on recent transactions are generally defined as securities purchased or sold within six months of the valuation date.  The fair value may also be based on a pending transaction expected to close after the valuation date. For recently issued debt obligations, the carrying value approximates fair value.

(2)	The weighted average interest rate was LIBOR plus 2.01%.

(3)	The weighted average interest rate was LIBOR plus 2.21%.

(4)
The interest rate was LIBOR plus a margin determined based on a formula as defined in the respective borrowing agreements, which incorporate different borrowing values based on the characteristics of collateral investments purchased.  The weighted average unused commitment fee rate ranged from 0% to 2.0%.

(5)	The weighted average interest rate was EURIBOR plus 2.25%.

(6)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.

(7)
The term loan had a total facility capacity of €325.0 million as of December 31, 2014. The interest rate represents an interpolated rate based on the three and six-month EURIBOR plus 1.20%. The unused commitment fee was 0.30%. The carrying value approximates fair value due to the recent issuance date.

The obligations with respect to the CLO loans payable are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of December 31, 2014, the fair value of the CLO assets was $2.1 billion and consisted of cash, corporate loans, corporate bonds and other securities. As of December 31, 2013, there were no assets or liabilities outstanding associated with the CLOs.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

Future scheduled principal payments with respect to the CLO loans payable as of December 31, 2014 were as follows:

2015	$—
2016	151,257
2017	—
2018	85,776
2019	—
Thereafter	1,364,502
Total	$1,601,535

8. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been grossed up in the table below.

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$38,834,831	$39,670,831	$41,048,607
Contributions	9,420,044	6,507,188	6,441,090
Distributions	(7,962,362)	(12,783,673)	(13,993,859)
Net income	1,647,753	5,163,939	6,016,342
Change in distributions payable	(528,051)	105,735	49,109
Change in accrued or deferred contributions	(26,760)	—	41,000
Initial consolidation of a fund	902,979	—	—
Foreign currency translation and other	(607,279)	170,811	68,542
Ending balance	$41,681,155	$38,834,831	$39,670,831

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

9. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to third parties and to OCGH unitholders’ economic interest in the Oaktree Operating Group, or OCGH non-controlling interest. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of December 31, 2014 and 2013, respectively, OCGH units represented 109,088,901 of the total 152,852,620 Oaktree Operating Group units and 112,584,211 of the total 151,056,717 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,640,594 and $1,655,911 as of December 31, 2014 and 2013, respectively, the OCGH non-controlling interest was $1,170,893 and $1,234,169. As of December 31, 2014, non-controlling interests attributable to third parties was $95,068.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Quarterly Period Ended	Distribution Per Unit
November 13, 2014	November 10, 2014	September 30, 2014	$0.62
August 14, 2014	August 11, 2014	June 30, 2014	0.55
May 15, 2014	May 12, 2014	March 31, 2014	0.98
February 27, 2014	February 24, 2014	December 31, 2013	1.00
Total 2014			$3.15

November 15, 2013	November 13, 2013	September 30, 2013	$0.74
August 20, 2013	August 16, 2013	June 30, 2013	1.51
May 21, 2013	May 17, 2013	March 31, 2013	1.41
March 1, 2013	February 25, 2013	December 31, 2012	1.05
Total 2013			$4.71

November 20, 2012	November 16, 2012	September 30, 2012	$0.55
August 21, 2012	August 17, 2012	June 30, 2012	0.79
May 25, 2012	May 21, 2012	March 31, 2012	0.55
March 7, 2012	March 1, 2012	December 31, 2011	0.42
Total 2012			$2.31

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The following table sets forth a summary of the net income attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Year Ended December 31,
	2014	2013	2012
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	110,078	115,992	122,369
Class A unitholders	42,582	34,979	28,170
Total weighted average units outstanding	152,660	150,971	150,539
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$386,398	$824,795	$548,265
Net income attributable to Class A unitholders	146,446	243,250	126,826
Oaktree Operating Group net income (1)	$532,844	$1,068,045	$675,091
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$146,446	$243,250	$126,826
Non-Operating Group other income	—	—	6,260
Non-Operating Group expenses	(1,645)	(1,195)	(553)
Income tax expense of Intermediate Holding Companies	(18,518)	(20,057)	(24,723)
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810

(1)	Oaktree Operating Group net income attributable to other non-controlling interests was $12,981 and is not reflected in the table above.
The effects of changes in the Company’s ownership interest in the Oaktree Operating Group are set forth below:

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810
Equity reallocation between controlling and non-controlling interests	51,525	79,052	69,097
Change from net income (loss) attributable to Oaktree Capital Group, LLC and transfers from (to) non-controlling interest	$177,808	$301,050	$176,907
On March 10, 2014, the Company issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to the Company. The Company did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in the Company’s business from certain of the Company’s directors, employees and other investors, including certain senior executives and other members of the Company’s senior management.
In May 2013, the Company issued and sold 8,050,000 Class A units in a public offering at a price to the public of $53.50 per Class A unit (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to the Company, after deducting underwriting discounts and commissions. The Company did not retain any proceeds from the sale of Class A units in the May 2013 Offering. The net proceeds from the May 2013 Offering were used to acquire interests in the Company’s business from certain of the Company’s directors, employees and other investors, including certain senior executives and other members of the Company’s senior management.
In June 2012, the Company repurchased and subsequently canceled 400,000 Class A units from an unrelated third party broker-dealer in a privately negotiated transaction. The aggregate purchase price was $14.1

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

million excluding commissions, which represented a per unit price of $35.30. The Company repurchased the Class A units using cash on hand. The Company did not repurchase any Class A units for the years ended December 31, 2014 and 2013.
Please see notes 10, 11 and 12 for additional information regarding transactions that impacted unitholders’ capital.
10. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2014	2013	2012
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810
Weighted average number of Class A units outstanding (basic and diluted)	42,582	34,979	28,170
Basic and diluted net income per Class A unit	$2.97	$6.35	$3.83
Vested OCGH units may be exchangeable on a one-for-one basis into Class A units, subject to certain restrictions. As of December 31, 2014, there were 109,088,901 OCGH units outstanding, which are vested or will vest through August 1, 2024, that may ultimately be exchanged into 109,088,901 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group; however, the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period. As such, those units were not included in the computation of diluted earnings per unit for the years ended December 31, 2014, 2013 and 2012.
In connection with the August 1, 2014 Highstar acquisition, the Company has a contingent consideration obligation, a portion of which is payable in fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years. As of December 31, 2014, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the year ended December 31, 2014.
11. EQUITY-BASED COMPENSATION
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of December 31, 2014, a maximum of 22,658,508 units have been authorized to be awarded pursuant to the 2011 Plan, and 7,047,186 units (including 2,000,000 EVUs and 33,608 phantom units) have been awarded (of which 6,877,186 units have been issued) under the 2011 Plan. A total of 4,954,976 OCGH units were awarded and issued pursuant to the 2007 Oaktree Capital Group Equity Incentive Plan, which was discontinued for future issuances on March 28, 2012. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Class A and OCGH units issued and outstanding were 152,852,620 as of December 31, 2014.
Pursuant to the Company’s exchange agreement, as amended, the general partner of OCGH may elect at its discretion to declare an open period during which an OCGH unitholder may exchange its unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing. The general partner determines the number of units eligible for exchange within a given open period and, if the OCGH unitholders request to exchange a number of units in excess of the amount eligible for exchange, the general partner determines which units to exchange taking into account appropriate factors. Upon approval by the Company’s board of directors, OCGH units selected for exchange in accordance with the foregoing will be exchanged, at the option of the board of directors, into Class A units, an equivalent amount of cash based on then-

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

prevailing market prices, other consideration of equal value, or any combination of the foregoing pursuant to the terms of the exchange agreement.
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
Restricted Unit Awards
In 2014, the Company granted 1,770,418 restricted OCGH units to certain of its employees and 7,164 Class A units to certain of its directors, subject to equal annual vesting generally over periods of three to ten years. As of December 31, 2014, the Company expected to recognize compensation expense on its unvested restricted unit awards of $133.7 million over a weighted average period of 4.6 years. Please see note 18 for additional equity awards granted subsequent to December 31, 2014, as part of the year-end 2014 compensation process.
The Company utilizes a contemporaneous valuation report in determining fair value at the date of grant for OCGH and Class A unit awards. Each valuation report is based on the market price of Oaktree’s Class A units, which were traded on the GSTrUE OTC market prior to listing on the NYSE. A discount is then applied to the Class A unit market price to reflect the lack of marketability for the OCGH units. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business, (c) thin trading of the Class A units, and (d) prior to the initial public offering in April 2012, restrictive trading of the Class A units. Each of these factors is subject to significant judgment.
The estimated time-to-liquidity assumption increased from approximately three years in the first quarter of 2012 to approximately five years in the most recent valuation in 2014. The estimated time to liquidity is influenced primarily by the need for (a) the general partner of OCGH to elect in its discretion to declare an open period during which an OCGH unitholder may exchange his or her unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and (b) the approval of the Company’s board of directors to exchange such OCGH units into any of the foregoing. Board approval is based primarily on the objective of maintaining an orderly market for Oaktree’s units, but may take into account any other factors that the board may deem appropriate in its sole discretion. Volatility is estimated from historical and implied volatilities of comparable public alternative asset management companies. Prior to the Company’s initial public offering in April 2012, three comparable publicly-owned alternative asset managers were used in the volatility calculation. Subsequent to the Company’s initial public offering in April 2012, three additional comparable companies, in addition to the Company, were included in the volatility calculations.
In valuing employee unit grants, the discount percentage applied to the Class A then-prevailing trading price was 25% for units granted from January 1, 2012 to March 31, 2012, 30% from April 1, 2012 to March 31, 2013, 25% from April 1, 2013 to April 30, 2014, and 20% from May 1, 2014 to December 31, 2014. The increase in the discount percentage beginning April 1, 2012 was primarily due to an increase in the estimated time to liquidity, while the subsequent declines in the discount rate were primarily attributable to lower volatility. The calculation of compensation expense assumes a forfeiture rate of up to 1.5% annually, based on expected employee turnover. Compensation expense is revised annually or more frequently, as necessary, to adjust for actual forfeitures and to reflect expense only for those units that ultimately vest. In each period presented, forfeitures were not materially different from the assumed rate.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The following table summarizes the status of the Company’s unvested restricted unit awards and a summary of changes for the periods presented (actual dollars per unit):

	Class A Units		Class C Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	—	$—	1,200	$24.75	24,130,569	$41.13
Granted	14,969	43.14	—	—	2,457,502	32.55
Vested	(3,900)	44.00	(600)	24.75	(21,652,473)	43.11
Exchanged	600	24.75	(600)	24.75	—	—
Forfeited	—	—	—	—	(33,250)	28.74
Balance, December 31, 2012	11,669	41.91	—	—	4,902,348	28.17
Granted	8,508	47.83	—	—	763,000	34.60
Vested	(3,595)	40.07	—	—	(1,152,026)	24.10
Forfeited	—	—	—	—	(47,600)	29.54
Balance, December 31, 2013	16,582	45.34	—	—	4,465,722	30.30
Granted	7,164	58.88	—	—	1,770,418	43.98
Vested	(4,697)	44.54	—	—	(1,109,170)	24.90
Forfeited	—	—	—	—	(55,978)	34.42
Balance, December 31, 2014	19,049	$50.63	—	$—	5,070,992	$36.21
As of December 31, 2014, unvested restricted unit awards were expected to vest as follows:

	Number of Units	Weighted average Remaining Service Term (Years)
Class A units	19,049	2.8
OCGH units	5,070,992	4.6
Equity Value Units
EVUs represent special limited partnership units in OCGH that entitle the holder the right to receive a one-time special distribution that will be settled in OCGH units, based on value created during the service period (“Term”) in excess of a fixed “Base Value.” The value created will be measured on a per unit basis, based on Class A unit trading prices and certain components of quarterly distributions with respect to interim periods during the Term. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
On December 2, 2014, the Company granted 2,000,000 EVUs to Jay S. Wintrob, its Chief Executive Officer, subject to a five-year cliff vest schedule. As of December 31, 2014, the Company expected to recognize compensation expense on its unvested EVUs of $14.7 million over the next 5.0 years. The grant agreement provides Mr. Wintrob with certain liquidity rights in respect of the one-time special distribution that will be settled in OCGH units. The Company has accounted for those EVUs subject to such liquidity rights as liability-classified awards. As of December 31, 2014, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. Please see note 18 for information regarding subsequent amendments made to certain terms of the EVUs granted to Mr. Wintrob.
The fair value of EVUs was determined using a Monte Carlo simulation model at the grant date for equity-classified EVUs and at the period end date for liability-classified EVUs. The fair value is affected by the Class A unit trading price as well as assumptions regarding a number of complex and subjective variables, including expected Class A unit trading price volatility, risk-free interest rate, expected distributions and projected exercise behavior.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The fair value of equity-classified EVUs reflects a 20% discount for lack of marketability for OCGH units that will be issued upon vesting as discussed above, and the calculation of the expense assumes a 0% forfeiture rate.
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
Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
U.S. federal income tax	$4,128	$5,516	$11,232
State and local income tax	(372)	5,148	3,737
Foreign income tax	2,245	3,195	3,351
	$6,001	$13,859	$18,320
Deferred:
U.S. federal income tax	$12,544	$11,253	$7,432
State and local income tax	1,836	1,120	5,106
Foreign income tax	(1,845)	—	—
	$12,535	$12,373	$12,538
Total:
U.S. federal income tax	$16,672	$16,769	$18,664
State and local income tax	1,464	6,268	8,843
Foreign income tax	400	3,195	3,351
Income tax expense	$18,536	$26,232	$30,858
The Company’s income before income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Domestic income before income taxes	$2,195,174	$6,233,758	$6,710,286
Foreign income (loss) before income taxes	(1,086)	3,206	(7,011)
Total income before income taxes	$2,194,088	$6,236,964	$6,703,275
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2014	2013	2012
Income tax expense at federal statutory rate	35.00%	35.00%	35.00%
Income passed through	(34.15)	(34.69)	(34.78)
State and local taxes, net of federal benefit	0.05	0.09	0.07
Foreign taxes	0.04	0.03	0.09
Other, net	(0.10)	(0.01)	0.08
Total effective rate	0.84%	0.42%	0.46%

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2014	2013	2012
Deferred tax assets:
Investment in partnerships	$351,962	$277,039	$157,999
Equity-based compensation expense	5,514	3,695	3,994
Other, net	3,071	1,822	1,697
Total deferred tax assets	360,547	282,556	163,690
Total deferred tax liabilities	3,183	3,671	4,519
Net deferred tax assets before valuation allowance	357,364	278,885	159,171
Valuation allowance	—	—	—
Net deferred tax assets	$357,364	$278,885	$159,171
In assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management has considered numerous factors which will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2014, all deferred tax assets were more likely than not to be realized in future periods.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2014, the total reserve balance including interest and penalties was $7.1 million.
The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits, January 1	$10,390	$9,472	$8,594
Additions for tax positions related to the current year	1,492	1,633	72
Additions for tax positions related to prior years	—	1,029	806
Reductions for tax positions related to prior years	(1,373)	(806)	—
Settlements	(3,657)	—	—
Lapse in statute of limitations	(1,277)	(938)	—
Unrecognized tax benefits, December 31	$5,575	$10,390	$9,472
If the above tax benefits were recognized, $5.6 million for the year ended December 31, 2014 would reduce the annual effective tax rate.
The Company recognizes interest  and penalties related to unrecognized tax positions in the provision for income taxes in the accompanying consolidated statement of operations.  As of December 31, 2014, 2013, and 2012, the amount of interest and penalties accrued was $1.5 million, $4.4 million and $3.9 million, respectively.  The Company recognized a net benefit of $2.9 million in 2014 associated with interest and penalties and an expense of

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

$0.5 million and $1.4 million in 2013 and 2012, respectively.  The net benefit recognized in 2014 included a $4.2 million benefit from prior year accruals resulting from the lapse in the statute of limitations and settlement referred to above, which is partially offset by a $1.3 million accrual of interest and penalties.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2010. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any current audit will have a material adverse effect on the Company’s consolidated cash flows, financial position or results of operations.
U.S. and non-U.S. taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company recorded a net tax benefit of $2.8 million in 2014 as a result of audit resolution activity and another net tax benefit of $2.5 million as a result of expiring statutes of limitation. The Company believes that it is reasonably possible that expiring statutes of limitation may result in the release of approximately $1 million to $2 million of previously accrued Operating Group income taxes during the four quarters ending December 31, 2015. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s financial position or results of operations; however, there can be no assurances as to the ultimate outcomes.
Tax Receivable Agreement
Subject to certain restrictions, each holder of OCGH units has the right, subject to the approval of the Company’s board of directors, to exchange his or her vested units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing. Certain of the Oaktree Operating Group entities made an election under Section 754 of the U.S. Internal Revenue Code, as amended (the “Code”), which may result in an adjustment to the tax basis of the assets owned by the Oaktree Operating Group at the time of an exchange. These exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would otherwise be required to pay in the future.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85.0% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. When an exchange of OCGH units results in an increase to the tax basis of the assets owned by the Oaktree Operating Group, a deferred tax asset and an associated liability for payments to OCGH unitholders under the tax receivable agreement are recorded. The establishment of a deferred tax asset increases additional paid-in capital because the transactions are between Oaktree and its unitholders.
As a result of a change in state tax law that reduced the combined federal and state tax rate applicable to income from Oaktree Holdings, Inc. from 41% to 38%, the deferred tax asset under the tax receivable agreement associated with unitholders prior to the Company’s initial public offering in April 2012 was reduced by $7.8 million in the second quarter of 2012, consequently reducing the related tax receivable agreement liability payable to OCGH unitholders by $6.3 million. The $6.3 million reduction in the tax receivable agreement payable was reflected in other income (expense), net in the consolidated statements of operations. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments to OCGH unitholders under the tax receivable agreement, as of December 31, 2014, were estimated to aggregate $40.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $79.0 million over the period ending approximately in 2034 with respect to the initial public offering, $109.0 million over the period ending approximately in 2035 with respect to the May 2013 Offering and $80.0 million over the period ending approximately in 2036 with respect to the March 2014 Offering. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of December 31, 2014, 2013 and 2012, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,915,107, $2,211,979 and $2,137,798, respectively, for which related direct incentive income compensation expense was estimated to be $930,572, $994,879 and $855,604, respectively.
Contingent Consideration
The Company has contingent consideration obligations of up to $60.0 million related to the Highstar acquisition on August 1, 2014, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over seven years. As of December 31, 2014, the fair value of the contingent consideration liability was $27.2 million, based on a discount rate of 10.0%. In 2014, the Company recognized $1.7 million of expense associated with changes in the contingent consideration liability. The contingent consideration’s fair value, a Level III valuation using a discounted cash-flow analysis, was based on a probability-weighted average estimate of achieving certain performance targets, including fundraising and revenue levels. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expenses in the consolidated statements of operations.
Commitments to Funds
As of December 31, 2014 and 2013, the Company, generally in the capacity as general partner, had undrawn capital commitments of $255,980 and $327,254, respectively, including commitments to both non-consolidated and consolidated funds.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 16 other cities in the U.S., Asia and Europe, pursuant to current lease terms expiring through 2030. On November 7, 2014, the Company extended its Los Angeles office space lease, previously due to expire in 2017, through 2030. Occupancy costs, including non-lease expenses, were $18,040, $17,878 and $18,084 for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, Oaktree leases a corporate plane pursuant to an agreement with a scheduled termination in April 2015.
As of December 31, 2014, aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2015	$15,841
2016	13,064
2017	7,315
2018	10,251
2019	10,683
Thereafter	60,570
Total	$117,724
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements that provide for the issuance of letters of credit and revolving loans, and may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of December 31, 2014 and December 31, 2013, the consolidated funds had aggregate potential credit and investment commitments of $1,585.8 million and $1,307.9 million, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. On December 20, 2012, certain consolidated funds (“Funds”) entered into a $200.0 million revolving credit facility (the “RCF”) pursuant to which certain portfolio companies of the Funds were able to draw under the RCF over a three-year period.  The RCF had an annual commitment fee on unused commitments of 1.0% and an annual interest rate equal to LIBOR or EURIBOR, as applicable, plus 2.0%.  The Funds guaranteed the payment and other obligations of the borrowers under the RCF.  As of December 31, 2013, there were $317.0 million of borrowings outstanding under the RCF. On February 25, 2014, the Funds repaid the outstanding balance under the RCF and replaced the RCF, along with a then-existing €130.0 million revolving credit facility, with a €550.0 million revolving credit facility (please see note 7).
The aggregate amounts guaranteed in addition to those described for the RCF were not material to the consolidated financial statements as of December 31, 2014 and 2013.
The majority of the Company’s consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. Certain consolidated funds within the Distressed Debt, Control Investing and Real Estate strategies provide financial support to portfolio companies in accordance with the investment objectives of the consolidated funds. Distressed Debt funds typically invest primarily in the securities of entities that are undergoing, are considered likely to undergo, or have undergone reorganizations under applicable bankruptcy law, or other extraordinary transactions such as debt restructurings, reorganizations and liquidations outside of bankruptcy. Control Investing funds typically seek to obtain control or significant influence primarily in middle-market companies through the purchase of debt at a discount (also known as “distress-for-control”), structured or hybrid investments (such as convertible debt or debt with warrants), or direct equity investments that typically involve situations with an element of distress or dislocation. Real Estate funds generally focus on distressed or similar opportunities primarily in real estate, real estate debt and restructurings, which typically involve value investments, rescue capital and distress-for-control investments. This

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

financial support may be provided pursuant to contractual agreements, typically in the form of follow-on investments, guarantees or financing commitments. Most of the financial support is provided as an inherent part of the ongoing investment operations of the consolidated funds within these strategies and is considered to be provided at the discretion of the Company in its capacity as general partner and investment manager. For the year ended December 31, 2014, the consolidated funds provided financial support to portfolio companies totaling $856.3 million and $7.7 billion with respect to support pursuant to contractual agreements and at the discretion of the consolidated funds, respectively. The majority of this financial support consisted of the funds’ purchases of investment securities and companies.
14. EMPLOYEE BENEFITS
Oaktree provides certain employee benefits, including a voluntary 401(k) savings plan for which the Company makes an annual profit sharing contribution equal to up to 4.5% of total compensation for employees below certain compensation levels and up to 13.3% of total compensation, subject to prescribed limits, for employees meeting certain eligibility requirements. For the years ended December 31, 2014, 2013 and 2012, the Company incurred expenses of $7.8 million, $6.0 million and $6.4 million, respectively, in connection with the plan. Oaktree also has a discretionary annual bonus program for all employees, which is based, in part, on annual adjusted net income.
15. RELATED PARTY TRANSACTIONS
The Company considers its senior executives, employees and non-consolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $159,264 and $123,497 as of December 31, 2014 and 2013, respectively, based on a discount rate of 10.0%.

	As of December 31,
	2014	2013
Due from affiliates:
Loans	$39,452	$41,095
Amounts due from non-consolidated funds	2,525	1,220
Payments made on behalf of non-consolidated entities	3,221	3,272
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,683	2,187
Total due from affiliates	$46,881	$47,774
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 12)	$308,475	$240,911
Amounts due to senior executives, certain non-controlling interest holders and employees	739	2,075
Total due to affiliates	$309,214	$242,986
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $1,440, $1,629 and $1,396 for the years ended December 31, 2014, 2013 and 2012, respectively.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

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
Special Allocations
Certain senior executives receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations, which are recorded as compensation expense, are made on a current basis for so long as they remain senior executives of the Company, with limited exceptions.
Transactions with Meyer Memorial Trust
One of the Company’s directors, Mr. Pierson, was the Chief Financial and Investment Officer of Meyer Memorial Trust. Meyer Memorial Trust invests in certain Oaktree funds on the same terms as the other investors in those funds. Mr. Pierson retired as the Chief Financial and Investment Officer of Meyer Memorial Trust effective June 30, 2014.
16. CAPITAL REQUIREMENTS OF REGULATED ENTITIES
One of the Company’s indirect subsidiaries is a registered U.S. broker-dealer that is subject to the minimum net capital requirements of the U.S. Securities and Exchange Commission and the U.S. Financial Industry Regulatory Authority. Additionally, one of the Company’s indirect subsidiaries based in London is subject to the capital requirements of the U.K. Financial Conduct Authority, and another based in Hong Kong is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance.  These entities operate in excess of their respective regulatory capital requirements.
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2014 and 2013, there was approximately $100.1 million and $16.0 million, respectively, of such potentially restricted amounts.
17. SEGMENT REPORTING
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
December 31, 2014
($ in thousands, except where noted)

The Company conducts its investment management business primarily in the United States, where substantially all of its revenues are generated.
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before the Company’s initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) expenses that Oaktree Capital Group, LLC or its Intermediate Holding Companies bear directly and (f) the adjustment for non-controlling interests in consolidated subsidiaries. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
ANI was as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Management fees	$764,492	$749,901	$747,440
Incentive income	491,402	1,030,195	461,116
Investment income	117,662	258,654	202,392
Total revenues	1,373,556	2,038,750	1,410,948
Expenses:
Compensation and benefits	(381,544)	(365,306)	(329,741)
Equity-based compensation	(19,705)	(3,828)	(318)
Incentive income compensation	(231,871)	(436,217)	(222,594)
General and administrative	(122,566)	(117,361)	(102,685)
Depreciation and amortization	(7,249)	(7,119)	(7,397)
Total expenses	(762,935)	(929,831)	(662,735)
Adjusted net income before interest and other income (expense)	610,621	1,108,919	748,213
Interest expense, net of interest income (1)	(30,190)	(28,621)	(31,730)
Other income (expense), net	(5,301)	409	767
Adjusted net income	$575,130	$1,080,707	$717,250

(1)	Interest income was $3.6 million, $3.2 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Oaktree Capital Group, LLC	$126,283	$221,998	$107,810
Incentive income (1)	28,813	(64,460)	—
Incentive income compensation (1)	(10,677)	46,334	—
Equity-based compensation (2)	21,690	24,613	36,024
Acquisition-related items (3)	2,442	—	—
Income taxes (4)	18,536	26,232	30,858
Non-Operating Group other income (5)	—	—	(6,260)
Non-Operating Group expenses (5)	1,645	1,195	553
OCGH non-controlling interest (5)	386,398	824,795	548,265
Adjusted net income	$575,130	$1,080,707	$717,250

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG. There were no adjustments attributable to timing differences in 2012.

(2)
This adjustment adds back the effect of (a) equity-based compensation charges related to unit grants made before the Company’s initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect the Company’s financial position, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

(3)	This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability.

(4)	Because adjusted net income is a pre-tax measure, this adjustment adds back the effect of income tax expense.

(5)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or the OCGH non-controlling interest.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the consolidated financial statements:

	As of or for the Year Ended December 31, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$764,492	$(572,437)	$192,055
Incentive income (1)	491,402	(489,563)	1,839
Investment income (1)	117,662	(83,967)	33,695
Total expenses (2)	(762,935)	(184,542)	(947,477)
Interest expense, net (3)	(30,190)	(99,752)	(129,942)
Other income, net (4)	(5,301)	8,319	3,018
Other income of consolidated funds (5)	—	3,040,900	3,040,900
Income taxes	—	(18,536)	(18,536)
Net income attributable to non-controlling interests in consolidated funds	—	(1,649,890)	(1,649,890)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(399,379)	(399,379)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$575,130	$(448,847)	$126,283
Corporate investments (6)	$1,515,443	$(1,327,480)	$187,963
Total assets (7)	$3,267,799	$50,076,263	$53,344,062

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $21,657 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $161,055, (c) expenses incurred by the Intermediate Holding Companies of $1,645, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $10,677, (e) acquisition-related items of $2,442, (f) adjustments related to amounts received for contractually reimbursable costs that are included with segment expenses, as compared to being recorded as other income under GAAP of $8,319, (g) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes of $33 and (h) other expenses of $68.

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$749,901	$(557,296)	$192,605
Incentive income (1)	1,030,195	(1,027,878)	2,317
Investment income (1)	258,654	(202,627)	56,027
Total expenses (2)	(929,831)	(177,231)	(1,107,062)
Interest expense, net (3)	(28,621)	(32,539)	(61,160)
Other income, net	409	—	409
Other income of consolidated funds (4)	—	7,153,828	7,153,828
Income taxes	—	(26,232)	(26,232)
Net income attributable to non-controlling interests in consolidated funds	—	(5,163,939)	(5,163,939)
Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(824,795)	(824,795)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$1,080,707	$(858,709)	$221,998
Corporate investments (5)	$1,197,173	$(1,027,246)	$169,927
Total assets (6)	$2,817,127	$42,446,127	$45,263,254

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2012
	Segment	Adjustments	Consolidated
Management fees (1)	$747,440	$(612,872)	$134,568
Incentive income (1)	461,116	(450,701)	10,415
Investment income (1)	202,392	(177,010)	25,382
Total expenses (2)	(662,735)	(127,868)	(790,603)
Interest expense, net (3)	(31,730)	(14,043)	(45,773)
Other income, net (4)	767	6,260	7,027
Other income of consolidated funds (5)	—	7,362,259	7,362,259
Income taxes	—	(30,858)	(30,858)
Net income attributable to non-controlling interests in consolidated funds	—	(6,016,342)	(6,016,342)
Net loss attributable to non-controlling interests in consolidated subsidiaries	—	(548,265)	(548,265)
Adjusted net income/net loss attributable to Oaktree Capital Group, LLC	$717,250	$(609,440)	$107,810
Corporate investments (6)	$1,115,952	$(1,017,002)	$98,950
Total assets (7)	$2,359,548	$41,510,450	$43,869,998

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

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

(4)
The other income, net adjustment represents other income or expenses of OCG or its Intermediate Holding Companies. This amount is attributable to a reduction in the amount of the deferred tax asset associated with the Company’s tax receivable agreement, which reduced the tax receivable agreement liability payable to OCGH unitholders.

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014
($ in thousands, except where noted)

18. SUBSEQUENT EVENTS
On February 9, 2015, the Company declared a distribution attributable to the fourth quarter of 2014 of $0.56 per Class A unit, bringing the aggregate distributions for fiscal year 2014 to $2.71. The distribution of $0.56 was paid on February 25, 2015 to Class A unitholders of record at the close of business on February 19, 2015.
On February 17, 2015, the Company awarded 978,128 restricted OCGH units, 23,352 phantom equity units and 7,940 Class A units to its employees and directors. These issuances are subject to annual vesting over a weighted average period of approximately 5.6 years and were not eligible to participate in the distribution paid on February 25, 2015, which was related to the fourth quarter of 2014.
On February 24, 2015, the Company’s board of directors approved an amendment to certain terms relating to the EVUs that were granted to Jay S. Wintrob, the Company’s Chief Executive Officer, on December 2, 2014.  The board of directors determined that it was appropriate to extend Mr. Wintrob’s EVU performance period, and the period during which Mr. Wintrob’s potential payment of OCGH units remains at risk, for two additional years to provide a longer term incentive structure. The amendment will be accounted for as a modification of an equity award in the first quarter of 2015 and is not expected to have a material impact on the Company's consolidated financial statements.
19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$40,431	$51,560	$54,243	$47,660
Expenses	(258,319)	(215,385)	(252,401)	(221,372)
Other income (expense)	1,766,058	1,476,829	(375,461)	80,245
Income (loss) before income taxes	$1,548,170	$1,313,004	$(573,619)	$(93,467)
Net income (loss)	$1,540,184	$1,307,243	$(578,960)	$(92,915)
Net income attributable to Oaktree Capital Group, LLC	$51,794	$31,186	$18,913	$24,390
Net income per unit (basic and diluted):
Net income per Class A unit	$1.30	$0.72	$0.43	$0.56
Distributions declared per Class A unit	$1.00	$0.98	$0.55	$0.62

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$42,539	$52,414	$56,786	$43,183
Expenses	(275,505)	(285,540)	(214,158)	(331,859)
Other income	2,626,671	1,285,947	1,247,329	1,989,157
Income before income taxes	$2,393,705	$1,052,821	$1,089,957	$1,700,481
Net income	$2,383,548	$1,044,830	$1,089,231	$1,693,123
Net income attributable to Oaktree Capital Group, LLC	$57,566	$56,577	$42,948	$64,907
Net income per unit (basic and diluted):
Net income per Class A unit	$1.91	$1.71	$1.12	$1.69
Distributions declared per Class A unit	$1.05	$1.41	$1.51	$0.74

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2014 was effective.
Attestation Report of the Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our financial statements included in this annual report and has issued its attestation report on our internal control over financial reporting as of December 31, 2014, which is included in “Financial Statements and Supplementary Data.”

Item 9B. Other Information
On February 24, 2015, our Board approved an amendment to certain terms relating to the EVUs that were previously granted to Jay S. Wintrob, our Chief Executive Officer, on December 2, 2014.  Our Board determined that it was appropriate to extend Mr. Wintrob’s EVU performance period, and the period during which Mr. Wintrob’s potential payment of OCGH units remains at risk, for two additional years to provide a longer term incentive structure.  Please see “Compensation Discussion and Analysis—EVU Grant to Mr. Wintrob,” “—EVU Valuation and Recapitalization” and “—Distributions on EVUs.”
PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of February 27, 2015:

Name	Age	Position
Howard S. Marks	68	Director and Co-Chairman

Bruce A. Karsh	59	Director, Co-Chairman and Chief Investment Officer

Jay S. Wintrob	57	Director and Chief Executive Officer

John B. Frank	58	Director and Vice Chairman

David M. Kirchheimer	58	Director, Chief Financial Officer and Principal

Susan Gentile	48	Chief Accounting Officer and Managing Director

Stephen A. Kaplan	56	Director and Principal

Larry W. Keele	57	Director and Principal

Sheldon M. Stone	62	Director and Principal

Robert E. Denham	69	Director

D. Richard Masson	56	Director

Wayne G. Pierson	64	Director

Marna C. Whittington	67	Director

Todd E. Molz	43	General Counsel, Chief Administrative Officer and Secretary

Scott L. Graves	44	Head of Credit Strategies and Managing Director

B. James Ford	46	Managing Director

Caleb S. Kramer	45	Managing Director

Howard S. Marks is our Co-Chairman and a co-founder and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder and a Chartered Investment Counselor. Mr. Marks serves on the Investment Committees of the Helmsley Charitable Trust, The Edmund J. Safra Foundation and the Metropolitan Museum of Art and he is a Trustee of the Metropolitan Museum, Mount Sinai Hospital, and the University of Pennsylvania (Emeritus), where from 2000 to 2010 he chaired the Investment Board. With over 40 years of investment experience, Mr. Marks’s extensive expertise in our industry, his perceptive market insights and his importance to our client development bring considerable value to our board of directors and our overall business.
Bruce A. Karsh is our Co-Chairman and one of the firm’s co-founders and has been a director since May 2007. He also is chief investment officer and serves as portfolio manager for Oaktree’s Distressed Opportunities and Value Opportunities strategies. Prior to co-founding Oaktree, Mr. Karsh was a Managing Director of TCW Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. Before working at O’Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and presently Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in Economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh currently serves on the Board of Trustees of Duke University. In addition, he serves on the boards of Tribune Company and a number of privately held companies. He previously served on the boards of Charter Communications, Inc.; Furniture Brands International; KinderCare Learning Centers, Inc.; and Littelfuse Inc. Mr. Karsh is highly respected as one of the leading portfolio managers in the area of distressed debt investing, one of our flagship investment strategies. Additionally, Mr. Karsh’s extensive leadership and management skills and his current and past service on boards of other public companies add significant value to our board of directors and our overall business.
Jay S. Wintrob became our Chief Executive Officer in October 2014 and has been a director since September 2011. Prior to joining the firm in 2014 as our Chief Executive Officer, he was President and Chief Executive Officer of AIG Life and Retirement, a division of American International Group, Inc. In 1987, Mr. Wintrob joined SunAmerica Inc., which was later acquired by AIG, where he most recently served as Vice Chairman. From 1994 through 2000, he also served as President of SunAmerica Investments, Inc., overseeing the company’s invested asset portfolio. Mr. Wintrob began his career with the law firm of O’Melveny & Myers. He received his B.A. from the University of California, Berkeley as well as a J.D. from the university’s Boalt Hall School of Law. Mr. Wintrob is a board member of several non-profit organizations, including The Broad Foundations, The J. Paul Getty Trust and the Skirball Cultural Center. Mr. Wintrob’s investment and finance expertise and his service as chief executive officer of one of the largest life insurance and retirement services organizations in the United States add value to our board of directors and to our business.
John B. Frank is our Vice Chairman and works closely with Messrs. Marks, Karsh and Wintrob in managing the firm.  He has been a director since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for over eight years.  Prior thereto, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP.  While at that firm, he acted as principal lawyer in a number of notable merger and acquisition transactions; as primary outside counsel to a number of public and privately held corporations; and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in History from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is a trustee of Wesleyan University, Polytechnic School and Good Samaritan Hospital of Los Angeles.  Mr. Frank brings a deep knowledge of our business to our board of directors, as well as many years of experience as a corporate lawyer. Mr. Frank has broad responsibility for our business and his service on our board of directors helps ensure both that our board is well informed about our operations and that the board’s priorities are implemented.
David M. Kirchheimer has been our Chief Financial Officer since our founding and a director since May 2007. Prior to joining Oaktree in 1995, Mr. Kirchheimer was a Vice President and the Chief Administrative Officer of Ticketmaster Corporation, a then-leading ticket processing and distribution company. Previously, he was Executive Vice President and Chief Financial Officer of Republic Pictures Corporation, a then-publicly held entertainment company. From 1979 to 1986, Mr. Kirchheimer was with Price Waterhouse in Los Angeles, most recently serving as a Senior Audit Manager. Mr. Kirchheimer graduated Phi Beta Kappa and summa cum laude with a B.A. degree in Economics from Colorado College and an M.B.A. in Accounting and Finance from the Booth School of Business of the University of Chicago. He is a Certified Public Accountant (inactive). As our Chief Financial Officer, Mr. Kirchheimer has thorough knowledge of the day-to-day operations of our business. Additionally, his extensive experience in financial reporting, accounting and controls adds a valuable resource to our board of directors.
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
Stephen A. Kaplan is a Principal and the former head of our Global Principal Group and has been a director since May 2007.  Mr. Kaplan joined Oaktree in 1995, having previously served as a Managing Director of TCW and Portfolio Manager in the TCW Special Credits Group.  Prior to joining TCW in 1993, Mr. Kaplan was a partner with the law firm of Gibson, Dunn & Crutcher and responsible for that firm’s East Coast bankruptcy and workout practice.  During his career as an attorney, Mr. Kaplan specialized in transactions involving the purchase and sale of companies undergoing financial restructurings.  Mr. Kaplan presently serves on the boards of Regal Entertainment Group and Townsquare Media, Inc.  He has previously served on the boards of Alliance HealthCare Services, Inc.; Genco Shipping and Trading Ltd.; and General Maritime Corporation.  In addition, he currently serves on the boards of numerous private companies.  Mr. Kaplan is also a trustee of numerous nonprofit boards of directors, including the Jonsson Comprehensive Cancer Center Foundation and the New York University School of Law.  Mr. Kaplan graduated with a B.S. degree in Political Science summa cum laude from the State University of New York at Stony Brook and a J.D. from the New York University School of Law.  Mr. Kaplan has over 19 years of experience making and managing control investments.  His knowledge of the private equity markets and his experiences as a director of public companies broadens and diversifies the experiences of our board of directors as he is very familiar with board responsibilities, oversight and control.
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
Sheldon M. Stone is a Principal and a co-founder and has been a director since May 2007. Mr. Stone is the head of Oaktree’s high yield bond area. In this capacity, he serves as co-portfolio manager of Oaktree’s U.S. High Yield Bond and Global High Yield Bond strategies and has supervisory responsibility for European High Yield Bonds. Mr. Stone, a co-founding member of Oaktree in 1995, established TCW’s High Yield Bond Department with Mr. Marks in 1985 and ran the department for ten years. Prior to joining TCW, Mr. Stone worked with Mr. Marks at Citibank for two years where he performed credit analysis and managed high yield bond portfolios. From 1978 to 1983, Mr. Stone worked at The Prudential Insurance Company where he was a Director of Corporate Finance, managing a fixed income portfolio exceeding $1 billion. Mr. Stone holds a B.A. degree from Bowdoin College and an M.B.A. in Accounting and Finance from Columbia University. Mr. Stone serves as a Trustee of Colonial Williamsburg Foundation and Bowdoin College. With over 35 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge. As one of our co-founders, he is also closely familiar with our business. His investment background and insights into the fixed income markets bring value to our board of directors and our business.
Robert E. Denham has been a director since December 2007. He is a partner in the law firm of Munger, Tolles & Olson LLP, having rejoined the firm as a partner in 1998 to advise clients on strategic and financial issues, after serving as the Chairman and Chief Executive Officer of Salomon Inc. Mr. Denham joined Salomon in late August 1991 as General Counsel of Salomon and its subsidiary, Salomon Brothers, and became Chairman and CEO of Salomon in June 1992. Prior to joining Salomon, Mr. Denham had been at Munger, Tolles & Olson LLP for twenty years, including five years as managing partner. Mr. Denham graduated magna cum laude from the University of Texas, where he was elected to Phi Beta Kappa. He received a master’s degree in Government from Harvard University in 1968, and a J.D. from Harvard Law School in 1971, where he graduated magna cum laude and was a Case and Developments Editor of the Harvard Law Review. Mr. Denham is a member of the California, American and Los Angeles County Bar Associations. Mr. Denham serves on the Board of Directors of the James Irvine Foundation and is a trustee of the Good Samaritan Hospital of Los Angeles (Vice Chairman). He is also a public member of the Professional Ethics Executive Committee of the American Institute of Certified Public Accountants. Mr. Denham presently serves on the boards of the Chevron Corporation, Fomento Economico Mexicano, S.A. de CV (FEMSA) and The New York Times. Mr. Denham previously served on the board of Wesco Financial Corporation and UGL Limited. Mr. Denham’s investment and finance expertise and his familiarity with our company add value to our board of directors and to our business. Mr. Denham also provides a broader range of expertise on the board of directors given his background as a corporate lawyer and a former chief executive officer of a global financial services company, where among other responsibilities, he chaired the risk management committee.
D. Richard Masson has been a director since May 2007. Prior to his retirement from Oaktree in 2009, Mr. Masson was a co-founder and Principal of Oaktree, where he served as head of analysis for the Distressed Debt strategy from 1995 to 2001 and as co-head of analysis from 2001 to 2009. Prior thereto, he was Managing Director of TCW and its affiliate, TCW Asset Management Company, and head of the Special Credits Analytical Group. Prior to joining TCW in 1988, Mr. Masson worked for three years at Houlihan, Lokey, Howard and Zukin, Inc., where he was responsible for the valuation and analysis of securities and businesses. Prior to Houlihan, Mr. Masson was a Senior Accountant with the Comprehensive Professional Services Group at Price Waterhouse in Los Angeles. Mr. Masson holds a B.S. in Business Administration from the University of California at Berkeley and an M.B.A. in Finance from the University of California at Los Angeles. He is a Certified Public Accountant (inactive). Mr. Masson’s investment and finance expertise and his familiarity with our company add value to our board of directors and to our business.
Wayne G. Pierson has been a director since November 2007. Mr. Pierson currently serves as President of Acorn Investors, LLC, an investor in OCGH which is comprised of six longstanding Oaktree clients who became institutional investors in Oaktree in February, 2004. Mr. Pierson recently retired from Meyer Memorial Trust (a member of Acorn Investors, LLC) after 32 years as the Chief Financial & Investment Officer. Prior to joining Meyer Memorial Trust, Mr. Pierson served as Treasurer of Gregory Affiliates from 1980 until 1982. From 1973 until 1980, he served as an audit supervisor with Ernst & Young. Mr. Pierson initiated and conducted a comprehensive investment survey for the Foundation Financial Officers Group, representing more than 160 foundations with assets totaling approximately $250 billion for over 20 years. He has served on a number of private equity fund advisory boards and is a trustee for several private trusts. In addition, he serves on the board of directors of M Fund, Inc. and is a principal with Clifford Capital Partners, LLC. Mr. Pierson received a B.S. in Business Administration cum laude from California State University, Northridge and is a Certified Public Accountant and CFA charterholder. Mr. Pierson’s investment and finance expertise and his familiarity with our company add value to our board of directors and to our business.
Marna C. Whittington, Ph.D., has been a director since June 2012. Ms. Whittington was the Chief Executive Officer of Allianz Global Investors Capital from 2001 until her retirement in January 2012. From 2002 to 2011, she was Chief Operating Officer of Allianz Global Investors, the parent company of Allianz Global Investors Capital. Prior to that, she was Managing Director and Chief Operating Officer of Morgan Stanley Investment Management. Ms. Whittington started in the investment management industry in 1992, joining Philadelphia-based Miller Anderson & Sherrerd. Previously, she was Executive Vice President and CFO of the University of Pennsylvania, and earlier, Secretary of Finance for the State of Delaware. Ms. Whittington currently serves as a director of Macy’s, Inc. and Phillips 66. She holds an M.S. degree and a Ph.D. from the University of Pittsburgh, both in Quantitative Methods, and a B.A. degree in Mathematics from the University of Delaware. Ms. Whittington’s twenty years of experience in the investment management industry and her service on the board of other public companies enhance and contribute to the range of experience and independence of our board of directors.
Todd E. Molz is Oaktree’s General Counsel and Chief Administrative Officer.  He oversees the Compliance, Internal Audit and Administration functions and all aspects of our legal activities, including fund formation, acquisitions and other special projects. Prior to joining the firm in 2006, Mr. Molz was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where his practice focused on tax and structuring aspects of complex and novel business transactions.  Prior to joining Munger Tolles, Mr. Molz served as a law clerk to the Honorable Alfred T. Goodwin of the United States Court of Appeals for the Ninth Circuit. Mr. Molz received a B.A. degree in Political Science cum laude from Middlebury College and a J.D. degree with honors from the University of Chicago.  While at Chicago, Mr. Molz served on the Law Review, received the John M. Olin Student Fellowship and was a member of the Order of the Coif. Mr. Molz serves on the Board of Trustees of the Children’s Hospital of Los Angeles.
Scott L. Graves is a Managing Director and serves as Head of Credit Strategies for Oaktree with responsibility for overseeing the Multi-Strategy Credit, U.S. Senior Loan, European Senior Loan, Mezzanine Finance, Strategic Credit and Emerging Market Total Return strategies.  He is also active in corporate management matters for the firm and is responsible for Oaktree’s corporate and strategic development efforts.  Since joining the firm in 2001 and through to 2013, Mr. Graves served as an investment professional in the Distressed Opportunities, Value Opportunities and Strategic Credit strategies, where he was most recently a co-portfolio manager and contributed to the analysis, portfolio construction and management of the investment funds.  Prior to joining Oaktree, Mr. Graves served as a Principal in William E. Simon & Sons’ Private Equity Group where he was responsible for sourcing, structuring, executing and managing corporate leveraged buy-outs and growth capital investments.  Before joining William E. Simon & Sons in 1998, Mr. Graves worked at Merrill Lynch & Company in the Mergers and Acquisitions Group, where he focused on leveraged buy-out situations and the valuation of public and private companies.  Prior thereto, Mr. Graves worked at Price Waterhouse LLP in the Audit Business Services division.  Mr. Graves received a B.A. degree in History from the University of California at Los Angeles and an M.B.A. in Entrepreneurial Finance from the Wharton School at the University of Pennsylvania, where he currently serves on the Wharton School Graduate Executive Board.  He is a Certified Public Accountant (inactive).
B. James Ford is a Managing Director and portfolio manager within Oaktree’s Global Principal Group. He is responsible for overseeing all activities of the Global Principal Group, including investment commitments and approvals, client relations and administrative and personnel-related matters.  Since joining Oaktree in 1996, he has been involved in sourcing and executing a number of the firm’s most significant investments and led the group’s efforts in the media and energy sectors prior to being named a portfolio manager in 2006.  Mr. Ford has worked extensively with a variety of Oaktree portfolio companies, including currently serving on the Boards of Directors of Contango Oil & Gas Company, EXCO Resources and Townsquare Media, as well as numerous private companies. Mr. Ford previously served on the board of Cequel Communications; Forcenergy, Inc.; Dial Global, Inc.; and Regal Entertainment.  Mr. Ford earned a B.A. in Economics from the University of California at Los Angeles and an M.B.A. from the Stanford University Graduate School of Business.  He serves as an active member of the Board of Directors of the Children’s Bureau.
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
Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. So long as the Oaktree control condition is satisfied, the number of directors that comprise our board of directors is determined from time to time by our manager. Our board of directors consists of Messrs. Marks, Karsh, Wintrob, Frank, Kirchheimer, Kaplan, Keele, Stone, Masson, Denham, and Pierson and Ms. Whittington (for a total of 12 directors). Actions by our board of directors must be taken with the approval of a majority of its members. So long as the Oaktree control condition is satisfied, our manager is entitled to designate all the members of our board of directors.
Control of Oaktree Capital Group Holdings GP, LLC
Oaktree Capital Group Holdings GP, LLC acts as our manager and is the general partner of OCGH, which owns 100% of our outstanding Class B units. Under its operating agreement, Oaktree Capital Group Holdings GP, LLC is managed by an executive committee that is comprised of our senior executives. In general, the executive committee seeks to act by consensus or, absent a consensus, by a vote of a majority of the voting percentage of the executive committee members (or such higher threshold as may be determined from time to time by the executive committee). The executive committee also, from time to time, delegates to one or more of its members or to other persons such authority and duties as the executive committee may deem advisable. Oaktree Capital Group Holdings GP, LLC has agreed that the admission of any member who is not a “principal” as defined under its operating agreement is prohibited.
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
Controlled Company Exemption
Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards. Because our senior executives represent more than 50% of our voting power, we are therefore a “controlled company.” As a result, we have elected not to comply with certain NYSE corporate governance standards, including the requirement that a majority of the board of directors consist of independent directors and the requirement to have a compensation committee and a nominating/corporate governance committee that are composed entirely of independent directors with written charters addressing the committee’s purpose and responsibilities. In addition, we are not required to hold annual meetings of our unitholders. Accordingly, our Class A unitholders do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
Audit Committee
The purpose of the audit committee is to assist our board of directors in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the performance of our internal audit function and our independent registered public accounting firm’s qualifications, independence and performance. Our audit committee is comprised of Messrs. Masson and Pierson and Ms. Whittington. Our board of directors has determined that Messrs. Masson and Pierson and Ms. Whittington meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules. In addition, our board of directors has determined that each of Messrs. Masson and Pierson and Ms. Whittington is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has “accounting or related financial management expertise” under applicable NYSE rules. The audit committee has a charter that is available on our website at www.oaktreecapital.com under the “Unitholders” section.
Executive Committee
Our board of directors has established an executive committee that acts, when necessary, in place of our full board of directors during intervals between meetings of our board of directors. The executive committee consists of Messrs. Marks, Karsh, Wintrob and Frank.
Code of Ethics
We have a Code of Ethics, which applies to our directors, executive officers and employees and is available on our website at www.oaktreecapital.com under the “Unitholders” section. We intend to disclose any amendment to or waiver of the Code of Ethics on behalf of a director or executive officer either on our website or in a Current Report on Form 8-K filing.
Corporate Governance Guidelines
Our board of directors has a governance policy, which addresses matters such as the board of directors’ responsibilities and duties, the board of directors’ composition, policies and compensation and director independence, and is available on our website at www.oaktreecapital.com under the “Unitholders” section.
Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have currently selected Mr. Pierson, one of our non-management directors, to lead these meetings for 2015. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2014, such persons complied with all such filing requirements, except that Ms. Gentile’s initial Form 3 was filed late following her appointment as an officer of the Company.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
Our fundamental philosophy in compensating our key personnel has always been, and continues to be, to align their interests with the interests of our clients and unitholders. The alignment of interests is a defining characteristic of our business and one that we believe best optimizes long-term sustainable value. We achieve this alignment by compensating our most senior professionals primarily through equity awards and profit sharing. Indeed, many of our most senior executives receive a substantial majority of their total compensation from their indirect ownership of the Oaktree Operating Group.
Our named executive officers (“NEOs”) consisted of the following individuals: (a) Bruce A. Karsh, our Chief Investment Officer and Co-Chairman; (b) Jay S. Wintrob, who became our Chief Executive Officer and principal executive officer on November 1, 2014; (c) John B. Frank, our Vice Chairman and principal executive officer before November 1, 2014; (d) David M. Kirchheimer, our Chief Financial Officer; (e) Caleb S. Kramer, who manages our European Principal Investments strategy; and (f) Scott L. Graves, Head of Credit Strategies.
Compensation Elements for Named Executive Officers
Our NEOs (other than Mr. Graves) are compensated primarily or exclusively through a combination of equity grants and profit and fee sharing. We have generally designed our NEOs' compensation as long-term arrangements that are structured to align our NEOs' interests with the interests of our company and our clients, motivate and reward long-term performance, and reduce the need for recurring and potentially distracting compensation negotiations.
Mr. Wintrob’s compensation has the same general structure as for the other NEOs in that its principal component elements consist of an equity grant and a profit sharing arrangement. However, Mr. Wintrob’s equity grant, called an equity value unit, or EVU, is a special form of partnership interest in OCGH, called a profits interest, that is currently only held by him. Its features are different from the OCGH units held by other members of management in that it is not exchangeable for Oaktree Class A units and has value only to the extent certain distributions plus the value of our Class A units on the relevant measurement dates exceed the applicable “Base Value,” which is (a) $61.00 for the performance period January 1, 2015 – December 31, 2019, (b) $65.00 for the performance period January 1, 2015 – December 31, 2020 and (c) $69.00 for the performance period January 1, 2015 – December 31, 2021. The EVUs are structured so that, at fixed future dates, their value is measured and recapitalized into OCGH units. The EVU structure was developed for Mr. Wintrob in order to deliver an award to him that would incentivize him to create value in our Class A units and the level of cash distributions to OCGH units, in a manner that was also tax efficient for Oaktree and Mr. Wintrob. The number of EVUs, their vesting schedule, the Base Value, and the EVUs’ unique cash distribution features (described in detail below) were set in the context of arms’ length negotiations we undertook before Mr. Wintrob joined the Company.
Mr. Wintrob’s profit sharing arrangement is structured similarly to those of Messrs. Frank and Kirchheimer, although fees and allocations from certain pre-existing funds are not counted for purposes of Mr. Wintrob’s profit sharing amounts. The percentage of Mr. Wintrob’s profit sharing level was also set in the context of the above-mentioned arms’ length negotiations, and, in setting the percentages, the Company took into account the percentages at which Messrs. Frank and Kirchheimer are compensated and Messrs. Marks’s and Karsh’s subjective understanding of the market for CEO annual cash compensation.
As the Company has separately disclosed publicly, it is excited to have Mr. Wintrob on board and is optimistic about his role and potential contributions to our business. The Company sought out Mr. Wintrob specifically, because he was a seasoned executive at another large, publicly traded company, but was also uniquely familiar with Oaktree’s culture and enterprise through his long term relationships with our founders and service as one of our outside directors. In order to encourage an executive of Mr. Wintrob’s caliber and talent to join our organization, it was necessary to develop an equity award structure that served both his and Oaktree’s best interests and to set compensation levels that were appropriate to incentivize him. The Company believes that the compensation levels that have been agreed with Mr. Wintrob are appropriate and competitive given his unique qualifications and familiarity with Oaktree through his director service.

Determination of Executive Compensation
Generally speaking, we do not review our NEOs' compensation arrangements on an annual basis. To the extent that an NEO's compensation is modified, such decisions are based upon Messrs. Marks's and Karsh's, or, after he began serving as our CEO, Mr. Wintrob’s, subjective assessment of a multitude of factors, including the scope and complexity of the NEO's responsibilities, the NEO's individual performance, the alignment of interests between the NEO and our clients and unitholders, and the NEO's historic and anticipated contributions to our business results and financial performance. In general, none of the factors we consider is assigned any particular weighting in determining the amount of compensation to award. We attached little weight to the mix of compensation in any particular year, as we focus on the long-term nature of our business and compensation arrangements. As further discussed below, Mr. Graves transitioned out of our Distressed Debt group in 2013. His cash compensation continues to reflect profit sharing interests awarded to him when he was a member of the Distressed Debt group, which were generally the same for similarly situated senior investment professionals of the group.
The compensation of our senior professionals was determined with respect to 2014 by the relevant portfolio manager or department head and by our principal executive officer. Our principal executive officer, with the input of Messrs. Marks and Karsh, and once Mr. Wintrob assumed the role of principal executive officer, Mr. Frank, made the final decisions in his discretion, based on his subjective assessment of what will best advance the interests of our company, but our compensation process is a collaborative and iterative effort. Our process is intended to appropriately reward and incentivize our executives so as to secure their loyalty and motivate them to devote their best efforts to the interests of our clients and unitholders. Our process is not formulaic. Rather, we seek to take into account a range of largely subjective factors relating to the individual's historic and projected contribution to the success of our business. The particular factors deemed most relevant to any particular compensation decision vary widely depending upon individual circumstance, but typically include consideration of the individual's work ethic, expertise, judgment, reputation, seniority, willingness and ability to work as part of a team and overall effectiveness. None of these factors is assigned any particular weight in making any compensation decisions.
What We Reward and Why We Pay Each Pay Element
The compensation packages for our NEOs are intended to align their interests with our clients and unitholders, reward risk mitigation and sustained financial and operational performance and to motivate these individuals to remain with us for long and productive careers. Our compensation arrangements are intended to attract, retain and motivate individuals of the highest level of quality and effectiveness. We are focused on rewarding the types of sustained, longer-term performance that provide attractive risk-adjusted returns for clients and increase long-term unitholder value.
Our compensation structure enables our NEOs to receive remuneration via distributions on their indirect ownership of the Oaktree Operating Group and from various profit-sharing arrangements. Allowing our NEOs to participate in profit-sharing arrangements aligns their interests with those of our unitholders and clients. The indirect ownership of the Oaktree Operating Group by our NEOs results in distributions to our NEOs that are by design performance-based since all of the distributions are determined based on our profits and in respect of the officers' allocated shares of the carried interest or incentive fees payable in respect of our investment funds. Equity grants under the 2011 Plan and the 2007 Plan (each as defined on pages 200 and 201, respectively) further align the interests of our NEOs with those of our unitholders.
We entered into an employment agreement with Mr. Wintrob for a term of employment that began on November 1, 2014 and, subject to earlier termination, ends on December 31, 2019. Pursuant to the employment agreement, Mr. Wintrob received an equity grant comprised of the EVUs and is entitled to receive certain profit sharing payments and other equity grants, which are discussed below. Mr. Wintrob also received a cash replacement payment of approximately $920,000 to make him whole for a portion of an equity compensation award from his prior employer that he forfeited when he left his prior employer to join us. Mr. Wintrob may be entitled to additional payments from us, if and to the extent that certain other incentive awards from his prior employer are otherwise not paid (and he remains entitled to such payments under the terms of his employment agreement with us).
A portion of the compensation earned by Mr. Kramer and all of the compensation earned by Mr. Karsh consists of carried interests they received in respect of the funds for which they act as portfolio manager. In addition, a significant portion of the compensation earned by Mr. Kramer has consisted of his share of the management fees paid by the funds for which he serves as portfolio manager. Mr. Frank receives a share of the carried interest from our largest closed-end strategy, Distressed Debt, both in recognition of his historic contributions to the management of some of the strategy's investments and in lieu of compensation he would otherwise be eligible to receive, such as a greater profit-sharing percentage or grants of additional OCGH units.
The compensation received by Mr. Graves in 2014 primarily related to his historic role as a senior investment professional in our Distressed Debt group prior to his transition into his current role as Head of Credit Strategies in early 2013. We generally compensate our senior investment professionals through a mix of a base salary (generally capped at $130,000), discretionary bonus, and carried interest for strategies from which we may earn incentive income. For Mr. Graves, the carried interest he received in 2014 was consistent with the amounts we paid other similarly situated senior investment professionals in the Distressed Debt group and reflects the significant incentive income generated from funds managed by that group in 2014. His bonus was consistent with the bonus levels of other Oaktree senior investment professionals who we considered relevant comparisons for assessing Mr. Graves’s performance and compensation.
Indirect Ownership of the Oaktree Operating Group
All of our executive officers, including our NEOs, have significant indirect equity stakes in the Oaktree Operating Group through their holdings of OCGH units or, in the case of Mr. Wintrob, EVUs which, if certain performance targets are met, will be recapitalized as OCGH units, which we believe provide a long-term incentive to improve the value of our business.
OCGH Units
OCGH units entitle our NEOs to a portion of the aggregate earnings of the Oaktree Operating Group, which allows our NEOs to realize appreciation in the value of our units by, subject to the approval of our board of directors, exchanging such units for Class A units which they can sell. For purposes of our financial statements, we treat distributions paid on the OCGH units as distributions on equity rather than as compensation, and therefore these payments are not reflected in the Summary Compensation Table below. As described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” subject to certain restrictions, each OCGH unitholder will have the right, subject to the approval of our board of directors, to exchange his or her vested OCGH units into Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing as determined by our board of directors pursuant to the terms of an exchange agreement.
Our NEOs will forfeit all their unvested OCGH units upon their departure from Oaktree for any reason unless the departure is due to death, disability, or, for certain awards, termination without cause, in which case all unvested units automatically vest in full, or if the forfeiture requirement is waived by us. All of our NEOs are subject to transfer restrictions in respect of their OCGH units by virtue of the fact that each of our NEOs must obtain board approval to exchange their OCGH units for Class A units, which may be sold, or the equivalent amount of cash as discussed above.
Grants of OCGH Units Under the 2011 Plan
Since the adoption of the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (our “2011 Plan”), all grants of equity-based awards to be made to our NEOs, whether of OCGH units or EVUs, are being made pursuant to the terms and conditions of the 2011 Plan. For all equity-based incentive awards granted to our executive officers since our initial public offering, our principal executive officer recommended such grants to the board, subject to the input and advice of Messrs. Marks and Karsh and, once Mr. Wintrob assumed the role of principal executive officer, Mr. Frank. Our entire board serves as the committee under the 2011 Plan for purposes of making such grants. We intend to continue this practice with respect to all such grants in the future.
In assessing equity grants to our personnel, including our NEOs, our principal executive officer does not employ any formulaic approach or utilize compensation consultants, although we do pay a portion of the bonus awards to our senior personnel in the form of OCGH units, based on a formula that increases the portion paid in the form of OCGH units as an individual’s total compensation increases. Such awards typically vest twenty-five percent annually over four years. For other awards of OCGH units, our principal executive officer subjectively assesses factors such as the scope and impact of the person's role, his or her historic and anticipated future contribution to our long term success, the person's historic compensation (including equity grants) and overall level of compensation relative to other personnel, and the vesting periods associated with the equity grants. Our principal executive officer does not weigh these factors in any particular way; rather, he uses his subjective judgment to determine the size of the equity grant.

Scott Graves received a grant of 256,234 OCGH units in January 2014 that vests over 4 years, with the first vesting date on March 1, 2015. Of the OCGH units awarded, 250,000 units were in recognition of the responsibilities he assumed in 2013 as our Head of Credit Strategies, whereas the remaining 6,234 units were in connection with the approach we adopted in 2013 of awarding a portion of our senior professionals’ bonuses above certain thresholds in the form of OCGH units. No other NEO received an OCGH unit grant in 2014.
EVU Grant to Mr. Wintrob
In connection with his appointment as our chief executive officer, Mr. Wintrob was awarded 2,000,000 EVUs under our 2011 Plan. Their value is measured in three tranches at fixed future dates, at which time they are recapitalized as fully vested OCGH units, like those held by the other NEOs.
The determination of how many OCGH units Mr. Wintrob will receive when the EVUs are recapitalized will generally be made in three tranches after December 31, 2019, December 31, 2020 and December 31, 2021. The recapitalizations could occur earlier, in the event of Mr. Wintrob’s termination due to death or disability, or upon certain other acceleration events, which are discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2014 Year End.” Except for certain distributions described below, Mr. Wintrob will not realize any value from the EVUs unless and until such recapitalizations occur.
EVU Valuation and Recapitalization. The number of OCGH units that Mr. Wintrob will receive in respect of the EVUs will generally be determined based on the appreciation of our Class A units and certain distributions made with respect to OCGH units over the period beginning January 1, 2015 and ending on each of December 31, 2019, December 31, 2020, and December 31, 2021, with one-third of the EVUs recapitalizing on each date. The number of OCGH units will be determined by (1) calculating the excess (if any) of (A) the sum of (x) the volume-weighted average price of a Class A unit over a period of 60 business days before and 60 business days after each of December 31, 2019, December 31, 2020, and December 31, 2021 and (y) the aggregate cash distributions made on a per-OCGH unit basis in respect of such period, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement, over (B) the Base Values of $61.00, $65.00, and $69.00, respectively, (2) multiplying such excess by one-third of 2,000,000 (the aggregate number of EVUs) on each of the applicable recapitalization dates, and (3) dividing that amount by the applicable volume-weighted average price of a Class A unit described in this paragraph.
Distributions on EVUs. Commencing in 2016, Mr. Wintrob will also be eligible to receive cash distributions in respect of the EVUs. He will not receive any cash distributions in 2015. The cash distributions are designed to deliver to Mr. Wintrob the same cash distributions he would receive if he held a certain number of OCGH units (“reference OCGH units”), other than distributions attributable to net incentive income for certain investment funds listed in Mr. Wintrob’s employment agreement. These distributions are designed to align his interests with those of holders of OCGH units and Class A units and also to incentivize him to achieve certain performance targets in order to receive the distributions.

•	The reference OCGH units are not real OCGH units; they represent a reference point for purposes of calculating cash distributions only.

•
The number of reference OCGH units based off of which the cash distributions are to be calculated is determined by application of a vesting schedule (described below) and a performance requirement. The performance requirement for each year is appreciation in value in a Class A unit and in the aggregate cash distributions made on a per-OCGH unit basis over a pre-set hurdle.

•
Once the number of reference OCGH units is determined for a given fiscal year (commencing with 2016), Mr. Wintrob will be entitled to receive, for each reference OCGH unit, the amount of the per-OCGH unit distributions all OCGH unitholders otherwise receive for the applicable year.

•	Mr. Wintrob’s entitlement to cash distributions in one year does not mean he will be entitled to them in the next year.
The calculation of the cash distributions is described more specifically below.
To be eligible to receive cash distributions in respect of any of 2016-2021, the sum of (x) the volume-weighted average price of an Oaktree Class A unit over a period of 60 business days before and 60 business days after the end of the preceding fiscal year (the “end of year VWAP”) and (y) the aggregate cash distributions made on a per-OCGH unit basis in respect of such fiscal year and, if applicable, all preceding fiscal years commencing with 2015, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement (“eligible cash distributions”), must exceed the pre-set hurdle for the year. If this performance condition is not met, then Mr. Wintrob will not be entitled to any cash distributions in respect of the EVUs for the year. If the condition is met, Mr. Wintrob will be entitled to cash distributions, in the amounts described below.
The number of reference OCGH units with which Mr. Wintrob will be credited, and which determine the value of his cash distributions in the year, will be:

•	2,000,000 EVUs (reduced to 1,333,334 with respect to 2020 and 666,667 with respect to 2021), multiplied by

•	Mr. Wintrob’s vested percentage in the EVUs as of the December 31 preceding the year of distribution, multiplied by

•	the amount by which the end of year VWAP plus the eligible cash distributions exceeds the applicable annual hurdle, divided by

•	the end of year VWAP.
Distributions in respect of the reference OCGH units for a year are paid quarterly, after each quarter is completed (so, distributions for the first quarter are paid in the second quarter, distributions for the second quarter are made in the third quarter, and so on). Subject to Mr. Wintrob’s continued employment, the vested percentage is 20% on December 31, 2015, 40% on December 31, 2016, 60% on December 31, 2017, 80% on December 31, 2018 and 100% on December 31, 2019.
The annual hurdles selected serve as an ongoing assessment of the Company’s performance and are intended to motivate and reward Mr. Wintrob for directing and managing the Company in a way that enables it to exceed the targeted performance – by reference to two measures, Class A unit price and certain cash distributions – over the relevant time period. Whether these targets will be achieved depends on a number of factors, many of which are not predictable at this time, but our assessment is that they are ambitious but achievable.
When designing Mr. Wintrob’s compensation, our objective was to strongly align Mr. Wintrob’s compensation with the total return achieved by the Company’s unitholders over the relevant period. We believe the EVUs are well designed to accomplish that objective, in that the number of OCGH units Mr. Wintrob will ultimately receive upon the recapitalization of the EVUs into OCGH units at the end of the relevant performance period is a function of the amount by which the volume-weighted average price of a Class A unit and the applicable distributions described above exceed the applicable Base Value of $61.00, $65.00 and $69.00 for the performance period in question. Similarly, his level of participation in distributions during any given performance period will be based on the extent to which the volume-weighted average price of a Class A unit and the applicable distributions exceed a pre-set hurdle for each of the relevant performance periods. The overall level of EVUs granted was determined based on arms’ length negotiations between the Company and Mr. Wintrob, and the Company made a subjective assessment of Mr. Wintrob’s ability to contribute to achieving our objectives and determined that the level of EVUs was appropriate, taking into account our perception of the market for an executive of Mr. Wintrob’s experience and caliber.
As of December 31, 2014, the number of OCGH units that Mr. Wintrob would receive upon the recapitalization of the EVUs into OCGH units would have been determined based only on the volume-weighted average price of a Class A unit and the distributions described above over the $61.00 Base Value through December 31, 2019. We determined that it was appropriate to extend Mr. Wintrob’s EVU performance period, and the period during which Mr. Wintrob’s potential payment of OCGH units remains at risk for two additional years to provide a longer term incentive structure, and we amended Mr. Wintrob’s EVU grant agreement accordingly on February 24, 2015.

As of December 31, 2014, our NEOs beneficially owned the following number of OCGH units, EVUs, and Class A units:

Name	Number of OCGH Units (1)	Number of EVUs	Number of Class A Units	Total Number of Units	Percentage of Beneficial Ownership of Oaktree Operating Group
Bruce A. Karsh	19,047,271	—	1,826	19,049,097	12.46%
Jay S. Wintrob	—	2,000,000	6,191	2,006,191	0.00%
John B. Frank	2,211,542	—	185	2,211,727	1.45%
David M. Kirchheimer	1,584,716	—	136	1,584,852	1.04%
Caleb S. Kramer	1,078,392	—	79	1,078,471	0.71%
Scott L. Graves	1,360,527	—	72	1,360,599	0.89%

(1)
Following the May 2007 Restructuring, the OCGH unitholders' interests in OCGH continued to take into account any disproportionate sharing in historical incentive income in accordance with the terms of the OCGH limited partnership agreement that were in effect prior to the May 2007 Restructuring. As a result, distributions to the OCGH unitholders by OCGH that are attributable to historical incentive income are not made pro rata in proportion to the OCGH unitholders' interest in OCGH units but instead will be adjusted to account for the disproportionate sharing of historical incentive income. The figures included in this table do not reflect the NEO’s rights to historical incentive income.

Components of Other Compensation
As described above, our NEOs' compensation arrangements are designed as long-term arrangements that are structured to align our NEOs' interests with the interests of our unitholders and our clients, motivate and reward long-term performance and reduce the need for recurring and potentially distracting compensation negotiations. Generally speaking, we pay our NEOs a certain percentage of different revenues or profits, focused more on our overall profitability in the case of Messrs. Wintrob, Frank and Kirchheimer, and more on particular strategies we manage in the case of Messrs. Karsh, Kramer and Graves. However, a meaningful portion of Mr. Frank’s compensation in a given year may relate to incentive income generated by our distressed debt funds, and, our NEOs’ equity ownership (including Mr. Wintrob’s ownership of EVUs) represents a very substantial portion of each NEO’s participation in the economics of our business. Several years ago, Messrs. Marks and Karsh set the percentages of profit sharing, incentive income and management fee income for many of our senior executives. When doing so, they considered a variety of factors, including the projected amount of profit sharing, incentive income and management fee income each NEO would receive relative to the other applicable compensation components.
Profit Sharing Arrangements
Each of Messrs. Frank and Kirchheimer is entitled to receive a quarterly profit-sharing payment based on the annual GAAP net income of the Oaktree Operating Group with adjustments (a) eliminating the compensation expense relating to equity granted on or before the 2007 Private Offering, (b) representing a 50% reduction to the compensation expense relating to all other equity grants and (c) for certain other minor items. For 2014, such adjusted net income amount was approximately $540 million. Profit-sharing payments made in respect of a particular year are subject to a true-up or true-down after the close of that year to reflect actual profits for the year. This profit-sharing arrangement will terminate upon the termination of the employment of Messrs. Frank and Kirchheimer, respectively, for any reason.
When Messrs. Frank and Kirchheimer became Principals of our business in 2002, no Principal had ever received a fixed salary and bonus, and Messrs. Marks and Karsh determined that annual discussion of bonuses would be contrary to the status of Messrs. Frank and Kirchheimer as Principals. Instead, they determined an appropriate profit-sharing percentage for Messrs. Frank and Kirchheimer based in part on the compensation they would have received had they remained employees compensated at the most senior level, taking into account that this profit-sharing arrangement was 100% at risk and tied their compensation directly to the overall profitability of our business. Accordingly, Messrs. Kirchheimer and Frank's profit-sharing arrangement commenced in 2003, when it was determined that compensating them by reference to our profits would be preferable to continuing to afford them salary and bonus or granting them equity sufficient to generate a comparable cash flow. Their profit-sharing percentages were increased in 2009 to reflect the growth in their responsibilities since 2003. Given the responsibilities of Messrs. Frank and Kirchheimer, we think the profit-sharing arrangements appropriately motivate them by tying their compensation to the success of our overall business. The amounts paid to Messrs. Frank and Kirchheimer as annual profits participation interests are set forth under “All Other Compensation” in the Summary Compensation Table below. There was no further increase in Messrs. Frank and Kirchheimer’s profit-sharing percentages in 2014.
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of certain of Oaktree’s operating profit and income. Specifically, Mr. Wintrob’s share of profit and income excludes net incentive income on closed-end funds and certain other funds raised before Mr. Wintrob’s employment. The fixed percentage will be 1.5% in 2014 and 1.5% in each of 2015–2019, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. With respect to 2014, we paid in cash a pro rata portion of the $5,000,000 floor in the amount of $833,000. Payments will be made in a combination of cash and OCGH units, but at least the first $3,000,000 in each year will be paid in cash. The OCGH units will vest annually over four years. In setting the level of Mr. Wintrob’s profit participation, including the annual floor, Messrs. Marks and Karsh took into account the sharing percentages of Messrs. Frank and Kirchheimer, their subjective understanding of the market for CEO compensation and what would be necessary to retain Mr. Wintrob. In addition, Messrs. Marks and Karsh thought it appropriate to pay a significant portion of Mr. Wintrob’s profit participation in the form of OCGH units that vest over time after grant to further align Mr. Wintrob’s interests with the Company’s unitholders.
Carried Interest or Incentive Income
As noted above, Messrs. Karsh, Frank, Kramer and Graves (like many of our investment professionals) have the right to receive a portion of the incentive income generated by our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools are the participation interests in these funds set aside for the general partners of the funds, which in turn grant a portion of such interests to our investment professionals. Each of Messrs. Karsh, Frank and Graves receives a share of the incentive income we receive with respect to certain of our Distressed Debt funds, and Mr. Kramer receives a share of the incentive income we receive from our Control Investing funds. We first awarded Mr. Karsh an interest relating to the incentive income of our Distressed Debt funds commencing with OCM Opportunities Fund VII, L.P. and have awarded him an interest in each subsequent Distressed Debt fund. The distributions Mr. Karsh receives in respect of his percentage interest in the incentive income of each such Distressed Debt fund are reduced by an amount equal to his indirect pro rata interest in the aggregate amount of such distributions as a result of his limited partnership interest in OCGH. The carry pools (and Messrs. Karsh, Frank, Kramer and Graves' participation therein) are referred to as our “Carry Plans.” Under the terms of our closed-end funds, we (and our employees who share in our carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in our funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and Messrs. Karsh, Frank, Kramer and Graves, and therefore benefits both those investors and our unitholders.
Participation in carried interest is a primary means of compensating and motivating many of our investment professionals. We believe such participation is one of the most effective ways to align the interests of our investment professionals with our clients and unitholders. Our principal executive officer, or Messrs. Marks and Karsh, as applicable, determine the amount of incentive income to grant in respect of a given fund based on our historical arrangements with the NEO and our estimation of the NEO's current and projected role in the investment activities of the particular fund. In making these determinations, we consider a multitude of factors, including the NEO's role in raising the particular fund, sourcing and evaluating potential investment opportunities for the fund, managing and monitoring existing investments within the fund, running the larger investment strategy and managing the investment and other professionals involved in the fund's activities. None of these factors is assigned a particular weighting when determining the amount of carried interest to grant to a particular NEO.
We expect to continue to use participation in carried interest as a cornerstone of compensation for our investment professionals who manage closed-end funds. Grants of participation interests in incentive income for our closed-end funds are made in each specific fund and are subject to vesting, which typically runs over five years, with accelerated vesting for death, disability or termination without cause. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant and us. We believe that vesting of participation in incentive income motivates participants to remain in our employ over the long term. For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by Messrs. Karsh, Frank, Graves, and Kramer in respect of 2014 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
Asset-based Management Fees
While all of our NEOs share indirectly in our management fees through their ownership of OCGH units (or, in the case of Mr. Wintrob, when, as and if his EVUs are recapitalized as OCGH units, he will also share in our management fees in this manner), Mr. Kramer also historically received a direct share of the management fees paid by the Control Investing funds for which he serves as portfolio manager. During their investment periods, these funds pay a management fee based on a percentage of limited partners' capital commitments. Thereafter, the management fee is based on the lesser of a percentage of the portion of limited partners' capital contributions that has been invested and not returned to such limited partners and the cost basis of the assets remaining in the fund. The amount paid to Mr. Kramer as distributions of asset-based management fees is set forth under “All Other Compensation” in the Summary Compensation Table and is determined by reference to sharing percentages we negotiated with Mr. Kramer some years ago, taking into account Mr. Kramer’s roles in fundraising, sourcing and evaluating potential investment opportunities, managing and monitoring existing investments and managing the strategy and its investment and other professionals, with none of these factors having any particular weighting.
Starting in 2012, we began moving away from these formulaic revenue-based arrangements for our executive officers. We have transitioned away from formulaic compensation arrangements based on a fund’s assets under management because we believe that we can better tailor incentives, and thus align the interests of our investment professionals with our clients and, by extension, our unitholders, by setting compensation on a periodic basis. Under a formulaic compensation arrangement, factors outside an individual’s control, such as the environment in which a fund is raised, could result in an increase or decrease in an individual’s compensation. In addition, such arrangements reduce our ability to adjust compensation for other factors, such as fund performance or team management. In contrast, we now have the ability to periodically adjust the compensation of our investment professionals to account for each individual’s contribution to our various investment strategies and funds, the fund’s investment performance and the individual’s contributions to Oaktree’s business as a whole. As a result, we are in a better position to control our compensation expenses and to tailor our compensation packages to changing facts and circumstances, which we believe allows us to better align incentives between our investment professionals and our clients and unitholders. In 2014, other than a fixed payment to Mr. Wintrob of $833,000 with respect to his profit sharing and a signing bonus of $75,000, and the salary paid to Mr. Graves, we did not make fixed payments to any of our NEOs.
Severance, Change in Control, and Similar Benefits
Other than Mr. Wintrob, each of our NEOs is either a founder of our company or has been promoted from within and has generally not received special severance or change in control benefits with their compensation arrangements. By contrast, Mr. Wintrob was hired from outside of Oaktree. His employment agreement and EVU award are the products of an arms’ length negotiation we undertook with Mr. Wintrob before he joined the Company. In order to encourage Mr. Wintrob to join our Company, it was necessary to provide him with the security provided by continuation of his profit sharing payment levels following certain terminations from employment as well as the EVU protections discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2014 Year End.” As described in that section, Mr. Wintrob’s EVUs will receive enhanced vesting credit upon certain terminations from employment, which credit is further enhanced if such termination occurs following a change in control of our business. Also, if we no longer employ Howard Marks or Bruce Karsh, if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), then Mr. Wintrob’s EVUs will become fully vested and recapitalized at the time of Mr. Marks’s or Mr. Karsh’s departure (as applicable), and Mr. Wintrob will receive a new EVU grant. Providing these profit sharing payment continuation and EVU protections was critical to reaching an agreement with Mr. Wintrob. We think these payments and benefits are appropriate and consistent with what might be included in a new chief executive officer’s compensation arrangements at a similarly situated company.

Other Benefits
We provide an annual cost of living adjustment to Mr. Kramer to compensate him for the additional costs he incurs by being stationed in London with his family. We also cover the cost of travel for Mr. Kramer and his family from the United Kingdom to the United States. We agreed to provide this personal benefit in order to encourage Mr. Kramer to relocate to London, and we believe that it has contributed to the success of that arrangement. We provide minimal other perquisites to our executives and such perquisites form an insignificant element of our total compensation structure.
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
Tax and Accounting Considerations
Beginning on May 25, 2007, we began accounting for share-based payments (i.e., OCGH units issued at the time of the May 2007 Restructuring and equity-based awards granted under our 2011 Plan and our 2007 Plan) in accordance with Accounting Standards Codification Topic 718.
Summary Compensation Table for 2014
The following table provides summary information concerning the compensation of Jay S. Wintrob, who became our principal executive officer on November 1, 2014, John B. Frank, who served as our principal executive officer prior to that date, David M. Kirchheimer, our chief financial officer and our three other most highly compensated employees who served as executive officers as of December 31, 2014, for services rendered to us during 2014.

The distributions our NEOs receive in respect of their indirect ownership of the Oaktree Operating Group are based on their respective holdings of OCGH units and are not reflected as cash compensation in the table below.

Name and Principal Position	Year	Salary ($) (3)	Bonus ($)		Stock Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (5),(6)	Total ($)
Bruce A. Karsh, President and Chief Investment Officer	2014	$—	$—		$—	$—	$15,926,190	$15,926,190
	2013	$—	$—		$—	$—	$43,510,002	$43,510,002
	2012	$—	$—		$—	$—	$12,195,475	$12,195,475
Jay S. Wintrob, Chief Executive Officer (1)	2014	$81,254	$991,636	(2)	$13,805,454	$—	$833,000	$15,711,344
John B. Frank, Vice Chairman (1)	2014	$—	$—		$—	$—	$13,150,280	$13,150,280
	2013	$—	$—		$—	$—	$34,096,814	$34,096,814
	2012	$—	$—		$3,300,000	$—	$13,549,896	$16,849,896
David M. Kirchheimer, Chief Financial Officer	2014	$—	$—		$—	$—	$5,338,247	$5,338,247
	2013	$—	$—		$—	$—	$11,514,606	$11,514,606
	2012	$—	$—		$825,000	$—	$6,546,440	$7,371,440
Caleb S. Kramer, Managing Director	2014	$—	$—		$—	$—	$20,577,023	$20,577,023
	2013	$—	$—		$—	$—	$21,678,691	$21,678,691
	2012	$—	$—		$9,134,466	$—	$22,031,711	$31,166,177
Scott L Graves, Managing Director	2014	$130,000	$2,651,900	(2)	$11,315,293	$—	$14,003,920	$28,101,113
	2013	$130,000	$2,151,900		$—	$—	$44,745,507	$47,027,407

(1)	Mr. Wintrob became our Chief Executive Officer on November 1, 2014, on which date Mr. Frank ceased to be our principal executive officer.

(2)
With respect to Mr. Wintrob, represents (a) a cash replacement payment of $916,636 we paid to Mr. Wintrob upon the commencement of his employment with us to make him whole for certain equity incentive compensation he forfeited when he left his prior employer to join us and (b) a hiring bonus of $75,000. With respect to Mr. Graves, includes a one-time $500,000 discretionary bonus we paid to Mr. Graves in connection with the establishment of certain new strategies that Mr. Graves oversees.

(3)
Other than the payment to Mr. Wintrob described in footnote (2) above and the potential replacement payments discussed on page 190, we do not make fixed payments to any of our NEOs, other than to Mr. Graves. Mr. Wintrob received cash remuneration of $81,254 for his services as an outside member of our Board of Directors prior to his employment with us on November 1, 2014.

(4)
The reference to “stock” in this table reflects 2,000,000 EVUs granted to Mr. Wintrob in 2014, as well as 1,791 Class A units awarded to Mr. Wintrob in January 2014 as remuneration for his service as an outside director before his employment with us began. The amounts in the Stock Awards column for Mr. Graves in 2014 includes 250,000 OCGH units granted in recognition of the responsibilities he assumed in 2013 as our Head of Credit Strategies and 6,234 OCGH units granted as a part of Mr. Grave’s bonus, as discussed in our Compensation Discussion and Analysis, above. The grant date fair value of the units received by our NEOs during the year ended December 31, 2014 is reflected in the “Stock Awards” column in the Summary Compensation Table because we must account for such units as compensation expense for financial statement reporting purposes. We recognize expense for financial statement reporting purposes in respect of the unvested units in OCGH received by our NEOs on the basis of the value of those units at the time of the grant pursuant to Financial Accounting Standards Board Accounting Codification (ASC) Topic 718 or “ASC Topic 718,” Accounting for Stock Compensation. Please see notes 2 and 11 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense.

(5)
Amounts included for 2014 reflect the total amount payable with respect to such NEO's right to receive an allocation of the annual profits of the Oaktree Operating Group in respect of the year ended December 31, 2014 (please see “—Compensation Elements for Named Executive Officers—Profit Sharing Arrangements”).

(6)	Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Asset Based Management Fees (2)	Profits Participation (3)	Cost of Living Allowance (4)	Travel Allowance (5)	Total
Bruce A. Karsh	2014	$15,926,190	$—	$—	$—	$—	$15,926,190
	2013	$43,510,002	$—	$—	$—	$—	$43,510,002
	2012	$12,195,475	$—	$—	$—	$—	$12,195,475
Jay S. Wintrob	2014	$—	$—	$833,000	$—	$—	$833,000
John B. Frank	2014	$6,138,185	$—	$7,012,095	$—	$—	$13,150,280
	2013	$18,435,266	$—	$15,661,548	$—	$—	$34,096,814
	2012	$4,997,285	$—	$8,552,611	$—	$—	$13,549,896
David M. Kirchheimer	2014	$—	$—	$5,338,247	$—	$—	$5,338,247
	2013	$—	$—	$11,514,606	$—	$—	$11,514,606
	2012	$—	$—	$6,546,440	$—	$—	$6,546,440
Caleb S. Kramer	2014	$8,776,180	$11,430,228	$—	$325,000	$45,615	$20,577,023
	2013	$7,147,358	$14,166,390	$—	$325,000	$39,943	$21,678,691
	2012	$6,190,783	$15,458,919	$—	$325,000	$57,009	$22,031,711
Scott L. Graves	2014	$14,003,920	$—	$—	$—	$—	$14,003,920
	2013	$44,745,507	$—	$—	$—	$—	$44,745,507

(1)
Amounts included for 2014 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2014. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.

(2)	Amounts included for 2014 represent management fees earned on an accrual basis in a given year in respect of funds in which the NEO serves as a portfolio manager.

(3)	Amounts included for 2014 represent the amounts earned on an accrual basis in a given year in respect of the NEO's annual profits participation interest.

(4)	Amounts intended to compensate Mr. Kramer for the additional expenses incurred by being located in the United Kingdom.

(5)	Amounts needed to cover the actual cost of travel between the United States and the United Kingdom for Mr. Kramer and his family.
Non-competition, Non-solicitation and Confidentiality Restrictions
Pursuant to the terms of OCGH's partnership agreement, our executive officers (including our NEOs) are subject to customary provisions regarding non-solicitation of our clients and employees, confidentiality, assignment of intellectual property and nondisparagement obligations. In addition, during the term of employment and for the one-year period immediately following the resignation or termination of employment (other than a termination by us without cause), our executive officers may not, directly or indirectly:

•	engage in any business activity in which we operate, including any Competitive Business (as defined below);

•	render any services to any Competitive Business; or

•	acquire a financial interest in or become actively involved with any Competitive Business (other than as a passive investor holding a minimal percentage of the stock of a public company).
Under the terms of OCGH’s partnership agreement, during the term of employment and for the two-year period immediately following the resignation or termination of employment for any reason, our executive officers

(including Mr. Wintrob, as these restrictive covenants are reflected in Mr. Wintrob’s employment agreement), may not solicit our customers or clients for a Competitive Business, induce any employee to leave our employ or hire or otherwise enter into any business affiliation with any person who was our employee during the twelve-month period preceding such executive officer's termination of employment.
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
2011 Equity Incentive Plan
In December 2011, we adopted the 2011 Plan. The purpose of the 2011 Plan is to provide a means for us and our Affiliates (as defined in the 2011 Plan) to attract and retain key personnel and a means for current and prospective principals, directors, officers, employees, consultants and advisors of us and our Affiliates to acquire and maintain an equity interest in us and/or one or more of our Affiliates, thereby strengthening their commitment to our welfare and that of our Affiliates and aligning their interests with those of our unitholders and clients.
Administration. A committee (the "Committee") established by our board of directors administers the 2011 Plan. The current members of the Committee are Messrs. Marks, Karsh, Wintrob and Frank. The Committee has broad authority to designate participants of the 2011 Plan, determine the type of awards and terms and conditions of awards granted under the 2011 Plan and adopt, alter and repeal rules, guidelines and practices relating to the 2011 Plan.
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
Number of Units Authorized. The 2011 Plan provides that the maximum number of Units that may be delivered pursuant to awards under the 2011 Plan is 22,300,000, as increased on January 1 of each year beginning in 2012 by a number of Units equal to the excess of (a) 15% of the number of outstanding Oaktree Operating Group units on December 31 of the immediately preceding year over (b) the number of Oaktree Operating Group units that have been issued or are issuable under the 2011 Plan as of such date, except that our board of directors may, in its discretion, increase the number of Units covered by the 2011 Plan by a lesser amount. The issuance of Units or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award will reduce the total number of Units available under the 2011 Plan, as applicable. Units underlying awards under the 2011 Plan that are forfeited, cancelled, expire unexercised or are settled in cash will be available again to be granted under the 2011 Plan. However, Units used to pay the required exercise price or tax obligations, or Units not issued in connection with the settlement of an award or that are used or withheld to satisfy tax obligations of a participant, will not be available again for grant under the 2011 Plan. Units delivered in settlement of awards may be authorized and unissued Units, treasury Units, Units purchased on the open market or by private purchase by us or one of our Affiliates, as applicable, or a combination of the foregoing. As of February 24, 2015, 8,052,275 Units have been issued or are issuable under the 2011 Plan, and the Committee may issue 14,875,618 additional Units under the 2011 Plan.
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
2007 Equity Incentive Plan
Our board of directors and the general partner of OCGH adopted the 2007 Oaktree Capital Group, LLC Equity Incentive Plan (our “2007 Plan”) as part of the May 2007 Restructuring. As explained in more detail below, the 2007 Plan was a source of equity-based awards, permitting us to grant to our investment professionals, other employees, directors and consultants options, unit appreciation rights, restricted units, phantom restricted units and other awards based on the units of OCGH, each of which represent an indirect interest in one Oaktree Operating Group unit. No more awards are being granted under the 2007 Plan.
Administration. The 2007 Plan is administered by our board of directors with the general partner of OCGH. Our board of directors and the general partner of OCGH has delegated the authority to administer the 2007 Plan to the Administrator, which is a committee consisting of Messrs. Marks, Karsh and Frank. For each OCGH unit granted pursuant to an award under the 2007 Plan (the “Award Units”) we issue one Class B unit and one Oaktree Operating Group unit to OCGH. For each OCGH unit granted under the 2007 Plan that is subsequently forfeited by the grantee, the 2007 Plan also provides for the automatic corresponding cancellation of one Class B unit and one Oaktree Operating Group unit held by OCGH.
Units Subject to the 2007 Plan. As of February 25, 2015, 4,954,976 OCGH units have been issued under our 2007 Plan. As with the other OCGH units, pursuant to the exchange agreement and the terms of the OCGH partnership agreement, vested Award Units may be exchanged for, at the option of our board of directors, our Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, subject to approval of our board of directors.

Outstanding Equity at 2014 Year End
The following table provides information regarding outstanding unvested equity held by our NEOs as of December 31, 2014:

	Stock Awards (1)
Name	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	2,004,856	$251,686
John B. Frank	170,000	$7,048,880
David M. Kirchheimer	42,500	$1,762,220
Caleb S. Kramer	153,802	$6,377,246
Scott L. Graves	485,734	$20,140,475

(1)	The references to stock awards or units in this table refer to 2,000,000 EVUs and 4,856 Class A units in the case of Mr. Wintrob and otherwise refer to OCGH units.

(2)
The fair market value of $51.83 per Class A unit and $41.46 per OCGH unit is based on the closing price for our Class A units on December 31, 2014, less a discount applied to OCGH units as detailed in notes 2 and 11 to our consolidated financial statements.

Units Vested in 2014
The following table provides information regarding the number of outstanding equity units held by our NEOs that vested during the year ended December 31, 2014:

	Stock Awards (1)
Name	Number of Units Acquired on Vesting	Market Value of Units Vesting (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	880	$54,278
John B. Frank	50,000	$2,227,800
David M. Kirchheimer	10,000	$446,625
Caleb S. Kramer	43,500	$1,666,935
Scott L. Graves	68,500	$3,044,205

(1)	The references to Stock Awards or units in this table refer to Class A units in the case of Mr. Wintrob and otherwise refer to OCGH units.

(2)
The fair market value per unit is based on the trading price for our Class A units on applicable vesting dates of January 1, 2014, March 1, 2014 and November 11,2014, respectively, less a discount applied to OCGH units as detailed in notes 2 and 11 to our consolidated financial statements.

Potential Payments Upon Termination of Employment or Change in Control at 2014 Year End
Except as otherwise reflected in Mr. Wintrob’s employment agreement, we do not have any formal severance or change of control plans or agreements in place for any of our NEOs. Except for Mr. Wintrob’s EVUs, none of the equity awards held by any of our executive officers at 2014 year end is subject to accelerated vesting in connection with a change in control or a termination of employment for any reason, except if termination is due to death, disability or, in certain cases discussed in detail below, termination without cause, in which case all unvested units automatically accelerate in full.
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
Incentive Income (Messrs. Karsh, Frank, Kramer and Graves)
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
In the case of a termination event other than resignation, the residual percentage generally will equal the product of:

•	the participating NEO's interest prior to such event; and

•	if the fund is in its investment period, a percentage equal to the applicable fund's aggregate committed capital that had been contributed as of the date of the termination event.

•	If a participating NEO resigns, the residual percentage generally will equal the product of:

•	the participating NEO's interest prior to such resignation;

•	the participating NEO's vested percentage as of the resignation date (as discussed above under “—Carried Interest or Incentive Income”); and

•	if the fund is in its investment period, a percentage equal to the applicable fund's aggregate committed capital that had been contributed as of the resignation date.
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
The following table sets forth the estimated value of the estimated incentive income distributions that would be made in respect of the NEO's unvested incentive income interests under the Carry Plans, assuming those interests became fully vested on December 31, 2014 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual's termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2014 Year End,” have been determined assuming that each of the funds in respect of which the NEOs would have a right to incentive income had been liquidated on December 31, 2014 and all of the funds' assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2014. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the NEOs, had a termination of employment actually occurred on December 31, 2014. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.

Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$52,673,948
Jay S. Wintrob	$—
John B. Frank	$21,142,500
David M. Kirchheimer	$—
Caleb S. Kramer	$32,042,239
Scott L. Graves	$45,320,186
Impact of Termination Without Cause or for Good Reason on Profit Sharing Payments
If Mr. Wintrob’s employment is terminated by us without cause or by Mr. Wintrob for good reason (as defined in Mr. Wintrob’s employment agreement), Mr. Wintrob will be entitled to: (i) the profit sharing payments described above on page 194 through the fiscal quarter of termination, (ii) immediate vesting of all unvested OCGH Units delivered in respect of prior profit sharing payments, and (iii) payment of 25% of the aggregate profit sharing payments earned in respect of the four full fiscal quarters that preceded the termination quarter for up to eight quarters after the quarter of termination, depending on the timing and circumstances of the termination. If Mr. Wintrob’s employment had been terminated by us without cause or by him for good reason on December 31, 2014, we expect that we would have paid him an amount equal to $1,250,000 per quarter for each of the Company’s eight consecutive fiscal quarters beginning with the first quarter of 2015, for a total of $10,000,000. In addition, we would still make the cash replacement payments to Mr. Wintrob described above on page 190 if Mr. Wintrob’s prior employer does not otherwise honor its continuing payment obligations to Mr. Wintrob As we could not know as of December 31, 2014 whether or not Mr. Wintrob’s prior employer would honor its continuing payment obligations, we cannot quantify the contingent cash replacement payments that we may need to make in the future.
Under his employment agreement,

•
“cause” includes (i) willful and continued failure to fulfill responsibilities under the employment agreement, (ii) gross negligence or willful misconduct detrimental to Oaktree, (iii) material breach of the employment agreement or any other agreement with Oaktree, (iv) material violation of a material regulation or regulatory rule, (v) conviction of, or entry of a guilty plea or of no contest to, certain felonies, (vi) court or regulatory order removing Mr. Wintrob as an officer (or equivalent person) of Oaktree or prohibiting him from participating in the conduct of any Oaktree affairs, (vii) fraud, theft misappropriation or dishonesty relating to Oaktree, or (viii) material breach of Oaktree policies; and

•
“good reason” includes (i) a material diminution or adverse change in duties, authority, responsibilities, positions or reporting lines of authority under the employment agreement, (ii) relocation of Mr. Wintrob’s principal job location or office by more than 35 miles, and (iii) any material breach by Oaktree of the employment agreement.

As a condition to receiving these entitlements, Mr. Wintrob will be required to sign a release of claims against us, our employees, directors and related persons and to comply with certain post-employment restrictive covenants.
Impact of Termination Without Cause or for Good Reason on EVUs
Termination Other than During the One Year Period Following a Change in Control. If Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason, on December 31, 2014, Mr. Wintrob would be vested in a number of EVUs equal to the sum (not to exceed 2,000,000) of (A) the number of EVUs that have vested before the fiscal year in which his termination of employment occurs, plus, (B) the product of 400,000 EVUs multiplied by, a fraction, the numerator of which is the number of days in the fiscal year during which we employed Mr. Wintrob, and the denominator of which is 365, plus (C) 800,000 EVUs, so Mr. Wintrob would be vested in 866,849 EVUs. The value attributable to the accelerated vesting of the EVUs is not currently calculable because these vested EVUs would be recapitalized as OCGH Units following December 31, 2019, December 31, 2020, and December 31, 2021 based on the excess of (A) the sum of (x) the volume-weighted average price of an Oaktree Class A unit over a period of 60 business days before and 60 business days after December 31, 2019, December

31, 2020, and December 31, 2021 and (y) the aggregate cash distributions made on a per-OCGH unit basis in respect of such periods, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement, over (B) $61.00, $65.00 and $69.00, as applicable (2) multiplying such excess by 866,849 EVUs, and (3) dividing that amount by the volume-weighted average price described in this section.
Termination During the One Year Period Following a Change in Control. The EVU award agreement provides that if Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason, within one year following a change in control, 1,200,000 EVUs would vest if the termination occurs before 2016, 1,600,000 EVUs would vest if the termination occurs in 2016 and 2,000,000 EVUs would vest if a termination occurs in 2017, 2018 or 2019. If a change in control occurred on December 31, 2014 and Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason on such date, then Mr. Wintrob would be vested in 1,200,000 EVUs. The value attributable to the accelerated vesting of the EVUs is not currently calculable because the recapitalization and settlement of those EVUs would occur in the same manner as described in the preceding paragraph.
Voluntary Resignation Without Good Reason, Termination for Cause or Termination by Reason of Death or Disability
If Mr. Wintrob resigns without good reason, then Mr. Wintrob would not receive payment in respect of any EVUs, as none will have become vested and nonforfeitable by December 31, 2014. If Mr. Wintrob is terminated by us for cause, all of his EVUs, whether vested or unvested, will be immediately forfeited without consideration. While Mr. Wintrob would not be entitled to any vesting or payments in respect of his EVUs if his employment were terminated by reason of death or disability on December 31, 2014, if he were terminated by reason of death or disability on or after January 1, 2015, Mr. Wintrob would be entitled to pro rata vesting and recapitalization of his EVUs, all as described in his EVU award agreement.
Full Acceleration Event for EVUs
If we no longer employ Howard Marks or Bruce Karsh, or if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), then Mr. Wintrob will be entitled to the following treatment with respect to his EVUs:
(A) All of Mr. Wintrob’s 2,000,000 outstanding EVUs will become fully vested and nonforfeitable. In lieu of calculating the value of the amounts paid in respect of the EVUs in 2019, 2020 or 2021 as would occur absent a full acceleration event, the calculation would occur promptly following the full acceleration event. The allocation for the EVUs will equal the sum of (i) the volume-weighted average price of our Class A Units over the 15 business days before the date as of which either Mr. Wintrob notifies us that Mr. Karsh or Mr. Marks has ceased to serve, or there is a public announcement that Mr. Karsh or Mr. Marks has ceased to serve; plus (ii) the aggregate cash distributions made on a per-OCGH Unit-basis from January 1, 2015 through such date of notice, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement over the $61.00 Base Value as accreted through such date of notice. The allocation hereunder will be made no later than in the year following the year in which the full acceleration event occurred.
(B) Mr. Wintrob will get an award of an additional 2,000,000 OCGH equity value units (the “new EVUs”). The new EVUs will vest ratably over the period between January 1, 2015 and December 31, 2020, subject to Mr. Wintrob’s continued employment. Mr. Wintrob would be entitled to annual cash distributions in respect of the new EVUs based on the performance period of January 1, 2015 through December 31, 2020. The determination of how many of the new EVUs are recapitalized as OCGH units would be made as of December 31, 2020 and would be made based on the performance period of January 1, 2015 through December 31, 2020. The Base Value for the 2020 fiscal year would be the volume-weighted average price of our Class A units over the 15 days following the date as of which Mr. Marks or Mr. Karsh ceases to serve, plus any unaccreted portion of the $61.00 Base Value that is an estimate of the projected cash distributions over the period January 1, 2015 through December 31, 2020, on a per-OCGH Unit-basis, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement, plus twenty percent of such unaccreted Base Value.
All other terms and conditions that applied to the original EVUs will apply to the new EVUs.

Accelerated Vesting of OCGH Units and Class A Units Upon Termination of Employment
The following table sets forth the estimated value of the acceleration of all unvested OCGH units held by each NEO other than Mr. Wintrob, assuming a termination of employment due to death or disability on December 31, 2014. The table also sets forth the estimated value of the accelerated vesting of the OCGH units granted in January 2014 that are held by Mr. Graves, assuming a termination of his employment by us without cause. Other than on termination of employment by reason of death or disability, the vesting of outstanding OCGH unit awards does not accelerate upon termination of employment, except in the case of OCGH units granted to Mr. Wintrob in connection with his profit sharing payments and in the case of Mr. Graves’s 2014 OCGH unit award, each as described above. In addition, the table details the estimated value of the acceleration of the unvested Class A units that Mr. Wintrob received in 2014 in connection with his service as a director, as the Class A units granted to a member of our board in 2014 become fully vested if that board member’s services is terminated without cause.
Acceleration of Unvested OCGH Units and Class A Units

	OCGH Units or Class A Units (1)
Name	Number of Units of Stock Subject to Vesting Acceleration	Market Value of Accelerated Vesting of Units (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	4,856	$251,686
John B. Frank	170,000	$7,048,880
David M. Kirchheimer	42,500	$1,762,220
Caleb S. Kramer	153,802	$6,377,246
Scott L. Graves	485,731	$20,140,475

(1)	The references to stock awards or units in this table refer to Class A units in the case of Mr. Wintrob and otherwise refer to OCGH units.

(2)
The fair market value of $51.83 per Class A unit and $41.46 per OCGH unit is based on the closing price for our Class A units on December 31, 2014, less a discount applied to OCGH units as detailed in notes 2 and 11 to our consolidated financial statements.

Director Compensation Table for 2014
The following table sets forth the cash and equity compensation paid to our non-employee directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Robert E. Denham	$75,000	$105,454	$180,454
D. Richard Masson	$115,000	$105,454	$220,454
Wayne G. Pierson	$25,000	$—	$25,000
Marna C. Whittington	$100,000	$105,454	$205,454
Jay S. Wintrob (3)	$—	$—	$—

(1)
Annual cash retainer and fees for supervision of audit-related activities. Mr. Pierson did not receive any fees for his service as a member of our board of directors for the first three quarters of 2014 because he serves as President of Acorn Investors, LLC, which indirectly holds a minority interest in the Oaktree Operating Group units through OCGH. However, when Mr. Wintrob was hired by us as our Chief Executive Officer, our Board elected Mr. Pierson as a member of our Audit Committee to replace Mr. Wintrob, and our Board also approved to provide cash compensation to Mr. Pierson in the same manner as our other outside directors.

(2)
On January 24, 2014, we granted 1,791 Class A units to each of Messrs. Denham, Masson and Wintrob and Ms. Whittington, which will vest ratably over four years beginning on March 1, 2015, in consideration of their service as members of our board of directors in 2014. The number of outstanding and unvested Class A units held by Messrs. Denham, Masson and Ms. Whittington as of December 31, 2014 are 6,356, 3,493 and 4,346 units, respectively. We recognize expense for financial statement reporting purposes in respect of the unvested units in OCGH received by our directors on the basis of the value of those units at the time of the grant pursuant to ASC Topic 718, Accounting for Stock Compensation. Please see notes 2 and 11 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense.

(3)
On and after November 1, 2014 Mr. Wintrob no longer received remuneration as an outside director, and his remuneration he received as an outside director in 2014 is reflected in the Summary Compensation Table.

During 2014, we compensated our outside directors through an annual cash retainer of $75,000, and, for three of our outside directors, the grant of our Class A units. Directors who are also senior executives do not receive any additional compensation for serving on our board of directors. Accordingly, Mr. Wintrob stopped receiving remuneration in respect of his service as a director when he became our Chief Executive Officer on November 1, 2014. Members of our audit committee receive an additional annual retainer of $25,000, and the chair of the audit committee receives an additional annual retainer of $15,000. All members of our board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The number of Class A units granted is that number of Class A units having a value equal to $100,000, determined based on the average closing price of the Class A units during the 20 trading days prior to January 1, 2014.
Compensation Committee Interlocks and Insider Participation
As described under “Directors, Executive Officers and Corporate Governance—Board Structure and Governance—Controlled Company Exemption,” we are a “controlled company” within the meaning of the NYSE corporate governance standards and do not have a compensation committee. Messrs. Marks, Karsh, Wintrob, and Frank make all final determinations regarding executive officer compensation. For a description of certain transactions involving us and our directors and executive officers, please see “Certain Relationships and Related Transactions, and Director Independence.”
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
Jay S. Wintrob
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
The applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned is based on 43,771,659 Class A units outstanding and 109,974,898 Class B units outstanding as of February 24, 2015. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder’s aggregate holdings of OCGH units and Class A units as a percentage of the 153,746,557 Oaktree Operating Group units outstanding as of February 24, 2015. This percentage represents the applicable unitholder’s aggregate economic interest in the Oaktree Operating Group. Although holders of OCGH units are entitled, subject to vesting requirements and transfer restrictions, to exchange their OCGH units for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, such exchanges require board approval and thus holders of OCGH units are not deemed to beneficially own the equivalent number of Class A units.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)
Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent
Howard S. Marks	1,826	*	—	(2)	—	18,899,721	12.3%
Bruce A. Karsh	1,826	*	—	(2)	—	19,047,271	12.4
Jay S. Wintrob	6,191	*	—		—	—	—
John B. Frank	185	*	—		—	2,211,542	1.4
David M. Kirchheimer	136	*	—		—	1,584,716	1.0
Caleb S. Kramer	79	*	—		—	1,078,392	*
Scott L. Graves	72	*	—		—	1,367,438	*
Stephen A. Kaplan	181	*	—		—	1,907,905	1.2
Larry W. Keele	322	*	—		—	4,060,135	2.6
Sheldon M. Stone	1,009	*	—		—	10,644,843	6.9
Robert E. Denham	20,176	*	—		—	—	—
D. Richard Masson	6,416	*	—		—	3,090,401	2.0
Wayne G. Pierson (3)	—	—	—		—	—	—
Marna C. Whittington	10,326	*	—		—	—	—
All executive officers and directors as a group (17 persons)	50,861	*	—		—	65,419,859	42.6
5% Unitholders
FMR LLC (4)	5,894,215	13.5%	—		—	—	—
Wellington Management Group LLP (5)	2,489,196	5.7	—		—	—	—
Hawkins Capital, L.P. (6)	2,332,915	5.4	—		—	—	—
Acorn Investors, LLC	—	—	—		—	8,210,090	5.3
Oaktree Capital Group Holdings, L.P.	13,000	*	109,974,898		100%	—	—

*	Represents less than 1%.

(1)
Subject to certain restrictions, each OCGH unitholder has the right, subject to the approval of our board of directors, to exchange his or her vested units following the expiration of any applicable lock-up period pursuant to the terms of an exchange agreement. Pursuant to the exchange agreement and the terms of the OCGH partnership agreement, the OCGH units will be exchanged for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and we will cancel a corresponding number of Class B units.

(2)
Excludes 13,000 Class A units and 109,974,898 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

(3)
Excludes 8,210,090 OCGH units held by Acorn Investors, LLC, which Mr. Pierson may be deemed to beneficially own. Mr. Pierson is the President of Acorn Investors, LLC and disclaims beneficial ownership of the OCGH units held by that entity.

(4)
Reflects Class A units beneficially owned as of December 31, 2014 by FMR LLC based on a Schedule 13G filed by FMR LLC on February 13, 2015. The Schedule 13G includes 5,894,215 Class A units beneficially owned by Edward C. Johnson 3d and family members and Fidelity Management & Research Company (together with FMR LLC and Edward C. Johnson 3d, “Fidelity”), a wholly owned subsidiary of FMR LLC, in its capacity as investment adviser to various registered investment companies (the “Fidelity funds”). Mr. Johnson is Chairman of FMR LLC. The Schedule 13G states that Mr. Johnson and various family members, through their ownership of FMR LLC voting common stock and the execution of a shareholders’ voting agreement, may be deemed a controlling group with respect to FMR LLC. The Schedule 13G also states that neither FMR LLC nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Fidelity funds’ boards of trustees pursuant to established guidelines. The address of Fidelity is 245 Summer Street, Boston, Massachusetts 02210.

(5)
Reflects Class A units beneficially owned as of December 31, 2014 by clients of one or more investment advisers directly or indirectly owned by Wellington Management Group LLP (“Wellington”), based on a Schedule 13G filed by Wellington on February 12, 2015. The address of Wellington is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210.

(6)
Reflects Class A units beneficially owned as of December 31, 2014 by Hawkins Capital L.P., the general partner and manager of Hawkins Investment Partnership L.P. (“HIP”), and Russell B. Hawkins, the sole portfolio manager of HIP, each of whom may be deemed to share voting and dispositive power with respect to the Class A units held by HIP, based on a Schedule 13G filed with the SEC by Hawkins Capital L.P. on February 18, 2015. The address of HIP, Hawkins Capital L.P. and Mr. Hawkins is 600 Travis Street, Suite 6650, Houston, TX 77002.

Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,047,186	—	15,611,322
Equity compensation plans not approved by security holders	—	—	—
Total (3)	7,047,186	—	15,611,322

(1)	Reflects the aggregate number of OCGH units, Class A units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2014.

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

(3)
As of December 31, 2014, 4,954,976 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan. Please see note 11 to our consolidated financial statements included elsewhere in this annual report for additional information.

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
Tax Receivable Agreement
As described above, subject to certain restrictions, including the approval of our board of directors, each OCGH unitholder has the right to exchange his or her vested OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. Our Intermediate Holding Companies will deliver, at the option of our board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in exchange for the applicable OCGH unitholder’s OCGH units pursuant to the exchange agreement. These exchanges, including our purchase of Oaktree Operating Group units in connection with the 2007 Private Offering and in connection with our initial public offering in April 2012 and follow-on offerings in May 2013 and March 2014, resulted in, and are expected to result in, increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. These increases in tax basis have increased and will increase (for tax purposes) depreciation and amortization deductions and reduce gain on sales of assets, and therefore reduce the taxes of two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc.
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
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. to the amount of such taxes that Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the Oaktree Operating Group as a result of the exchanges and had Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. not entered into the tax receivable agreement. An OCGH unitholder may also elect to make a charitable contribution of units. In such a case, an exchange under the exchange agreement to facilitate a charitable contribution will not result in an increase in the tax basis of the assets of the Oaktree Operating Group; therefore, no payments will be made under the tax receivable agreement.
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

If Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. do not have taxable income, they are not required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized. We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group, the payments that we may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that remaining payments under the tax receivable agreement (“TRA payments”) in connection with the 2007 Private Offering, our initial public offering in 2012 and our follow-on offerings in May 2013 and March 2014 will aggregate to $40.4 million over the period ending approximately in 2029, $79.0 million over the period ending approximately in 2034, $109.0 million over the period ending in approximately 2035 and $80.0 million over the period ending in approximately 2036, respectively. We have begun to make payments in respect of the 2007 Private Offering, our initial public offering and our 2013 follow-on offering. During the year ended December 31, 2014, we made TRA payments in respect of the year ended December 31, 2013 of $2,161,908, $2,160,877, $1,002,495, $430,424, $176,939, $165,489, $135,452, $309,475 and $954,108 to Howard Marks, our Co-Chairman and a director; Bruce Karsh, our Co-Chairman, Chief Investment Officer and a director; Sheldon Stone, a principal and a director; D. Richard Masson, a director; John B. Frank, our Vice Chairman and a director; Stephen A. Kaplan, a principal and a director; B. James Ford, a Managing Director; Kevin Clayton, a former principal and former director; and Acorn Investors, LLC, respectively. We have not yet begun to make TRA payments in respect of the March 2014 follow-on offering. In addition, we expect that future TRA payments in connection with the 2007 Private Offering, our initial public offering and the May 2013 and March 2014 follow-on offerings to Messrs. Marks, Karsh, Stone, Masson, Frank, Kaplan, Ford and Clayton; David Kirchheimer, our Chief Financial Officer, a principal and a director; Larry Keele, a principal and a director; Caleb Kramer, a Managing Director; Scott Graves, Head of Credit Strategies and a Managing Director; Todd Molz, our General Counsel and Chief Administrative Officer; and Acorn Investors, LLC will be approximately $68.4 million, $66.0 million, $32.9 million, $11.4 million, $6.0 million, $5.6 million, $4.2 million, $9.5 million, $3.1 million, $3.0 million, $2.9 million, $2.5 million, $0.4 million and $27.9 million, respectively. Future payments under the tax receivable agreement in respect of subsequent exchanges of OCGH units would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon OCGH unitholders’ continued ownership of interests in OCGH.
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

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of Oaktree Holdings, Inc.’s and Oaktree AIF Holdings, Inc.’s cash tax savings. However, the value of such excess payments may be recouped through reduced future payments of amounts otherwise payable by Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. pursuant to the tax receivable agreement.
Oaktree Operating Group Partnership Agreements
Each of the Oaktree Operating Group partnerships either has as its sole general partner one of the Intermediate Holding Companies or is indirectly controlled by the Intermediate Holding Companies. Accordingly, Oaktree Capital Group, LLC operates all of the business and affairs of the Oaktree Operating Group and conducts our business through the Oaktree Operating Group and its subsidiaries.
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
Each of the Oaktree Operating Group partnerships has an identical number of units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a unit in each of the Oaktree Operating Group partnerships. As of February 24, 2015, there were 153,746,557 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including the Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
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
Oaktree Capital Group Holdings, L.P. Units
OCGH unitholders hold OCGH units. OCGH, in turn, holds an equivalent number of Oaktree Operating Group units. The units in OCGH held by the OCGH unitholders as of February 24, 2015 have vesting provisions. Upon expiration of the vesting period, OCGH unitholders may, subject to certain restrictions, sell their OCGH units or exchange their OCGH units into, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing and, subsequently, sell any such Class A units received. OCGH and our board of directors may limit the number of OCGH units that may be exchanged after expiration of the relevant vesting period, based on such factors as they deem appropriate, including the market’s ability to absorb sales of the exchanged Class A units. As of the date of this annual report, sales of Class A units by our employees may only be effected during “open periods” authorized by us. The amount of OCGH units vesting will vary year to year, sometimes materially, but as of February 24, 2015, OCGH units due to vest after 2015 represented approximately 3% of the total outstanding number of Oaktree Operating Group units.
OCGH unitholders that are employees will generally forfeit all unvested units in OCGH upon termination of their employment for any reason unless the termination is due to death or disability or if the forfeiture requirement is waived. Except as otherwise set forth in any employment agreement or letter agreement, starting with OCGH unit grants issued in 2014 any unvested OCGH units held by employees subject to four-year vesting will generally vest in full upon termination of their employment by us without cause if such employee delivers to us a release for our benefit. Any of the OCGH units that were outstanding at the time of the 2007 Private Offering that are forfeited will be reallocated among the remaining OCGH unitholders at the time of such offering. Any of the OCGH units issued after the date of the 2007 Private Offering that are forfeited will result in a corresponding forfeiture of Oaktree Operating Group units held by OCGH.
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
Holders of our Class A units and Class B units have no right to elect our manager, which is controlled by our senior executives.
Aircraft Use
In January 2010, we exercised a buyout provision in our then aircraft lease agreement and thereafter sold the acquired plane to Mr. Karsh for an aggregate purchase price of $11,080,000. We and Mr. Karsh agreed that we would have the option of leasing this plane from him for business-related purposes on a non-exclusive basis pursuant to a lease agreement. During the year ended December 31, 2014, we paid Mr. Karsh $1,053,382 in connection with our use of his plane under this lease agreement. In addition, during the year ended December 31, 2014, Mr. Marks paid us $437,908 in reimbursement for operating costs of our existing corporate plane that we had incurred on his behalf in connection with his personal use of such plane.
Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in our funds. These investment opportunities are available to all of our professionals who we have determined have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in our funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2014, we manage over $680.0 million of AUM invested by our directors, executive officers and certain current and former employees in our funds. During the year ended December 31, 2014, the following directors (or former director) and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to our funds and are expected to continue to contribute capital in our funds from time to time: Mr. Clayton contributed an aggregate of $1,812,582; Mr. Denham contributed an aggregate of $142,200; Mr. Frank contributed an aggregate of $3,175,071; Mr. Graves contributed an aggregate of $781,626; Mr. Kaplan contributed an aggregate of $316,362; Mr. Karsh and an organization affiliated with Mr. Karsh contributed an aggregate of $19,668,680; Mr. Keele contributed an aggregate of $1,476,247; Mr. Kirchheimer contributed an aggregate of $4,147,044; Mr. Marks contributed an aggregate of $11,770,000; Mr. Stone contributed an aggregate of $24,518,909; Ms. Whittington contributed an aggregate of $149,900; and Mr. Wintrob contributed an aggregate of $2,240,000, respectively. During the year ended December 31, 2014, the following directors (or former director) and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from our funds as a result of their invested capital: Mr. Clayton received $631,913; Mr. Frank received $890,958; Mr. Kaplan received $702,236; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $12,170,152; Mr. Keele received $1,096,804; Mr. Kirchheimer received $1,478,332; Mr. Marks received $15,220,967; Mr. Masson received $1,588,239; Mr. Stone received $19,288,391; and Mr. Wintrob received $417,136 from our funds, respectively.
Transactions with Kevin Clayton
Mr. Clayton was a principal and a director of the Company until July 31, 2014. Starting in 2011, we paid Mr. Clayton a salary and participation profits that totaled approximately $5,000,000 per year. During 2014, we paid Mr. Clayton $2,904,110 under this arrangement for the period in which he was employed with us.
Offsets to Distributions in Respect of OCGH Units
Pursuant to an agreement between Mr. Marks and Oaktree Capital Management (UK) LLP, a subsidiary of ours in the United Kingdom, we provide £150,000 ($232,980 based on the average exchange rate for the 24-hour period ending December 31, 2014 as reported by www.oanda.com) per year to Mr. Marks, which is offset by distributions in respect of OCGH units to which Mr. Marks is entitled. In accordance with ASC Topic 718, the payment of future distributions in respect of OCGH units is factored into the grant date fair value of the OCGH units

(which value is used for determining the compensation expense for such units under ASC Topic 718) and any distributions made with respect to such units are therefore not treated as an additional compensation expense by such subsidiary in the year in which such distributions are paid.
Transactions with other Related Persons
We have and may in the future continue to enter into ordinary course transactions with unaffiliated entities known to us to beneficially own more than 5% of any class of the outstanding voting securities of the Company. These transactions may include investments by them or their affiliates in our funds generally on the same terms and conditions offered to other unaffiliated fund investors and participation in our capital markets transactions, including underwritings and syndications, generally on the same terms and conditions offered to other unaffiliated capital markets participants. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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
Director Independence
Because our senior executives represent more than 50% of our voting power, we are a “controlled company” as defined in the NYSE corporate governance standards. Accordingly, we have elected not to comply with certain NYSE corporate governance standards, including the requirements that a majority of our board of directors consist of independent directors and that we have a compensation committee and a nominating/corporate governance committee with written charters addressing the committee’s purpose and responsibilities that are composed entirely of independent directors.
At such time that we are no longer deemed a controlled company, the board of directors will become comprised of a majority of independent directors in accordance with the applicable standards set forth by the SEC and NYSE for determining director independence. Presently, in applying such SEC and NYSE independence standards and the independence standards described in our corporate governance guidelines, the board of directors has determined that three of its members, namely Messrs. Masson and Pierson and Ms. Whittington, are each independent. Please see “Directors, Executive Officers and Corporate Governance—Board Structure and Governance” and “—Corporate Governance Guidelines.”

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP, for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014		2013
	Oaktree Capital Group, LLC	Oaktree Funds	Oaktree Capital Group, LLC	Oaktree Funds
	($ in thousands, except where noted)
Audit fees (1)	$5,944	$5,006	$4,268	$4,500
Audit-related fees (2)	316	4,401	239	1,660
Tax fees (3)	3,803	15,534	3,489	12,877

(1)
Audit fees consist of fees for services related to the annual audit of our consolidated financial statements, reviews of our interim consolidated financial statements on Form 10-Q, SEC registration statements, accounting consultations and services that are normally provided in connection with statutory and regulatory filings and engagements. Fees in 2014 include $0.4 million related to 2013 audits.

(2)
Audit-related fees consist of fees related to financial due diligence services in connection with acquisitions of portfolio companies for investment by funds managed by Oaktree in its capacity as general partner, as well as examinations of our investment adviser operations controls.

(3)
Tax fees consist of fees related to tax compliance and tax advisory services, including tax diligence services in connection with acquisitions of portfolio companies for investments by funds managed by Oaktree in its capacity as general partner. Fees in 2013 include $0.6 million and $2.3 million for services rendered in 2012 to Oaktree Capital Group, LLC and Oaktree funds, respectively.

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
Date: February 27, 2015

Oaktree Capital Group, LLC
By:	/s/ Susan Gentile
Name:	Susan Gentile

Title:	Chief Accounting Officer and Managing Director and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 27th day of February 2015:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director and Co-Chairman
/s/ Bruce A. Karsh
Bruce A. Karsh	Director, Co-Chairman and Chief Investment Officer
/s/ Jay S. Wintrob
Jay S. Wintrob	Director and Chief Executive Officer (Principal Executive Officer)
/s/ John B. Frank
John B. Frank	Director and Vice Chairman
/s/ David M. Kirchheimer
David M. Kirchheimer	Director, Chief Financial Officer and Principal (Principal Financial Officer)
/s/ Susan Gentile
Susan Gentile	Chief Accounting Officer and Managing Director (Principal Accounting Officer)
/s/ Stephen A. Kaplan
Stephen A. Kaplan	Director and Principal
/s/ Larry W. Keele
Larry W. Keele	Director and Principal
/s/ Sheldon M. Stone
Sheldon M. Stone	Director and Principal
/s/ Robert E. Denham
Robert E. Denham	Director
/s/ D. Richard Masson
D. Richard Masson	Director
/s/ Wayne G. Pierson
Wayne G. Pierson	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

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

4.16
Note and Guaranty Agreement, dated as of July 11, 2014, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.17	Form of 3.91% Senior Notes, Series A, due September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.18	Form of 4.01% Senior Notes, Series B, due September 3, 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.19	Form of 4.21% Senior Notes, Series C, due September 3, 2029 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

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

10.9
Credit Agreement, dated as of March 31, 2014, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Lead Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2014).

10.9.1
First Amendment, dated November 3, 2014, to the March 31, 2014 Credit Agreement by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Lead Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014).

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

10.19*
Form of Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 3, 2011).

10.20*	Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan.

10.21*	Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated February 24, 2015.

10.22*	Letter Agreement between Oaktree Capital Management, L.P. and Jay S. Wintrob dated October 6, 2014.

10.23*
Amended and Restated Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan by and among Oaktree Capital Group Holdings, L.P., Oaktree Capital Group Holdings GP, LLC and Jay S. Wintrob dated February 24, 2015.

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