Form 10-Q
period 2015-03-31
Oaktree Capital Group, LLC
filed 2015-05-07
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 4, 2015, there were 48,371,659 Class A units and 105,468,586 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015 (“annual report”), which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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

•
our non-U.S. Convertible Securities strategy, to an Oaktree custom non-U.S. convertible index that represents the JACI Global ex-U.S. (Local) Index from inception through December 31, 2014 and the Thomson Reuters Global Focus ex-U.S. (USD hedged) Index thereafter;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	March 31, 2015	December 31, 2014
Assets
Cash and cash-equivalents	$437,225	$408,296
U.S. Treasury securities	570,749	655,529
Corporate investments (includes $18,027 and $40,814 measured at fair value as of March 31, 2015 and December 31,2014, respectively)	167,999	187,963
Due from affiliates	42,931	46,881
Deferred tax assets	430,873	357,364
Other assets	284,259	282,516
Assets of consolidated funds:
Cash and cash-equivalents	1,980,539	2,940,198
Investments, at fair value	48,734,371	46,533,799
Dividends and interest receivable	337,346	193,428
Due from brokers	751,007	605,882
Receivable for securities sold	250,105	171,817
Derivative assets, at fair value	384,394	296,197
Other assets	665,779	664,192
Total assets	$55,037,577	$53,344,062
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$147,734	$294,886
Accounts payable, accrued expenses and other liabilities	140,727	148,361
Due to affiliates	371,988	309,214
Debt obligations	850,000	850,000
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	168,907	75,487
Payables for securities purchased	884,682	767,733
Securities sold short, at fair value	65,403	64,438
Derivative liabilities, at fair value	381,798	253,509
Distributions payable	333,819	752,762
Borrowings under credit facilities	5,260,604	4,704,852
Collateralized loan obligation loans payable	1,775,856	1,601,535
Total liabilities	10,381,518	9,822,777
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	42,751,514	41,681,155
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 48,371,659 and 43,763,719 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Class B units, no par value, unlimited units authorized, 105,298,682 and 109,088,901 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	571,988	536,431
Retained earnings	49,631	11,378
Accumulated other comprehensive loss	(2,006)	(1,070)
Class A unitholders’ capital	619,613	546,739
Non-controlling interests in consolidated funds	30,828	27,430
Non-controlling interests in consolidated subsidiaries	1,254,104	1,265,961
Total unitholders’ capital	1,904,545	1,840,130
Total liabilities and unitholders’ capital	$55,037,577	$53,344,062

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Management fees	$50,819	$40,431
Expenses:
Compensation and benefits	(110,143)	(98,292)
Equity-based compensation	(11,706)	(9,182)
Incentive income compensation	(66,892)	(91,494)
Total compensation and benefits expense	(188,741)	(198,968)
General and administrative	(6,580)	(32,238)
Depreciation and amortization	(2,892)	(1,921)
Consolidated fund expenses	(37,761)	(25,192)
Total expenses	(235,974)	(258,319)
Other income (loss):
Interest expense	(46,569)	(24,000)
Interest and dividend income	522,929	362,136
Net realized gain on consolidated funds’ investments	474,830	654,151
Net change in unrealized appreciation on consolidated funds’ investments	507,483	770,478
Investment income	12,682	4,991
Other income (expense), net	4,694	(1,698)
Total other income	1,476,049	1,766,058
Income before income taxes	1,290,894	1,548,170
Income taxes	(7,875)	(7,986)
Net income	1,283,019	1,540,184
Less:
Net income attributable to non-controlling interests in consolidated funds	(1,136,665)	(1,324,832)
Net income attributable to non-controlling interests in consolidated subsidiaries	(108,101)	(163,558)
Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794
Distributions declared per Class A unit	$0.56	$1.00
Net income per unit (basic and diluted):
Net income per Class A unit	$0.85	$1.30
Weighted average number of Class A units outstanding	45,063	39,700

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

Three Months Ended March 31, 2015	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$38,253	$108,101	$1,136,665	$1,283,019
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(897)	(2,150)	—	(3,047)
Unrealized loss on interest-rate swap designated as cash-flow hedge	(39)	(92)	—	(131)
Other comprehensive income (loss), net of tax	(936)	(2,242)	—	(3,178)
Total comprehensive income	37,317	105,859	1,136,665	1,279,841
Less: Comprehensive income attributable to non-controlling interests	—	(105,859)	(1,136,665)	(1,242,524)
Comprehensive income attributable to Oaktree Capital Group, LLC	$37,317	$—	$—	$37,317
Three Months Ended March 31, 2014
Net income	$51,794	$163,558	$1,324,832	$1,540,184
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	90	253	—	343
Unrealized loss on interest-rate swap designated as cash-flow hedge	(159)	(451)	—	(610)
Other comprehensive income (loss), net of tax	(69)	(198)	—	(267)
Total comprehensive income	51,725	163,360	1,324,832	1,539,917
Less: Comprehensive income attributable to non-controlling interests	—	(163,360)	(1,324,832)	(1,488,192)
Comprehensive income attributable to Oaktree Capital Group, LLC	$51,725	$—	$—	$51,725

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,283,019	$1,540,184
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(12,682)	(4,991)
Depreciation and amortization	2,892	1,921
Equity-based compensation	11,706	9,182
Net realized and unrealized gains from consolidated funds’ investments	(982,313)	(1,424,629)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(4,932)	(14,943)
Income distributions from corporate investments in companies	16,144	15,448
Amortization or write-down of debt issuance costs	3,257	4,504
Cash flows due to changes in operating assets and liabilities:
Decrease in other assets	7,517	8,997
Increase (decrease) in net due to affiliates	4,250	(1,607)
Decrease in accrued compensation expense	(147,152)	(125,747)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,824)	12,121
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(143,918)	(29,087)
(Increase) decrease in due from brokers	(145,125)	3,278
Increase in receivables for securities sold	(78,288)	(541,940)
(Increase) decrease in other assets	(8,817)	90,296
Increase in accounts payable, accrued expenses and other liabilities	57,025	11,064
Increase in payables for securities purchased	116,949	443,106
Purchases of securities	(4,527,455)	(6,032,306)
Proceeds from maturities and sales of securities	2,657,889	5,050,883
Net cash used in operating activities	(1,897,858)	(984,266)
Cash flows from investing activities:
Purchases of U.S. Treasury securities	(155,274)	—
Proceeds from maturities and sales of U.S. Treasury securities	240,054	316,041
Corporate investments in funds and companies	(13,932)	(22,037)
Distributions and proceeds from corporate investments in funds and companies	30,434	2,775
Purchases of fixed assets	(12,461)	(1,333)
Net cash provided by investing activities	88,821	295,446

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$250,000
Payment of debt issuance costs	—	(728)
Repayments of debt obligations	—	(218,750)
Proceeds from issuance of Class A units	237,820	296,650
Purchase of OCGH units	(237,820)	(296,400)
Repurchase and cancellation of OCGH units	(4,290)	(2,055)
Distributions to Class A unitholders	(24,508)	(38,473)
Distributions to OCGH unitholders	(75,537)	(140,302)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	1,840,538	1,846,325
Distributions to non-controlling interests	(1,710,583)	(1,966,752)
Proceeds from debt obligations issued by collateralized loan obligation vehicles	394,295	503,622
Payment of debt issuance costs	(9,108)	(5,973)
Borrowings on credit facilities	1,904,082	2,075,529
Repayments on credit facilities	(1,413,812)	(1,265,823)
Net cash provided by financing activities	901,077	1,036,870
Effect of exchange rate changes on cash	(22,770)	(747)
Net increase (decrease) in cash and cash-equivalents	(930,730)	347,303
Cash and cash-equivalents, beginning balance	3,348,494	2,637,665
Cash and cash-equivalents, ending balance	$2,417,764	$2,984,968

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2014	43,764	109,089	$536,431	$11,378	$(1,070)	$1,265,961	$27,430	$1,840,130
Activity for the three months ended March 31, 2015:
Issuance of Class A units	4,608	—	237,820	—	—	—	—	237,820
Issuance of Class B units	—	927	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(15)	—	—	—	—	—	—
Cancellation of Class B units	—	(4,702)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(237,820)	—	—	—	—	(237,820)
Deferred tax effect resulting from the purchase of OCGH units	—	—	11,025	—	—	—	—	11,025
Repurchase and cancellation of OCGH units	—	—	—	—	—	(4,290)	—	(4,290)
Capital contributions	—	—	—	—	—	—	2,880	2,880
Equity reallocation between controlling and non-controlling interests	—	—	45,761	—	—	(45,761)	—	—
Capital increase related to equity-based compensation	—	—	3,279	—	—	7,872	—	11,151
Distributions declared	—	—	(24,508)	—	—	(75,537)	(549)	(100,594)
Net income	—	—	—	38,253	—	108,101	1,067	147,421
Foreign currency translation adjustment, net of tax	—	—	—	—	(897)	(2,150)	—	(3,047)
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	(39)	(92)	—	(131)
Unitholders’ capital as of March 31, 2015	48,372	105,299	$571,988	$49,631	$(2,006)	$1,254,104	$30,828	$1,904,545

Unitholders’ capital as of December 31, 2013	38,473	112,584	$590,236	$(114,905)	$(1,122)	$1,234,169	$—	$1,708,378
Activity for the three months ended March 31, 2014:
Issuance of Class A units	5,007	—	296,650	—	—	—	—	296,650
Issuance of Class B units	—	1,667	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(2)	—	—	—	—	—	—
Cancellation of Class B units	—	(5,045)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(296,400)	—	—	—	—	(296,400)
Deferred tax effect resulting from the purchase of OCGH units	—	—	14,122	—	—	—	—	14,122
Repurchase and cancellation of OCGH units	—	—	—	—	—	(2,055)	—	(2,055)
Equity reallocation between controlling and non-controlling interests	—	—	49,098	—	—	(49,098)	—	—
Capital increase related to equity-based compensation	—	—	2,394	—	—	6,788	—	9,182
Distributions declared	—	—	(38,473)	—	—	(140,302)	—	(178,775)
Net income	—	—	—	51,794	—	163,558	—	215,352
Foreign currency translation adjustment, net of tax	—	—	—	—	90	253	—	343
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	(159)	(451)	—	(610)
Unitholders’ capital as of March 31, 2014	43,480	109,204	$617,627	$(63,111)	$(1,191)	$1,212,862	$—	$1,766,187

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities that are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities that are not considered VIEs but in which the Company has a controlling financial interest. Most of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established by GAAP. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.
Reclassifications
Certain amounts reported in the condensed consolidated statements of cash flows for the prior period have been reclassified to conform to the current-period presentation.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies of the Company
Consolidation
The Company consolidates those entities where it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As of March 31, 2015, this included seven VIEs for which the Company was considered the primary beneficiary, and substantially all of Oaktree’s closed-end, commingled open-end and evergreen funds for which the Company acts as the sole general partner and is deemed to control through a voting interest model.
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
While the Company holds variable interests in the Oaktree funds, most of those funds do not meet the characteristics of a VIE. As of March 31, 2015, the Company consolidated seven VIEs for which it was the primary beneficiary, including Oaktree AIF Holdings, Inc. (“AIF”), which was formed to hold certain assets for regulatory and other purposes. The six remaining VIEs represented CLOs for which the Company acts as collateral manager. Two of the CLOs had not priced as of March 31, 2015. As of December 31, 2014, the Company consolidated six VIEs. There were no VIEs for which the Company was not the primary beneficiary as of March 31, 2015 and December 31, 2014.
As of March 31, 2015, the Company consolidated six CLOs with total assets and liabilities of $2.1 billion and $1.9 billion, respectively. The assets and liabilities of the CLOs primarily consisted of investments in debt securities and loans, respectively, issued by the CLOs. The loans issued by each CLO were collateralized by the investments held by the CLO, and assets of one CLO may not be used to satisfy liabilities of another. In exchange for managing the collateral of the CLOs, the Company typically earns management fees and may earn performance fees, both of which are eliminated in consolidation. As of March 31, 2015, the Company had invested an aggregate $160.7 million in its CLOs, which represented its maximum risk of loss. The Company’s investments are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Investors in the CLOs have no recourse against the Company for any losses they sustain. Please see note 7 for more information on CLO debt obligations.
Voting Interest Model. For entities that are not VIEs, the Company evaluates those entities that it controls through a majority voting interest, including those Oaktree funds in which the Company as the sole general partner

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

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
Consequently, Oaktree’s condensed consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling interests in consolidated funds in the accompanying condensed consolidated financial statements. All of the revenues earned by Oaktree from the funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, Oaktree’s attributable share of the net income from the funds is increased by the amounts eliminated. Thus, the elimination of the amounts in consolidation has no effect on net income or loss attributable to the Company. All intercompany transactions and balances have been eliminated in consolidation.
Certain funds for which the Company has no general partner responsibility but has the ability to exert significant influence through other means are accounted for under the equity method of accounting.
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
March 31, 2015
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

In some instances, the inputs used to value an instrument may fall into multiple levels of the fair-value hierarchy. In such instances, the instrument’s level within the fair-value hierarchy is based on the lowest of the three levels (with Level III being the lowest) that is significant to the fair-value measurement. The Company’s assessment of the significance of an input requires judgment and considers factors specific to the instrument. Transfers of assets into or out of each fair value hierarchy level as a result of changes in the observability of the inputs used in measuring fair value are accounted for as of the beginning of the reporting period. Transfers resulting from a specific event, such as a reorganization or restructuring, are accounted for as of the date of the event that caused the transfer.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being valued by the investment or valuation teams. With the exception of open-end funds, all unquoted Level III investment values are reviewed and approved by (i) the Company’s valuation officer, who is independent of the investment teams, (ii) a designated investment professional of each strategy and (iii) for a substantial majority of unquoted Level III holdings as measured by market value, a valuation committee for such strategy.  For open-end funds, all unquoted Level III investment values are reviewed and approved by the Company’s valuation officer. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company evaluates changes in fair-value measurements from period to period for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
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
In addition, the Company has elected the fair value option for the assets of its CLOs. Assets of the CLOs are included in investments, at fair value and liabilities of the CLOs are reflected in collateralized loan obligation loans payable in the condensed consolidated statements of financial condition. The Company’s accounting for CLOs is similar to its accounting for closed-end funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. Realized gains or losses and changes in the fair value of consolidated CLO assets are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments, respectively, in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income. CLOs’ interest expense and other expenses are included in interest expense and consolidated fund expenses, respectively, in the condensed consolidated statements of operations.
Accounting Policies of Consolidated Funds
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
March 31, 2015
($ in thousands, except where noted)

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
March 31, 2015
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
Recent Accounting Developments
In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the presentation of debt issuance costs in the statements of financial position. Under current GAAP, such costs are reflected in the statements of financial position as a deferred asset. The new guidance will require these costs to be presented as a direct deduction from the related debt liability and to be amortized as interest expense. The amendment does not affect the current guidance on the recognition and measurement of debt issuance costs. The guidance is effective for the Company in the first quarter of 2016 on a retrospective basis, with early adoption permitted. The Company does not expect that adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In February 2015, the FASB issued guidance that amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The new guidance does not add or remove any of the five characteristics that determine if an entity is a VIE; rather, it focuses on the consolidation criteria used to evaluate whether certain legal entities should be consolidated. Additionally, the new guidance eliminates the presumption that a general partner should consolidate a limited partnership under the voting model. The amendment is intended to simplify the consolidation guidance by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and providing more clarity for reporting entities that typically make use of limited partnerships or VIEs. The guidance is effective for the Company in the first quarter of 2016 on either a full or modified retrospective basis, with early adoption permitted. Under the modified retrospective approach, prior years would not be restated; instead, a cumulative-effect adjustment to equity as of the beginning of the adoption year would be recorded. The Company may elect to early adopt and is currently evaluating the effect that adoption will have on its condensed consolidated financial statements.
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
In August 2014, the FASB issued guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity. The guidance applies to reporting entities that are required to consolidate a collateralized financing entity under the VIE guidance when (a) the reporting entity measures all of the financial assets and financial liabilities of that consolidated financing entity at fair value in the consolidated financial statements and (b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance provides an alternative for measuring the financial assets and financial liabilities of a consolidated collateralized financing entity to eliminate differences in the fair value of those financial assets and financial liabilities as determined under GAAP. The guidance is effective for the Company in the first quarter of 2016, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

In May 2014, the FASB and International Accounting Standards Board issued converged guidance on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis, eliminates an entity’s ability to recognize revenue if there is risk of significant reversal, and requires enhanced disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue. The guidance is effective for the Company in the first quarter of 2017, on either a full or modified retrospective basis. The Company is currently evaluating the effect that adoption will have on its condensed consolidated financial statements.
3. BUSINESS COMBINATIONS
In August 2014, the Company completed its acquisition of the Highstar Capital team and certain Highstar entities (collectively, “Highstar”) for $31.4 million in cash, 100,595 fully-vested OCGH units and contingent consideration of up to $60.0 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree’s condensed consolidated financial statements, resulted in $50.8 million of goodwill, $28.0 million of intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV (“HS IV”), and $72.2 million of non-controlling interests in certain acquired subsidiaries that principally relate to investments in HS IV. Effective August 2014, the Company consolidated the financial position and results of operations of the controlled Highstar entities, including HS IV, and accounted for this transaction as a business combination. Please see note 13 for information on the contingent consideration liability.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

4. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
United States:
Debt securities:
Consumer discretionary	$3,421,630	$3,173,576	7.0%	6.8%
Consumer staples	738,049	692,890	1.5	1.5
Energy	1,320,250	1,028,317	2.7	2.2
Financials	1,030,123	805,337	2.1	1.7
Government	125,048	140,053	0.3	0.3
Health care	1,199,528	1,010,462	2.5	2.2
Industrials	1,741,247	1,795,909	3.6	3.9
Information technology	1,191,809	1,167,635	2.4	2.5
Materials	1,553,560	1,288,947	3.2	2.8
Telecommunication services	365,089	372,457	0.7	0.8
Utilities	1,305,612	1,409,408	2.7	3.0
Total debt securities (cost: $14,722,400 and $13,611,109 as of March 31, 2015 and December 31, 2014, respectively)	13,991,945	12,884,991	28.7	27.7
Equity securities:
Consumer discretionary	2,547,906	2,475,318	5.2	5.3
Consumer staples	749,419	530,305	1.5	1.1
Energy	1,756,114	1,756,480	3.6	3.8
Financials	8,203,670	7,720,904	16.8	16.6
Health care	228,243	224,705	0.5	0.5
Industrials	2,865,130	2,970,356	5.9	6.4
Information technology	140,723	176,097	0.3	0.4
Materials	1,059,654	1,207,523	2.2	2.6
Telecommunication services	23,025	21,616	0.1	0.0
Utilities	350,984	329,175	0.7	0.7
Total equity securities (cost: $13,989,870 and $13,911,333 as of March 31, 2015 and December 31, 2014, respectively)	17,924,868	17,412,479	36.8	37.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Europe:
Debt securities:
Consumer discretionary	$1,347,977	$1,371,689	2.8%	3.0%
Consumer staples	221,567	242,513	0.5	0.5
Energy	348,990	370,456	0.7	0.8
Financials	641,157	803,468	1.3	1.7
Health care	126,218	147,661	0.3	0.3
Industrials	325,512	344,642	0.7	0.7
Information technology	42,840	41,960	0.1	0.1
Materials	401,983	421,327	0.8	0.9
Telecommunication services	156,879	142,322	0.3	0.3
Utilities	8,854	24,668	0.0	0.1
Total debt securities (cost: $3,825,214 and $3,803,751 as of March 31, 2015 and December 31, 2014, respectively)	3,621,977	3,910,706	7.5	8.4
Equity securities:
Consumer discretionary	295,101	311,847	0.6	0.7
Consumer staples	126,646	59,628	0.3	0.1
Energy	42,102	92,416	0.1	0.2
Financials	5,067,338	4,760,386	10.4	10.2
Government	36	635	0.0	0.0
Health care	65,409	52,887	0.1	0.1
Industrials	1,378,343	1,226,825	2.8	2.6
Information technology	1,450	1,190	0.0	0.0
Materials	331,526	398,559	0.7	0.9
Telecommunication services	17,104	—	0.0	—
Utilities	184,886	—	0.4	—
Total equity securities (cost: $6,668,796 and $5,884,950 as of March 31, 2015 and December 31, 2014, respectively)	7,509,941	6,904,373	15.4	14.8
Asia and other:
Debt securities:
Consumer discretionary	109,091	140,732	0.2	0.3
Consumer staples	3,858	7,927	0.0	0.0
Energy	258,362	217,299	0.5	0.5
Financials	20,203	18,935	0.1	0.0
Government	3,787	50,073	0.0	0.1
Health care	51,459	48,977	0.1	0.1
Industrials	342,427	420,323	0.7	0.9
Information technology	36,175	23,555	0.1	0.1
Materials	276,790	252,965	0.6	0.6
Utilities	8,794	9,113	0.0	0.0
Total debt securities (cost: $1,126,042 and $1,168,453 as of March 31, 2015 and December 31, 2014, respectively)	1,110,946	1,189,899	2.3	2.6

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Asia and other:
Equity securities:
Consumer discretionary	$739,373	$664,077	1.5%	1.4%
Consumer staples	111,011	113,471	0.2	0.2
Energy	315,005	298,040	0.6	0.6
Financials	1,531,343	1,518,532	3.1	3.3
Health care	24,519	22,899	0.1	0.1
Industrials	1,083,182	937,455	2.2	2.0
Information technology	372,881	322,592	0.8	0.7
Materials	156,487	145,657	0.3	0.3
Telecommunication services	62,959	39,244	0.1	0.1
Utilities	177,934	169,384	0.4	0.4
Total equity securities (cost: $3,797,519 and $3,393,453 as of March 31, 2015 and December 31, 2014, respectively)	4,574,694	4,231,351	9.3	9.1
Total debt securities	18,724,868	17,985,596	38.5	38.7
Total equity securities	30,009,503	28,548,203	61.5	61.3
Total investments, at fair value	$48,734,371	$46,533,799	100.0%	100.0%
Securities Sold Short:
Securities sold short – equities (proceeds: $71,682 and $70,760 as of March 31, 2015 and December 31, 2014, respectively)	$(65,403)	$(64,438)
As of March 31, 2015 and December 31, 2014, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended March 31,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$167,799	$557,315	$718,123	$775,322
Foreign currency forward contracts (1)	295,976	20,384	(56,976)	(168)
Total-return, credit-default and interest-rate swaps (1)	(4,926)	(60,218)	(102)	7,419
Options and futures (1)	17,801	(11,149)	(6,894)	(10,057)
Swaptions (2)	(1,820)	1,151	—	(2,038)
Total	$474,830	$507,483	$654,151	$770,478

(1)	Please see note 6 for additional information.

(2)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

5. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and liabilities by fair-value hierarchy level are set forth below. Please see notes 7 and 14 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of March 31, 2015				As of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury securities (1)	$570,749	$—	$—	$570,749	$655,529	$—	$—	$655,529
Forward currency contracts (2)	—	33,820	—	33,820	—	24,499	—	24,499
Total assets	$570,749	$33,820	$—	$604,569	$655,529	$24,499	$—	$680,028

Liabilities
Contingent consideration (3)	$—	$—	$(28,052)	$(28,052)	$—	$—	$(27,245)	$(27,245)
Forward currency contracts (3)	—	(4,219)	—	(4,219)	—	(3,439)	—	(3,439)
Interest-rate swaps (3)	—	(2,448)	—	(2,448)	—	(2,317)	—	(2,317)
Total liabilities	$—	$(6,667)	$(28,052)	$(34,719)	$—	$(5,756)	$(27,245)	$(33,001)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The short-term nature of cash and cash-equivalents held at the consolidated funds causes their carrying value to approximate fair value. The fair value of cash-equivalents is a Level I valuation. Derivatives may apply to a mix of Level I, II or III investments, and therefore their fair-value hierarchy level may not correspond to the fair-value hierarchy level of the economically hedged investment. The table below summarizes the investments and other financial instruments of the consolidated funds by fair-value hierarchy level:

	As of March 31, 2015				As of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$8,306,307	$1,573,508	$9,879,815	$—	$8,135,722	$1,555,656	$9,691,378
Corporate debt – all other	4,416	6,067,778	2,772,859	8,845,053	4,039	5,539,518	2,750,661	8,294,218
Equities – common stock	6,225,293	106,367	10,156,394	16,488,054	6,042,583	505,459	9,044,579	15,592,621
Equities – preferred stock	1,519	—	1,381,135	1,382,654	3,148	—	1,320,752	1,323,900
Real estate	—	—	9,728,967	9,728,967	—	—	9,216,056	9,216,056
Real estate loan portfolios	—	—	2,406,252	2,406,252	—	—	2,399,105	2,399,105
Other	—	—	3,576	3,576	945	—	15,576	16,521
Total investments	6,231,228	14,480,452	28,022,691	48,734,371	6,050,715	14,180,699	26,302,385	46,533,799
Derivatives:
Forward currency contracts	—	358,551	—	358,551	—	254,929	—	254,929
Swaps	—	8,626	—	8,626	—	4,217	—	4,217
Options and futures	120	17,013	—	17,133	—	36,568	—	36,568
Swaptions	—	84	—	84	—	483	—	483
Total derivatives	120	384,274	—	384,394	—	296,197	—	296,197
Total assets	$6,231,348	$14,864,726	$28,022,691	$49,118,765	$6,050,715	$14,476,896	$26,302,385	$46,829,996

Liabilities
Securities sold short – equities	$(65,403)	$—	$—	$(65,403)	$(64,438)	$—	$—	$(64,438)
Derivatives:
Forward currency contracts	—	(132,908)	—	(132,908)	—	(54,663)	—	(54,663)
Swaps	—	(237,993)	(6,988)	(244,981)	—	(172,672)	(10,687)	(183,359)
Options and futures	(1,585)	(2,324)	—	(3,909)	(11,051)	(3,918)	—	(14,969)
Swaptions	—	—	—	—	—	(518)	—	(518)
Total derivatives	(1,585)	(373,225)	(6,988)	(381,798)	(11,051)	(231,771)	(10,687)	(253,509)
Total liabilities	$(66,988)	$(373,225)	$(6,988)	$(447,201)	$(75,489)	$(231,771)	$(10,687)	$(317,947)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Three Months Ended March 31, 2015:
Beginning balance	$1,555,656	$2,750,661	$9,056,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$3,576	$26,291,698
Transfers into Level III	106,935	—	326,587	4,636	—	—	—	—	438,158
Transfers out of Level III	(103,602)	(31,834)	(16)	(12,201)	—	—	—	—	(147,653)
Purchases	182,030	251,565	852,436	57,732	291,518	129,278	—	—	1,764,559
Sales	(155,360)	(78,944)	(92,721)	(52,187)	(94,937)	(89,892)	—	—	(564,041)
Realized gains (losses), net	14,803	3,274	(139,337)	38,537	46,399	30,811	—	—	(5,513)
Unrealized appreciation (depreciation), net	(26,954)	(121,863)	152,866	23,866	269,931	(63,050)	3,699	—	238,495
Ending balance	$1,573,508	$2,772,859	$10,156,394	$1,381,135	$9,728,967	$2,406,252	$(6,988)	$3,576	$28,015,703
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(5,384)	$32,951	$205,341	$108,209	$428,121	$(63,050)	$2,268	$—	$708,456
Three Months Ended March 31, 2014:
Beginning balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Transfers into Level III	721,444	150	424,682	—	1,762	—	—	—	1,148,038
Transfers out of Level III	(972,015)	(6,366)	(340,071)	(3,849)	(90,896)	—	—	—	(1,413,197)
Purchases	254,943	123,984	800,128	144,517	800,795	236,684	—	1,000	2,362,051
Sales	(274,745)	(536,993)	(273,583)	(41,380)	(302,335)	(285,339)	—	—	(1,714,375)
Realized gains (losses), net	44,144	115,502	59,376	(28)	52,203	26,860	—	—	298,057
Unrealized appreciation (depreciation), net	1,146	(61,112)	243,179	126,599	293,802	65,766	(2,902)	(27)	666,451
Ending balance	$2,584,354	$2,067,344	$7,613,726	$1,145,630	$6,976,625	$2,413,412	$(2,902)	$14,681	$22,812,870
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(24,732)	$48,955	$354,211	$141,096	$298,175	$71,975	$2,084	$5	$891,769

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
There were no transfers between Level I and Level II positions for the three months ended March 31, 2015. Transfers between Level I and Level II positions for the three months ended March 31, 2014 included $635.2 million from Level II to Level I due to the removal of discounts on three exchange-traded common equity investments upon the expiration of lockup periods.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

Transfers out of Level III were generally attributable to certain investments that experienced a more significant level of market trading activity or completed an initial public offering during the respective period and thus were valued using observable inputs. Transfers into Level III typically reflected either investments that experienced a less significant level of market trading activity during the period or portfolio companies that undertook restructurings or bankruptcy proceedings and thus were valued in the absence of observable inputs.
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2015:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$214,234	Discounted cash flow (1)	Discount rate	5% – 14%	11%
	475,228	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 8x	6x
	120,690	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	88,309	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	436,108	Discounted cash flow (1)	Discount rate	7% – 14%	11%
	244,440	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	140,392	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	97,659	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	187,152	Discounted cash flow (1)	Discount rate	5% – 15%	12%
	198,362	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	10% – 14%	12%
	13,358	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 9x	8x
	77,160	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	36,823	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	67,583	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	138,398	Discounted cash flow (1)	Discount rate	11% – 13%	12%
	219,701	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	12% – 14%	13%
	257,288	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 9x	7x
	16,459	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	547,453	Discounted cash flow (1)	Discount rate	5% – 14%	12%
	162,887	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 9x	8x
	209,414	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	20,289	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	369,992	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
Energy:	39,577	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	967,139	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 18x	12x

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

	$62,459	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	422,931	Other	Not applicable	Not applicable	Not applicable
Financials:	124,776	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	6% – 8%	7%
	759,272	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.2x	1.1x
	266,438	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	148,477	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	4,683	Discounted cash flow (1)(7)	Discount rate	7% – 9%	8%
	2,182,953	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 15x	9x
	2,474,244	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.1x	1x
	289,884	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	307,271	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	1,158,360	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 10x	8x
	15,575	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	179,174	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Other:	1,647,200	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	8x
	336,896	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	150,220	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Real estate-oriented investments:
	3,566,031	Discounted cash flow (1)(7)	Discount rate	6% – 44%	13%
			Terminal capitalization rate	5% – 10%	7%
			Direct capitalization rate	4% – 10%	7%
			Net operating income growth rate	0% – 60%	12%
			Absorption rate	21% – 50%	39%
	227,085	Market approach (comparable companies) (2)	Earnings multiple (3)	12x – 14x	13x
	805,420	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.5x	1.4x
	693,022	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	201,027	Recent market information (6) / Market approach (comparable companies) (2)	Quoted prices / discount (discount not applicable) / Earnings multiple (3)	7x – 9x	8x
	2,836,541	Recent market information (6)	Quoted prices / discount	0% – 6%	4%
	1,347,446	Sales approach (8)	Market transactions	Not applicable	Not applicable
	52,395	Other	Not applicable	Not applicable	Not applicable
Real estate loan portfolios:
	1,980,758	Discounted cash flow (1)(7)	Discount rate	10% – 15%	12%
	425,494	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other	3,576
Total Level III investments	$28,015,703

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

The following table sets forth a summary of the valuation technique and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2014:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$164,401	Discounted cash flow (1)	Discount rate	5% – 12%	11%
	487,784	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 10x	5x
	133,410	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	119,219	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	280,827	Discounted cash flow (1)	Discount rate	9% – 14%	12%
	205,639	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	228,804	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	55,472	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	240,935	Discounted cash flow (1)	Discount rate	5% – 20%	13%
	206,763	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	10% – 14%	12%
	13,358	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 8x	7x
	83,020	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	121,888	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	113,500	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	77,008	Discounted cash flow (1)	Discount rate	11% – 13%	12%
	189,081	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	15% – 17%	16%
	250,803	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	64,490	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	449,065	Discounted cash flow (1)	Discount rate	5% – 13%	11%
	376,237	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 8x	8x
	123,842	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	310,084	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
Energy:	47,524	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	1,045,233	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 18x	12x
	60,409	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	432,717	Other	Not applicable	Not applicable	Not applicable
Financials:	116,328	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	6% – 8%	7%
	646,720	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.1x	1x
	171,844	Recent transaction price (5)	Not applicable	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

	$140,804	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	2,086,026	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 15x	9x
	2,313,549	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.2x	1x
	100,655	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	397,377	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	1,154,908	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	8x
	70,123	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	1,477	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Other:	1,371,935	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 12x	8x
	55,769	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	151,933	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Real estate-oriented investments:
	3,276,236	Discounted cash flow (1)(7)	Discount rate	6% – 44%	13%
			Terminal capitalization rate	6% – 10%	8%
			Direct capitalization rate	5% – 9%	7%
			Net operating income growth rate	0% – 37%	10%
			Absorption rate	19% – 44%	38%
	262,218	Market approach (comparable companies) (2)	Earnings multiple (3)	12x – 18x	13x
	766,755	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.5x	1.4x
	915,247	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	2,625,026	Recent market information (6)	Quoted prices / discount	0% – 6%	4%
	245,316	Recent market information (6) / Market approach (comparable companies) (2)	Quoted prices / discount (discount not applicable) / Earnings multiple (3)	7x – 9x	8x
	1,075,459	Sales approach (8)	Market transactions	Not applicable	Not applicable
	49,799	Other	Not applicable	Not applicable	Not applicable
Real estate loan portfolios:
	2,019,261	Discounted cash flow (1)(7)	Discount rate	8% – 16%	13%
	379,844	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other	15,576
Total Level III investments	$26,291,698

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
March 31, 2015
($ in thousands, except where noted)

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
During the three months ended March 31, 2015, the valuation technique for six Level III investments changed: (a) three credit-oriented investments and one equity investment changed from a market approach based on comparable companies to a market approach based on the value of underlying assets as a result of an increased focus on the value of the company’s physical assets, (b) one real estate-oriented investment changed from a valuation based on a market approach to a discounted cash flow as a result of the stabilization of the underlying property and (c) one real estate-oriented investment changed from a valuation based on a discounted cash flow to a sales approach as a result of receiving offers from potential buyers.
During the three months ended March 31, 2014, the valuation technique for one Level III equity security and one Level III credit-oriented security changed from a valuation based on then-recent market information to a market approach based on comparable companies, because the investee underwent a restructuring and its securities are no longer traded.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
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
As of March 31, 2015 and December 31, 2014, the Company had outstanding two interest-rate swaps that were designated to hedge the interest rate risk covering up to $172.5 million of the $250.0 million variable-rate bank term loan.  The swaps, which had aggregate notional values of $341.3 million and $348.8 million as of March 31, 2015 and December 31, 2014, respectively, expire through January 2017. As of March 31, 2015, the hedges continued to be effective.
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
The fair value of forward currency sell contracts consisted of the following:

As of March 31, 2015:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 4/8/15-7/8/16	195,120	$238,306	$210,318	$27,988
USD (buy GBP), expiring 4/30/15-1/8/16	92,106	92,106	95,527	(3,421)
Japanese Yen, expiring 6/30/15-3/31/16	8,220,600	73,867	68,833	5,034
Total		$404,279	$374,678	$29,601

As of December 31, 2014:
Euro, expiring 1/8/15-12/31/15	206,820	$266,569	$250,789	$15,780
USD (buy GBP), expiring 1/8/15-12/31/15	88,081	88,081	91,485	(3,404)
Japanese Yen, expiring 1/30/15-12/30/15	7,420,600	70,784	62,100	8,684
Total		$425,434	$404,374	$21,060

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
Foreign Currency Forward Contracts:	2015	2014
General and administrative expenses (1)	$23,955	$(1,491)

Total-return Swap:
Investment income	$—	$2,554

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of both March 31, 2015 and December 31, 2014, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
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
The average notional amounts of foreign currency and total-return swap contracts outstanding, respectively, during the three months ended March 31, 2015 were $5.8 billion long and $357.4 million short, and $2.3 billion long and $16.4 million short.
The impact of derivative instruments held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$295,976	$20,384	$(56,976)	$(168)
Total-return, credit-default and interest-rate swaps	(4,926)	(60,218)	(102)	7,419
Options and futures	17,801	(11,149)	(6,894)	(10,057)
Swaptions	(1,820)	1,151	—	(2,038)
Total	$307,031	$(49,832)	$(63,972)	$(4,844)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
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

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2015				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$33,820	$—	$33,820	$6,667	$—	$27,153
Derivative assets of consolidated funds:
Foreign currency forward contracts	358,551	—	358,551	96,718	—	261,833
Total-return, credit-default and interest-rate swaps	8,626	—	8,626	1,554	—	7,072
Options and futures	17,133	—	17,133	6,110	—	11,023
Swaptions	84	—	84	84	—	—
Subtotal	384,394	—	384,394	104,466	—	279,928
Total	$418,214	$—	$418,214	$111,133	$—	$307,081

Derivative Liabilities:
Foreign currency forward contracts	$(4,219)	$—	$(4,219)	$(4,219)	$—	$—
Interest-rate swaps	(2,448)	—	(2,448)	(2,448)	—	—
Subtotal	(6,667)	—	(6,667)	(6,667)	—	—
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(132,908)	—	(132,908)	(96,718)	—	(36,190)
Total-return, credit-default and interest-rate swaps	(244,981)	—	(244,981)	(5,873)	(214,132)	(24,976)
Options and futures	(3,909)	—	(3,909)	(1,875)	(1,678)	(356)
Subtotal	(381,798)	—	(381,798)	(104,466)	(215,810)	(61,522)
Total	$(388,465)	$—	$(388,465)	$(111,133)	$(215,810)	$(61,522)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2014				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$24,499	$—	$24,499	$5,756	$—	$18,743
Derivative assets of consolidated funds:
Foreign currency forward contracts	254,929	—	254,929	51,260	—	203,669
Total-return, credit-default and interest-rate swaps	4,217	—	4,217	512	—	3,705
Options and futures	36,568	—	36,568	12,605	—	23,963
Swaptions	483	—	483	483	—	—
Subtotal	296,197	—	296,197	64,860	—	231,337
Total	$320,696	$—	$320,696	$70,616	$—	$250,080

Derivative Liabilities:
Foreign currency forward contracts	$(3,439)	$—	$(3,439)	$(3,439)	$—	$—
Interest-rate swaps	(2,317)	—	(2,317)	(2,317)	—	—
Subtotal	(5,756)	—	(5,756)	(5,756)	—	—
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(54,663)	—	(54,663)	(51,088)	—	(3,575)
Total-return, credit-default and interest-rate swaps	(183,359)	—	(183,359)	(9,427)	(156,011)	(17,921)
Options and futures	(14,969)	—	(14,969)	(3,863)	(11,106)	—
Swaptions	(518)		(518)	(483)	—	(35)
Subtotal	(253,509)	—	(253,509)	(64,861)	(167,117)	(21,531)
Total	$(259,265)	$—	$(259,265)	$(70,617)	$(167,117)	$(21,531)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

7. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	March 31, 2015	December 31, 2014

$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	$50,000	$50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2019	250,000	250,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
Total remaining principal	$850,000	$850,000
Future scheduled principal payments of debt obligations as of March 31, 2015 were as follows:

Remainder of 2015	$—
2016	100,000
2017	—
2018	—
2019	500,000
Thereafter	250,000
Total	$850,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and credit facility as of March 31, 2015 and December 31, 2014.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $884.8 million and $895.9 million as of March 31, 2015 and December 31, 2014, respectively, utilizing an average borrowing rate of 3.3% and 3.2%, respectively. As of March 31, 2015, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $868.7 million, whereas a 10% decrease would increase the estimated fair value to $901.5 million.
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
March 31, 2015
($ in thousands, except where noted)

to prepay the Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In March 2014, the Company’s subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250.0 million fully-funded term loan (the “Term Loan”) and a $500.0 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250.0 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50.0 billion. As of March 31, 2015, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial maintenance covenants.
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
The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value for all periods presented due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and aggregated $3.2 billion and $2.8 billion as of March 31, 2015 and December 31, 2014, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit Agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	March 31, 2015	December 31, 2014
Credit facility (3)	$434,000	$434,000	$435,000	1.45%	11/14/2018	N/A	N/A
Senior variable rate notes (3)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (3)	499,424	499,322	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (3)	402,434	402,422	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	64,500	64,500	$64,500	1.65%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	420,000	420,000	$420,000	1.47%	8/15/2025	N/A	N/A
Senior variable rate notes (3)	84,490	84,399	$86,000	2.10%	8/15/2025	N/A	N/A
Credit facility (3)(4)	—	—	$650,000	1.25%	4/11/2017	N/A	N/A
Senior variable rate notes (3)	332,741	332,706	$333,000	1.56%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	76,727	76,648	$78,000	2.30%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	39,103	39,049	$40,000	3.20%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	307,500	—	$307,500	1.55%	2/15/2026	N/A	N/A
Senior variable rate notes (3)	64,804	—	$65,000	2.30%	2/15/2026	N/A	N/A
Senior variable rate notes (3)	36,914	—	$37,500	3.10%	2/15/2026	N/A	N/A
Revolving credit facility	52,917	50,054	$450,000	2.60%	8/14/2015	0.25%	2.00%
Revolving credit facility	371,000	500,000	$500,000	1.60%	6/26/2015	0.25%	N/A
Revolving credit facility	2,510	—	$400,000	1.50%	3/18/2018	0.60%	1.50%
Revolving credit facility	—	—	$25,000	1.75%	5/20/2015	0.35%	N/A
Revolving credit facility	21,300	800	$55,000	2.00%	12/15/2015	0.35%	2.00%
Euro-denominated revolving credit facility	566,142	650,725	€550,000	1.65%	2/25/2016	0.25%	1.65%
Euro-denominated revolving credit facility	87,271	97,925	€100,000	1.95%	2/2/2016	0.40%	1.95%
Euro-denominated revolving credit facility	304,912	—	€300,000	2.35%	2/27/2017	0.50%	2.35%
Revolving credit facility	82,000	146,000	$350,000	1.65%	5/22/2015	0.25%	N/A
Revolving credit facility	253,672	201,739	$350,000	1.60%	1/16/2017	0.25%	1.60%
Revolving credit facility	—	2,000	$35,000	1.50%	12/11/2015	0.20%	N/A
Revolving credit facility	55,121	56,697	$61,000	2.95%	3/15/2019	N/A	N/A
Revolving credit facility	80,325	88,000	$95,315	2.75%	12/16/2018	1.00%	N/A
Revolving credit facility	147,796	93,943	$225,000	1.60%	9/8/2016	0.25%	2.00%
Revolving credit facility	13,962	—	$40,000	2.25%	3/4/2016	0.30%	1.75%
Revolving credit facility	28,200	—	$50,000	1.50%	1/30/2017	0.25%	1.50%
Credit facility (5)	181,339	214,423	$181,339	1.99%	Various	N/A	N/A
	$5,260,604	$4,704,852

(1)	The facilities bear interest, at the borrower’s option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of March 31, 2015 and December 31, 2014, outstanding standby letters of credit totaled $377,253 and $43,326, respectively.

(3)	The senior variable rate notes and credit facilities are collateralized by the portfolio investments and cash and cash-equivalents of the fund.

(4)	The LIBOR margin is 1.25% through July 11, 2015, and 2.50% thereafter.

(5)
The credit facility is collateralized by specific investments of the fund. Of the total balance outstanding, $27.1 million matures in February 2016, $148.4 million in March 2016 and $5.8 million in November 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

Collateralized Loan Obligation Loans Payable
Debt obligations of the CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans held by CLOs that had not priced as of period end. The table below sets forth the outstanding loans payable of the CLOs.

	As of March 31, 2015				As of December 31, 2014
	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)	$456,742	$458,199	2.27%	10.0	$456,567	$449,167	2.25%	10.3
Senior secured notes (3)	453,975	456,841	2.47%	11.7	453,821	454,274	2.43%	12.0
Senior secured notes (4)	89,620	89,548	2.60%	3.8	85,776	85,468	2.61%	4.0
Senior secured notes (5)	359,509	357,807	2.27%	12.5	405,018	402,649	2.32%	12.7
Senior secured notes (6)	356,679	360,930	2.46%	13.1	—	—	—	—
Subordinated note (7)	25,500	22,643	N/A	11.7	25,500	25,500	N/A	12.0
Subordinated note (7)	20,943	19,588	N/A	12.5	23,596	23,596	N/A	12.7
Subordinated note (7)	12,888	13,266	N/A	13.1	—	—	—	—
Term loan	—	—	—	—	151,257	151,257	1.24%	1.8
	$1,775,856	$1,778,822			$1,601,535	$1,591,911

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

(2)	The weighted average interest rate is based on LIBOR plus 2.01%.

(3)	The weighted average interest rate is based on LIBOR plus 2.21%.

(4)
The interest rate was LIBOR plus a margin determined based on a formula as defined in the respective borrowing agreements, which incorporate different borrowing values based on the characteristics of collateral investments purchased.  The weighted average unused commitment fee rate ranged from 0% to 2.0%.

(5)	The weighted average interest rate is based on EURIBOR plus 2.25%.

(6)	The weighted average interest rate is based on EURIBOR plus 2.27%.

(7)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.
The obligations with respect to the CLO loans payable are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of March 31, 2015, the fair value of the CLO assets was $2.1 billion and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

Future scheduled principal payments with respect to the CLO loans payable as of March 31, 2015 were as follows:

Remainder of 2015	$—
2016	—
2017	—
2018	89,620
2019	—
Thereafter	1,686,236
Total	$1,775,856

8. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been grossed up in the table below.

	Three Months Ended March 31,
	2015	2014
Beginning balance	$41,681,155	$38,834,831
Contributions	2,073,402	1,971,832
Distributions	(1,945,778)	(2,092,259)
Net income	1,135,598	1,324,832
Change in distributions payable	418,943	109,025
Change in accrued or deferred contributions	(59,583)	—
Foreign currency translation and other	(552,223)	2,461
Ending balance	$42,751,514	$40,150,722

9. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to third parties and to OCGH unitholders’ economic interest in the Oaktree Operating Group, or OCGH non-controlling interest. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of March 31, 2015 and December 31, 2014, respectively, OCGH units represented 105,298,682 of the total 153,670,341 Oaktree Operating Group units and 109,088,901 of the total 152,852,620 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,694,411 and $1,640,594 as of March 31, 2015 and December 31, 2014, respectively, the OCGH non-controlling interest was $1,161,057 and $1,170,893. As of March 31, 2015 and December 31, 2014, non-controlling interests attributable to third parties was $93,047 and $95,068, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

The following table sets forth a summary of the net income attributable to the OCGH unitholders' non-controlling interest and to the Class A unitholders:

	Three Months Ended March 31,
	2015	2014
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	108,174	112,571
Class A unitholders	45,063	39,700
Total weighted average units outstanding	153,237	152,271
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$108,766	$163,558
Net income attributable to Class A unitholders	45,310	57,682
Oaktree Operating Group net income (1)	$154,076	$221,240
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$45,310	$57,682
Non-Operating Group expenses	(334)	(282)
Income tax expense of Intermediate Holding Companies	(6,723)	(5,606)
Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794

(1)	Oaktree Operating Group net income attributable to other non-controlling interests was a loss of $665 for the three months ended March 31, 2015 and is not reflected in the table above.
The effects of changes in the Company’s ownership interest in the Oaktree Operating Group are set forth below:

	Three Months Ended March 31,
	2015	2014

Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794
Equity reallocation between controlling and non-controlling interests	45,761	49,098
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$84,014	$100,892

In March 2015, the Company issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to the Company. The Company did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in the Company’s business from certain of the Company’s directors, employees and other investors, including certain senior executives and other members of the Company’s senior management.
Please see notes 10, 11 and 12 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

10. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended March 31,
	2015	2014
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794
Weighted average number of Class A units outstanding (basic and diluted)	45,063	39,700
Basic and diluted net income per Class A unit	$0.85	$1.30
Vested OCGH units may be exchangeable on a one-for-one basis into Class A units, subject to certain restrictions. As of March 31, 2015, there were 105,298,682 OCGH units outstanding, which are vested or will vest through March 1, 2025, that may ultimately be exchanged into 105,298,682 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2015 and 2014.
In connection with the August 2014 Highstar acquisition, the Company has a contingent consideration obligation, a portion of which is payable in fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of March 31, 2015, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three months ended March 31, 2015.

11. EQUITY-BASED COMPENSATION
Restricted Unit Awards
During the three months ended March 31, 2015, the Company granted 978,128 restricted OCGH units and 7,940 Class A units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.7 years. The grant date fair value of OCGH units awarded during the three months ended March 31, 2015 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. The calculation of compensation expense for all OCGH units awarded during 2015 assumed a forfeiture rate, based on expected employee turnover, of up to 1.5% annually.
As of March 31, 2015, the Company expected to recognize compensation expense on its unvested equity-based awards of $165.2 million over a weighted average recognition period of 5.1 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

A summary of the status of the Company’s unvested equity-based awards as of March 31, 2015 and a summary of changes for the three months then ended are presented below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	19,049	$50.63	5,070,992	$36.21
Granted	7,940	55.75	978,128	44.60
Vested	(5,403)	49.88	(1,247,093)	31.62
Forfeited	—	—	(22,320)	44.36
Balance, March 31, 2015	21,586	$52.70	4,779,707	$39.09
As of March 31, 2015, unvested units were expected to vest as follows:

	Number of Units	Weighted Average Remaining Service Term (Years)
Class A units	21,586	3.1
OCGH units	4,779,707	5.1
Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive a one-time special distribution that will be settled in OCGH units, based on value created during a specified period (“Term”) in excess of a fixed “Base Value.” The value created will be measured on a per unit basis, based on Class A unit trading prices and certain components of quarterly distributions with respect to interim periods during the Term. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
On December 2, 2014, OCGH granted 2,000,000 EVUs to Jay S. Wintrob, the Company’s Chief Executive Officer, subject to a five-year vesting schedule through December 2019. The grant agreement provides Mr. Wintrob with certain liquidity rights in respect of the one-time special distribution that will be settled in OCGH units. The Company accounts for those EVUs subject to such liquidity rights as liability-classified awards. As of March 31, 2015, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding.
On February 24, 2015, the Company’s board of directors approved an amendment to certain terms relating to the EVUs granted to Mr. Wintrob.  The board of directors determined that it was appropriate to extend Mr. Wintrob’s EVU performance period, and the period during which Mr. Wintrob’s potential payment of OCGH units remains at risk, over two additional years to provide a longer term incentive structure. As a result of the amendment, the number of OCGH units that Mr. Wintrob will receive in respect of the EVUs will generally be determined based on the appreciation of the Class A units and certain distributions made with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date.  The amendment was accounted for as a modification of an equity award in the first quarter of 2015 and was immaterial to the Company’s condensed consolidated financial statements.
As of March 31, 2015, the Company expected to recognize $13.9 million of compensation expense on its unvested EVUs over the next 4.8 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

The fair value of EVUs was determined using a Monte Carlo simulation model at the grant date for equity-classified EVUs and as of the period end date for liability-classified EVUs. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate. The fair value of equity-classified EVUs reflected a 20% lack of marketability discount for the OCGH units that will be issued upon vesting, and an assumed forfeiture rate of zero.
12. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders.  The Company’s effective tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income tax and the three other subsidiaries that are not; consequently, the effective tax rate is subject to significant variation from period to period. The Company’s effective tax rate used for interim periods is based on the estimated full-year income tax rate. Certain items that cannot be reliably estimated, such as incentive income, are excluded from the estimated annual effective tax rate. The tax expense or benefit stemming from these items is recognized in the same period as the underlying income or expense.
U.S. and non-U.S. taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company believes that it is reasonably possible that expiring statutes of limitation may result in the release of up to $2 million of previously accrued Operating Group income taxes during the four quarters ending March 31, 2016. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations; however, there can be no assurances as to the ultimate outcomes.
Tax Receivable Agreement
The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, the Company recorded an estimated deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. These payments are expected to occur over the period ending approximately in 2037.
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2015.
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
Legal Actions
Periodically, the Company is a party to legal actions arising in the ordinary course of business. The Company is currently not subject to any pending actions that either individually or in the aggregate are expected to have a material impact on its condensed consolidated results of operations, cash flows or financial condition.
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s NAV. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of March 31, 2015 and December 31, 2014, the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,045,069 and $1,915,107, respectively, for which related direct incentive income compensation expense was estimated to be $981,178 and $930,572, respectively.
Contingent Consideration
The Company has contingent consideration obligations of up to $60.0 million related to the August 2014 Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over seven years from the acquisition date. As of March 31, 2015, the fair value of the contingent consideration liability was $28.1 million, based on a discount rate of 10%. For the three months ended March 31, 2015, the Company recognized $0.8 million of expense associated with changes in the contingent consideration liability. The contingent consideration’s fair value, a Level III valuation using a discounted cash-flow analysis, was based on a probability-weighted average estimate of achieving certain performance targets, including fundraising and revenue levels. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of March 31, 2015 and December 31, 2014, the Company, generally in the capacity as general partner, had undrawn capital commitments of $402.5 million and $256.0 million, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements that provide for the issuance of letters of credit and revolving loans, and may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of March 31, 2015 and December 31, 2014, the consolidated funds had aggregate potential credit and investment commitments of $1,639.5 million and $1,585.8 million, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. The aggregate amounts guaranteed were not material to the condensed consolidated financial statements as of March 31, 2015 and December 31, 2014.
The majority of the Company’s consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. Certain consolidated funds within the Distressed Debt, Control Investing and Real Estate strategies provide financial support to portfolio companies in accordance with the investment objectives of the consolidated funds. Distressed Debt funds typically invest primarily in the securities of entities that are undergoing, are considered likely to undergo, or have undergone reorganizations under applicable bankruptcy law, or other extraordinary transactions such as debt restructurings, reorganizations and liquidations outside of bankruptcy. Control Investing funds typically seek to obtain control or significant influence primarily in middle-market companies through the purchase of debt at a discount (also known as “distress-for-control”), structured or hybrid investments (such as convertible debt or debt with warrants), or direct equity investments that typically involve situations with an element of distress or dislocation. Real Estate funds generally focus on distressed or similar opportunities primarily in real estate, real estate debt and restructurings, which typically involve value investments, rescue capital and distress-for-control investments. This financial support may be provided pursuant to contractual agreements, typically in the form of follow-on investments, guarantees or financing commitments. Most of the financial support is provided as an inherent part of the ongoing investment operations of the consolidated funds within these strategies and is considered to be provided at the discretion of the Company in its capacity as general partner and investment manager. For the three months ended March 31, 2015, the consolidated funds provided financial support to portfolio companies totaling

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

$241.9 million and $1.7 billion with respect to support pursuant to contractual agreements and at the discretion of the consolidated funds, respectively. The majority of this financial support consisted of the funds’ purchases of investment securities and companies.
14. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and non-consolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $164,442 and $159,264 as of March 31, 2015 and December 31, 2014, respectively, based on a discount rate of 10.0%.

	As of
	March 31, 2015	December 31, 2014
Due from affiliates:
Loans	$36,389	$39,452
Amounts due from non-consolidated funds	1,570	2,525
Payments made on behalf of non-consolidated entities	3,221	3,221
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,751	1,683
Total due from affiliates	$42,931	$46,881
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 12)	$370,949	$308,475
Amounts due to senior executives, certain non-controlling interest holders and employees	1,039	739
Total due to affiliates	$371,988	$309,214
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of capital and generated interest income of $370 and $568 for the three months ended March 31, 2015 and 2014, respectively.
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
March 31, 2015
($ in thousands, except where noted)

quarter in which the capital calls occurred. Amounts temporarily advanced by the Company are included in non-interest bearing advances made to certain non-controlling interest holders and employees.
Aircraft Services
As of December 31, 2014, the Company leased an airplane for business purposes. On March 23, 2015, the Company exercised a purchase option for $12.5 million. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel and, pursuant to a policy adopted by the Company relating to such personal use, the Company is reimbursed by Mr. Marks for the costs of using the aircraft for personal travel.  Additionally, the Company occasionally makes use of an airplane owned by one of its senior executives for business purposes at a price to the Company that is based on market rates.
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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before the Company’s initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to Oaktree Capital Group, LLC or its Intermediate Holding Companies and (f) the adjustment for non-controlling interests. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

ANI was as follows:

	Three Months Ended March 31,
	2015	2014
Revenues:
Management fees	$188,050	$188,400
Incentive income	152,879	292,876
Investment income	53,458	46,480
Total revenues	394,387	527,756
Expenses:
Compensation and benefits	(105,854)	(98,194)
Equity-based compensation	(7,023)	(3,983)
Incentive income compensation	(90,102)	(137,828)
General and administrative	(24,350)	(30,562)
Depreciation and amortization	(1,891)	(1,921)
Total expenses	(229,220)	(272,488)
Adjusted net income before interest and other income (expense)	165,167	255,268
Interest expense, net of interest income(1)	(8,933)	(6,625)
Other income (expense), net	(896)	(1,698)
Adjusted net income	$155,338	$246,945

(1)	Interest income was $1.0 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended March 31,
	2015	2014
Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794
Incentive income (1)	17,378	64,460
Incentive income compensation (1)	(23,210)	(46,334)
Equity-based compensation(2)	4,683	5,199
Acquisition-related items (3)	1,807	—
Income taxes (4)	7,875	7,986
Non-Operating Group expenses(5)	334	282
Non-controlling interests(5)	108,218	163,558
Adjusted net income	$155,338	$246,945

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

(5)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended March 31, 2015
	Segment	Adjustments	Consolidated
Management fees (1)	$188,050	$(137,231)	$50,819
Incentive income (1)	152,879	(152,879)	—
Investment income (1)	53,458	(40,776)	12,682
Total expenses (2)	(229,220)	(6,754)	(235,974)
Interest expense, net (3)	(8,933)	(37,636)	(46,569)
Other income (expense), net (4)	(896)	5,590	4,694
Other income of consolidated funds (5)	—	1,505,242	1,505,242
Income taxes	—	(7,875)	(7,875)
Net income attributable to non-controlling interests in consolidated funds	—	(1,136,665)	(1,136,665)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(108,101)	(108,101)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$155,338	$(117,085)	$38,253
Corporate investments (6)	$1,503,621	$(1,335,622)	$167,999
Total assets (7)	$3,253,074	$51,784,503	$55,037,577

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $4,595 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $17,511, (c) expenses incurred by the Intermediate Holding Companies of $334, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $23,210, (e) acquisition-related items of $1,807, (f) adjustments related to amounts received for contractually reimbursable costs that are included with segment expenses, as compared to being recorded as other income under GAAP of $5,590, (g) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes of $88 and (h) other expenses of $39.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

	As of or for the Three Months Ended March 31, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$188,400	$(147,969)	$40,431
Incentive income (1)	292,876	(292,876)	—
Investment income (1)	46,480	(41,489)	4,991
Total expenses (2)	(272,488)	14,169	(258,319)
Interest expense, net (3)	(6,625)	(17,375)	(24,000)
Other income (expense), net	(1,698)	—	(1,698)
Other income of consolidated funds (4)	—	1,786,765	1,786,765
Income taxes	—	(7,986)	(7,986)
Net income attributable to non-controlling interests in consolidated funds	—	(1,324,832)	(1,324,832)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(163,558)	(163,558)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$246,945	$(195,151)	$51,794
Corporate investments (5)	$1,393,692	$(1,214,960)	$178,732
Total assets (6)	$2,934,327	$45,494,881	$48,429,208

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

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

(5)
The adjustment to corporate investments is to remove from segment assets the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. Of the $1.4 billion, equity-method investments accounted for $1.2 billion.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2015
($ in thousands, except where noted)

16. SUBSEQUENT EVENTS
On April 30, 2015, the Company declared a distribution of $0.64 per Class A unit. This distribution, which is related to the first quarter of 2015, will be paid on May 14, 2015 to Class A unitholders of record as of the close of business on May 11, 2015.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $100 billion in AUM as of March 31, 2015. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over nearly three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has approximately doubled over the past decade, to nearly 2,100, including 75 of the 100 largest U.S. pension plans, 39 states in the United States, 417 corporations and/or their pension funds, 343 university, charitable and other endowments and foundations, 14 sovereign wealth funds and approximately 300 other non-U.S. institutional investors. As measured by AUM, 43% of our clients are invested in two or three different investment strategies, and 33% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 17 cities worldwide.
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
In the first quarter of 2015, major global financial markets generally rose, as the U.S. economy maintained its overall positive trajectory and the European economy showed signs of strength. The S&P 500 Stock Index gained 1%, while European equities and worldwide bond prices were generally positive. The U.S. dollar strengthened relative to most major currencies, rising a particularly high 11% versus the euro. Against this backdrop, our closed-end funds delivered an overall gross return of 4% in the first quarter of 2015. European Principal Investing and Real Estate, two of our fastest-growing closed-end fund strategies, continued to show strong gross returns in the quarter, at 14% and 6%, respectively. Power Opportunities and Mezzanine Finance each gained 6% gross. Distressed Debt, which had the largest share of both our corporate investments and incentive-creating AUM in the first quarter of 2015, had an aggregate gross return of 1%. While elevated asset prices caused bargain-priced buying opportunities to be relatively scarce, certain pockets of economic weakness or financial market turmoil afforded our funds investing opportunities.
Closed-end funds in our existing strategies we are currently marketing include Oaktree Mezzanine Fund IV, Oaktree Principal Fund VI, Oaktree Real Estate Opportunities Fund VII, Oaktree Opportunities Funds X and Xb (“Opps X and Xb”), and Oaktree Enhanced Income Fund III. Gross capital raised was $11.4 billion and $23.1 billion for the three- and 12-month periods ended March 31, 2015, each representing a new record high for any such period in the Company’s 20-year history. Investment strategies or products developed since the beginning of January 2011 are key elements of our growth, accounting for approximately one-third of the $23.1 billion of capital raised in the 12 months ended March 31, 2015.
Based on the status of accrued incentives (fund level) as of March 31, 2015, in the near term, incentive income is not expected to increase from its 2014 level. Specifically, of the $1.1 billion in net accrued incentives (fund level) as of March 31, 2015, $419.8 million represented OCM Opportunities Fund VIIb (“Opps VIIb”) or other funds that as of that date were currently paying incentives, with the remainder arising from funds that, as of March 31, 2015, had not yet reached the stage of their cash distribution waterfall where we are entitled to receive incentive income (other than tax-related incentive distributions).  In contrast, as of March 31, 2014, the equivalent portion of the total $1.2 billion of net accrued incentives (fund level) that was paying incentives was $444.9 million.
Business Combinations
In August 2014, we completed our acquisition of the Highstar team and certain Highstar entities (collectively, “Highstar”) for $31.4 million in cash, 100,595 fully-vested OCGH units and contingent consideration of up to $60.0 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree’s condensed consolidated financial statements, resulted in $50.8 million of goodwill and $28.0 million of intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV (“HS IV”). Effective August 2014, we consolidated the financial position and results of operations of the controlled Highstar entities, including HS IV, and accounted for this transaction as a business combination.
Understanding Our Results—Consolidation of Oaktree Funds
GAAP currently requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds and CLOs in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests (or, in the case of CLOs, no more than 10% of the total par value). Please see “—Recent Accounting Developments” under note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report for information regarding the recently issued revisions by the Financial Accounting Standards Board to the consolidation guidance. Consolidated funds refer to those funds or CLOs in which we hold a general partner interest that gives us substantive control rights over such funds or for which Oaktree is considered the primary beneficiary of a variable interest entity (“VIE”). With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separate accounts, represented 34% of our AUM as of March 31, 2015, and 27% of our segment management fees and 21% of our segment revenues for the three months ended March 31, 2015.
We do not consolidate OCM/GFI Power Opportunities Fund II and OCM/GFI Power Opportunities Fund II (Cayman) (collectively, “Power Fund II”) because we do not control these funds through a majority voting interest or otherwise. Power Fund II has two general partners—one is an entity controlled by Oaktree and the other is an entity controlled by G3W Ventures LLC (formerly, GFI Energy Ventures LLC), a third-party investment manager. The general partners have equal voting rights; consequently, neither general partner is deemed to individually control these funds.
When a fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling interests in consolidated funds in the condensed consolidated financial statements. All of the revenues earned by us from those funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, our attributable share of the net income from those funds is increased by the amounts eliminated. Thus, the elimination of those amounts in consolidation has no effect on net income or loss attributable to us.

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
Our consolidated revenues reflect the elimination of all management fees, incentive income and investment income earned by us from our consolidated funds. Investment income is presented within the other income (loss) section of our condensed consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of our funds.
Expenses
Compensation and Benefits
Compensation and benefits reflects all compensation-related items not directly related to incentive income, investment income or the vesting of OCGH and Class A units, including salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, and phantom equity awards, which represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation reflects the non-cash charge associated with grants of Class A units, OCGH units and OCGH equity value units (“EVUs”). While our condensed consolidated financial statements include non-cash compensation expense for units granted both before and after our initial public offering, adjusted net income excludes non-cash equity-based compensation expense for units granted before our initial public offering. In addition, EVUs that are classified as liability awards in the condensed consolidated financial statements are reflected as equity-classified awards in adjusted net income (please see “—Segment and Operating Metrics—Adjusted Net Income” below).

As of March 31, 2015, there was $179.1 million and $128.7 million of unrecognized compensation expense for GAAP and segment reporting purposes, respectively, with the difference primarily representing unit grants made before our initial public offering.  The $179.1 million is expected to be recognized as expense in our GAAP condensed consolidated financial statements over a weighted average vesting period of 5.0 years.  The $128.7 million increased to $135.9 million in April 2015 as a result of additional grants of OCGH units.  The $135.9 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 4.8 years, as shown below. These amounts are subject to change as a result of future unit grants and possible modifications to award terms or changes in estimated forfeiture rates.
The following table summarizes the estimated amount of equity-based compensation charges to be included in adjusted net income:

Equity-based Compensation Charges Included in ANI	Last Nine Months of 2015 (1)	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Estimated charges from grants awarded through April 2015	$29.2	$34.2	$29.6	$17.6	$9.1	$16.2	$135.9

(1)	The charge for the second, third and fourth quarters of 2015 is estimated to be $11.7 million, $8.7 million and $8.7 million.
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
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, foreign exchange activity, insurance and other general items related directly to the Company’s operations and not related to any activities of our funds. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, leasehold improvements, an airplane and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. Acquired intangibles primarily relate to contractual rights and non-controlling interests and are amortized over their estimated useful lives, which range from three to seven years.
Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise related to, our consolidated funds, including, without limitation, travel expenses, professional fees, research and software expenses, insurance and other costs associated with administering and supporting those funds. Inasmuch as most of these fund expenses are borne by third-party investors, they reduce the investors’ non-controlling interests in consolidated funds.

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
Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
Net change in unrealized appreciation on consolidated funds’ investments reflects both unrealized gains and losses on investments held by our consolidated funds and the reversal upon disposition of investments of unrealized gains and losses previously recognized for those investments.
Investment Income
Investment income represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies. Investment income, as reflected in our consolidated statements of operations, excludes investment income earned by us from our consolidated funds.

Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense. In recent years, it has typically reflected the operating results of certain properties that were received as part of a 2010 arbitration award. Beginning in the third quarter of 2014, this line item also included income related to amounts received for contractually reimbursable costs associated with certain arrangements made in connection with the Highstar acquisition.
Income Taxes
Oaktree is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes; rather it is taxed as a partnership. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which are two of our five Intermediate Holding Companies and wholly owned subsidiaries, are subject to U.S. federal and state income taxes. The remainder of Oaktree’s income is generally not subject to corporate-level taxation.
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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies and (f) the adjustment for non-controlling interests. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
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
Distributable earnings differs from ANI in that it excludes segment investment income or loss and includes the receipt of investment income or loss from distributions by our investments in funds and companies. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation charges related to unit grants made after our initial public offering. In contrast to the GAAP measure of net income or loss attributable to OCG, distributable earnings also excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) income taxes and expenses that OCG or its Intermediate Holding Companies bear directly and (c) the adjustment for non-controlling interests.
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
Incentives Created (Fund Level)
Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among many other factors. In addition to incentive income compensation expense, the magnitude of the annual cash bonus pool is indirectly affected by the level of incentive income, net of its associated incentive income compensation expense. The total charge related to the annual cash bonus pool, including the portion attributable to our incentive income, is reflected in the financial statement line item “compensation and benefits.”
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
Uncalled Capital Commitments
Uncalled capital commitments represent undrawn capital commitments by partners (including Oaktree as general partner) of our closed-end funds through their investment periods and certain evergreen funds. If a closed-end fund distributes capital during its investment period, that capital is typically subject to possible recall, in which case it is included in uncalled capital commitments.

Condensed Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Management fees	$50,819	$40,431
Expenses:
Compensation and benefits	(110,143)	(98,292)
Equity-based compensation	(11,706)	(9,182)
Incentive income compensation	(66,892)	(91,494)
Total compensation and benefits expense	(188,741)	(198,968)
General and administrative	(6,580)	(32,238)
Depreciation and amortization	(2,892)	(1,921)
Consolidated fund expenses	(37,761)	(25,192)
Total expenses	(235,974)	(258,319)
Other income (loss):
Interest expense	(46,569)	(24,000)
Interest and dividend income	522,929	362,136
Net realized gain on consolidated funds’ investments	474,830	654,151
Net change in unrealized appreciation on consolidated funds’ investments	507,483	770,478
Investment income	12,682	4,991
Other income (expense), net	4,694	(1,698)
Total other income	1,476,049	1,766,058
Income before income taxes	1,290,894	1,548,170
Income taxes	(7,875)	(7,986)
Net income	1,283,019	1,540,184
Less:
Net income attributable to non-controlling interests in consolidated funds	(1,136,665)	(1,324,832)
Net income attributable to non-controlling interests in consolidated subsidiaries	(108,101)	(163,558)
Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues
Management Fees
Management fees increased $10.4 million, or 25.7%, to $50.8 million for the three months ended March 31, 2015, from $40.4 million for the three months ended March 31, 2014. The increase primarily reflected $3.9 million in higher advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds, as well as higher fees earned across our U.S. High Yield Bond, Emerging Markets Equities and Strategic Credit strategies. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling interests in consolidated funds and have no impact on the net income attributable to OCG.

Expenses
Compensation and Benefits
Compensation and benefits increased $11.8 million, or 12.0%, to $110.1 million for the three months ended March 31, 2015, from $98.3 million for the three months ended March 31, 2014, primarily reflecting growth in headcount, including from the Highstar acquisition.
Equity-based Compensation
Equity-based compensation expense increased $2.5 million, or 27.2%, to $11.7 million for the three months ended March 31, 2015, from $9.2 million for the three months ended March 31, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $24.6 million, or 26.9%, to $66.9 million for the three months ended March 31, 2015, from $91.5 million for the three months ended March 31, 2014. The percentage decrease was smaller than the corresponding decline of 47.8% in segment incentive income, primarily due to timing differences associated with the recognition of segment incentive income and incentive income compensation expense, as well as catch-up tax distributions related to incentive interests awarded to certain investment professionals in 2014.
General and Administrative
General and administrative expense decreased $25.6 million, or 79.5%, to $6.6 million for the three months ended March 31, 2015, from $32.2 million for the three months ended March 31, 2014. Because segment investment income earned from our investments in consolidated funds is eliminated in consolidation, gains or losses associated with foreign currency hedges used to economically hedge our non-U.S. dollar denominated investments in consolidated funds are included in general and administrative expense. Excluding the impact of foreign currency-related items, general and administrative expense decreased $0.5 million, or 1.6%, to $31.4 million from $31.9 million, reflecting a number of factors, including expenses related to our bi-annual client conferences in early 2014.
Consolidated Fund Expenses
Consolidated fund expenses increased $12.6 million, or 50.0%, to $37.8 million for the three months ended March 31, 2015, from $25.2 million for the three months ended March 31, 2014. The increase reflected higher professional fees and other costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense increased $22.6 million, or 94.2%, to $46.6 million for the three months ended March 31, 2015, from $24.0 million for the three months ended March 31, 2014, primarily reflecting higher outstanding borrowings on the credit facilities of our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $160.8 million, or 44.4%, to $522.9 million for the three months ended March 31, 2015, from $362.1 million for the three months ended March 31, 2014, primarily reflecting special dividends received from portfolio companies by our Distressed Debt funds in the current-year period.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $179.4 million, or 27.4%, to $474.8 million for the three months ended March 31, 2015, from $654.2 million for the three months ended March 31, 2014. Of the $474.8 million net realized gain in the current-year period, $404.2 million was attributable to Distressed Debt funds and $63.1 million to Real Estate funds. Of the $654.2 million net realized gain in the prior-year period, $388.3 million was attributable to Distressed Debt funds, $175.1 million to Control Investing funds and $27.3 million to Real Estate funds.

Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
The net change in unrealized appreciation on consolidated funds’ investments decreased $263.0 million, or 34.1%, to $507.5 million for the three months ended March 31, 2015, from $770.5 million for the three months ended March 31, 2014. Excluding the $179.4 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation on consolidated funds’ investments decreased $442.3 million, or 31.0%, to $982.3 million for the three months ended March 31, 2015, from $1,424.6 million for the three months ended March 31, 2014. The $982.3 million net gain in the current-year period reflected gains of $786.9 million by Control Investing funds and $265.9 million by Real Estate funds, partially offset by a loss of $182.0 million by Distressed Debt funds. The $1,424.6 million net gain in the prior-year period reflected gains of $701.6 million by Distressed Debt funds, $435.3 million by Control Investing funds and $176.7 million by Real Estate funds.
Investment Income
Investment income increased $7.7 million, or 154.0%, to $12.7 million for the three months ended March 31, 2015, from $5.0 million for the three months ended March 31, 2014. The increase reflected higher income of $6.7 million from our investments in companies and $1.0 million from our investments in funds. Our one-fifth ownership stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) accounted for investment income of $14.6 million and $9.6 million in the current and prior-year periods, respectively, of which performance fees accounted for $2.0 million and $1.4 million, respectively.
Other Income (Expense), Net
Other income (expense), net increased to income of $4.7 million for the three months ended March 31, 2015, from an expense of $1.7 million for the three months ended March 31, 2014. The income of $4.7 million in the current-year period primarily reflected amounts received for contractually reimbursable costs associated with the Highstar acquisition, partially offset by losses associated with certain non-operating corporate activities. The expense of $1.7 million in the prior-year period reflected the write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by income attributable to a 2010 arbitration award.
Income Taxes
Income taxes decreased $0.1 million, or 1.3%, to $7.9 million for the three months ended March 31, 2015, from $8.0 million for the three months ended March 31, 2014.  The percentage decline in income taxes was smaller than the 22% decline in income applicable to Class A unitholders, primarily as a result of a higher effective tax rate for the three months ended March 31, 2015. The effective tax rates applicable to Class A unitholders for the three months ended March 31, 2015 and 2014 were 15% and 11%, respectively.  The 15% effective tax rate applicable to Class A unitholders for the three months ended March 31, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted combined with the actual tax expense in the current period on income that cannot be reliably estimated, such as incentive income. We would expect variability between quarters and for the full year because the effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $13.5 million, or 26.1%, to $38.3 million for the three months ended March 31, 2015, from $51.8 million for the three months ended March 31, 2014. The decrease was primarily attributable to lower segment revenues, partially offset by lower segment expenses and a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $188.1 million, or 14.2%, to $1,136.7 million for the three months ended March 31, 2015, from net income of $1,324.8 million for the three months ended March 31, 2014, primarily reflecting lower net gains on investments, partially offset by higher interest and dividend income. These effects are described in more detail under “—Other Income (Loss)” above.

Segment Financial Data
The following table presents segment financial data:

	Three Months Ended March 31,
Segment Statements of Operations Data: (1)	2015	2014
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$188,050	$188,400
Incentive income	152,879	292,876
Investment income	53,458	46,480
Total revenues	394,387	527,756
Expenses:
Compensation and benefits	(105,854)	(98,194)
Equity-based compensation	(7,023)	(3,983)
Incentive income compensation	(90,102)	(137,828)
General and administrative	(24,350)	(30,562)
Depreciation and amortization	(1,891)	(1,921)
Total expenses	(229,220)	(272,488)
Adjusted net income before interest and other income (expense)	165,167	255,268
Interest expense, net of interest income (2)	(8,933)	(6,625)
Other income (expense), net	(896)	(1,698)
Adjusted net income	$155,338	$246,945

Adjusted net income-OCG	$38,285	$57,875
Adjusted net income per Class A unit	0.85	1.46
Distributable earnings	140,508	233,141
Distributable earnings-OCG	36,295	55,812
Distributable earnings per Class A unit	0.81	1.41
Fee-related earnings	55,955	57,723
Fee-related earnings-OCG	14,556	12,923
Fee-related earnings per Class A unit	0.32	0.33

Weighted average number of Operating Group units outstanding	153,237	152,271
Weighted average number of Class A units outstanding	45,063	39,700

Operating Metrics:
Assets under management (in millions):
Assets under management	$99,903	$86,226
Management fee-generating assets under management	78,497	74,027
Incentive-creating assets under management	34,458	33,258
Uncalled capital commitments	17,196	12,002
Accrued incentives (fund level):
Incentives created (fund level)	265,462	352,374
Incentives created (fund level), net of associated incentive income compensation expense	136,299	137,332
Accrued incentives (fund level)	2,061,990	2,335,937
Accrued incentives (fund level), net of associated incentive income compensation expense	1,073,445	1,215,523

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies and (f) the adjustment for non-controlling interests. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $1.0 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Assets Under Management:	(in millions)
Closed-end funds	$56,259	$48,203	$46,902
Open-end funds	38,340	37,452	34,911
Evergreen funds	5,304	5,176	4,413
Total	$99,903	$90,831	$86,226

	Three Months Ended March 31,
	2015	2014
Change in Assets Under Management:	(in millions)
Beginning balance	$90,831	$83,605
Closed-end funds:
Capital commitments/other (1)	9,440	1,083
Distributions for a realization event/other (2)	(1,937)	(1,952)
Uncalled capital commitments at end of investment period	(240)	(146)
Foreign currency translation	(776)	1
Change in market value (3)	1,197	1,369
Change in applicable leverage	372	(138)
Open-end funds:
Contributions	1,710	1,695
Redemptions	(1,429)	(579)
Foreign currency translation	(444)	14
Change in market value (3)	1,051	913
Evergreen funds:
Contributions or new capital commitments	204	268
Redemptions or distributions	(56)	(14)
Distributions from restructured funds	(5)	(16)
Foreign currency translation	(1)	(1)
Change in market value (3)	(14)	124
Ending balance	$99,903	$86,226

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash associated with our CLOs.

(2)
These amounts represent distributions for a realization event, tax-related distributions, reductions in the par value of collateral assets and principal cash resulting from the repayment of debt by our CLOs and recallable distributions at the end of the investment period.

(3)
The change in market value reflects the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses, as well as changes in the aggregate par value of collateral assets and principal cash held by our CLOs resulting from other activities.

Management Fee-generating Assets Under Management

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$6,032	$5,255	$2,984
Other closed-end funds	30,614	32,017	33,192
Open-end funds	38,257	37,383	34,855
Evergreen funds	3,594	3,424	2,996
Total	$78,497	$78,079	$74,027

	Three Months Ended March 31,
	2015	2014
Change in Management Fee-generating Assets Under Management:	(in millions)
Beginning balance	$78,079	$71,950
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	607	560
Capital drawn by funds that pay fees based on drawn capital or NAV	264	107
Change attributable to funds in liquidation (2)	(861)	(898)
Uncalled capital commitments at end of investment period for funds that pay fees based on committed capital	(435)	—
Distributions by funds that pay fees based on NAV/other (3)	(109)	(108)
Foreign currency translation	(467)	(16)
Change in market value (4)	17	109
Change in applicable leverage	358	—
Open-end funds:
Contributions	1,696	1,680
Redemptions	(1,413)	(581)
Foreign currency translation	(444)	14
Change in market value	1,035	912
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	233	197
Redemptions or distributions	(41)	(14)
Change in market value	(22)	115
Ending balance	$78,497	$74,027

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash associated with our CLOs.

(2)
These amounts represent the change for funds that pay fees based on the lesser of funded capital or cost basis during the liquidation period, as well as recallable distributions at the end of the investment period. For most closed-end funds, management fees are charged during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund, with the cost basis of assets generally calculated by excluding cash balances. Thus, changes in fee basis during the liquidation period are not dependent on distributions made from the fund; rather, they are tied to the cost basis of the fund’s investments, which generally declines as the fund sells assets.

(3)
These amounts represent distributions by funds that pay fees based on NAV, as well as reductions in the par value of collateral assets and principal cash resulting from the repayment of debt by our CLOs.

(4)
The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable, as well as changes in the aggregate par value of collateral assets and principal cash held by our CLOs resulting from other activities.

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees and co-investments that pay no management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	March 31, 2015	December 31, 2014	March 31, 2014
	(in millions)
Assets under management	$99,903	$90,831	$86,226
Difference between assets under management and committed capital or cost basis for applicable closed-end funds (1)	(5,620)	(5,521)	(6,616)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(9,190)	(320)	(696)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(4,238)	(4,528)	(3,013)
Oaktree’s general partner investments in management fee-generating funds	(1,200)	(1,231)	(1,247)
Closed-end funds that are no longer paying management fees and co-investments that pay no management fees	(939)	(924)	(444)
Funds for which management fees were permanently waived	(219)	(228)	(183)
Management fee-generating assets under management	$78,497	$78,079	$74,027

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below, and reflect the applicable contractual fee rates, exclusive of the impact of special items such as retroactive management fees and the collection of deferred contingent management fees.

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.54	1.54	1.55
Open-end funds	0.47	0.47	0.47
Evergreen funds	1.50	1.53	1.61
Overall	0.94	0.96	1.00

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of March 31, 2015, December 31, 2014 and March 31, 2014, the portion of incentive-creating AUM generating incentives at the fund level was $25.4 billion (or 73.6%), $24.3 billion (71.7%) and $30.0 billion (90.0%), respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$32,374	$31,743	$31,172
Evergreen funds	2,084	2,118	2,086
Total	$34,458	$33,861	$33,258
Three Months Ended March 31, 2015
AUM grew $9.1 billion, or 10.0%, to $99.9 billion as of March 31, 2015, from $90.8 billion as of December 31, 2014. The increase reflected $9.4 billion in capital inflows for closed-end funds and $2.2 billion of market-value gains, partially offset by $1.9 billion of distributions to closed-end fund investors and a $1.2 billion negative impact from foreign currency translation. Capital inflows for closed-end funds included $7.1 billion for Opps X and Xb and $0.9 billion for Oaktree Power Opportunities Fund IV.
Management fee-generating AUM increased $0.4 billion, or 0.5%, to $78.5 billion as of March 31, 2015, from $78.1 billion as of December 31, 2014. The increase reflected $1.0 billion in market-value gains in funds for which management fees are based on NAV, $0.9 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, and $0.6 billion attributable to CLOs and capital commitments to closed-end funds, partially offset by a $0.9 billion decline attributable to closed-end funds in liquidation, a $0.9 billion negative impact from foreign currency translation and $0.4 billion in uncalled capital commitments.
Incentive-creating AUM grew $0.6 billion, or 1.8%, to $34.5 billion as of March 31, 2015, from $33.9 billion as of December 31, 2014. The increase reflected the net effect of $1.2 billion in drawdowns by closed-end funds, $1.0 billion in market-value gains, $1.2 billion in distributions by closed-end funds and a $0.5 billion negative impact from foreign currency translation.
Three Months Ended March 31, 2014
AUM grew $2.6 billion, or 3.1%, to $86.2 billion as of March 31, 2014, from $83.6 billion as of December 31, 2013. The increase reflected $2.4 billion of aggregate market-value gains, $1.3 billion of capital inflows for closed-end funds and $1.1 billion of net inflows to open-end funds, partially offset by $2.0 billion of distributions to closed-end fund investors. The $2.0 billion of distributions to closed-end fund investors included $1.2 billion by Distressed Debt funds and $0.6 billion by Principal Investing funds.
Management fee-generating AUM grew $2.0 billion, or 2.8%, to $74.0 billion as of March 31, 2014, from $72.0 billion as of December 31, 2013. The increase reflected $1.1 billion of net inflows to open-end funds, $1.1 billion of market-value gains in funds for which management fees are based on NAV, and $0.6 billion in capital commitments to closed-end funds, partially offset by a $0.9 billion decline attributable to closed-end funds in liquidation.
Incentive-creating AUM grew $0.9 billion, or 2.8%, to $33.3 billion as of March 31, 2014, from $32.4 billion as of December 31, 2013. The increase reflected the net effect of $1.6 billion in drawdowns by closed-end funds, $1.4 billion in market-value gains, and $2.1 billion in distributions by closed-end funds.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2015	2014
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,949,407	$2,276,439
Incentives created (fund level):
Closed-end funds	265,457	337,583
Evergreen funds	5	14,791
Total incentives created (fund level)	265,462	352,374
Less: segment incentive income recognized by us	(152,879)	(292,876)
Ending balance	$2,061,990	$2,335,937
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,073,445	$1,215,523
As of March 31, 2015 and 2014, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $419.8 million and $444.9 million, respectively, with the remainder arising from funds that as of that date had not yet reached the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of March 31, 2015, $25.4 million, or 73.7%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 40% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended March 31, 2015 and 2014
Incentives created (fund level) was $265.5 million for the three months ended March 31, 2015, reflecting the period’s investment returns. The $265.5 million of incentives created (fund level) reflected $261.8 million from Control Investing funds and $49.1 million from Real Estate funds, partially offset by $60.4 million of negative incentives created (fund level) from Distressed Debt funds.
Incentives created (fund level) was $352.4 million for the three months ended March 31, 2014, reflecting both the 90.3% share of our incentive-creating AUM that was creating incentives as of March 31, 2014 and the period’s investment returns. The $352.4 million of incentives created (fund level) included $191.1 million from Control Investing funds and $117.8 million from Distressed Debt funds.
Uncalled Capital Commitments
As of March 31, 2015, December 31, 2014 and March 31, 2014, uncalled capital commitments were $17.2 billion, $10.3 billion and $12.0 billion, respectively. Capital drawn by closed-end funds during the three months ended March 31, 2015 aggregated $1.6 billion, as compared with $2.2 billion for the three months ended March 31, 2014.

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
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit data)
Revenues:
Management fees	$188,050	$188,400
Incentive income	152,879	292,876
Investment income	53,458	46,480
Total revenues	394,387	527,756
Expenses:
Compensation and benefits	(105,854)	(98,194)
Equity-based compensation	(7,023)	(3,983)
Incentive income compensation	(90,102)	(137,828)
General and administrative	(24,350)	(30,562)
Depreciation and amortization	(1,891)	(1,921)
Total expenses	(229,220)	(272,488)
Adjusted net income before interest and other income (expense)	165,167	255,268
Interest expense, net of interest income	(8,933)	(6,625)
Other income (expense), net	(896)	(1,698)
Adjusted net income	155,338	246,945
Adjusted net income attributable to OCGH non-controlling interest	(109,657)	(182,561)
Non-Operating Group expenses	(334)	(282)
Adjusted net income-OCG before income taxes	45,347	64,102
Income taxes-OCG	(7,062)	(6,227)
Adjusted net income-OCG	$38,285	$57,875
Adjusted net income per Class A unit	$0.85	$1.46
Weighted average number of Class A units outstanding	45,063	39,700

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit data)
Revenues:
Management fees	$188,050	$188,400
Incentive income	152,879	292,876
Receipts of investment income from funds (1)	23,961	21,658
Receipts of investment income from companies	8,796	9,415
Total distributable earnings revenues	373,686	512,349
Expenses:
Compensation and benefits	(105,854)	(98,194)
Incentive income compensation	(90,102)	(137,828)
General and administrative	(24,350)	(30,562)
Depreciation and amortization	(1,891)	(1,921)
Total expenses	(222,197)	(268,505)
Other income (expense):
Interest expense, net of interest income	(8,933)	(6,625)
Operating Group income taxes	(1,152)	(2,380)
Other income (expense), net	(896)	(1,698)
Distributable earnings	140,508	233,141
Distributable earnings attributable to OCGH non-controlling interest	(99,189)	(172,355)
Non-Operating Group expenses	(334)	(282)
Distributable earnings-OCG income taxes	(280)	(739)
Tax receivable agreement	(4,410)	(3,953)
Distributable earnings-OCG	$36,295	$55,812
Distributable earnings per Class A unit	$0.81	$1.41
Weighted average number of Class A units outstanding	45,063	39,700

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Distributable earnings declined $92.6 million, or 39.7%, to $140.5 million for the three months ended March 31, 2015, from $233.1 million for the three months ended March 31, 2014, reflecting decreases of $92.3 million in incentive income, net of incentive income compensation expense, and $1.7 million in fee-related earnings, partially offset by a $1.7 million increase in investment income proceeds. For the three months ended March 31, 2015, investment income proceeds totaled $32.8 million, including $24.0 million from fund distributions and $12.4 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $31.1 million, of which $21.7 million and $9.4 million was attributable to fund distributions and DoubleLine, respectively.

The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Distributable earnings	$140,508	$233,141
Investment income (1)	53,458	46,480
Receipts of investment income from funds (2)	(23,961)	(21,658)
Receipts of investment income from companies	(8,796)	(9,415)
Equity-based compensation (3)	(7,023)	(3,983)
Operating Group income taxes	1,152	2,380
Adjusted net income	155,338	246,945
Incentive income (4)	(17,378)	(64,460)
Incentive income compensation (4)	23,210	46,334
Equity-based compensation (5)	(4,683)	(5,199)
Acquisition-related items (6)	(1,807)	—
Income taxes (7)	(7,875)	(7,986)
Non-Operating Group expenses (8)	(334)	(282)
Non-controlling interests (8)	(108,218)	(163,558)
Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794

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

(8)
Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Distributable earnings-OCG (1)	$36,295	$55,812
Investment income attributable to OCG	15,721	12,118
Receipts of investment income from funds attributable to OCG	(7,046)	(5,647)
Receipts of investment income from companies attributable to OCG	(2,587)	(2,455)
Equity-based compensation attributable to OCG (2)	(2,065)	(1,039)
Distributable earnings-OCG income taxes	280	739
Tax receivable agreement	4,410	3,953
Income taxes of Intermediate Holding Companies	(6,723)	(5,606)
Adjusted net income-OCG (1)	38,285	57,875
Incentive income attributable to OCG (3)	(5,110)	(16,806)
Incentive income compensation attributable to OCG (3)	6,825	12,080
Equity-based compensation attributable to OCG (4)	(1,377)	(1,355)
Acquisition-related items attributable to OCG (5)	(531)	—
Non-controlling interests attributable to OCG (5)	161	—
Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794

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

(5)
This adjustment adds back the effect of (a) acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability and (b) non-controlling interests.

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$129,602	$137,038
Open-end funds	44,441	39,654
Evergreen funds	14,007	11,708
Total management fees	188,050	188,400
Expenses:
Compensation and benefits	(105,854)	(98,194)
General and administrative	(24,350)	(30,562)
Depreciation and amortization	(1,891)	(1,921)
Total expenses	(132,095)	(130,677)
Fee-related earnings	55,955	57,723
Fee-related earnings attributable to OCGH non-controlling interest	(39,500)	(42,673)
Non-Operating Group expenses	(335)	(282)
Fee-related earnings-OCG before income taxes	16,120	14,768
Fee-related earnings-OCG income taxes	(1,564)	(1,845)
Fee-related earnings-OCG	$14,556	$12,923
Fee-related earnings per Class A unit	$0.32	$0.33
Weighted average number of Class A units outstanding	45,063	39,700
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Fee-related earnings decreased $1.7 million, or 2.9%, to $56.0 million for the three months ended March 31, 2015, from $57.7 million for the three months ended March 31, 2014. The decrease reflected $0.3 million of lower management fees, an increase of $7.7 million in compensation and benefits, and a decrease of $6.2 million in general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.32 and $0.33 per unit for the three months ended March 31, 2015 and 2014, respectively.
The effective tax rate applicable to fee-related earnings for the three months ended March 31, 2015 and 2014 was 10% and 12%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fee-related earnings (1)	$55,955	$57,723
Incentive income	152,879	292,876
Incentive income compensation	(90,102)	(137,828)
Investment income	53,458	46,480
Equity-based compensation (2)	(7,023)	(3,983)
Interest expense, net of interest income	(8,933)	(6,625)
Other income (expense), net	(896)	(1,698)
Adjusted net income	155,338	246,945
Incentive income (3)	(17,378)	(64,460)
Incentive income compensation (3)	23,210	46,334
Equity-based compensation (4)	(4,683)	(5,199)
Acquisition-related items (5)	(1,807)	—
Income taxes (6)	(7,875)	(7,986)
Non-Operating Group expenses (7)	(334)	(282)
Non-controlling interests (7)	(108,218)	(163,558)
Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794

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

(7)
Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fee-related earnings-OCG (1)	$14,556	$12,923
Incentive income attributable to OCG	44,958	76,359
Incentive income compensation attributable to OCG	(26,497)	(35,935)
Investment income attributable to OCG	15,721	12,118
Equity-based compensation attributable to OCG (2)	(2,065)	(1,039)
Interest expense, net of interest income attributable to OCG	(2,626)	(1,726)
Other income (expense) attributable to OCG	(264)	(443)
Non-fee-related earnings income taxes attributable to OCG (3)	(5,498)	(4,382)
Adjusted net income-OCG (1)	38,285	57,875
Incentive income attributable to OCG (4)	(5,110)	(16,806)
Incentive income compensation attributable to OCG (4)	6,825	12,080
Equity-based compensation attributable to OCG (5)	(1,377)	(1,355)
Acquisition-related items attributable to OCG (6)	(531)	—
Non-controlling interests attributable to OCG (6)	161	—
Net income attributable to Oaktree Capital Group, LLC	$38,253	$51,794

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

(6)
This adjustment adds back the effect of (a) acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability and (b) non-controlling interests.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Management Fees:
Closed-end funds	$129,602	$137,038
Open-end funds	44,441	39,654
Evergreen funds	14,007	11,708
Total	$188,050	$188,400

Management fees decreased $0.3 million, or 0.2%, to $188.1 million for the three months ended March 31, 2015, from $188.4 million for the three months ended March 31, 2014, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $7.4 million, or 5.4%, to $129.6 million for the three months ended March 31, 2015, from $137.0 million for the three months ended March 31, 2014. The decrease reflected an aggregate decline of $17.9 million primarily among closed-end funds in liquidation, partially offset by $6.2 million attributable to the Highstar acquisition, $2.8 million from closed-end funds for which management fees are based on drawn capital or NAV and $1.8 million from CLOs.

•
Open-end funds.    Management fees attributable to open-end funds increased $4.7 million, or 11.8%, to $44.4 million for the three months ended March 31, 2015, from $39.7 million for the three months ended March 31, 2014, primarily as a result of net inflows to Emerging Markets Equities.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $2.3 million, or 19.7%, to $14.0 million for the three months ended March 31, 2015, from $11.7 million for the three months ended March 31, 2014, primarily reflecting drawdowns of capital commitments by Strategic Credit and Emerging Markets Opportunities. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.50% as of March 31, 2015, from 1.61% as of March 31, 2014, largely as a result of Strategic Credit, for which the average management fee rate is lower than the 1.61%.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Incentive Income:
Closed-end funds	$152,879	$292,830
Evergreen funds	—	46
Total	$152,879	$292,876
Incentive income decreased $140.0 million, or 47.8%, to $152.9 million for the three months ended March 31, 2015, from $292.9 million for the three months ended March 31, 2014. Tax-related incentive distributions with respect to 2014 taxable income generated by closed-end funds not yet paying incentives accounted for $129.4 million of the $152.9 million in the current-year period, down from a corresponding $219.7 million of the prior-year period’s $292.9 million. Of the remaining $23.5 million and $73.2 million for the current and prior-year periods, respectively, Opps VIIb accounted for zero and $57.8 million.

Investment Income
A summary of investment income is set forth below:

	Three Months Ended March 31,
	2015	2014
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$11,351	$8,835
Convertible Securities	948	408
Distressed Debt	1,936	20,474
Control Investing	17,757	11,042
Real Estate	5,769	5,466
Listed Equities	3,140	(3,960)
Non-Oaktree funds	2,593	923
Income from investments in companies	9,964	3,292
Total investment income	$53,458	$46,480
Investment income increased $7.0 million, or 15.1%, to $53.5 million for the three months ended March 31, 2015, from $46.5 million for the three months ended March 31, 2014. Our one-fifth ownership stake in DoubleLine accounted for investment income of $14.6 million and $9.6 million in the current and prior-year periods, respectively, of which performance fees accounted for $2.0 million and $1.4 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $7.7 million, or 7.8%, to $105.9 million for the three months ended March 31, 2015, from $98.2 million for the three months ended March 31, 2014. The increase primarily reflected growth in headcount, including from the Highstar acquisition.
Equity-based Compensation
Equity-based compensation increased $3.0 million, or 75.0%, to $7.0 million for the three months ended March 31, 2015, from $4.0 million for the three months ended March 31, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in April 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $47.7 million, or 34.6%, to $90.1 million for the three months ended March 31, 2015, from $137.8 million for the three months ended March 31, 2014. The percentage decrease was smaller than the corresponding decline of 47.8% in incentive income, primarily as a result of catch-up tax distributions related to incentive interests awarded to certain investment professionals in 2014.
General and Administrative
General and administrative expense decreased $6.2 million, or 20.3%, to $24.4 million for the three months ended March 31, 2015, from $30.6 million for the three months ended March 31, 2014. Excluding the impact of foreign currency-related items, general and administrative expense decreased $2.8 million, or 8.8%, to $28.9 million from $31.7 million, reflecting a number of factors, including expenses related to our bi-annual client conferences in early 2014.
Interest Expense, Net of Interest Income
Interest expense, net increased $2.3 million, or 34.8%, to $8.9 million for the three months ended March 31, 2015, from $6.6 million for the three months ended March 31, 2014, primarily reflecting the new senior notes issued in September 2014.

Other Income (Expense), Net
Other income (expense), net were expenses of $0.9 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively. The current-year period primarily reflected losses associated with certain non-operating corporate activities. The prior-year period reflected the write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by income attributable to a 2010 arbitration award.
Adjusted Net Income
ANI decreased $91.6 million, or 37.1%, to $155.3 million for the three months ended March 31, 2015, from $246.9 million for the three months ended March 31, 2014, primarily reflecting decreases of $92.3 million in incentive income, net of incentive income compensation expense, and $1.7 million in fee-related earnings, partially offset by a $7.0 million increase in investment income.
Income Taxes-OCG
Income taxes increased $0.9 million, or 14.5%, to $7.1 million for the three months ended March 31, 2015, from $6.2 million for the three months ended March 31, 2014.  Income taxes increased, despite the fact that adjusted net income-OCG before income taxes declined, primarily due to a higher effective tax rate for the three months ended March 31, 2015. The effective tax rates applied to ANI for the three months ended March 31, 2015 and 2014 were 16% and 10%, respectively.  The 16% effective tax rate applied to ANI for the three months ended March 31, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted combined with the actual tax expense in the current period on income that cannot be reliably estimated, such as incentive income. We would expect variability between quarters and for the full year because the effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.

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
The following table presents our segment statements of financial condition:

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Assets:	(in thousands)
Cash and cash-equivalents	$434,232	$405,290	$563,292
U.S. Treasury securities	570,749	655,529	360,559
Corporate investments	1,503,621	1,515,443	1,393,692
Deferred tax assets	430,873	357,364	373,037
Receivables and other assets	313,599	334,173	243,747
Total assets	$3,253,074	$3,267,799	$2,934,327
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$252,006	$390,196	$235,596
Due to affiliates	371,988	309,214	321,830
Debt obligations	850,000	850,000	610,714
Total liabilities	1,473,994	1,549,410	1,168,140
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,159,339	1,172,663	1,212,862
Unitholders’ capital attributable to Oaktree Capital Group, LLC	619,741	545,726	553,325
Total capital	1,779,080	1,718,389	1,766,187
Total liabilities and capital	$3,253,074	$3,267,799	$2,934,327
Corporate Investments
A summary of corporate investments is set forth below:

	As of
	March 31, 2015	December 31, 2014	March 31, 2014
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$426,543	$426,677	$279,022
Convertible Securities	19,647	18,698	18,963
Distressed Debt	429,173	433,715	461,400
Control Investing	262,492	249,840	244,661
Real Estate	145,330	134,631	124,741
Listed Equities	148,383	149,901	130,960
Non-Oaktree funds	49,706	49,441	50,020
Investments in companies	22,347	52,540	83,925
Total corporate investments	$1,503,621	$1,515,443	$1,393,692

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2015, we had $1.0 billion of cash and investments in U.S. Treasury securities and $850 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of March 31, 2015. Oaktree’s investments in funds and companies had a carrying value of $1.5 billion as of March 31, 2015.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions related to our corporate investments in funds and companies. As of March 31, 2015, corporate investments of $1.5 billion included unrealized investment income proceeds of $374 million, of which $205 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
We use distributable earnings, which is derived from our segment results, to assess performance and assist in the determination of equity distributions from the Operating Group. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. Additionally, DoubleLine’s corporate distributions to us may vary in length of period covered.  For example, the quarterly distributions made in the second and fourth quarters typically have covered two and four months of activity, respectively. The distribution amount for any given period is likely to vary materially due to these and other factors.
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

Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are discussed below.
Operating Activities
Net cash used in operating activities was $1.9 billion and $1.0 billion in the first three months of 2015 and 2014, respectively. These amounts included, for the first three months of 2015 and 2014, respectively, (a) net purchases of securities of the consolidated funds of $1.9 billion and $1.0 billion; (b) net realized gains on investments of the consolidated funds of $474.8 million and $654.2 million; and (c) changes in unrealized gains on investments of the consolidated funds of $507.5 million and $770.5 million.
Investing Activities
Investing activities provided $88.8 million and $295.4 million of cash in the first three months of 2015 and 2014, respectively. Investing activities were primarily driven by net U.S. Treasury investment activities. Net activity from purchases, maturities and sales of U.S. Treasury securities included net proceeds of $84.8 million and $316.0 million for the first three months of 2015 and 2014, respectively. Corporate investments in funds and companies of $13.9 million and $22.0 million for the first three months of 2015 and 2014, respectively, consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Funds	$57,576	$165,525
Eliminated in consolidation	(43,644)	(147,969)
Unconsolidated companies	—	4,481
Total investments	$13,932	$22,037

Distributions and proceeds from corporate investments in funds and companies of $30.4 million and $2.8 million for the first three months of 2015 and 2014, respectively, consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Funds	$78,570	$59,034
Eliminated in consolidation	(72,149)	(56,259)
Unconsolidated companies	24,013	—
Total proceeds	$30,434	$2,775

Purchases of fixed assets were $12.5 million and $1.3 million for the first three months of 2015 and 2014, respectively.
Financing Activities
Financing activities provided $901.1 million and $1.0 billion of cash in the first three months of 2015 and 2014, respectively. For the first three months of 2015 and 2014, financing activities included (a) net contributions from non-controlling interests to consolidated funds of $130.0 million and net distributions from consolidated funds to non-controlling interests of $120.4 million, respectively; (b) net borrowings on credit facilities of the consolidated funds of $490.3 million and $809.7 million, respectively; (c) distributions to unitholders of $100.0 million and $178.8 million, respectively; (d) proceeds from debt obligations issued by our CLOs of $394.3 million and $503.6 million, respectively; (e) payments for debt issuance costs of $9.1 million and $6.0 million, respectively; and (f) purchases of OCGH units, net of issuance of Class A units, of $4.3 million and $1.8 million, respectively. Additionally, the first three months of 2014 included net proceeds associated with the refinancing of our corporate credit facility of $30.5 million.

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
In addition to the 2009 Notes, as of March 31, 2015, we had two other series of senior notes outstanding, with an aggregate remaining principal balance of $100.0 million due in 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion.
In March 2014, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at

2.69% through January 2016 and 2.22% for the twelve months thereafter, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of March 31, 2015, we had no outstanding borrowings under the Revolver and were able to draw the full amount available without violating any financial maintenance covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of March 31, 2015, we were required to maintain approximately $64.3 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of March 31, 2015, future payments of this nature were estimated to aggregate $40.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $79.0 million over the period ending approximately in 2034 with respect to our initial public offering.
In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of March 31, 2015, future payments with respect to the May 2013 Offering were estimated to aggregate $109.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of March 31, 2015, future payments with respect to the March 2014 Offering were estimated to aggregate $80.0 million over the period ending approximately in 2036.
In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of March 31, 2015, future payments with respect to the March 2015 Offering were estimated to aggregate $62.5 million over the period ending approximately in 2037.
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2015.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2015:

	Last Nine Months of 2015	2016-2017	2018-2019	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$10,072	$20,033	$20,626	$60,429	$111,160
Debt obligations payable	—	100,000	500,000	250,000	850,000
Interest obligations on debt (2)	32,052	66,313	57,735	82,489	238,589
Tax receivable agreement	15,825	39,869	43,445	271,810	370,949
Contingent consideration (3)	31,869	—	—	—	31,869
Commitments to Oaktree and third-party funds (4)	402,521	—	—	—	402,521
Subtotal	492,339	226,215	621,806	664,728	2,005,088
Consolidated Funds:
Debt obligations payable	5,260,604	—	—	—	5,260,604
Interest obligations on debt	31,094	—	—	—	31,094
CLO loans payable	—	—	89,620	1,686,236	1,775,856
Interest on CLO loans payable (2)	30,635	81,693	79,305	268,579	460,212
Commitments to fund investments (5)	1,639,478	—	—	—	1,639,478
Total	$7,454,150	$307,908	$790,731	$2,619,543	$11,172,332

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

(3)
This represents the undiscounted contingent consideration obligation as of March 31, 2015 related to the August 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2015 column.

(4)
These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2015 column. Capital commitments are expected to be called over the next five years.

(5)
These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2015 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2015.
As of March 31, 2015, none of the incentive income we had recognized was subject to clawback by the funds.

General Partner and Other Capital Commitments
As of March 31, 2015, our capital commitments to our funds (as general partner or otherwise) and certain non-Oaktree investment vehicles for which a portion of the commitment remained undrawn were as follows:

	Capital Commitments	Undrawn Commitments as of March 31, 2015
	(in millions)
Corporate Debt:
Oaktree Enhanced Income Fund II	$20	$5
Collateralized Loan Obligation Vehicles	69	30
Oaktree Mezzanine Fund IV	20	18
Strategic Credit	23	12
European Private Debt	15	8
Emerging Markets Total Return	25	5
Distressed Debt:
Oaktree Opportunities Fund Xb	100	100
Oaktree Opportunities Fund X	60	60
Oaktree Opportunities Fund IX	100	10
Emerging Markets Opportunities	25	14
Control Investments:
Oaktree Principal Fund VI	20	19
Oaktree European Principal Fund III	100	31
Oaktree Power Opportunities Fund IV	24	24
Oaktree Power Opportunities Fund III	27	15
Real Estate:
Oaktree Real Estate Opportunities Fund VI	67	10
Real Estate Debt	32	27
Listed Equities:
Value Equities	15	8
Non-Oaktree	30	7
Total	$772	$403

Off-Balance Sheet Arrangements
As of December 31, 2014, we leased a corporate airplane for business purposes. We were responsible for any unreimbursed costs and expenses incurred in connection with the operation, crew, registration, maintenance, service and repair of the airplane. An unaffiliated third party provided certain services with respect to the operations of the plane. On January 22, 2015, we entered into an agreement to extend the lease, previously due to expire on February 1, 2015, through April 1, 2015. On March 23, 2015, we exercised a purchase option for $12.5 million.
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
The table below summarizes the investments and other financial instruments, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of March 31, 2015	Level I	Level II	Level III	Total
Closed-end funds	$4,096,040	$8,715,037	$27,268,420	$40,079,497
Open-end funds	1,318,614	5,025,075	57,978	6,401,667
Evergreen funds	749,706	751,389	689,305	2,190,400
Total	$6,164,360	$14,491,501	$28,015,703	$48,671,564

As of December 31, 2014
Closed-end funds	$4,169,235	$8,518,277	$25,497,911	$38,185,423
Open-end funds	1,084,571	4,996,824	51,174	6,132,569
Evergreen funds	721,422	730,022	742,613	2,194,057
Total	$5,975,228	$14,245,123	$26,291,698	$46,512,049

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
Price Risk
Impact on Net Change in Unrealized Appreciation on Consolidated Funds’ Investments
As of March 31, 2015, we had investments at fair value of $48.7 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $4.9 billion. Inasmuch as this effect would primarily be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be largely unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end funds and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. For the three months ended March 31, 2015 and 2014, NAV-based management fees represented approximately 36% and 31%, respectively, of total management fees. We estimate that for the three months ended March 31, 2015, an incremental 10% decline in market values of the investments held in our funds would have resulted in an approximate $6.6 million decrease in management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds, generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds, generally occurs as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks or hurdle rates. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of an incremental 10% decline in market values for the three months ended March 31, 2015 is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. We estimate that for the three months ended March 31, 2015, an incremental 10% decline in fair values of the investments held in our funds and other holdings would have resulted in a $363.2 million decrease in investment income. The estimated incremental decline of $363.2 is greater than 10% of the period’s average corporate investments balance primarily because of our investments in levered senior loan products, which have been a growing component of our corporate investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the three months ended March 31, 2015, a 10% decline in the average rate of exchange of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $2.7 million;

•	our operating expenses would have increased by $3.0 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.2 million; and

•	our income tax expense would have remained unchanged.
These movements would have decreased our net income attributable to OCG by $0.1 million.
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

Interest-rate Risk
As of March 31, 2015, Oaktree and its operating subsidiaries had $850.0 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan interest rate to a fixed rate through January 2017. As a result, we estimate that for the three months ended March 31, 2015, there would be no material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate segment cash and cash-equivalents and investments in U.S. Treasury securities as of March 31, 2015, we estimate Oaktree and its operating subsidiaries would generate an additional $10.0 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements, debt issued by our CLOs and certain other investment financing arrangements. Most of these debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of March 31, 2015, $7.0 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable rates would increase on an annualized basis by $69.1 million in the event interest rates were to increase by 100 basis points.
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
On February 17, 2015, we granted 1,985 Class A Units to each of Ms. Marna Whittington, Mr. Robert Denham, Mr. Richard Masson and Mr. Wayne Pierson in consideration of their service as a member of our board of directors.
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on February 17, 2015, we issued 926,830 Class B units to OCGH which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
No purchase price was paid by Messrs. Denham, Masson and Pierson, Ms. Whittington or OCGH to the Company for these issuances. These issuances, to the extent they constitute sales, were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.
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

Closed-end Funds

			As of March 31, 2015
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb	TBD	—	$4,718	$—	$—	$—	$—	$—	$—	$—	$—	N/A	N/A	N/A
Oaktree Opportunities Fund X	TBD	—	2,415	—	—	—	—	—	—	—	—	N/A	N/A	N/A
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	4,559	62	2	4,619	4,966	—	—	4,944	5.4%	1.3%	1.1x
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	2,692	658	625	2,725	2,462	44	7	2,702	11.7	8.2	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	1,089	593	908	774	772	15	16	575	16.6	13.9	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	4,507	2,404	3,749	3,162	2,401	140	329	2,250	15.3	10.8	1.6
Special Account A	Nov. 2008	Oct. 2012	253	253	308	462	99	75	41	20	—	29.8	24.3	2.2
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	9,844	9,221	17,027	2,038	1,463	1,394	398	—	22.8	17.4	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	3,598	1,528	4,431	695	888	81	—	693	10.7	8.1	1.5
OCM Opportunities Fund VI	Jul. 2005	Jul. 2008	1,773	1,773	1,335	2,833	275	380	134	127	—	12.2	9.0	1.9
OCM Opportunities Fund V	Jun. 2004	Jun. 2007	1,179	1,179	974	2,042	111	123	168	22	—	18.6	14.3	1.9
Legacy funds (6).	Various	Various	9,543	9,543	8,193	17,695	41	—	1,113	8	—	24.2	19.3	1.9
												22.5%	17.0%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	$2,677	$2,276	$650	$43	$2,883	$2,610	$2	$123	$2,484	25.7%	16.9%	1.3x
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	1,283	819	752	1,350	739	28	129	893	20.2	14.8	1.7
Special Account D	Nov. 2009	Nov. 2012	256	263	180	229	214	110	2	15	137	16.8	14.5	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	450	386	477	359	208	15	57	179	17.2	11.8	2.0
OCM Real Estate Opportunities Fund III	Sep. 2002	Sep. 2005	707	707	649	1,290	66	—	115	13	—	15.6	11.6	2.0
Legacy funds (6).	Various	Various	1,634	1,610	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
												15.9%	12.4%
Real Estate Debt
Oaktree Real Estate Debt Fund (7).	Sep. 2013	Sep. 2016	$1,012	$158	$21	$10	$169	$174	$—	$3	$153	27.3%	19.0%	1.2x
Oaktree PPIP Fund (8) .	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2	N/A	1.4

European Principal Investments (9)
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	€2,208	€922	€224	€2,906	€3,299	€—	€179	€2,342	24.7%	15.7%	1.5x
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	€1,685	€858	€1,382	€1,161	€1,019	€29	€132	€976	13.6	8.5	1.6
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	$473	$441	$822	$92	$91	$30	$54	$—	11.6	8.8	2.0
												15.4%	10.3%
European Private Debt
Oaktree European Dislocation Fund (7) (10).	Oct. 2013	Oct. 2016	€294	€101	€14	€43	€72	€99	€—	€2	€61	nm	nm	1.2x
Special Account E (7) (10).	Oct. 2013	Apr. 2015	€379	€204	€26	€22	€208	€178	€—	€4	€194	nm	nm	1.1

			As of March 31, 2015
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Global Principal Investments
Oaktree Principal Fund VI (10)	— (11)	—	$602	$30	$12	$—	$42	$30	$—	$—	$31	nm	nm	1.5x
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	2,827	2,586	859	1,093	2,352	1,839	50	90	2,221	14.3%	8.4%	1.4
Special Account C	Dec. 2008	Feb. 2014	505	455	316	293	478	395	16	46	315	17.7	13.0	1.7
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	3,328	1,973	3,416	1,885	1,227	22	154	1,692	11.0	8.2	1.7
OCM Principal Opportunities Fund III	Nov. 2003	Nov. 2008	1,400	1,400	896	2,159	137	—	147	26	—	14.0	9.7	1.8
Legacy funds (6).	Various	Various	2,301	2,301	1,839	4,137	3	—	236	1	—	14.5	11.6	1.8
												13.6%	10.0%
Power Opportunities
Oaktree Power Opportunities Fund IV	TBD	—	$940	$—	$—	$—	$—	$—	$—	$—	$—	N/A	N/A	N/A
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	579	160	134	605	581	—	30	554	19.0%	9.4%	1.4x
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	541	1,451	1,921	71	39	96	5	—	76.1	58.8	3.9
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												34.8%	26.6%
Infrastructure Investing
Highstar Capital IV (12).	Nov. 2010	Nov. 2016	$2,346	$1,768	$196	$268	$1,696	$1,882	$—	$—	$1,379	16.0%	7.5%	1.3x

Mezzanine Finance
Oaktree Mezzanine Fund IV (7) (10)	Oct. 2014	Oct. 2019	$498	$60	$—	$—	$60	$58	$—	$—	$62	nm	nm	1.0x
Oaktree Mezzanine Fund III (13).	Dec. 2009	Dec. 2014	1,592	1,423	292	965	750	713	1	11	737	15.4%	10.4% / 8.1%	1.3
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	1,107	514	1,388	233	310	—	—	244	11.4	7.9	1.6
OCM Mezzanine Fund (14).	Oct. 2001	Oct. 2006	808	773	303	1,073	3	—	38	1	—	15.4	10.8 / 10.5	1.5
												13.3%	8.9%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund (15)	Sep. 2013	Sep. 2016	$384	$162	$(31)	$—	$131	$285	$—	$—	$172	(21.1)%	(23.9)%	0.8x
Special Account F (10).	Jan. 2014	Jan. 2017	253	86	(22)	—	64	64	—	—	93	nm	nm	0.8
				$68,860	(16) (17)			29,819	(17)	2,025	(17)
						Other (18)		6,533		32
						Total (19)		$36,352		$2,057

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) exclude Oaktree segment incentive income previously recognized.

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

(7)
Management fees during the investment period are calculated on drawn, rather than committed, capital. As a result, as of March 31, 2015 management fee-generating AUM included only that portion of committed capital that had been drawn.

(8)
Due to the differences in allocations of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Oaktree PPIP Fund had liquidated all of its investments and made its final liquidating distribution as of December 31, 2013. Oaktree PPIP Fund and Oaktree PPIP Private Fund were dissolved as of December 31, 2013. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund. The gross and net IRR for the Oaktree PPIP Private Fund were 24.7% and 18.6%, respectively, as of December 31, 2013.

(9)
Aggregate IRRs are based on the conversion of OCM European Principal Opportunities Fund II and Oaktree European Principal Fund III cash flows from Euros to USD using the March 31, 2015 spot rate of $1.07.

(10)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through March 31, 2015 was less than 18 months.

(11)
As of March 31, 2015, Oaktree Principal Fund VI had made an aggregate $30 million drawdown against its $602 million of committed capital. Oaktree has not yet commenced the fund's investment period and, as a result, as of March 31, 2015 management fees were assessed only on the drawn capital, and management fee-generating AUM included only that portion of committed capital.

(12)
The fund includes co-investments of $394 million in AUM for which we earn no management fees or incentive allocation. Those co-investments have been excluded from the calculation of gross and net IRR, as well as the unreturned drawn capital plus accrued preferred return amount and multiple of drawn capital. The fund follows the American-style waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of March 31, 2015, Oaktree had not recognized any incentive income from this fund. Additionally, under the terms of the Highstar acquisition, Oaktree is effectively entitled to approximately 8% of the potential incentives generated by this fund.

(13)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 8.1%. The combined net IRR for Class A and Class B interests was 9.5%.

(14)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(15)
Oaktree had temporarily elected to assess management fees on NAV, instead of committed capital, during the investment period. Beginning May 1, 2015, management fees will be assessed on committed capital. As a result, as of March 31, 2015, management fee-generating AUM represented a blended portion of NAV and committed capital on which management fees were assessed.

(16)	The aggregate change in drawn capital for the three months ended March 31, 2015 was $1.6 billion.

(17)	Totals are based on the conversion of Euro amounts to USD using the March 31, 2015 spot rate of $1.07.

(18)
This includes Oaktree Enhanced Income Fund, Oaktree Enhanced Income Fund II, Oaktree Loan Fund 2x, Oaktree Asia Special Situations Fund, OCM Asia Principal Opportunities Fund, CLOs, a closed-end separate account, a non-Oaktree fund and two evergreen separate accounts in our Real Estate Debt strategy.

(19)
This excludes two closed-end funds with management fee-generating AUM aggregating $433 million as of March 31, 2015, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes two evergreen separate accounts in our Real Estate Debt strategy with an aggregate $139 million of management fee-generating AUM.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Mar. 31, 2015	Twelve Months Ended March 31, 2015			Since Inception through March 31, 2015
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$16,723	1.4%	0.9%	1.3%	9.7%	9.1%	8.6%	0.81	0.56
Global High Yield Bonds	Nov. 2010	3,957	2.0	1.5	2.6	8.5	8.0	7.6	1.27	1.21
European High Yield Bonds	May 1999	856	6.1	5.6	5.1	8.4	7.8	6.4	0.68	0.41
U.S. Convertibles	Apr. 1987	5,063	2.9	2.4	8.1	10.0	9.4	8.5	0.43	0.28
Non-U.S. Convertibles	Oct. 1994	2,461	7.1	6.6	5.2	9.0	8.4	6.1	0.82	0.43
High Income Convertibles	Aug. 1989	962	2.6	1.9	1.3	11.7	10.9	8.4	1.05	0.60
U.S. Senior Loans	Sep. 2008	2,863	2.2	1.7	2.8	7.0	6.5	5.7	1.19	0.63
European Senior Loans	May 2009	1,518	2.9	2.4	3.6	9.6	9.1	10.7	1.76	1.82
Emerging Markets Equities	Jul. 2011	3,854	(4.6)	(5.4)	0.4	(0.7)	(1.5)	(1.9)	(0.04)	(0.11)
Total		$38,257

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

Evergreen Funds

		As of March 31, 2015				Twelve Months Ended March 31, 2015		Since Inception through March 31, 2015
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	Jul. 2012	$2,977	$1,780	$ n/a		0.2%	(0.7)%	10.8%	8.2%
Value Opportunities	Sep. 2007	1,782	1,719	—	(3)	(7.2)	(8.5)	11.4	6.9
Value Equities (4).	Apr. 2014	337	158	—	(3)	nm	nm	nm	nm
Emerging Markets Opportunities	Sep. 2013	190	75	—	(3)	(19.3)	(21.0)	(2.0)	(10.7)
Emerging Markets Total Return (4)	Jan. 2014	134	20	—		nm	nm	nm	nm
Emerging Markets Absolute Return	Apr. 1997	158	136	—	(3)	(3.0)	(3.5)	14.0	9.5
			3,888	—
Restructured funds (5)			—	5
Total (2)(6)			$3,888	$5

(1)	Returns represent time-weighted rates of return.

(2)	Includes two closed-end funds with an aggregate $668 million and $433 million of AUM and management fee-generating AUM, respectively.

(3)
As of March 31, 2015, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $99 million for Value Opportunities, $1 million for Value Equities, $17 million for Emerging Markets Opportunities and $5 million for Emerging Markets Absolute Return.

(4)	Rates of return are not considered meaningful (“nm”) because the since-inception period as of March 31, 2015 was less than 18 months.

(5)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, Oaktree High Yield Plus Fund and Oaktree Japan Opportunities Fund (Yen class). As of March 31, 2015, these funds had gross and net IRRs since inception of (2.1)% and (4.6)%, 7.6% and 5.3%, and (5.1)% and (6.1)%, respectively, and in the aggregate had AUM of $123 million. Additionally, Oaktree High Yield Plus Fund had accrued incentives (fund level) of $5 million as of March 31, 2015.

(6)	Total excludes two evergreen separate accounts in our Real Estate Debt strategy with an aggregate $139 million of management fee-generating AUM.

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
Date: May 7, 2015

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