Form 10-Q
period 2015-06-30
Oaktree Capital Group, LLC
filed 2015-08-06
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 3, 2015, there were 48,371,659 Class A units and 105,637,501 Class B units of the registrant outstanding.

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
“Oaktree Operating Group,” or “Operating Group,” refers collectively to the entities in which we have a minority economic interest and indirect control that either (i) act as or control the general partners and investment advisers of our funds or (ii) hold interests in other entities or investments generating income for us.
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

•	our High Income Convertible Securities strategy, to the Citigroup U.S. High Yield Market Index; and

•	our Emerging Markets Equities strategy, to the Morgan Stanley Capital International Emerging Markets Index (Net).
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank, Stephen A. Kaplan, David M. Kirchheimer and Sheldon M. Stone.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	June 30, 2015	December 31, 2014
Assets
Cash and cash-equivalents	$310,741	$408,296
U.S. Treasury securities	681,197	655,529
Corporate investments (includes $18,115 and $40,814 measured at fair value as of June 30, 2015 and December 31,2014, respectively)	176,678	187,963
Due from affiliates	41,742	46,881
Deferred tax assets	430,756	357,364
Other assets	261,904	282,516
Assets of consolidated funds:
Cash and cash-equivalents	2,423,555	2,940,198
Investments, at fair value	48,645,874	46,533,799
Dividends and interest receivable	195,840	193,428
Due from brokers	863,821	605,882
Receivable for securities sold	362,557	171,817
Derivative assets, at fair value	102,957	296,197
Other assets	714,197	664,192
Total assets	$55,211,819	$53,344,062
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$180,633	$294,886
Accounts payable, accrued expenses and other liabilities	124,548	148,361
Due to affiliates	371,276	309,214
Debt obligations	850,000	850,000
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	97,168	75,487
Payables for securities purchased	1,088,954	767,733
Securities sold short, at fair value	121,660	64,438
Derivative liabilities, at fair value	480,760	253,509
Distributions payable	208,702	752,762
Borrowings under credit facilities	5,668,217	4,704,852
Debt obligations of CLOs	1,918,409	1,601,535
Total liabilities	11,110,327	9,822,777
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	42,213,440	41,681,155
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 48,371,659 and 43,763,719 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Class B units, no par value, unlimited units authorized, 105,459,544 and 109,088,901 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	600,813	536,431
Retained earnings	13,979	11,378
Accumulated other comprehensive loss	(1,273)	(1,070)
Class A unitholders’ capital	613,519	546,739
Non-controlling interests in consolidated funds	31,080	27,430
Non-controlling interests in consolidated subsidiaries	1,243,453	1,265,961
Total unitholders’ capital	1,888,052	1,840,130
Total liabilities and unitholders’ capital	$55,211,819	$53,344,062

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Management fees	$50,923	$51,560	$101,742	$91,991
Incentive income	564	—	564	—
Total revenues	51,487	51,560	102,306	91,991
Expenses:
Compensation and benefits	(107,750)	(92,735)	(217,893)	(191,027)
Equity-based compensation	(16,083)	(10,487)	(27,789)	(19,669)
Incentive income compensation	(35,211)	(36,259)	(102,103)	(127,753)
Total compensation and benefits expense	(159,044)	(139,481)	(347,785)	(338,449)
General and administrative	(33,488)	(31,665)	(40,068)	(63,903)
Depreciation and amortization	(3,107)	(1,815)	(5,999)	(3,736)
Consolidated fund expenses	(50,290)	(42,424)	(88,051)	(67,616)
Total expenses	(245,929)	(215,385)	(481,903)	(473,704)
Other income (loss):
Interest expense	(52,742)	(25,699)	(99,311)	(49,699)
Interest and dividend income	478,311	284,061	1,001,240	646,197
Net realized gain on consolidated funds’ investments	857,548	514,178	1,332,378	1,168,329
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(1,418,385)	699,890	(910,902)	1,470,368
Investment income	15,694	4,390	28,376	9,381
Other income (expense), net	2,863	9	7,557	(1,689)
Total other income (loss)	(116,711)	1,476,829	1,359,338	3,242,887
Income (loss) before income taxes	(311,153)	1,313,004	979,741	2,861,174
Income taxes	(5,485)	(5,761)	(13,360)	(13,747)
Net income (loss)	(316,638)	1,307,243	966,381	2,847,427
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	391,961	(1,184,244)	(744,704)	(2,509,076)
Net income attributable to non-controlling interests in consolidated subsidiaries	(55,509)	(91,813)	(163,610)	(255,371)
Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980
Distributions declared per Class A unit	$0.64	$0.98	$1.20	$1.98
Net income per unit (basic and diluted):
Net income per Class A unit	$0.41	$0.72	$1.24	$1.99
Weighted average number of Class A units outstanding	48,372	43,480	46,727	41,600

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended June 30, 2015	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income (loss)	$19,814	$55,509	$(391,961)	$(316,638)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	603	1,316	—	1,919
Unrealized gain on interest-rate swap designated as cash-flow hedge	130	284	—	414
Other comprehensive income, net of tax	733	1,600	—	2,333
Total comprehensive income (loss)	20,547	57,109	(391,961)	(314,305)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(57,109)	391,961	334,852
Comprehensive income attributable to Oaktree Capital Group, LLC	$20,547	$—	$—	$20,547
Three Months Ended June 30, 2014
Net income	$31,186	$91,813	$1,184,244	$1,307,243
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(75)	(188)	—	(263)
Unrealized gain on interest-rate swap designated as cash-flow hedge	322	810	—	1,132
Other comprehensive income, net of tax	247	622	—	869
Total comprehensive income	31,433	92,435	1,184,244	1,308,112
Less: Comprehensive income attributable to non-controlling interests	—	(92,435)	(1,184,244)	(1,276,679)
Comprehensive income attributable to Oaktree Capital Group, LLC	$31,433	$—	$—	$31,433

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — (Continued)
(in thousands)

Six Months Ended June 30, 2015	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$58,067	$163,610	$744,704	$966,381
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(294)	(834)	—	(1,128)
Unrealized gain on interest-rate swap designated as cash-flow hedge	91	192	—	283
Other comprehensive loss, net of tax	(203)	(642)	—	(845)
Total comprehensive income	57,864	162,968	744,704	965,536
Less: Comprehensive income attributable to non-controlling interests	—	(162,968)	(744,704)	(907,672)
Comprehensive income attributable to Oaktree Capital Group, LLC	$57,864	$—	$—	$57,864
Six Months Ended June 30, 2014
Net income	$82,980	$255,371	$2,509,076	$2,847,427
Other comprehensive income, net of tax:
Foreign currency translation adjustments	15	65	—	80
Unrealized gain on interest-rate swap designated as cash-flow hedge	163	359	—	522
Other comprehensive income, net of tax	178	424	—	602
Total comprehensive income	83,158	255,795	2,509,076	2,848,029
Less: Comprehensive income attributable to non-controlling interests	—	(255,795)	(2,509,076)	(2,764,871)
Comprehensive income attributable to Oaktree Capital Group, LLC	$83,158	$—	$—	$83,158

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$966,381	$2,847,427
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(28,376)	(9,381)
Depreciation and amortization	5,999	3,736
Equity-based compensation	27,789	19,669
Net realized and unrealized gains from consolidated funds’ investments	(421,476)	(2,638,697)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(10,122)	21,608
Income distributions from corporate investments in companies	36,281	30,823
Amortization or write-down of debt issuance costs	5,718	6,119
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in other assets	31,597	(7,823)
Increase in net due to affiliates	4,727	6,473
Decrease in accrued compensation expense	(114,253)	(103,804)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(24,285)	16,868
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(2,412)	17,464
Increase in due from brokers	(257,939)	(20,878)
(Increase) decrease in receivables for securities sold	(190,740)	14,024
Increase in other assets	(52,222)	(39,803)
Increase in accounts payable, accrued expenses and other liabilities	47,638	23,610
Increase in payables for securities purchased	321,221	107,909
Purchases of securities	(9,840,256)	(11,563,149)
Proceeds from maturities and sales of securities	8,220,736	8,842,373
Net cash used in operating activities	(1,273,994)	(2,425,432)
Cash flows from investing activities:
Purchases of U.S. Treasury securities	(265,722)	(114,530)
Proceeds from maturities and sales of U.S. Treasury securities	240,054	386,041
Corporate investments in funds and companies	(40,398)	(22,498)
Distributions and proceeds from corporate investments in funds and companies	43,778	2,821
Purchases of fixed assets	(16,991)	(2,845)
Net cash provided by (used in) investing activities	(39,279)	248,989

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$250,000
Payment of debt issuance costs	—	(728)
Repayments of debt obligations	—	(229,464)
Proceeds from issuance of Class A units	237,820	296,650
Purchase of OCGH units	(237,820)	(296,400)
Repurchase and cancellation of OCGH units	(4,290)	(2,055)
Distributions to Class A unitholders	(55,466)	(81,083)
Distributions to OCGH unitholders	(155,391)	(272,462)
Contributions from non-controlling interests	4,000	—
Distributions to non-controlling interests	(3,096)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	3,035,701	4,292,002
Distributions to non-controlling interests	(3,436,558)	(3,191,065)
Proceeds from debt obligations issued by CLOs	401,372	996,802
Payment of debt issuance costs	(9,108)	(12,871)
Borrowings on credit facilities	3,527,603	3,880,392
Repayments on credit facilities	(2,580,453)	(2,771,765)
Net cash provided by financing activities	724,314	2,857,953
Effect of exchange rate changes on cash	(25,239)	58,505
Net increase (decrease) in cash and cash-equivalents	(614,198)	740,015
Cash and cash-equivalents, beginning balance	3,348,494	2,637,665
Cash and cash-equivalents, ending balance	$2,734,296	$3,377,680

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2014	43,764	109,089	$536,431	$11,378	$(1,070)	$1,265,961	$27,430	$1,840,130
Activity for the six months ended June 30, 2015:
Issuance of Class A units	4,608	—	237,820	—	—	—	—	237,820
Issuance of Class B units	—	1,151	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(78)	—	—	—	—	—	—
Cancellation of Class B units	—	(4,702)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(237,820)	—	—	—	—	(237,820)
Deferred tax effect resulting from the purchase of OCGH units	—	—	11,025	—	—	—	—	11,025
Repurchase and cancellation of OCGH units	—	—	—	—	—	(4,290)	—	(4,290)
Capital contributions	—	—	—	—	—	4,000	2,880	6,880
Equity reallocation between controlling and non-controlling interests	—	—	45,202	—	—	(45,202)	—	—
Capital increase related to equity-based compensation	—	—	8,155	—	—	18,503	—	26,658
Distributions declared	—	—	—	(55,466)	—	(158,487)	(1,326)	(215,279)
Net income	—	—	—	58,067	—	163,610	2,096	223,773
Foreign currency translation adjustment, net of tax	—	—	—	—	(294)	(834)	—	(1,128)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	91	192	—	283
Unitholders’ capital as of June 30, 2015	48,372	105,460	$600,813	$13,979	$(1,273)	$1,243,453	$31,080	$1,888,052

Unitholders’ capital as of December 31, 2013	38,473	112,584	$590,236	$(114,905)	$(1,122)	$1,234,169	$—	$1,708,378
Activity for the six months ended June 30, 2014:
Issuance of Class A units	5,007	—	296,650	—	—	—	—	296,650
Issuance of Class B units	—	1,690	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(32)	—	—	—	—	—	—
Cancellation of Class B units	—	(5,045)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(296,400)	—	—	—	—	(296,400)
Deferred tax effect resulting from the purchase of OCGH units	—	—	14,122	—	—	—	—	14,122
Repurchase and cancellation of OCGH units	—	—	—	—	—	(2,055)	—	(2,055)
Capital contributions	—	—	—	—	—	—	46,109	46,109
Equity reallocation between controlling and non-controlling interests	—	—	49,116	—	—	(49,116)	—	—
Capital increase related to equity-based compensation	—	—	5,380	—	—	14,289	—	19,669
Distributions declared	—	—	(81,083)	—	—	(272,462)	—	(353,545)
Net income	—	—	—	82,980	—	255,371	931	339,282
Foreign currency translation adjustment, net of tax	—	—	—	—	15	65	—	80
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	163	359	—	522
Unitholders’ capital as of June 30, 2014	43,480	109,197	$578,021	$(31,925)	$(944)	$1,180,620	$47,040	$1,772,812

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015
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
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company is owned by its Class A and Class B unitholders. Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the Company’s senior executives, current and former employees and certain other investors (the “OCGH unitholders”). The Company’s operations are conducted through a group of operating entities collectively referred to as the Oaktree Operating Group. OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. Class A units are entitled to one vote per unit. Class B units are entitled to ten votes per unit and do not represent an economic interest in the Company. The number of Class B units held by OCGH increases or decreases in response to corresponding changes in OCGH’s economic interest in the Oaktree Operating Group; consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements.
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
Reclassifications
Certain amounts reported in the condensed consolidated statements of cash flows in the prior period have been reclassified to conform to the current-period presentation.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies of the Company
Consolidation
The Company consolidates those entities where it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As of June 30, 2015, this included eight VIEs for which the Company was considered the primary beneficiary, and substantially all of Oaktree’s closed-end, commingled open-end and evergreen funds for which the Company acts as the sole general partner and is deemed to control through a voting interest model.
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
While the Company holds variable interests in the Oaktree funds, most of those funds do not meet the characteristics of a VIE. As of June 30, 2015, the Company consolidated eight VIEs for which it was the primary beneficiary, including Oaktree AIF Holdings, Inc. (“AIF”), which was formed to hold certain assets for regulatory and other purposes. The seven remaining VIEs represented CLOs for which the Company acts as collateral manager. Three of the CLOs had not priced as of June 30, 2015. As of December 31, 2014, the Company consolidated six VIEs. There were no VIEs for which the Company was not the primary beneficiary as of June 30, 2015 and December 31, 2014.
As of June 30, 2015, the Company consolidated seven CLOs with total assets and liabilities of $2.4 billion and $2.1 billion, respectively. The assets and liabilities, respectively, of the CLOs primarily consisted of investments in debt securities and debt obligations issued by the CLOs. The debt obligations issued by each CLO were collateralized by the same CLO’s investments, and assets of one CLO may not be used to satisfy liabilities of another. In exchange for managing the collateral of the CLOs, the Company typically earns management fees and may earn performance fees, both of which are eliminated in consolidation. As of June 30, 2015, the Company had invested an aggregate $209.8 million in its CLOs, which represented its maximum risk of loss as of that date. The Company’s investments are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Investors in the CLOs have no recourse against the Company for any losses they sustain. Please see note 7 for more information on CLO debt obligations.
Voting Interest Model. For entities that are not VIEs, the Company evaluates those entities that it controls through a majority voting interest, including those Oaktree funds in which the Company as the sole general partner

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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
Non-controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries reflect the portion of unitholders’ capital attributable to OCGH unitholders (“OCGH non-controlling interest”), certain related parties and third parties. All non-controlling interests in consolidated subsidiaries are attributed a share of income or loss in the respective consolidated subsidiary based on the relative economic interests of the OCGH unitholders, related parties or third parties after consideration of contractual arrangements that govern allocations of income or loss. Please see note 9 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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
The Company's identifiable intangible assets acquired in business combinations primarily consist of contractual rights to earn future management fees and incentive income. Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to seven years, and are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being valued by the investment or valuation teams. With the exception of open-end funds, all unquoted Level III investment values are reviewed and approved by (i) the Company’s valuation officer, who is independent of the investment teams, (ii) a designated investment professional of each strategy and (iii) for a substantial majority of unquoted Level III holdings as measured by market value, a valuation committee for such strategy.  For open-end funds, unquoted Level III investment values are reviewed and approved by the Company’s valuation officer. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company periodically evaluates changes in fair-value measurements for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
Certain assets are valued using prices obtained from brokers or pricing vendors. The Company obtains an average of one to two broker quotes. The Company seeks to obtain at least one quote directly from a broker making a market for the asset and one price from a pricing vendor for the specific or similar securities. These investments may be classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. The Company evaluates the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from brokers and pricing vendors against actual prices received in transactions. In addition to on-going monitoring and back-testing, the Company performs due diligence procedures over pricing vendors to understand their methodology and controls to support their use in the valuation process.
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
In addition, the Company has elected the fair value option for the assets of its CLOs. Assets of the CLOs are included in investments, at fair value and liabilities of the CLOs are reflected in debt obligations of CLOs in the condensed consolidated statements of financial condition. The Company’s accounting for CLOs is similar to its accounting for closed-end funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. Realized gains or losses and changes in the fair value of consolidated CLO assets are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments, respectively, in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income. CLOs’ interest expense and other expenses are included in interest expense and consolidated fund expenses, respectively, in the condensed consolidated statements of operations.
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
June 30, 2015
($ in thousands, except where noted)

statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
Non-publicly traded debt and equity securities and other securities or instruments for which reliable market quotations are not available are valued by management using valuation methodologies applied on a consistent basis. These securities may initially be valued at the acquisition price as the best indicator of fair value. The Company reviews the significant unobservable inputs, valuations of comparable investments and other similar transactions for investments valued at acquisition price to determine whether another valuation methodology should be utilized. Subsequent valuations will depend on the facts and circumstances known as of the valuation date and the application of valuation methodologies as further described below under “—Non-publicly Traded Equity and Real Estate Investments.” The fair value may also be based on a pending transaction expected to close after the valuation date.
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
June 30, 2015
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

In May 2014, the FASB and International Accounting Standards Board issued converged guidance on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis, eliminates an entity’s ability to recognize revenue if there is risk of significant reversal, and requires enhanced disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue. On July 9, 2015, the FASB delayed the effective date of the guidance by one year. The guidance will be effective for the Company in the first quarter of 2018 on either a full or modified retrospective basis, with early adoption permitted no earlier than the original effective date, or the first quarter of 2017. The Company is currently evaluating the effect that adoption will have on its condensed consolidated financial statements.
3. BUSINESS COMBINATIONS
In August 2014, the Company completed its acquisition of the Highstar Capital team and certain Highstar entities (collectively, “Highstar”) for $31.4 million in cash, 100,595 fully-vested OCGH units and contingent consideration of up to $60.0 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree’s condensed consolidated financial statements, resulted in $50.8 million of goodwill, $28.0 million of identifiable intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV (“HS IV”), and $72.2 million of non-controlling interests in certain acquired subsidiaries that principally relate to investments in HS IV. Effective August 2014, the Company consolidated the financial position and results of operations of the controlled Highstar entities, including HS IV, and accounted for this transaction as a business combination. Please see notes 10 and 13 for more information regarding the contingent consideration liability.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

4. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
United States:
Debt securities:
Consumer discretionary	$3,442,732	$3,173,576	7.1%	6.8%
Consumer staples	752,278	692,890	1.5	1.5
Energy	1,250,106	1,028,317	2.6	2.2
Financials	1,198,578	805,337	2.5	1.7
Government	127,194	140,053	0.3	0.3
Health care	1,213,421	1,010,462	2.5	2.2
Industrials	1,830,943	1,795,909	3.8	3.9
Information technology	1,277,136	1,167,635	2.6	2.5
Materials	1,466,542	1,288,947	3.0	2.8
Telecommunication services	449,576	372,457	0.9	0.8
Utilities	809,833	1,409,408	1.7	3.0
Total debt securities (cost: $14,883,759 and $13,611,109 as of June 30, 2015 and December 31, 2014, respectively)	13,818,339	12,884,991	28.5	27.7
Equity securities:
Consumer discretionary	2,187,390	2,475,318	4.5	5.3
Consumer staples	846,003	530,305	1.7	1.1
Energy	1,373,804	1,756,480	2.8	3.8
Financials	7,811,587	7,720,904	16.1	16.6
Health care	223,218	224,705	0.5	0.5
Industrials	2,418,737	2,970,356	5.0	6.4
Information technology	71,428	176,097	0.1	0.4
Materials	1,060,419	1,207,523	2.2	2.6
Telecommunication services	23,182	21,616	0.0	0.0
Utilities	894,671	329,175	1.8	0.7
Total equity securities (cost: $13,848,518 and $13,911,333 as of June 30, 2015 and December 31, 2014, respectively)	16,910,439	17,412,479	34.7	37.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Europe:
Debt securities:
Consumer discretionary	$1,363,663	$1,371,689	2.8%	3.0%
Consumer staples	243,992	242,513	0.5	0.5
Energy	316,277	370,456	0.7	0.8
Financials	777,729	803,468	1.6	1.7
Government	19,833	—	0.0	—
Health care	191,938	147,661	0.4	0.3
Industrials	315,754	344,642	0.6	0.7
Information technology	41,650	41,960	0.1	0.1
Materials	401,775	421,327	0.8	0.9
Telecommunication services	220,463	142,322	0.5	0.3
Utilities	7,427	24,668	0.0	0.1
Total debt securities (cost: $4,123,075 and $3,803,751 as of June 30, 2015 and December 31, 2014, respectively)	3,900,501	3,910,706	8.0	8.4
Equity securities:
Consumer discretionary	240,288	311,847	0.5	0.7
Consumer staples	141,174	59,628	0.3	0.1
Energy	29,607	92,416	0.1	0.2
Financials	6,292,496	4,760,386	12.9	10.2
Government	—	635	—	0.0
Health care	74,510	52,887	0.2	0.1
Industrials	1,433,125	1,226,825	2.9	2.6
Information technology	14,363	1,190	0.0	0.0
Materials	481,237	398,559	1.0	0.9
Telecommunication services	22,330	—	0.0	—
Utilities	194,307	—	0.3	—
Total equity securities (cost: $7,215,300 and $5,884,950 as of June 30, 2015 and December 31, 2014, respectively)	8,923,437	6,904,373	18.2	14.8
Asia and other:
Debt securities:
Consumer discretionary	117,142	140,732	0.2	0.3
Consumer staples	3,228	7,927	0.0	0.0
Energy	250,048	217,299	0.5	0.5
Financials	21,890	18,935	0.0	0.0
Government	13,335	50,073	0.0	0.1
Health care	81,010	48,977	0.2	0.1
Industrials	295,322	420,323	0.6	0.9
Information technology	27,545	23,555	0.1	0.1
Materials	269,744	252,965	0.6	0.6
Telecommunication services	705	—	0.0	—
Utilities	9,242	9,113	0.0	0.0
Total debt securities (cost: $1,055,818 and $1,168,453 as of June 30, 2015 and December 31, 2014, respectively)	1,089,211	1,189,899	2.2	2.6

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Asia and other:
Equity securities:
Consumer discretionary	$863,285	$664,077	1.8%	1.4%
Consumer staples	75,427	113,471	0.2	0.2
Energy	373,302	298,040	0.8	0.6
Financials	853,575	1,518,532	1.8	3.3
Health care	23,476	22,899	0.0	0.1
Industrials	1,087,708	937,455	2.2	2.0
Information technology	323,882	322,592	0.7	0.7
Materials	135,170	145,657	0.3	0.3
Telecommunication services	85,521	39,244	0.2	0.1
Utilities	182,601	169,384	0.4	0.4
Total equity securities (cost: $3,714,749 and $3,393,453 as of June 30, 2015 and December 31, 2014, respectively)	4,003,947	4,231,351	8.4	9.1
Total debt securities	18,808,051	17,985,596	38.7	38.7
Total equity securities	29,837,823	28,548,203	61.3	61.3
Total investments, at fair value	$48,645,874	$46,533,799	100.0%	100.0%
Securities Sold Short:
Debt securities (proceeds: $2,108 and $0 as of June 30, 2015 and December 31, 2014, respectively)	$(2,168)	$—
Equity securities (proceeds: $128,060 and $70,760 as of June 30, 2015 and December 31, 2014, respectively)	(119,492)	(64,438)
Total securities sold short, at fair value	$(121,660)	$(64,438)
As of June 30, 2015 and December 31, 2014, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended June 30,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$707,427	$(1,018,970)	$521,367	$724,377
Foreign currency forward contracts (1)	175,334	(339,448)	(37,212)	(4,095)
Total-return, credit-default and interest-rate swaps (1)	(2,248)	(56,008)	44,017	(20,983)
Options and futures (1)	(21,778)	(5,150)	(13,994)	3,865
Swaptions (1)(2)	(1,187)	1,191	—	(3,274)
Total	$857,548	$(1,418,385)	$514,178	$699,890

	Six Months Ended June 30,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$875,226	$(461,655)	$1,239,490	$1,499,699
Foreign currency forward contracts (1)	471,310	(319,064)	(94,188)	(4,263)
Total-return, credit-default and interest-rate swaps (1)	(7,174)	(116,226)	43,915	(13,564)
Options and futures (1)	(3,977)	(16,299)	(20,888)	(6,192)
Swaptions (1)(2)	(3,007)	2,342	—	(5,312)
Total	$1,332,378	$(910,902)	$1,168,329	$1,470,368

(1)	Please see note 6 for additional information.

(2)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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

	As of June 30, 2015				As of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury securities (1)	$681,197	$—	$—	$681,197	$655,529	$—	$—	$655,529
Corporate investments	—	18,115	—	18,115	23,660	17,154	—	40,814
Forward currency contracts (2)	—	21,485	—	21,485	—	24,499	—	24,499
Total assets	$681,197	$39,600	$—	$720,797	$679,189	$41,653	$—	$720,842

Liabilities
Contingent consideration (3)	$—	$—	$(28,746)	$(28,746)	$—	$—	$(27,245)	$(27,245)
Forward currency contracts (3)	—	(1,839)	—	(1,839)	—	(3,439)	—	(3,439)
Interest-rate swaps (3)	—	(2,034)	—	(2,034)	—	(2,317)	—	(2,317)
Total liabilities	$—	$(3,873)	$(28,746)	$(32,619)	$—	$(5,756)	$(27,245)	$(33,001)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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

	As of June 30, 2015				As of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$8,581,654	$1,399,277	$9,980,931	$—	$8,135,722	$1,555,656	$9,691,378
Corporate debt – all other	5,654	5,906,092	2,915,374	8,827,120	4,039	5,539,518	2,750,661	8,294,218
Equities – common stock	5,805,336	311,086	9,703,009	15,819,431	6,042,583	505,459	9,044,579	15,592,621
Equities – preferred stock	1,884	—	1,659,738	1,661,622	3,148	—	1,320,752	1,323,900
Real estate	—	—	9,572,902	9,572,902	—	—	9,216,056	9,216,056
Real estate loan portfolios	—	—	2,779,472	2,779,472	—	—	2,399,105	2,399,105
Other	—	—	4,396	4,396	945	—	15,576	16,521
Total investments	5,812,874	14,798,832	28,034,168	48,645,874	6,050,715	14,180,699	26,302,385	46,533,799
Derivatives:
Forward currency contracts	—	70,550	—	70,550	—	254,929	—	254,929
Swaps	—	7,296	—	7,296	—	4,217	—	4,217
Options and futures	2,697	22,300	—	24,997	—	36,568	—	36,568
Swaptions	—	114	—	114	—	483	—	483
Total derivatives	2,697	100,260	—	102,957	—	296,197	—	296,197
Total assets	$5,815,571	$14,899,092	$28,034,168	$48,748,831	$6,050,715	$14,476,896	$26,302,385	$46,829,996

Liabilities
Securities sold short:
Debt securities	$—	$(2,168)	$—	$(2,168)	$—	$—	$—	$—
Equity securities	(117,666)	(1,826)	—	(119,492)	(64,438)	—	—	(64,438)
Total securities sold short	(117,666)	(3,994)	—	(121,660)	(64,438)	—	—	(64,438)
Derivatives:
Forward currency contracts	—	(174,400)	—	(174,400)	—	(54,663)	—	(54,663)
Swaps	—	(291,904)	(8,644)	(300,548)	—	(172,672)	(10,687)	(183,359)
Options and futures	(178)	(5,634)	—	(5,812)	(11,051)	(3,918)	—	(14,969)
Swaptions	—	—	—	—	—	(518)	—	(518)
Total derivatives	(178)	(471,938)	(8,644)	(480,760)	(11,051)	(231,771)	(10,687)	(253,509)
Total liabilities	$(117,844)	$(475,932)	$(8,644)	$(602,420)	$(75,489)	$(231,771)	$(10,687)	$(317,947)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Three Months Ended June 30, 2015:
Beginning balance	$1,573,508	$2,772,859	$10,156,394	$1,381,135	$9,728,967	$2,406,252	$(6,988)	$3,576	$28,015,703
Transfers into Level III	9,598	17,208	50,976	11,199	—	—	—	—	88,981
Transfers out of Level III	(42,396)	(78,250)	(523,407)	(20,382)	—	—	—	—	(664,435)
Purchases	42,721	314,898	341,691	147,396	658,056	476,637	—	—	1,981,399
Sales	(185,407)	(84,407)	(349,498)	(2,760)	(890,418)	(213,495)	—	—	(1,725,985)
Realized gains (losses), net	10,604	(35,773)	73,211	(1,153)	432,658	67,817	—	—	547,364
Unrealized appreciation (depreciation), net	(9,351)	8,839	(46,358)	144,303	(356,361)	42,261	(1,656)	820	(217,503)
Ending balance	$1,399,277	$2,915,374	$9,703,009	$1,659,738	$9,572,902	$2,779,472	$(8,644)	$4,396	$28,025,524
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(12,235)	$(76,879)	$(12,504)	$1,253	$(335,645)	$27,778	$(225)	$820	$(407,637)
Three Months Ended June 30, 2014:
Beginning balance	$2,584,354	$2,067,344	$7,613,726	$1,145,630	$6,976,625	$2,413,412	$(2,902)	$14,681	$22,812,870
Transfers into Level III	91,377	162,396	—	—	126,815	—	—	—	380,588
Transfers out of Level III	(576,732)	(12,505)	(153,277)	(2,695)	—	—	—	—	(745,209)
Purchases	149,281	155,312	721,381	32,180	892,583	413,728	—	—	2,364,465
Sales	(332,258)	(72,245)	(43,730)	(26,898)	(275,465)	(364,698)	—	—	(1,115,294)
Realized gains (losses), net	61,332	3,536	6,034	(16,057)	43,922	30,579	—	—	129,346
Unrealized appreciation (depreciation), net	(32,963)	42,670	190,487	68,556	256,090	23,806	3,738	206	552,590
Ending balance	$1,944,391	$2,346,508	$8,334,621	$1,200,716	$8,020,570	$2,516,827	$836	$14,887	$24,379,356
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$66,167	$30,659	$204,821	$40,813	$300,342	$17,597	$(1,248)	$173	$659,324

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Six Months Ended June 30, 2015:
Beginning balance	$1,555,656	$2,750,661	$9,056,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$3,576	$26,291,698
Transfers into Level III	116,533	17,208	377,563	15,835	—	—	—	—	527,139
Transfers out of Level III	(145,998)	(110,084)	(523,423)	(32,583)	—	—	—	—	(812,088)
Purchases	224,751	566,463	1,194,127	205,128	949,574	605,915	—	—	3,745,958
Sales	(340,767)	(163,351)	(442,219)	(54,947)	(985,355)	(303,387)	—	—	(2,290,026)
Realized gains (losses), net	25,407	(32,499)	(66,126)	37,384	479,057	98,628	—	—	541,851
Unrealized appreciation (depreciation), net	(36,305)	(113,024)	106,508	168,169	(86,430)	(20,789)	2,043	820	20,992
Ending balance	$1,399,277	$2,915,374	$9,703,009	$1,659,738	$9,572,902	$2,779,472	$(8,644)	$4,396	$28,025,524
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(17,619)	$(43,928)	$192,837	$109,462	$92,476	$(35,272)	$2,043	$820	$300,819
Six Months Ended June 30, 2014:
Beginning balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Transfers into Level III	812,821	162,546	424,682	—	128,577	—	—	—	1,528,626
Transfers out of Level III	(1,548,747)	(18,871)	(493,348)	(6,544)	(90,896)	—	—	—	(2,158,406)
Purchases	404,224	279,296	1,521,509	176,697	1,693,378	650,412	—	1,000	4,726,516
Sales	(607,003)	(609,238)	(317,313)	(68,278)	(577,800)	(650,037)	—	—	(2,829,669)
Realized gains (losses), net	105,476	119,038	65,410	(16,085)	96,125	57,439	—	—	427,403
Unrealized appreciation (depreciation), net	(31,817)	(18,442)	433,666	195,155	549,892	89,572	836	179	1,219,041
Ending balance	$1,944,391	$2,346,508	$8,334,621	$1,200,716	$8,020,570	$2,516,827	$836	$14,887	$24,379,356
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$41,435	$79,614	$559,032	$181,909	$598,517	$89,572	$836	$178	$1,551,093

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
There were no transfers between Level I and Level II positions for the three and six months ended June 30, 2015. Transfers between Level I and Level II positions for the three and six months ended June 30, 2014 included $104.4 million and $739.7 million, respectively, from Level II to Level I due to the removal of discounts on three exchange-traded common equity investments upon the expiration of lockup periods and increased trading volume for one exchange-traded common equity investment.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2015:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$204,890	Discounted cash flow (1)	Discount rate	5% – 12%	11%
	483,130	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 8x	6x
	94,281	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	82,023	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	528,940	Discounted cash flow (1)	Discount rate	7% – 14%	11%
	245,515	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	250,164	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	96,267	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	192,524	Discounted cash flow (1)	Discount rate	5% – 15%	12%
	198,564	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	10% – 14%	12%
	4,345	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 6x	6x
	83,263	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.0x – 1.1x	1x
	38,790	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	17,804	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	353,524	Discounted cash flow (1)	Discount rate	11% – 13%	12%
	212,223	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 10x	7x
Other:	552,278	Discounted cash flow (1)	Discount rate	5% – 14%	12%
	165,819	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 8x	8x
	168,994	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	37,329	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	295,340	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
Energy:	37,130	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	800,801	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 16x	13x

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

	$64,531	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	43,265	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	186,091	Other	Not applicable	Not applicable	Not applicable
Financials:	977,495	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.4x	1.1x
	200,116	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	153,886	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	2,027,904	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 11x	8x
	2,082,863	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	344,118	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	259,734	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	1,094,430	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 10x	8x
	207,692	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	132,194	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	8% – 10%	9%
	2,027,095	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 11x	8x
	314,016	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	163,050	Recent market information (6)	Quoted prices / discount	0% – 5%	0%
	246,336	Other	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	3,875,135	Discounted cash flow (1)(7)	Discount rate	6% – 44%	13%
			Terminal capitalization rate	5% – 10%	7%
			Direct capitalization rate	5% – 10%	7%
			Net operating income growth rate	0% – 47%	11%
			Absorption rate	21% – 50%	39%
	217,427	Market approach (comparable companies) (2)	Earnings multiple (3)	10x – 12x	12x
	947,359	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.8x	1.6x
	643,885	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	117,524	Recent market information (6) / Market approach (comparable companies) (2)	Quoted prices / discount (discount not applicable) / Earnings multiple (3)	7x – 9x	8x
	2,389,976	Recent market information (6)	Quoted prices / discount	0% – 6%	4%
	1,286,398	Sales approach (8)	Market transactions	Not applicable	Not applicable
	95,198	Other	Not applicable	Not applicable	Not applicable
Real estate loan portfolios:
	2,003,132	Discounted cash flow (1)(7)	Discount rate	8% – 20%	13%
	776,340	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other	4,396
Total Level III investments	$28,025,524

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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
June 30, 2015
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
June 30, 2015
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
During the six months ended June 30, 2015, the valuation technique for eight Level III investments changed: (a) three credit-oriented investments and one equity investment changed from a market approach based on comparable companies to a market approach based on the value of underlying assets as a result of an increased focus on the value of the company’s physical assets, (b) one credit-oriented investment changed from a market approach based on comparable companies to a valuation based on recent market information due to increased availability of broker quotations, (c) one credit-oriented investment changed from a valuation technique that used both a discounted cash flow and sales approach to an approach based solely on a discounted cash flow technique due to a decreased focus on the value of the issuer’s assets, (d) one real estate-oriented investment changed from a valuation based on a market approach to a discounted cash flow as a result of the stabilization of the underlying property and (e) one real estate-oriented investment changed from a valuation based on a discounted cash flow to a sales approach as a result of receiving offers from potential buyers.
During the six months ended June 30, 2014, the valuation technique for four Level III investments changed: (a) one equity security and one credit-oriented security changed from a valuation based on then-recent market information to a market approach based on comparable companies, because the investee underwent a restructuring and its securities are no longer traded, and (b) one equity security and one credit-oriented security changed from a valuation based on a discounted cash flow to a market approach based on comparable companies as a result of the stabilization of the underlying investments.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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
As of June 30, 2015 and December 31, 2014, the Company had outstanding two interest-rate swaps that were designated to hedge the interest rate risk covering up to $165.0 million and $180.0 million, respectively, of the $250.0 million variable-rate bank term loan.  The swaps, which had aggregate designated notional values of $333.8 million and $348.8 million as of June 30, 2015 and December 31, 2014, respectively, expire through January 2017. As of June 30, 2015, the hedges continued to be effective.
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
In February 2014, the Company closed its TRS position resulting in realized gains of $7.1 million, and received $1.4 million in cash at closing. In connection with the launch of a CLO, the Company contributed the $50.0 million cash collateral deposit and $5.7 million of remaining realized gains due from the counterparty under the TRS agreement, and an additional $4.5 million in cash, to the CLO. The CLO purchased the underlying reference securities that were held by the counterparty under the TRS agreement at fair value of $312.9 million plus $1.0 million of interest receivable. The CLO paid $258.2 million in cash, net of the $50.0 million cash collateral deposit and $5.7 million of realized gains due from the counterparty under the TRS agreement. The CLO was funded with the Company’s $60.2 million in aggregate contributions and net proceeds of $450.0 million in cash from the issuance of $456.0 million in senior secured notes to a third party, net of $6.0 million in debt issuance costs. Please see note 7 for more information regarding the debt obligations of the CLOs.
Freestanding derivatives are instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These instruments may include foreign currency exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of forward currency sell contracts consisted of the following:

As of June 30, 2015:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 7/8/15-10/7/16	225,220	$266,360	$251,798	$14,562
USD (buy GBP), expiring 7/31/15-4/29/16	84,866	84,866	82,670	2,196
Japanese Yen, expiring 9/30/15-6/30/16	8,820,600	75,319	72,431	2,888
Total		$426,545	$406,899	$19,646

As of December 31, 2014:
Euro, expiring 1/8/15-12/31/15	206,820	$266,569	$250,789	$15,780
USD (buy GBP), expiring 1/8/15-12/31/15	88,081	88,081	91,485	(3,404)
Japanese Yen, expiring 1/30/15-12/30/15	7,420,600	70,784	62,100	8,684
Total		$425,434	$404,374	$21,060

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Currency Forward Contracts:	2015	2014	2015	2014
General and administrative expenses (1)	$(1,114)	$2,142	$22,841	$1,094

Total-return Swap:
Investment income	$—	$—	$—	$2,554

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction of expenses) reflected in consolidated general and administrative expenses.

As of both June 30, 2015 and December 31, 2014, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
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
The average notional amounts of foreign currency and total-return swap contracts outstanding, respectively, during the six months ended June 30, 2015 were $4.9 billion long and $347.4 million short, and $3.0 billion long and $18.4 million short.
The impact of derivative instruments held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$175,334	$(339,448)	$(37,212)	$(4,095)
Total-return, credit-default and interest-rate swaps	(2,248)	(56,008)	44,017	(20,983)
Options and futures	(21,778)	(5,150)	(13,994)	3,865
Swaptions	(1,187)	1,191	—	(3,274)
Total	$150,121	$(399,415)	$(7,189)	$(24,487)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

	Six Months Ended June 30,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$471,310	$(319,064)	$(94,188)	$(4,263)
Total-return, credit-default and interest-rate swaps	(7,174)	(116,226)	43,915	(13,564)
Options and futures	(3,977)	(16,299)	(20,888)	(6,192)
Swaptions	(3,007)	2,342	—	(5,312)
Total	$457,152	$(449,247)	$(71,161)	$(29,331)
Balance Sheet Offsetting
The Company recognizes all derivatives as assets or liabilities at fair value in its condensed consolidated statements of financial condition. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. The table below sets forth the setoff rights and related arrangements associated with derivative instruments held by the Company. The “gross amounts not offset in statements of financial condition” columns represent derivative instruments that are eligible to be offset in accordance with applicable accounting guidance, but for which management has elected not to offset in the condensed consolidated statements of financial condition.

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2015				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$21,485	$—	$21,485	$3,873	$—	$17,612
Derivative assets of consolidated funds:
Foreign currency forward contracts	70,550	—	70,550	42,836	—	27,714
Total-return, credit-default and interest-rate swaps	7,296	—	7,296	160	—	7,136
Options and futures	24,997	—	24,997	8,401	—	16,596
Swaptions	114	—	114	114	—	—
Subtotal	102,957	—	102,957	51,511	—	51,446
Total	$124,442	$—	$124,442	$55,384	$—	$69,058

Derivative Liabilities:
Foreign currency forward contracts	$(1,839)	$—	$(1,839)	$(1,839)	$—	$—
Interest-rate swaps	(2,034)	—	(2,034)	(2,034)	—	—
Subtotal	(3,873)	—	(3,873)	(3,873)	—	—
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(174,400)	—	(174,400)	(42,836)	(7,642)	(123,922)
Total-return, credit-default and interest-rate swaps	(300,548)	—	(300,548)	(2,880)	(248,672)	(48,996)
Options and futures	(5,812)	—	(5,812)	(5,795)	(17)	—
Subtotal	(480,760)	—	(480,760)	(51,511)	(256,331)	(172,918)
Total	$(484,633)	$—	$(484,633)	$(55,384)	$(256,331)	$(172,918)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

7. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	June 30, 2015	December 31, 2014

$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	$50,000	$50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2019	250,000	250,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
Total remaining principal	$850,000	$850,000
Future scheduled principal payments of debt obligations as of June 30, 2015 were as follows:

Remainder of 2015	$—
2016	100,000
2017	—
2018	—
2019	500,000
Thereafter	250,000
Total	$850,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and credit facility as of June 30, 2015 and December 31, 2014.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $868.4 million and $895.9 million as of June 30, 2015 and December 31, 2014, respectively, utilizing an average borrowing rate of 3.4% and 3.2%, respectively. As of June 30, 2015, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $852.5 million, whereas a 10% decrease would increase the estimated fair value to $885.0 million.
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
June 30, 2015
($ in thousands, except where noted)

to prepay the Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In March 2014, the Company’s subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250.0 million fully-funded term loan (the “Term Loan”) and a $500.0 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250.0 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50.0 billion. As of June 30, 2015, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial maintenance covenants.
Credit Facilities of the Consolidated Funds
Certain consolidated funds maintain revolving credit facilities to fund investments between, or in advance of, capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds’ limited partners, (b) bear an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. Additionally, certain consolidated funds have issued senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value for all periods presented due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and aggregated $3.2 billion and $2.8 billion as of June 30, 2015 and December 31, 2014, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit Agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	June 30, 2015	December 31, 2014
Credit facility (3)	$434,000	$434,000	$435,000	1.45%	11/14/2018	N/A	N/A
Senior variable rate notes (3)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (3)	499,526	499,322	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (3)	402,445	402,422	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	64,500	64,500	$64,500	1.65%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	420,000	420,000	$420,000	1.47%	8/15/2025	N/A	N/A
Senior variable rate notes (3)	84,576	84,399	$86,000	2.10%	8/15/2025	N/A	N/A
Credit facility (3)(4)	10,000	—	$650,000	1.25%	4/11/2017	N/A	N/A
Senior variable rate notes (3)	332,759	332,706	$333,000	1.56%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	76,801	76,648	$78,000	2.30%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	39,154	39,049	$40,000	3.20%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	307,500	—	$307,500	1.55%	2/15/2026	N/A	N/A
Senior variable rate notes (3)	64,815	—	$65,000	2.30%	2/15/2026	N/A	N/A
Senior variable rate notes (3)	36,943	—	$37,500	3.10%	2/15/2026	N/A	N/A
Revolving credit facility	49,381	50,054	$450,000	3.05%	8/14/2015	0.25%	2.00%
Revolving credit facility	N/A	500,000	$500,000	1.60%	6/26/2015	0.25%	N/A
Revolving credit facility	567,146	—	$750,000	1.50%	3/18/2018	0.60%	1.50%
Revolving credit facility	—	800	$55,000	2.00%	12/15/2015	0.35%	2.00%
Revolving credit facility	51,515	—	$110,000	2.00%	11/4/2016	0.30%	2.00%
Revolving credit facility	16,750	—	$50,000	1.50%	1/30/2017	0.25%	1.50%
Euro-denominated revolving credit facility	595,408	650,725	€550,000	1.65%	2/25/2016	0.25%	1.65%
Euro-denominated revolving credit facility	319,824	—	€300,000	2.35%	2/27/2017	0.50%	2.35%
Euro-denominated revolving credit facility	96,364	97,925	€100,000	1.95%	2/2/2016	0.40%	1.95%
Revolving credit facility	50,000	146,000	$221,000	1.65%	9/30/2015	0.25%	N/A
Revolving credit facility	339,486	201,739	$400,000	1.60%	1/16/2017	0.25%	1.60%
Revolving credit facility	52,536	56,697	$61,000	2.95%	3/15/2019	N/A	N/A
Revolving credit facility	80,325	88,000	$95,315	2.75%	12/16/2018	1.00%	N/A
Revolving credit facility	—	2,000	$35,000	1.50%	12/11/2015	0.20%	N/A
Revolving credit facility	207,635	93,943	$250,000	1.60%	9/8/2016	0.25%	2.00%
Revolving credit facility	33,983	—	$40,000	2.25%	3/4/2016	0.30%	1.75%
Credit facility (5)	185,345	214,423	$185,345	1.99%	Various	N/A	N/A
	$5,668,217	$4,704,852

(1)	The facilities bear interest, at the borrower’s option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of June 30, 2015 and December 31, 2014, outstanding standby letters of credit totaled $392,941 and $43,326, respectively.

(3)	The senior variable rate notes and credit facilities are collateralized by the portfolio investments and cash and cash-equivalents of the respective fund.

(4)	The LIBOR margin is 1.25% through October 11, 2015, and 2.50% thereafter.

(5)	The credit facility is collateralized by specific investments of the fund. Of the total balance outstanding, $28.1 million matures in February 2016 and $157.3 million in March 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans held by CLOs that had not priced as of period end. The table below sets forth the outstanding debt obligations of the CLOs for the periods indicated.

	As of June 30, 2015				As of December 31, 2014
	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)	$456,916	$457,278	2.29%	9.8	$456,567	$449,167	2.25%	10.3
Senior secured notes (3)	454,124	455,192	2.48%	11.5	453,821	454,274	2.43%	12.0
Senior secured notes (4)	98,594	97,617	2.62%	3.5	85,776	85,468	2.61%	4.0
Senior secured notes (5)	372,994	371,425	2.26%	12.2	405,018	402,649	2.32%	12.7
Senior secured notes (6)	370,170	372,624	2.46%	12.8	—	—	—	—
Subordinated note (7)	25,500	22,588	N/A	11.5	25,500	25,500	N/A	12.0
Subordinated note (7)	21,727	20,321	N/A	12.2	23,596	23,596	N/A	12.7
Subordinated note (7)	18,384	17,465	N/A	12.8	—	—	—	—
Term loan (8)	100,000	100,000	1.59%	0.4	—	—	—	—
Term loan	—	—	—	—	151,257	151,257	1.24%	1.8
	$1,918,409	$1,914,510			$1,601,535	$1,591,911

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

(5)	The weighted average interest rate is based on EURIBOR plus 2.26%.

(6)	The weighted average interest rate is based on EURIBOR plus 2.27%.

(7)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.

(8)
As of June 30, 2015, the term loan had a total facility capacity of $116.7 million. On July 7, 2015, the facility increased to $325.0 million. The interest rate is based on LIBOR plus 1.40%. The unused commitment fee was 0.10%.

The debt obligations of the CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of June 30, 2015, the fair value of the CLO assets was $2.4 billion and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

Future scheduled principal payments with respect to the debt obligations of the CLOs as of June 30, 2015 were as follows:

Remainder of 2015	$100,000
2016	—
2017	—
2018	98,594
2019	—
Thereafter	1,719,815
Total	$1,918,409

8. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been grossed up in the table below.

	Six Months Ended June 30,
	2015	2014
Beginning balance	$41,681,155	$38,834,831
Contributions	3,309,316	4,418,500
Distributions	(3,711,727)	(3,363,672)
Net income	742,608	2,508,145
Change in distributions payable	544,060	2,673
Change in accrued or deferred contributions	12,267	—
Foreign currency translation and other	(364,239)	(23,819)
Ending balance	$42,213,440	$42,376,658

9. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to OCGH unitholders, or OCGH non-controlling interest, certain related parties and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of June 30, 2015 and December 31, 2014, respectively, OCGH units represented 105,459,544 of the total 153,831,203 Oaktree Operating Group units and 109,088,901 of the total 152,852,620 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,672,925 and $1,640,594 as of June 30, 2015 and December 31, 2014, respectively, the OCGH non-controlling interest was $1,146,877 and $1,170,893. As of June 30, 2015 and December 31, 2014, non-controlling interests attributable to certain related parties and third parties was $96,576 and $95,068, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

The following table sets forth a summary of the net income attributable to the OCGH unitholders' non-controlling interest and to the Class A unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	105,467	109,221	106,813	110,887
Class A unitholders	48,372	43,480	46,727	41,600
Total weighted average units outstanding	153,839	152,701	153,540	152,487
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$54,240	$91,813	$163,006	$255,371
Net income attributable to Class A unitholders	24,878	36,550	70,188	94,232
Oaktree Operating Group net income (1)	$79,118	$128,363	$233,194	$349,603
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$24,878	$36,550	$70,188	$94,232
Non-Operating Group expenses	(626)	(603)	(960)	(885)
Income tax expense of Intermediate Holding Companies	(4,438)	(4,761)	(11,161)	(10,367)
Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980

(1)
Oaktree Operating Group net income attributable to other non-controlling interests for the three and six months ended June 30, 2015, respectively, were $1,269 and $604, and are not reflected in the table above.

The effects of changes in the Company’s ownership interest in the Oaktree Operating Group are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980
Equity reallocation between controlling and non-controlling interests	(559)	18	45,202	49,116
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$19,255	$31,204	$103,269	$132,096

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

10. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980
Weighted average number of Class A units outstanding (basic and diluted)	48,372	43,480	46,727	41,600
Basic and diluted net income per Class A unit	$0.41	$0.72	$1.24	$1.99
Vested OCGH units may be exchangeable on a one-for-one basis into Class A units, subject to certain restrictions. As of June 30, 2015, there were 105,459,544 OCGH units outstanding, which are vested or will vest through March 1, 2025, that may ultimately be exchanged into 105,459,544 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2015 and 2014.
In connection with the August 2014 Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of June 30, 2015, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and six months ended June 30, 2015. Please see note 13 for more information regarding the contingent consideration liability.
11. EQUITY-BASED COMPENSATION
Restricted Unit Awards
During the six months ended June 30, 2015, the Company granted 1,157,492 restricted OCGH units and 7,940 Class A units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.0 years. The grant date fair value of OCGH units awarded during the six months ended June 30, 2015 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. The calculation of compensation expense for all OCGH units awarded during 2015 assumed a forfeiture rate, based on expected employee turnover, of up to 1.5% annually.
As of June 30, 2015, the Company expected to recognize compensation expense on its unvested equity-based awards of $157.7 million over a weighted average recognition period of 4.8 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

A summary of the status of the Company’s unvested equity-based awards as of June 30, 2015 and a summary of changes for the six months then ended are presented below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	19,049	$50.63	5,070,992	$36.21
Granted	7,940	55.75	1,157,492	44.07
Vested	(5,403)	49.88	(1,339,249)	32.15
Forfeited	—	—	(84,173)	35.09
Balance, June 30, 2015	21,586	$52.70	4,805,062	$39.26
As of June 30, 2015, unvested units were expected to vest as follows:

	Number of Units	Weighted Average Remaining Service Term (Years)
Class A units	21,586	2.9
OCGH units	4,805,062	4.8
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
On December 2, 2014, OCGH granted 2,000,000 EVUs to Jay S. Wintrob, the Company’s Chief Executive Officer, subject to a five-year vesting schedule through December 2019. The grant agreement provides Mr. Wintrob with certain liquidity rights in respect of the one-time special distribution that will be settled in OCGH units. The Company accounts for those EVUs subject to such liquidity rights as liability-classified awards. As of June 30, 2015, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding.
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
As of June 30, 2015, the Company expected to recognize $13.8 million of compensation expense on its unvested EVUs over the next 4.5 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
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
Taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company believes that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $3.5 million of previously accrued Operating Group income taxes during the four quarters ending June 30, 2016. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations; however, there can be no assurances as to the ultimate outcomes.
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
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2015.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

not recognized by the Company until it is fixed or determinable. As of June 30, 2015 and December 31, 2014, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,917,356 and $1,915,107, respectively, for which related direct incentive income compensation expense was estimated to be $922,550 and $930,572, respectively.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the August 2014 Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of June 30, 2015, the fair value of the contingent consideration liability was $28.7 million, based on a discount rate of 10%. For the three and six months ended June 30, 2015, respectively, the Company recognized expenses of $0.7 million and $1.5 million associated with changes in the contingent consideration liability. The fair value of the contingent consideration liability is a Level III valuation and was valued using a discounted cash-flow analysis based on a probability-weighted average estimate of achieving certain performance targets, including fundraising and revenue levels. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of June 30, 2015 and December 31, 2014, the Company, generally in the capacity as general partner, had undrawn capital commitments of $444.8 million and $256.0 million, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements that provide for the issuance of letters of credit and revolving loans, and may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of June 30, 2015 and December 31, 2014, the consolidated funds had aggregate potential credit and investment commitments of $1,466.6 million and $1,585.8 million, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. The aggregate amounts guaranteed were not material to the condensed consolidated financial statements as of June 30, 2015 and December 31, 2014.
The majority of the Company’s consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. Certain consolidated funds within the Distressed Debt, Control Investing and Real Estate strategies provide financial support to portfolio companies in accordance with the investment objectives of the consolidated funds. Distressed Debt funds typically invest primarily in the securities of entities that are undergoing, are considered likely to undergo, or have undergone reorganizations under applicable bankruptcy law, or other extraordinary transactions such as debt restructurings, reorganizations and liquidations outside of bankruptcy. Control Investing funds typically seek to obtain control or significant influence primarily in middle-market companies through the purchase of debt at a discount (also known as “distress-for-control”), structured or hybrid investments (such as convertible debt or debt with warrants), or direct equity investments that typically involve situations with an element of distress or dislocation. Real Estate funds generally focus on distressed or similar opportunities primarily in real estate, real estate debt and restructurings, which typically involve value investments, rescue capital and distress-for-control investments. This financial support may be provided pursuant to contractual agreements, typically in the form of follow-on investments, guarantees or financing commitments. Most of the financial support is provided as an inherent part of the ongoing investment operations of the consolidated funds within these strategies and is considered to be

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

provided at the discretion of the Company in its capacity as general partner and investment manager. For the six months ended June 30, 2015, the consolidated funds provided financial support to portfolio companies totaling $282.3 million and $3.0 billion with respect to support pursuant to contractual agreements and at the discretion of the consolidated funds, respectively. The majority of this financial support consisted of the funds’ purchases of investment securities and companies.
14. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and non-consolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $167,659 and $159,264 as of June 30, 2015 and December 31, 2014, respectively, based on a discount rate of 10.0%.

	As of
	June 30, 2015	December 31, 2014
Due from affiliates:
Loans	$34,328	$39,452
Amounts due from non-consolidated funds	1,852	2,525
Payments made on behalf of non-consolidated entities	3,824	3,221
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,738	1,683
Total due from affiliates	$41,742	$46,881
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 12)	$370,949	$308,475
Amounts due to senior executives, certain non-controlling interest holders and employees	327	739
Total due to affiliates	$371,276	$309,214
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of debt and generated interest income of $913 and $783 for the six months ended June 30, 2015 and 2014, respectively.
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
June 30, 2015
($ in thousands, except where noted)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

ANI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Management fees	$185,558	$189,119	$373,608	$377,519
Incentive income	61,148	59,198	214,027	352,074
Investment income	23,365	54,199	76,823	100,679
Total revenues	270,071	302,516	664,458	830,272
Expenses:
Compensation and benefits	(103,761)	(92,638)	(209,615)	(190,832)
Equity-based compensation	(11,901)	(5,111)	(18,924)	(9,094)
Incentive income compensation	(29,554)	(30,147)	(119,656)	(167,975)
General and administrative	(25,972)	(31,131)	(50,322)	(61,693)
Depreciation and amortization	(2,105)	(1,815)	(3,996)	(3,736)
Total expenses	(173,293)	(160,842)	(402,513)	(433,330)
Adjusted net income before interest and other income (expense)	96,778	141,674	261,945	396,942
Interest expense, net of interest income(1)	(8,782)	(6,934)	(17,715)	(13,559)
Other income (expense), net	(2,650)	9	(3,546)	(1,689)
Adjusted net income	$85,346	$134,749	$240,684	$381,694

(1)
Interest income was $1.2 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980
Incentive income (1)	(5,805)	(6,102)	11,573	58,358
Incentive income compensation (1)	5,657	6,112	(17,553)	(40,222)
Equity-based compensation(2)	4,182	5,376	8,865	10,575
Acquisition-related items (3)	1,695	—	3,502	—
Income taxes (4)	5,485	5,761	13,360	13,747
Non-Operating Group expenses(5)	626	603	960	885
Non-controlling interests(5)	53,692	91,813	161,910	255,371
Adjusted net income	$85,346	$134,749	$240,684	$381,694

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended June 30, 2015
	Segment	Adjustments	Consolidated
Management fees (1)	$185,558	$(134,635)	$50,923
Incentive income (1)	61,148	(60,584)	564
Investment income (1)	23,365	(7,671)	15,694
Total expenses (2)	(173,293)	(72,636)	(245,929)
Interest expense, net (3)	(8,782)	(43,960)	(52,742)
Other income (expense), net (4)	(2,650)	5,513	2,863
Other income of consolidated funds (5)	—	(82,526)	(82,526)
Income taxes	—	(5,485)	(5,485)
Net income attributable to non-controlling interests in consolidated funds	—	391,961	391,961
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(55,509)	(55,509)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$85,346	$(65,532)	$19,814
Corporate investments (6)	$1,560,235	$(1,383,557)	$176,678
Total assets (7)	$3,249,492	$51,962,327	$55,211,819

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $4,010 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $54,920, (c) expenses incurred by the Intermediate Holding Companies of $652, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $5,657, (e) acquisition-related items of $1,695, (f) adjustments related to amounts received for contractually reimbursable costs that are included with segment expenses, as compared to being recorded as other income under GAAP of $5,513, (g) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes of $173 and (h) other expenses of $16.

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

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. Of the $1.6 billion, equity-method investments accounted for $1.3 billion.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

	As of or for the Three Months Ended June 30, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$189,119	$(137,559)	$51,560
Incentive income (1)	59,198	(59,198)	—
Investment income (1)	54,199	(49,809)	4,390
Total expenses (2)	(160,842)	(54,543)	(215,385)
Interest expense, net (3)	(6,934)	(18,765)	(25,699)
Other income (expense), net	9	—	9
Other income of consolidated funds (4)	—	1,498,129	1,498,129
Income taxes	—	(5,761)	(5,761)
Net income attributable to non-controlling interests in consolidated funds	—	(1,184,244)	(1,184,244)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(91,813)	(91,813)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$134,749	$(103,563)	$31,186
Corporate investments (5)	$1,468,517	$(1,300,354)	$168,163
Total assets (6)	$2,909,825	$48,340,012	$51,249,837

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2015
	Segment	Adjustments	Consolidated
Management fees (1)	$373,608	$(271,866)	$101,742
Incentive income (1)	214,027	(213,463)	564
Investment income (1)	76,823	(48,447)	28,376
Total expenses (2)	(402,513)	(79,390)	(481,903)
Interest expense, net (3)	(17,715)	(81,596)	(99,311)
Other income (expense), net (4)	(3,546)	11,103	7,557
Other income of consolidated funds (5)	—	1,422,716	1,422,716
Income taxes	—	(13,360)	(13,360)
Net income attributable to non-controlling interests in consolidated funds	—	(744,704)	(744,704)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(163,610)	(163,610)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$240,684	$(182,617)	$58,067
Corporate investments (6)	$1,560,235	$(1,383,557)	$176,678
Total assets (7)	$3,249,492	$51,962,327	$55,211,819

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation charges of $8,605 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $72,430, (c) expenses incurred by the Intermediate Holding Companies of $987, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $17,553, (e) acquisition-related items of $3,502, (f) adjustments related to amounts received for contractually reimbursable costs that are included with segment expenses, as compared to being recorded as other income under GAAP of $11,103, (g) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes of $261 and (h) other expenses of $55.

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

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. Of the $1.6 billion, equity-method investments accounted for $1.3 billion.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$377,519	$(285,528)	$91,991
Incentive income (1)	352,074	(352,074)	—
Investment income (1)	100,679	(91,298)	9,381
Total expenses (2)	(433,330)	(40,374)	(473,704)
Interest expense, net (3)	(13,559)	(36,140)	(49,699)
Other income (expense), net	(1,689)	—	(1,689)
Other income of consolidated funds (4)	—	3,284,894	3,284,894
Income taxes	—	(13,747)	(13,747)
Net income attributable to non-controlling interests in consolidated funds	—	(2,509,076)	(2,509,076)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(255,371)	(255,371)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$381,694	$(298,714)	$82,980
Corporate investments (5)	$1,468,517	$(1,300,354)	$168,163
Total assets (6)	$2,909,825	$48,340,012	$51,249,837

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2015
($ in thousands, except where noted)

16. SUBSEQUENT EVENTS
On July 28, 2015, the Company declared a distribution of $0.50 per Class A unit. This distribution, which is related to the second quarter of 2015, will be paid on August 13, 2015 to Class A unitholders of record as of the close of business on August 10, 2015.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $103 billion in AUM as of June 30, 2015. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over nearly three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has nearly doubled over the past decade, to more than 2,100, including 75 of the 100 largest U.S. pension plans, 39 states in the United States, 425 corporations and/or their pension funds, 371 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 300 other non-U.S. institutional investors. As measured by AUM, 40% of our clients are invested in two or three different investment strategies, and 37% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 17 cities worldwide.
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
Global financial markets were mixed in the second quarter of 2015. U.S. equities reached all-time highs in May, before a sharp sell-off at the end of June, ending the quarter flat. The S&P 500 Index returned 0.3% for the quarter, while European equities and worldwide bond markets generally were down. The aggregate gross return of our closed-end funds for the quarter was approximately zero. Capital inflows drove AUM to a record $103.1 billion as of June 30, 2015. Gross capital raised was $6.3 billion for the second quarter of 2015 and a record $24.0 billion for the trailing twelve months. Of the latter, investment strategies or products developed since the beginning of 2011 accounted for approximately $4.3 billion. Closed-end funds we are currently marketing include Oaktree Mezzanine Fund IV (“Mezz IV”), Oaktree Real Estate Opportunities Fund VII (“ROF VII”), Oaktree Opportunities

Funds X and Xb (“Opps X and Xb”), Oaktree Enhanced Income Fund III, Oaktree Infrastructure Fund, European Capital Solutions Fund and Oaktree European Principal Fund IV (“EPF IV”).
Business Combinations
In August 2014, we completed our acquisition of the Highstar team and certain Highstar entities (collectively, “Highstar”) for $31.4 million in cash, 100,595 fully-vested OCGH units and contingent consideration of up to $60.0 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree’s condensed consolidated financial statements, resulted in $50.8 million of goodwill and $28.0 million of identifiable intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV (“HS IV”). Effective August 2014, we consolidated the financial position and results of operations of the controlled Highstar entities, including HS IV, and accounted for this transaction as a business combination.
Understanding Our Results—Consolidation of Oaktree Funds
GAAP currently requires that we consolidate substantially all of our closed-end, commingled open-end and evergreen funds and CLOs in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests (or, in the case of CLOs, no more than 10% of the total par value). Please see “—Recent Accounting Developments” under note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report for information regarding the recently issued revisions by the Financial Accounting Standards Board to the consolidation guidance. Consolidated funds refer to those funds or CLOs in which we hold a general partner interest that gives us substantive control rights over such funds or for which Oaktree is considered the primary beneficiary of a variable interest entity (“VIE”). With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separate accounts, represented 34% of our AUM as of June 30, 2015, and 27% of our segment management fees for both the three and six months ended June 30, 2015, and 21% and 17% of our segment revenues for the three and six months ended June 30, 2015, respectively.
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
Equity-based Compensation
Equity-based compensation reflects the non-cash charge associated with grants of Class A units, OCGH units and OCGH equity value units (“EVUs”). While our condensed consolidated financial statements include non-cash compensation expense for units granted both before and after our initial public offering, adjusted net income excludes non-cash equity-based compensation expense for units granted before our initial public offering. Additionally, EVUs that are classified as liability awards in the condensed consolidated financial statements are reflected as equity-classified awards in adjusted net income (please see “—Segment and Operating Metrics—Adjusted Net Income” below).
As of June 30, 2015, there was $167.0 million and $124.5 million of unrecognized compensation expense for GAAP and segment reporting purposes, respectively, with the difference primarily representing unit grants made before our initial public offering.  The $167.0 million is expected to be recognized as expense in our GAAP condensed consolidated financial statements over a weighted average vesting period of 4.7 years.  The $124.5 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 4.6 years, as shown below. These amounts are subject to change as a result of future unit grants and possible modifications to award terms or changes in estimated forfeiture rates.
The following table summarizes the estimated amount of equity-based compensation charges to be included in adjusted net income:

Equity-based Compensation Charges Included in ANI	Last Six Months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Estimated charges from grants awarded through June 2015	$17.4	$34.3	$29.6	$17.7	$9.1	$16.4	$124.5
Incentive Income Compensation
Incentive income compensation expense primarily includes compensation directly related to segment incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the segment incentive income, and secondarily includes compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income is not meaningful because of the fact that most segment incentive income is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For a meaningful percentage relationship, please see “—Segment Analysis” below.

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
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, leasehold improvements, an airplane and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. The airplane is depreciated using the straight-line method over its estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives, which range from three to seven years.
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
Investment Income
Investment income represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies. Investment income, as reflected in our condensed consolidated statements of operations, excludes investment income earned by us from our consolidated funds.

Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense. In past years, it has typically reflected the operating results of certain properties that were received as part of a 2010 arbitration award. Beginning in the third quarter of 2014, this line item also included income related to amounts received for contractually reimbursable costs associated with certain arrangements made in connection with the Highstar acquisition.

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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are included with segment expenses, as compared to being recorded as other income under GAAP. In addition, ANI excludes the effect of (a) non-cash equity-based compensation charges related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies and (f) the adjustment for non-controlling interests. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
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
Segment investment income or loss, which for equity-method investments represents our pro-rata share of income or loss, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies, is largely non-cash in nature. By excluding segment investment income or loss, which is not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, as well as distributions from our investments in companies, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
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
Fee-related Earnings
Fee-related earnings is a non-GAAP measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense and non-cash equity-based compensation charges related to unit grants made after our initial public offering. Fee-related earnings is considered baseline because it applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though a significant portion of those expenses is attributable to incentive and investment income, and because it excludes all non-management fee revenue sources (such as earnings from our minority equity interest in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”)). Fee-related earnings is presented before income taxes.
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

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
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

Condensed Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Management fees	$50,923	$51,560	$101,742	$91,991
Incentive income	564	—	564	—
Total revenues	51,487	51,560	102,306	91,991
Expenses:
Compensation and benefits	(107,750)	(92,735)	(217,893)	(191,027)
Equity-based compensation	(16,083)	(10,487)	(27,789)	(19,669)
Incentive income compensation	(35,211)	(36,259)	(102,103)	(127,753)
Total compensation and benefits expense	(159,044)	(139,481)	(347,785)	(338,449)
General and administrative	(33,488)	(31,665)	(40,068)	(63,903)
Depreciation and amortization	(3,107)	(1,815)	(5,999)	(3,736)
Consolidated fund expenses	(50,290)	(42,424)	(88,051)	(67,616)
Total expenses	(245,929)	(215,385)	(481,903)	(473,704)
Other income (loss):
Interest expense	(52,742)	(25,699)	(99,311)	(49,699)
Interest and dividend income	478,311	284,061	1,001,240	646,197
Net realized gain on consolidated funds’ investments	857,548	514,178	1,332,378	1,168,329
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(1,418,385)	699,890	(910,902)	1,470,368
Investment income	15,694	4,390	28,376	9,381
Other income (expense), net	2,863	9	7,557	(1,689)
Total other income (loss)	(116,711)	1,476,829	1,359,338	3,242,887
Income (loss) before income taxes	(311,153)	1,313,004	979,741	2,861,174
Income taxes	(5,485)	(5,761)	(13,360)	(13,747)
Net income (loss)	(316,638)	1,307,243	966,381	2,847,427
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	391,961	(1,184,244)	(744,704)	(2,509,076)
Net income attributable to non-controlling interests in consolidated subsidiaries	(55,509)	(91,813)	(163,610)	(255,371)
Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues
Management Fees
Management fees decreased $0.7 million, or 1.4%, to $50.9 million for the three months ended June 30, 2015, from $51.6 million for the three months ended June 30, 2014. The decrease reflected lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds, partially offset by higher fees earned across non-consolidated funds and accounts. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling interests in consolidated funds and have no impact on the net income attributable to OCG.

Incentive Income
Incentive income was $0.6 million for the three months ended June 30, 2015 and zero for the three months ended June 30, 2014. The current-year income was attributable to the unconsolidated Power Fund II.
Expenses
Compensation and Benefits
Compensation and benefits increased $15.1 million, or 16.3%, to $107.8 million for the three months ended June 30, 2015, from $92.7 million for the three months ended June 30, 2014. The increase primarily reflected growth in headcount, including from the Highstar acquisition. The current and prior-year quarters included a $1.2 million expense and a $2.0 million benefit, respectively, associated with our phantom equity awards, stemming from each period’s equity distribution and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $5.6 million, or 53.3%, to $16.1 million for the three months ended June 30, 2015, from $10.5 million for the three months ended June 30, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $1.1 million, or 3.0%, to $35.2 million for the three months ended June 30, 2015, from $36.3 million for the three months ended June 30, 2014. Incentive income compensation expense declined while segment incentive income increased, primarily due to differences in the applicable compensation percentages.
General and Administrative
General and administrative expense increased $1.8 million, or 5.7%, to $33.5 million for the three months ended June 30, 2015, from $31.7 million for the three months ended June 30, 2014. Because segment investment income earned from our investments in consolidated funds is eliminated in consolidation, gains or losses associated with foreign currency hedges used to economically hedge our non-U.S. dollar denominated investments in consolidated funds are included in general and administrative expense. Excluding the impact of foreign currency-related items, general and administrative expense increased $0.1 million, or 0.3%, to $33.3 million from $33.2 million.
Consolidated Fund Expenses
Consolidated fund expenses increased $7.9 million, or 18.6%, to $50.3 million for the three months ended June 30, 2015, from $42.4 million for the three months ended June 30, 2014. The increase reflected higher professional fees and other costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense increased $27.0 million, or 105.1%, to $52.7 million for the three months ended June 30, 2015, from $25.7 million for the three months ended June 30, 2014. The increase reflected higher outstanding borrowings on the credit facilities of our consolidated funds and debt issued by our CLOs.
Interest and Dividend Income
Interest and dividend income increased $194.2 million, or 68.4%, to $478.3 million for the three months ended June 30, 2015, from $284.1 million for the three months ended June 30, 2014. The increase reflected higher interest income from Distressed Debt and Senior Loan funds, as well as special dividends received from portfolio companies by certain of our closed-end funds in the current-year period.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $343.3 million, or 66.8%, to $857.5 million for the three months ended June 30, 2015, from $514.2 million for the three months ended June 30, 2014. The net realized gain in the current-year period primarily reflected gains by Distressed Debt, European Principal Investing and Real Estate funds. The net realized gain in the prior-year period primarily reflected gains by Principal Investing funds.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a loss of $1,418.4 million for the three months ended June 30, 2015, as compared to a gain of $699.9 million for the three months ended June 30, 2014. Excluding the $343.3 million increase in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a net loss of $560.8 million for the three months ended June 30, 2015, as compared to a net gain of $1,214.1 million for the three months ended June 30, 2014. The net loss in the current-year period primarily reflected losses by Distressed Debt funds. The net gain in the prior-year period primarily reflected gains by Distressed Debt, Principal Investing and Real Estate funds.
Investment Income
Investment income increased $11.3 million, or 256.8%, to $15.7 million for the three months ended June 30, 2015, from $4.4 million for the three months ended June 30, 2014. The increase reflected higher income of $9.2 million from our investments in companies and $2.1 million from our investments in funds. Our one-fifth ownership stake in DoubleLine accounted for investment income of $12.5 million and $10.6 million in the current and prior-year periods, respectively, of which performance fees accounted for $0.6 million and $2.6 million, respectively.
Other Income (Expense), Net
Other income (expense), net was income of $2.9 million for the three months ended June 30, 2015 and income of $9,000 for the three months ended June 30, 2014. The income of $2.9 million in the current-year period primarily reflected amounts received for contractually reimbursable costs associated with the Highstar acquisition, partially offset by losses associated with certain non-operating corporate activities.
Income Taxes
Income taxes decreased $0.3 million, or 5.2%, to $5.5 million for the three months ended June 30, 2015, from $5.8 million for the three months ended June 30, 2014.  The percentage decrease in income taxes was smaller than the 32% decline in income applicable to Class A unitholders, primarily as a result of a higher effective tax rate for the three months ended June 30, 2015. The effective tax rates applicable to Class A unitholders for the three months ended June 30, 2015 and 2014 were 19% and 14%, respectively, resulting from estimated full-year effective rates of 17% and 12%, respectively.  The 19% effective tax rate applicable to Class A unitholders for the three months ended June 30, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted combined with the actual tax expense in the current period on income that cannot be reliably estimated, such as incentive income. We would expect variability between quarters and for the full year because the effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds was a loss of $392.0 million for the three months ended June 30, 2015, as compared to income of $1,184.2 million for the three months ended June 30, 2014. The current-year loss primarily reflected net losses on investments, partially offset by interest and dividend income. The prior-year income primarily reflected net gains on investments and interest and dividend income. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $11.4 million, or 36.5%, to $19.8 million for the three months ended June 30, 2015, from $31.2 million for the three months ended June 30, 2014. The decrease was primarily attributable to lower segment profits, partially offset by a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues
Management Fees
Management fees increased $9.7 million, or 10.5%, to $101.7 million for the six months ended June 30, 2015, from $92.0 million for the six months ended June 30, 2014. The increase primarily reflected higher fees earned across non-consolidated funds and accounts, partially offset by lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling interests in consolidated funds and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income was $0.6 million for the six months ended June 30, 2015 and zero for the six months ended June 30, 2014. The current-year income was attributable to the unconsolidated Power Fund II.
Expenses
Compensation and Benefits
Compensation and benefits increased $26.9 million, or 14.1%, to $217.9 million for the six months ended June 30, 2015, from $191.0 million for the six months ended June 30, 2014. The increase primarily reflected growth in headcount, including the Highstar acquisition. The current and prior-year periods included a $1.6 million expense and a $1.7 million benefit, respectively, associated with our phantom equity awards, stemming from each period’s equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $8.1 million, or 41.1%, to $27.8 million for the six months ended June 30, 2015, from $19.7 million for the six months ended June 30, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $25.7 million, or 20.1%, to $102.1 million for the six months ended June 30, 2015, from $127.8 million for the six months ended June 30, 2014. The percentage decrease was smaller than the corresponding decrease of 39.2% in segment incentive income, primarily due to timing differences associated with the recognition of segment incentive income and incentive income compensation expense, as well as catch-up tax distributions related to incentive interests awarded to certain investment professionals in 2014.
General and Administrative
General and administrative expense decreased $23.8 million, or 37.2%, to $40.1 million for the six months ended June 30, 2015, from $63.9 million for the six months ended June 30, 2014. Because segment investment income earned from our investments in consolidated funds is eliminated in consolidation, gains or losses associated with foreign currency hedges used to economically hedge our non-U.S. dollar denominated investments in consolidated funds are included in general and administrative expense. Excluding the impact of foreign currency-related items, general and administrative expense decreased $0.4 million, or 0.6%, to $64.7 million from $65.1 million.
Consolidated Fund Expenses
Consolidated fund expenses increased $20.5 million, or 30.3%, to $88.1 million for the six months ended June 30, 2015, from $67.6 million for the six months ended June 30, 2014. The increase reflected higher professional fees and other costs related to managing the funds.
Other Income (Loss)
Interest Expense
Interest expense increased $49.6 million, or 99.8%, to $99.3 million for the six months ended June 30, 2015, from $49.7 million for the six months ended June 30, 2014. The increase reflected higher outstanding borrowings on the credit facilities of our consolidated funds and debt issued by our CLOs.

Interest and Dividend Income
Interest and dividend income increased $355.0 million, or 54.9%, to $1,001.2 million for the six months ended June 30, 2015, from $646.2 million for the six months ended June 30, 2014. The increase reflected higher interest income from Distressed Debt and Senior Loan funds, as well as special dividends received from portfolio companies by certain of our closed-end funds in the current-year period.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $164.1 million, or 14.0%, to $1,332.4 million for the six months ended June 30, 2015, from $1,168.3 million for the six months ended June 30, 2014. The net realized gain in the current-year period primarily reflected gains by Distressed Debt, European Principal Investing and Real Estate funds. The net realized gain in the prior-year period primarily reflected gains by Principal Investing and Distressed Debt funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a loss of $910.9 million for the six months ended June 30, 2015, as compared to a gain of $1,470.4 million for the six months ended June 30, 2014. Excluding the $164.1 million increase in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $2,217.2 million, or 84.0%, to $421.5 million for the six months ended June 30, 2015, from $2,638.7 million for the six months ended June 30, 2014. The net gain in the current-year period primarily reflected gains by European Principal Investing and Real Estate funds, partially offset by losses by Distressed Debt funds. The net gain in the prior-year period primarily reflected gains by Distressed Debt, Principal Investing and Real Estate funds.
Investment Income
Investment income increased $19.0 million, or 202.1%, to $28.4 million for the six months ended June 30, 2015, from $9.4 million for the six months ended June 30, 2014. The increase reflected higher income of $15.8 million from our investments in companies and $3.2 million from our investments in funds. DoubleLine accounted for investment income of $27.1 million and $20.2 million in the current and prior-year periods, respectively, of which performance fees accounted for $2.6 million and $4.0 million, respectively.
Other Income (Expense), Net
Other income (expense), net was income of $7.6 million for the six months ended June 30, 2015 and an expense of $1.7 million for the six months ended June 30, 2014. The income of $7.6 million in the current-year period primarily reflected amounts received for contractually reimbursable costs associated with the Highstar acquisition, partially offset by losses associated with certain non-operating corporate activities. The expense of $1.7 million in the prior-year period primarily reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by $1.5 million of income attributable to proceeds received as part of a 2010 arbitration award.
Income Taxes
Income taxes decreased $0.3 million, or 2.2%, to $13.4 million for the six months ended June 30, 2015, from $13.7 million for the six months ended June 30, 2014.  The percentage decrease in income taxes was smaller than the 26% decline in income applicable to Class A unitholders, primarily as a result of a higher effective tax rate for the six months ended June 30, 2015. The effective tax rates applicable to Class A unitholders for the six months ended June 30, 2015 and 2014 were 17% and 12%, respectively.  The 17% effective tax rate applicable to Class A unitholders for the six months ended June 30, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted combined with the actual tax expense in the current period on income that cannot be reliably estimated, such as incentive income. We would expect variability between quarters and for the full year because the effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $1,764.4 million, or 70.3%, to $744.7 million for the six months ended June 30, 2015, from $2,509.1 million for the six months ended June 30, 2014, primarily reflecting lower net gains on investments, partially offset by higher interest and dividend income. These effects are described in more detail under “—Other Income (Loss)” above.

Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $24.9 million, or 30.0%, to $58.1 million for the six months ended June 30, 2015, from $83.0 million for the six months ended June 30, 2014. The decrease was primarily attributable to lower segment profits, partially offset by a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.

Segment Financial Data
The following table presents segment financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment Statements of Operations Data: (1)	2015	2014	2015	2014
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$185,558	$189,119	$373,608	$377,519
Incentive income	61,148	59,198	214,027	352,074
Investment income	23,365	54,199	76,823	100,679
Total revenues	270,071	302,516	664,458	830,272
Expenses:
Compensation and benefits	(103,761)	(92,638)	(209,615)	(190,832)
Equity-based compensation	(11,901)	(5,111)	(18,924)	(9,094)
Incentive income compensation	(29,554)	(30,147)	(119,656)	(167,975)
General and administrative	(25,972)	(31,131)	(50,322)	(61,693)
Depreciation and amortization	(2,105)	(1,815)	(3,996)	(3,736)
Total expenses	(173,293)	(160,842)	(402,513)	(433,330)
Adjusted net income before interest and other income (expense)	96,778	141,674	261,945	396,942
Interest expense, net of interest income (2)	(8,782)	(6,934)	(17,715)	(13,559)
Other income (expense), net	(2,650)	9	(3,546)	(1,689)
Adjusted net income	$85,346	$134,749	$240,684	$381,694

Adjusted net income-OCG	$21,443	$32,719	$59,728	$90,594
Adjusted net income per Class A unit	0.44	0.75	1.28	2.18
Distributable earnings	111,207	116,173	251,715	349,314
Distributable earnings-OCG	28,656	27,782	64,951	83,594
Distributable earnings per Class A unit	0.59	0.64	1.39	2.01
Fee-related earnings	53,720	63,535	109,675	121,258
Fee-related earnings-OCG	16,451	14,601	31,007	27,524
Fee-related earnings per Class A unit	0.34	0.34	0.66	0.66

Weighted average number of Operating Group units outstanding	153,839	152,701	153,540	152,487
Weighted average number of Class A units outstanding	48,372	43,480	46,727	41,600

Operating Metrics:
Assets under management (in millions):
Assets under management	$103,060	$91,089	$103,060	$91,089
Management fee-generating assets under management	78,596	77,781	78,596	77,781
Incentive-creating assets under management	33,860	35,088	33,860	35,088
Uncalled capital commitments	20,141	11,040	20,141	11,040
Accrued incentives (fund level):
Incentives created (fund level)	(64,055)	204,276	201,407	556,650
Incentives created (fund level), net of associated incentive income compensation expense	(36,066)	106,776	100,233	244,108
Accrued incentives (fund level)	1,936,787	2,481,015	1,936,787	2,481,015
Accrued incentives (fund level), net of associated incentive income compensation expense	1,005,785	1,291,920	1,005,785	1,291,920

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

(2)
Interest income was $1.2 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of
	June 30, 2015	March 31, 2015	June 30, 2014
Assets Under Management:	(in millions)
Closed-end funds	$59,014	$56,259	$48,162
Open-end funds	38,813	38,340	37,980
Evergreen funds	5,233	5,304	4,947
Total	$103,060	$99,903	$91,089

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Change in Assets Under Management:	(in millions)
Beginning balance	$99,903	$86,226	$90,831	$83,605
Closed-end funds:
Capital commitments/other (1)	4,741	1,160	14,181	2,243
Distributions for a realization event/other (2)	(1,405)	(1,245)	(3,342)	(3,197)
Uncalled capital commitments at end of investment period	(632)	—	(872)	(146)
Foreign currency translation	249	(46)	(527)	(45)
Change in market value (3)	(209)	1,138	988	2,507
Change in applicable leverage	11	253	383	115
Open-end funds:
Contributions	1,501	3,618	3,211	5,313
Redemptions	(1,189)	(1,291)	(2,618)	(1,870)
Foreign currency translation	134	(21)	(310)	(7)
Change in market value (3)	27	763	1,078	1,676
Evergreen funds:
Contributions or new capital commitments	27	544	231	812
Redemptions or distributions	(115)	(94)	(171)	(108)
Distributions from restructured funds	—	—	(5)	(16)
Foreign currency translation	2	(1)	1	(2)
Change in market value (3)	15	85	1	209
Ending balance	$103,060	$91,089	$103,060	$91,089

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

(2)
These amounts represent distributions for a realization event, tax-related distributions, reductions in the par value of collateral assets and principal cash resulting from the repayment of debt as return of principal by CLOs, and recallable distributions at the end of the investment period.

(3)
The change in market value reflects the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs resulting from other activities.
Management Fee-generating Assets Under Management

	As of
	June 30, 2015	March 31, 2015	June 30, 2014
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$6,108	$6,032	$3,855
Other closed-end funds	30,108	30,614	32,658
Open-end funds	38,731	38,257	37,940
Evergreen funds	3,649	3,594	3,328
Total	$78,596	$78,497	$77,781

	Three Months Ended June 30,		Six Months Ended June 30,
Change in Management Fee-generating Assets Under Management:	2015	2014	2015	2014
	(in millions)
Beginning balance	$78,497	$74,027	$78,079	$71,950
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	114	541	721	1,101
Capital drawn by funds that pay fees based on drawn capital or NAV	203	317	467	424
Change attributable to funds in liquidation (2)	(754)	(603)	(1,615)	(1,501)
Uncalled capital commitments at end of investment period for funds that pay fees based on committed capital	(36)	—	(471)	—
Distributions by funds that pay fees based on NAV/other (3)	(136)	(208)	(245)	(316)
Foreign currency translation	138	(11)	(329)	(27)
Change in market value (4)	(22)	57	(5)	166
Change in applicable leverage	63	244	421	244
Open-end funds:
Contributions	1,501	3,636	3,197	5,316
Redemptions	(1,189)	(1,292)	(2,602)	(1,873)
Foreign currency translation	135	(21)	(309)	(7)
Change in market value	27	762	1,062	1,674
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	168	369	401	566
Redemptions or distributions	(114)	(94)	(155)	(108)
Change in market value	1	57	(21)	172
Ending balance	$78,596	$77,781	$78,596	$77,781

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(3)
These amounts represent distributions by funds that pay fees based on NAV, as well as reductions in the par value of collateral assets and principal cash resulting from the repayment of debt as return of principal by CLOs.

(4)
The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs resulting from other activities.

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees and co-investments that pay no management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	June 30, 2015	March 31, 2015	June 30, 2014
	(in millions)
Assets under management	$103,060	$99,903	$91,089
Difference between assets under management and committed capital or cost basis for applicable closed-end funds (1)	(4,595)	(5,620)	(7,373)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(13,184)	(9,190)	(571)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(4,237)	(4,238)	(3,623)
Oaktree’s general partner investments in management fee-generating funds	(1,200)	(1,200)	(1,118)
Closed-end funds that are no longer paying management fees and co-investments that pay no management fees	(1,032)	(939)	(425)
Funds for which management fees were permanently waived	(216)	(219)	(198)
Management fee-generating assets under management	$78,596	$78,497	$77,781

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below, and reflect the applicable contractual fee rates, exclusive of the impact of special items such as retroactive management fees and the collection of deferred contingent management fees.

	As of
	June 30, 2015	March 31, 2015	June 30, 2014
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.54	1.54	1.55
Open-end funds	0.48	0.47	0.47
Evergreen funds	1.49	1.50	1.57
Overall	0.93	0.94	0.97
Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of June 30, 2015, March 31, 2015 and June 30, 2014, the portion of incentive-creating AUM generating incentives at the fund level was $20.1 billion (or 59.3%), $25.4 billion (73.6%) and $33.5 billion (95.4%), respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	June 30, 2015	March 31, 2015	June 30, 2014
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$31,811	$32,374	$32,789
Evergreen funds	2,049	2,084	2,299
Total	$33,860	$34,458	$35,088
Three Months Ended June 30, 2015
AUM grew $3.2 billion, or 3.2%, to $103.1 billion as of June 30, 2015, from $99.9 billion as of March 31, 2015. The increase reflected $4.7 billion in capital inflows for closed-end funds and a $0.4 billion favorable impact from foreign currency translation, partially offset by $1.4 billion of distributions to closed-end fund investors and $0.6 billion in uncalled capital commitments for closed-end funds at the end of their investment periods. Capital inflows for closed-end funds included $2.3 billion for Opps X and Xb, and $1.3 billion for ROF VII.
Management fee-generating AUM increased $0.1 billion, or 0.1%, to $78.6 billion as of June 30, 2015, from $78.5 billion as of March 31, 2015. The increase reflected $0.4 billion in drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, $0.3 billion from net inflows to open-end funds, a $0.3 billion favorable impact from foreign currency translation and a $0.8 billion decline attributable to closed-end funds in liquidation. As of June 30, 2015, of the $13.0 billion in aggregate potential management fee-generating AUM for Opps X and Xb, ROF VII, Oaktree Power Opportunities Fund IV (“Power Fund IV”), PF VI and Mezz IV, only $168 million from PF VI and Mezz IV had become management fee-generating AUM.
Incentive-creating AUM decreased $0.6 billion, or 1.7%, to $33.9 billion as of June 30, 2015, from $34.5 billion as of March 31, 2015. The decrease reflected the net effect of $0.8 billion in drawdowns by closed-end funds, $1.3 billion in distributions by closed-end funds, $0.3 billion in market-value declines and a $0.2 billion positive impact from foreign currency translation.
Three Months Ended June 30, 2014
AUM grew $4.9 billion, or 5.7%, to $91.1 billion as of June 30, 2014, from $86.2 billion as of March 31, 2014. The increase reflected $2.3 billion of net inflows to open-end funds, $2.0 billion of aggregate market-value gains, and $1.9 billion of capital inflows and fee-generating leverage for closed-end funds, partially offset by $1.2 billion of distributions to closed-end fund investors.

Management fee-generating AUM grew $3.8 billion, or 5.1%, to $77.8 billion as of June 30, 2014, from $74.0 billion as of March 31, 2014. The increase reflected $2.3 billion of net inflows to open-end funds, $0.9 billion of market-value gains in funds for which management fees are based on NAV, $0.9 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, and $0.5 billion for CLOs, partially offset by a $0.6 billion decline attributable to asset sales by closed-end funds in liquidation.
Incentive-creating AUM grew $1.8 billion, or 5.4%, to $35.1 billion as of June 30, 2014, from $33.3 billion as of March 31, 2014. The increase reflected the net effect of $1.9 billion in drawdowns by closed-end funds, $1.1 billion in market-value gains, and $1.2 billion in distributions by closed-end funds.
Six Months Ended June 30, 2015
AUM grew $12.3 billion, or 13.5%, to $103.1 billion as of June 30, 2015, from $90.8 billion as of December 31, 2014. The increase reflected $14.2 billion of capital inflows for closed-end funds, $2.1 billion of market-value gains and $0.6 billion from net inflows to open-end funds, partially offset by $3.3 billion of distributions to closed-end fund investors, $0.9 billion in uncalled capital commitments for closed-end funds at the end of their investment periods and a $0.8 billion negative impact from foreign currency translation. Capital inflows for closed-end funds included $9.4 billion for Opps X and Xb, $1.3 billion for ROF VII and $1.1 billion for Power Fund IV.
Management fee-generating AUM increased $0.5 billion, or 0.6%, to $78.6 billion as of June 30, 2015, from $78.1 billion as of December 31, 2014. The increase reflected $1.3 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, $1.0 billion in market-value gains in funds for which management fees are based on NAV and $0.7 billion attributable to CLOs and capital commitments to closed-end funds, partially offset by a $1.6 billion decline attributable to closed-end funds in liquidation, a $0.6 billion negative impact from foreign currency translation and $0.5 billion in uncalled capital commitments for closed-end funds at the end of their investment periods.
Incentive-creating AUM was $33.9 billion as of June 30, 2015 and December 31, 2014. The six-month period reflected the net effect of $2.1 billion in drawdowns by closed-end funds, $0.7 billion in market-value gains, $2.5 billion in distributions by closed-end funds and a $0.3 billion negative impact from foreign currency translation.
Six Months Ended June 30, 2014
AUM grew $7.5 billion, or 9.0%, to $91.1 billion as of June 30, 2014, from $83.6 billion as of December 31, 2013. The increase reflected $4.4 billion of aggregate market-value gains, $3.4 billion of net inflows to open-end funds, and $3.1 billion of capital inflows and fee-generating leverage to closed-end funds, partially offset by $3.2 billion of distributions to closed-end fund investors.
Management fee-generating AUM grew $5.8 billion, or 8.1%, to $77.8 billion as of June 30, 2014, from $72.0 billion as of December 31, 2013. The increase reflected $3.4 billion of net inflows to open-end funds, $2.0 billion of market-value gains in funds for which management fees are based on NAV, $1.2 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds that pay fees based on drawn capital or NAV, and $1.1 billion for CLOs and capital commitments to closed-end funds, partially offset by a $1.5 billion decline attributable to asset sales by closed-end funds in liquidation.
Incentive-creating AUM grew $2.7 billion, or 8.3%, to $35.1 billion as of June 30, 2014, from $32.4 billion as of December 31, 2013. The increase reflected the net effect of $3.4 billion in drawdowns by closed-end funds, $2.5 billion in market-value gains, and $3.2 billion in distributions by closed-end funds.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2015	2014	2015	2014
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$2,061,990	$2,335,937	$1,949,407	$2,276,439
Incentives created (fund level):
Closed-end funds	(64,685)	197,639	200,772	535,222
Evergreen funds	630	6,637	635	21,428
Total incentives created (fund level)	(64,055)	204,276	201,407	556,650
Less: segment incentive income recognized by us	(61,148)	(59,198)	(214,027)	(352,074)
Ending balance	$1,936,787	$2,481,015	$1,936,787	$2,481,015
Accrued incentives (fund level), net of associated incentive income compensation expense	$1,005,785	$1,291,920	$1,005,785	$1,291,920
As of June 30, 2015 and 2014, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $371.1 million and $475.3 million, respectively, with the remainder arising from funds that as of that date had not yet reached the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of June 30, 2015, $821.9 million, or 81.7%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 35% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended June 30, 2015 and 2014
Incentives created (fund level) was negative $64.1 million for the three months ended June 30, 2015, reflecting negative incentives created (fund level) of $65.6 million among Distressed Debt funds and $59.3 million among Global Principal Investing funds, partially offset by $29.6 million of positive incentives created (fund level) among European Principal Investing funds and $20.9 million among Real Estate funds.
Incentives created (fund level) was $204.3 million for the three months ended June 30, 2014. The $204.3 million of incentives created (fund level) included $131.0 million from Distressed Debt funds and $49.8 million from Real Estate funds.
Six Months Ended June 30, 2015 and 2014
Incentives created (fund level) was $201.4 million for the six months ended June 30, 2015. The $201.4 million of incentives created (fund level) reflected $163.5 million from European Principal Investing funds, $70.0 million from Real Estate funds and $60.6 million from Global Principal funds, partially offset by $126.0 million of negative incentives created (fund level) from Distressed Debt funds.
Incentives created (fund level) was $556.7 million for the six months ended June 30, 2014. The $556.7 million of incentives created (fund level) included $248.8 million from Distressed Debt funds, $204.4 million from Control Investing funds and $73.8 million from Real Estate funds.
Uncalled Capital Commitments
As of June 30, 2015, March 31, 2015 and June 30, 2014, uncalled capital commitments were $20.1 billion, $17.2 billion and $11.0 billion, respectively. Capital drawn by closed-end funds during the three and twelve months ended June 30, 2015 aggregated $1.5 billion and $7.3 billion, respectively, as compared with $2.5 billion and $7.4 billion for the corresponding prior-year periods.

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
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Revenues:
Management fees	$185,558	$189,119	$373,608	$377,519
Incentive income	61,148	59,198	214,027	352,074
Investment income	23,365	54,199	76,823	100,679
Total revenues	270,071	302,516	664,458	830,272
Expenses:
Compensation and benefits	(103,761)	(92,638)	(209,615)	(190,832)
Equity-based compensation	(11,901)	(5,111)	(18,924)	(9,094)
Incentive income compensation	(29,554)	(30,147)	(119,656)	(167,975)
General and administrative	(25,972)	(31,131)	(50,322)	(61,693)
Depreciation and amortization	(2,105)	(1,815)	(3,996)	(3,736)
Total expenses	(173,293)	(160,842)	(402,513)	(433,330)
Adjusted net income before interest and other income (expense)	96,778	141,674	261,945	396,942
Interest expense, net of interest income	(8,782)	(6,934)	(17,715)	(13,559)
Other income (expense), net	(2,650)	9	(3,546)	(1,689)
Adjusted net income	85,346	134,749	240,684	381,694
Adjusted net income attributable to OCGH non-controlling interest	(58,510)	(96,382)	(168,167)	(278,943)
Non-Operating Group expenses	(626)	(603)	(960)	(885)
Adjusted net income-OCG before income taxes	26,210	37,764	71,557	101,866
Income taxes-OCG	(4,767)	(5,045)	(11,829)	(11,272)
Adjusted net income-OCG	$21,443	$32,719	$59,728	$90,594
Adjusted net income per Class A unit	$0.44	$0.75	$1.28	$2.18
Weighted average number of Class A units outstanding	48,372	43,480	46,727	41,600

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Revenues:
Management fees	$185,558	$189,119	$373,608	$377,519
Incentive income	61,148	59,198	214,027	352,074
Receipts of investment income from funds (1)	30,197	22,911	54,158	44,569
Receipts of investment income from companies	8,175	8,601	16,971	18,016
Total distributable earnings revenues	285,078	279,829	658,764	792,178
Expenses:
Compensation and benefits	(103,761)	(92,638)	(209,615)	(190,832)
Incentive income compensation	(29,554)	(30,147)	(119,656)	(167,975)
General and administrative	(25,972)	(31,131)	(50,322)	(61,693)
Depreciation and amortization	(2,105)	(1,815)	(3,996)	(3,736)
Total expenses	(161,392)	(155,731)	(383,589)	(424,236)
Other income (expense):
Interest expense, net of interest income	(8,782)	(6,934)	(17,715)	(13,559)
Operating Group income taxes	(1,047)	(1,000)	(2,199)	(3,380)
Other income (expense), net	(2,650)	9	(3,546)	(1,689)
Distributable earnings	111,207	116,173	251,715	349,314
Distributable earnings attributable to OCGH non-controlling interest	(76,239)	(83,095)	(175,428)	(255,450)
Non-Operating Group expenses	(626)	(603)	(960)	(885)
Distributable earnings-OCG income taxes	(806)	(739)	(1,086)	(1,478)
Tax receivable agreement	(4,880)	(3,954)	(9,290)	(7,907)
Distributable earnings-OCG	$28,656	$27,782	$64,951	$83,594
Distributable earnings per Class A unit	$0.59	$0.64	$1.39	$2.01
Weighted average number of Class A units outstanding	48,372	43,480	46,727	41,600

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Distributable earnings declined $5.0 million, or 4.3%, to $111.2 million for the three months ended June 30, 2015, from $116.2 million for the three months ended June 30, 2014, reflecting a $9.8 million decrease in fee-related earnings, partially offset by a $6.9 million increase in investment income proceeds. For the three months ended June 30, 2015, investment income proceeds totaled $38.4 million, including $30.2 million from fund distributions and $8.2 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $31.5 million, of which $22.9 million and $8.6 million was attributable to fund distributions and DoubleLine, respectively.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Distributable earnings declined $97.6 million, or 27.9%, to $251.7 million for the six months ended June 30, 2015, from $349.3 million for the six months ended June 30, 2014, reflecting decreases of $89.7 million in incentive income, net of incentive income compensation expense (“net incentive income”), and $11.6 million in fee-related earnings, partially offset by an $8.5 million increase in investment income proceeds. For the six months ended June 30, 2015, investment income proceeds totaled $71.1 million, including $54.2 million from fund distributions and $20.6 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $62.6 million, of which $44.6 million and $18.0 million was attributable to fund distributions and DoubleLine, respectively.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Distributable earnings	$111,207	$116,173	$251,715	$349,314
Investment income (1)	23,365	54,199	76,823	100,679
Receipts of investment income from funds (2)	(30,197)	(22,911)	(54,158)	(44,569)
Receipts of investment income from companies	(8,175)	(8,601)	(16,971)	(18,016)
Equity-based compensation (3)	(11,901)	(5,111)	(18,924)	(9,094)
Operating Group income taxes	1,047	1,000	2,199	3,380
Adjusted net income	85,346	134,749	240,684	381,694
Incentive income (4)	5,805	6,102	(11,573)	(58,358)
Incentive income compensation (4)	(5,657)	(6,112)	17,553	40,222
Equity-based compensation (5)	(4,182)	(5,376)	(8,865)	(10,575)
Acquisition-related items (6)	(1,695)	—	(3,502)	—
Income taxes (7)	(5,485)	(5,761)	(13,360)	(13,747)
Non-Operating Group expenses (8)	(626)	(603)	(960)	(885)
Non-controlling interests (8)	(53,692)	(91,813)	(161,910)	(255,371)
Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980

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

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Distributable earnings-OCG (1)	$28,656	$27,782	$64,951	$83,594
Investment income attributable to OCG	7,346	15,433	23,067	27,551
Receipts of investment income from funds attributable to OCG	(9,495)	(6,524)	(16,541)	(12,171)
Receipts of investment income from companies attributable to OCG	(2,570)	(2,449)	(5,157)	(4,904)
Equity-based compensation attributable to OCG (2)	(3,742)	(1,455)	(5,807)	(2,494)
Distributable earnings-OCG income taxes	806	739	1,086	1,478
Tax receivable agreement	4,880	3,954	9,290	7,907
Income taxes of Intermediate Holding Companies	(4,438)	(4,761)	(11,161)	(10,367)
Adjusted net income-OCG (1)	21,443	32,719	59,728	90,594
Incentive income attributable to OCG (3)	1,825	1,738	(3,285)	(15,068)
Incentive income compensation attributable to OCG (3)	(1,778)	(1,740)	5,047	10,340
Equity-based compensation attributable to OCG (4)	(1,315)	(1,531)	(2,692)	(2,886)
Acquisition-related items attributable to OCG (5)	(533)	—	(1,064)	—
Non-controlling interests attributable to OCG (5)	172	—	333	—
Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980

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

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$124,508	$132,256	$254,110	$269,294
Open-end funds	46,577	43,544	91,018	83,198
Evergreen funds	14,473	13,319	28,480	25,027
Total management fees	185,558	189,119	373,608	377,519
Expenses:
Compensation and benefits	(103,761)	(92,638)	(209,615)	(190,832)
General and administrative	(25,972)	(31,131)	(50,322)	(61,693)
Depreciation and amortization	(2,105)	(1,815)	(3,996)	(3,736)
Total expenses	(131,838)	(125,584)	(263,933)	(256,261)
Fee-related earnings	53,720	63,535	109,675	121,258
Fee-related earnings attributable to OCGH non-controlling interest	(36,829)	(45,445)	(76,329)	(88,118)
Non-Operating Group expenses	(652)	(604)	(987)	(886)
Fee-related earnings-OCG before income taxes	16,239	17,486	32,359	32,254
Fee-related earnings-OCG income taxes	212	(2,885)	(1,352)	(4,730)
Fee-related earnings-OCG	$16,451	$14,601	$31,007	$27,524
Fee-related earnings per Class A unit	$0.34	$0.34	$0.66	$0.66
Weighted average number of Class A units outstanding	48,372	43,480	46,727	41,600
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Fee-related earnings decreased $9.8 million, or 15.4%, to $53.7 million for the three months ended June 30, 2015, from $63.5 million for the three months ended June 30, 2014. The decrease reflected $3.5 million of lower management fees, an $11.2 million increase in compensation and benefits, and a $5.1 million decrease in general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.34 per unit for each of the three months ended June 30, 2015 and 2014.
The effective tax rate applicable to fee-related earnings for the three months ended June 30, 2015 and 2014 was -1% and 16%, respectively, resulting from full-year effective tax rates of 4% and 15%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Fee-related earnings decreased $11.6 million, or 9.6%, to $109.7 million for the six months ended June 30, 2015, from $121.3 million for the six months ended June 30, 2014. The decrease reflected $3.9 million of lower management fees, an increase of $18.8 million in compensation and benefits, and a decrease of $11.4 million in general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.66 per unit for each of the six months ended June 30, 2015 and 2014.
The effective tax rate applicable to fee-related earnings for the six months ended June 30, 2015 and 2014 was 4% and 15%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fee-related earnings (1)	$53,720	$63,535	$109,675	$121,258
Incentive income	61,148	59,198	214,027	352,074
Incentive income compensation	(29,554)	(30,147)	(119,656)	(167,975)
Investment income	23,365	54,199	76,823	100,679
Equity-based compensation (2)	(11,901)	(5,111)	(18,924)	(9,094)
Interest expense, net of interest income	(8,782)	(6,934)	(17,715)	(13,559)
Other income (expense), net	(2,650)	9	(3,546)	(1,689)
Adjusted net income	85,346	134,749	240,684	381,694
Incentive income (3)	5,805	6,102	(11,573)	(58,358)
Incentive income compensation (3)	(5,657)	(6,112)	17,553	40,222
Equity-based compensation (4)	(4,182)	(5,376)	(8,865)	(10,575)
Acquisition-related items (5)	(1,695)	—	(3,502)	—
Income taxes (6)	(5,485)	(5,761)	(13,360)	(13,747)
Non-Operating Group expenses (7)	(626)	(603)	(960)	(885)
Non-controlling interests (7)	(53,692)	(91,813)	(161,910)	(255,371)
Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980

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

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fee-related earnings-OCG (1)	$16,451	$14,601	$31,007	$27,524
Incentive income attributable to OCG	19,227	16,856	64,185	93,215
Incentive income compensation attributable to OCG	(9,292)	(8,584)	(35,789)	(44,519)
Investment income attributable to OCG	7,346	15,433	23,067	27,551
Equity-based compensation attributable to OCG (2)	(3,742)	(1,455)	(5,807)	(2,494)
Interest expense, net of interest income attributable to OCG	(2,735)	(1,975)	(5,361)	(3,701)
Other income (expense) attributable to OCG	(833)	3	(1,097)	(440)
Non-fee-related earnings income taxes attributable to OCG (3)	(4,979)	(2,160)	(10,477)	(6,542)
Adjusted net income-OCG (1)	21,443	32,719	59,728	90,594
Incentive income attributable to OCG (4)	1,825	1,738	(3,285)	(15,068)
Incentive income compensation attributable to OCG (4)	(1,778)	(1,740)	5,047	10,340
Equity-based compensation attributable to OCG (5)	(1,315)	(1,531)	(2,692)	(2,886)
Acquisition-related items attributable to OCG (6)	(533)	—	(1,064)	—
Non-controlling interests attributable to OCG (6)	172	—	333	—
Net income attributable to Oaktree Capital Group, LLC	$19,814	$31,186	$58,067	$82,980

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Management Fees:
Closed-end funds	$124,508	$132,256
Open-end funds	46,577	43,544
Evergreen funds	14,473	13,319
Total	$185,558	$189,119

Management fees decreased $3.5 million, or 1.9%, to $185.6 million for the three months ended June 30, 2015, from $189.1 million for the three months ended June 30, 2014, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $7.8 million, or 5.9%, to $124.5 million for the three months ended June 30, 2015, from $132.3 million for the three months ended June 30, 2014. The decline reflected an aggregate decrease of $19.6 million primarily among closed-end funds in liquidation, partially offset by $5.8 million attributable to the Highstar acquisition, $4.0 million from closed-end funds for which management fees are based on drawn capital or NAV and $1.6 million from CLOs.

•
Open-end funds.    Management fees attributable to open-end funds increased $3.1 million, or 7.1%, to $46.6 million for the three months ended June 30, 2015, from $43.5 million for the three months ended June 30, 2014, primarily as a result of net inflows to Emerging Markets Equities.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $1.2 million, or 9.0%, to $14.5 million for the three months ended June 30, 2015, from $13.3 million for the three months ended June 30, 2014, primarily reflecting drawdowns of capital commitments by Strategic Credit and Value Equities. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.49% as of June 30, 2015, from 1.57% as of June 30, 2014, largely as a result of Strategic Credit, for which the average management fee rate is lower than 1.57%.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Incentive Income:
Closed-end funds	$61,148	$58,405
Evergreen funds	—	793
Total	$61,148	$59,198
Incentive income increased $1.9 million, or 3.2%, to $61.1 million for the three months ended June 30, 2015, from $59.2 million for the three months ended June 30, 2014. Oaktree Opportunities Fund VIIb (“Opps VIIb”) accounted for $59.0 million and $38.9 million of the total incentive income in the three months ended June 30, 2015 and 2014, respectively.

Investment Income
A summary of investment income is set forth below:

	Three Months Ended June 30,
	2015	2014
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$4,662	$8,329
Convertible Securities	63	531
Distressed Debt	(6,648)	18,719
Control Investing	1,526	5,640
Real Estate	3,254	7,272
Listed Equities	6,010	10,131
Non-Oaktree funds	2,140	380
Income from investments in companies	12,358	3,197
Total investment income	$23,365	$54,199
Investment income decreased $30.8 million, or 56.8%, to $23.4 million for the three months ended June 30, 2015, from $54.2 million for the three months ended June 30, 2014, primarily reflecting lower overall returns from our fund investments, amid generally weaker financial markets. Our one-fifth ownership stake in DoubleLine accounted for investment income of $12.5 million and $10.6 million in the second quarters of 2015 and 2014, respectively, of which performance fees accounted for $0.6 million and $2.6 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $11.2 million, or 12.1%, to $103.8 million for the three months ended June 30, 2015, from $92.6 million for the three months ended June 30, 2014. The increase primarily reflected growth in headcount, including the Highstar acquisition. The current and prior-year periods included a $1.2 million expense and a $2.0 million benefit, respectively, associated with our phantom equity awards, stemming from each period’s equity distribution and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation increased $6.8 million, or 133.3%, to $11.9 million for the three months ended June 30, 2015, from $5.1 million for the three months ended June 30, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $0.5 million, or 1.7%, to $29.6 million for the three months ended June 30, 2015, from $30.1 million for the three months ended June 30, 2014. Incentive income compensation expense declined while incentive income increased, primarily due to differences in the applicable compensation percentages.
General and Administrative
General and administrative expense decreased $5.1 million, or 16.4%, to $26.0 million for the three months ended June 30, 2015, from $31.1 million for the three months ended June 30, 2014. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign currency hedges used to economically hedge our non-U.S. dollar denominated management fees and expenses, general and administrative expense decreased $2.3 million, or 7.0%, to $30.4 million from $32.7 million.

Interest Expense, Net of Interest Income
Interest expense, net increased $1.9 million, or 27.5%, to $8.8 million for the three months ended June 30, 2015, from $6.9 million for the three months ended June 30, 2014, primarily reflecting the senior notes issued in September 2014.
Other Income (Expense), Net
Other income (expense), net was an expense of $2.7 million and income of $9,000 for the three months ended June 30, 2015 and 2014, respectively. The current-year period primarily reflected losses associated with certain non-operating corporate activities.
Adjusted Net Income
ANI decreased $49.4 million, or 36.7%, to $85.3 million for the three months ended June 30, 2015, from $134.7 million for the three months ended June 30, 2014, primarily reflecting decreases of $30.8 million in investment income and $9.8 million in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $0.2 million, or 4.0%, to $4.8 million for the three months ended June 30, 2015, from $5.0 million for the three months ended June 30, 2014.  The percentage decrease was smaller than the decline in adjusted net income-OCG before income taxes primarily due to a higher effective tax rate for the three months ended June 30, 2015. The effective tax rates applied to ANI for the three months ended June 30, 2015 and 2014 were 18% and 13%, respectively, resulting from full-year effective rates of 17% and 11%, respectively.  The 18% effective tax rate applied to ANI for the three months ended June 30, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted combined with the actual tax expense in the current period on income that cannot be reliably estimated, such as incentive income. We would expect variability between quarters and for the full year because the effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Management Fees:
Closed-end funds	$254,110	$269,294
Open-end funds	91,018	83,198
Evergreen funds	28,480	25,027
Total	$373,608	$377,519

Management fees decreased $3.9 million, or 1.0%, to $373.6 million for the six months ended June 30, 2015, from $377.5 million for the six months ended June 30, 2014, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $15.2 million, or 5.6%, to $254.1 million for the six months ended June 30, 2015, from $269.3 million for the six months ended June 30, 2014. The decrease reflected an aggregate decline of $37.5 million primarily among closed-end funds in liquidation, partially offset by $12.1 million attributable to the Highstar acquisition, $6.8 million from closed-end funds for which management fees are based on drawn capital or NAV and $3.4 million from CLOs.

•
Open-end funds.    Management fees attributable to open-end funds increased $7.8 million, or 9.4%, to $91.0 million for the six months ended June 30, 2015, from $83.2 million for the six months ended June 30, 2014, primarily as a result of net inflows to Emerging Markets Equities.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $3.5 million, or 14.0%, to $28.5 million for the six months ended June 30, 2015, from $25.0 million for the six months ended June 30, 2014, primarily reflecting drawdowns of capital commitments by Strategic Credit and Value Equities. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.49% as of June 30, 2015, from 1.57% as of June 30, 2014, largely as a result of Strategic Credit, for which the average management fee rate is lower than 1.57%.

Incentive Income
A summary of incentive income is set forth below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Incentive Income:
Closed-end funds	$214,027	$351,235
Evergreen funds	—	839
Total	$214,027	$352,074
Incentive income decreased $138.1 million, or 39.2%, to $214.0 million for the six months ended June 30, 2015, from $352.1 million for the six months ended June 30, 2014. Tax-related incentive distributions with respect to 2014 taxable income generated by closed-end funds not yet paying incentives accounted for $129.4 million of the$214.0 million in the current-year period, down from a corresponding $219.7 million of the prior-year period’s $352.1 million. Of the remaining $84.6 million and $132.4 million for the current and prior-year periods, respectively, Opps VIIb accounted for $59.0 million and $96.7 million.
Investment Income
A summary of investment income is set forth below:

	Six Months Ended June 30,
	2015	2014
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$16,013	$17,164
Convertible Securities	1,011	939
Distressed Debt	(4,712)	39,193
Control Investing	19,283	16,682
Real Estate	9,023	12,738
Listed Equities	9,150	6,171
Non-Oaktree funds	4,733	1,303
Income from investments in companies	22,322	6,489
Total investment income	$76,823	$100,679
Investment income decreased $23.9 million, or 23.7%, to $76.8 million for the six months ended June 30, 2015, from $100.7 million for the six months ended June 30, 2014, primarily reflecting lower overall returns from our fund investments. DoubleLine accounted for investment income of $27.1 million and $20.2 million in the six months ended June 30, 2015 and 2014, respectively, of which performance fees accounted for $2.6 million and $4.0 million, respectively.

Segment Expenses
Compensation and Benefits
Compensation and benefits increased $18.8 million, or 9.9%, to $209.6 million for the six months ended June 30, 2015, from $190.8 million for the six months ended June 30, 2014. The increase primarily reflected growth in headcount, including the Highstar acquisition. The current and prior-year periods included a $1.6 million expense and a $1.7 million benefit, respectively, associated with our phantom equity awards, stemming from each period’s equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation increased $9.8 million, or 107.7%, to $18.9 million for the six months ended June 30, 2015, from $9.1 million for the six months ended June 30, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering in 2012.
Incentive Income Compensation
Incentive income compensation expense decreased $48.3 million, or 28.8%, to $119.7 million for the six months ended June 30, 2015, from $168.0 million for the six months ended June 30, 2014. The percentage decrease was smaller than the corresponding decline of 39.2% in incentive income, primarily as a result of catch-up tax distributions related to incentive interests awarded to certain investment professionals in 2014.
General and Administrative
General and administrative expense decreased $11.4 million, or 18.5%, to $50.3 million for the six months ended June 30, 2015, from $61.7 million for the six months ended June 30, 2014. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign currency hedges used to economically hedge our non-U.S. dollar denominated management fees and expenses, general and administrative expense decreased $5.0 million, or 7.8%, to $59.4 million from $64.4 million.
Interest Expense, Net of Interest Income
Interest expense, net increased $4.1 million, or 30.1%, to $17.7 million for the six months ended June 30, 2015, from $13.6 million for the six months ended June 30, 2014, primarily reflecting the senior notes issued in September 2014.
Other Income (Expense), Net
Other income (expense), net were expenses of $3.5 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively. The current-year period primarily reflected losses associated with certain non-operating corporate activities. The prior-year period reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by $1.5 million of income attributable to proceeds received as part of a 2010 arbitration award.
Adjusted Net Income
ANI decreased $141.0 million, or 36.9%, to $240.7 million for the six months ended June 30, 2015, from $381.7 million for the six months ended June 30, 2014, primarily reflecting decreases of $89.7 million in net incentive income, $23.9 million in investment income and $11.6 million in fee-related earnings.
Income Taxes-OCG
Income taxes increased $0.5 million, or 4.4%, to $11.8 million for the six months ended June 30, 2015, from $11.3 million for the six months ended June 30, 2014.  Income taxes increased, despite the fact that adjusted net income-OCG before income taxes declined, primarily due to a higher effective tax rate for the six months ended June 30, 2015. The effective tax rates applied to ANI for the six months ended June 30, 2015 and 2014 were 17% and 11%, respectively.  The 17% effective tax rate applied to ANI for the six months ended June 30, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted combined with the actual tax expense in the current period on income that cannot be reliably estimated, such as incentive income. We would expect variability between quarters and for the full year because the effective tax rate is a function of the mix of income and other factors that often vary significantly within or between years, each of which can have a material impact on the particular year’s income tax expense.
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
The following table presents our segment statements of financial condition:

	As of
	June 30, 2015	March 31, 2015	June 30, 2014
Assets:	(in thousands)
Cash and cash-equivalents	$308,192	$434,232	$413,864
U.S. Treasury securities	681,197	570,749	405,089
Corporate investments	1,560,235	1,503,621	1,468,517
Deferred tax assets	430,756	430,873	373,037
Receivables and other assets	269,112	313,599	249,318
Total assets	$3,249,492	$3,253,074	$2,909,825
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$267,925	$252,006	$261,104
Due to affiliates	371,276	371,988	322,949
Debt obligations	850,000	850,000	600,000
Total liabilities	1,489,201	1,473,994	1,184,053
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,146,303	1,159,339	1,180,620
Unitholders’ capital attributable to Oaktree Capital Group, LLC	613,988	619,741	545,152
Total capital	1,760,291	1,779,080	1,725,772
Total liabilities and capital	$3,249,492	$3,253,074	$2,909,825

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	June 30, 2015	March 31, 2015	June 30, 2014
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$491,685	$426,543	$291,241
Convertible Securities	19,709	19,647	19,494
Distressed Debt	416,532	429,173	508,477
Control Investing	256,963	262,492	244,913
Real Estate	142,513	145,330	136,312
Listed Equities	152,914	148,383	145,934
Non-Oaktree funds	65,351	49,706	50,400
Investments in companies	14,568	22,347	71,746
Total corporate investments	$1,560,235	$1,503,621	$1,468,517
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of June 30, 2015, we had $1.0 billion of cash and U.S. Treasury securities and $850 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of June 30, 2015. Oaktree’s investments in funds and companies had a carrying value of $1.6 billion as of June 30, 2015.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions related to our corporate investments in funds and companies. As of June 30, 2015, corporate investments of $1.6 billion included unrealized investment income proceeds of $357 million, of which $179 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are discussed below.
Operating Activities
Net cash used in operating activities was $1.3 billion and $2.4 billion in the first six months of 2015 and 2014, respectively. These amounts included, for the first six months of 2015 and 2014, respectively, (a) net purchases of securities of the consolidated funds of $1.6 billion and $2.7 billion; (b) net realized gains on investments of the consolidated funds of $1.3 billion and $1.2 billion; and (c) changes in unrealized depreciation on investments of the consolidated funds of $0.9 billion and unrealized appreciation of $1.5 billion.
Investing Activities
Investing activities used $39.3 million and provided $249.0 million of cash in the first six months of 2015 and 2014, respectively. Investing activities were primarily driven by net U.S. Treasury investment activities. Net activity from purchases, maturities and sales of U.S. Treasury securities included net purchases of $25.7 million and net proceeds of $271.5 million for the first six months of 2015 and 2014, respectively. Corporate investments in funds and companies of $40.4 million and $22.5 million for the first six months of 2015 and 2014, respectively, consisted of the following:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Funds	$174,237	$324,704
Eliminated in consolidation	(133,839)	(306,687)
Unconsolidated companies	—	4,481
Total investments	$40,398	$22,498

Distributions and proceeds from corporate investments in funds and companies of $43.8 million and $2.8 million for the first six months of 2015 and 2014, respectively, consisted of the following:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Funds	$137,597	$182,212
Eliminated in consolidation	(117,832)	(179,391)
Unconsolidated companies	24,013	—
Total proceeds	$43,778	$2,821

Purchases of fixed assets were $17.0 million and $2.8 million for the first six months of 2015 and 2014, respectively.
Financing Activities
Financing activities provided $724.3 million and $2.9 billion of cash in the first six months of 2015 and 2014, respectively. For the first six months of 2015 and 2014, respectively, financing activities included (a) net distributions to non-controlling interests in consolidated funds of $400.9 million and net contributions from non-controlling interests in consolidated funds of $1.1 billion; (b) net borrowings on credit facilities of the consolidated funds of $947.2 million and $1.1 billion; (c) distributions to unitholders of $210.9 million and $353.5 million; (d) proceeds from debt obligations issued by our CLOs of $401.4 million and $996.8 million; (e) payments for debt issuance costs of $9.1 million and $13.6 million; and (f) purchases of OCGH units, net of issuance of Class A units, of $4.3 million and $1.8 million. Additionally, the first six months of 2014 included net proceeds associated with the refinancing of our corporate credit facility of $19.8 million.
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
In addition to the 2009 Notes, as of June 30, 2015, we had two other series of senior notes outstanding, with an aggregate remaining principal balance of $100.0 million due in 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion.
In March 2014, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of June 30, 2015, we had no outstanding borrowings under the Revolver and were able to draw the full amount available without violating any financial maintenance covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of June 30, 2015, we were required to maintain approximately $89.5 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of June 30, 2015, future payments of this nature were estimated to aggregate $40.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $79.0 million over the period ending approximately in 2034 with respect to our initial public offering.
In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of

June 30, 2015, future payments with respect to the May 2013 Offering were estimated to aggregate $109.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of June 30, 2015, future payments with respect to the March 2014 Offering were estimated to aggregate $80.0 million over the period ending approximately in 2036.
In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of June 30, 2015, future payments with respect to the March 2015 Offering were estimated to aggregate $62.5 million over the period ending approximately in 2037.
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2015.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2015:

	Last Six Months of 2015	2016-2017	2018-2019	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$7,047	$20,408	$20,988	$60,595	$109,038
Debt obligations payable	—	100,000	500,000	250,000	850,000
Interest obligations on debt (2)	19,240	66,313	57,735	82,489	225,777
Tax receivable agreement	15,825	39,869	43,445	271,810	370,949
Contingent consideration (3)	31,892	—	—	—	31,892
Commitments to Oaktree and third-party funds (4)	444,781	—	—	—	444,781
Subtotal	518,785	226,590	622,168	664,894	2,032,437
Consolidated Funds:
Debt obligations payable	5,668,217	—	—	—	5,668,217
Interest on debt obligations	34,782	—	—	—	34,782
Debt obligations of CLOs	100,000	—	98,594	1,719,815	1,918,409
Interest on debt obligations of CLOs (2)	21,585	83,689	81,042	274,118	460,434
Commitments to fund investments (5)	1,466,590	—	—	—	1,466,590
Total	$7,809,959	$310,279	$801,804	$2,658,827	$11,580,869

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

(3)
This represents the undiscounted contingent consideration obligation as of June 30, 2015 related to the August 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2015 column.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2015.
As of June 30, 2015, none of the incentive income we had recognized was subject to clawback by the funds.

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
The table below summarizes the investments and other financial instruments, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of June 30, 2015	Level I	Level II	Level III	Total
Closed-end funds	$3,676,625	$8,816,786	$27,292,531	$39,785,942
Open-end funds	1,347,991	4,959,898	30,032	6,337,921
Evergreen funds	673,111	646,476	702,961	2,022,548
Total	$5,697,727	$14,423,160	$28,025,524	$48,146,411

As of December 31, 2014
Closed-end funds	$4,169,235	$8,518,277	$25,497,911	$38,185,423
Open-end funds	1,084,571	4,996,824	51,174	6,132,569
Evergreen funds	721,422	730,022	742,613	2,194,057
Total	$5,975,228	$14,245,123	$26,291,698	$46,512,049

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
Our predominant exposure to market risk is related to our role as general partner or investment adviser to our funds and the sensitivities to movements in the fair value of their investments on management fees, incentive income and investment income. The fair value of the financial assets and liabilities of our funds may fluctuate in response to changes in, among many factors, the fair value of securities, foreign exchange rates, commodities prices and interest rates.

Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2015, we had investments at fair value of $48.6 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $4.9 billion. Inasmuch as this effect would primarily be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be largely unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. For the six months ended June 30, 2015 and 2014, NAV-based management fees represented approximately 37% and 32%, respectively, of total management fees. Based on investments held as of June 30, 2015, we estimate that an immediate 10% decline in market values of the investments held in our funds would result in an approximate $6.8 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds, generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds, generally occurs as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks or hurdle rates. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income is indirect at best and, in certain cases, non-existent. Thus, the effect on incentive income of a 10% decline in market values is not readily quantifiable. Over a number of years, a decline in market values would be expected to cause a decline in incentive income.
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2015, an immediate 10% decline in fair values of the investments held in our funds and other holdings would result in a $265.4 million decrease in the amount of investment income. The estimated decline of $265.4 is greater than 10% of the June 30, 2015 corporate investments balance primarily because of our investments in levered senior loan products, which have been a growing component of our corporate investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the six months ended June 30, 2015, a 10% decline in the average rate of exchange of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $5.2 million;

•	our operating expenses would have increased by $6.6 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.9 million; and

•	our income tax expense would have decreased by $0.2 million.

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
Interest-rate Risk
As of June 30, 2015, Oaktree and its operating subsidiaries had $850.0 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan interest rate to a fixed rate through January 2017. As a result, for the six months ended June 30, 2015, there would not have been a material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate segment cash and cash-equivalents and investments in U.S. Treasury securities as of June 30, 2015, we estimate Oaktree and its operating subsidiaries would generate an additional $9.9 million in interest income on an annualized basis as a result of an immediate 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements, debt issued by our CLOs and certain other investment financing arrangements. Most of these debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of June 30, 2015, $7.6 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $74.4 million in the event interest rates were to increase by 100 basis points.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on April 8, 2015, we issued 223,713 Class B units to OCGH which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
No purchase price was paid by OCGH to the Company for the issuances of the Class B units to OCGH. These issuances, to the extent they constitute sales, were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, Oaktree hereby incorporates by reference herein Exhibit 99.1 of this quarterly report.
Fund Data
Information regarding our closed-end, open-end and evergreen funds, together with benchmark data where applicable, is set forth below. For our closed-end and evergreen funds, no benchmarks are presented in the tables as there are no known comparable benchmarks for these funds’ investment philosophy, strategy and implementation.

Closed-end Funds

			As of June 30, 2015
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb	TBD	—	$6,657	$—	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X	TBD	—	2,793	—	—	—	—	—	—	—	—	n/a	n/a	n/a
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	4,813	(25)	2	4,786	4,966	—	—	5,296	3.5%	(0.5)%	1.1x
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	2,692	656	631	2,717	2,319	44	—	2,756	10.9	8.1	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	1,092	556	950	698	698	15	9	549	15.4	12.9	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	4,507	2,268	3,936	2,839	2,282	140	302	2,112	14.3	10.0	1.6
Special Account A	Nov. 2008	Oct. 2012	253	253	306	463	96	75	42	19	—	29.5	24.0	2.2
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	9,844	9,123	17,327	1,640	1,389	1,453	320	—	22.6	17.2	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	3,598	1,515	4,506	607	880	81	—	631	10.6	8.1	1.5
OCM Opportunities Fund VI	Jul. 2005	Jul. 2008	1,773	1,773	1,320	2,833	260	378	134	124	—	12.1	8.9	1.8
OCM Opportunities Fund V	Jun. 2004	Jun. 2007	1,179	1,179	956	2,049	86	—	170	17	—	18.5	14.2	1.9
Legacy funds (6).	Various	Various	9,543	9,543	8,199	17,695	47	—	1,113	10	—	24.2	19.3	1.9
												22.4%	16.8%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII	TBD	—	$1,345	$—	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	2,410	780	52	3,138	2,610	2	149	2,667	25.1%	16.8%	1.4x
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	1,283	827	876	1,234	704	28	130	789	19.4	14.2	1.7
Special Account D	Nov. 2009	Nov. 2012	256	263	171	246	188	96	2	15	122	15.8	13.6	1.7
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	450	384	534	300	190	15	57	126	16.9	11.5	2.0
OCM Real Estate Opportunities Fund III	Sep. 2002	Sep. 2005	707	707	643	1,290	60	—	115	12	—	15.5	11.6	2.0
Legacy funds (6).	Various	Various	1,634	1,610	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
												15.9%	12.4%
Real Estate Debt
Oaktree Real Estate Debt Fund (7).	Sep. 2013	Sep. 2016	$1,112	$173	$29	$16	$186	$189	$—	$4	$165	25.8%	18.0%	1.2x
Oaktree PPIP Fund (8) .	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2	n/a	1.4

European Principal Investments (9)
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	€2,291	€1,037	€284	€3,044	€3,230	€—	€201	€2,411	24.2%	15.5%	1.6x
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	€1,685	€863	€1,475	€1,073	€1,007	€29	€123	€909	13.4	8.4	1.7
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	$473	$452	$822	$103	$91	$30	$56	$—	11.8	8.9	2.1
												15.4%	10.4%
European Private Debt
Oaktree European Dislocation Fund (7).	Oct. 2013	Oct. 2016	€294	€127	€19	€48	€98	€124	€—	€3	€83	36.4%	26.6%	1.2x
Special Account E	Oct. 2013	Apr. 2015	€379	€245	€34	€29	€250	€202	€—	€5	€232	19.3	15.0	1.2
												23.4%	17.8%

			As of June 30, 2015
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Global Principal Investments
Oaktree Principal Fund VI (10)	TBD (11)	—	$1,006	$59	$29	$14	$74	$58	$—	$—	$47	nm	nm	1.6x
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	2,827	2,586	683	1,100	2,169	1,839	50	—	2,265	12.0%	7.6%	1.4
Special Account C	Dec. 2008	Feb. 2014	505	457	281	296	442	395	16	39	323	15.9	11.4	1.7
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	3,328	2,051	3,438	1,941	1,225	22	190	1,703	11.1	8.2	1.7
OCM Principal Opportunities Fund III	Nov. 2003	Nov. 2008	1,400	1,400	885	2,159	126	—	147	24	—	13.9	9.6	1.8
Legacy funds (6).	Various	Various	2,301	2,301	1,839	4,137	3	—	236	1	—	14.5	11.6	1.8
												13.4%	9.9%
Power Opportunities
Oaktree Power Opportunities Fund IV	TBD	—	$1,106	$—	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	648	197	195	650	511	—	37	573	19.7%	10.4%	1.4x
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	541	1,458	1,930	69	39	96	4	—	76.1	58.8	3.9
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												34.7%	26.6%
Infrastructure Investing
Highstar Capital IV (12).	Nov. 2010	Nov. 2016	$2,346	$1,843	$251	$268	$1,826	$1,882	$—	$—	$1,492	14.1%	6.7%	1.3x

Mezzanine Finance
Oaktree Mezzanine Fund IV (7) (10)	Oct. 2014	Oct. 2019	$597	$114	$3	$—	$117	$111	$—	$—	$117	nm	nm	1.0x
Oaktree Mezzanine Fund III (13).	Dec. 2009	Dec. 2014	1,592	1,423	307	1,069	661	618	1	11	648	15.1%	10.4% / 8.1%	1.3
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	1,107	517	1,396	228	260	—	—	241	11.4	7.9	1.6
OCM Mezzanine Fund (14).	Oct. 2001	Oct. 2006	808	773	302	1,073	2	—	38	—	—	15.4	10.8 / 10.5	1.5
												13.2%	8.9%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2016	$384	$162	$(19)	$—	$143	$364	$—	$—	$176	(7.5)%	(10.8)%	0.9x
Special Account F (10).	Jan. 2014	Jan. 2017	253	112	(13)	—	99	98	—	—	120	nm	nm	0.9
				69,858	(15)			29,351	(15)	1,900	(15)
		Other (16)		11,015				6,565		32
		Total (17)		$80,873	(18)			$35,916		$1,932

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) exclude Oaktree segment incentive income previously recognized.

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

(7)
Management fees during the investment period are calculated on drawn, rather than committed, capital. As a result, as of June 30, 2015 management fee-generating AUM included only that portion of committed capital that had been drawn.

(8)
Due to the differences in allocations of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Oaktree PPIP Fund had liquidated all of its investments and made its final liquidating distribution as of December 31, 2013. Oaktree PPIP Fund and Oaktree PPIP Private Fund were dissolved as of December 31, 2013. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund. The gross and net IRR for the Oaktree PPIP Private Fund were 24.7% and 18.6%, respectively.

(9)	Aggregate IRRs are based on the conversion of cash flows from Euros to USD using the June 30, 2015 spot rate of $1.11.

(10)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through June 30, 2015 was less than 18 months.

(11)
As of June 30, 2015, Oaktree Principal Fund VI had made an aggregate $59 million drawdown against its $1.0 billion of committed capital. Oaktree has not yet commenced the fund's investment period and, as a result, as of June 30, 2015 management fees were assessed only on the drawn capital, and management fee-generating AUM included only that portion of committed capital.

(12)
The fund includes co-investments of $456 million in AUM for which we earn no management fees or incentive allocation. Those co-investments have been excluded from the calculation of gross and net IRR, as well as the unreturned drawn capital plus accrued preferred return amount and multiple of drawn capital. The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of June 30, 2015, Oaktree had not recognized any incentive income from this fund. Additionally, under the terms of the Highstar acquisition, Oaktree is effectively entitled to approximately 8% of the potential incentives generated by this fund.

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

(15)	Totals are based on the conversion of Euro amounts to USD using the June 30, 2015 spot rate of $1.11.

(16)
This includes our closed-end Senior Loan funds, Oaktree Asia Special Situations Fund, OCM Asia Principal Opportunities Fund, CLOs, two closed-end separate accounts and, in the case of management fee-generating AUM and accrued incentives (fund level), a non-Oaktree fund and two evergreen separate accounts in our Real Estate Debt strategy.

(17)
This excludes two closed-end funds with management fee-generating AUM aggregating $445 million as of June 30, 2015, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes two evergreen separate accounts in our Real Estate Debt strategy with an aggregate $145 million of management fee-generating AUM.

(18)	The aggregate change in drawn capital for the three months ended June 30, 2015 was $1.5 billion.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of June 30, 2015	Twelve Months Ended June 30, 2015			Since Inception through June 30, 2015
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$16,365	(0.1)%	(0.6)%	(0.8)%	9.6%	9.1%	8.5%	0.81	0.56
Global High Yield Bonds	Nov. 2010	4,345	0.1	(0.4)	(0.1)	8.0	7.4	7.1	1.21	1.15
European High Yield Bonds	May 1999	1,146	3.0	2.5	2.2	8.2	7.6	6.2	0.67	0.40
U.S. Convertibles	Apr. 1987	5,100	0.7	0.2	3.5	9.9	9.4	8.4	0.43	0.28
Non-U.S. Convertibles	Oct. 1994	2,423	4.8	4.3	4.8	8.8	8.3	6.0	0.80	0.42
High Income Convertibles	Aug. 1989	965	2.3	1.5	(0.9)	11.7	10.8	8.4	1.05	0.59
U.S. Senior Loans	Sep. 2008	2,814	0.9	0.4	2.2	6.8	6.2	5.6	1.15	0.63
European Senior Loans	May 2009	1,562	2.4	1.9	3.4	9.3	8.8	10.4	1.73	1.81
Emerging Markets Equities	Jul. 2011	4,011	(9.9)	(10.6)	(5.1)	(0.6)	(1.4)	(1.6)	(0.03)	(0.09)
Total		$38,731

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

Evergreen Funds

		As of June 30, 2015				Twelve Months Ended June 30, 2015		Since Inception through June 30, 2015
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	Jul. 2012	$3,098	$1,884	$ n/a		(0.8)%	(1.4)%	10.5%	8.0%
Value Opportunities	Sep. 2007	1,641	1,578	—	(3)	(10.1)	(11.1)	10.9	6.5
Value Equities (4).	Apr. 2014	332	216	—	(3)	nm	nm	nm	nm
Emerging Markets Opportunities	Sep. 2013	197	83	—	(3)	(16.1)	(17.0)	4.7	(1.1)
Emerging Markets Total Return (4)	Jan. 2014	135	50	—		nm	nm	nm	nm
Emerging Markets Absolute Return	Apr. 1997	161	138	—	(3)	(1.2)	(1.6)	14.0	9.5
			3,949	—
Restructured funds (5)			—	5
Total (2)(6)			$3,949	$5

(1)	Returns represent time-weighted rates of return.

(2)	Includes two closed-end funds with an aggregate $748 million and $445 million of AUM and management fee-generating AUM, respectively.

(3)
As of June 30, 2015, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $111 million for Value Opportunities, $4 million for Value Equities, $15 million for Emerging Markets Opportunities and $1 million for Emerging Markets Absolute Return.

(4)	Rates of return are not considered meaningful (“nm”) because the since-inception period as of June 30, 2015 was less than 18 months.

(5)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, Oaktree High Yield Plus Fund and Oaktree Japan Opportunities Fund (Yen class). As of June 30, 2015, these funds had gross and net IRRs since inception of (2.2)% and (4.7)%, 7.6% and 5.3%, and (4.8)% and (5.7)%, respectively, and in the aggregate had AUM of $128 million. Additionally, Oaktree High Yield Plus Fund had accrued incentives (fund level) of $5 million as of June 30, 2015.

(6)	Total excludes two evergreen separate accounts in our Real Estate Debt strategy with an aggregate $145 million of management fee-generating AUM.

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
Date: August 6, 2015

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

10.1*	Sixth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP I, L.P., dated as of March 20, 2015.

10.2*	Sixth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP II, L.P., dated as of March 20, 2015.

10.3*	Fourth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP III, L.P., dated as of March 20, 2015.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Section 13(r) Disclosure.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.