Form 10-Q
period 2015-09-30
Oaktree Capital Group, LLC
filed 2015-11-05
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 2, 2015, there were 48,671,659 Class A units and 105,317,704 Class B units of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	September 30, 2015	December 31, 2014
Assets
Cash and cash-equivalents	$421,712	$408,296
U.S. Treasury securities	656,120	655,529
Corporate investments (includes $16,872 and $40,814 measured at fair value as of September 30, 2015 and December 31,2014, respectively)	173,574	187,963
Due from affiliates	37,806	46,881
Deferred tax assets	430,797	357,364
Other assets	257,908	282,516
Assets of consolidated funds:
Cash and cash-equivalents	2,825,585	2,940,198
Investments, at fair value	47,684,422	46,533,799
Dividends and interest receivable	181,591	193,428
Due from brokers	1,296,401	605,882
Receivable for securities sold	260,759	171,817
Derivative assets, at fair value	149,223	296,197
Other assets	482,153	664,192
Total assets	$54,858,051	$53,344,062
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$225,932	$294,886
Accounts payable, accrued expenses and other liabilities	122,138	148,361
Due to affiliates	370,949	309,214
Debt obligations	850,000	850,000
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	84,588	75,487
Payables for securities purchased	826,592	767,733
Securities sold short, at fair value	115,463	64,438
Derivative liabilities, at fair value	734,360	253,509
Distributions payable	186,153	752,762
Borrowings under credit facilities	6,228,361	4,704,852
Debt obligations of CLOs	2,351,272	1,601,535
Total liabilities	12,095,808	9,822,777
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	40,940,811	41,681,155
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 48,671,659 and 43,763,719 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Class B units, no par value, unlimited units authorized, 105,317,704 and 109,088,901 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Paid-in capital	598,858	536,431
Retained earnings	—	11,378
Accumulated other comprehensive loss	(1,661)	(1,070)
Class A unitholders’ capital	597,197	546,739
Non-controlling interests in consolidated funds	31,092	27,430
Non-controlling interests in consolidated subsidiaries	1,193,143	1,265,961
Total unitholders’ capital	1,821,432	1,840,130
Total liabilities and unitholders’ capital	$54,858,051	$53,344,062

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Management fees	$47,106	$54,243	$148,848	$146,234
Incentive income	3,385	—	3,949	—
Total revenues	50,491	54,243	152,797	146,234
Expenses:
Compensation and benefits	(101,240)	(101,482)	(319,133)	(292,509)
Equity-based compensation	(12,494)	(10,557)	(40,283)	(30,226)
Incentive income compensation	(4,907)	(43,048)	(107,010)	(170,801)
Total compensation and benefits expense	(118,641)	(155,087)	(466,426)	(493,536)
General and administrative	(37,627)	(15,294)	(77,695)	(79,197)
Depreciation and amortization	(4,032)	(2,402)	(10,031)	(6,138)
Consolidated fund expenses	(30,218)	(79,618)	(118,269)	(147,234)
Total expenses	(190,518)	(252,401)	(672,421)	(726,105)
Other income (loss):
Interest expense	(56,023)	(34,564)	(155,334)	(84,263)
Interest and dividend income	454,384	861,109	1,455,624	1,507,306
Net realized gain on consolidated funds’ investments	318,267	428,267	1,650,645	1,596,596
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(2,357,989)	(1,638,736)	(3,268,891)	(168,368)
Investment income	10,342	5,768	38,718	15,149
Other income (expense), net	6,368	2,695	13,925	1,006
Total other income (loss)	(1,624,651)	(375,461)	(265,313)	2,867,426
Income (loss) before income taxes	(1,764,678)	(573,619)	(784,937)	2,287,555
Income taxes	(1,893)	(5,341)	(15,253)	(19,088)
Net income (loss)	(1,766,571)	(578,960)	(800,190)	2,268,467
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	1,779,225	665,424	1,034,521	(1,843,652)
Net income attributable to non-controlling interests in consolidated subsidiaries	(10,767)	(67,551)	(174,377)	(322,922)
Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893
Distributions declared per Class A unit	$0.50	$0.55	$1.70	$2.53
Net income per unit (basic and diluted):
Net income per Class A unit	$0.04	$0.43	$1.27	$2.41
Weighted average number of Class A units outstanding	48,440	43,480	47,304	42,234

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended September 30, 2015	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income (loss)	$1,887	$10,767	$(1,779,225)	$(1,766,571)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(444)	(967)	—	(1,411)
Unrealized gain on interest-rate swap designated as cash-flow hedge	56	122	—	178
Other comprehensive loss, net of tax	(388)	(845)	—	(1,233)
Total comprehensive income (loss)	1,499	9,922	(1,779,225)	(1,767,804)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(9,922)	1,779,225	1,769,303
Comprehensive income attributable to Oaktree Capital Group, LLC	$1,499	$—	$—	$1,499
Three Months Ended September 30, 2014
Net income (loss)	$18,913	$67,551	$(665,424)	$(578,960)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(472)	(1,187)	—	(1,659)
Unrealized gain on interest-rate swap designated as cash-flow hedge	320	806	—	1,126
Other comprehensive loss, net of tax	(152)	(381)	—	(533)
Total comprehensive income (loss)	18,761	67,170	(665,424)	(579,493)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(67,170)	665,424	598,254
Comprehensive income attributable to Oaktree Capital Group, LLC	$18,761	$—	$—	$18,761

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — (Continued)
(in thousands)

Nine Months Ended September 30, 2015	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income (loss)	$59,954	$174,377	$(1,034,521)	$(800,190)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(738)	(1,801)	—	(2,539)
Unrealized gain on interest-rate swap designated as cash-flow hedge	147	314	—	461
Other comprehensive loss, net of tax	(591)	(1,487)	—	(2,078)
Total comprehensive income (loss)	59,363	172,890	(1,034,521)	(802,268)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(172,890)	1,034,521	861,631
Comprehensive income attributable to Oaktree Capital Group, LLC	$59,363	$—	$—	$59,363
Nine Months Ended September 30, 2014
Net income	$101,893	$322,922	$1,843,652	$2,268,467
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(457)	(1,122)	—	(1,579)
Unrealized gain on interest-rate swap designated as cash-flow hedge	483	1,165	—	1,648
Other comprehensive income, net of tax	26	43	—	69
Total comprehensive income	101,919	322,965	1,843,652	2,268,536
Less: Comprehensive income attributable to non-controlling interests	—	(322,965)	(1,843,652)	(2,166,617)
Comprehensive income attributable to Oaktree Capital Group, LLC	$101,919	$—	$—	$101,919

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(800,190)	$2,268,467
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(38,718)	(15,149)
Depreciation and amortization	10,031	6,138
Equity-based compensation	40,283	30,226
Net realized and unrealized (gains) losses from consolidated funds’ investments	1,618,246	(1,428,228)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(4,419)	(12,335)
Income distributions from corporate investments in companies	48,826	41,470
Amortization or write-down of debt issuance costs	9,184	9,091
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in other assets	35,620	(9,082)
Increase (decrease) in net due to affiliates	8,334	(1,583)
Decrease in accrued compensation expense	(68,954)	(32,017)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(26,879)	28,141
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	11,837	(26,516)
Increase in due from brokers	(690,519)	(406,199)
(Increase) decrease in receivables for securities sold	(88,942)	70,100
(Increase) decrease in other assets	184,544	(184,509)
Increase in accounts payable, accrued expenses and other liabilities	36,132	25,544
Increase in payables for securities purchased	58,859	57,087
Purchases of securities	(14,351,834)	(16,864,421)
Proceeds from maturities and sales of securities	11,839,995	13,569,344
Net cash used in operating activities	(2,168,564)	(2,874,431)
Cash flows from investing activities:
Purchases of U.S. Treasury securities	(290,645)	(239,803)
Proceeds from maturities and sales of U.S. Treasury securities	290,054	436,041
Corporate investments in funds and companies	(41,289)	(23,381)
Distributions and proceeds from corporate investments in funds and companies	45,570	26,251
Acquisition, net of cash acquired (Highstar)	—	(25,637)
Purchases of fixed assets	(21,069)	(4,940)
Net cash provided by (used in) investing activities	(17,379)	168,531

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$500,000
Payment of debt issuance costs	—	(2,196)
Repayments of debt obligations	—	(229,464)
Proceeds from issuance of Class A units	237,820	296,650
Purchase of OCGH units	(237,820)	(296,400)
Repurchase and cancellation of OCGH units	(4,512)	(2,085)
Distributions to Class A unitholders	(79,651)	(104,997)
Distributions to OCGH unitholders	(219,822)	(344,300)
Contributions from non-controlling interests	4,000	—
Distributions to non-controlling interests	(4,612)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	4,295,992	6,269,965
Distributions to non-controlling interests	(4,236,330)	(5,035,110)
Proceeds from debt obligations issued by CLOs	882,574	978,526
Payment of debt issuance costs	(17,163)	(17,834)
Borrowings on credit facilities	4,932,370	5,694,328
Repayments on credit facilities	(3,459,094)	(3,765,522)
Net cash provided by financing activities	2,093,752	3,941,561
Effect of exchange rate changes on cash	(9,006)	(6,858)
Net increase (decrease) in cash and cash-equivalents	(101,197)	1,228,803
Cash and cash-equivalents, beginning balance	3,348,494	2,637,665
Cash and cash-equivalents, ending balance	$3,247,297	$3,866,468

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2014	43,764	109,089	$536,431	$11,378	$(1,070)	$1,265,961	$27,430	$1,840,130
Activity for the nine months ended September 30, 2015:
Issuance of Class A units	4,908	—	237,820	—	—	—	—	237,820
Issuance of Class B units	—	1,338	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(105)	—	—	—	—	—	—
Cancellation of Class B units	—	(5,004)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(237,820)	—	—	—	—	(237,820)
Deferred tax effect resulting from the purchase of OCGH units	—	—	11,025	—	—	—	—	11,025
Repurchase and cancellation of OCGH units	—	—	—	—	—	(4,512)	—	(4,512)
Capital contributions	—	—	—	—	—	4,000	2,880	6,880
Equity reallocation between controlling and non-controlling interests	—	—	47,698	—	—	(47,698)	—	—
Capital increase related to equity-based compensation	—	—	12,023	—	—	26,936	—	38,959
Distributions declared	—	—	(8,319)	(71,332)	—	(224,434)	(1,962)	(306,047)
Net income	—	—	—	59,954	—	174,377	2,744	237,075
Foreign currency translation adjustment, net of tax	—	—	—	—	(738)	(1,801)	—	(2,539)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	147	314	—	461
Unitholders’ capital as of September 30, 2015	48,672	105,318	$598,858	$—	$(1,661)	$1,193,143	$31,092	$1,821,432

Unitholders’ capital as of December 31, 2013	38,473	112,584	$590,236	$(114,905)	$(1,122)	$1,234,169	$—	$1,708,378
Activity for the nine months ended September 30, 2014:
Issuance of Class A units	5,007	—	296,650	—	—	—	—	296,650
Issuance of Class B units	—	1,891	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(56)	—	—	—	—	—	—
Cancellation of Class B units	—	(5,046)	—	—	—	—	—	—
Issuance of OCGH units related to the Highstar acquisition	—	—	1,137	—	—	2,859	—	3,996
Purchase of OCGH units from OCGH unitholders	—	—	(296,400)	—	—	—	—	(296,400)
Deferred tax effect resulting from the purchase of OCGH units	—	—	14,122	—	—	—	—	14,122
Repurchase and cancellation of OCGH units	—	—	—	—	—	(2,085)	—	(2,085)
Non-controlling interests related to the Highstar acquisition	—	—	—	—	—	72,195	—	72,195
Capital contributions	—	—	—	—	—	2,668	47,459	50,127
Equity reallocation between controlling and non-controlling interests	—	—	48,725	—	—	(48,725)	—	—
Capital increase related to equity-based compensation	—	—	8,383	—	—	21,843	—	30,226
Distributions declared	—	—	(104,997)	—	—	(346,968)	(130)	(452,095)
Net income	—	—	—	101,893	—	322,922	873	425,688
Foreign currency translation adjustment, net of tax	—	—	—	—	(457)	(1,122)	—	(1,579)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	483	1,165	—	1,648
Unitholders’ capital as of September 30, 2014	43,480	109,373	$557,856	$(13,012)	$(1,096)	$1,258,921	$48,202	$1,850,871

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2015
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts and collateralized loan obligation vehicles (“CLOs”). Commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner. CLOs are structured finance vehicles in which the Company typically makes an investment and for which it serves as collateral manager.
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company is owned by its Class A and Class B unitholders. Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the Company’s senior executives, current and former employees, and certain other investors (collectively, the “OCGH unitholders”). The Company’s operations are conducted through a group of operating entities collectively referred to as the Oaktree Operating Group. OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. Class A units are entitled to one vote per unit. Class B units are entitled to ten votes per unit and do not represent an economic interest in the Company. The number of Class B units held by OCGH increases or decreases in response to corresponding changes in OCGH’s economic interest in the Oaktree Operating Group; consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities that are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities that are not considered VIEs but in which the Company has a controlling financial interest. Most of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established by GAAP. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.
Reclassifications
Certain amounts reported in the condensed consolidated statements of cash flows in the prior period have been reclassified to conform to the current-period presentation.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies of the Company
Consolidation
The Company consolidates those entities for which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As of September 30, 2015, consolidated entities included eight VIEs for which the Company was considered the primary beneficiary, and substantially all of Oaktree’s closed-end, commingled open-end and evergreen funds for which the Company acts as the general partner and is deemed to exercise control through a voting interest model.
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
While the Company holds variable interests in the Oaktree funds, most of those funds do not meet the characteristics of a VIE. As of September 30, 2015, the Company consolidated eight VIEs for which it was the primary beneficiary, including Oaktree AIF Holdings, Inc. (“AIF”), which was formed to hold certain assets for regulatory and other purposes. The seven remaining VIEs represented CLOs for which the Company acts as collateral manager. Two of the CLOs had not priced as of September 30, 2015. As of December 31, 2014, the Company consolidated six VIEs. There were no VIEs for which the Company was not the primary beneficiary as of September 30, 2015 and December 31, 2014.
As of September 30, 2015, the Company consolidated seven CLOs with total assets and liabilities of $2.9 billion and $2.6 billion, respectively. The assets and liabilities, respectively, of the CLOs primarily consisted of investments in debt securities and debt obligations issued by the CLOs. The debt obligations issued by each CLO are collateralized by the same CLO’s investments, and assets of one CLO may not be used to satisfy liabilities of another. In exchange for managing the collateral of the CLOs, the Company typically earns management fees and may earn performance fees, both of which are eliminated in consolidation. As of September 30, 2015, the Company had invested an aggregate $161.5 million in its CLOs, which represented its maximum risk of loss as of that date. The Company’s investments are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Investors in the CLOs have no recourse against the Company for any losses they sustain. Please see note 7 for more information on CLO debt obligations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
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
Consequently, Oaktree’s condensed consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling interests in consolidated funds in the accompanying condensed consolidated financial statements. All intercompany transactions, including revenues earned by Oaktree from the funds, are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, Oaktree’s attributable share of the net income from the funds is increased by the amounts eliminated. Thus, the elimination of the amounts in consolidation has no effect on net income or loss attributable to the Company.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires the use of estimates and judgment to measure the fair value of identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree as of the acquisition date. Contingent consideration that is determined to be part of the business combination is recognized at fair value as of the acquisition date and is included in the purchase price. Transaction costs are expensed as incurred.
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
Fair Value of Financial Instruments
GAAP establishes a hierarchical disclosure framework that prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected by a number of factors, such as the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available quoted prices from an active market or for which fair value can be measured based on actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value.
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
September 30, 2015
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
Certain assets are valued using prices obtained from brokers or pricing vendors. The Company obtains an average of one to two broker quotes. The Company seeks to obtain at least one quote directly from a broker making a market for the asset and one price from a pricing vendor for the specific or similar securities. These investments may be classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. The Company evaluates the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from brokers and pricing vendors against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Company performs due diligence procedures surrounding pricing vendors to understand their methodology and controls to support their use in the valuation process.
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
September 30, 2015
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
September 30, 2015
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
In February 2015, the FASB amended its consolidation guidance to end the deferral granted to investment companies with respect to applying the VIE guidance. The new guidance does not affect the five characteristics that determine if an entity is a VIE; rather, it focuses on the consolidation criteria used to evaluate whether certain legal entities should be consolidated. Additionally, the new guidance eliminates the presumption that a general partner should consolidate a limited partnership under the voting model. The amendment is intended to simplify the consolidation guidance by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and providing more clarity for reporting entities that typically make use of limited partnerships or VIEs. The guidance is effective for the Company in the first quarter of 2016 on either a full or modified retrospective basis, with early adoption permitted. Under the modified retrospective approach, prior years would not be restated; instead, a cumulative-effect adjustment to equity as of the beginning of the adoption year would be recorded. The Company is currently evaluating the effect that adoption will have on its condensed consolidated financial statements. The adoption is expected to significantly reduce the number of funds consolidated by the Company, and therefore reduce the Company’s total assets, total liabilities and non-controlling redeemable interests in consolidated funds. The Company does not expect there to be an impact on net income attributable to the Company.
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
September 30, 2015
($ in thousands, except where noted)

2016, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its condensed consolidated financial statements.
In May 2014, the FASB and International Accounting Standards Board issued converged guidance on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis, eliminates an entity’s ability to recognize revenue if there is risk of significant reversal, and requires enhanced disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue. On July 9, 2015, the FASB delayed the effective date of the guidance by one year. The guidance will be effective for the Company in the first quarter of 2018 on either a full or modified retrospective basis, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its condensed consolidated financial statements.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

4. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
United States:
Debt securities:
Consumer discretionary	$3,546,268	$3,173,576	7.5%	6.8%
Consumer staples	777,634	692,890	1.6	1.5
Energy	1,090,688	1,028,317	2.3	2.2
Financials	1,240,338	805,337	2.6	1.7
Government	99,488	140,053	0.2	0.3
Health care	1,241,130	1,010,462	2.6	2.2
Industrials	1,873,095	1,795,909	4.0	3.9
Information technology	1,347,062	1,167,635	2.8	2.5
Materials	1,541,824	1,288,947	3.2	2.8
Telecommunication services	460,620	372,457	1.0	0.8
Utilities	634,742	1,409,408	1.3	3.0
Total debt securities (cost: $15,653,664 and $13,611,109 as of September 30, 2015 and December 31, 2014, respectively)	13,852,889	12,884,991	29.1	27.7
Equity securities:
Consumer discretionary	1,866,174	2,475,318	3.9	5.3
Consumer staples	841,227	530,305	1.8	1.1
Energy	1,870,280	1,756,480	3.9	3.8
Financials	7,783,473	7,720,904	16.3	16.6
Health care	222,636	224,705	0.5	0.5
Industrials	1,979,349	2,970,356	4.2	6.4
Information technology	66,806	176,097	0.1	0.4
Materials	968,383	1,207,523	2.0	2.6
Telecommunication services	17,535	21,616	0.0	0.0
Utilities	238,995	329,175	0.5	0.7
Total equity securities (cost: $13,688,157 and $13,911,333 as of September 30, 2015 and December 31, 2014, respectively)	15,854,858	17,412,479	33.2	37.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Europe:
Debt securities:
Consumer discretionary	$1,396,935	$1,371,689	3.0%	3.0%
Consumer staples	245,375	242,513	0.5	0.5
Energy	301,274	370,456	0.6	0.8
Financials	854,247	803,468	1.8	1.7
Government	40,124	—	0.1	—
Health care	206,941	147,661	0.4	0.3
Industrials	295,071	344,642	0.6	0.7
Information technology	52,519	41,960	0.1	0.1
Materials	397,034	421,327	0.8	0.9
Telecommunication services	192,791	142,322	0.4	0.3
Utilities	19,166	24,668	0.1	0.1
Total debt securities (cost: $4,114,371 and $3,803,751 as of September 30, 2015 and December 31, 2014, respectively)	4,001,477	3,910,706	8.4	8.4
Equity securities:
Consumer discretionary	236,281	311,847	0.5	0.7
Consumer staples	147,642	59,628	0.3	0.1
Energy	592,233	92,416	1.2	0.2
Financials	6,880,097	4,760,386	14.5	10.2
Government	—	635	—	0.0
Health care	79,703	52,887	0.2	0.1
Industrials	923,169	1,226,825	1.9	2.6
Information technology	1,270	1,190	0.0	0.0
Materials	477,052	398,559	1.0	0.9
Telecommunication services	4,193	—	0.0	—
Utilities	186,754	—	0.4	—
Total equity securities (cost: $7,772,869 and $5,884,950 as of September 30, 2015 and December 31, 2014, respectively)	9,528,394	6,904,373	20.0	14.8
Asia and other:
Debt securities:
Consumer discretionary	147,091	140,732	0.3	0.3
Consumer staples	19,071	7,927	0.0	0.0
Energy	185,931	217,299	0.4	0.5
Financials	20,807	18,935	0.0	0.0
Government	16,741	50,073	0.0	0.1
Health care	83,086	48,977	0.2	0.1
Industrials	271,597	420,323	0.6	0.9
Information technology	25,577	23,555	0.1	0.1
Materials	241,138	252,965	0.5	0.6
Telecommunication services	300	—	0.0	—
Utilities	4,016	9,113	0.0	0.0
Total debt securities (cost: $1,086,894 and $1,168,453 as of September 30, 2015 and December 31, 2014, respectively)	1,015,355	1,189,899	2.1	2.6

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments:	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Asia and other:
Equity securities:
Consumer discretionary	$515,922	$664,077	1.1%	1.4%
Consumer staples	29,769	113,471	0.1	0.2
Energy	227,539	298,040	0.5	0.6
Financials	1,016,853	1,518,532	2.1	3.3
Health care	19,764	22,899	0.0	0.1
Industrials	1,024,929	937,455	2.2	2.0
Information technology	276,559	322,592	0.6	0.7
Materials	112,655	145,657	0.2	0.3
Telecommunication services	54,365	39,244	0.1	0.1
Utilities	153,094	169,384	0.3	0.4
Total equity securities (cost: $3,526,111 and $3,393,453 as of September 30, 2015 and December 31, 2014, respectively)	3,431,449	4,231,351	7.2	9.1
Total debt securities	18,869,721	17,985,596	39.6	38.7
Total equity securities	28,814,701	28,548,203	60.4	61.3
Total investments, at fair value	$47,684,422	$46,533,799	100.0%	100.0%
Securities Sold Short:
Equity securities (proceeds: $126,292 and $70,760 as of September 30, 2015 and December 31, 2014, respectively)	$(115,463)	$(64,438)
As of September 30, 2015 and December 31, 2014, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended September 30,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$351,272	$(2,160,995)	$445,304	$(1,970,423)
Foreign currency forward contracts (1)	(60,419)	177,621	(12,035)	346,855
Total-return, credit-default and interest-rate swaps (1)	10,129	(387,399)	(2,829)	(22,726)
Options and futures (1)	17,291	12,849	(1,507)	6,233
Swaptions (1)(2)	(6)	(65)	(666)	1,325
Total	$318,267	$(2,357,989)	$428,267	$(1,638,736)

	Nine Months Ended September 30,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$1,226,498	$(2,622,650)	$1,684,794	$(470,724)
Foreign currency forward contracts (1)	410,891	(141,443)	(106,223)	342,592
Total-return, credit-default and interest-rate swaps (1)	2,955	(503,625)	41,086	(36,290)
Options and futures (1)	13,314	(3,450)	(22,395)	41
Swaptions (1)(2)	(3,013)	2,277	(666)	(3,987)
Total	$1,650,645	$(3,268,891)	$1,596,596	$(168,368)

(1)	Please see note 6 for additional information.

(2)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
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

	As of September 30, 2015				As of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury securities (1)	$656,120	$—	$—	$656,120	$655,529	$—	$—	$655,529
Corporate investments	—	16,872	—	16,872	23,660	17,154	—	40,814
Forward currency contracts (2)	—	10,335	—	10,335	—	24,499	—	24,499
Total assets	$656,120	$27,207	$—	$683,327	$679,189	$41,653	$—	$720,842

Liabilities
Contingent consideration (3)	$—	$—	$(29,178)	$(29,178)	$—	$—	$(27,245)	$(27,245)
Forward currency contracts (3)	—	(3,051)	—	(3,051)	—	(3,439)	—	(3,439)
Interest-rate swaps (3)	—	(1,854)	—	(1,854)	—	(2,317)	—	(2,317)
Total liabilities	$—	$(4,905)	$(29,178)	$(34,083)	$—	$(5,756)	$(27,245)	$(33,001)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

Fair Value of Financial Instruments Held By Consolidated Funds
The short-term nature of cash and cash-equivalents held at the consolidated funds causes their carrying value to approximate fair value. The fair value of cash-equivalents is a Level I valuation. Derivatives may relate to a mix of Level I, II or III investments, and therefore their fair-value hierarchy level may not correspond to the fair-value hierarchy level of the economically hedged investment. The table below summarizes the investments and other financial instruments of the consolidated funds by fair-value hierarchy level:

	As of September 30, 2015				As of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$8,508,989	$1,816,861	$10,325,850	$—	$8,135,722	$1,555,656	$9,691,378
Corporate debt – all other	2,385	5,607,494	2,933,992	8,543,871	4,039	5,539,518	2,750,661	8,294,218
Equities – common stock	5,070,383	227,463	8,774,815	14,072,661	6,042,583	505,459	9,044,579	15,592,621
Equities – preferred stock	667	—	1,683,357	1,684,024	3,148	—	1,320,752	1,323,900
Real estate	—	—	9,935,730	9,935,730	—	—	9,216,056	9,216,056
Real estate loan portfolios	—	—	3,117,556	3,117,556	—	—	2,399,105	2,399,105
Other	—	—	4,730	4,730	945	—	15,576	16,521
Total investments	5,073,435	14,343,946	28,267,041	47,684,422	6,050,715	14,180,699	26,302,385	46,533,799
Derivatives:
Forward currency contracts	—	106,590	—	106,590	—	254,929	—	254,929
Swaps	—	1,655	—	1,655	—	4,217	—	4,217
Options and futures	3,985	36,947	—	40,932	—	36,568	—	36,568
Swaptions	—	46	—	46	—	483	—	483
Total derivatives	3,985	145,238	—	149,223	—	296,197	—	296,197
Total assets	$5,077,420	$14,489,184	$28,267,041	$47,833,645	$6,050,715	$14,476,896	$26,302,385	$46,829,996

Liabilities
Securities sold short:
Equity securities	$(115,463)	$—	$—	$(115,463)	$(64,438)	$—	$—	$(64,438)
Derivatives:
Forward currency contracts	—	(46,079)	—	(46,079)	—	(54,663)	—	(54,663)
Swaps	—	(669,941)	(12,684)	(682,625)	—	(172,672)	(10,687)	(183,359)
Options and futures	—	(5,656)	—	(5,656)	(11,051)	(3,918)	—	(14,969)
Swaptions	—	—	—	—	—	(518)	—	(518)
Total derivatives	—	(721,676)	(12,684)	(734,360)	(11,051)	(231,771)	(10,687)	(253,509)
Total liabilities	$(115,463)	$(721,676)	$(12,684)	$(849,823)	$(75,489)	$(231,771)	$(10,687)	$(317,947)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Three Months Ended September 30, 2015:
Beginning balance	$1,399,277	$2,915,374	$9,703,009	$1,659,738	$9,572,902	$2,779,472	$(8,644)	$4,396	$28,025,524
Transfers into Level III	123,811	—	175,304	—	128,261	—	—	—	427,376
Transfers out of Level III	(2,667)	(136,524)	(674,001)	(109)	—	—	—	—	(813,301)
Purchases	329,452	244,669	90,460	50,818	361,312	513,272	—	—	1,589,983
Sales	(31,431)	(84,072)	(560,077)	(5,192)	(256,571)	(188,245)	—	—	(1,125,588)
Realized gains (losses), net	12,070	359	186,815	1,658	99,539	66,345	—	—	366,786
Unrealized appreciation (depreciation), net	(13,651)	(5,814)	(146,695)	(23,556)	30,287	(53,288)	(4,040)	334	(216,423)
Ending balance	$1,816,861	$2,933,992	$8,774,815	$1,683,357	$9,935,730	$3,117,556	$(12,684)	$4,730	$28,254,357
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(6,205)	$(24,711)	$(286,881)	$97,407	$105,450	$(38,805)	$(4,039)	$334	$(157,450)
Three Months Ended September 30, 2014:
Beginning balance	$1,944,391	$2,346,508	$8,334,621	$1,200,716	$8,020,570	$2,516,827	$836	$14,887	$24,379,356
Transfers into Level III	3,976	151,436	428,142	—	3,925	—	—	—	587,479
Transfers out of Level III	(219,950)	—	(382,830)	(76,821)	(3,925)	—	—	—	(683,526)
Purchases	484,567	222,089	1,547,303	73,276	453,157	48,822	—	1,000	2,830,214
Sales	(128,806)	(80,736)	(160,046)	(1,208)	(690,580)	(413,965)	—	(232)	(1,475,573)
Realized gains (losses), net	15,274	(31,977)	11,350	(893)	167,963	87,627	—	(874)	248,470
Unrealized appreciation (depreciation), net	(67,489)	(49,653)	(226,463)	44,324	(151,904)	58,587	3,257	1,006	(388,335)
Ending balance	$2,031,963	$2,557,667	$9,552,077	$1,239,394	$7,799,206	$2,297,898	$4,093	$15,787	$25,498,085
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(85,726)	$(7,465)	$(25,962)	$83,015	$(42,386)	$58,587	$3,257	$(99)	$(16,779)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Nine Months Ended September 30, 2015:
Beginning balance	$1,555,656	$2,750,661	$9,056,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$3,576	$26,291,698
Transfers into Level III	240,344	17,208	552,867	15,835	128,261	—	—	—	954,515
Transfers out of Level III	(148,665)	(246,608)	(1,197,424)	(32,692)	—	—	—	—	(1,625,389)
Purchases	554,203	811,132	1,284,587	255,946	1,310,886	1,119,187	—	—	5,335,941
Sales	(372,198)	(247,423)	(1,002,296)	(60,139)	(1,241,926)	(491,632)	—	—	(3,415,614)
Realized gains (losses), net	37,477	(32,140)	120,689	39,042	578,596	164,973	—	—	908,637
Unrealized appreciation (depreciation), net	(49,956)	(118,838)	(40,187)	144,613	(56,143)	(74,077)	(1,997)	1,154	(195,431)
Ending balance	$1,816,861	$2,933,992	$8,774,815	$1,683,357	$9,935,730	$3,117,556	$(12,684)	$4,730	$28,254,357
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(23,824)	$(68,639)	$(72,798)	$206,869	$197,926	$(74,077)	$(1,996)	$1,154	$164,615
Nine Months Ended September 30, 2014:
Beginning balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Transfers into Level III	816,797	313,982	852,824	—	132,502	—	—	—	2,116,105
Transfers out of Level III	(1,768,697)	(18,871)	(876,178)	(83,365)	(94,821)	—	—	—	(2,841,932)
Purchases	888,791	501,385	3,068,812	249,973	2,146,535	699,234	—	2,000	7,556,730
Sales	(735,809)	(689,974)	(477,359)	(69,486)	(1,268,380)	(1,064,002)	—	(232)	(4,305,242)
Realized gains (losses), net	120,750	87,061	76,760	(16,978)	264,088	145,066	—	(874)	675,873
Unrealized appreciation (depreciation), net	(99,306)	(68,095)	207,203	239,479	397,988	148,159	4,093	1,185	830,706
Ending balance	$2,031,963	$2,557,667	$9,552,077	$1,239,394	$7,799,206	$2,297,898	$4,093	$15,787	$25,498,085
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(44,291)	$72,149	$533,070	$264,924	$556,131	$148,159	$4,093	$79	$1,534,314

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
There were no transfers between Level I and Level II positions for the three and nine months ended September 30, 2015, and for the three months ended September 30, 2014. Transfers between Level I and Level II positions for the nine months ended September 30, 2014 included $739.7 million from Level II to Level I due to the removal of discounts on three exchange-traded common equity investments upon the expiration of lockup periods and increased trading volume for one exchange-traded common equity investment.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2015:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$261,456	Discounted cash flow (1)	Discount rate	5% – 14%	12%
	465,696	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 8x	6x
	110,104	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	120,922	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Energy:	47,713	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	529,756	Discounted cash flow (1)	Discount rate	6% – 14%	11%
	247,235	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.1x – 1.5x	1.2x
	250,237	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	177,634	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	207,569	Discounted cash flow (1)	Discount rate	5% – 15%	12%
	55,679	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	11% – 13%	12%
	7,658	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 8x	7x
	239,945	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.7x – 1.0x	0.9x
	21,100	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	21,945	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Information technology:	182,868	Discounted cash flow (1)	Discount rate	6% – 13%	12%
	143,705	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	61,856	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	71,245	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	454,015	Discounted cash flow (1)	Discount rate	11% – 14%	13%
	134,581	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 8x	7x
	7,198	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	5,969	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Other:	395,972	Discounted cash flow (1)	Discount rate	5% – 14%	11%
	23,013	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	169,003	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	178,480	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	145,615	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Equity investments:
Energy:	$776,064	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 18x	15x
	64,524	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	32,121	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
	186,091	Other	Not applicable	Not applicable	Not applicable
Financials:	971,070	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.5x	1.3x
	242,602	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	153,457	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	37,130	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	1,898,275	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 11x	8x
	1,451,622	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.1x	1x
	277,231	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	181,107	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	1,255,972	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 9x	8x
	25,133	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	2,260,092	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 12x	8x
	222,512	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	152,080	Recent market information (6)	Quoted prices / discount	Not applicable	Not applicable
	271,089	Other	Not applicable	Not applicable	Not applicable
Real estate-oriented investments:
	4,113,712	Discounted cash flow (1)(7)	Discount rate	6% – 44%	12%
			Terminal capitalization rate	5% – 10%	7%
			Direct capitalization rate	5% – 10%	7%
			Net operating income growth rate	0% – 50%	11%
			Absorption rate	21% – 50%	37%
	106,006	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	6% – 8%	7%
	217,427	Market approach (comparable companies) (2)	Earnings multiple (3)	10x – 13x	13x
	954,208	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.8x	1.6x
	578,071	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	96,816	Recent market information (6) / Market approach (comparable companies) (2)	Quoted prices / discount (discount not applicable) / Earnings multiple (3)	10x – 12x	11x
	2,383,897	Recent market information (6)	Quoted prices / discount	0% – 6%	4%
	1,410,002	Sales approach (8)	Market transactions	Not applicable	Not applicable
	75,591	Other	Not applicable	Not applicable	Not applicable
Real estate loan portfolios:
	2,209,112	Discounted cash flow (1)(7)	Discount rate	8% – 20%	13%
	908,444	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other	4,730
Total Level III investments	$28,254,357

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
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
September 30, 2015
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
September 30, 2015
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
During the nine months ended September 30, 2015, the valuation technique for ten Level III investments changed, as follows: (a) three credit-oriented investments and one equity investment changed from a market approach based on comparable companies to a market approach based on the value of underlying assets as a result of an increased focus on the value of the company’s physical assets, (b) one equity investment changed from a market approach based on comparable companies to a valuation based on recent market information due to increased availability of broker quotations, (c) one credit-oriented investment changed from a valuation technique that used both a discounted cash flow and sales approach to an approach based solely on a discounted cash flow technique due to a decreased focus on the value of the issuer’s assets, (d) one real estate-oriented investment changed from a valuation based on a market approach to a discounted cash flow as a result of the stabilization of the underlying property, (e) one real estate-oriented investment changed from a valuation based on a discounted cash flow to a sales approach as a result of receiving offers from potential buyers, (f) one credit-oriented investment changed from a valuation based on recent market information to a discounted cash flow technique due to decreased availability of broker quotations, and (g) one credit-oriented investment, comprised of ten underlying loans, changed from a valuation technique that used both a discounted cash flow and sales approach to a market approach based on the value of underlying assets as a result of an increased focus on the value of the assets collateralizing the loans.
During the nine months ended September 30, 2014, the valuation technique for five Level III investments changed, as follows: (a) one equity security and one credit-oriented security changed from a valuation based on then-recent market information to a market approach based on comparable companies, because the investee underwent a restructuring and its securities are no longer traded, (b) one real estate-oriented investment changed

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

from a valuation based on recent market information to a market approach based on comparable companies as a result of a lack of recent market transaction data, and (c) one equity security and one credit-oriented security changed from a valuation based on a discounted cash flow to a market approach based on comparable companies as a result of the stabilization of the underlying investments.
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
As of September 30, 2015 and December 31, 2014, the Company had outstanding two interest-rate swaps that were designated to hedge the interest rate risk covering up to $157.5 million and $180.0 million, respectively, of the $250.0 million variable-rate bank term loan.  The swaps, which had aggregate designated notional values of $326.3 million and $348.8 million as of September 30, 2015 and December 31, 2014, respectively, expire through January 2017. As of September 30, 2015, the hedges continued to be effective.
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
In February 2014, the Company closed its TRS position resulting in realized gains of $7.1 million, and received $1.4 million in cash at closing. In connection with the launch of a CLO, the Company contributed the $50.0 million cash collateral deposit and $5.7 million of remaining realized gains due from the counterparty under the TRS agreement, and an additional $4.5 million in cash, to the CLO. The CLO purchased the underlying reference securities that were held by the counterparty under the TRS agreement at fair value of $312.9 million plus $1.0 million of interest receivable. The CLO paid $258.2 million in cash, net of the $50.0 million cash collateral deposit and $5.7 million of realized gains due from the counterparty under the TRS agreement. The CLO was funded with the Company’s $60.2 million in aggregate contributions and net proceeds of $450.0 million in cash from the issuance of $456.0 million in senior secured notes to third parties, net of $6.0 million in debt issuance costs. Please see note 7 for more information regarding the debt obligations of CLOs.
Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These financial instruments may include foreign currency exchange contracts, interest-rate swaps and other derivative contracts.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

The fair value of forward currency sell contracts consisted of the following:

As of September 30, 2015:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 10/8/15-10/7/16	226,700	$261,218	$254,008	$7,210
USD (buy GBP), expiring 10/30/15-7/29/16	81,550	81,550	82,250	(700)
Japanese Yen, expiring 12/30/15-9/30/16	6,884,500	58,381	57,607	774
Total		$401,149	$393,865	$7,284

As of December 31, 2014:
Euro, expiring 1/8/15-12/31/15	206,820	$266,569	$250,789	$15,780
USD (buy GBP), expiring 1/8/15-12/31/15	88,081	88,081	91,485	(3,404)
Japanese Yen, expiring 1/30/15-12/30/15	7,420,600	70,784	62,100	8,684
Total		$425,434	$404,374	$21,060
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Currency Forward Contracts:	2015	2014	2015	2014
General and administrative expenses (1)	$(4,452)	$17,231	$18,389	$18,325

Total-return Swap:
Investment income	$—	$—	$—	$2,554

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expenses.

As of both September 30, 2015 and December 31, 2014, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
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
The average notional amounts of foreign currency and total-return swap contracts outstanding, respectively, during the nine months ended September 30, 2015 were $5.3 billion long and $342.2 million short, and $3.0 billion long and $17.3 million short.
The impact of derivative instruments held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$(60,419)	$177,621	$(12,035)	$346,855
Total-return, credit-default and interest-rate swaps	10,129	(387,399)	(2,829)	(22,726)
Options and futures	17,291	12,849	(1,507)	6,233
Swaptions	(6)	(65)	(666)	1,325
Total	$(33,005)	$(196,994)	$(17,037)	$331,687

	Nine Months Ended September 30,
	2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign currency forward contracts	$410,891	$(141,443)	$(106,223)	$342,592
Total-return, credit-default and interest-rate swaps	2,955	(503,625)	41,086	(36,290)
Options and futures	13,314	(3,450)	(22,395)	41
Swaptions	(3,013)	2,277	(666)	(3,987)
Total	$424,147	$(646,241)	$(88,198)	$302,356

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

Balance Sheet Offsetting
The Company recognizes all derivatives as assets or liabilities at fair value in its condensed consolidated statements of financial condition. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. The table below sets forth the setoff rights and related arrangements associated with derivative instruments held by the Company. The “gross amounts not offset in statements of financial condition” columns represent derivative instruments that management has elected not to offset in the condensed consolidated statements of financial condition even though they are eligible to be offset in accordance with applicable accounting guidance.

	Gross Amounts of Assets (Liabilities)	Gross Amounts Offset in Assets (Liabilities)	Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2015				Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign currency forward contracts	$10,335	$—	$10,335	$4,900	$—	$5,435
Derivative assets of consolidated funds:
Foreign currency forward contracts	106,590	—	106,590	12,234	—	94,356
Total-return, credit-default and interest-rate swaps	1,655	—	1,655	129	—	1,526
Options and futures	40,932	—	40,932	17,949	—	22,983
Swaptions	46	—	46	46	—	—
Subtotal	149,223	—	149,223	30,358	—	118,865
Total	$159,558	$—	$159,558	$35,258	$—	$124,300

Derivative Liabilities:
Foreign currency forward contracts	$(3,051)	$—	$(3,051)	$(3,046)	$—	$(5)
Interest-rate swaps	(1,854)	—	(1,854)	(1,854)	—	—
Subtotal	(4,905)	—	(4,905)	(4,900)	—	(5)
Derivative liabilities of consolidated funds:
Foreign currency forward contracts	(46,079)	—	(46,079)	(21,668)	(7,323)	(17,088)
Total-return, credit-default and interest-rate swaps	(682,625)	—	(682,625)	(153,944)	(504,086)	(24,595)
Options and futures	(5,656)	—	(5,656)	(5,621)	(35)	—
Subtotal	(734,360)	—	(734,360)	(181,233)	(511,444)	(41,683)
Total	$(739,265)	$—	$(739,265)	$(186,133)	$(511,444)	$(41,688)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

7. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	September 30, 2015	December 31, 2014

$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	$50,000	$50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2019	250,000	250,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
Total remaining principal	$850,000	$850,000
Future scheduled principal payments of debt obligations as of September 30, 2015 were as follows:

Remainder of 2015	$—
2016	100,000
2017	—
2018	—
2019	500,000
Thereafter	250,000
Total	$850,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and credit facility as of September 30, 2015 and December 31, 2014.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $874.5 million and $895.9 million as of September 30, 2015 and December 31, 2014, respectively, utilizing an average borrowing rate of 3.4% and 3.2%, respectively. As of September 30, 2015, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $859.3 million, whereas a 10% decrease would increase the estimated fair value to $890.3 million.
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
September 30, 2015
($ in thousands, except where noted)

to prepay the Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In March 2014, the Company’s subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250.0 million fully-funded term loan (the “Term Loan”) and a $500.0 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250.0 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50.0 billion. As of September 30, 2015, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial maintenance covenants.
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
The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value for all periods presented due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and aggregated $3.5 billion and $2.8 billion as of September 30, 2015 and December 31, 2014, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit Agreement	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	September 30, 2015	December 31, 2014
Credit facility (3)	$434,000	$434,000	$434,000	1.45%	11/14/2018	N/A	N/A
Senior variable rate notes (3)	249,500	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (3)	499,627	499,322	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (3)	402,457	402,422	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	64,500	64,500	$64,500	1.65%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	420,000	420,000	$420,000	1.47%	8/15/2025	N/A	N/A
Senior variable rate notes (3)	84,662	84,399	$86,000	2.10%	8/15/2025	N/A	N/A
Credit facility (3)(4)	240,000	—	$325,000	1.25%	4/11/2017	N/A	N/A
Senior variable rate notes (3)	332,762	332,706	$333,000	1.56%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	76,870	76,648	$78,000	2.30%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	39,202	39,049	$40,000	3.20%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	307,500	—	$307,500	1.55%	2/15/2026	N/A	N/A
Senior variable rate notes (3)	64,825	—	$65,000	2.30%	2/15/2026	N/A	N/A
Senior variable rate notes (3)	36,973	—	$37,500	3.10%	2/15/2026	N/A	N/A
Revolving credit facility	59,846	50,054	$400,000	3.05%	8/13/2016	0.25%	2.00%
Revolving credit facility	—	500,000	$500,000	1.60%	6/26/2015	0.25%	N/A
Revolving credit facility	951,366	—	$1,400,000	1.50%	3/18/2018	0.60%	1.50%
Revolving credit facility	—	800	$55,000	2.00%	12/15/2015	0.35%	2.00%
Revolving credit facility	81,491	—	$110,000	2.00%	11/4/2016	0.30%	2.00%
Revolving credit facility	—	—	$50,000	1.50%	1/30/2017	0.25%	1.50%
Euro-denominated revolving credit facility	590,803	650,725	€550,000	1.65%	2/25/2016	0.25%	1.65%
Euro-denominated revolving credit facility	—	—	€300,000	2.35%	2/27/2017	0.50%	2.35%
Euro-denominated revolving credit facility	93,430	97,925	€100,000	1.95%	2/2/2016	0.40%	1.95%
Revolving credit facility	—	146,000	$221,000	1.65%	9/30/2015	0.25%	N/A
Revolving credit facility	434,904	201,739	$500,000	1.60%	1/16/2017	0.25%	1.60%
Revolving credit facility	49,905	56,697	$61,000	2.95%	3/15/2019	N/A	N/A
Revolving credit facility	72,688	88,000	$72,688	2.75%	12/16/2018	1.00%	N/A
Revolving credit facility	8,000	2,000	$35,000	1.50%	12/11/2015	0.20%	N/A
Revolving credit facility	242,661	93,943	$350,000	1.60%	9/8/2016	0.25%	2.00%
Credit facility (5)	59,996	—	$59,996	4.50%	3/21/2018	N/A	N/A
Revolving credit facility	100,800	—	$400,000	1.45%	7/14/2017	0.25%	1.45%
Euro-denominated revolving credit facility	16,743	—	€95,000	2.25%	9/1/2017	0.50%	N/A
Revolving credit facility	33,151	—	$40,000	2.25%	3/4/2016	0.30%	1.75%
Credit facility (5)(6)	179,699	214,423	$179,699	1.99%	Various	N/A	N/A
	$6,228,361	$4,704,852

(1)	The facilities bear interest, at the borrower’s option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of September 30, 2015 and December 31, 2014, outstanding standby letters of credit totaled $451,254 and $43,326, respectively.

(3)	The senior variable rate notes and credit facilities are collateralized by the portfolio investments and cash and cash-equivalents of the respective fund.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

(4)	The LIBOR margin is 1.25% through November 11, 2015, and 2.50% thereafter.

(5)	The credit facility is collateralized by specific investments of the fund.

(6)	Of the total balance outstanding, $28.2 million matures in February 2016 and $151.5 million in March 2016.

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans held by CLOs that had not priced as of period end. The table below sets forth the outstanding debt obligations of the CLOs for the periods indicated.

	As of September 30, 2015				As of December 31, 2014
	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)	$457,054	$454,500	2.33%	9.5	$456,567	$449,167	2.25%	10.3
Senior secured notes (3)	454,269	452,769	2.49%	11.2	453,821	454,274	2.43%	12.0
Senior secured notes (4)	97,603	96,681	2.68%	3.3	85,776	85,468	2.61%	4.0
Senior secured notes (5)	373,706	370,102	2.26%	12.0	405,018	402,649	2.32%	12.7
Senior secured notes (6)	455,175	452,710	2.54%	12.2	—	—	—	—
Senior secured notes (7)	370,984	372,555	2.46%	12.6	—	—	—	—
Subordinated note (8)	25,500	19,190	N/A	11.2	25,500	25,500	N/A	12.0
Subordinated note (8)	21,627	14,222	N/A	12.0	23,596	23,596	N/A	12.7
Subordinated note (8)	25,500	19,876	N/A	12.2	—	—	—	—
Subordinated note (8)	18,418	12,281	N/A	12.6	—	—	—	—
Subordinated note (9)	6,637	6,637	N/A	1.8	—	—	—	—
Term loan (10)	44,799	44,799	1.20%	1.8	—	—	—	—
Term loan	—	—	—	—	151,257	151,257	1.24%	1.8
	$2,351,272	$2,316,322			$1,601,535	$1,591,911

(1)
The debt obligations of the CLOs are Level III valuations and were valued using prices obtained from pricing vendors or recent transactions. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. Financial instruments that are valued based on recent transactions are generally defined as securities purchased or sold within six months of the valuation date.  The fair value may also be based on a pending transaction expected to close after the valuation date. For certain recently issued debt obligations, the carrying value approximates fair value.

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

(5)	The weighted average interest rate is based on EURIBOR plus 2.26%.

(6)	The weighted average interest rate is based on LIBOR plus 2.10%.

(7)	The weighted average interest rate is based on EURIBOR plus 2.46%.

(8)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.

(9)
This represents a subordinated credit facility with a total capacity of €25 million as of September 30, 2015. The facility does not have a contractual interest rate; instead, this facility receives distributions from the excess cash flows generated by the CLO.

(10)	The term loan had a total facility capacity of €150 million as of September 30, 2015. The interest rate is based on EURIBOR plus 1.20%. The unused commitment fee was 0.30%.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of September 30, 2015, the fair value of CLO assets was $2.9 billion and consisted of cash, corporate loans, corporate bonds and other securities.
Future scheduled principal payments with respect to the debt obligations of CLOs as of September 30, 2015 were as follows:

Remainder of 2015	$—
2016	51,436
2017	—
2018	97,603
2019	—
Thereafter	2,202,233
Total	$2,351,272

8. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been grossed up in the table below.

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$41,681,155	$38,834,831
Contributions	4,654,438	7,250,262
Distributions	(4,595,694)	(5,971,132)
Net income	(1,037,265)	1,842,779
Change in distributions payable	566,609	(944)
Change in accrued or deferred contributions	13,467	(7,000)
Initial consolidation of a fund	—	902,979
Foreign currency translation and other	(341,899)	(388,447)
Ending balance	$40,940,811	$42,463,328

9. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest, certain related parties and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of September 30, 2015 and December 31, 2014, respectively, OCGH units represented 105,317,704 of the total 153,989,363 Oaktree Operating Group units and 109,088,901 of the total 152,852,620 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,598,395 and $1,640,594 as of September 30, 2015 and December 31, 2014, respectively, the OCGH non-controlling interest was $1,093,184 and $1,170,893. As of September 30, 2015 and December 31, 2014, non-controlling interests attributable to certain related parties and third parties were $99,959 and $95,068, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

The following table sets forth a summary of the net income attributable to the OCGH non-controlling interest and to the Class A unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	105,505	109,329	106,372	110,362
Class A unitholders	48,440	43,480	47,304	42,234
Total weighted average units outstanding	153,945	152,809	153,676	152,596
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$5,868	$64,683	$168,874	$320,054
Net income attributable to Class A unitholders	2,694	25,725	72,882	119,957
Oaktree Operating Group net income (1)	$8,562	$90,408	$241,756	$440,011
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$2,694	$25,725	$72,882	$119,957
Non-Operating Group expenses	(464)	(264)	(1,424)	(1,149)
Income tax expense of Intermediate Holding Companies	(343)	(6,548)	(11,504)	(16,915)
Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893

(1)
Oaktree Operating Group net income does not reflect amounts attributable to other non-controlling interests, which amounted to $4,899 and $5,503 for the three and nine months ended September 30, 2015, and $2,868 for both the three and nine months ended September 30, 2014.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893
Equity reallocation between controlling and non-controlling interests	2,496	(391)	47,698	48,725
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$4,383	$18,522	$107,652	$150,618

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

10. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893
Weighted average number of Class A units outstanding (basic and diluted)	48,440	43,480	47,304	42,234
Basic and diluted net income per Class A unit	$0.04	$0.43	$1.27	$2.41
Vested OCGH units may be exchangeable on a one-for-one basis into Class A units, subject to certain restrictions. As of September 30, 2015, there were 105,317,704 OCGH units outstanding, which are vested or will vest through March 1, 2025, that may ultimately be exchanged into 105,317,704 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2015 and 2014.
In connection with the Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of September 30, 2015, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2015. Please see note 13 for more information regarding the contingent consideration liability.
11. EQUITY-BASED COMPENSATION
Restricted Unit Awards
During the nine months ended September 30, 2015, the Company granted 1,175,213 restricted OCGH units and 7,940 Class A units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.0 years. The grant date fair value of OCGH units awarded during the nine months ended September 30, 2015 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. The calculation of compensation expense for all OCGH units awarded during 2015 assumed a forfeiture rate, based on expected employee turnover, of up to 1.5% annually.
As of September 30, 2015, the Company expected to recognize compensation expense on its unvested equity-based awards of $148.4 million over a weighted average recognition period of 4.5 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

A summary of the status of the Company’s unvested equity-based awards as of September 30, 2015 and a summary of changes for the nine months then ended are presented below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	19,049	$50.63	5,070,992	$36.21
Granted	7,940	55.75	1,175,213	44.04
Vested	(5,688)	49.14	(1,385,577)	32.36
Forfeited	—	—	(110,359)	36.41
Balance, September 30, 2015	21,301	$52.94	4,750,269	$39.27
As of September 30, 2015, unvested units were expected to vest as follows:

	Number of Units	Weighted Average Remaining Service Term (Years)
Class A units	21,301	2.6
OCGH units	4,750,269	4.5
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
On December 2, 2014, OCGH granted 2,000,000 EVUs to Jay S. Wintrob, the Company’s Chief Executive Officer, subject to a five-year vesting schedule through December 2019. The grant agreement provides Mr. Wintrob with certain liquidity rights in respect of the one-time special distribution that will be settled in OCGH units. The Company accounts for those EVUs subject to such liquidity rights as liability-classified awards. As of September 30, 2015, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding.
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
As of September 30, 2015, the Company expected to recognize $11.3 million of compensation expense on its unvested EVUs over the next 4.3 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

The fair value of EVUs was determined using a Monte Carlo simulation model at the grant date for equity-classified EVUs and as of the period end date for liability-classified EVUs. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate. The fair value of equity-classified EVUs reflected a 20% lack-of-marketability discount for the OCGH units that will be issued upon vesting, and an assumed forfeiture rate of zero.
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
Taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company believes that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $3.5 million of previously accrued Operating Group income taxes during the four quarters ending September 30, 2016. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s condensed consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2015.
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
Legal Actions
Periodically, the Company is a party to legal actions arising in the ordinary course of business. The Company is currently not subject to any pending actions that either individually or in the aggregate are expected to have a material impact on its condensed consolidated financial statements.
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of September 30, 2015 and December 31, 2014, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,712,082 and $1,915,107, respectively, for which related direct incentive income compensation expense was estimated to be $832,997 and $930,572, respectively.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of September 30, 2015, the fair value of the contingent consideration liability was $29.2 million, based on a discount rate of 10%. For the three and nine months ended September 30, 2015, respectively, the Company recognized expenses of $0.4 million and $1.9 million associated with changes in the contingent consideration liability. The fair value of the contingent consideration liability is a Level III valuation and was valued using a discounted cash-flow analysis based on a probability-weighted average estimate of achieving certain performance targets, including fundraising and revenue levels. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of September 30, 2015 and December 31, 2014, the Company, generally in its capacity as general partner, had undrawn capital commitments of $436.6 million and $256.0 million, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements that provide for the issuance of letters of credit and revolving loans, and may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of September 30, 2015 and December 31, 2014, the consolidated funds had aggregate potential credit and investment commitments of $1,492.2 million and $1,585.8 million, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may guarantee the repayment obligations of certain investee companies. The aggregate amounts guaranteed were not material to the condensed consolidated financial statements as of September 30, 2015 and December 31, 2014.
The majority of the Company’s consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. Certain consolidated funds within the Distressed Debt, Control Investing and Real Estate strategies provide financial support to portfolio companies in accordance with the investment objectives of the consolidated funds. Distressed Debt funds typically invest primarily in the securities of entities that are undergoing, are considered likely to undergo, or have undergone reorganizations under applicable bankruptcy law, or other extraordinary transactions such as debt restructurings, reorganizations and liquidations outside of bankruptcy. Control Investing funds typically seek to obtain control or significant influence primarily in middle-market companies through the purchase of debt at a discount (also known as “distress-for-control”), structured or hybrid investments (such as convertible debt or debt with warrants), or direct equity investments that typically involve situations with an element of distress or dislocation. Real Estate funds generally focus on distressed or similar opportunities primarily in real estate, real estate debt and restructurings, which typically involve value investments, rescue capital and distress-for-control investments. This financial support may be provided pursuant to contractual agreements, typically in the form of follow-on investments, guarantees or financing commitments. Most of the financial support is provided as an inherent part of

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

the ongoing investment operations of the consolidated funds within these strategies and is considered to be provided at the discretion of the Company in its capacity as general partner and investment manager. For the nine months ended September 30, 2015, the consolidated funds provided financial support to portfolio companies totaling $344.4 million and $4.0 billion with respect to support pursuant to contractual agreements and at the discretion of the consolidated funds, respectively. The majority of this financial support consisted of the funds’ purchases of investment securities and companies.
14. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and non-consolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $171,401 and $159,264 as of September 30, 2015 and December 31, 2014, respectively, based on a discount rate of 10.0%.

	As of
	September 30, 2015	December 31, 2014
Due from affiliates:
Loans	$30,092	$39,452
Amounts due from non-consolidated funds	2,312	2,525
Payments made on behalf of non-consolidated entities	3,787	3,221
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,615	1,683
Total due from affiliates	$37,806	$46,881
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 12)	$370,949	$308,475
Amounts due to senior executives, certain non-controlling interest holders and employees	—	739
Total due to affiliates	$370,949	$309,214
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of debt and generated interest income of $1,862 and $1,163 for the nine months ended September 30, 2015 and 2014, respectively.
Due From Oaktree Funds and Portfolio Companies
In the normal course of business, the Company advances certain expenses on behalf of Oaktree funds. Amounts advanced on behalf of consolidated funds are eliminated in consolidation. Certain expenses initially paid by the Company, primarily employee travel and other costs associated with particular portfolio company holdings, are reimbursed by the portfolio companies.
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
September 30, 2015
($ in thousands, except where noted)

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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified as expenses for segment reporting and as other income under GAAP. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before the Company’s initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to Oaktree Capital Group, LLC or its Intermediate Holding Companies and (f) the adjustment for non-controlling interests. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

ANI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Management fees	$181,897	$194,509	$555,505	$572,028
Incentive income	16,925	86,324	230,952	438,398
Investment income (loss)	(19,950)	(2,361)	56,873	98,318
Total revenues	178,872	278,472	843,330	1,108,744
Expenses:
Compensation and benefits	(96,675)	(99,402)	(306,290)	(290,234)
Equity-based compensation	(8,836)	(5,185)	(27,760)	(14,279)
Incentive income compensation	(7,596)	(39,814)	(127,252)	(207,789)
General and administrative	(33,704)	(29,687)	(84,026)	(91,380)
Depreciation and amortization	(3,031)	(1,914)	(7,027)	(5,650)
Total expenses	(149,842)	(176,002)	(552,355)	(609,332)
Adjusted net income before interest and other income (expense)	29,030	102,470	290,975	499,412
Interest expense, net of interest income (1)	(8,388)	(7,419)	(26,103)	(20,978)
Other income (expense), net	—	10	(3,546)	(1,679)
Adjusted net income	$20,642	$95,061	$261,326	$476,755

(1)
Interest income was $1.7 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $3.9 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893
Incentive income (1)	8,676	(3,234)	20,249	55,124
Incentive income compensation (1)	(2,689)	3,234	(20,242)	(36,988)
Equity-based compensation (2)	3,658	5,372	12,523	15,947
Acquisition-related items (3)	1,433	488	4,935	488
Income taxes (4)	1,893	5,341	15,253	19,088
Non-Operating Group expenses (5)	464	264	1,424	1,149
Non-controlling interests (5)	5,320	64,683	167,230	320,054
Adjusted net income	$20,642	$95,061	$261,326	$476,755

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG.

(2)
This adjustment adds back the effect of (a) equity-based compensation expense related to unit grants made before the Company’s initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect the Company’s financial position, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended September 30, 2015
	Segment	Adjustments	Consolidated
Management fees (1)	$181,897	$(134,791)	$47,106
Incentive income (1)	16,925	(13,540)	3,385
Investment income (loss) (1)	(19,950)	30,292	10,342
Total expenses (2)	(149,842)	(40,676)	(190,518)
Interest expense, net (3)	(8,388)	(47,635)	(56,023)
Other income, net (4)	—	6,368	6,368
Other income (loss) of consolidated funds (5)	—	(1,585,338)	(1,585,338)
Income taxes	—	(1,893)	(1,893)
Net loss attributable to non-controlling interests in consolidated funds	—	1,779,225	1,779,225
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(10,767)	(10,767)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$20,642	$(18,755)	$1,887
Corporate investments (6)	$1,465,195	$(1,291,621)	$173,574
Total assets (7)	$3,232,960	$51,625,091	$54,858,051

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $3,874 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $31,400, (c) expenses incurred by the Intermediate Holding Companies of $491, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $2,689, (e) acquisition-related items of $1,433, (f) adjustments of $6,368 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $217 arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, and (h) other expenses of $16.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP.

(5)
The adjustment to other income (loss) of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. The $1.5 billion of corporate investments included $1.3 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
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

(2)
The expense adjustment consists of (a) equity-based compensation expense of $5,372 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $64,356, (c) expenses incurred by the Intermediate Holding Companies of $264, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $3,234, (e) acquisition-related items of $488 and (f) adjustments of $2,685 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income, net represents adjustments related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP.

(5)
The adjustment to other income (loss) of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. The $1.5 billion of corporate investments included $1.3 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

	As of or for the Nine Months Ended September 30, 2015
	Segment	Adjustments	Consolidated
Management fees (1)	$555,505	$(406,657)	$148,848
Incentive income (1)	230,952	(227,003)	3,949
Investment income (1)	56,873	(18,155)	38,718
Total expenses (2)	(552,355)	(120,066)	(672,421)
Interest expense, net (3)	(26,103)	(129,231)	(155,334)
Other income (expense), net (4)	(3,546)	17,471	13,925
Other income (loss) of consolidated funds (5)	—	(162,622)	(162,622)
Income taxes	—	(15,253)	(15,253)
Net loss attributable to non-controlling interests in consolidated funds	—	1,034,521	1,034,521
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(174,377)	(174,377)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$261,326	$(201,372)	$59,954
Corporate investments (6)	$1,465,195	$(1,291,621)	$173,574
Total assets (7)	$3,232,960	$51,625,091	$54,858,051

(1)	The adjustment represents the elimination of amounts earned from the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $12,479 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $103,831, (c) expenses incurred by the Intermediate Holding Companies of $1,477, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $20,242, (e) acquisition-related items of $4,935, (f) adjustments of $17,471 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $44 arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, and (h) other expenses of $71.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP.

(5)
The adjustment to other income (loss) of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. The $1.5 billion of corporate investments included $1.3 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
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

(2)
The expense adjustment consists of (a) equity-based compensation expense of $15,947 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $133,492, (c) expenses incurred by the Intermediate Holding Companies of $1,149, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $36,988, (e) acquisition-related items of $488 and (f) adjustments of $2,685 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. The $1.5 billion of corporate investments included $1.3 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2015
($ in thousands, except where noted)

16. SUBSEQUENT EVENTS
On October 29, 2015, the Company declared a distribution of $0.40 per Class A unit. This distribution, which is related to the third quarter of 2015, will be paid on November 12, 2015 to Class A unitholders of record as of the close of business on November 9, 2015.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $100 billion in AUM as of September 30, 2015. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over nearly three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has nearly doubled over the past decade, to more than 2,100, including 75 of the 100 largest U.S. pension plans, 39 states in the United States, 429 corporations and/or their pension funds, approximately 370 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 300 other non-U.S. institutional investors. As measured by AUM, 39% of our clients are invested in two or three different investment strategies, and 38% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 17 cities worldwide.
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
Business Environment and Developments
As a global investment manager, we are affected by myriad factors, including the condition of the economy and financial markets; the relative attractiveness of our investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. The diversified nature of both our array of investment strategies and our revenue mix historically has allowed us to benefit from both strong and weak environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can result in our raising relatively large amounts of capital for certain strategies, especially Distressed Debt. Additionally, during weak financial markets there often is expanded availability of bargain investments for purchase. Conversely, strong financial markets generally increase the value of our investments and therefore the management fees that are based on asset value, and create favorable exit opportunities that enhance the prospect for incentive income and fund-related investment income proceeds.
Global financial markets generally fell in the third quarter of 2015, with many indices suffering their worst quarterly drop in four years, sparked by concerns over economic growth in China and other developing markets. The S&P 500 Index, the Citigroup U.S. High Yield Cash-Pay Capped Index and the MSCI Emerging Markets (Net) Index, respectively, had returns during the third quarter of -6.4%, -5.5% and -17.9%, bringing their year-to-date returns to -5.3%, -3.1% and -15.5%.
Against this backdrop, our closed-end funds had an aggregate gross return of -2.8% for the third quarter and 0.7% year-to-date. As measured against starting invested capital, our assets under management had aggregate market-value declines in the third quarter of $3.7 billion, or -4.4%, and for the first nine months of 2015 of $1.6 billion, or -2.0%.
AUM was $100.2 billion as of September 30, 2015, on gross capital raised of $2.7 billion for the third quarter and $22.6 billion for the trailing twelve months. Investment strategies or products developed since the beginning of 2011 accounted for approximately $16.9 billion of AUM as of September 30, 2015. Closed-end funds we are currently marketing include Oaktree Real Estate Opportunities Fund VII (“ROF VII”), Oaktree Opportunities Funds X and Xb (“Opps X and Xb”), Oaktree Enhanced Income Fund III, Oaktree Infrastructure Fund, European Capital Solutions Fund and Oaktree European Principal Fund IV (“EPF IV”).
Corporate Structure and Compensation Changes
We are planning to take certain actions to enhance the liquidity of a portion of the OCGH units held by the OCGH unitholders, and to further align the interests of our employees and our public unitholders.  Subject to certain conditions, these actions are expected to result in the exchange of approximately 13 million outstanding OCGH units into an equivalent number of our Class A units, which will be owned by the same group of OCGH unitholders.  The Class A units to be issued in the exchange, which we anticipate would occur in the latter half of November 2015, will be subject to a three-year lock-up that will be released in equal quarterly increments, generally two business days after each quarter’s earnings release starting with the earnings release for the fourth quarter of 2015.  If the exchange occurs, we anticipate approximately 1 million Class A units would become newly eligible for sale each quarter.  OCGH unitholders are voting on amendments relating to the proposed exchange, which vote we expect will be finalized on November 9, 2015. Additionally, starting with our 2015 year-end employee compensation review process, we anticipate that as a general matter we will grant Class A units, instead of OCGH units, with four-year vesting provisions as a component of total compensation. None of these actions is reflected in the condensed consolidated financial statements or other disclosures or commentary included elsewhere in this quarterly report.
Other aspects associated with changes to our compensation plan will likely result in a one-time charge to compensation expense of an estimated $4 million in the first quarter of 2016.
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
Understanding Our Results—Consolidation of Oaktree Funds
GAAP currently requires that we consolidate substantially all of our closed-end funds, commingled open-end and evergreen funds, and collateralized loan obligation vehicles (“CLOs”) in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests (or, in the case of CLOs, no more than 10% of the total par value). Please see “—Recent Accounting Developments” under note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report for information regarding the recently issued revisions by the Financial Accounting Standards Board to the consolidation guidance. Consolidated funds refer to those funds in which we hold a general partner interest that gives us substantive control rights over such funds or CLOs for which Oaktree is considered the primary beneficiary of a variable interest entity (“VIE”). With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separate accounts, represented 32% of our AUM as of September 30, 2015, and 26% and 27% of our segment management fees for the three and nine months ended September 30, 2015, respectively, and 25% and 18% of our segment revenues for the three and nine months ended September 30, 2015, respectively.
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
The elimination of revenues earned by us from the consolidated funds causes our consolidated revenues to be significantly impacted by fund flows and fluctuations in the market value of our separate accounts because they are not consolidated. Note 15 to our condensed consolidated financial statements included elsewhere in this quarterly report includes information regarding our investment management segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
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
Expenses
Compensation and Benefits
Compensation and benefits reflects all compensation-related items not directly related to incentive income, investment income or the vesting of OCGH and Class A units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units and OCGH equity value units (“EVUs”). Our GAAP-basis statements of operations include equity-based compensation expense for units granted both before and after our initial public offering. Our segment measure of adjusted net income differs from GAAP because it (a) excludes equity-based compensation expense for units granted before our initial public offering and (b) reflects EVU awards that are liability-classified in our GAAP-basis statements of operations as equity-classified awards (please see “—Segment and Operating Metrics—Adjusted Net Income” below).

As of September 30, 2015, there was $159.7 million and $118.5 million of unrecognized compensation expense for GAAP and segment reporting purposes, respectively, with the difference primarily representing unit grants made before our initial public offering.  The $159.7 million is expected to be recognized as expense in our GAAP condensed consolidated financial statements over a weighted average vesting period of 4.4 years.  The $118.5 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 4.4 years, as shown in the table below. These amounts are subject to change as a result of future unit grants and possible modifications to award terms or changes in estimated forfeiture rates.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Three Months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through September 2015	$8.8	$34.8	$30.1	$18.2	$9.5	$17.1	$118.5
Incentive Income Compensation
Incentive income compensation expense includes (a) compensation directly related to segment incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the segment incentive income, and (b) compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income is not meaningful because of the fact that most segment incentive income is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For a meaningful percentage relationship, please see “—Segment Analysis” below.
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, foreign exchange activity, insurance, changes in the contingent consideration liability, and other general items related directly to the Company’s operations. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds.
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
Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise related to, our consolidated funds, including, without limitation, travel expenses, professional fees, research and software expenses, insurance, and other costs associated with administering and supporting those funds. Inasmuch as most of these fund expenses are borne by third-party investors, they reduce the investors’ non-controlling interests in consolidated funds and have no impact on net income or loss attributable to the Company.
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

Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense. In past years, it has typically reflected the operating results of certain properties that were received as part of a 2010 arbitration award. In the third quarter of 2014, this line item began to include income related to amounts received for contractually reimbursable costs associated with certain arrangements made in connection with the Highstar acquisition.
Income Taxes
Oaktree is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes; rather, it is taxed as a partnership. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which are two of our five Intermediate Holding Companies and wholly-owned subsidiaries, are subject to U.S. federal and state income taxes. The remainder of Oaktree’s income is generally not subject to corporate-level taxation.
Oaktree’s effective tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between our two corporate Intermediate Holding Companies that are subject to income tax and our three other Intermediate Holding Companies that are not; consequently, the effective tax rate is subject to significant variation from period to period. Oaktree’s effective tax rate used for interim periods is based on the estimated full-year income tax rate. Certain items that cannot be reliably estimated, such as incentive income, are excluded from the estimated annual effective tax rate. The tax expense or benefit stemming from these items is recognized in the same period as the underlying income or expense.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds, including CLOs. In comparison to net income, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly, the impact of equity-based compensation expense, amortization of acquired intangibles and changes in the contingent consideration liability; and

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by certain related parties and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH and Class A units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of OCGH and Class A units, as well as repurchases and forfeitures of, and exchanges between, OCGH and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 9 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified as expenses for segment reporting and as other income under GAAP. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies and (f) the adjustment for non-controlling interests. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and the inclusion of non-cash equity-based compensation expense related to unit grants made after our initial public offering will likely make our calculation of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures of certain other asset managers.
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
Distributable earnings differs from ANI in that it excludes segment investment income or loss and includes the receipt of investment income or loss from distributions by our investments in funds and companies. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation expense related to unit grants made after our initial public offering.
Segment investment income or loss, which for equity-method investments represents our pro-rata share of income or loss, generally in our capacity as general partner in our funds and as an investor in third-party managed funds and companies, is largely non-cash in nature. By excluding segment investment income or loss, which is not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, as well as distributions from our investments in companies, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
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
Fee-related Earnings
Fee-related earnings is a non-GAAP measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense and non-cash equity-based compensation expense related to unit grants made after our initial public offering. Fee-related earnings is considered baseline because it applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though a significant portion of those expenses is attributable to incentive and investment income, and because it excludes all non-management fee revenue sources (such as earnings from our minority equity interest in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”)). Fee-related earnings is presented before income taxes.
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
Among other factors, the exclusion of non-cash equity-based compensation expense related to unit grants made after our initial public offering may make our calculations of fee-related earnings and fee-related earnings-OCG not directly comparable to similarly named measures of other asset managers.
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

Condensed Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Management fees	$47,106	$54,243	$148,848	$146,234
Incentive income	3,385	—	3,949	—
Total revenues	50,491	54,243	152,797	146,234
Expenses:
Compensation and benefits	(101,240)	(101,482)	(319,133)	(292,509)
Equity-based compensation	(12,494)	(10,557)	(40,283)	(30,226)
Incentive income compensation	(4,907)	(43,048)	(107,010)	(170,801)
Total compensation and benefits expense	(118,641)	(155,087)	(466,426)	(493,536)
General and administrative	(37,627)	(15,294)	(77,695)	(79,197)
Depreciation and amortization	(4,032)	(2,402)	(10,031)	(6,138)
Consolidated fund expenses	(30,218)	(79,618)	(118,269)	(147,234)
Total expenses	(190,518)	(252,401)	(672,421)	(726,105)
Other income (loss):
Interest expense	(56,023)	(34,564)	(155,334)	(84,263)
Interest and dividend income	454,384	861,109	1,455,624	1,507,306
Net realized gain on consolidated funds’ investments	318,267	428,267	1,650,645	1,596,596
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(2,357,989)	(1,638,736)	(3,268,891)	(168,368)
Investment income	10,342	5,768	38,718	15,149
Other income (expense), net	6,368	2,695	13,925	1,006
Total other income (loss)	(1,624,651)	(375,461)	(265,313)	2,867,426
Income (loss) before income taxes	(1,764,678)	(573,619)	(784,937)	2,287,555
Income taxes	(1,893)	(5,341)	(15,253)	(19,088)
Net income (loss)	(1,766,571)	(578,960)	(800,190)	2,268,467
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	1,779,225	665,424	1,034,521	(1,843,652)
Net income attributable to non-controlling interests in consolidated subsidiaries	(10,767)	(67,551)	(174,377)	(322,922)
Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues
Management Fees
Management fees decreased $7.1 million, or 13.1%, to $47.1 million for the three months ended September 30, 2015, from $54.2 million for the three months ended September 30, 2014. The decrease reflected lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds, as well as lower fees earned across non-consolidated funds and accounts. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements these ancillary fees are treated as being attributable to non-controlling interests in consolidated funds and have no impact on the net income attributable to OCG.

Incentive Income
Incentive income was $3.4 million for the three months ended September 30, 2015 and zero for the three months ended September 30, 2014. The current-year income was attributable to the unconsolidated Power Fund II.
Expenses
Compensation and Benefits
Compensation and benefits decreased $0.3 million, or 0.3%, to $101.2 million for the three months ended September 30, 2015, from $101.5 million for the three months ended September 30, 2014, largely as a result of a $1.5 million decline in expense associated with our phantom equity awards stemming from the respective period’s change in our Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $1.9 million, or 17.9%, to $12.5 million for the three months ended September 30, 2015, from $10.6 million for the three months ended September 30, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $38.1 million, or 88.6%, to $4.9 million for the three months ended September 30, 2015, from $43.0 million for the three months ended September 30, 2014, primarily reflecting the 80.4% decline in segment incentive income.
General and Administrative
General and administrative expense increased $22.3 million, or 145.8%, to $37.6 million for the three months ended September 30, 2015, from $15.3 million for the three months ended September 30, 2014. Because segment investment income earned from our investments in consolidated funds is eliminated in consolidation, gains or losses associated with foreign currency hedges used to economically hedge our non-U.S. dollar denominated investments in consolidated funds are included in general and administrative expense. Excluding the impact of foreign currency-related items, general and administrative expense decreased $0.4 million, or 1.2%, to $32.9 million from $33.3 million.
Depreciation and Amortization
Depreciation and amortization expense increased $1.6 million, or 66.7%, to $4.0 million for the three months ended September 30, 2015, from $2.4 million for the three months ended September 30, 2014, primarily reflecting our plan to exercise an early-termination right and relocate our London office at year-end 2016, triggering accelerated amortization of existing leasehold improvements through that date.
Consolidated Fund Expenses
Consolidated fund expenses decreased $49.4 million, or 62.1%, to $30.2 million for the three months ended September 30, 2015, from $79.6 million for the three months ended September 30, 2014. The decrease reflected lower professional fees and other costs related to managing our funds.
Other Income (Loss)
Interest Expense
Interest expense increased $21.4 million, or 61.8%, to $56.0 million for the three months ended September 30, 2015, from $34.6 million for the three months ended September 30, 2014. The increase reflected higher outstanding borrowings on the credit facilities of our consolidated funds and debt issued by our CLOs.
Interest and Dividend Income
Interest and dividend income decreased $406.7 million, or 47.2%, to $454.4 million for the three months ended September 30, 2015, from $861.1 million for the three months ended September 30, 2014. The decrease was primarily attributable to special dividends received from portfolio companies by certain of our closed-end funds in the prior-year period.

Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $110.0 million, or 25.7%, to $318.3 million for the three months ended September 30, 2015, from $428.3 million for the three months ended September 30, 2014. The net realized gain in the current-year period primarily reflected gains by Control Investing, Real Estate and Distressed Debt funds. The net realized gain in the prior-year period primarily reflected gains by Distressed Debt and Real Estate funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a loss of $2,358.0 million for the three months ended September 30, 2015, as compared to a loss of $1,638.7 million for the three months ended September 30, 2014. Excluding the $110.0 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments were net losses of $2,039.7 million for the three months ended September 30, 2015 and $1,210.5 million for the three months ended September 30, 2014. The current-year net loss primarily reflected losses by Distressed Debt and Emerging Markets Equities funds. The prior-year net loss primarily reflected losses by Distressed Debt and High Yield Bond funds, partially offset by gains from Real Estate funds.
Investment Income
Investment income increased $4.5 million, or 77.6%, to $10.3 million for the three months ended September 30, 2015, from $5.8 million for the three months ended September 30, 2014, reflecting $6.4 million of higher income from our investments in companies. Our one-fifth ownership stake in DoubleLine accounted for investment income of $13.2 million and $10.5 million in the current and prior-year periods, respectively, of which performance fees accounted for $1.3 million and $1.2 million, respectively.
Other Income (Expense), Net
Other income (expense), net increased $3.7 million, to $6.4 million for the three months ended September 30, 2015, from $2.7 million for the three months ended September 30, 2014. The increase was attributable to amounts received for contractually reimbursable costs associated with the Highstar acquisition.
Income Taxes
Income taxes decreased $3.4 million, or 64.2%, to $1.9 million for the three months ended September 30, 2015, from $5.3 million for the three months ended September 30, 2014.  The decrease was primarily attributable to the decline in pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for the three months ended September 30, 2015 and 2014 were 27% and 24%, respectively, resulting from estimated full-year effective rates of 17% and 14%, respectively.  The 27% effective tax rate applicable to Class A unitholders for the three months ended September 30, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We would expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds were losses of $1,779.2 million for the three months ended September 30, 2015 and $665.4 million for the three months ended September 30, 2014. Both periods primarily reflected net losses on investments, partially offset by interest and dividend income. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $17.0 million, or 89.9%, to $1.9 million for the three months ended September 30, 2015, from $18.9 million for the three months ended September 30, 2014. The decrease was primarily attributable to lower segment profits, partially offset by a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues
Management Fees
Management fees increased $2.6 million, or 1.8%, to $148.8 million for the nine months ended September 30, 2015, from $146.2 million for the nine months ended September 30, 2014. The increase primarily reflected higher fees earned across non-consolidated funds and accounts, partially offset by lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements these ancillary fees are treated as being attributable to non-controlling interests in consolidated funds and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income was $3.9 million for the nine months ended September 30, 2015 and zero for the nine months ended September 30, 2014. The current-year income was attributable to the unconsolidated Power Fund II.
Expenses
Compensation and Benefits
Compensation and benefits increased $26.6 million, or 9.1%, to $319.1 million for the nine months ended September 30, 2015, from $292.5 million for the nine months ended September 30, 2014. The increase primarily reflected growth in headcount, including the Highstar acquisition.
Equity-based Compensation
Equity-based compensation expense increased $10.1 million, or 33.4%, to $40.3 million for the nine months ended September 30, 2015, from $30.2 million for the nine months ended September 30, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $63.8 million, or 37.4%, to $107.0 million for the nine months ended September 30, 2015, from $170.8 million for the nine months ended September 30, 2014. The percentage decrease was smaller than the corresponding decrease of 47.3% in segment incentive income, primarily due to timing differences associated with the recognition of segment incentive income and incentive income compensation expense, as well as catch-up tax distributions related to incentive interests awarded to certain investment professionals in 2014.
General and Administrative
General and administrative expense decreased $1.5 million, or 1.9%, to $77.7 million for the nine months ended September 30, 2015, from $79.2 million for the nine months ended September 30, 2014. Because segment investment income earned from our investments in consolidated funds is eliminated in consolidation, gains or losses associated with foreign currency hedges used to economically hedge our non-U.S. dollar denominated investments in consolidated funds are included in general and administrative expense. Excluding the impact of foreign currency-related items, general and administrative expense decreased $0.8 million, or 0.8%, to $97.6 million from $98.4 million.
Depreciation and Amortization
Depreciation and amortization expense increased $3.9 million, or 63.9%, to $10.0 million for the nine months ended September 30, 2015, from $6.1 million for the nine months ended September 30, 2014, primarily reflecting the amortization of intangibles attributable to the Highstar acquisition and our plan to exercise an early-termination right and relocate our London office at year-end 2016, triggering accelerated amortization of existing leasehold improvements through that date.

Consolidated Fund Expenses
Consolidated fund expenses decreased $28.9 million, or 19.6%, to $118.3 million for the nine months ended September 30, 2015, from $147.2 million for the nine months ended September 30, 2014. The decrease reflected lower professional fees and other costs related to managing our funds.
Other Income (Loss)
Interest Expense
Interest expense increased $71.0 million, or 84.2%, to $155.3 million for the nine months ended September 30, 2015, from $84.3 million for the nine months ended September 30, 2014. The increase reflected higher outstanding borrowings on the credit facilities of our consolidated funds and debt issued by our CLOs.
Interest and Dividend Income
Interest and dividend income decreased $51.7 million, or 3.4%, to $1,455.6 million for the nine months ended September 30, 2015, from $1,507.3 million for the nine months ended September 30, 2014. The decrease was primarily attributable to lower interest income from Control Investing, partially offset by higher interest income from Senior Loan and Distressed Debt funds.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments increased $54.0 million, or 3.4%, to $1,650.6 million for the nine months ended September 30, 2015, from $1,596.6 million for the nine months ended September 30, 2014. The net realized gain in the current-year period primarily reflected gains by Distressed Debt, Control Investing and Real Estate funds. The net realized gain in the prior-year period primarily reflected gains by Distressed Debt, Control Investing and Real Estate funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments were losses of $3,268.9 million for the nine months ended September 30, 2015 and $168.4 million for the nine months ended September 30, 2014. Excluding the $54.0 million increase in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a net loss of $1,618.2 million for the nine months ended September 30, 2015, as compared to a net gain of $1,428.2 million for the nine months ended September 30, 2014. The current-year net loss primarily reflected losses by Distressed Debt and Emerging Markets Equities funds, partially offset by Control Investing and Real Estate funds. The prior-year net gain primarily reflected gains by Real Estate, Control Investing and Distressed Debt funds.
Investment Income
Investment income increased $23.6 million, or 156.3%, to $38.7 million for the nine months ended September 30, 2015, from $15.1 million for the nine months ended September 30, 2014. The increase reflected higher income of $22.3 million from our investments in companies. DoubleLine accounted for investment income of $40.4 million and $30.7 million in the current and prior-year periods, respectively, of which performance fees accounted for $3.9 million and $5.3 million, respectively.
Other Income (Expense), Net
Other income (expense), net increased $12.9 million, to income of $13.9 million for the nine months ended September 30, 2015, from income of $1.0 million for the nine months ended September 30, 2014. The current-year income of $13.9 million reflected $17.5 million of income received for contractually reimbursable costs associated with the Highstar acquisition, partially offset by losses associated with certain non-operating corporate activities. The prior-year income of $1.0 million reflected $2.7 million of income associated with amounts received for contractually reimbursable costs associated with the Highstar acquisition and $1.5 million of income attributable to proceeds received as part of a 2010 arbitration award, partially offset by a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility.
Income Taxes
Income taxes decreased $3.8 million, or 19.9%, to $15.3 million for the nine months ended September 30, 2015, from $19.1 million for the nine months ended September 30, 2014.  The decrease was primarily attributable to the decline in pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for the nine months ended September 30, 2015 and 2014 were 17% and 15%, respectively.  The 17%

effective tax rate applicable to Class A unitholders for the nine months ended September 30, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We would expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $2,878.2 million, to a loss of $1,034.5 million for the nine months ended September 30, 2015, from income of $1,843.7 million for the nine months ended September 30, 2014. The current-year period primarily reflected net losses on investments, partially offset by interest and dividend income. The prior-year period primarily reflected net gains on investments and interest and dividend income. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $41.9 million, or 41.1%, to $60.0 million for the nine months ended September 30, 2015, from $101.9 million for the nine months ended September 30, 2014. The decrease was primarily attributable to lower segment profits, partially offset by a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.

Segment Financial Data
The following table presents segment financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment Statements of Operations Data: (1)	2015	2014	2015	2014
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$181,897	$194,509	$555,505	$572,028
Incentive income	16,925	86,324	230,952	438,398
Investment income (loss)	(19,950)	(2,361)	56,873	98,318
Total revenues	178,872	278,472	843,330	1,108,744
Expenses:
Compensation and benefits	(96,675)	(99,402)	(306,290)	(290,234)
Equity-based compensation	(8,836)	(5,185)	(27,760)	(14,279)
Incentive income compensation	(7,596)	(39,814)	(127,252)	(207,789)
General and administrative	(33,704)	(29,687)	(84,026)	(91,380)
Depreciation and amortization	(3,031)	(1,914)	(7,027)	(5,650)
Total expenses	(149,842)	(176,002)	(552,355)	(609,332)
Adjusted net income before interest and other income (expense)	29,030	102,470	290,975	499,412
Interest expense, net of interest income (2)	(8,388)	(7,419)	(26,103)	(20,978)
Other income (expense), net	—	10	(3,546)	(1,679)
Adjusted net income	$20,642	$95,061	$261,326	$476,755

Adjusted net income-OCG	$5,200	$20,581	$64,928	$111,175
Adjusted net income per Class A unit	0.11	0.47	1.37	2.63
Distributable earnings	90,641	137,175	342,356	486,489
Distributable earnings-OCG	23,684	34,073	88,635	117,667
Distributable earnings per Class A unit	0.49	0.78	1.87	2.79
Fee-related earnings	48,487	63,506	158,162	184,764
Fee-related earnings-OCG	15,324	15,969	46,331	43,493
Fee-related earnings per Class A unit	0.32	0.37	0.98	1.03

Weighted average number of Operating Group units outstanding	153,945	152,809	153,676	152,596
Weighted average number of Class A units outstanding	48,440	43,480	47,304	42,234

Operating Metrics:
Assets under management (in millions):
Assets under management	$100,237	$93,224	$100,237	$93,224
Management fee-generating assets under management	76,489	79,146	76,489	79,146
Incentive-creating assets under management	33,245	34,715	33,245	34,715
Uncalled capital commitments	20,115	12,403	20,115	12,403
Accrued incentives (fund level):
Incentives created (fund level)	(187,642)	(313,635)	13,765	243,015
Incentives created (fund level), net of associated incentive income compensation expense	(106,237)	(169,149)	(6,004)	74,959
Accrued incentives (fund level)	1,732,220	2,081,056	1,732,220	2,081,056
Accrued incentives (fund level), net of associated incentive income compensation expense	890,219	1,079,576	890,219	1,079,576

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified as expenses for segment reporting and as other income under GAAP. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies and (f) the adjustment for non-controlling interests. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)
Interest income was $1.7 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $3.9 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of
	September 30, 2015	June 30, 2015	September 30, 2014
Assets Under Management:	(in millions)
Closed-end funds	$59,318	$59,014	$49,869
Open-end funds	35,914	38,813	37,970
Evergreen funds	5,005	5,233	5,385
Total	$100,237	$103,060	$93,224

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Change in Assets Under Management:	(in millions)
Beginning balance	$103,060	$91,089	$90,831	$83,605
Closed-end funds:
Capital commitments/other (1)	1,705	1,053	15,886	3,296
Acquisition (Highstar)	—	2,349	—	2,349
Distributions for a realization event/other (2)	(560)	(1,144)	(3,902)	(4,341)
Change in uncalled capital commitments for funds entering or in liquidation (3)	20	—	(852)	(146)
Foreign currency translation	15	(539)	(512)	(584)
Change in market value (4)	(1,105)	(399)	(117)	2,108
Change in applicable leverage	229	387	612	502
Open-end funds:
Contributions	979	2,523	4,190	7,836
Redemptions	(1,515)	(1,313)	(4,133)	(3,183)
Foreign currency translation	(31)	(329)	(341)	(336)
Change in market value (4)	(2,332)	(891)	(1,254)	785
Evergreen funds:
Contributions or new capital commitments	57	548	288	1,360
Redemptions or distributions	(27)	(21)	(198)	(129)
Distributions from restructured funds	(14)	(19)	(19)	(35)
Foreign currency translation	(1)	3	—	1
Change in market value (4)	(243)	(73)	(242)	136
Ending balance	$100,237	$93,224	$100,237	$93,224

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

(2)
These amounts represent distributions for a realization event, tax-related distributions, reductions in the par value of collateral assets and principal cash resulting from the repayment of debt as return of principal by CLOs, and recallable distributions at the end of the investment period.

(3)
The change in uncalled capital commitments reflects the decline in uncalled capital commitments due to funds entering their liquidation periods, as well as capital contributions to funds in their liquidation periods related to items such as deferred purchase obligations.

(4)
The change in market value reflects the change in NAV of our funds resulting from current income and realized and unrealized gains/losses on investments, less management fees and other fund expenses, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs resulting from other activities.

Management Fee-generating Assets Under Management

	As of
	September 30, 2015	June 30, 2015	September 30, 2014
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$6,799	$6,108	$4,340
Other closed-end funds	30,228	30,108	33,455
Open-end funds	35,840	38,731	37,925
Evergreen funds	3,622	3,649	3,426
Total	$76,489	$78,596	$79,146

	Three Months Ended September 30,		Nine Months Ended September 30,
Change in Management Fee-generating Assets Under Management:	2015	2014	2015	2014
	(in millions)
Beginning balance	$78,596	$77,781	$78,079	$71,950
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	503	33	1,224	1,134
Acquisition (Highstar)	—	1,882	—	1,882
Capital drawn by funds that pay fees based on drawn capital or NAV	387	258	854	682
Change attributable to funds in liquidation (2)	(272)	(415)	(1,887)	(1,916)
Change in uncalled capital commitments for funds entering or in liquidation for funds that pay fees based on committed capital (3)	—	(169)	(471)	(169)
Distributions by funds that pay fees based on NAV/other (4)	(44)	(160)	(289)	(476)
Foreign currency translation	8	(434)	(321)	(461)
Change in market value (5)	(118)	(85)	(123)	81
Change in applicable leverage	347	372	768	616
Open-end funds:
Contributions	978	2,518	4,175	7,834
Redemptions	(1,515)	(1,313)	(4,117)	(3,186)
Foreign currency translation	(31)	(329)	(340)	(336)
Change in market value	(2,323)	(891)	(1,261)	783
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	213	180	614	746
Redemptions or distributions	(10)	(23)	(165)	(131)
Change in market value	(230)	(59)	(251)	113
Ending balance	$76,489	$79,146	$76,489	$79,146

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(3)
The change in uncalled capital commitments reflects the decline in uncalled capital commitments due to funds entering their liquidation periods, as well as capital contributions to funds in their liquidation periods related to items such as deferred purchase obligations.

(4)
These amounts represent distributions by funds that pay fees based on NAV, as well as reductions in the par value of collateral assets and principal cash resulting from the repayment of debt as return of principal by CLOs.

(5)
The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs resulting from other activities.

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees and co-investments that pay no management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	September 30, 2015	June 30, 2015	September 30, 2014
	(in millions)
Assets under management	$100,237	$103,060	$93,224
Difference between assets under management and committed capital or cost basis for applicable closed-end funds (1)	(3,381)	(4,595)	(6,622)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(14,544)	(13,184)	(757)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(3,279)	(4,237)	(4,003)
Oaktree’s general partner investments in management fee-generating funds	(1,240)	(1,200)	(1,483)
Closed-end funds that are no longer paying management fees and co-investments that pay no management fees	(1,102)	(1,032)	(949)
Funds for which management fees were permanently waived	(202)	(216)	(264)
Management fee-generating assets under management	$76,489	$78,596	$79,146

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of
	September 30, 2015	June 30, 2015	September 30, 2014
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.53	1.54	1.54
Open-end funds	0.47	0.48	0.47
Evergreen funds	1.46	1.49	1.55
Overall	0.94	0.93	0.97
Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of September 30, 2015, June 30, 2015 and September 30, 2014, the portion of incentive-creating AUM generating incentives at the fund level was $19.2 billion (or 58%), $20.1 billion (59%) and $32.1 billion (93%), respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	September 30, 2015	June 30, 2015	September 30, 2014
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$31,290	$31,811	$32,465
Evergreen funds	1,955	2,049	2,250
Total	$33,245	$33,860	$34,715
Three Months Ended September 30, 2015
AUM declined $2.9 billion, or 2.8%, to $100.2 billion as of September 30, 2015, from $103.1 billion as of June 30, 2015. The decrease reflected $3.7 billion in aggregate market-value declines, $0.6 billion of distributions to closed-end fund investors and $0.5 billion of net outflows from open-end funds, partially offset by $1.9 billion in aggregate capital inflows and fee-generating leverage for closed-end funds.
Management fee-generating AUM declined $2.1 billion, or 2.7%, to $76.5 billion as of September 30, 2015, from $78.6 billion as of June 30, 2015. The decrease reflected declines of $2.7 billion from aggregate market-value changes and $0.5 billion of net outflows from open-end funds, partially offset by $0.9 billion attributable to CLOs and capital commitments and fee-generating leverage for closed-end funds. Of the $14.0 billion in aggregate potential management fee-generating AUM as of September 30, 2015 for Opps X and Xb, ROF VII, Oaktree Power Opportunities Fund IV (“Power Fund IV”), Oaktree Principal Fund VI and Oaktree Mezzanine Fund IV, only $524 million had become management fee-generating AUM as of that date.
Incentive-creating AUM declined $0.7 billion, or 2.1%, to $33.2 billion as of September 30, 2015, from $33.9 billion as of June 30, 2015. The decrease reflected the net effect of $1.0 billion in capital commitment drawdowns by closed-end funds, $0.5 billion in distributions by closed-end funds and $1.1 billion in aggregate market-value declines.
Three Months Ended September 30, 2014
AUM grew $2.1 billion, or 2.3%, to $93.2 billion as of September 30, 2014, from $91.1 billion as of June 30, 2014. The increase reflected $2.3 billion from the Highstar acquisition, $2.0 billion in capital inflows and fee-generating leverage for closed-end and evergreen funds, and $1.2 billion of net inflows to open-end funds, partially offset by $1.4 billion of aggregate market-value declines, $1.1 billion of distributions to closed-end fund investors and $0.9 billion of negative foreign currency translation.
Management fee-generating AUM grew $1.3 billion, or 1.7%, to $79.1 billion as of September 30, 2014, from $77.8 billion as of June 30, 2014. The increase reflected $1.9 billion from the Highstar acquisition, $1.2 billion of net inflows to open-end funds and $0.8 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, partially offset by declines of $1.0 billion from aggregate market-value changes in funds for which management fees are based on NAV, $0.8 billion from negative foreign currency translation and $0.4 billion attributable to asset sales by closed-end funds in liquidation.
Incentive-creating AUM declined $0.4 billion, or 1.1%, to $34.7 billion as of September 30, 2014, from $35.1 billion as of June 30, 2014. The decrease reflected the net effect of $1.0 billion from the Highstar acquisition, $1.0 billion in drawdowns by closed-end funds, $1.6 billion in distributions by closed-end funds, $0.3 billion in aggregate market-value declines and $0.5 billion of negative foreign currency translation.
Nine Months Ended September 30, 2015
AUM grew $9.4 billion, or 10.4%, to $100.2 billion as of September 30, 2015, from $90.8 billion as of December 31, 2014. The increase reflected $16.5 billion of capital inflows and fee-generating leverage for closed-end funds, partially offset by $3.9 billion of distributions to closed-end fund investors, $1.6 billion of aggregate market-value declines, a $0.9 billion decline in uncalled capital commitments for closed-end funds entering or in liquidation and a $0.9 billion negative impact from foreign currency translation. Capital inflows and fee-generating leverage for closed-end funds included $9.9 billion for Opps X and Xb, $1.6 billion for ROF VII, $1.1 billion for Power Fund IV, $0.9 billion for Enhanced Income funds and $0.8 billion for CLOs. Distributions to closed-end fund investors included $1.5 billion by Distressed Debt funds, $1.1 billion by Real Estate funds and $0.5 billion by Principal Investing funds.
Management fee-generating AUM decreased $1.6 billion, or 2.0%, to $76.5 billion as of September 30, 2015, from $78.1 billion as of December 31, 2014. The decrease reflected declines of $1.9 billion attributable to closed-end funds in liquidation, $1.6 billion of aggregate market-value changes in funds for which management fees are based on NAV, $0.7 billion in negative foreign currency translation and $0.5 billion in uncalled capital commitments for closed-end funds entering or in liquidation. These declines were partially offset by $2.2 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV and $1.2 billion attributable to CLOs and capital commitments to closed-end funds.
Incentive-creating AUM declined $0.7 billion, or 2.1%, to $33.2 billion as of September 30, 2015, from $33.9 billion as of December 31, 2014. The decrease reflected the net effect of $3.1 billion in drawdowns by closed-end funds, $3.0 billion in distributions by closed-end funds, $0.4 billion in aggregate market-value declines and $0.3 billion of negative foreign currency translation.
Nine Months Ended September 30, 2014
AUM grew $9.6 billion, or 11.5%, to $93.2 billion as of September 30, 2014, from $83.6 billion as of December 31, 2013. The increase reflected $5.2 billion in capital inflows and fee-generating leverage for closed-end and evergreen funds, $4.7 billion of net inflows to open-end funds, $3.0 billion of aggregate market-value gains and $2.3 billion from the Highstar acquisition, partially offset by $4.3 billion of distributions to closed-end fund investors and $0.9 billion of negative foreign currency translation.
Management fee-generating AUM grew $7.1 billion, or 9.9%, to $79.1 billion as of September 30, 2014, from $72.0 billion as of December 31, 2013. The increase reflected $4.6 billion of net inflows to open-end funds, $2.0 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds that pay fees based on drawn capital or NAV, $1.9 billion from the Highstar acquisition, $1.0 billion of aggregate market-value gains in funds for which management fees are based on NAV and $1.1 billion in capital commitments, partially offset by a $1.9 billion decline attributable to asset sales by closed-end funds in liquidation and $0.8 billion of negative foreign currency translation.
Incentive-creating AUM grew $2.3 billion, or 7.1%, to $34.7 billion as of September 30, 2014, from $32.4 billion as of December 31, 2013. The increase reflected the net effect of $4.5 billion in drawdowns by closed-end funds, $4.8 billion in distributions by closed-end funds, $2.2 billion in aggregate market-value gains, $1.0 billion from the Highstar acquisition and $0.5 billion of negative foreign currency translation.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2015	2014	2015	2014
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,936,787	$2,481,015	$1,949,407	$2,276,439
Incentives created (fund level):
Closed-end funds	(187,358)	(302,913)	13,414	232,309
Evergreen funds	(284)	(10,722)	351	10,706
Total incentives created (fund level)	(187,642)	(313,635)	13,765	243,015
Less: segment incentive income recognized by us	(16,925)	(86,324)	(230,952)	(438,398)
Ending balance	$1,732,220	$2,081,056	$1,732,220	$2,081,056
Accrued incentives (fund level), net of associated incentive income compensation expense	$890,219	$1,079,576	$890,219	$1,079,576
As of September 30, 2015 and 2014, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $317.0 million and $384.8 million, respectively, with the remainder arising from funds that as of that date had not yet reached the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of September 30, 2015, $688.0 million, or 77%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 30% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended September 30, 2015 and 2014
Incentives created (fund level) was negative $187.6 million for the three months ended September 30, 2015, reflecting negative incentives created (fund level) of $122.8 million from Distressed Debt funds and $107.6 million from Principal Investing funds, partially offset by $23.4 million of incentives created (fund level) from Real Estate funds and $12.3 million from Mezzanine funds.
Incentives created (fund level) was negative $313.6 million for the three months ended September 30, 2014, primarily reflecting $340.5 million of negative incentives created (fund level) from Distressed Debt funds.
Nine Months Ended September 30, 2015 and 2014
Incentives created (fund level) was $13.8 million for the nine months ended September 30, 2015, reflecting incentives created (fund level) of $122.6 million from European Principal Investing funds, $91.1 million from Real Estate funds, $23.9 million from Mezzanine funds and $20.9 million from Power Opportunities funds, largely offset by negative incentives created (fund level) of $248.9 million from Distressed Debt funds.
Incentives created (fund level) was $243.0 million for the nine months ended September 30, 2014. The $243.0 million of incentives created (fund level) included $179.4 million from Control Investing funds, $128.9 million from Real Estate funds and negative $81.5 million from Distressed Debt funds.
Uncalled Capital Commitments
Uncalled capital commitments were $20.1 billion as of both September 30, 2015 and June 30, 2015, and $12.4 billion as of September 30, 2014. Capital drawn by closed-end funds during the three and twelve months ended September 30, 2015 aggregated $1.8 billion and $7.5 billion, respectively, as compared with $1.6 billion and $7.7 billion for the corresponding prior-year periods.

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
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Revenues:
Management fees	$181,897	$194,509	$555,505	$572,028
Incentive income	16,925	86,324	230,952	438,398
Investment income (loss)	(19,950)	(2,361)	56,873	98,318
Total revenues	178,872	278,472	843,330	1,108,744
Expenses:
Compensation and benefits	(96,675)	(99,402)	(306,290)	(290,234)
Equity-based compensation	(8,836)	(5,185)	(27,760)	(14,279)
Incentive income compensation	(7,596)	(39,814)	(127,252)	(207,789)
General and administrative	(33,704)	(29,687)	(84,026)	(91,380)
Depreciation and amortization	(3,031)	(1,914)	(7,027)	(5,650)
Total expenses	(149,842)	(176,002)	(552,355)	(609,332)
Adjusted net income before interest and other income (expense)	29,030	102,470	290,975	499,412
Interest expense, net of interest income	(8,388)	(7,419)	(26,103)	(20,978)
Other income (expense), net	—	10	(3,546)	(1,679)
Adjusted net income	20,642	95,061	261,326	476,755
Adjusted net income attributable to OCGH non-controlling interest	(14,147)	(68,011)	(182,314)	(346,954)
Non-Operating Group expenses	(464)	(264)	(1,424)	(1,149)
Adjusted net income-OCG before income taxes	6,031	26,786	77,588	128,652
Income taxes-OCG	(831)	(6,205)	(12,660)	(17,477)
Adjusted net income-OCG	$5,200	$20,581	$64,928	$111,175
Adjusted net income per Class A unit	$0.11	$0.47	$1.37	$2.63
Weighted average number of Class A units outstanding	48,440	43,480	47,304	42,234

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Revenues:
Management fees	$181,897	$194,509	$555,505	$572,028
Incentive income	16,925	86,324	230,952	438,398
Receipts of investment income from funds (1)	29,459	22,120	83,617	66,689
Receipts of investment income from companies	13,304	11,240	30,275	29,256
Total distributable earnings revenues	241,585	314,193	900,349	1,106,371
Expenses:
Compensation and benefits	(96,675)	(99,402)	(306,290)	(290,234)
Incentive income compensation	(7,596)	(39,814)	(127,252)	(207,789)
General and administrative	(33,704)	(29,687)	(84,026)	(91,380)
Depreciation and amortization	(3,031)	(1,914)	(7,027)	(5,650)
Total expenses	(141,006)	(170,817)	(524,595)	(595,053)
Other income (expense):
Interest expense, net of interest income	(8,388)	(7,419)	(26,103)	(20,978)
Operating Group income tax (expense) benefit	(1,550)	1,208	(3,749)	(2,172)
Other income (expense), net	—	10	(3,546)	(1,679)
Distributable earnings	90,641	137,175	342,356	486,489
Distributable earnings attributable to OCGH non-controlling interest	(62,120)	(98,143)	(237,548)	(353,593)
Non-Operating Group expenses	(464)	(264)	(1,424)	(1,149)
Distributable earnings-OCG income tax (expense) benefit	507	(740)	(579)	(2,218)
Tax receivable agreement	(4,880)	(3,955)	(14,170)	(11,862)
Distributable earnings-OCG	$23,684	$34,073	$88,635	$117,667
Distributable earnings per Class A unit	$0.49	$0.78	$1.87	$2.79
Weighted average number of Class A units outstanding	48,440	43,480	47,304	42,234

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Distributable earnings declined $46.6 million, or 34.0%, to $90.6 million for the three months ended September 30, 2015, from $137.2 million for the three months ended September 30, 2014, reflecting decreases of $37.2 million in incentive income, net of incentive income compensation expense (“net incentive income”), and $15.0 million in fee-related earnings, partially offset by a $9.4 million increase in investment income proceeds. For the three months ended September 30, 2015, investment income proceeds totaled $42.8 million, including $29.5 million from fund distributions and $13.3 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $33.4 million, of which $22.1 million and $9.4 million was attributable to fund distributions and DoubleLine, respectively.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Distributable earnings declined $144.1 million, or 29.6%, to $342.4 million for the nine months ended September 30, 2015, from $486.5 million for the nine months ended September 30, 2014, reflecting decreases of $126.9 million in net incentive income and $26.6 million in fee-related earnings, partially offset by a $17.9 million increase in investment income proceeds. For the nine months ended September 30, 2015, investment income proceeds totaled $113.9 million, including $83.6 million from fund distributions and $33.9 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $95.9 million, of which $66.7 million and $27.5 million was attributable to fund distributions and DoubleLine, respectively.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Distributable earnings	$90,641	$137,175	$342,356	$486,489
Investment income (loss) (1)	(19,950)	(2,361)	56,873	98,318
Receipts of investment income from funds (2)	(29,459)	(22,120)	(83,617)	(66,689)
Receipts of investment income from companies	(13,304)	(11,240)	(30,275)	(29,256)
Equity-based compensation (3)	(8,836)	(5,185)	(27,760)	(14,279)
Operating Group income taxes	1,550	(1,208)	3,749	2,172
Adjusted net income	20,642	95,061	261,326	476,755
Incentive income (4)	(8,676)	3,234	(20,249)	(55,124)
Incentive income compensation (4)	2,689	(3,234)	20,242	36,988
Equity-based compensation (5)	(3,658)	(5,372)	(12,523)	(15,947)
Acquisition-related items (6)	(1,433)	(488)	(4,935)	(488)
Income taxes (7)	(1,893)	(5,341)	(15,253)	(19,088)
Non-Operating Group expenses (8)	(464)	(264)	(1,424)	(1,149)
Non-controlling interests (8)	(5,320)	(64,683)	(167,230)	(320,054)
Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893

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

(3)
This adjustment adds back the effect of equity-based compensation expense related to unit grants made after our initial public offering, which is excluded from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

(4)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG.

(5)
This adjustment adds back the effect of (a) equity-based compensation expense related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund operations or make equity distributions, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

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

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Distributable earnings-OCG (1)	$23,684	$34,073	$88,635	$117,667
Investment income (loss) attributable to OCG	(6,277)	(672)	16,790	26,879
Receipts of investment income from funds attributable to OCG	(9,270)	(6,294)	(25,811)	(18,465)
Receipts of investment income from companies attributable to OCG	(4,186)	(3,198)	(9,343)	(8,102)
Equity-based compensation attributable to OCG (2)	(2,781)	(1,475)	(8,588)	(3,969)
Distributable earnings-OCG income taxes	(507)	740	579	2,218
Tax receivable agreement	4,880	3,955	14,170	11,862
Income taxes of Intermediate Holding Companies	(343)	(6,548)	(11,504)	(16,915)
Adjusted net income-OCG (1)	5,200	20,581	64,928	111,175
Incentive income attributable to OCG (3)	(2,730)	920	(6,015)	(14,148)
Incentive income compensation attributable to OCG (3)	846	(920)	5,893	9,420
Equity-based compensation attributable to OCG (4)	(1,151)	(1,529)	(3,843)	(4,415)
Acquisition-related items attributable to OCG (5)	(451)	(139)	(1,515)	(139)
Non-controlling interests attributable to OCG (5)	173	—	506	—
Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893

(1)
Distributable earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and distributable earnings attributable to Class A unitholders. These measures are net of income taxes and expenses applicable to OCG or its Intermediate Holding Companies.

(2)
This adjustment adds back the effect of equity-based compensation expense attributable to OCG related to unit grants made after our initial public offering, which is excluded from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense attributable to OCG between adjusted net income-OCG and net income attributable to OCG.

(4)
This adjustment adds back the effect of (a) equity-based compensation expense attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

(5)
This adjustment adds back the effect of (a) acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability and (b) non-controlling interests.

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$123,260	$135,631	$377,370	$404,925
Open-end funds	44,241	45,075	135,259	128,273
Evergreen funds	14,396	13,803	42,876	38,830
Total management fees	181,897	194,509	555,505	572,028
Expenses:
Compensation and benefits	(96,675)	(99,402)	(306,290)	(290,234)
General and administrative	(33,704)	(29,687)	(84,026)	(91,380)
Depreciation and amortization	(3,031)	(1,914)	(7,027)	(5,650)
Total expenses	(133,410)	(131,003)	(397,343)	(387,264)
Fee-related earnings	48,487	63,506	158,162	184,764
Fee-related earnings attributable to OCGH non-controlling interest	(33,230)	(45,436)	(109,559)	(133,554)
Non-Operating Group expenses	(491)	(265)	(1,478)	(1,151)
Fee-related earnings-OCG before income taxes	14,766	17,805	47,125	50,059
Fee-related earnings-OCG income tax (expense) benefit	558	(1,836)	(794)	(6,566)
Fee-related earnings-OCG	$15,324	$15,969	$46,331	$43,493
Fee-related earnings per Class A unit	$0.32	$0.37	$0.98	$1.03
Weighted average number of Class A units outstanding	48,440	43,480	47,304	42,234
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Fee-related earnings decreased $15.0 million, or 23.6%, to $48.5 million for the three months ended September 30, 2015, from $63.5 million for the three months ended September 30, 2014. The decrease reflected $12.6 million of lower management fees, $2.7 million in lower compensation and benefits, and $4.0 million in higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.32 and $0.37 per unit for the three months ended September 30, 2015 and 2014, respectively.
The effective tax rate applicable to fee-related earnings for the three months ended September 30, 2015 and 2014, including discrete items, was -4% and 10%, respectively, resulting from full-year effective tax rates of 1% and 15%, excluding discrete items.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Fee-related earnings decreased $26.6 million, or 14.4%, to $158.2 million for the nine months ended September 30, 2015, from $184.8 million for the nine months ended September 30, 2014. The decrease reflected $16.5 million of lower management fees, $16.1 million in higher compensation and benefits, and $7.4 million in lower general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.98 and $1.03 per unit for the nine months ended September 30, 2015 and 2014, respectively.
The effective tax rate applicable to fee-related earnings for the nine months ended September 30, 2015 and 2014 was 2% and 13%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fee-related earnings (1)	$48,487	$63,506	$158,162	$184,764
Incentive income	16,925	86,324	230,952	438,398
Incentive income compensation	(7,596)	(39,814)	(127,252)	(207,789)
Investment income (loss)	(19,950)	(2,361)	56,873	98,318
Equity-based compensation (2)	(8,836)	(5,185)	(27,760)	(14,279)
Interest expense, net of interest income	(8,388)	(7,419)	(26,103)	(20,978)
Other income (expense), net	—	10	(3,546)	(1,679)
Adjusted net income	20,642	95,061	261,326	476,755
Incentive income (3)	(8,676)	3,234	(20,249)	(55,124)
Incentive income compensation (3)	2,689	(3,234)	20,242	36,988
Equity-based compensation (4)	(3,658)	(5,372)	(12,523)	(15,947)
Acquisition-related items (5)	(1,433)	(488)	(4,935)	(488)
Income taxes (6)	(1,893)	(5,341)	(15,253)	(19,088)
Non-Operating Group expenses (7)	(464)	(264)	(1,424)	(1,149)
Non-controlling interests (7)	(5,320)	(64,683)	(167,230)	(320,054)
Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893

(1)
Fee-related earnings is a component of adjusted net income and is comprised of segment management fees less segment operating expenses other than incentive income compensation expense and non-cash equity-based compensation expense related to unit grants made after our initial public offering.

(2)
This adjustment adds back the effect of equity-based compensation expense related to unit grants made after our initial public offering, which is excluded from fee-related earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG.

(4)
This adjustment adds back the effect of (a) equity-based compensation expense related to unit grants made before our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

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

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fee-related earnings-OCG (1)	$15,324	$15,969	$46,331	$43,493
Incentive income attributable to OCG	5,325	24,562	69,510	117,777
Incentive income compensation attributable to OCG	(2,391)	(11,328)	(38,180)	(55,847)
Investment income (loss) attributable to OCG	(6,277)	(672)	16,790	26,879
Equity-based compensation attributable to OCG (2)	(2,781)	(1,475)	(8,588)	(3,969)
Interest expense, net of interest income attributable to OCG	(2,611)	(2,109)	(7,972)	(5,810)
Other income (expense) attributable to OCG	—	3	(1,097)	(437)
Non-fee-related earnings income taxes attributable to OCG (3)	(1,389)	(4,369)	(11,866)	(10,911)
Adjusted net income-OCG (1)	5,200	20,581	64,928	111,175
Incentive income attributable to OCG (4)	(2,730)	920	(6,015)	(14,148)
Incentive income compensation attributable to OCG (4)	846	(920)	5,893	9,420
Equity-based compensation attributable to OCG (5)	(1,151)	(1,529)	(3,843)	(4,415)
Acquisition-related items attributable to OCG (6)	(451)	(139)	(1,515)	(139)
Non-controlling interests attributable to OCG (6)	173	—	506	—
Net income attributable to Oaktree Capital Group, LLC	$1,887	$18,913	$59,954	$101,893

(1)
Fee-related earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and fee-related earnings attributable to Class A unitholders. These measures are net of income taxes and other income or expenses applicable to OCG or its Intermediate Holding Companies.

(2)
This adjustment adds back the effect of equity-based compensation expense attributable to OCG related to unit grants made after our initial public offering, which is excluded from fee-related earnings-OCG because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions.

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

(5)
This adjustment adds back the effect of (a) equity-based compensation expense attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position, and (b) differences arising from EVUs that are classified as liability awards under GAAP, but classified as equity awards for segment reporting purposes.

(6)
This adjustment adds back the effect of (a) acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability and (b) non-controlling interests.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Management Fees:
Closed-end funds	$123,260	$135,631
Open-end funds	44,241	45,075
Evergreen funds	14,396	13,803
Total	$181,897	$194,509

Management fees decreased $12.6 million, or 6.5%, to $181.9 million for the three months ended September 30, 2015, from $194.5 million for the three months ended September 30, 2014, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $12.3 million, or 9.1%, to $123.3 million for the three months ended September 30, 2015, from $135.6 million for the three months ended September 30, 2014. The decline reflected an aggregate decrease of $20.0 million primarily among closed-end funds in liquidation, partially offset by $4.4 million from closed-end funds for which management fees are based on drawn capital or NAV, $2.0 million attributable to the Highstar acquisition and $1.3 million from CLOs. Of the $12.3 million decrease, $5.1 million reflected an unfavorable change in foreign currency exchange rates.

•
Open-end funds.    Management fees attributable to open-end funds decreased $0.9 million, or 2.0%, to $44.2 million for the three months ended September 30, 2015, from $45.1 million for the three months ended September 30, 2014, primarily as a result of market-value declines.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $0.6 million, or 4.3%, to $14.4 million for the three months ended September 30, 2015, from $13.8 million for the three months ended September 30, 2014, primarily reflecting drawdowns of capital commitments by Strategic Credit, largely offset by net outflows and market-value declines for Value Opportunities. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.46% as of September 30, 2015, from 1.55% as of September 30, 2014, largely as a result of Strategic Credit, for which the average management fee rate is lower than 1.55%.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Incentive Income:
Closed-end funds	$16,921	$86,274
Evergreen funds	4	50
Total	$16,925	$86,324
Incentive income decreased $69.4 million, or 80.4%, to $16.9 million for the three months ended September 30, 2015, from $86.3 million for the three months ended September 30, 2014. Tax-related incentive distributions relating to tax year 2014 accounted for $13.5 million of the current-year period’s $16.9 million; there were no comparable distributions in the prior-year period. Oaktree Opportunities Fund VIIb (“Opps VIIb”) accounted for zero and $77.8 million of the incentive income in the current and prior-year periods, respectively.

Investment Income
A summary of investment income (loss) is set forth below:

	Three Months Ended September 30,
	2015	2014
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$(2,763)	$(1,475)
Convertible Securities	(1,257)	(712)
Distressed Debt	(30,177)	(21,774)
Control Investing	(1,156)	5,751
Real Estate	3,339	7,989
Listed Equities	(4,413)	209
Non-Oaktree funds	3,316	898
Income from investments in companies	13,161	6,753
Total investment income (loss)	$(19,950)	$(2,361)
Investment income (loss) decreased $17.6 million, to a loss of $20.0 million for the three months ended September 30, 2015, from a loss of $2.4 million for the three months ended September 30, 2014. The decline primarily reflected lower overall returns from our fund investments amid generally weaker financial markets. DoubleLine accounted for investment income of $13.2 million and $10.5 million in the current and prior-year periods, respectively, of which performance fees accounted for $1.3 million and $1.2 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits decreased $2.7 million, or 2.7%, to $96.7 million for the three months ended September 30, 2015, from $99.4 million for the three months ended September 30, 2014, largely as a result of a $1.5 million decline in expense associated with our phantom equity awards stemming from the respective period’s change in our Class A unit trading price.
Equity-based Compensation
Equity-based compensation increased $3.6 million, or 69.2%, to $8.8 million for the three months ended September 30, 2015, from $5.2 million for the three months ended September 30, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $32.2 million, or 80.9%, to $7.6 million for the three months ended September 30, 2015, from $39.8 million for the three months ended September 30, 2014, primarily reflecting the 80.4% decline in incentive income.
General and Administrative
General and administrative expense increased $4.0 million, or 13.5%, to $33.7 million for the three months ended September 30, 2015, from $29.7 million for the three months ended September 30, 2014. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign currency hedges used to economically hedge our non-U.S. dollar denominated management fees and expenses, general and administrative expense decreased $2.3 million, or 7.1%, to $30.1 million from $32.4 million. The decline was primarily attributable to lower legal and other professional fees.
Depreciation and Amortization
Depreciation and amortization expense increased $1.1 million, or 57.9%, to $3.0 million for the three months ended September 30, 2015, from $1.9 million for the three months ended September 30, 2014, primarily reflecting our plan to exercise an early-termination right and relocate our London office at year-end 2016, triggering accelerated amortization of existing leasehold improvements through that date.
Interest Expense, Net of Interest Income
Interest expense, net increased $1.0 million, or 13.5%, to $8.4 million for the three months ended September 30, 2015, from $7.4 million for the three months ended September 30, 2014, primarily reflecting the senior notes issued in September 2014.
Other Income (Expense), Net
Other income (expense), net was zero and income of $10,000 for the three months ended September 30, 2015 and 2014, respectively.
Adjusted Net Income
ANI decreased $74.5 million, or 78.3%, to $20.6 million for the three months ended September 30, 2015, from $95.1 million for the three months ended September 30, 2014, primarily reflecting decreases of $37.2 million in net incentive income, $17.6 million in investment income (loss) and $15.0 million in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $5.4 million, or 87.1%, to $0.8 million for the three months ended September 30, 2015, from $6.2 million for the three months ended September 30, 2014.  The decrease was primarily attributable to the decline in adjusted net income-OCG before income taxes. The effective tax rate applied to ANI for the three months ended September 30, 2015 and 2014 was 14% and 23%, respectively, resulting from estimated full-year effective rates of 16% and 13%. The 14% effective tax rate applied to ANI for the three months ended September 30, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We would expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Management Fees:
Closed-end funds	$377,370	$404,925
Open-end funds	135,259	128,273
Evergreen funds	42,876	38,830
Total	$555,505	$572,028

Management fees decreased $16.5 million, or 2.9%, to $555.5 million for the nine months ended September 30, 2015, from $572.0 million for the nine months ended September 30, 2014, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $27.5 million, or 6.8%, to $377.4 million for the nine months ended September 30, 2015, from $404.9 million for the nine months ended September 30, 2014. The decrease reflected an aggregate decline of $57.5 million primarily among closed-end funds in liquidation, partially offset by $14.1 million attributable to the Highstar acquisition, $11.2 million from closed-end funds for which management fees are based on drawn capital or NAV, and $4.7 million from CLOs. Of the $27.5 million decrease, $12.9 million reflected an unfavorable change in foreign currency exchange rates.

•
Open-end funds.    Management fees attributable to open-end funds increased $7.0 million, or 5.5%, to $135.3 million for the nine months ended September 30, 2015, from $128.3 million for the nine months ended September 30, 2014, primarily as a result of net inflows to Emerging Markets Equities.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $4.1 million, or 10.6%, to $42.9 million for the nine months ended September 30, 2015, from $38.8 million for the nine months ended September 30, 2014, primarily reflecting drawdowns of capital commitments by Strategic Credit and Value Equities, partially offset by net outflows and market-value declines for Value Opportunities. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.46% as of September 30, 2015, from 1.55% as of September 30, 2014, largely as a result of Strategic Credit, for which the average management fee rate is lower than 1.55%.

Incentive Income
A summary of incentive income is set forth below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Incentive Income:
Closed-end funds	$230,948	$437,509
Evergreen funds	4	889
Total	$230,952	$438,398
Incentive income decreased $207.4 million, or 47.3%, to $231.0 million for the nine months ended September 30, 2015, from $438.4 million for the nine months ended September 30, 2014. Tax-related incentive distributions relating to tax year 2014 accounted for $142.9 million of the $231.0 million in the current-year period, down from a corresponding $219.7 million of the prior-year period’s $438.4 million. Of the remaining $88.1 million and $218.7 million for the current and prior-year periods, respectively, Opps VIIb accounted for $59.0 million and $174.6 million.
Investment Income
A summary of investment income is set forth below:

	Nine Months Ended September 30,
	2015	2014
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$13,250	$15,689
Convertible Securities	(246)	227
Distressed Debt	(34,889)	17,419
Control Investing	18,127	22,433
Real Estate	12,362	20,727
Listed Equities	4,737	6,380
Non-Oaktree funds	8,049	2,201
Income from investments in companies	35,483	13,242
Total investment income	$56,873	$98,318
Investment income decreased $41.4 million, or 42.1%, to $56.9 million for the nine months ended September 30, 2015, from $98.3 million for the nine months ended September 30, 2014, primarily reflecting lower overall returns from our fund investments. DoubleLine accounted for investment income of $40.4 million and $30.7 million in the nine months ended September 30, 2015 and 2014, respectively, of which performance fees accounted for $3.9 million and $5.3 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $16.1 million, or 5.5%, to $306.3 million for the nine months ended September 30, 2015, from $290.2 million for the nine months ended September 30, 2014. The increase primarily reflected growth in headcount, including the Highstar acquisition.
Equity-based Compensation
Equity-based compensation increased $13.5 million, or 94.4%, to $27.8 million for the nine months ended September 30, 2015, from $14.3 million for the nine months ended September 30, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $80.5 million, or 38.7%, to $127.3 million for the nine months ended September 30, 2015, from $207.8 million for the nine months ended September 30, 2014. The percentage decrease was smaller than the corresponding decline of 47.3% in incentive income, primarily as a result of catch-up tax distributions related to incentive interests awarded to certain investment professionals in 2014.
General and Administrative
General and administrative expense decreased $7.4 million, or 8.1%, to $84.0 million for the nine months ended September 30, 2015, from $91.4 million for the nine months ended September 30, 2014. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign currency hedges used to economically hedge our non-U.S. dollar denominated management fees and expenses, general and administrative expense decreased $7.3 million, or 7.5%, to $89.5 million from $96.8 million. The decline was primarily attributable to lower legal and professional fees and other general operating expenses, partially offset by higher placement fees.
Depreciation and Amortization
Depreciation and amortization expense increased $1.3 million, or 22.8%, to $7.0 million for the nine months ended September 30, 2015, from $5.7 million for the nine months ended September 30, 2014, primarily reflecting our plan to exercise an early-termination right and relocate our London office at year-end 2016, triggering the accelerated amortization of existing leasehold improvements through that date.
Interest Expense, Net of Interest Income
Interest expense, net increased $5.1 million, or 24.3%, to $26.1 million for the nine months ended September 30, 2015, from $21.0 million for the nine months ended September 30, 2014, primarily reflecting the senior notes issued in September 2014.
Other Income (Expense), Net
Other income (expense), net were expenses of $3.5 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. The current-year period primarily reflected losses associated with certain non-operating corporate activities. The prior-year period reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, partially offset by $1.5 million of income attributable to proceeds received as part of a 2010 arbitration award.
Adjusted Net Income
ANI decreased $215.5 million, or 45.2%, to $261.3 million for the nine months ended September 30, 2015, from $476.8 million for the nine months ended September 30, 2014, primarily reflecting decreases of $126.9 million in net incentive income, $41.4 million in investment income and $26.6 million in fee-related earnings.

Income Taxes-OCG
Income taxes decreased $4.8 million, or 27.4%, to $12.7 million for the nine months ended September 30, 2015, from $17.5 million for the nine months ended September 30, 2014.  The decrease was primarily attributable to the decline in adjusted net income-OCG before income taxes. The effective tax rates applied to ANI for the nine months ended September 30, 2015 and 2014 were 16% and 14%, respectively.  The 16% effective tax rate applied to ANI for the nine months ended September 30, 2015 was based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We would expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.
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
The following table presents our segment statements of financial condition:

	As of
	September 30, 2015	June 30, 2015	September 30, 2014
Assets:	(in thousands)
Cash and cash-equivalents	$417,168	$308,192	$595,610
U.S. Treasury securities	656,120	681,197	480,362
Corporate investments	1,465,195	1,560,235	1,465,211
Deferred tax assets	430,797	430,756	373,037
Receivables and other assets	263,680	269,112	331,294
Total assets	$3,232,960	$3,249,492	$3,245,514
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$314,757	$267,925	$347,329
Due to affiliates	370,949	371,276	321,430
Debt obligations	850,000	850,000	850,000
Total liabilities	1,535,706	1,489,201	1,518,759
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,097,164	1,146,303	1,182,870
Unitholders’ capital attributable to Oaktree Capital Group, LLC	600,090	613,988	543,885
Total capital	1,697,254	1,760,291	1,726,755
Total liabilities and capital	$3,232,960	$3,249,492	$3,245,514

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	September 30, 2015	June 30, 2015	September 30, 2014
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$446,151	$491,685	$338,414
Convertible Securities	18,452	19,709	18,782
Distressed Debt	388,459	416,532	480,555
Control Investing	255,798	256,963	249,896
Real Estate	148,853	142,513	132,124
Listed Equities	123,152	152,914	149,395
Non-Oaktree funds	69,146	65,351	48,886
Investments in companies	15,184	14,568	47,159
Total corporate investments	$1,465,195	$1,560,235	$1,465,211
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of September 30, 2015, we had $1.1 billion of cash and U.S. Treasury securities and $850 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of September 30, 2015. Oaktree’s investments in funds and companies had a carrying value of $1.5 billion as of September 30, 2015.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of September 30, 2015, corporate investments of $1.5 billion included unrealized investment income proceeds of $300 million, of which $150 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are discussed below.
Operating Activities
Net cash used in operating activities was $2.2 billion and $2.9 billion in the first nine months of 2015 and 2014, respectively. These amounts included, for the first nine months of 2015 and 2014, respectively, (a) net purchases of securities by the consolidated funds of $2.5 billion and $3.3 billion; (b) net realized gains on investments of the consolidated funds of $1.7 billion and $1.6 billion; and (c) changes in unrealized depreciation on investments of the consolidated funds of $3.3 billion and $168.4 million.
Investing Activities
Investing activities used $17.4 million and provided $168.5 million of cash in the first nine months of 2015 and 2014, respectively. Investing activities were primarily driven by net U.S. Treasury investment activities. Net activity from purchases, maturities and sales of U.S. Treasury securities included net purchases of $0.6 million and net proceeds of $196.2 million for the first nine months of 2015 and 2014, respectively. Corporate investments in funds and companies of $41.3 million and $23.4 million for the first nine months of 2015 and 2014, respectively, consisted of the following:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Funds	$237,111	$442,457
Eliminated in consolidation	(195,822)	(423,557)
Unconsolidated companies	—	4,481
Total investments	$41,289	$23,381

Distributions and proceeds from corporate investments in funds and companies of $45.6 million and $26.3 million for the first nine months of 2015 and 2014, respectively, consisted of the following:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Funds	$260,190	$268,550
Eliminated in consolidation	(238,633)	(262,992)
Unconsolidated companies	24,013	20,693
Total proceeds	$45,570	$26,251

Purchases of fixed assets were $21.1 million and $4.9 million for the first nine months of 2015 and 2014, respectively. Additionally, the prior-year period included a $25.6 million payment, net of cash acquired, for the Highstar acquisition.
Financing Activities
Financing activities provided $2.1 billion and $3.9 billion of cash in the first nine months of 2015 and 2014, respectively. For the first nine months of 2015 and 2014, respectively, financing activities included (a) net contributions from non-controlling interests in consolidated funds of $59.7 million and $1.2 billion; (b) net borrowings on credit facilities of the consolidated funds of $1.5 billion and $1.9 billion; (c) distributions to unitholders of $299.5 million and $449.3 million; (d) proceeds from debt obligations issued by our CLOs of $882.6 million and $978.5 million; (e) payments for debt issuance costs of $17.2 million and $20.0 million; and (f) purchases of OCGH units, net of issuance of Class A units, of $4.5 million and $1.8 million. Additionally, the first nine months of 2014 included net proceeds associated with the refinancing of our corporate credit facility of $268.3 million.
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
In addition to the 2009 Notes, as of September 30, 2015, we had two other series of senior notes outstanding, with an aggregate remaining principal balance of $100.0 million due in 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion.
In March 2014, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of September 30, 2015, we had no outstanding borrowings under the Revolver and were able to draw the full amount available without violating any financial maintenance covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of September 30, 2015, we were required to maintain approximately $65.4 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of September 30, 2015, future payments of this nature were estimated to aggregate $40.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $79.0 million over the period ending approximately in 2034 with respect to our initial public offering.
In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of September 30, 2015, future payments with respect to the May 2013 Offering were estimated to aggregate $109.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of September 30, 2015, future payments with respect to the March 2014 Offering were estimated to aggregate $80.0 million over the period ending approximately in 2036.
In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of September 30, 2015, future payments with respect to the March 2015 Offering were estimated to aggregate $62.5 million over the period ending approximately in 2037.
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2015.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2015:

	Remaining Three Months of 2015	2016-2017	2018-2019	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$3,479	$20,176	$20,760	$60,490	$104,905
Debt obligations payable	—	100,000	500,000	250,000	850,000
Interest obligations on debt (2)	12,769	66,313	57,735	82,489	219,306
Tax receivable agreement	15,825	39,869	43,445	271,810	370,949
Contingent consideration (3)	31,603	—	—	—	31,603
Commitments to Oaktree and third-party funds (4)	436,614	—	—	—	436,614
Subtotal	500,290	226,358	621,940	664,789	2,013,377
Consolidated Funds:
Debt obligations payable	6,228,361	—	—	—	6,228,361
Interest on debt obligations	38,579	—	—	—	38,579
Debt obligations of CLOs	—	51,436	97,603	2,202,233	2,351,272
Interest on debt obligations of CLOs (2)	13,559	108,335	104,714	367,741	594,349
Commitments to fund investments (5)	1,492,219	—	—	—	1,492,219
Total	$8,273,008	$386,129	$824,257	$3,234,763	$12,718,157

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

(3)
This represents the undiscounted contingent consideration obligation as of September 30, 2015 related to the Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2015 column.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2015.
As of September 30, 2015, none of the incentive income we had recognized was subject to clawback by the funds.

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
The table below summarizes the investments and other financial instruments, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of September 30, 2015	Level I	Level II	Level III	Total
Closed-end funds	$3,451,760	$8,518,210	$27,529,703	$39,499,673
Open-end funds	1,093,655	4,625,075	60,610	5,779,340
Evergreen funds	416,542	624,223	664,044	1,704,809
Total	$4,961,957	$13,767,508	$28,254,357	$46,983,822

As of December 31, 2014
Closed-end funds	$4,169,235	$8,518,277	$25,497,911	$38,185,423
Open-end funds	1,084,571	4,996,824	51,174	6,132,569
Evergreen funds	721,422	730,022	742,613	2,194,057
Total	$5,975,228	$14,245,123	$26,291,698	$46,512,049

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2015, we had investments at fair value of $47.7 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation on the consolidated funds’ investments of $4.8 billion. Inasmuch as this effect would primarily be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be largely unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by short-term changes in market values to the extent they are based on NAV, in which case the effect is prospective. For the nine months ended September 30, 2015 and 2014, NAV-based management fees represented approximately 36% and 33%, respectively, of total management fees. Based on investments held as of September 30, 2015, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.6 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of September 30, 2015, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $279.2 million decrease in the amount of investment income. The estimated decline of $279.2 million is greater than 10% of the September 30, 2015 corporate investments balance primarily because of our investments in levered senior loan products. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.

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
We estimate that for the nine months ended September 30, 2015, without considering the impact of derivative instruments, a 10% decline in the average rate of exchange of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $7.8 million;

•	our operating expenses would have increased by $10.2 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $1.6 million; and

•	our income tax expense would have decreased by $0.3 million.
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
Interest-rate Risk
As of September 30, 2015, Oaktree and its operating subsidiaries had $850.0 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan’s floating interest rate to fixed through January 2017. As a result, for the nine months ended September 30, 2015, there would not have been a material impact to interest expense of Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.1 billion of aggregate segment cash and U.S. Treasury securities as of September 30, 2015, we estimate that Oaktree and its operating subsidiaries would generate an additional $10.8 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements, debt issued by our CLOs and certain other investment financing arrangements. Most of these debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of September 30, 2015, $8.6 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $84.3 million in the event interest rates were to increase by 100 basis points.
As credit-oriented investors, we are also subject to interest-rate risk through the securities we hold in our consolidated funds. A 100-basis point increase in interest rates would be expected to negatively affect prices of securities that accrue interest income at fixed rates and therefore negatively impact the net change in unrealized appreciation (depreciation) on consolidated funds’ investments. The actual impact is dependent on the average duration of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100-basis point increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. Inasmuch as these effects are almost entirely attributable to non-controlling interests, net income attributable to OCG would largely be unaffected. In cases where our funds pay management fees based on NAV, we would expect our segment management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, during the third quarter of 2015, we issued an aggregate of 187,721 Class B units to OCGH which corresponded to the number of OCGH units issued by OCGH to certain of our employees pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of September 30, 2015
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb	TBD	—	$7,042	$—	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (6)	TBD (7)	—	2,808	211	(12)	—	199	205	—	—	214	nm	nm	1.0x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	4,813	(235)	3	4,575	4,966	—	—	5,399	0.1%	(3.4)%	1.0
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	2,692	550	643	2,599	2,319	52	—	2,809	9.1	5.7	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	1,094	497	950	641	642	15	—	564	14.0	11.6	1.5
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	4,507	2,033	3,945	2,595	2,236	143	252	2,152	13.1	8.9	1.6
Special Account A	Nov. 2008	Oct. 2012	253	253	291	463	81	75	42	16	—	28.7	23.2	2.2
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	9,844	8,767	17,328	1,283	1,491	1,453	251	—	22.1	16.8	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	3,598	1,438	4,597	439	783	81	—	550	10.3	7.6	1.5
OCM Opportunities Fund VI	Jul. 2005	Jul. 2008	1,773	1,773	1,307	2,833	247	380	134	121	—	12.0	8.8	1.8
OCM Opportunities Fund V	Jun. 2004	Jun. 2007	1,179	1,179	954	2,049	84	—	170	17	—	18.5	14.1	1.9
Legacy funds (8).	Various	Various	9,543	9,543	8,199	17,695	47	—	1,113	10	—	24.2	19.3	1.9
												22.2%	16.5%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII	TBD	—	$1,629	$—	$—	$—	$—	$96	$—	$—	$—	n/a	n/a	n/a
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	2,677	863	52	3,488	2,610	2	164	2,986	23.3%	15.6%	1.4x
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	1,283	866	913	1,236	618	30	135	771	19.2	14.1	1.8
Special Account D	Nov. 2009	Nov. 2012	256	263	170	254	179	93	2	15	118	15.4	13.2	1.7
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	450	382	556	276	174	15	57	106	16.6	11.3	2.0
OCM Real Estate Opportunities Fund III	Sep. 2002	Sep. 2005	707	707	637	1,290	54	—	115	11	—	15.5	11.5	2.0
Legacy funds (8).	Various	Various	1,634	1,610	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
												15.8%	12.3%
Real Estate Debt
Oaktree Real Estate Debt Fund (9).	Sep. 2013	Sep. 2016	$1,112	$173	$37	$27	$183	$189	$—	$5	$157	24.6%	17.6%	1.3x
Oaktree PPIP Fund (10) .	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2	n/a	1.4

European Principal Investments (11)
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	€2,650	€1,128	€284	€3,494	€3,228	€—	€219	€2,821	23.2%	14.9%	1.5x
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	€1,685	€809	€1,475	€1,019	€1,041	€29	€69	€926	12.7	8.3	1.6
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	$473	$452	$822	$103	$93	$30	$57	$—	11.7	8.9	2.1
												15.1%	10.3%
European Private Debt
Oaktree European Dislocation Fund (9).	Oct. 2013	Oct. 2016	€294	€157	€18	€49	€126	€144	€—	€3	€115	25.7%	18.1%	1.1x
Special Account E	Oct. 2013	Apr. 2015	€379	€261	€34	€31	€264	€233	€—	€5	€250	14.9	11.4	1.1
												17.6%	13.1%

			As of September 30, 2015
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri-butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Global Principal Investments
Oaktree Principal Fund VI (6)	TBD (7)	—	$1,083	$97	$23	$26	$94	$95	$—	$5	$73	nm	nm	1.3x
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	2,827	2,586	571	1,103	2,054	1,839	50	—	2,309	10.4%	6.2%	1.3
Special Account C	Dec. 2008	Feb. 2014	505	460	236	297	399	389	16	30	332	13.8	9.6	1.6
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	3,328	2,013	3,438	1,903	1,207	22	135	1,736	10.9	8.1	1.7
OCM Principal Opportunities Fund III	Nov. 2003	Nov. 2008	1,400	1,400	876	2,159	117	—	147	22	—	13.9	9.5	1.8
Legacy funds (8).	Various	Various	2,301	2,301	1,839	4,137	3	—	236	1	—	14.5	11.6	1.8
												13.1%	9.6%
Power Opportunities
Oaktree Power Opportunities Fund IV	TBD	—	$1,106	$—	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	649	227	362	514	447	—	43	419	20.4%	10.9%	1.5x
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	541	1,453	1,982	12	—	100	1	—	76.1	58.8	3.9
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												34.7%	26.6%
Infrastructure Investing
Highstar Capital IV (12).	Nov. 2010	Nov. 2016	$2,346	$1,858	$305	$302	$1,861	$1,882	$—	$—	$1,499	14.7%	7.5%	1.3x

Mezzanine Finance
Oaktree Mezzanine Fund IV (6) (9)	Oct. 2014	Oct. 2019	$647	$132	$4	$3	$133	$127	$—	$—	$136	nm	nm	1.1x
Oaktree Mezzanine Fund III (13).	Dec. 2009	Dec. 2014	1,592	1,423	334	1,146	611	559	1	23	584	15.3%	10.4% / 8.1%	1.3
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	1,107	525	1,396	236	257	—	—	245	11.4	7.9	1.6
OCM Mezzanine Fund (14).	Oct. 2001	Oct. 2006	808	773	302	1,073	2	—	38	—	—	15.4	10.8 / 10.5	1.5
												13.3%	8.9%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2016	$384	$162	$(23)	$—	$139	$364	$—	$—	$179	(7.6)%	(11.2)%	0.9x
Special Account F	Jan. 2014	Jan. 2017	253	112	(16)	—	96	95	—	—	123	(9.0)	(11.2)	0.9
				70,873	(11)			29,417	(11)	1,701	(11)	(8.1)%	(11.2)%
		Other (15)		11,795				7,437		31
		Total (16)		$82,668	(17)			$36,854		$1,732

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) exclude Oaktree segment incentive income previously recognized.

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

(5)	Multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.

(6)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through September 30, 2015 was less than 18 months.

(7)
As of September 30, 2015, Oaktree has not yet commenced the fund's investment period and, as a result, as of September 30, 2015 management fees were assessed only on the drawn capital, and management fee-generating AUM included only that portion of committed capital.

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

(9)
Management fees during the investment period are calculated on drawn, rather than committed, capital. As a result, as of September 30, 2015 management fee-generating AUM included only that portion of committed capital that had been drawn.

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

(11)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from Euros to USD using the September 30, 2015 spot rate of $1.12.

(12)
The fund includes co-investments of $461 million in AUM for which we earn no management fees or incentive allocation. Those co-investments have been excluded from the calculation of gross and net IRR, as well as the unreturned drawn capital plus accrued preferred return amount and multiple of drawn capital. The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of September 30, 2015, Oaktree had not recognized any incentive income from this fund. Additionally, under the terms of the Highstar acquisition, Oaktree is effectively entitled to approximately 8% of the potential incentives generated by this fund.

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

(15)
This includes our closed-end Senior Loan funds, Oaktree Asia Special Situations Fund, OCM Asia Principal Opportunities Fund, CLOs, one separate account and, in the case of management fee-generating AUM and accrued incentives (fund level), a non-Oaktree fund, one separate account, two co-investments and certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies.

(16)
This excludes two closed-end funds with management fee-generating AUM aggregating $510 million as of September 30, 2015, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $337 million of management fee-generating AUM.

(17)	The aggregate change in drawn capital for the three months ended September 30, 2015 was $1.8 billion.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Sept. 30, 2015	Twelve Months Ended September 30, 2015			Since Inception through September 30, 2015
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$15,313	(2.8)%	(3.3)%	(4.4)%	9.3%	8.8%	8.3%	0.77	0.53
Global High Yield Bonds	Nov. 2010	4,249	(2.5)	(3.0)	(3.2)	6.6	6.0	5.7	0.98	0.91
European High Yield Bonds	May 1999	1,143	1.5	1.0	0.8	7.9	7.4	6.0	0.65	0.38
U.S. Convertibles	Apr. 1987	4,488	(3.6)	(4.1)	(2.2)	9.5	9.0	8.0	0.48	0.34
Non-U.S. Convertibles	Oct. 1994	2,297	3.7	3.2	5.2	8.6	8.0	5.8	0.78	0.40
High Income Convertibles	Aug. 1989	876	1.6	0.9	(4.5)	11.5	10.6	8.0	1.03	0.56
U.S. Senior Loans	Sept. 2008	2,696	(0.8)	(1.3)	1.2	6.2	5.7	5.2	1.07	0.59
European Senior Loans	May 2009	1,564	2.8	2.2	3.2	8.9	8.4	10.0	1.68	1.76
Emerging Markets Equities	Jul. 2011	3,214	(24.8)	(25.4)	(19.3)	(5.8)	(6.5)	(6.0)	(0.30)	(0.33)
Total		$35,840

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.
Evergreen Funds

		As of September 30, 2015				Twelve Months Ended September 30, 2015		Since Inception through September 30, 2015
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	Jul. 2012	$3,040	$2,022	$ n/a		(5.7)%	(6.4)%	8.0%	5.8%
Value Opportunities	Sept. 2007	1,511	1,453	—	(3)	(14.8)	(16.1)	9.5	5.2
Value Equities (4).	Apr. 2014	311	197	—	(3)	nm	nm	nm	nm
Emerging Markets Absolute Return	Apr. 1997	142	123	—	(3)	(8.3)	(8.8)	13.3	8.9
			3,795	—
Restructured funds (5)			—	5
Total (2)(6)			$3,795	$5

(1)	Returns represent time-weighted rates of return.

(2)	Includes two closed-end funds with an aggregate $756 million and $510 million of AUM and management fee-generating AUM, respectively.

(3)
As of September 30, 2015, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $223 million for Value Opportunities, $18 million for Value Equities and $13 million for Emerging Markets Absolute Return.

(4)	Rates of return are not considered meaningful (“nm”) because the since-inception period as of September 30, 2015 was less than 18 months.

(5)
Oaktree manages three restructured evergreen funds that are in liquidation: Oaktree European Credit Opportunities Fund, Oaktree High Yield Plus Fund and Oaktree Japan Opportunities Fund (Yen class). As of September 30, 2015, these funds had gross and net IRRs since inception of (2.2)% and (4.7)%, 7.5% and 5.2%, and (4.9)% and (5.8)%, respectively, and in the aggregate had AUM of $107 million. Additionally, Oaktree High Yield Plus Fund had accrued incentives (fund level) of $5 million as of September 30, 2015.

(6)
Total excludes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $337 million of management fee-generating AUM as of September 30, 2015.

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
Date: November 5, 2015

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