Form 10-K
period 2015-12-31
Oaktree Capital Group, LLC
filed 2016-02-26
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Class A units of the registrant held by non-affiliates as of June 30, 2015 was approximately $2.6 billion.
As of February 23, 2016, there were 61,922,641 Class A units and 91,937,873 Class B units of the registrant outstanding.
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
“OCGH unitholders” refers collectively to our senior executives, current and former employees and certain other investors who hold interests in the Oaktree Operating Group through OCGH.
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

•
“management fee-generating assets under management,” or “management fee-generating AUM,” is a forward-looking metric and reflects the beginning AUM on which we will earn management fees in the following quarter, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment and Operating Metrics—Assets Under Management—Management Fee-generating Assets Under Management.”

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

•
our U.S. Convertible Securities strategy, to an Oaktree custom convertible index that represents the Credit Suisse Convertible Securities Index from inception through December 31, 1999, the Goldman Sachs/Bloomberg Convertible 100 Index from January 1, 2000 through June 30, 2004, and the BofA Merrill Lynch All U.S. Convertibles Index thereafter;

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

Part I.
Item 1. Business
Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $97 billion in assets under management (“AUM”) as of December 31, 2015. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over nearly three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
Our founders were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots we have developed an array of specialized credit- and equity-oriented strategies. Our 287 investment professionals include 151 senior investment professionals with an average 19 years of industry experience, who between them possess the investing, research, analytical, legal, trading and other skills, relationships and experience that are necessary for long-term success in our complex markets. Additionally, our compensation and other personnel practices foster a collaborative culture that facilitates complementary investment strategies benefiting from shared knowledge and insights.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has nearly doubled over the past decade, to more than 2,100, including 75 of the 100 largest U.S. pension plans, 39 states in the United States, 434 corporations and/or their pension funds, approximately 370 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 300 other non-U.S. institutional investors. Our 25 largest clients participate in an average of four different investment strategies, reflecting the confidence engendered by our consistent firm-wide investment approach. Approximately 12% of our AUM represents high-net-worth individuals or sub-advisory relationships with mutual funds, indicating both the broadening appeal of alternatives to individual investors and our heightened focus on that market.
Since Oaktree’s founding in 1995, our AUM has grown significantly, even as we have distributed $79 billion from our closed-end funds.  Although we limit our AUM when appropriate in order to better position us to generate superior risk-adjusted returns, we have a long-term track record of organically growing our investment strategies, increasing our AUM and expanding our client base. In 2015, we raised gross capital of $23.1 billion, a record amount for any calendar year, resulting in a record $21.7 billion of uncalled capital commitments as of December 31, 2015.
As shown in the chart below, our AUM has grown to $97.4 billion as of December 31, 2015 from $30.0 billion a decade earlier.  Over the same period, management fee-generating assets under management (“management fee-generating AUM”) grew from $28.0 billion to $78.9 billion, and incentive-creating assets under management (“incentive-creating AUM”) increased from $10.1 billion to $31.9 billion.

Year-end AUM

We have systematically broadened employee ownership since our founding to help align interests among employees, our clients and other stakeholders, as well as to facilitate a smooth generational transfer of management and ownership. As of December 31, 2015, we had 924 employees, including 235 employee-owners, with offices in 17 cities across 12 countries, of which the largest offices are in Los Angeles (headquarters), London, New York City and Hong Kong.
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
Structure of Funds
Closed-end Funds
Our closed-end funds are typically structured as limited partnerships that have a 10- or 11-year term and have a specified period during which clients can subscribe for limited partnership interests in the fund. Once a client is admitted as a limited partner, that client is required to contribute capital when called by us as the general partner, and generally cannot withdraw its investment. Our closed-end funds have an investment period that generally ranges from three to five years, during which we are permitted to call the committed capital of those funds to make investments. As closed-end funds liquidate their investments, we typically distribute the proceeds to the clients, although during the investment period we have the ability to retain or recall such proceeds to make additional investments. Once we have committed to invest approximately 80% of the capital in a particular fund, we typically raise a new fund in the same strategy, generally ensuring that we always have capital to invest in new opportunities. We may also provide discretionary management services for clients within our closed-end fund strategies through a separate account or a limited partnership or limited liability company managed by us with the client as the sole limited partner or sole non-managing member (a “fund-of-one”).
Our closed-end funds also include collateralized loan obligation vehicles (“CLOs”) for which we serve as collateral manager. CLOs are structured finance vehicles in which we make an investment and for which we are entitled to earn management fees. Investors in CLOs are generally unable to redeem their interests until the CLO liquidates, is called or otherwise terminates.
Open-end Funds
Our commingled open-end funds are typically structured as limited partnerships that are designed to admit clients as new limited partners (or accept additional capital from existing limited partners) on an ongoing basis during the fund’s life. Clients in commingled open-end funds typically contribute all of their committed capital upon being admitted to the fund. These funds do not have an investment period and do not distribute proceeds of realized investments to clients. We are permitted to commit the fund’s capital (including realized proceeds) to new investments at any time during the fund’s life. Clients in commingled open-end funds generally have the right to withdraw their capital from the fund on a monthly basis (with prior written notice of up to 90 days).
We also provide discretionary management services for clients through separate accounts, predominantly within the open-end fund strategies. Clients establish accounts with us by depositing funds or securities into accounts maintained by qualified independent custodians and granting us discretionary authority to invest such funds pursuant to their investment needs and objectives, as stated in an investment management agreement. Separate account clients generally may terminate our services at any time by providing us with prior notice of 30 days or less.

Evergreen Funds
Our evergreen funds invest in marketable securities, private debt and equity, and in certain cases on a long or short basis. As with open-end funds, commingled evergreen funds are designed to accept new capital on an ongoing basis and generally do not distribute proceeds of realized investments to clients. We also provide discretionary management services for clients through separate accounts or funds-of-one within our evergreen fund strategies. Clients in evergreen funds are generally subject to a lock-up, which restricts their ability to withdraw their entire capital for a certain period of time after their initial subscription.
Management Fees
We receive management fees monthly or quarterly based on annual fee rates. While we typically earn management fees for each of the funds and accounts that we manage, the contractual terms of those management fees vary by certain factors, such as fund structure. In the case of most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. For certain closed-end funds (such as Oaktree European Dislocation Fund, Oaktree Real Estate Debt Fund and Oaktree Mezzanine Fund IV), management fees during the investment period are calculated based on drawn capital. Additionally, for those closed-end funds for which management fees are based on committed capital, we may elect to delay the start of the fund’s investment period and thus its full management fees; instead, earning management fees based only on drawn capital or leverage for the period between the first drawdown of capital or leverage and the date on which we elect to start the investment period. Our right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period, even if assets remain to be liquidated. In the case of CLOs, a portion of our management fees are dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. In the case of certain open-end and evergreen fund accounts, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate. From time to time, we may in our sole discretion afford certain investors in our funds or clients of separate accounts more favorable economic terms than other investors in the same investment strategy, including with respect to management and performance-based fees, generally based on the aggregate size of commitments of such investor or client, as applicable, to one or more funds or accounts managed by us.
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
Investment Income
We earn segment investment income from our corporate investments in funds and companies, with Oaktree-managed funds constituting the bulk of our corporate investments. Our investments in Oaktree-managed funds generally fall into one of four categories: general partner interests in commingled funds or funds-of-one, investments in CLOs, seed capital for new investment strategies prior to third-party capital raising, and corporate cash management. In the case of general partner interests in our closed-end or evergreen funds, we typically invest the greater of 2.5% of committed capital or $20 million in each fund, not to exceed $100 million per fund. For CLOs, we generally invest 5%, but no more than 10%, of the CLO’s total par value. For strategic purposes, we also invest in a handful of third-party managed funds or companies.

Our investments in companies include a one-fifth equity stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), a Southern California-based investment management firm that sought our start-up consulting and financial involvement shortly after its founding in December 2009 by Jeffrey Gundlach and others who had previously worked together for over 20 years.  From first managing assets in April 2010, DoubleLine has grown to nearly $85 billion in assets under management as of December 31, 2015.  DoubleLine invests across fixed income, equities and commodities through mutual funds, hedge funds and separate accounts.
Our Investment Approach
Our goal is excellence in investing. This means achieving attractive returns without commensurate risk, an imbalance which can only be achieved in markets that are not “efficient.” Although we strive for superior returns, our first priority is that our actions produce consistency, protection of capital and superior performance in bad times. At our core, we are contrarian, value-oriented investors focused on buying securities and companies at prices below their intrinsic value and selling or exiting those investments when they become fairly or fully valued. We believe we can do this best by investing in markets where specialization and superior analysis can offer an investing edge.
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

•
Focus on Fundamental Analysis.    We employ a bottom-up approach to investing, based on proprietary, company-specific research. We seek to generate outperformance from in-depth knowledge of companies and their securities, not from macro-forecasting. Our 287 investment professionals have developed a deep and thorough understanding of a wide number of companies and industries, providing us with a significant institutional knowledge base.

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

Our Asset Classes and Investment Strategies
We manage investments in a number of strategies within six asset classes: Corporate Debt, Convertible Securities, Distressed Debt, Control Investing, Real Estate and Listed Equities. The diversity of our investment strategies allows us to meet a wide range of investor needs suited for different market environments globally and, for certain strategies, targeted regions, while providing us with a long-term diversified revenue base. Our AUM by asset class and investment strategy as of December 31, 2015 is shown below:

	Strategy Inception			Strategy Inception
		AUM			AUM
		(in millions)			(in millions)
Corporate Debt:			Control Investing:
U.S. High Yield Bonds	1986	$14,545	Global Principal Investments	1994	$5,511
Global High Yield Bonds	2010	4,113	European Principal Investments	2006	6,122
European High Yield Bonds	1999	1,127	Power Opportunities	1999	1,746
U.S. Senior Loans	2007	8,077	Infrastructure Investing (1)	2014	2,572
European Senior Loans	2009	2,532	Other		228
Mezzanine Finance	2001	1,591			16,179
Strategic Credit	2012	2,942	Real Estate:
European Private Debt	2013	621	Real Estate Opportunities	1994	7,736
Emerging Markets Total Return	2015	207	Real Estate Debt	2012	1,355
		35,755			9,091
Convertible Securities:			Listed Equities:
U.S. Convertible Securities	1987	3,965	Emerging Markets Equities	2011	3,044
Non-U.S. Convertible Securities	1994	2,084	Emerging Markets Absolute Return	1997	146
High Income Convertible Securities	1989	768	Value Equities	2012	307
		6,817	Other		79
Distressed Debt:					3,576
Distressed Debt	1988	23,850
Value Opportunities	2007	1,291	Total		$97,359
Emerging Markets Opportunities	2012	800
		25,941

(1)	Oaktree acquired the Highstar Capital team in August 2014, which represents the inception date of this strategy. Highstar’s inception date was 2000.

We add an investment strategy when we identify a market with potential for attractive returns that we believe can be exploited in a risk-controlled fashion, and where we have access to the investment talent capable of producing the results we seek. We consider it far more important to avoid mistakes than to capture every opportunity. Because of the high priority we place on assuring that these requirements are met, we prefer that new products represent “step-outs” from our current investment strategies into related fields that are managed by people with whom we have had extensive experience or for whom we can validate qualifications.
Our asset classes and investment strategies are described below:
Corporate Debt
High Yield Bonds
We view high yield bond investing as the conscious bearing of risk for potential profit, and we follow a defensive, downside-oriented strategy focused on gauging credit risk.  Rather than stretching for higher yields, our primary focus is managing risk and avoiding defaults.  Since the inception of the U.S. strategy in 1986, our holdings have experienced an average default rate equal to approximately one-third the high yield bond market as a whole.  Our team’s analytical and investment skills also are evidenced by the fact that in each of our strategy’s 30 years, its portfolio holdings have garnered a larger percentage of rating-agency upgrades than downgrades.
We were among the first firms to establish a dedicated European high yield bond strategy in 1999.  In recent years, the European high yield bond market has grown significantly, which has allowed us to construct portfolios of bonds issued by credit-worthy companies from a variety of sectors across developed European countries. This strategy is managed by a dedicated team of leveraged-finance specialists in our London office and employs the same investment approach successfully applied by our U.S. High Yield Bond team. Over the years, many of our U.S. clients invested in our European fund to enhance performance and increase portfolio diversification, resulting in the Expanded High Yield Bond strategy.  In 2010, we established Global High Yield Bonds, a single portfolio approach to invest in the U.S. and European markets, capitalizing on the expertise of our research teams.  Rather than combining two diversified portfolios, this approach combines the best relative value opportunities within the two markets into a single fund or account.
Senior Loans
In September 2007 we formed the U.S. Senior Loan strategy to capitalize on the backlog of unsold or “hung” bridge loans held by investment banks near the start of the global financial crisis. As the market environment changed, we expanded the strategy to include investing in senior bank loans. Investments include bank loans and senior debt from the middle- and upper-quality tiers of the non-investment grade debt market. In most instances, these instruments constitute the most senior position in the capital structure of the borrower. In May 2009, we capitalized on our experience in senior loans and European high yield bonds by forming the European Senior Loan strategy to invest in senior secured loans in the growing European bank loan market.
In 2012, we added a new product under the Senior Loan umbrella, Enhanced Income, to create a portfolio of below investment grade loans using a moderate amount of leverage. Building on our experience in Senior Loans and Enhanced Income, in 2014 we added CLOs to our product offerings, both in the U.S. and Europe. CLOs are securities backed by a diversified pool of below-investment grade loans sold to investors often seeking greater diversity and/or the potential for higher-than-average returns. Both Enhanced Income and our fully-levered CLOs utilize the same investment approach as our Senior Loan strategy.
Mezzanine Finance
In 2001 we created the Mezzanine Finance strategy to capitalize on our expertise in credit analysis after we observed a gap in the availability of mezzanine capital to many attractive companies that were considered too small for the high yield bond market. Our strong relationships with small-cap and mid-cap private equity sponsors constitute a major advantage in our Mezzanine investment process. The strategy targets middle market companies with enterprise values between $150 million and $750 million, which are either too small to access the public markets or too large for most other mezzanine funds. We believe this part of the market presents attractive opportunities to help finance leveraged buyouts, recapitalizations, acquisitions and corporate growth. The Mezzanine Finance strategy seeks to earn an attractive current return and achieve long-term capital appreciation without subjecting principal to undue risk.
Strategic Credit
In 2012, we introduced Strategic Credit as a step out from our Distressed Debt strategy, to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high yield bond creditors. This strategy seeks to achieve an attractive total return by investing in public and private performing debt of stressed U.S. and non-U.S. companies.
European Private Debt
We introduced European Private Debt in 2013 to capitalize on opportunities resulting from the decline in European bank lending and our significant industry experience, knowledge and deep relationships across the continent. The strategy seeks to achieve attractive, risk-adjusted absolute returns by making primary investments in high-yielding debt or preferred equity of healthy companies that require liquidity for acquisitions, buyout of minority investors, debt restructurings, recapitalizations or acquisitions of hard assets.
Emerging Markets Total Return
In 2015, we introduced Emerging Markets Total Return to third-party investors to capitalize on the nascent market of stressed credits falling out of the investment-grade and high yield fixed income emerging markets universe.  This strategy invests primarily in performing emerging market credit, seeking to achieve an attractive total return by taking advantage of market inefficiencies and geopolitical complexities in the emerging markets credit universe.

Convertible Securities
Convertible securities are part debt and part equity. Applying our risk-control investment approach to these securities, we attempt to capture most of the performance of equities in rising markets and to outperform equities in flat or down markets. Our goal is to capture the vast majority of the performance of equities over full market cycles with reduced volatility and/or substantially outperform straight bonds with similar levels of risk. To reduce risk, we broadly diversify and focus on convertibles that provide pronounced downside protection. We manage three convertible securities strategies that focus on different regions and market sections – U.S., non-U.S. and “high income” convertibles. High income, or “busted,” convertibles offer a unique combination of high current yield and yield-to-maturity, plus the potential for significant equity-driven capital appreciation.
Distressed Debt
Distressed Opportunities
Our Distressed Debt team was an industry pioneer and has been one of its leaders since the inception of the strategy in 1988. The team focuses primarily on investments in distressed companies that are perceived to have substantial asset values or business franchises, and are in industries going through periods of transition or dislocation. Our approach seeks to combine protection against loss, which generally comes from buying claims on assets at bargain prices, with the substantial gains to be achieved by returning companies to financial viability through restructuring. We take an opportunistic approach to investing, with the flexibility and expertise to choose from a broad range of investments, including leveraged loans, bonds, equity securities, companies or hard assets. Building on our Distressed Debt team’s experience in the U.S., we have established a significant presence in Europe to capitalize on opportunities in that region.
Value Opportunities
We launched Value Opportunities in September 2007 for investors who had expressed interest in a more liquid version of the Distressed Debt strategy. The fund is managed by the Distressed Debt team and invests mainly in distressed debt and other value-oriented investments for which there is a liquid market. Inasmuch as this strategy is intended to be opportunistic, the composition of the portfolio is designed to capitalize on changing market conditions. In general, this strategy employs similar strategies and tactics with regard to distressed investments as the Distressed Debt strategy, but it may be more aggressive and more oriented to short-term trading (and may make greater use of leverage, shorting and derivatives) with respect to its non-distressed investments.
Emerging Markets Opportunities
We launched this strategy in 2012 as an expansion our of Distressed Debt strategy. The Emerging Markets Opportunities strategy targets stressed, distressed and other value-oriented fixed income, hybrid and equity investments in emerging markets. In contrast to developed markets, macroeconomic events, political crises and a misunderstanding among many investors of emerging market complexities give rise to more pronounced disruptions and an enhanced opportunity set for us to take advantage of such opportunities. This strategy is managed by a U.S.-based group that leverages our Distressed Debt team’s experience and expertise, and employs an established, flexible external network of local advisers to enhance deal flow, access local market intelligence and address the intricacies of jurisdictional differences and industry and local regulatory developments.
Control Investing
Principal Investing
The Global and European Principal Investment strategies typically target investments through capital infusions into distressed or “stressed” companies, acquisition of distressed securities with an expected outcome of a debt for equity conversion (“distress-for-control”), or distressed and special situations private equity investments in targeted industries. Our team’s private equity and distressed debt experience allows us a competitive advantage in accessing distressed debt, negotiating through the bankruptcy process for control of a business and maximizing the value of an investment once we obtain control. Our European investments have focused on complex business restructurings, industries in which we have particular expertise and cross-border investments that benefit from European integration or provide opportunity for global distribution. We have experienced in-house portfolio enhancement teams in both the U.S. and Europe that are dedicated to identifying and implementing operational, strategic and financial enhancements at portfolio companies.

Power Opportunities
Beginning in 1996, the Control Investing strategy made a number of power- and energy-related investments jointly with an independent firm, GFI Energy Ventures (“GFI”), a firm founded in 1995. In 2009, GFI personnel joined us and, starting with Oaktree Power Opportunities Fund III, we became the sole manager of the strategy. The Power Opportunities funds seek to make controlling equity investments in companies providing equipment, software and services used in the generation, transmission, distribution, marketing, trading and consumption of power and other similar services. The strategy invests in proven performers and market leaders, not start-up ventures or turnarounds.
Infrastructure Investing
In August 2014, we acquired the Highstar Capital team and certain Highstar entities (collectively “Highstar”) to facilitate the expansion of our Power Opportunities strategy to capitalize on investment opportunities created by aging infrastructure assets and the expansion of existing infrastructure to adapt to changing energy markets. Highstar was founded in 2000. This strategy seeks to capitalize on these and similar opportunities by originating, owning and operating infrastructure and related investments, primarily in North America.
Real Estate
Real Estate Opportunities
The Real Estate team targets a diverse range of global opportunities across all areas of this asset class, with an emphasis on debt or equity investments in commercial real estate, corporate real estate, structured finance, commercial non-performing loans, residential real estate and non-U.S. real estate. Investments may include direct property investments; investments in real estate-related corporations; commercial mortgage-backed securities and related securities; residential land, assets and loan pools; small-balance commercial loan pools; and non-U.S. investments. The team also occasionally pursues development opportunities with aligned, high-quality partners.
Real Estate Debt
Our management of the Oaktree PPIP Fund, organized pursuant to the U.S. Treasury Department’s program to address troubled real estate-related assets during the global financial crisis, spurred us to offer Real Estate Debt as a successor strategy in 2012. This strategy specializes in debt-driven opportunities similar to that of the Real Estate strategy (e.g., commercial real estate, corporate real estate, structured finance, commercial non-performing loans, residential real estate and non-U.S. real estate), and invests in commercial mortgage-backed securities, commercial and residential mortgages, mezzanine loans and corporate debt.
Listed Equities
Emerging Markets Equities
As a step-out from our Emerging Markets Absolute Return strategy, in 2011 we added the long-only Emerging Markets Equities strategy, which we manage through funds, mutual fund sub-advisory relationships and separate accounts.  The strategy invests on a long-only basis in the equities of emerging market companies in the Asia Pacific region, Latin America, Eastern Europe, the Middle East, Africa and Russia.
Value Equities
We launched this strategy to third-party investors in 2014 as a step-out from our Distressed Debt platform. Similar to our Distressed Debt and Value Opportunities strategies, Value Equities employs a bottom-up, value-oriented investment approach focused on long-term principal appreciation and preservation of capital. This strategy seeks to achieve attractive, risk-adjusted returns by opportunistically assembling and managing a concentrated portfolio of stressed, post-reorganization and value equities that offer asymmetric return profiles.

Our Investment Performance
Our investment professionals have generated impressive investment performance through multiple market cycles. As of December 31, 2015, our incentive-creating closed-end funds had produced a since-inception aggregate gross IRR of 19.0% on over $72 billion of drawn capital. Of the 54 incentive-creating closed-end funds we manage that commenced before July 1, 2014, 50 had positive net IRRs as of December 31, 2015, an achievement that reflects, among many factors, our practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities.
Information regarding our most significant and longest-managed closed-end funds is shown below, as of or for the periods ended December 31, 2015. Please see “Fund Data” below for more information regarding the performance of our closed-end funds.

	Strategy Inception	Total Drawn Capital	IRR Since Inception		Multiple of Drawn Capital
			Gross	Net
		(in millions)

Distressed Debt	1988	$39,994	22.1%	16.3%	1.7x
Real Estate Opportunities	1994	6,990	15.7	12.2	1.7
Global Principal Investments	1994	10,191	12.9	9.3	1.6
European Principal Investments	2006	5,232	14.4	9.8	1.6
Power Opportunities	1999	1,609	34.8	26.7	2.4
Mezzanine Finance	2001	3,474	13.2	8.9	1.4
Sub-total		67,490
Other funds		15,948
Total		$83,438
Performance of our open-end funds is in part measured in relation to applicable benchmark returns. Our emphasis on risk control and credit selection has led to outperformance in challenging markets and over full market cycles. Information regarding our open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2015. Please see “Fund Data” below for more information regarding the performance of our open-end funds.

	Strategy Inception	AUM	Since Inception
			Annualized Rates of Return			Sharpe Ratio
			Oaktree		Relevant Benchmark (Gross)	Oaktree Gross	Relevant Benchmark (Gross)
			Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$14,545	9.2%	8.7%	8.1%	0.76	0.51
Global High Yield Bonds	2010	4,113	6.0	5.5	5.1	0.89	0.79
European High Yield Bonds	1999	1,127	8.0	7.4	6.0	0.66	0.39
U.S. Convertibles	1987	3,965	9.4	8.9	8.0	0.47	0.34
Non-U.S. Convertibles	1994	2,084	8.6	8.0	5.9	0.79	0.41
High Income Convertibles	1989	768	11.3	10.5	7.9	1.02	0.54
U.S. Senior Loans	2008	2,003	5.5	5.0	4.7	0.95	0.55
European Senior Loans	2009	1,554	8.7	8.2	9.6	1.67	1.70
Emerging Markets Equities	2011	3,044	(5.1)	(5.8)	(5.5)	(0.27)	(0.30)

Synergies
We emphasize cross-group cooperation and collaboration among our investment professionals. Many of our investment strategies are complementary, and our investment professionals often identify and communicate potential opportunities to other groups, allowing our funds to benefit from the synergies created by the scale of our business and our proprietary research. For example, the Distressed Debt group sometimes identifies companies emerging from bankruptcy that could be attractive to the High Yield Bond group.
This cross-pollination among our investment groups occurs both formally and informally. For example, representatives of different investment groups often attend each other’s meetings in order to facilitate keeping abreast of the others’ activities and maintaining access to specialized investment expertise. Groups periodically invest jointly, permitting us to make larger or more specialized investments than we could undertake in the absence of such collaboration. Our investment professionals also cooperate informally, consulting one another with respect to existing and proposed investments. Our culture encourages such cooperation, as does the broad Oaktree equity ownership by all of our senior investment professionals, which gives each of them an indirect stake in the success of all of our investment strategies.
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
Marketing and Client Relations
Our client relationships are fundamental to our business. We believe our success is a byproduct of the success of our fund investors and thus always strive to achieve superior returns with risk under control, to charge fair and transparent management fees, and to behave with professionalism and integrity. We have developed a loyal following among many of the world’s most significant institutional investors, and believe that their and our other investors’ loyalty results from our superior investment record, our reputation for integrity, and the fairness and transparency of our fee structures.
As of December 31, 2015, our $97.4 billion of AUM was divided by client type and geographic origin as follows:

AUM by Client Type	AUM	%	AUM by Client Location	AUM	%
	(in millions)			(in millions)

Public funds	$25,753	27%	North America	$71,979	74%
Corporate and corporate pension	23,783	24	Europe	13,239	13
Insurance companies	8,298	9	Asia & Australia	9,738	10
Sovereign wealth funds	8,237	8	Africa & Middle East	1,742	2
Sub-advisory – mutual funds	6,692	7	South America	661	1
Endowments/foundations	6,481	7	Total	$97,359	100%
Private – high net worth/family office	5,399	5
Fund of funds	2,480	3
Unions	2,062	2
Oaktree and other	8,174	8
Total	$97,359	100%

Our extensive in-house global Marketing and Client Relations group, consisting of 55 individuals dedicated to relationship management and sales, client service or sales strategy in Europe, the Middle East, Asia/Pacific and the Americas, appropriately reflects the global composition of our client base.  This team is augmented by 45 dedicated marketing support, portfolio analytics and client reporting professionals.
Employees
We strive to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among our employees. We consider our labor relations to be good. As of December 31, 2015, we had 924 employees, categorized as follows:

	All Employees	Employee Owners (1)	Employees Located Outside the U.S.
Investment professionals	287	139	100
Other professionals	475	96	68
Support staff	162	—	37
Total	924	235	205

(1)    Represents employees that have received grants of Class A or OCGH units under our equity incentive plans.
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

The diagram below depicts our organizational structure as of December 31, 2015.

Senior Executives
Oaktree Capital Group Holdings GP, LLC
• No economic interest
• Full voting Interest
Senior Executives, Senior Employees and Other Investors
Oaktree Capital Group Holdings L.P. (1)
• 100% economic interest
• No voting interest
• Manager
• Right to designate all members of board of directors for so long as the Oaktree control condition is satisfied
Class A Unitholders
• 13,000 Class A units (0.01% economic interest)(2)
• 91,937,873 Class B units (no economic interest)
• 93.7% combined voting interest
Oaktree Capital Group, LLC
• 61,956,860 Class A units (40.3% economic interest)(2)
• 6.3% voting interest
59.7% economic interest in Oaktree Operating Group (3)
40.3% economic interest in Oaktree Operating Group
Oaktree Holdings, LLC
Oaktree Holdings, Inc.
Oaktree Holdings, Ltd. (Cayman Islands)
Oaktree AIF Holdings, Inc. (4)
Intermediate Holding Companies
Oaktree Capital I, L.P. (5)
Oaktree Capital II, L.P.
Oaktree Investment Holdings, L.P.
Oaktree Capital Management, L.P.
Oaktree Capital Management (Cayman), L.P. (Cayman Islands)
Oaktree AIF Investments, L.P.
Oaktree Operating Group
Oaktree Funds

______________________

(1)
Holds 100% of the Class B units and 0.02% of the Class A units, which together represent 93.7% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives. Oaktree Capital Group Holdings GP, LLC also acts as our manager and in that capacity has the authority to designate all the members of our board of directors for so long as the Oaktree control condition is satisfied.

(2)
The percent economic interest represents the applicable number of Class A units as a percentage of the Oaktree Operating Group units. As of December 31, 2015, there were 153,907,733 Oaktree Operating Group units outstanding.

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
In 2014, we launched our first directly advised mutual funds, which are subject to the rules and regulations applicable to investment companies under the U.S. Investment Company Act of 1940 (as amended, the “Investment Company Act”). We are required to invest our mutual funds’ assets in accordance with limitations under the Investment Company Act and applicable provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). In addition, we are required to file periodic and annual reports on behalf of the mutual funds with the SEC. Furthermore, advisers to mutual funds have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty.
One of our indirect subsidiaries, OCM Investments, LLC, is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico, and is a member of the U.S. Financial Industry Regulatory Authority (“FINRA”). As a broker-dealer, this subsidiary is subject to regulation and oversight by the SEC and state securities regulators. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms. Due to the limited authority granted to our subsidiary in its capacity as a broker-dealer, it is not required to comply with certain regulations covering trade practices among broker-dealers and the use and safekeeping of customers’ funds and securities. As a registered broker-dealer and member of a self-regulatory organization, we are, however, subject to the SEC’s uniform net capital rule. Rule 15c3-1 of the Exchange Act specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
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
Financial and Other Information by Segment
Financial and other information by segment for the years ended December 31, 2015, 2014 and 2013 are set forth in the “Segment Reporting” note in our consolidated financial statements included elsewhere in this annual report.
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
Investors and others should note that we use the Unitholders – Investor Relations section of our corporate website to announce material information to investors and the marketplace. While not all of the information that we post on our corporate website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Oaktree to review the information that we share on our corporate website at the Unitholders – Investor Relations section of our website, http://ir.oaktreecapital.com/. Information contained on, or available through, our website is not incorporated by reference into this document.

Fund Data
Information regarding our closed-end, open-end and evergreen funds, together with benchmark data where applicable, is set forth below. For our closed-end and evergreen funds, no benchmarks are presented in the tables as there are no known comparable benchmarks for these funds’ investment philosophy, strategy and implementation.

Closed-end Funds

			As of December 31, 2015
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb	TBD	—	$7,530	$—	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (6)	Jan. 2016	Jan. 2019	2,955	443	(39)	—	404	2,881	—	—	455	nm	nm	0.9x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	5,066	(322)	3	4,741	4,966	—	—	5,759	(0.6)%	(4.0)%	1.0
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	2,692	453	864	2,281	2,260	52	—	2,639	7.7	4.3	1.2
Special Account B	Nov. 2009	Nov. 2012	1,031	1,096	456	988	564	552	15	6	540	12.9	10.4	1.5
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	4,507	1,868	4,048	2,327	2,330	143	170	2,091	12.1	8.4	1.5
Special Account A	Nov. 2008	Oct. 2012	253	253	280	463	70	75	42	14	—	28.1	22.7	2.1
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	9,844	8,685	17,328	1,201	1,561	1,453	235	—	22.0	16.7	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	3,598	1,439	4,597	440	783	81	—	561	10.3	7.5	1.5
OCM Opportunities Fund VI	Jul. 2005	Jul. 2008	1,773	1,773	1,316	2,833	256	391	134	123	—	12.1	8.9	1.8
OCM Opportunities Fund V	Jun. 2004	Jun. 2007	1,179	1,179	967	2,096	50	—	179	10	—	18.5	14.2	1.9
Legacy funds (7).	Various	Various	9,543	9,543	8,199	17,695	47	—	1,113	10	—	24.2	19.3	1.9
												22.1%	16.3%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII	Jan. 2016	Jan. 2020	$2,104	$—	$(4)	$—	$(4)	$1,466	$—	$—	$—	n/a	n/a	n/a
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	2,677	933	427	3,183	2,610	2	178	2,666	21.6%	14.5%	1.4x
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	1,283	872	1,074	1,081	588	30	136	624	18.6	13.6	1.8
Special Account D	Nov. 2009	Nov. 2012	256	263	166	262	167	93	2	14	114	14.8	12.6	1.7
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	450	385	570	265	174	15	57	94	16.4	11.2	2.0
OCM Real Estate Opportunities Fund III	Sep. 2002	Sep. 2005	707	707	636	1,290	53	—	115	11	—	15.5	11.5	2.0
Legacy funds (7).	Various	Various	1,634	1,610	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
												15.7%	12.2%
Real Estate Debt
Oaktree Real Estate Debt Fund (8).	Sep. 2013	Sep. 2016	$1,112	$385	$41	$252	$174	$374	$—	$6	$145	21.7%	15.2%	1.2x
Oaktree PPIP Fund (9) .	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2	n/a	1.4

European Principal Investments (10)
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	€2,650	€1,338	€285	€3,703	€3,264	€—	€260	€2,875	23.6%	15.6%	1.6x
OCM European Principal Opportunities Fund II (11)	Dec. 2007	Dec. 2012	€1,759	€1,731	€553	€1,476	€808	€365	€29	€—	€989	10.2	6.3	1.5
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	$473	$454	$846	$81	$71	$48	$38	$—	11.7	8.9	2.1
												14.4%	9.8%
European Private Debt
Oaktree European Capital Solutions Fund	Dec. 2015	Dec. 2018	€98	€—	€(1)	€—	€(1)	€26	€—	€—	€—	n/a	n/a	n/a
Oaktree European Dislocation Fund (8).	Oct. 2013	Oct. 2016	€294	€172	€25	€87	€110	€168	€—	€4	€94	25.8%	18.7%	1.2x
Special Account E	Oct. 2013	Apr. 2015	€379	€261	€43	€94	€210	€217	€—	€6	€191	15.5	12.0	1.2
												18.1%	13.5%

			As of December 31, 2015
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Global Principal Investments
Oaktree Principal Fund VI (6)	Nov. 2015	Nov. 2018	$1,223	$116	$1	$30	$87	$1,167	$—	$—	$94	nm	nm	1.1x
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	2,827	2,586	475	1,251	1,810	1,839	50	—	2,204	9.2%	4.4%	1.3
Special Account C	Dec. 2008	Feb. 2014	505	460	199	332	327	361	16	16	304	12.1	8.4	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	3,328	2,037	3,501	1,864	1,205	22	129	1,704	10.8	8.1	1.7
OCM Principal Opportunities Fund III	Nov. 2003	Nov. 2008	1,400	1,400	875	2,166	109	—	149	21	—	13.8	9.5	1.8
Legacy funds (7).	Various	Various	2,301	2,301	1,839	4,138	2	—	236	—	—	14.5	11.6	1.8
												12.9%	9.3%
Power Opportunities
Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	$1,106	$—	$(8)	$—	$(8)	$1,078	$—	$—	$—	n/a	n/a	n/a
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	685	317	362	640	477	—	60	459	23.4%	13.7%	1.6x
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	541	1,450	1,982	9	—	100	1	—	76.1	58.8	3.9
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												34.8%	26.7%
Infrastructure Investing
Highstar Capital IV (12).	Nov. 2010	Nov. 2016	$2,346	$1,858	$292	$302	$1,848	$1,882	$—	$—	$1,525	14.0%	7.8%	1.3x

Mezzanine Finance
Oaktree Mezzanine Fund IV (6) (8)	Oct. 2014	Oct. 2019	$842	$171	$8	$6	$173	$164	$—	$—	$171	nm	nm	1.1x
Oaktree Mezzanine Fund III (13).	Dec. 2009	Dec. 2014	1,592	1,423	343	1,291	475	467	1	22	450	15.1%	10.3% / 8.1%	1.3
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	1,107	528	1,489	146	167	—	—	157	11.4	7.9	1.6
OCM Mezzanine Fund (14).	Oct. 2001	Oct. 2006	808	773	302	1,073	2	—	38	—	—	15.4	10.8 / 10.5	1.5
												13.2%	8.9%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2016	$384	$181	$(20)	$—	$161	$364	$—	$—	$202	(4.5)%	(8.3)%	0.9x
Special Account F	Jan. 2014	Jan. 2017	253	119	(13)	—	106	105	—	—	133	(5.8)	(7.9)	0.9
				71,617	(10)			34,839	(10)	1,550	(10)	(5.0)%	(8.1)%
		Other (15)		11,821				7,360		30
		Total (16)		$83,438	(17)			$42,199		$1,580

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) exclude Oaktree segment incentive income previously recognized.

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

(5)	Multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.

(6)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through December 31, 2015 was less than 18 months.

(7)
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

(8)
Management fees during the investment period are calculated on drawn, rather than committed, capital. As a result, as of December 31, 2015 management fee-generating AUM included only that portion of committed capital that had been drawn.

(9)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(10)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the December 31, 2015 spot rate of $1.09.

(11)
As of February 1, 2016, the Company elected to temporarily defer management fees from the fund, thus reducing the effective blended management fee-generating AUM applicable to the first quarter of 2016 to €365 million, from €1.1 billion.

(12)
The fund includes co-investments of $408 million in AUM for which we earn no management fees or incentive allocation. Those co-investments have been excluded from the calculation of gross and net IRR, as well as the unreturned drawn capital plus accrued preferred return amount and multiple of drawn capital. The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of December 31, 2015, Oaktree had not recognized any incentive income from this fund. Under the terms of the Highstar acquisition, Oaktree is effectively entitled to approximately 8% of the potential incentives generated by this fund.

(13)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.3% and Class B interests was 8.1%. The combined net IRR for Class A and Class B interests was 9.5%.

(14)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(15)
This includes our closed-end Senior Loan funds, Oaktree Asia Special Situations Fund, OCM Asia Principal Opportunities Fund, CLOs, a non-Oaktree fund, certain separate accounts, co-investments and certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies.

(16)
This excludes two closed-end funds with management fee-generating AUM aggregating $507 million as of December 31, 2015, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $417 million of management fee-generating AUM.

(17)	The aggregate change in drawn capital for the three months ended December 31, 2015 was $0.9 billion.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Dec. 31, 2015	Year Ended December 31, 2015			Since Inception through December 31, 2015
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$14,542	(3.6)%	(4.1)%	(5.4)%	9.2%	8.7%	8.1%	0.76	0.51
Global High Yield Bonds	Nov. 2010	4,090	(3.2)	(3.7)	(3.9)	6.0	5.5	5.1	0.89	0.79
European High Yield Bonds	May 1999	1,127	2.8	2.3	1.8	8.0	7.4	6.0	0.66	0.39
U.S. Convertibles	Apr. 1987	3,965	(3.7)	(4.2)	(3.0)	9.4	8.9	8.0	0.47	0.34
Non-U.S. Convertibles	Oct. 1994	2,084	5.7	5.1	5.4	8.6	8.0	5.9	0.79	0.41
High Income Convertibles	Aug. 1989	767	1.2	0.4	(5.6)	11.3	10.5	7.9	1.02	0.54
U.S. Senior Loans	Sept. 2008	1,987	(3.5)	(4.0)	(0.4)	5.5	5.0	4.7	0.95	0.55
European Senior Loans	May 2009	1,554	3.8	3.3	3.1	8.7	8.2	9.6	1.67	1.70
Emerging Markets Equities	Jul. 2011	3,019	(19.1)	(19.7)	(14.9)	(5.1)	(5.8)	(5.5)	(0.27)	(0.30)
Total		$33,135

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.
Evergreen Funds

		As of December 31, 2015				Year Ended December 31, 2015		Since Inception through December 31, 2015
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	Jul. 2012	$2,942	$2,010	$ n/a		(4.2)%	(5.2)%	6.2%	4.1%
Value Opportunities	Sept. 2007	1,291	1,236	—	(3)	(14.6)	(16.4)	8.6	4.4
Value Equities (4)	May 2012	307	191	—	(3)	(13.7)	(15.0)	16.9	11.2
Emerging Markets Absolute Return	Apr. 1997	146	126	—	(3)	(2.6)	(4.1)	13.3	8.9
			3,563	—
Restructured funds			—	5
Total (2) (5)			$3,563	$5

(1)	Returns represent time-weighted rates of return.

(2)	Includes two closed-end funds with an aggregate $732 million and $507 million of AUM and management fee-generating AUM, respectively.

(3)
As of December 31, 2015, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $249 million for Value Opportunities, $23 million for Value Equities and $9 million for Emerging Markets Absolute Return.

(4)	Includes performance results of a proprietary fund with an initial capital commitment of $25 million since its inception on May 1, 2012.

(5)
Total excludes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $417 million of management fee-generating AUM as of December 31, 2015.

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
One of the means by which we seek to achieve superior investment performance in each of our strategies is by limiting the AUM in our strategies to an amount that we believe can be invested appropriately in accordance with our investment philosophy and current or anticipated economic and market conditions. In the past we have taken, and we may continue to take, affirmative steps to limit the growth of our AUM. These steps include:

•
from time to time, we have suspended marketing certain of our open-end funds or other funds that we sub-advise, sometimes for long periods, and have declined to participate in searches aggregating billions of dollars;

•	from time to time, we have returned capital from certain of our closed-end funds prior to the end of such funds’ respective investment periods;

•	we intentionally sized certain of our closed-ended funds smaller than their predecessors even though we could have raised additional capital; and

•	since our founding we have turned away substantial amounts of capital offered to us for management.
Additionally, we have voluntarily reduced management fee rates or changed the terms of how we assess management fees for certain of our funds or strategies when we deemed it appropriate, even when doing so reduced our short-term revenue, and may continue to do so. For example, we decided to reduce our maximum annual management fee for Oaktree Opportunities Fund VIII (“Opps VIII”) and Oaktree Principal Fund V from 1.75% to 1.60%. We also, on our own initiative, waived management fees for Opps VIII with respect to capital commitments in excess of $4.0 billion and reduced the management fee rate to 1.0% with respect to capital commitments in excess of $2.0 billion for Oaktree Opportunities Fund VIIIb. In addition, we may voluntarily decide to assess management fees for our closed-end funds temporarily based on contributed capital or fund NAV, rather than committed capital. For example, while management fees for Oaktree Emerging Market Opportunities Fund (“EMOF”) are based on committed capital during its investment period, we had voluntarily elected to assess management fees for EMOF temporarily based on fund NAV, rather than committed capital, during the fund’s investment period. Additionally, in 2013 we elected not to start the investment period of Oaktree Opportunities Fund IX (“Opps IX”) even though we made initial drawdowns of commitments for opportunistic investments. During this time, we assessed management fees only on the drawn capital rather than, had we started the investment period of Opps IX, on total committed capital. We have applied this approach to certain other closed-end funds subsequent to Opps IX and may do so in the future. We made these changes not because they were necessary to raise the capital we wanted, but because we deemed it important to demonstrate to our clients that we were not financially incentivized to raise more capital than appropriate for the opportunity set or to deploy capital for the sake of triggering management fees based on a fund’s total committed capital as well as to avoid a disproportionate impact on the applicable funds’ net returns. Additionally, from time to time, we may in our sole discretion afford certain investors in our funds or clients of separate accounts more favorable economic terms than other investors in the same fund or separate account clients within the same or similar investment strategy, including with respect to management fee and performance-based fees, generally based on the aggregate size of commitments of such investor or client, as applicable, to one or more funds or accounts managed by us.
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
Our business is materially affected by conditions in the global financial markets and economies, and any disruption or deterioration in these conditions could materially reduce our revenues, earnings and cash flow and adversely affect our overall performance, ability to raise or deploy capital, financial prospects and condition and liquidity position.
Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). The detrimental impact to the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 serves as an example of how global market conditions can cause uncertainty and instability for investment management businesses. Concerns over continued dislocation in oil prices, increasing interest rates, particularly short-term rates, sluggish economic expansion in non-U.S. economies, including continued concerns over growth prospects in China and emerging markets, instability in the Chinese stock market, growing debt loads for certain countries and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, all highlight the fact that economic conditions remain unpredictable. Such unpredictability could create volatility in the debt financing market and could negatively impact our business. The increase in the foreign exchange value of the U.S. dollar could also result in financial market dislocations that could negatively impact deal finance conditions. The fall in the price of oil may increase default risk among energy credits, including sovereign borrowers, and increase the cost or availability of financing for certain of our transactions. These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives.
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

In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, including funds-of-one, smaller funds and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability. Moreover, certain institutional investors are demonstrating a preference to in‑source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from those new investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund.
If we were unable to successfully raise capital, it could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
We depend on a number of key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
We depend on the diligence, skill, judgment, reputation and business contacts of our key personnel. Our future success will depend upon our ability to retain our key personnel and our ability to recruit additional qualified personnel. Our key personnel possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and in certain cases have strong relationships with our investors. Therefore, if our key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. Legislation has been proposed in the U.S. Congress to treat portions of carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes. Because we compensate our senior investment professionals in large part by giving them an equity interest in our business or a right to receive carried interest, such legislation could adversely affect our ability to recruit, retain and motivate our current and future senior investment professionals. Please see “—Risks Related to United States Taxation—Our structure involves complex provisions of U.S. federal income tax law and international taxation for which no clear precedent or authority may be available and is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”
We have experienced departures of key investment professionals in the past and will do so in the future. Any of those departures could have a negative impact on our ability to achieve our investment objectives. Indeed, the departure for any reason of any of our most senior professionals, such as Howard Marks or Bruce Karsh, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key man” provisions in the documentation governing certain of our closed-end funds, which would permit the limited partners of those funds to suspend or terminate the funds’ investment periods or, in the case of Oaktree Emerging Markets Absolute Return Fund (“EMAR”), permit investors to withdraw their capital prior to expiration of the applicable lock-up date. Our key man provisions vary by both strategy and fund and, with respect to each strategy and fund, are typically tied to multiple individuals, meaning that it would require the departure of more than one individual to trigger the key man provisions. In the event that our key man provisions were triggered for all of our funds with such provisions, the investment period for these funds would be terminated, and as of December 31, 2015, such terminations would result in a $21.7 billion decrease in AUM. In addition, if the key man provision for EMAR were triggered, investors in EMAR would be allowed to withdraw all of their capital, which represents 0.15% of our AUM as of December 31, 2015. As a part of a restructuring in May 2007, our senior employees exchanged their direct or indirect ownership interest in Oaktree Capital Management, LLC, our predecessor company (“OCM”), for a new interest in OCGH that vested over time. Because 100% of these interests have vested, affected employees may be less motivated to remain at Oaktree.
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
The results of future periods are likely to be materially different as a result of:

•	future growth that does not follow our historical trends;

•	changes in the economic environment, competitive landscape and financial markets;

•	new and additional costs and expenses attributable to our operations, including our operations as a public company, as a mutual fund adviser and a company within an extensively regulated industry;

•	increases in non-cash compensation charges relating to the vesting of OCGH and Class A units issued after our initial public offering in April 2012; and

•	a provision for corporate income taxes on the income of certain of our Intermediate Holding Companies that are taxed as corporations for U.S. federal income tax purposes.
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
As we have expanded the number and scope of our strategies and distribution channels, including offering our investment products through mutual funds registered under the Investment Company Act, we increasingly confront potential conflicts of interest that we need to manage and resolve. These conflicts take many forms. For example, the investment focus of a number of our funds overlap, meaning that we occasionally confront issues as to how a particular investment opportunity should be allocated. Though we believe we have appropriate means to resolve these conflicts, our judgment on any particular allocation could be challenged, particularly in instances (as is sometimes the case) where the affected funds have different fee structures or our employees have invested more heavily in one fund than another. In certain instances, our funds that are registered under the Investment Company Act may not be able to participate in certain investment opportunities as a result of regulatory restrictions applicable to companies with multiple types of funds with overlapping investment focuses. Additionally, different funds that we manage may invest in different parts of the capital structure of the same company, and thus the interests of two or more funds may be adverse to each other when the company experiences financial distress, undergoes a restructuring or files for bankruptcy. While we have developed general guidelines regarding when two or more funds may invest in different parts of the same company’s capital structure and created a process that we employ to handle such conflicts if they arise, our judgment to permit the investments to occur in the first instance or our judgment on how to minimize the conflict could be challenged. Another example involves our receipt of material non-public information regarding a potential investment. Normally, our receipt of such information restricts all of our investment strategies from trading in the securities of the applicable issuers. Occasionally, one investment group will want to obtain such information, but another will want to remain free to trade the securities of that issuer and will not want to become restricted. In such circumstances, we sometimes have to choose which group’s preference will prevail, or develop information barriers between the groups. In these and other circumstances, we seek to resolve the conflict in good faith and with a view to the best interests of all of our clients, but there can be no assurance that we will make the correct judgment in hindsight or that our judgment will not be questioned or challenged.
Our compliance and legal groups seek to monitor and manage our actual and potential conflicts of interest. We maintain internal controls and various policies and procedures, including oversight, codes of ethics and conduct, compliance systems and communication tools, to identify, prevent, mitigate or resolve any conflicts of interest that may arise. Our compliance policies and procedures address a variety of regulatory and compliance risks, such as the handling of material non-public information, personal securities trading and the allocation of investment opportunities and expenses. Our compliance and legal groups also monitor information barriers that we may establish on a limited basis from time to time between our different investment groups. Notwithstanding the foregoing, it is possible that perceived or actual conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and any mistake could potentially create liability or damage our reputation. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.

The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Our investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions, and we expect that competition will increase. Numerous factors serve to increase our competitive risks, some of which are outside of our control:

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

•
some of our competitors (including strategic competitors) may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our funds, particularly our funds that directly use leverage or rely on debt financing of their portfolio companies to generate superior investment returns;

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

•	some investors may prefer to invest with an investment manager whose equity securities are not traded on a national securities exchange;

•	some investors may prefer to pursue investments directly instead of investing through one of our funds; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
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
We may not be able to maintain our current fee structure as a result of industry pressure from clients to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. For example, we reduced our maximum annual management fee for Opps VIII from 1.75% to 1.60% and have continued to maintain that same fee rate to date for successor funds in our Distressed Debt strategy. Moreover, for Oaktree Real Estate Opportunities Fund VI (“ROF VI”), we reduced our annual management fees for certain investors based on the amount of capital commitments they commit to the fund and have continued to maintain this practice for certain other funds. Additionally, we have afforded, and reserve the right in our sole discretion to continue to afford, certain clients more favorable economic terms, including with respect to management fee rates and carried interest rates, in cases where such clients have committed a certain amount of capital to our funds or strategies that in the aggregate exceed certain threshold amounts, if any. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our current fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations. For more information about our fees please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have experienced significant growth in our operations outside the United States, which may place significant demands on our administrative, operational and financial resources.
In recent years, the scope and relative share of our non-U.S. operations have grown significantly. As of December 31, 2015, we or our fund affiliates had offices in 13 cities outside the United States, housing over one-fifth of our personnel. This rapid growth has placed and may continue to place significant demands on our business infrastructure. Pursuing investment opportunities outside the United States presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. In addition, in conducting business in these jurisdictions, we are often faced with the challenge of ensuring that our activities are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (“FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing non-U.S. clients means that we must comply with international laws governing the sale of interests in our funds, different investor reporting and information processes and other requirements. As a result of these and other challenges, we are required to continuously develop our systems and infrastructure in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. Moreover, this growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage our expanding international operations effectively or that we will be able to continue to grow this part of our business, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.

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
We actively consider the opportunistic expansion of our business, both geographically and into new investment strategies. For example, in recent years we have focused on expanding into products for real estate, senior loans, listed equities, corporate debt, collateralized loan obligations, infrastructure investments, emerging market credits and direct lending. Additionally, we have focused on broadening our distribution channels, including strategic partnerships, subadvisory and retail and high net worth offerings. For example, in 2014 we launched our first directly advised mutual fund registered under the Investment Company Act. These and other expansion efforts may result in adding personnel and growing investment teams. We may not be successful in any such attempted expansion. Attempts to expand our business involve a number of special risks, including some or all of the following:

•	the diversion of management’s attention from our existing business;

•	the disruption of our existing business;

•	potential conflicts of interest with existing products;

•	entry into markets or lines of business in which we may have limited or no experience;

•	exposure to new market risks;

•	any assumption of liabilities in acquired business;

•	increasing costs and demands on our operational systems;

•	potential increase in investor concentration; and

•	increasing the risks associated with U.S. or foreign regulatory requirements or conducting operations in foreign jurisdictions.
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
Potential regulatory action poses a significant risk to our reputation and our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur, including periodic examinations, inquiries and investigations by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world.  Many of these regulators, including U.S. federal and state and foreign government agencies and self-regulatory organizations, are empowered to impose fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses and memberships.  Even if an investigation did not result in a sanction, or the sanction imposed against us or our personnel were small in monetary amount, adverse publicity relating to the investigation could harm our reputation and cause us to lose existing investors or fail to gain new investors.
The SEC oversees the activities of our subsidiary Oaktree Capital Management, L.P. as a registered investment adviser under the Advisers Act, and the activities of certain mutual funds registered under the Investment Company Act that are advised or sub-advised by us. Additionally, the CFTC and the NFA oversee the activities of Oaktree Capital Management, L.P. as a registered commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) under the Commodity Exchange Act. The SEC and FINRA oversee the activities of our subsidiary OCM Investments, LLC as a registered broker-dealer. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.
We may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. In 2014, we launched our first directly advised mutual funds, which are subject to the rules and regulations applicable to investment companies under the Investment Company Act. We are required to invest our mutual funds’ assets in accordance with limitations under the Investment Company Act and applicable provisions of the Code. In addition, we are required to file periodic and annual reports with the SEC and may also be required to comply with the applicable provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Furthermore, advisers to mutual funds have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty. Additionally, in 2015 an affiliate of ours registered as an alternative investment fund manager (“AIFM”) in Luxembourg pursuant to the European Union Alternative Investment Fund Managers Directive (the “Directive”). Such registration carries additional legal and compliance costs, as well as additional operating requirements that may also increase costs (for instance, the requirement that funds offered pursuant to the directive retain an independent depository regulated by the E.U.). These requirements could increase our compliance costs and create the potential for additional liabilities and penalties if we fail to comply with the applicable rules and regulations.
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, custody, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. Similarly, a failure to comply with the obligations imposed by the Commodity Exchange Act, including recordkeeping, reporting requirements, disclosure obligations and prohibitions on fraudulent activities, could also result in investigations, sanctions and reputational damage. We are involved regularly in trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.
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
We and our affiliates from time to time are required to report specified dealings or transactions involving Iran or other sanctioned individuals or entities.
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
As a result of global market disruption as well as highly publicized financial scandals in recent years, regulators and investors have expressed concerns over the integrity of the U.S. financial markets, and the business in which we operate both in and outside the United States will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, senior officials at the SEC have shown a willingness to pursue even violations that could be viewed as minor on the theory that publicly pursuing smaller matters will reduce the prevalence of larger matters. The Director of the SEC’s Division of Enforcement has described this approach as a ‘zero tolerance’ policy.
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
The Dodd-Frank Act established a ten-member Financial Stability Oversight Council (the “Council”), an interagency body chaired by the Secretary of the Treasury, to identify and manage systemic risk in the financial system and improve interagency cooperation. Under the Dodd-Frank Act, the Council has the authority to review the activities of certain nonbank financial firms engaged in financial activities that are designated as “systemically important,” meaning, among other things, that the distress of the financial firm would threaten the stability of the

U.S. economy. To date, the Council has designated four nonbank financial companies for Federal Reserve supervision. While no asset managers have been designated to date, on December 18, 2014, the Council released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions and resolution, or in other areas. If we were ever designated, it would result in increased regulation of our business, including higher standards on capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.
On December 10, 2013, the Federal Reserve and other federal regulatory agencies issued final rules implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits depository institution holding companies (including foreign banks with U.S. branches, agencies or commercial lending companies and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds and from engaging in certain other proprietary activities. When the Volcker Rule became effective on July 21, 2012, it kicked off a two-year conformance period, which was set to expire on July 21, 2014. However, in conjunction with the release of the final rules on December 10, 2013, the Federal Reserve issued an order granting an industry-wide, one-year extension for all banking entities. As a result, banking entities were required to have wound down, sold, transferred or otherwise conformed their investments and sponsorship activities to the Volcker Rule by July 21, 2015, absent an extension to the conformance period by the Federal Reserve or an exemption for certain “permitted activities.” On December 18, 2014, the Federal Reserve granted an additional one‑year extension, giving banking entities until July 21, 2016, in respect of investments in and relationships with certain funds that were in place prior to December 31, 2013 (“legacy covered funds and relationships”). All investments in and relationships with funds covered by the Volcker Rule made after December 31, 2013 must have been divested or restructured by July 21, 2015. The Federal Reserve also announced that, with respect to legacy covered funds and relationships, it intends to grant a final one‑year extension, which would give banking entities until July 21, 2017 to comply with the Volcker Rule. While we do not currently anticipate that the Volcker Rule will adversely affect our fundraising to any significant extent, to the extent there is uncertainty regarding the interpretation or implementation of the Volcker Rule and its practical implications, there could be adverse implications on our ability to raise funds from the types of entities mentioned above as a result of this prohibition.
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
In addition, the CFTC repealed CFTC Regulation 4.13(a)(4), an exemption from registration as a CPO on which we previously relied in operating our funds. As a result, one of our subsidiaries, Oaktree Capital Management, L.P., has registered with the CFTC as a CPO and CTA with respect to the management of our funds. In connection with such registrations, we also rely on the CFTC Regulation 4.7 exemption, which provides a CPO and a CTA relief from certain of the Commodity Exchange Act’s disclosure, reporting and recordkeeping requirements applicable to CPOs and CTAs, subject to certain conditions. The operators of funds relying upon the exemption provided by CFTC Regulation 4.7, unlike a fully-registered CPO, will not be required to file any offering memorandum with the CFTC, and the CFTC will not pass upon the merits of participating in a pool or upon the adequacy of accuracy of an offering memorandum. Nonetheless, CPOs and CTAs that qualify for relief under Regulation 4.7 remain subject to certain disclosure, reporting and recordkeeping requirements that could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens.
For some of our other funds that trade in commodity interests, we rely on the de minimis exemption provided by CFTC Regulation 4.13(a)(3). For those funds that rely upon the exemption provided by CFTC Regulation 4.13(a)(3), unlike pools operated on a registered basis as a CPO by the CFTC, the operators of such pools are not required to provide prospective investors with a CFTC compliant disclosure document, nor are the operators required to provide participants with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs.
However, these funds are subject to certain limits on their ability to use commodity futures (which include futures on broad-based securities indexes and interest rate futures) or options on commodity futures, engage in swaps transactions or make certain other investments (whether directly or indirectly through investments in other investment vehicles). If our funds do not continue to claim the exclusion, they would likely become subject to registration and regulation as commodity pool operators. As a result, we may incur additional expenses as a result of the CFTC’s registration and regulatory requirements.
Certain mutual funds advised by us also rely on the exemption provided by CFTC Regulation 4.5, which provides a CPO and a CTA relief from the obligation to provide prospective investors with a CFTC compliant disclosure document, periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs.
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
In addition, pursuant to the Dodd-Frank Act, the SEC and other federal regulatory agencies have issued final rules requiring managers of CLOs to retain at least 5% of the credit risk in each CLO they manage (the “U.S. Risk Retention Rules”). Therefore, the U.S. Risk Retention Rules, which fully come into effect in December 2016, will require us to contribute a minimum level of capital into our CLOs. The U.S. Risk Retention Rules and their pending effectiveness could result in reduced CLO origination activity by us, result in increased investment by us in our CLOs and could adversely affect the market for CLOs more generally, which could adversely affect the performance and prospects for our CLO activity.
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
Certain of our subsidiaries operate outside the United States. In the United Kingdom, Oaktree Capital Management (UK) LLP is subject to regulation by the Financial Conduct Authority. In Hong Kong, Oaktree Capital (Hong Kong) Limited is subject to regulation by the Hong Kong Securities and Futures Commission. In Singapore, Oaktree Capital Management Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore. In Japan, Oaktree Japan, GK is subject to regulation by the Kanto Local Finance Bureau. In Luxembourg, Oaktree Capital Management (Lux) S.à r.l. is subject to regulation by the Commission de Surveillance du Secteur Financier. Our other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management activities.
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
Alternative Investment Fund Managers Directive
The European Union Alternative Investment Fund Managers Directive took effect on July 22, 2013. The Directive applies to (a) AIFMs established in the European Union (the “EU”) that manage EU or non-EU alternative investment funds (“AIFs”), (b) non-EU AIFMs that manage EU AIFs and (c) non-EU AIFMs that market their AIFs to professional investors within the EU. Accordingly, individual EU member states have adopted rules and regulations implementing the Directive into domestic law.
The Directive imposes detailed operating requirements on EU AIFMs managing AIFs. EU AIFMs must comply with the requirements of the Directive and be appropriately authorized or have submitted an application for authorization. EU AIFMs and non-EU AIFMs seeking to market an AIF within the EU must comply with the Directive’s disclosure and transparency requirements and (in the case of non-EU AIFMs) jurisdiction specific private placement regimes (which have changed as a result of the Directive).
The full scope of the Directive may also be extended to non-EU AIFMs that wish to market an AIF within the EU pursuant to a pan-European marketing passport instead of under national private placement regimes.
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
Risk Retention and Due Diligence Requirements
Similar to the U.S. Risk Retention Rules, the EU has adopted rules that prevent certain investors from investing in EU CLOs that we originate unless, among other things, we retain at least a 5% ownership stake in the CLO and meet certain heightened due diligence requirements (the “EU Risk Retention and Due Diligence Requirements”). On September 30, 2015, the European Commission proposed new regulations that would expand the application of the EU Risk Retention and Due Diligence Requirements to certain additional types of EU institutional investors. These new regulations are subject to further review, and it is not clear whether they will be adopted. Such regulations could result in reduced EU CLO activity by us and have a negative impact on the price and liquidity of EU CLOs and could adversely affect our EU CLO activity. Failure to comply with one or more of the requirements may result in various penalties including the imposition of a punitive capital charge on the notes issued by our EU CLOs.
Solvency II
Solvency II is an EU directive that sets out stronger capital adequacy and risk management requirements for European insurers and reinsurers and, in particular, dictates how much capital such firms must hold against their liabilities. Solvency II came into effect on January 1, 2016. Solvency II imposes, among other things, substantially greater quantitative and qualitative capital requirements for insurers and reinsurers as well as other supervisory and disclosure requirements. We are not subject to Solvency II; however, many of our European insurer or reinsurer fund investors will be subject to this directive, as applied under applicable domestic law. Solvency II may impact insurers’ and reinsurers’ investment decisions and their asset allocations. In addition, insurers and reinsurers will be subject to more onerous data collation and reporting requirements. As a result, Solvency II could in the future have an adverse indirect effect on our business by, among other things, restricting the ability of European insurers and reinsurers to invest in our funds and imposing on us extensive disclosure and reporting obligations for those insurers and reinsurers that do invest in our funds.
OECD
Changes in tax laws by foreign jurisdictions could arise as a result of BEPS projects being undertaken by the OECD (each as defined below). These contemplated changes, if finalized and adopted by countries, could increase uncertainty faced by us, our business and our investors, change our business model or increase the cost of acquiring businesses. The timing or impact of these proposals is unclear at this point. There are also continual changes to tax laws, regulations and interpretations regularly which could impact our structures or the returns to investors.
SEC rules barring so-called “bad actors” from relying on Rule 506 of Regulation D in private placements could materially adversely affect our business, financial condition and results of operations.
Rules 501 and 506 of Regulation D under the Securities Act bar issuers deemed to be “bad actors” from relying on Rule 506 of Regulation D (“Rule 506”) in connection with private placements (the “disqualification rule”). Specifically, an issuer will be precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 (“Rule 506 offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (1) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC; (2) final orders from the CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (3) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (4) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (5) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (6) U.S. Postal Service false representation orders.
If any Oaktree covered person is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 offering for a significant period of time. Most of our funds rely on Rule 506 to raise capital from investors during their fundraising periods. If one or more of our funds were to lose the ability to rely on the Rule 506 exemption because an Oaktree covered person has been the subject of a disqualifying event, our business, financial condition and results of operations could be materially and adversely affected.
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
From time to time, we and our funds enter into various hedging instruments such as swaps, options, forwards and futures as part of managing risks related to interest rates, foreign-currency exchange rates or exposure to certain equity markets. In the future, we and our funds may enter into additional hedging instruments as part of these or other risk management strategies. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held and other changing market conditions. These hedging instruments may fail to protect us or our funds from interest rate or foreign currency volatility or could adversely affect us or our funds because, among other things:

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

•	the duration of a hedge may be significantly different than the duration of the related liability or asset;

•	derivatives generally involve leverage in the sense that the investment exposure created by the derivatives may be significantly greater than the initial investments in the derivative;

•	certain derivatives may be illiquid, making them unable to be sold at the desired time or price;

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
If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract with us or our funds due to financial difficulties, we or our funds may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-

up, bankruptcy or other analogous proceeding. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we or our funds are owed this fair market value in the termination of the derivative transaction and such claims are uncollateralized or otherwise unsecured, we or our funds will be treated as general creditors of such counterparty, and will not have any claim with respect to the underlying security. We or our funds may obtain only a limited recovery or may obtain no recovery in such circumstances.
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
In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. For example, the Dodd-Frank Act could have an adverse effect on our funds’ ability to use derivative instruments. The Dodd-Frank Act is designed to impose stringent regulation on the over-the-counter derivatives market in an attempt to increase transparency and accountability and provides for, among other things, clearing, execution, margin, reporting, recordkeeping, business conduct, disclosure, position limit, minimum net capital and registration requirements. Although the CFTC has released final rules relating to clearing, execution reporting, risk management, compliance, position limit, anti-fraud, consumer protection, portfolio reconciliation, documentation, recordkeeping, business conduct and margin and registration requirements under the Dodd-Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd-Frank Act’s ultimate impact remains unclear. New regulations could, among other things, restrict our funds’ ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to our funds), increase the costs of using these instruments (for example, by increasing margin, capital or reporting requirements) and/or make them less effective and, as a result, our funds may be unable to execute their investment strategies. Limits or restrictions applicable to the counterparties with which our funds engage in derivative transactions could also prevent our funds from using these instruments, affect the pricing or other factors relating to these instruments or may change availability of certain investments. It is unclear how the regulatory changes will affect counterparty risk.
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
Furthermore, on December 15, 2015, the CFTC approved a final rule, to become effective in April 2016, requiring swap dealers and major swap participants that are not subject to supervision by a prudential regulator to exchange initial margin and variation margin with counterparties to swaps not cleared through a central counterparty, subject to certain exemptions for commercial end-users and inter-affiliate swaps. The rule generally applies initial margin and variation margin requirements to swaps between non-prudentially regulated swap dealers and major swap participants and between non-prudentially regulated swap dealers, major swap participants and financial end users with a “material swaps exposure” of more than $8 billion in a three-month period of the previous calendar year. The CFTC final rule is broadly consistent with a similar rule mandating the exchange of initial and variation margin adopted by the Federal Reserve in October 2015. It is possible that such regulations could limit our or our funds’ use of derivatives, which could have an adverse impact on us or our funds.
The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of derivatives use by us or certain of our funds. On August 31, 2011, the SEC issued a concept release to seek public comment on a wide range of issues raised by the use of derivatives by investment companies. Then, on December 11, 2015, the SEC proposed new rules to govern the use of derivatives by registered investment companies and business development companies (“registered funds”). It is possible that such regulations, once adopted, could limit our funds’ use of derivatives, which could have an adverse impact on us or our funds.
Additionally, in November 2015, the International Swaps and Derivatives Association published the ISDA 2015 Universal Resolution Stay Protocol (the “Resolution Stay Protocol”), which binds adherents to recognize the cross-border application of special resolution regimes applicable to certain financial counterparties to derivatives contracts. The Resolution Stay Protocol also contractually limits certain rights of adherents under the United States Bankruptcy Code. We have not adhered to the Resolution Stay Protocol, and are not bound by its terms. However, regulators have indicated that adherence to the Resolution Stay Protocol may be required at some future date. If we were required to adhere to the Resolution Stay Protocol, it could substantially and negatively impact the rights of funds and accounts we advise in the event of insolvency or default by one of our financial counterparties.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. We make investment decisions on behalf of our clients that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties, which might include the allocation of a client’s funds to our affiliated funds.
Further, we may be subject to third-party litigation arising from investor dissatisfaction with the performance of our funds or from third-party allegations that we improperly exercised control or influence over portfolio investments or that we are liable for actions or inactions taken by portfolio companies that such third parties argue we control. In addition, we and our affiliates that are the investment managers and general partners of our funds, our funds themselves and those of our employees who are our, our subsidiaries’ or the funds’ officers and directors are each exposed to the risks of litigation specific to the funds’ investment activities and portfolio companies and, in the case where our funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies’ other shareholders. Moreover, we are exposed to risks of litigation or investigation by investors or regulators relating to our having engaged, or our funds having engaged, in transactions that presented conflicts of interest that were not properly addressed.
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
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm. Fraud and other deceptive practices or other misconduct at our portfolio companies could similarly subject us to liability and reputational damage and also harm our performance.
There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our investment management business and our authority over the assets we manage. The violation of any of these obligations or standards by any of our employees or advisors could adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest or to our advisory clients. If our employees improperly use or disclose confidential information, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to prevent this activity may not be effective in all cases. If our employees engage in misconduct, or if they are accused of misconduct, our business and our reputation could be adversely affected.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, UK anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
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
Security breaches and other disruptions of our information and technology networks could compromise our information and intellectual property and expose us to liability, reputational harm and significant remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our clients, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, malfeasance or other disruptions. Certain of our funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information.
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
Moreover, with respect to the historical returns of our funds:

•
we may create new funds in the future that reflect a different asset mix and different investment strategies, as well as a varied geographic and industry exposure as compared to our present funds, and any such new funds could have different returns from our existing or previous funds;

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

•
many of our funds’ historical investments were made over a long period of time and over the course of various market and macroeconomic cycles, and the circumstances under which our current or future funds may make future investments may differ significantly from those conditions prevailing in the past;

•	newly-established funds may generate lower returns during the period in which they initially deploy their capital;

•	our funds may not be able to successfully identify, make and realize upon any particular investment or generate returns for their investors; and

•	any material increase or decrease in the size of our funds could result in materially different rates of returns.
The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for our funds as a whole. In addition, future returns will be affected by the applicable risks described elsewhere in this annual report, including risks of the industries and businesses in which a particular fund invests.

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
Our closed-end funds often invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling these securities for a period of time. Our funds generally cannot sell these securities publicly unless either their sale is registered under applicable securities laws or an exemption from registration is available. The ability of many of our funds, particularly our control investing funds, to dispose of investments is heavily dependent on the public capital markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which the investment is held. Even if securities are publicly traded, large holdings of securities often can be sold only over a substantial length of time, exposing investment returns to risks of downward movement in market prices. Moreover, because the investment strategy of many of our funds, particularly our control investing funds, often entails our having representation on our funds’ public portfolio company boards, our funds may be restricted in their ability to effect such sales during certain time periods. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer – potentially for a considerable period of time – sales that they had planned to make. We have made and expect to continue to make significant principal investments in our current and future funds. Contributing capital to these funds is risky, and we may lose some or the entire principal amount of our investments.
We make distressed debt investments that involve significant risks and potential additional liabilities.
Certain of our funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financing needs, negative net worth or significant competitive issues and/or securities that are illiquid, distressed or have other high-risk features. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. In these situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Furthermore, some of our funds’ distressed debt investments may not be widely traded or may have no recognized market. Depending on the specific fund’s investment profile, a fund’s exposure to the investments may be substantial in relation to the market for those investments, and the acquired assets are likely to be illiquid and difficult to transfer. As a result, it may take a number of years for the market value of the investments to ultimately reflect their intrinsic value as we perceive it.
A central strategy of our distressed debt funds, for example, is to anticipate the occurrence of certain corporate events, such as debt or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions. If the relevant corporate event that we anticipate is delayed, changed or never completed, the market price and value of the applicable fund’s investment could decline sharply.
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
Poor investment performance during periods of adverse market conditions, together with investors’ increased need for liquidity given the state of the credit markets, can prompt relatively high levels of investor redemptions at times when many funds may not have sufficient liquidity to satisfy some or all of their investor redemption requests. During times when market conditions are deteriorating, many funds may face additional redemption requests and/or compulsory investor withdrawals or redemptions, which will exacerbate the liquidity pressures on the affected funds. If such funds cannot satisfy their current and future redemption requests, they may be forced to sell assets at distressed prices or cease operations. Various measures taken by funds to improve their liquidity profiles (such as the implementation of “gates” or the suspension of redemptions) that reduce the amounts that would otherwise be paid out in response to redemption requests may have the effect of incentivizing investors to “gross up” or increase the size of the future redemption requests they make, thereby exacerbating the cycle of redemptions. The liquidity issues for such funds are often further exacerbated by their fee structures, as a decrease in NAV decreases their management fees.
Certain of our funds have, or may in the future have, agreements that create debt or debt-like obligations with one or more counterparties. Such agreements in many instances contain covenants or “triggers” that require the fund to maintain a certain level of NAV over certain testing periods or to post additional margin on a daily basis when prices of our funds’ derivative contracts move against the fund. In addition, there may be guidelines in total return swap facilities or margin loans that require reference obligations to be above a certain price level. Decreases in such funds’ NAV (whether due to performance, redemptions or both) that breach such covenants, the failure to make any margin calls or meaningful decreases in the price of the underlying reference loan or security may result in defaults under such agreements and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. In particular, many such covenants to which our funds are party are designed to protect against sudden and pronounced drops in NAV over specified periods, so if our open-end or evergreen funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Defaults under any such covenants would likely result in the affected funds being forced to sell financed assets (which sales would likely occur in suboptimal or distressed market conditions) or being forced to restructure a swap facility with more onerous terms or otherwise raise cash by reducing other leverage, which would reduce the funds’ returns and our opportunities to produce incentive and investment income from the affected funds.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Sales at values significantly lower than the values at which investments have previously been reflected in a fund’s NAV may result in losses for the applicable fund, a decline in management fees and the loss of incentive income that may have been accrued by the applicable fund. Changes in values attributed to investments from quarter to quarter may result in volatility in the NAV and results of operations that we report. Also, a situation where a fund’s NAV turns out to be materially different from the NAV previously reported for the fund could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional funds or investors requesting redemptions from certain of our funds. The SEC has highlighted valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against private equity fund advisers for misleading investors about valuation.
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
We have made and expect to continue to make significant investments in our current and future funds, and we may lose money on some or all of our investments.
Since our inception in 1995, we have increased the minimum level of our principal investments in our closed-end and evergreen funds from 0.2% of the fund’s aggregate committed capital to 1.0% starting with funds that held their initial closings in late 1998, to 2.0% starting with funds that held their initial closings in mid-2004. Subsequent to the 2007 Private Offering, we decided to further increase principal investments made collectively by Oaktree and its affiliates in such funds that have initial closings after May 2007 to the greater of 2.5% of the funds’ aggregate committed capital or $20 million. Although we are not limited in the amount we choose to invest, in 2009 we decided that we will generally not invest more than $100 million in any one fund. We expect to continue to make significant principal investments in our funds and may choose to increase the percentage amount we invest at any time. Further, from time to time we make loans or otherwise extend credit or guarantees to our funds. Contributing capital, making other investments or extending credit to these funds is risky, and we may lose some or all of our investments. Any such loss could have a material adverse impact on our financial condition and results of operations.
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
Some of our funds use leverage (including through swaps and other derivatives) as part of their respective investment programs and may borrow a substantial amount of capital. The use of leverage poses a significant degree of risk and can enhance the magnitude of a significant loss in the value of the investment portfolio. To the extent that any fund leverages its capital structure, it is subject to the risks normally associated with debt financing, including the risk that its cash flows will be insufficient to meet principal and interest payments, which could significantly reduce or even eliminate the value of such fund’s investments. In addition, the interest expense and other costs incurred in connection with such leverage may not be recovered by the appreciation in the value of any associated securities or bank debt and will be lost – and the timing and magnitude of such losses may be accelerated or exacerbated – in the event of a decline in the market value of such securities or bank debt. In addition, such funds may be subject to margin calls or acceleration in the event of a decline in the value of the posted collateral. To meet liquidity needs as a result of margin calls or acceleration, we may elect to invest additional capital into or loan money to such funds. Any such investment or loan would be subject to the risk of loss. In addition, if we were to elect to enforce our rights against any fund with respect to a loan to such fund, we may damage our relationships with our investors and have difficulty raising additional capital. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

Changes in the debt financing markets and higher interest rates may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our incentive income and investment income.
The markets for debt financing are subject to retrenchment, resulting in more restrictive covenants or other more onerous terms (including posting additional collateral) in order to provide financing, and in some cases lenders may refuse to provide any financing that would have been readily obtained under different credit conditions. In addition, higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investment or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time.  In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase and the increase may materially and negatively affect us.
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

Our funds are subject to risks in using prime brokers, custodians, counterparties, administrators, other agents and third-party service providers.
Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents and third-party services providers to carry out certain securities and derivatives transactions and other business functions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are subject to limited or no regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.
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
The market price of our Class A units could decline as a result of sales of a large number of our Class A units in the market or the perception that these sales could occur. As of February 23, 2016, there were 59,757,389 Class A units outstanding, which may be resold immediately in the public market upon the release of any applicable lock-up periods, and, in the case of Class A units held by our affiliates, as that term is defined in Rule 144 under the Securities Act, subject to the applicable volume limitations of Rule 144 unless we register the resale of such units. In addition, certain of our directors and executive officers (which includes our senior executives), other employees and certain other investors hold Oaktree Operating Group units through OCGH and, subject to certain restrictions, including the approval of our board of directors, have the right to exchange (or may be required to exchange) their OCGH units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in accordance with the terms of the exchange agreement. Please see “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” The market price of our Class A units could decline as a result of an exchange, or the perception that an exchange may occur, of a large number of OCGH units for our Class A units. As of February 23, 2016, there were 89,720,406 vested OCGH units outstanding. Such sales or exchanges could also cause the price of our Class A units to fall and make it more difficult for our Class A unitholders to sell their units.

We may issue our Class A units from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Class A units that we issue may in turn be significant. We may also grant registration rights covering Class A units issued in connection with any such acquisitions and investments. In addition, as of February 23, 2016, we may issue 14,967,828 Class A units, OCGH units or any other class or series of units or other ownership interests in us, OCGH or any of our affiliates (“2011 Plan Units”) from time to time under our 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”) as well as 2011 Plan Units that become available under our 2011 Plan pursuant to provisions in the 2011 Plan that automatically increase 2011 Plan Units available for future issuance. The units granted under the 2011 Plan may be subject to vesting and forfeiture provisions. Any vesting terms are set by our board of directors or a committee appointed by our board of directors in their respective discretion. Additional issuances of 2011 Plan Units may dilute the holdings of our existing unitholders, reduce the market price of our Class A units or both.
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
Subject to certain restrictions, including the approval of our board of directors, each holder of units in OCGH has the right to exchange (or may be required to exchange) his or her units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. The Class A units issued upon such exchanges may generally be resold immediately in the public market upon the release of any applicable lock-up periods, and, in the case of Class A units held by our affiliates, as that term is defined in Rule 144 under the Securities Act, subject to the applicable volume limitations of Rule 144 unless we register the resale of such units. Accordingly, subject to the exchange agreement described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” a substantial number of additional units are expected to be available to be sold in the future by the OCGH unitholders. In addition, we completed the exchange of 12,998,725 OCGH units into an equivalent number of Class A units in November 2015. The exchanged Class A units are subject to a three-year lock-up scheduled to be released in equal quarterly increments, generally two business days after each quarter’s earnings release, starting with the earnings release for the fourth quarter of 2015. This would result in approximately 1.1 million units becoming newly tradable each quarter beginning February 2016 until November 2018.
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
We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
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
We intend to distribute substantially all of the excess of our share of distributable earnings, net of income taxes, as determined by our board of directors after taking into account factors it deems relevant, such as, but not limited to, working capital levels, known or anticipated cash needs, business and investment opportunities, general economic and business conditions, our obligations under our debt instruments or other agreements, our compliance with applicable laws, the level and character of taxable income that flows through to our Class A unitholders, the availability and terms of outside financing, the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise, the possible repurchase of OCGH units, providing for future distributions to our Class A unitholders, and growing our capital base.
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
Risks Relating to Our Organization and Structure
If we or any of our private funds were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business or such funds as contemplated and could have a material adverse effect on our business.
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
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. While we do advise or sub-advise funds that are registered under the Investment Company Act, we operate our private funds so that they are not deemed to be investment companies that are required to be registered under the Investment Company Act. If anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act or that would require us to register our private funds under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on capital structure, ability to transact business with affiliates and ability to compensate senior employees, could make it impractical for us to continue our business or the private funds as currently conducted, impair the agreements and arrangements between and among OCGH, us, our private funds and our senior management, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
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
While our Class A units and Class B units generally vote together as a single class on the limited matters submitted to a vote of unitholders, including certain amendments of our operating agreement, our operating agreement does not obligate us to hold annual meetings. Accordingly, our Class A unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. In addition, through their control of our Class B units held by OCGH, our senior executives, with a 93.7% voting interest as of February 23, 2016, are able to determine the outcome of any matter that our board of directors does submit to a vote.
Our senior executives’ control of our manager and of the combined voting power of our units and certain provisions of our operating agreement could delay or prevent a change of control.
As of February 23, 2016, our senior executives control 93.7% of the combined voting power of our units through their control of OCGH. In addition, our senior executives have the ability to determine the composition of our board of directors through their control of our manager. Our senior executives are able to appoint and remove our directors and change the size of our board of directors, are able to determine the outcome of all matters requiring unitholder approval, are able to cause or prevent a change of control of our company and can preclude any unsolicited acquisition of our company. In addition, provisions in our operating agreement make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our Class A unitholders. For example, our operating agreement provides that only our board of directors may call meetings and authorizes the issuance of preferred units in us that could be issued by our board of directors to thwart a takeover attempt. The control of our manager and voting power by our senior executives and these provisions of our operating agreement could delay or prevent a change of control and thereby deprive Class A unitholders of an opportunity to receive a premium for their Class A units as part of a sale of our company and might ultimately affect the market price of our Class A units.

Our senior executives hold a small amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a Class A unitholder to successfully challenge a resolution of a conflict of interest by us.
As of February 23, 2016, our senior executives hold approximately 33.3% of the economic interests of the Oaktree Operating Group. Because they hold the vast majority of this economic interest through their ownership in OCGH rather than through their ownership in us, our senior executives may have interests that conflict with those of the holders of Class A units. For example, our senior executives may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the senior executives’ and employees’ tax considerations even where no similar benefit would accrue to us and the Class A unitholders.
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
The declaration and payment of any future distributions is at the sole discretion of our board of directors, and we may at any time modify our approach with respect to the proper metric for determining cash flow available for distribution. Our board of directors will take into account factors it deems relevant, such as, but not limited to, working capital levels, known or anticipated cash needs, business and investment opportunities, general economic and business conditions, our obligations under our debt instruments or other agreements, our compliance with applicable laws, the level and character of taxable income that flows through to our Class A unitholders, the availability and terms of outside financing, the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise, the possible repurchase of OCGH units, providing for future distributions to our Class A unitholders, and growing our capital base. Under the Act, we may not make a distribution to a member if, after the distribution, all our liabilities, other than liabilities to members on account of their limited liability company interests and liabilities for which the recourse of creditors is limited to specific property of the limited liability company, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any member who received a distribution and knew at the time of the distribution that the distribution was in violation of the Act would be liable to us for three years for the amount of the distribution. In addition, the Oaktree Operating Group’s cash flow may be insufficient to enable it to make required minimum tax distributions to holders of its units, in which case the Oaktree Operating Group may have to borrow funds or sell assets and thus our liquidity and financial condition could be materially adversely affected. Our operating agreement contains provisions authorizing the issuance of preferred units in us by our board of directors at any time without unitholder approval.
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
Subject to certain restrictions, including the approval of our board of directors, each OCGH unitholder has the right to exchange (or may be required to exchange) his or her OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. In the event of an exchange, our Intermediate Holding Companies will deliver, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in exchange for the applicable OCGH unitholder’s OCGH units pursuant to an exchange agreement. These exchanges are expected to result in increases in certain tax depreciation and amortization deductions, as well as an increase in the tax basis of other assets, of certain of the Oaktree Operating Group entities that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the tax basis of other assets, may reduce the amount of tax that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of the increased deductions and tax basis increase, and a court could sustain such a challenge.
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
The Obama administration submitted legislation to Congress that would tax income and gain, including gain on sale, attributable to an ISPI at ordinary rates, with an exception for certain qualified capital interests. The proposed legislation would also characterize certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. The Obama administration’s published revenue proposals for 2015 and prior years contained similar proposals.
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
States and other jurisdictions have also considered legislation to increase taxes with respect to incentive income. For example, New York considered legislation under which Class A unitholders could be subject to New York state income tax on income in respect of our Class A units as a result of certain activities of our affiliates in New York, although it is unclear when or whether similar legislation will be enacted.
Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.
The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government and non-government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions. Additionally, the Obama administration has announced proposals for potential reform to the U.S. federal income tax rules for businesses, including reducing the deductibility of interest for corporations, anti-inversion rules, reducing the top marginal rate on corporations and subjecting entities currently treated as partnerships for tax purposes to an entity-level income tax similar to the corporate income tax. Several of these proposals for reform, if enacted by the U.S. or by other countries in which we or our affiliates invest or do business, could adversely affect our investment returns. It is unclear what any actual legislation would provide, when it would be proposed or what its prospects for enactment would be.
Other proposals by members of Congress have contemplated the migration of the United States from a “worldwide” system of taxation, pursuant to which U.S. corporations are taxed on their worldwide income, to a territorial system where U.S. corporations are taxed only on their U.S. source income (subject to certain exceptions for income derived in low-tax jurisdictions from the exploitation of tangible assets) at a top corporate tax rate that would be 25%. The territorial tax system proposals envisage a revenue neutral result and consequently include revenue raisers to offset the reduction in the tax rate and base which may or may not be detrimental to us. A variation of this proposal contemplates a similar territorial U.S. tax system, but with more expansive U.S. taxation of the foreign profits of non-U.S. subsidiaries of U.S. corporations. This proposal would also eliminate the withholding tax exemption on portfolio interest debt obligations for investors residing in non-treaty jurisdictions. The Chairman of the House Ways and Means Committee has also identified comprehensive tax reform as a priority for the next Congress. Whether and in what form any such proposals will be enacted by Congress is unknown, as are the ultimate consequences of the proposed legislation.
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
Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions (“FFIs”), are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2017, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require these foreign financial institutions to enter into agreements with the IRS and other jurisdictions to obtain and disclose information about certain investors to the IRS. Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries, such as the United Kingdom and the Cayman Islands have implemented regimes similar to that of FATCA. Compliance with such regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
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
In light of our intended investment activities, we may be treated as engaged in a U.S. trade or business for U.S. federal income tax purposes, which may cause some portion of our income to be treated as effectively connected income (“ECI”) with respect to non-U.S. holders. Moreover, dividends paid by an investment that we make in a real estate investment trust (“REIT”) that are attributable to gains from the sale of U.S. real property interests and sales of certain investments in interests in U.S. real property, including stock of certain U.S. corporations owning significant U.S. real property, may be treated as ECI with respect to certain non-U.S. holders.
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
Although we expect to provide estimates by the deadline for filing U.S. income tax returns each year, we do not necessarily expect to be able to furnish definitive Schedule K-1s to IRS Form 1065 to each unitholder prior to such deadline, which means that holders of Class A units who are U.S. taxpayers may want to file annually a request for an extension of the due date of their income tax returns.
It may require a substantial period of time after the end of our fiscal year to obtain the requisite information from all lower-tier entities to enable us to prepare and deliver Schedule K-1s to IRS Form 1065. In the event we cannot provide timely Schedule K-1s, we expect to provide estimates of such tax information (including a Class A unitholder’s allocable share of our income, gain, loss and deduction for our preceding year) by the deadline for filing U.S. income tax returns each year; in that event however, there is no assurance that the Schedule K-1s, which would be provided after the estimates, will be the same as our estimates. For this reason, holders of Class A units who are U.S. taxpayers may want to file with the IRS (and certain states) a request for an extension past the due date of their income tax returns.
In addition, in the event we provide separate estimates and subsequent Schedule K-1s, it is possible that a Class A unitholder will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the partnership. Any obligation for a Class A unitholder to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each Class A unitholder.
Tax consequences to the OCGH unitholders may give rise to conflicts of interests.
As a result of an unrealized built-in gain attributable to the value of our assets held by the Oaktree Operating Group entities at the time of the 2007 Private Offering and unrealized built-in gain attributable to OCGH at the time of our initial public offering in April 2012, upon the taxable sale, refinancing or disposition of the assets owned by the Oaktree Operating Group entities, the OCGH unitholders may incur different and significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the OCGH unitholders upon a realization event. As the OCGH unitholders will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets may also influence the timing and amount of payments that are received by an exchanging or selling OCGH unitholder under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the OCGH unitholders pursuant to the tax receivable agreement. Because our senior executives hold their economic interest in our business primarily through OCGH and control both us and our manager (which is entitled to designate all the members of our board of directors), these differing objectives may give rise to conflicts of interest. We will be entitled to resolve these conflicts as described elsewhere in this annual report. Please see “—Risks Relating to Our Organization and Structure—Our senior executives hold a small amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a Class A unitholder to successfully challenge a resolution of a conflict of interest by us.”
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
We may be liable for adjustments to our tax returns as a result of recently enacted legislation.
Legislation was recently enacted that significantly changes the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge.  There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (1) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (2) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and the overall effect of this new legislation on us are uncertain, and common unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

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
Our Class A units are traded on the NYSE under the symbol “OAK” and began trading on the NYSE on April 12, 2012. The following table sets forth the high and low intra-day sales prices per unit of our Class A units, for the periods indicated, as reported by the NYSE:

	2015		2014
	High	Low	High	Low
First Quarter	$57.07	$51.09	$62.30	$56.13
Second Quarter	55.19	51.00	58.46	49.13
Third Quarter	56.54	48.69	52.00	47.36
Fourth Quarter	52.15	45.67	52.25	45.30
The number of holders of record of our Class A units as of February 23, 2016 was 228. This does not include the number of Class A unitholders that hold units in “street-name” through banks or broker-dealers.
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
We intend to distribute substantially all of the excess of our share of distributable earnings, net of income taxes, as determined by our board of directors after taking into account factors it deems relevant, such as, but not limited to, working capital levels; known or anticipated cash needs; business and investment opportunities; general economic and business conditions; our obligations under our debt instruments or other agreements; our compliance with applicable laws; the level and character of taxable income that flows through to our Class A unitholders; the availability and terms of outside financing; the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise; the possible repurchase of OCGH units; providing for future distributions to our Class A unitholders; and growing our capital base. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. In addition, we are not permitted to make a distribution under Section 18-607 of the Delaware Limited Liability Company Act if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.
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
Certain transactions involving the exchange of OCGH units, including our 2007 Private Offering, 2012 initial public offering, and May 2013, March 2014 and March 2015 follow-on offerings, increase the tax basis of the tangible and intangible assets of the Oaktree Operating Group.  Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that reductions in future quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement will aggregate $339.7 million through 2036. As shown in the table below, we estimate that an aggregate $20.5 million of that total will reduce fiscal year 2016’s four quarterly distributions to Class A unitholders, which will be funded by adjustments taken in arriving at the cash distribution payable per Class A unit.  Future estimated reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units that result in an increase to such tax bases.  These reductions are in addition to reductions for income taxes and other expenses that Oaktree or its Intermediate Holding Companies bear directly. The November 2015 exchange of OCGH units did not result in an increase in the tax basis of the tangible and intangible assets of the Oaktree Operating Group and, therefore, did not result in an increase to the tax receivable agreement liability. Please see note 9 to our consolidated financial statements included elsewhere in this annual report.

		Future Estimated Reductions Associated With the Tax Receivable Agreement
Transactions	Fiscal Year 2015 Reductions (1)	Total Future Aggregate Reductions	Fiscal Year 2016 Reductions (1)	Reductions Through Fiscal Year
	($ in millions)
2007 Private Offering	$3.6	$35.9	$3.8	2029
Initial public offering	4.2	70.7	4.4	2033
May 2013 Offering	5.2	98.5	5.5	2034
March 2014 Offering	3.7	74.5	3.9	2035
March 2015 Offering	2.4	60.1	2.9	2036
Total	$19.1	$339.7	$20.5

(1)	This column represents reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement attributable to the applicable fiscal year.

Set forth below are the distributions per Class A unit that were paid on the indicated payment dates to the holders of record as of a date that was two to five business days prior to the payment date.

Payment Date	Applicable to Quarterly Period Ended	Distribution per Unit
February 26, 2016	December 31, 2015	$0.47
November 12, 2015	September 30, 2015	0.40
August 13, 2015	June 30, 2015	0.50
May 14, 2015	March 31, 2015	0.64
Total fiscal year 2015		$2.01

February 25, 2015	December 31, 2014	$0.56
November 13, 2014	September 30, 2014	0.62
August 14, 2014	June 30, 2014	0.55
May 15, 2014	March 31, 2014	0.98
Total fiscal year 2014		$2.71

February 27, 2014	December 31, 2013	$1.00
November 15, 2013	September 30, 2013	0.74
August 20, 2013	June 30, 2013	1.51
May 21, 2013	March 31, 2013	1.41
Total fiscal year 2013		$4.66
Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2015
None.

Item 6. Selected Financial Data
The following sets forth selected historical consolidated financial and other data of Oaktree Capital Group, LLC as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The following data should be read together with “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this annual report.
We derived the selected historical financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 from our audited consolidated financial statements. The audited consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 and the consolidated statements of financial condition as of December 31, 2015 and 2014 are included elsewhere in this annual report. The audited consolidated statements of operations and financial condition for all other periods are not included in this annual report. The selected historical financial data are not necessarily indicative of the expected future operating results of Oaktree.

	As of or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per unit data or as otherwise indicated)
Consolidated Statements of Operations Data:
Total revenues	$201,905	$193,894	$194,922	$144,983	$155,770
Total expenses	(940,908)	(947,477)	(1,107,062)	(790,603)	(1,644,864)
Total other income (loss)	(776,410)	2,947,671	7,149,104	7,348,895	1,201,537
Income (loss) before income taxes	(1,515,413)	2,194,088	6,236,964	6,703,275	(287,557)
Income taxes	(17,549)	(18,536)	(26,232)	(30,858)	(21,088)
Net income (loss)	(1,532,962)	2,175,552	6,210,732	6,672,417	(308,645)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	1,809,683	(1,649,890)	(5,163,939)	(6,016,342)	(233,573)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	(205,372)	(399,379)	(824,795)	(548,265)	446,246
Net income (loss) attributable to OCG	$71,349	$126,283	$221,998	$107,810	$(95,972)
Distributions declared per Class A unit	$2.10	$3.15	$4.71	$2.31	$2.34
Net income (loss) per Class A unit	$1.45	$2.97	$6.35	$3.83	$(4.23)
Weighted average number of Class A units outstanding	49,324	42,582	34,979	28,170	22,677

	As of or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except as otherwise indicated)
Consolidated Statements of Financial Condition Data:
Total assets	$51,811,098	$53,344,062	$45,263,254	$43,869,998	$44,294,156
Debt obligations	9,667,822	7,156,387	2,876,645	1,106,804	702,260
Non-controlling redeemable interests in consolidated funds	38,173,125	41,681,155	38,834,831	39,670,831	41,048,607

Segment Statements of Operations: (1)
Management fees	$753,805	$762,823	$749,901	$747,440	$724,321
Incentive income	263,806	491,402	1,030,195	461,116	303,963
Investment income	48,253	117,662	258,654	202,392	23,763
Total segment revenues	1,065,864	1,371,887	2,038,750	1,410,948	1,052,047
Compensation and benefits	(404,442)	(379,360)	(365,306)	(329,741)	(308,115)
Equity-based compensation	(37,978)	(19,705)	(3,828)	(318)	—
Incentive income compensation	(141,822)	(231,871)	(436,217)	(222,594)	(179,234)
General and administrative	(120,783)	(127,954)	(117,361)	(102,685)	(94,655)
Depreciation and amortization	(10,018)	(7,249)	(7,119)	(7,397)	(6,583)
Total expenses	(715,043)	(766,139)	(929,831)	(662,735)	(588,587)
Interest expense, net of interest income (2)	(35,032)	(30,190)	(28,621)	(31,730)	(33,867)
Other income (expense), net	(3,927)	(2,431)	409	767	(1,209)
Adjusted net income	$311,862	$573,127	$1,080,707	$717,250	$428,384

Segment Statements of Financial Condition Data: (1)
Cash and cash-equivalents	$476,046	$405,290	$390,721	$458,191	$297,230
U.S. Treasury and government agency securities	661,116	655,529	676,600	370,614	381,697
Corporate investments	1,434,109	1,515,443	1,197,173	1,115,952	1,159,287
Total assets	3,257,728	3,267,799	2,817,127	2,359,548	2,083,908
Debt obligations	850,000	850,000	579,464	615,179	652,143
Total liabilities	1,575,831	1,549,410	1,126,877	965,655	959,908
Total unitholders’ capital	1,681,897	1,718,389	1,690,250	1,393,893	1,124,000
Operating Metrics:
Assets under management (in millions):
Assets under management	$97,359	$90,831	$83,605	$77,051	$74,857
Management fee-generating assets under management	78,897	78,079	71,950	66,784	66,964
Incentive-creating assets under management	31,923	33,861	32,379	33,989	36,155
Uncalled capital commitments (3)	21,650	10,333	13,169	11,201	11,201
Accrued incentives (fund level): (4)
Incentives created (fund level)	(100,384)	164,370	1,168,836	911,947	(75,916)
Incentives created (fund level), net of associated incentive income compensation expense	(66,399)	24,228	549,545	493,005	(14,143)
Accrued incentives (fund level)	1,585,217	1,949,407	2,276,439	2,137,798	1,686,967
Accrued incentives (fund level), net of associated incentive income compensation expense	811,540	999,923	1,235,226	1,282,194	1,027,711

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from OCGH equity value units that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Beginning with the fourth quarter of 2015, the definition of adjusted net income was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for adjusted net income unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging for fiscal years 2015 and 2014. The impact on 2013, 2012 and 2011 from the foreign currency changes was deemed to be immaterial and thus adjusted net income has not been recast for these changes. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. Adjusted net income is calculated at the Operating Group level. For additional information regarding these reconciling adjustments, as well as reconciliations of segment total assets to consolidated total assets, please see the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report.

(2)	Interest income was $5.1 million, $3.6 million, $3.2 million, $2.6 million and $2.3 million for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(3)
Uncalled capital commitments represent undrawn capital commitments by partners (including Oaktree as general partner) of our closed-end funds in their investment periods and certain evergreen funds. If a fund distributes capital during its investment period, that capital is typically subject to possible recall, in which case it is included in uncalled capital commitments.

(4)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as segment incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among many factors.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $97 billion in AUM as of December 31, 2015. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over nearly three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele has nearly doubled over the past decade, to more than 2,100, including 75 of the 100 largest U.S. pension plans, 39 states in the United States, 434 corporations and/or their pension funds, approximately 370 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 300 other non-U.S. institutional investors. As measured by AUM, 40% of our clients are invested in two or three different investment strategies, and 36% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 17 cities worldwide.
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
In 2015, the U.S. economy continued its slow and uneven recovery from the global financial crisis, while slowing growth in China and elsewhere contributed to a prolonged and sharp decline in energy-related and other commodity prices, as well as concern about the impact of China’s slowing on the rest of the world’s economies. As the year progressed, anxiety rose about the sustainability of the U.S. recovery, even as the U.S. Federal Reserve raised short-term interest rates for the first time in nine years. Equity markets and the prices of riskier credit instruments generally slid in the second half of the year. For 2015, the S&P 500 Index had a total return of 1.4%, while the Russell 2000 Index lost 4.4%. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, fell 5.3%. Emerging market stocks lost 14.6%, as measured by the MSCI Emerging Markets Index. The 10-year U.S.

Treasury yield closed at 2.3%, up slightly from 2.2% at the beginning of the year. In part reflecting its mid-teens-percentage energy weighting, the Citigroup U.S. High Yield Cash-Pay Capped Index ended the year down 5.4%, its third worst year of the past 30.
Against this backdrop, in 2015 our closed-end fund strategies experienced widely divergent investment performance, for a blended gross return of -0.1%, and we raised a significant amount of committed capital for them. Aggregate gross capital raised in 2015 for closed-end funds was $17.9 billion, driving the company-wide total to $23.1 billion, a record amount for any calendar year, and uncalled capital commitments to a record $21.7 billion as of December 31, 2015. The $23.1 billion included $10.5 billion for Oaktree Opportunities Funds X and Xb (“Opps X and Xb”), $2.1 billion for Oaktree Real Estate Opportunities Fund VII (“ROF VII”), $1.1 billion for Oaktree Power Opportunities Fund IV (“Power Fund IV”) and $1.7 billion for Enhanced Income funds and CLOs, including leverage. As of December 31, 2015, AUM was $97.4 billion and management fee-generating AUM was $78.9 billion. Investment strategies or products developed since the beginning of 2011 accounted for approximately $16.4 billion of AUM as of December 31, 2015. Closed-end funds we are currently marketing include ROF VII, Opps X and Xb, Oaktree Infrastructure Fund, Oaktree European Capital Solutions Fund and Oaktree European Principal Fund IV (“EPF IV”).
Business Combinations
In August 2014, we completed the acquisition of Highstar, an investment management firm founded in 2000, which specializes in U.S. energy infrastructure, waste management and transportation. Effective August 2014, we consolidated the financial position and results of operations of the controlled Highstar entities, including Highstar Capital IV, and accounted for this transaction as a business combination. Please see note 3 to our consolidated financial statements included elsewhere in this annual report.
Understanding Our Results—Consolidation of Oaktree Funds
GAAP currently requires that we consolidate substantially all of our closed-end funds, commingled open-end and evergreen funds, and CLOs in our financial statements, notwithstanding the fact that our equity investments in those funds do not typically exceed 2.5% of any fund’s interests (or, in the case of CLOs, no more than 10% of the total par value). In February 2015, the Financial Accounting Standards Board amended its consolidation guidance to end the deferral granted to investment companies with respect to applying the variable interest entity (“VIE”) guidance. We will adopt the guidance in the first quarter of 2016 on a modified retrospective basis. Under the modified retrospective approach, prior years would not be restated; instead, a cumulative-effect adjustment to equity as of the beginning of the adoption year would be recorded. We are currently evaluating the effect that adoption will have on our consolidated financial statements. The adoption is expected to significantly reduce the number of funds consolidated by us, and therefore reduce our consolidated total assets, total liabilities and non-controlling redeemable interests in consolidated funds. However, we do not expect there to be an impact on net income attributable to us. Please see “—Recent Accounting Developments” under note 2 to our consolidated financial statements included elsewhere in this annual report for more information regarding the recently issued consolidation guidance.
Consolidated funds refer to those funds in which we hold a general partner interest that gives us substantive control rights over such funds or CLOs for which Oaktree is considered the primary beneficiary of a VIE. With respect to our consolidated funds, we generally have operational discretion and control over the funds, and investors do not hold any substantive rights that would enable them to impact the funds’ ongoing governance and operating activities. The funds that we manage that were not consolidated, primarily separate accounts, represented 31% of our AUM as of December 31, 2015, and 26% and 23% of our segment management fees and segment revenues, respectively, for the year ended December 31, 2015.
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
The elimination of revenues earned by us from the consolidated funds causes our consolidated revenues to be significantly impacted by fund flows and fluctuations in the market value of our separate accounts because they are not consolidated. Note 17 to our consolidated financial statements included elsewhere in this annual report includes information regarding our investment management segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
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
Our consolidated revenues reflect the elimination of all management fees, incentive income and investment income earned by us from our consolidated funds. Investment income is presented within the other income (loss) section of our consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in this annual report for a detailed discussion of the structure of our funds.
Expenses
Compensation and Benefits
Compensation and benefits reflect all compensation-related items not directly related to incentive income, investment income or the vesting of OCGH and Class A units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units and OCGH equity value units (“EVUs”). Our GAAP-basis statements of operations include equity-based compensation expense for units granted both before and after our initial public offering. Our segment measure of adjusted net income differs from GAAP because it (a) excludes equity-based compensation expense for units granted before our initial public offering, and (b) reflects EVU awards that are liability classified in our GAAP-basis statements of operations as equity-classified awards (please see “—Segment and Operating Metrics—Adjusted Net Income” below).
As of December 31, 2015, there was $146.4 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 4.2 years. As of December 31, 2015, there was $109.7 million of unrecognized compensation expense for segment reporting purposes, with the difference primarily representing unit grants made before our initial public offering. The $109.7 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 4.1 years, as detailed in the table below. These amounts are subject to change as a result of future unit grants and possible modifications to award terms or changes in estimated forfeiture rates.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense included in ANI	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through December 2015	$34.8	$30.1	$18.2	$9.5	$4.6	$12.5	$109.7
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
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, foreign-exchange activity, insurance, changes in the contingent consideration liability, and other general items related directly to the Company’s operations. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, leasehold improvements, an airplane and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. A company-owned airplane is depreciated using the straight-line method over its estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives, which range from three to seven years.
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
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense. In the third quarter of 2014, this line item began to include income related to amounts received for contractually reimbursable costs associated with certain arrangements made in connection with the Highstar acquisition. In past years, it has also included the operating results of certain properties that were received as part of a 2010 arbitration award.
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
Oaktree’s effective tax rate is dependent on many factors, including the mix of revenues and expenses between our two corporate Intermediate Holding Companies that are subject to income tax and our three other Intermediate Holding Companies that are not; consequently, the effective tax rate is subject to significant variation from period to period.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds, including CLOs. In comparison to net income, this measure excludes segment results, income taxes, expenses that OCG or its Intermediate Holding Companies bear directly, the impact of equity-based compensation expense, amortization of acquired intangibles, changes in the contingent consideration liability, placement costs associated with closed-end funds and unrealized gains and losses from foreign-currency hedging activities; and

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by related parties and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH and Class A units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of OCGH and Class A units, as well as repurchases and forfeitures of and exchanges between OCGH and Class A units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 9 to our consolidated financial statements included elsewhere in this annual report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

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
In the fourth quarter of 2015, we made certain changes to the calculation methodology of adjusted net income. These changes were made to keep our segment reporting consistent with the data that our chief operating decision maker uses to manage the business. One change involves third-party placement costs associated with the marketing of closed-end funds, which now are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream. Previously, these placement costs were expensed as incurred, which mirrors their treatment under GAAP and remains the case for any such costs associated with open-end and evergreen funds. Prior-period placement costs associated with closed-end funds were deemed to be immaterial and thus ANI has not been recast for this change. The other changes involve two areas related to foreign currency: gains and losses stemming from our hedging activities, and income or expense from foreign-currency transactions. Previously, all of these income statement effects, whether realized or unrealized, were included in the particular period’s general and administrative expense. This treatment remains the case for GAAP presentation. However, for ANI, realized gains and losses from our foreign-currency hedging activities now are included in the same revenue or expense line item as the underlying exposure that was hedged. Unrealized gains and losses from such hedging activities are deferred until realized. Foreign-currency transaction gains and losses are included in other income (expense), net. Fiscal years 2015 and 2014 have been recast to retroactively reflect these changes related to foreign currency. The impact on 2013 from the foreign currency changes was deemed to be immaterial and thus ANI has not been recast for these changes.
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Beginning with the fourth quarter of 2015, the definition of ANI was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging for fiscal years 2015 and 2014. The impact on 2013 from the foreign currency changes was deemed to be immaterial and thus ANI has not been recast for these changes. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and the inclusion of non-cash equity-based compensation expense related to unit grants made after our initial public offering will likely make our calculation of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures of certain other asset managers.
We calculate adjusted net income-OCG, or adjusted net income per Class A unit, a non-GAAP measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Operating Group income taxes attributable to OCG. Two of our Intermediate Holding Companies incur federal and state income taxes for their shares of Operating Group income. Generally, those two corporate entities hold an interest in the Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings and investment income arising from our one-fifth ownership stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) generally have been subject to corporate-level taxation, and most of our incentive income and investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings and DoubleLine-related investment income represented a larger proportion of our ANI. Myriad other factors affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.

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
Fee-related Earnings
Fee-related earnings is a non-GAAP measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense and non-cash equity-based compensation expense related to unit grants made after our initial public offering. Fee-related earnings is considered baseline because it applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though a significant portion of those expenses is attributable to incentive and investment income, and because it excludes all non-management fee revenue sources (such as earnings from our minority equity interest in DoubleLine). Fee-related earnings is presented before income taxes.
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

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and reflects the beginning AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital or drawn capital during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds typically pay management fees based on their NAV, and our CLOs pay management fees based on the aggregate par value of collateral assets and principal cash held by them, as defined in the applicable CLO indentures.

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

Consolidated Results of Operations
The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
Consolidated Statements of Operations:	2015	2014	2013
	(in thousands)
Revenues:
Management fees	$195,308	$192,055	$192,605
Incentive income	6,597	1,839	2,317
Total revenues	201,905	193,894	194,922
Expenses:
Compensation and benefits	(416,907)	(388,512)	(365,696)
Equity-based compensation	(54,381)	(41,395)	(28,441)
Incentive income compensation	(160,831)	(221,194)	(482,551)
Total compensation and benefits expense	(632,119)	(651,101)	(876,688)
General and administrative	(110,677)	(99,835)	(114,404)
Depreciation and amortization	(14,022)	(8,003)	(7,119)
Consolidated fund expenses	(184,090)	(188,538)	(108,851)
Total expenses	(940,908)	(947,477)	(1,107,062)
Other income (loss):
Interest expense	(216,799)	(129,942)	(61,160)
Interest and dividend income	1,958,802	1,902,576	1,806,361
Net realized gain on consolidated funds’ investments	1,177,150	2,131,584	3,503,998
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(3,767,527)	(993,260)	1,843,469
Investment income	51,958	33,695	56,027
Other income, net	20,006	3,018	409
Total other income (loss)	(776,410)	2,947,671	7,149,104
Income (loss) before income taxes	(1,515,413)	2,194,088	6,236,964
Income taxes	(17,549)	(18,536)	(26,232)
Net income (loss)	(1,532,962)	2,175,552	6,210,732
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	1,809,683	(1,649,890)	(5,163,939)
Net income attributable to non-controlling interests in consolidated subsidiaries	(205,372)	(399,379)	(824,795)
Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Management Fees
Management fees increased $3.2 million, or 1.7%, to $195.3 million for the year ended December 31, 2015, from $192.1 million for the year ended December 31, 2014. The increase primarily reflected higher fees earned across non-consolidated funds and accounts, partially offset by lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling interests in consolidated funds and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income increased $4.8 million, or 266.7%, to $6.6 million for the year ended December 31, 2015, from $1.8 million for the year ended December 31, 2014, primarily reflecting higher incentive income from the unconsolidated Power Fund II and separate accounts.
Expenses
Compensation and Benefits
Compensation and benefits increased $28.4 million, or 7.3%, to $416.9 million for the year ended December 31, 2015, from $388.5 million for the year ended December 31, 2014, in part reflecting growth in average headcount, including the Highstar acquisition.
Equity-based Compensation
Equity-based compensation expense increased $13.0 million, or 31.4%, to $54.4 million for the year ended December 31, 2015, from $41.4 million for the year ended December 31, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $60.4 million, or 27.3%, to $160.8 million for the year ended December 31, 2015, from $221.2 million for the year ended December 31, 2014. The percentage decrease was smaller than the corresponding decline of 46.3% in segment incentive income, primarily due to timing differences associated with the recognition of segment incentive income and incentive income compensation expense, as well as catch-up tax distributions related to incentive interests awarded to certain investment professionals in 2014.
General and Administrative
General and administrative expense increased $10.9 million, or 10.9%, to $110.7 million for the year ended December 31, 2015, from $99.8 million for the year ended December 31, 2014. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense decreased $0.8 million, or 0.6%, to $132.8 million from $133.6 million.
Depreciation and Amortization
Depreciation and amortization expense increased $6.0 million, or 75.0%, to $14.0 million for the year ended December 31, 2015, from $8.0 million. The increase in part reflected amortization of leasehold improvements associated with office space expansion, as well as amortization expense related to acquired intangibles from the Highstar acquisition.
Consolidated Fund Expenses
Consolidated fund expenses decreased $4.4 million, or 2.3%, to $184.1 million for the year ended December 31, 2015, from $188.5 million for the year ended December 31, 2014. The decrease reflected lower professional fees and other costs of our consolidated funds.

Other Income (Loss)
Interest Expense
Interest expense increased $86.9 million, or 66.9%, to $216.8 million for the year ended December 31, 2015, from $129.9 million for the year ended December 31, 2014, primarily attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $56.2 million, or 3.0%, to $1,958.8 million for the year ended December 31, 2015, from $1,902.6 million for the year ended December 31, 2014, primarily attributable to higher income from Distressed Debt, Real Estate and Senior Loan funds, partially offset by lower income from Control Investing funds.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $954.4 million, or 44.8%, to $1,177.2 million for the year ended December 31, 2015, from $2,131.6 million for the year ended December 31, 2014, reflecting in part a larger amount of portfolio realizations in 2014 and that year’s generally stronger financial markets.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments were losses of $3,767.5 million for the year ended December 31, 2015 and $993.3 million for the year ended December 31, 2014. Excluding the $954.4 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a loss of $2,590.4 million for the current year, as compared to a gain of $1,138.3 million for the prior year, reflecting the generally stronger financial markets in 2014. The current-year net loss reflected losses from Distressed Debt, Senior Loan, High Yield Bond and Emerging Markets Equities funds, partially offset by gains from Control Investing and Real Estate funds. The prior-year net gain reflected gains from Real Estate and Control Investing funds, partially offset by losses from Distressed Debt funds.
Investment Income
Investment income increased $18.3 million, or 54.3%, to $52.0 million for the year ended December 31, 2015, from $33.7 million for the year ended December 31, 2014, reflecting higher income of $17.3 million from our investments in companies. DoubleLine accounted for investment income of $55.0 million and $46.9 million in 2015 and 2014, respectively, of which performance fees accounted for $4.3 million and $10.1 million, respectively. The prior year included a market-value loss on our minority equity investment in China Cinda Asset Management Co., Ltd. (“Cinda”).
Other Income, Net
Other income, net increased $17.0 million, or 566.7%, to $20.0 million for the year ended December 31, 2015, from $3.0 million for the year ended December 31, 2014. The current-year income of $20.0 million reflected $23.6 million of income received for contractually reimbursable costs associated with the Highstar acquisition, partially offset by losses associated with certain non-operating corporate activities. The prior-year income of $3.0 million reflected $8.3 million of income received for contractually reimbursable costs associated with the Highstar acquisition and $1.5 million of income attributable to proceeds received as part of a 2010 arbitration award, partially offset by a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, a $2.1 million loss related to the sale of properties received as part of the 2010 arbitration award, and a $1.5 million loss associated with certain non-operating activities.
Income Taxes
Income taxes decreased $1.0 million, or 5.4%, to $17.5 million for the year ended December 31, 2015, from $18.5 million for the year ended December 31, 2014.  The decrease was primarily attributable to the decline in pre-tax income attributable to Class A unitholders, partially offset by an increase in the effective tax rate. The effective tax rates applicable to Class A unitholders for 2015 and 2014, respectively, were 17% and 13%. We would expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years. Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”

Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased to a loss of $1,809.7 million for the year ended December 31, 2015, from income of $1,649.9 million for the year ended December 31, 2014, reflecting lower net gains on investments. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $55.0 million, or 43.5%, to $71.3 million for the year ended December 31, 2015, from $126.3 million for the year ended December 31, 2014. The decrease reflected lower segment revenues, partially offset by lower segment expenses and a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Management Fees
Management fees decreased $0.5 million, or 0.3%, to $192.1 million for the year ended December 31, 2014, from $192.6 million for the year ended December 31, 2013. The decrease primarily reflected lower advisory, director, transaction and certain other ancillary fees for the benefit of our consolidated funds, offset by higher fees earned across our non-consolidated funds and accounts. We reduce our management fees by the amount of advisory and other ancillary fees so that our funds’ investors share pro rata in the economic benefit of the ancillary fees. Thus, in our consolidated financial statements, these ancillary fees are treated as being attributable to non-controlling interests in consolidated funds and have no impact on the net income attributable to OCG.
Incentive Income
Incentive income decreased $0.5 million, or 21.7%, to $1.8 million for the year ended December 31, 2014, from $2.3 million for the year ended December 31, 2013, primarily reflecting lower incentive income from a separate account.
Expenses
Compensation and Benefits
Compensation and benefits increased $22.8 million, or 6.2%, to $388.5 million for the year ended December 31, 2014, from $365.7 million for the year ended December 31, 2013, primarily reflecting growth in average headcount, including the Highstar acquisition. Fiscal years 2014 and 2013 included a $0.2 million benefit and a $6.5 million expense, respectively, associated with our phantom equity awards, stemming from each period’s equity distributions and change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $13.0 million, or 45.8%, to $41.4 million for the year ended December 31, 2014, from $28.4 million for the year ended December 31, 2013, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $261.4 million, or 54.2%, to $221.2 million for the year ended December 31, 2014, from $482.6 million for the year ended December 31, 2013. After adjusting 2013’s expense for the benefit of the 2011 acquisition of a small portion of certain investment professionals’ carried interest in OCM Opportunities Fund VIIb (“Opps VIIb”), the year-over-year change would have been a decrease of 58.5%. There was no such benefit in 2014. The adjusted decrease was larger than the 52.3% decline in segment incentive income principally as a result of timing differences associated with the recognition of segment incentive income and incentive income compensation expense.
General and Administrative
General and administrative expense decreased $14.6 million, or 12.8%, to $99.8 million for the year ended December 31, 2014, from $114.4 million for the year ended December 31, 2013. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our

non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $14.5 million, or 12.2%, to $133.6 million from $119.1 million, primarily reflecting higher legal and other professional fees, as well as costs associated with corporate growth and the Highstar acquisition.
Consolidated Fund Expenses
Consolidated fund expenses increased $79.6 million, or 73.1%, to $188.5 million for the year ended December 31, 2014, from $108.9 million for the year ended December 31, 2013. The increase reflected higher professional fees and other costs of our consolidated funds.
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
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $1,372.4 million, or 39.2%, to $2,131.6 million for the year ended December 31, 2014, from $3,504.0 million for the year ended December 31, 2013. The net realized gain in 2014 reflected gains from Distressed Debt, Control Investing and Real Estate funds. The net gain in 2013 reflected gains from Distressed Debt, Control Investing and Real Estate funds.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $2,836.8 million, to net depreciation of $993.3 million for the year ended December 31, 2014, from net appreciation of $1,843.5 million for the year ended December 31, 2013. Excluding the $1,372.4 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $4,209.2 million, to $1,138.3 million for the year ended December 31, 2014, from $5,347.5 million for the year ended December 31, 2013. The net gain in 2014 reflected gains from Real Estate and Control Investing funds, partially offset by losses from Distressed Debt funds. The net gain in 2013 reflected gains from Distressed Debt, Control Investing and Real Estate funds.
Investment Income
Investment income decreased $22.3 million, or 39.8%, to $33.7 million for the year ended December 31, 2014, from $56.0 million for the year ended December 31, 2013, reflecting lower income of $15.3 million from our investments in companies, $4.5 million from corporate investment activities and $2.5 million from our investments in funds. The $15.3 million of lower income from investments in companies reflected a sizable market-value gain in 2013 on our minority equity investment in Cinda, as compared to a market-value loss in 2014. DoubleLine accounted for investment income of $46.9 million and $31.4 million in 2014 and 2013, respectively, of which performance fees accounted for $10.1 million and $3.4 million, respectively.
Other Income, Net
Other income, net increased $2.6 million, or 650.0%, to $3.0 million for the year ended December 31, 2014, from $0.4 million for the year ended December 31, 2013. The income of $3.0 million in 2014 reflected $8.3 million of income received for contractually reimbursable costs associated with the Highstar acquisition and $1.5 million of income attributable to proceeds received as part of a 2010 arbitration award, partially offset by a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, a $2.1 million loss related to the sale of properties received as part of the 2010 arbitration award, and a $1.5 million loss associated with certain non-operating activities. The income of $0.4 million in 2013 reflected the operating results of the properties received as part of the 2010 arbitration award.
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

Segment Financial Data
The following table presents segment financial data:

	As of or for the Year Ended December 31,
Segment Statements of Operations Data: (1)	2015	2014	2013
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$753,805	$762,823	$749,901
Incentive income	263,806	491,402	1,030,195
Investment income	48,253	117,662	258,654
Total revenues	1,065,864	1,371,887	2,038,750
Expenses:
Compensation and benefits	(404,442)	(379,360)	(365,306)
Equity-based compensation	(37,978)	(19,705)	(3,828)
Incentive income compensation	(141,822)	(231,871)	(436,217)
General and administrative	(120,783)	(127,954)	(117,361)
Depreciation and amortization	(10,018)	(7,249)	(7,119)
Total expenses	(715,043)	(766,139)	(929,831)
Adjusted net income before interest and other income (expense)	350,821	605,748	1,108,919
Interest expense, net of interest income (2)	(35,032)	(30,190)	(28,621)
Other income (expense), net	(3,927)	(2,431)	409
Adjusted net income	$311,862	$573,127	$1,080,707
Adjusted net income-OCG	$79,941	$137,159	$223,113
Adjusted net income per Class A unit	1.62	3.22	6.38
Distributable earnings	447,576	606,136	984,266
Distributable earnings-OCG	119,406	145,370	203,595
Distributable earnings per Class A unit	2.42	3.41	5.82
Fee-related earnings	218,562	248,260	260,115
Fee-related earnings-OCG	66,328	59,915	50,122
Fee-related earnings per Class A unit	1.34	1.41	1.43
Weighted average number of Operating Group units outstanding	153,751	152,660	150,971
Weighted average number of Class A units outstanding	49,324	42,582	34,979
Operating Metrics:
Assets under management (in millions):
Assets under management	$97,359	$90,831	$83,605
Management fee-generating assets under management	78,897	78,079	71,950
Incentive-creating assets under management	31,923	33,861	32,379
Uncalled capital commitments	21,650	10,333	13,169
Accrued incentives (fund level):
Incentives created (fund level)	(100,384)	164,370	1,168,836
Incentives created (fund level), net of associated incentive income compensation expense	(66,399)	24,228	549,545
Accrued incentives (fund level)	1,585,217	1,949,407	2,276,439
Accrued incentives (fund level), net of associated incentive income compensation expense	811,540	999,923	1,235,226

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Beginning with the fourth quarter of 2015, the definition of adjusted net income was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for adjusted net income unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging for fiscal years 2015 and 2014. The impact on 2013 from the foreign currency changes was deemed to be immaterial and thus adjusted net income has not been recast for these changes. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $5.1 million, $3.6 million, and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of December 31,
	2015	2014	2013
Assets Under Management:	(in millions)
Closed-end funds	$59,430	$48,203	$46,685
Open-end funds	33,202	37,452	32,868
Evergreen funds	4,727	5,176	4,052
Total	$97,359	$90,831	$83,605

	Year Ended December 31,
	2015	2014	2013
Change in Assets Under Management:	(in millions)
Beginning balance	$90,831	$83,605	$77,051
Closed-end funds:
Capital commitments/other (1)	17,868	4,172	5,496
Acquisition (Highstar)	—	2,349	—
Distributions for a realization event/other (2)	(5,225)	(6,956)	(12,029)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(767)	(315)	—
Foreign-currency translation	(706)	(868)	269
Change in market value (4)	(522)	2,279	5,837
Change in applicable leverage	579	857	1,412
Open-end funds:
Contributions	4,919	9,123	5,276
Redemptions	(7,260)	(4,415)	(4,292)
Foreign-currency translation	(422)	(522)	108
Change in market value (4)	(1,487)	398	2,684
Evergreen funds:
Contributions or new capital commitments	349	1,447	1,739
Redemptions or distributions	(359)	(218)	(272)
Distributions from restructured funds	(47)	(55)	(49)
Foreign-currency translation	—	6	4
Change in market value (4)	(392)	(56)	371
Ending balance	$97,359	$90,831	$83,605

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

(2)
These amounts represent distributions for a realization event, tax-related distributions, reductions in the par value of collateral assets and principal cash resulting from the repayment of debt as return of principal by CLOs, and recallable distributions at the end of the investment period.

(3)
The change in uncalled capital commitments reflects declines attributable to funds entering their liquidation periods, as well as capital contributions to funds in their liquidation periods for deferred purchase obligations or other reasons.

(4)
The change in market value reflects the change in NAV of our funds, less management fees and other fund expenses, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs.

Management Fee-generating Assets Under Management

	As of December 31,
	2015	2014	2013
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$6,580	$5,255	$2,425
Other closed-end funds	35,709	32,017	33,997
Open-end funds	33,135	37,383	32,830
Evergreen funds	3,473	3,424	2,698
Total	$78,897	$78,079	$71,950

	Year Ended December 31,
	2015	2014	2013
Change in Management Fee-generating Assets Under Management:	(in millions)
Beginning balance	$78,079	$71,950	$66,784
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	7,354	1,667	6,597
Acquisition (Highstar)	—	1,882	—
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	1,175	959	1,835
Change attributable to funds in liquidation (2)	(2,812)	(3,303)	(8,222)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	(409)	(169)	(664)
Distributions by funds that pay fees based on NAV/other (4)	(381)	(511)	(325)
Foreign-currency translation	(443)	(662)	196
Change in market value (5)	(294)	29	(1)
Change in applicable leverage	827	958	1,256
Open-end funds:
Contributions	4,903	9,095	5,276
Redemptions	(7,243)	(4,418)	(4,292)
Foreign-currency translation	(421)	(521)	108
Change in market value	(1,487)	397	2,682
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	760	998	660
Redemptions or distributions	(322)	(214)	(272)
Change in market value	(389)	(58)	332
Ending balance	$78,897	$78,079	$71,950

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(3)
The change in uncalled capital commitments reflects declines attributable to funds entering their liquidation periods, as well as capital contributions to funds in their liquidation periods for deferred purchase obligations or other reasons.

(4)
These amounts represent distributions by funds that pay fees based on NAV, as well as reductions in the par value of collateral assets and principal cash resulting from the repayment of debt as return of principal by CLOs.

(5)
The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs.

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees and co-investments that pay no management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of December 31,
	2015	2014	2013
	(in millions)
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:
Assets under management	$97,359	$90,831	$83,605
Difference between assets under management and committed capital or cost basis for applicable closed-end funds (1)	(2,958)	(5,521)	(6,311)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(8,215)	(320)	(693)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(4,754)	(4,528)	(2,625)
Oaktree’s general partner investments in management fee-generating funds	(1,357)	(1,231)	(1,371)
Closed-end funds that are no longer paying management fees and co-investments that pay no management fees	(1,016)	(924)	(461)
Funds for which management fees were permanently waived	(162)	(228)	(194)
Management fee-generating assets under management	$78,897	$78,079	$71,950

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of December 31,
	2015	2014	2013
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.52	1.54	1.55
Open-end funds	0.48	0.47	0.47
Evergreen funds	1.43	1.53	1.63
Overall	0.99	0.96	1.02

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of December 31, 2015, 2014 and 2013, the portion of incentive-creating AUM generating incentives at the fund level was $17.5 billion, $24.3 billion and $29.6 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of December 31,
	2015	2014	2013
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$30,100	$31,743	$30,362
Evergreen funds	1,823	2,118	2,017
Total	$31,923	$33,861	$32,379
Year Ended December 31, 2015
AUM increased $6.6 billion, or 7.3%, to $97.4 billion as of December 31, 2015, from $90.8 billion as of December 31, 2014. The increase reflected $18.4 billion of aggregate capital inflows and fee-generating leverage for closed-end funds, partially offset by $5.2 billion of distributions to closed-end fund investors, $2.4 billion in aggregate market-value declines, $2.3 billion of net outflows from open-end funds, $1.1 billion of negative foreign-currency translation and a $0.8 billion decline in uncalled capital commitments for closed-end funds entering or in liquidation. Capital inflows and fee-generating leverage for closed-end funds included $10.5 billion for Opps X and Xb, $2.1 billion for ROF VII, $1.1 billion for Power Fund IV, $0.9 billion for Enhanced Income funds and $0.8 billion for CLOs. Distributions to closed-end fund investors included $1.9 billion from Distressed Debt funds, $1.3 billion from Real Estate funds and $0.8 billion from Principal Investing funds.
Management fee-generating AUM, a forward-looking metric, increased $0.8 billion, or 1.0%, to $78.9 billion as of December 31, 2015, from $78.1 billion as of December 31, 2014. The increase reflected an aggregate $6.6 billion increase from the commencement of the investment periods of Power Fund IV and Oaktree Principal Fund VI (“PF VI”) in November 2015, and of Opps X and ROF VII as of January 1, 2016, and $2.8 billion of aggregate fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV. These increases were partially offset by $2.8 billion attributable to closed-end funds in liquidation, $2.3 billion of net outflows from open-end funds, $2.2 billion in aggregate market-value declines and $0.9 billion of negative foreign-currency translation.
Incentive-creating AUM decreased $2.0 billion, or 5.9%, to $31.9 billion as of December 31, 2015, from $33.9 billion as of December 31, 2014. The decrease reflected the net effect of $4.0 billion in drawdowns by closed-end funds, $4.8 billion in distributions from closed-end funds, $0.7 billion in aggregate market-value declines and $0.4 billion of negative foreign-currency translation.
Year Ended December 31, 2014
AUM increased $7.2 billion, or 8.6%, to $90.8 billion as of December 31, 2014, from $83.6 billion as of December 31, 2013. The increase reflected $6.5 billion of capital inflows and fee-generating leverage for closed-end and evergreen funds, $4.7 billion of net inflows to open-end funds, $2.6 billion of market-value gains and $2.3 billion from the Highstar acquisition, partially offset by $7.0 billion of distributions to closed-end fund investors and a $1.4 billion negative net impact from foreign-currency translation. Capital inflows and fee-generating leverage for closed-end and evergreen funds included $1.9 billion for CLOs, $1.5 billion for Oaktree Enhanced Income Fund II, $1.0 billion for Real Estate Debt and $0.7 billion for Strategic Credit. Of the $7.0 billion of distributions to closed-end fund investors, $3.2 billion and $2.0 billion were attributable to Distressed Debt and Principal Investing funds, respectively.
Management fee-generating AUM increased $6.1 billion, or 8.5%, to $78.1 billion as of December 31, 2014, from $72.0 billion as of December 31, 2013, reflecting $4.7 billion from net inflows to open-end funds, $2.9 billion from fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, $1.9 billion from the Highstar acquisition and $1.7 billion in new capital commitments, partially offset by $3.3 billion attributable to closed-end funds in liquidation, a $1.2 billion negative net impact from foreign-currency translation and $0.5 billion of distributions by funds that pay fees based on NAV.

Incentive-creating AUM increased $1.5 billion, or 4.6%, to $33.9 billion as of December 31, 2014, from $32.4 billion as of December 31, 2013. The increase reflected the net effect of $5.8 billion in drawdowns by closed-end funds, $1.0 billion from the Highstar acquisition, $6.8 billion in distributions by closed-end funds, $2.3 billion in market-value gains and a $0.7 billion negative net impact from foreign-currency translation.
Year Ended December 31, 2013
AUM increased $6.5 billion, or 8.4%, to $83.6 billion as of December 31, 2013, from $77.1 billion as of December 31, 2012. The increase reflected $8.9 billion of market-value gains, $8.5 billion of aggregate capital inflows and fee-generating leverage for closed-end and evergreen funds, and $1.0 billion of net inflows to open-end funds, partially offset by $12.0 billion of distributions to closed-end fund investors. Capital inflows and fee-generating leverage included $2.4 billion for Oaktree Real Estate Opportunities Fund VI (“ROF VI”), $1.7 billion for Enhanced Income Fund, $1.4 billion for Strategic Credit, $0.9 billion for European Private Debt and $0.8 billion for Emerging Markets Opportunities. The $12.0 billion of distributions to closed-end fund investors included $3.2 billion by Opps VIIb, $3.8 billion by other Distressed Debt funds, $3.4 billion by Principal Investing funds and $1.2 billion by Real Estate funds.
Management fee-generating AUM increased $5.2 billion, or 7.8%, to $72.0 billion as of December 31, 2013, from $66.8 billion as of December 31, 2012, reflecting $6.6 billion from the start of Opps IX’s investment period on January 1, 2014 and new capital commitments to ROF VI, $3.8 billion from fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds that pay fees based on drawn capital or NAV, $3.0 billion from market-value gains in funds for which management fees are based on NAV, and $1.0 billion from net inflows to open-end funds. Partially offsetting those increases was an $8.2 billion decline from asset sales by closed-end funds in liquidation.
Incentive-creating AUM decreased $1.6 billion, or 4.7%, to $32.4 billion as of December 31, 2013, from $34.0 billion as of December 31, 2012. The decrease resulted from the net effect of $4.7 billion in drawdowns by closed-end funds, $12.1 billion in distributions by closed-end funds and $5.9 billion in market-value gains.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level) are set forth below.

	As of or for the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$1,949,407	$2,276,439	$2,137,798
Incentives created (fund level):
Closed-end funds	(100,633)	163,194	1,114,088
Evergreen funds	249	1,176	54,748
Total incentives created (fund level)	(100,384)	164,370	1,168,836
Less: segment incentive income recognized by us	(263,806)	(491,402)	(1,030,195)
Ending balance	$1,585,217	$1,949,407	$2,276,439
Accrued incentives (fund level), net of associated incentive income compensation expense	$811,540	$999,923	$1,235,226
As of December 31, 2015, 2014 and 2013, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $292.1 million, $420.7 million and $494.0 million, respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2015, $589.1 million, or 73%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 35% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.

Years Ended December 31, 2015, 2014 and 2013
Incentives created (fund level) was negative $100.4 million for the year ended December 31, 2015, reflecting negative incentives created (fund level) of $339.4 million from Distressed Debt funds, partially offset by $115.2 million of incentives created (fund level) from Real Estate funds and $92.2 million from Control Investing funds.
Incentives created (fund level) was $164.4 million for the year ended December 31, 2014, reflecting $201.9 million from Real Estate funds, $146.2 million from Control Investing funds, and negative $190.8 million from Distressed Debt funds.
Incentives created (fund level) amounted to $1.2 billion for the year ended December 31, 2013, reflecting $733.0 million from Distressed Debt funds and $318.6 million from Control Investing funds.
Uncalled Capital Commitments
As of December 31, 2015 and 2014, uncalled capital commitments were $21.7 billion and $10.3 billion, respectively. Capital drawn by closed-end funds during the years ended December 31, 2015 and 2014 aggregated $5.9 billion and $8.8 billion, respectively.

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
Adjusted Net Income (1)
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per unit data)
Revenues:
Management fees	$753,805	$762,823	$749,901
Incentive income	263,806	491,402	1,030,195
Investment income	48,253	117,662	258,654
Total revenues	1,065,864	1,371,887	2,038,750
Expenses:
Compensation and benefits	(404,442)	(379,360)	(365,306)
Equity-based compensation	(37,978)	(19,705)	(3,828)
Incentive income compensation	(141,822)	(231,871)	(436,217)
General and administrative	(120,783)	(127,954)	(117,361)
Depreciation and amortization	(10,018)	(7,249)	(7,119)
Total expenses	(715,043)	(766,139)	(929,831)
Adjusted net income before interest and other income (expense)	350,821	605,748	1,108,919
Interest expense, net of interest income	(35,032)	(30,190)	(28,621)
Other income (expense), net	(3,927)	(2,431)	409
Adjusted net income	311,862	573,127	1,080,707
Adjusted net income attributable to OCGH non-controlling interest	(214,629)	(415,859)	(834,966)
Non-Operating Group expenses	(2,097)	(1,645)	(1,195)
Adjusted net income-OCG before income taxes	95,136	155,623	244,546
Income taxes-OCG	(15,195)	(18,464)	(21,433)
Adjusted net income-OCG	$79,941	$137,159	$223,113
Adjusted net income per Class A unit	$1.62	$3.22	$6.38
Weighted average number of Class A units outstanding	49,324	42,582	34,979

(1)
Beginning with the fourth quarter of 2015, the definition of adjusted net income was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging for fiscal years 2015 and 2014. The impact on 2013 from the foreign currency changes was deemed to be immaterial and thus ANI has not been recast for these changes. Placement costs associated with closed-end funds amounted to $4.4 million for the first three quarters of 2015, $25,000 for 2014 and $1.8 million for 2013, and remain expensed as incurred in those periods for both GAAP and ANI purposes.

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per unit data)
Revenues:
Management fees	$753,805	$762,823	$749,901
Incentive income	263,806	491,402	1,030,195
Receipts of investment income from funds (1)	101,296	81,438	128,896
Receipts of investment income from companies	48,067	49,546	35,664
Total distributable earnings revenues	1,166,974	1,385,209	1,944,656
Expenses:
Compensation and benefits	(404,442)	(379,360)	(365,306)
Incentive income compensation	(141,822)	(231,871)	(436,217)
General and administrative	(120,783)	(127,954)	(117,361)
Depreciation and amortization	(10,018)	(7,249)	(7,119)
Total expenses	(677,065)	(746,434)	(926,003)
Other income (expense):
Interest expense, net of interest income	(35,032)	(30,190)	(28,621)
Operating Group income taxes	(3,374)	(18)	(6,175)
Other income (expense), net	(3,927)	(2,431)	409
Distributable earnings	447,576	606,136	984,266
Distributable earnings attributable to OCGH non-controlling interest	(304,900)	(439,130)	(761,370)
Non-Operating Group expenses	(2,097)	(1,645)	(1,195)
Distributable earnings-OCG income taxes	(2,083)	(4,138)	(7,684)
Tax receivable agreement	(19,090)	(15,853)	(10,422)
Distributable earnings-OCG	$119,406	$145,370	$203,595
Distributable earnings per Class A unit	$2.42	$3.41	$5.82
Weighted average number of Class A units outstanding	49,324	42,582	34,979

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Distributable earnings declined $158.5 million, or 26.2%, to $447.6 million for the year ended December 31, 2015, from $606.1 million for the year ended December 31, 2014, reflecting decreases of $137.5 million in net incentive income and $29.7 million in fee-related earnings, partially offset by an $18.4 million increase in investment income proceeds. For 2015, investment income proceeds totaled $149.4 million, including $101.3 million from fund distributions and $51.7 million from DoubleLine, as compared with total investment income proceeds in 2014 of $131.0 million, of which $81.4 million and $46.7 million was attributable to fund distributions and DoubleLine, respectively.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Distributable earnings declined $378.2 million, or 38.4%, to $606.1 million for the year ended December 31, 2014, from $984.3 million for the year ended December 31, 2013, reflecting decreases of $334.4 million in net incentive income, $33.6 million in investment income proceeds and $11.8 million in fee-related earnings. For 2014, investment income proceeds totaled $131.0 million, including $81.4 million from fund distributions and $46.7 million from DoubleLine, as compared with total investment income proceeds in 2013 of $164.6 million, of which $128.9 million and $35.7 million was attributable to fund distributions and DoubleLine, respectively.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Distributable earnings	$447,576	$606,136	$984,266
Investment income (1)	48,253	117,662	258,654
Receipts of investment income from funds (2)	(101,296)	(81,438)	(128,896)
Receipts of investment income from companies	(48,067)	(49,546)	(35,664)
Equity-based compensation (3)	(37,978)	(19,705)	(3,828)
Operating Group income taxes	3,374	18	6,175
Adjusted net income	311,862	573,127	1,080,707
Incentive income (4)	19,002	(28,813)	64,460
Incentive income compensation (4)	(19,009)	10,677	(46,334)
Equity-based compensation (5)	(16,403)	(21,690)	(24,613)
Placement costs (6)	(3,619)	—	—
Foreign-currency hedging (7)	(2,619)	2,003	—
Acquisition-related items (8)	(5,251)	(2,442)	—
Income taxes (9)	(17,549)	(18,536)	(26,232)
Non-Operating Group expenses (10)	(2,097)	(1,645)	(1,195)
Non-controlling interests (10)	(192,968)	(386,398)	(824,795)
Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998

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

(5)
This adjustment adds back the effect of (a) equity-based compensation expense related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund operations or make equity distributions, and (b) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting.

(6)
This adjustment adds back the effect of timing differences with respect to the recognition of third-party placement costs associated with closed-end funds between adjusted net income and net income attributable to OCG.

(7)
This adjustment adds back the effect of timing differences associated with the recognition of unrealized gains and losses related to foreign-currency hedging between adjusted net income and net income attributable to OCG.

(8)	This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability.

(9)	Because adjusted net income and distributable earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(10)
Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Distributable earnings-OCG (1)	$119,406	$145,370	$203,595
Investment income attributable to OCG	13,693	32,399	60,000
Receipts of investment income from funds attributable to OCG	(32,163)	(22,674)	(29,141)
Receipts of investment income from companies attributable to OCG	(15,735)	(13,892)	(8,486)
Equity-based compensation attributable to OCG (2)	(12,259)	(5,517)	(904)
Distributable earnings-OCG income taxes	2,083	4,138	7,684
Tax receivable agreement	19,090	15,853	10,422
Income taxes of Intermediate Holding Companies	(14,174)	(18,518)	(20,057)
Adjusted net income-OCG (1)	79,941	137,159	223,113
Incentive income attributable to OCG (3)	8,087	(6,641)	16,361
Incentive income compensation attributable to OCG (3)	(8,209)	1,913	(11,761)
Equity-based compensation attributable to OCG (4)	(5,238)	(6,053)	(5,715)
Placement costs attributable to OCG (5)	(1,301)	—	—
Foreign-currency hedging attributable to OCG (6)	(1,006)	603	—
Acquisition-related items attributable to OCG (7)	(1,628)	(698)	—
Non-controlling interests attributable to OCG (7)	703	—	—
Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998

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

(4)
This adjustment adds back the effect of (a) equity-based compensation expense attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income because it does not affect our financial position and from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations or make equity distributions, and (b) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting.

(5)
This adjustment adds back the effect of timing differences with respect to the recognition of third-party placement costs associated with closed-end funds between adjusted net income-OCG and net income attributable to OCG.

(6)
This adjustment adds back the effect of timing differences associated with the recognition of unrealized gains and losses related to foreign-currency hedging between adjusted net income-OCG and net income attributable to OCG.

(7)
This adjustment adds back the effect of (a) acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability and (b) non-controlling interests.

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$518,513	$536,794	$559,426
Open-end funds	178,409	173,018	146,557
Evergreen funds	56,883	53,011	43,918
Total management fees	753,805	762,823	749,901
Expenses:
Compensation and benefits	(404,442)	(379,360)	(365,306)
General and administrative	(120,783)	(127,954)	(117,361)
Depreciation and amortization	(10,018)	(7,249)	(7,119)
Total expenses	(535,243)	(514,563)	(489,786)
Fee-related earnings	218,562	248,260	260,115
Fee-related earnings attributable to OCGH non-controlling interest	(148,119)	(178,944)	(199,758)
Non-Operating Group expenses	(1,691)	(1,647)	(1,196)
Fee-related earnings-OCG before income taxes	68,752	67,669	59,161
Fee-related earnings-OCG income taxes	(2,424)	(7,754)	(9,039)
Fee-related earnings-OCG	$66,328	$59,915	$50,122
Fee-related earnings per Class A unit	$1.34	$1.41	$1.43
Weighted average number of Class A units outstanding	49,324	42,582	34,979
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Fee-related earnings declined $29.7 million, or 12.0%, to $218.6 million for the year ended December 31, 2015, from $248.3 million for the year ended December 31, 2014, reflecting $9.0 million of lower management fees, $25.0 million in higher compensation and benefits, and $7.2 million in lower general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $1.34 and $1.41 per unit for 2015 and 2014, respectively.
The effective tax rate applicable to fee-related earnings for 2015 and 2014 was 4% and 11%, respectively.  In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Fee-related earnings declined $11.8 million, or 4.5%, to $248.3 million for the year ended December 31, 2014, from $260.1 million for the year ended December 31, 2013, reflecting $12.9 million of higher management fees, $14.1 million in higher compensation and benefits, and $10.6 million in higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $1.41 and $1.43 per unit for 2014 and 2013, respectively.
The effective tax rate applicable to fee-related earnings for 2014 and 2013 was 11% and 15%, respectively.  In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fee-related earnings (1)	$218,562	$248,260	$260,115
Incentive income	263,806	491,402	1,030,195
Incentive income compensation	(141,822)	(231,871)	(436,217)
Investment income	48,253	117,662	258,654
Equity-based compensation (2)	(37,978)	(19,705)	(3,828)
Interest expense, net of interest income	(35,032)	(30,190)	(28,621)
Other income (expense), net	(3,927)	(2,431)	409
Adjusted net income	311,862	573,127	1,080,707
Reconciling adjustments (3)	(240,513)	(446,844)	(858,709)
Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998

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

(3)	Please refer to the table on page 98 for a detailed reconciliation of adjusted net income to net income attributable to Oaktree Capital Group, LLC.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fee-related earnings-OCG (1)	$66,328	$59,915	$50,122
Incentive income attributable to OCG	81,314	132,901	231,971
Incentive income compensation attributable to OCG	(43,414)	(62,719)	(99,168)
Investment income attributable to OCG	13,693	32,399	60,000
Equity-based compensation attributable to OCG (2)	(12,259)	(5,517)	(904)
Interest expense, net of interest income attributable to OCG	(11,642)	(8,439)	(6,610)
Other income (expense) attributable to OCG	(1,308)	(671)	96
Non-fee-related earnings income taxes attributable to OCG (3)	(12,771)	(10,710)	(12,394)
Adjusted net income-OCG (1)	79,941	137,159	223,113
Reconciling adjustments (4)	(8,592)	(10,876)	(1,115)
Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998

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

(4)	Please refer to the table on page 99 for a detailed reconciliation of adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Year Ended December 31,
	2015	2014
	(in thousands)
Management Fees:
Closed-end funds	$518,513	$536,794
Open-end funds	178,409	173,018
Evergreen funds	56,883	53,011
Total	$753,805	$762,823

Management fees decreased $9.0 million, or 1.2%, to $753.8 million for the year ended December 31, 2015, from $762.8 million for the year ended December 31, 2014, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $18.3 million, or 3.4%, to $518.5 million for the year ended December 31, 2015, from $536.8 million for the year ended December 31, 2014. The decrease reflected an aggregate decline of $61.5 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $43.2 million from the Highstar acquisition, closed-end funds for which management fees are based on drawn capital or NAV, new CLOs, and the start of the investment periods for Power Fund IV and PF VI.

•
Open-end funds.    Management fees attributable to open-end funds increased $5.4 million, or 3.1%, to $178.4 million for the year ended December 31, 2015, from $173.0 million for the year ended December 31, 2014, primarily as a result of net inflows to Emerging Markets Equities.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $3.9 million, or 7.4%, to $56.9 million for the year ended December 31, 2015, from $53.0 million for the year ended December 31, 2014, primarily reflecting drawdowns of capital commitments by Strategic Credit and Value Equities, partially offset by net outflows and market-value declines for Value Opportunities (“VOF”). The period-end weighted average annual management fee rate for evergreen funds decreased to 1.43% as of December 31, 2015, from 1.53% as of December 31, 2014, largely as a result of Strategic Credit, for which the average management fee rate is lower than 1.53%.

Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2015	2014
	(in thousands)
Incentive Income:
Closed-end funds	$261,143	$490,081
Evergreen funds	2,663	1,321
Total	$263,806	$491,402
Incentive income decreased $227.6 million, or 46.3%, to $263.8 million for the year ended December 31, 2015, from $491.4 million for the year ended December 31, 2014. The current year included Opps VIIb incentive distributions of $59.0 million and tax-related incentive distributions of $142.8 million, as compared with $201.8 million and $219.7 million, respectively, in 2014.

Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2015	2014
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$7,020	$15,767
Convertible Securities	(201)	143
Distressed Debt	(46,977)	(894)
Control Investing	17,072	26,369
Real Estate	14,980	32,347
Listed Equities	(1,857)	8,466
Non-Oaktree funds	7,930	2,479
Income from investments in companies	50,286	32,985
Total investment income	$48,253	$117,662
Investment income decreased $69.4 million, or 59.0%, to $48.3 million for the year ended December 31, 2015, from $117.7 million for the year ended December 31, 2014, reflecting lower overall returns on our fund investments. Our one-fifth ownership stake in DoubleLine accounted for investment income of $55.0 million and $46.9 million in 2015 and 2014, respectively, of which performance fees accounted for $4.3 million and $10.1 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $25.0 million, or 6.6%, to $404.4 million for the year ended December 31, 2015, from $379.4 million for the year ended December 31, 2014, in part reflecting growth in average headcount, including the Highstar acquisition.
Equity-based Compensation
Equity-based compensation increased $18.3 million, or 92.9%, to $38.0 million for the year ended December 31, 2015, from $19.7 million for the year ended December 31, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $90.1 million, or 38.9%, to $141.8 million for the year ended December 31, 2015, from $231.9 million for the year ended December 31, 2014. The percentage decrease was smaller than the corresponding decline of 46.3% in incentive income, primarily as a result of catch-up tax distributions related to incentive interests awarded to certain investment professionals in 2014.
General and Administrative
General and administrative expense decreased $7.2 million, or 5.6%, to $120.8 million for the year ended December 31, 2015, from $128.0 million for the year ended December 31, 2014. The decline was primarily attributable to lower professional fees and certain other general operating expenses.
Interest Expense, Net of Interest Income
Interest expense, net, increased $4.8 million, or 15.9%, to $35.0 million for the year ended December 31, 2015, from $30.2 million for the year ended December 31, 2014, primarily reflecting the senior notes issued in September 2014.
Other Income (Expense), Net
Other income (expense), net amounted to expenses of $3.9 million for the year ended December 31, 2015 and $2.4 million for the year ended December 31, 2014. The current year included foreign-currency transaction losses of $0.4 million, as compared to net gains of $2.9 million for 2014. The prior year also included losses associated with certain non-operating corporate activities.
Adjusted Net Income
Adjusted net income decreased $261.2 million, or 45.6%, to $311.9 million for the year ended December 31, 2015, from $573.1 million for the year ended December 31, 2014, reflecting declines of $137.5 million in net incentive income, $69.4 million in investment income and $29.7 million in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $3.3 million, or 17.8%, to $15.2 million for the year ended December 31, 2015, from $18.5 million for the year ended December 31, 2014.  The decrease was primarily attributable to the decline in adjusted net income-OCG before income taxes, partially offset by an increase in the effective tax rate. The effective tax rate applied to ANI for the year ended December 31, 2015 and 2014 was 16% and 12%, respectively. We would expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income and certain incentive and investment income rises, and vice versa.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Year Ended December 31,
	2014	2013
	(in thousands)
Management Fees:
Closed-end funds	$536,794	$559,426
Open-end funds	173,018	146,557
Evergreen funds	53,011	43,918
Total	$762,823	$749,901

Management fees increased $12.9 million, or 1.7%, to $762.8 million for the year ended December 31, 2014, from $749.9 million for the year ended December 31, 2013, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $22.6 million, or 4.0%, to $536.8 million for the year ended December 31, 2014, from $559.4 million for the year ended December 31, 2013. The decline was primarily the result of the prior year’s extra $25.1 million of aggregate deferred fees from Oaktree Mezzanine Fund III and retroactive management fees from ROF VI, partially offset by the start of Opps IX’s investment period on January 1, 2014 and the Highstar acquisition.

•
Open-end funds.    Management fees attributable to open-end funds increased $26.4 million, or 18.0%, to $173.0 million for the year ended December 31, 2014, from $146.6 million for the year ended December 31, 2013. The increase reflected higher management fees in our High Yield Bond, Emerging Markets Equities and Senior Loan strategies, partially offset by lower performance-based fees in our Convertible Securities strategies.

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
Incentive income decreased $538.8 million, or 52.3%, to $491.4 million for the year ended December 31, 2014, from $1.0 billion for the year ended December 31, 2013. The decline was primarily attributable to lower incentive distributions, partially offset by higher tax-related incentive distributions with respect to taxable income generated by closed-end funds. Fiscal year 2014 included incentive distributions of $201.8 million from Opps VIIb and $219.7 million of tax-related incentive distributions, as compared to $662.3 million and $122.7 million, respectively, in 2013.
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
Investment income decreased $141.0 million, or 54.5%, to $117.7 million for the year ended December 31, 2014, from $258.7 million for the year ended December 31, 2013, reflecting lower overall returns from our fund investments. Investments in companies accounted for $15.3 million of the overall decline, principally reflecting a sizable market-value gain in 2013 on our investment in Cinda, as compared to a market-value loss in 2014. Our one-fifth ownership stake in DoubleLine accounted for investment income of $46.9 million and $31.4 million in 2014 and 2013, respectively, of which performance fees accounted for $10.1 million and $3.4 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits increased $14.1 million, or 3.9%, to $379.4 million for the year ended December 31, 2014, from $365.3 million for the year ended December 31, 2013, primarily reflecting growth in average headcount, including the Highstar acquisition. Fiscal years 2014 and 2013 included a $0.2 million benefit and a $6.5 million expense, respectively, associated with our phantom equity awards, stemming from each period’s equity distributions and change in the Class A unit trading price.
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
General and Administrative
General and administrative expense increased $10.6 million, or 9.0%, to $128.0 million for the year ended December 31, 2014, from $117.4 million for the year ended December 31, 2013. The increase primarily reflected higher legal and other professional fees, as well as costs associated with corporate growth and the Highstar acquisition.
Interest Expense, Net
Interest expense, net, increased $1.6 million, or 5.6%, to $30.2 million for the year ended December 31, 2014, from $28.6 million for the year ended December 31, 2013, primarily reflecting higher interest expense as a result of the issuance of our new senior notes in September 2014.
Other Income (Expense), Net
Other income (expense), net was an expense of $2.4 million for the year ended December 31, 2014 and income of $0.4 million for the year ended December 31, 2013. The expense of $2.4 million in 2014 reflected a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our five-year corporate credit facility, a $2.1 million loss related to the sale of properties received as part of a 2010 arbitration award and a $1.5 million loss associated with certain non-operating activities, partially offset by $2.9 million of foreign-currency transaction gains and $1.5 million of income related to proceeds received as part of the 2010 arbitration award. The 2013 income of $0.4 million reflected the operating results of the properties received as part of the 2010 arbitration award.
Adjusted Net Income
Adjusted net income decreased $507.6 million, or 47.0%, to $573.1 million for the year ended December 31, 2014, from $1.1 billion for the year ended December 31, 2013, reflecting decreases of $334.4 million in net incentive income, $141.0 million in investment income and $11.8 million in fee-related earnings.
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
The following table presents our segment statements of financial condition:

	As of December 31,
	2015	2014
	(in thousands)
Assets:
Cash and cash-equivalents	$476,046	$405,290
U.S. Treasury securities	661,116	655,529
Corporate investments	1,434,109	1,515,443
Deferred tax assets	425,798	357,364
Receivables and other assets	260,659	334,173
Total assets	$3,257,728	$3,267,799
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$368,980	$390,196
Due to affiliates	356,851	309,214
Debt obligations	850,000	850,000
Total liabilities	1,575,831	1,549,410
Capital:
OCGH non-controlling interest in consolidated subsidiaries	944,882	1,172,663
Unitholders’ capital attributable to Oaktree Capital Group, LLC	737,015	545,726
Total capital	1,681,897	1,718,389
Total liabilities and capital	$3,257,728	$3,267,799
Corporate Investments
A summary of corporate investments is set forth below:

	As of December 31,
	2015	2014
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$432,228	$426,677
Convertible Securities	18,497	18,698
Distressed Debt	379,676	433,715
Control Investing	267,692	249,840
Real Estate	135,922	134,631
Listed Equities	105,631	149,901
Non-Oaktree funds	65,901	49,441
Investments in companies	28,562	52,540
Total corporate investments	$1,434,109	$1,515,443

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of December 31, 2015, we had $1.1 billion of cash and U.S. Treasury securities and $850 million in outstanding debt. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of December 31, 2015 and the date of this report. Oaktree’s investments in funds and companies had a carrying value of $1.4 billion as of December 31, 2015.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of December 31, 2015, corporate investments of $1.4 billion included unrealized investment income proceeds of $259 million, of which $126 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we expect that we would suspend paying such distributions.
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

Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 are discussed below.
Operating Activities
Net cash used in operating activities was $0.9 billion and $4.3 billion for 2015 and 2014, respectively. Net cash provided by operating activities was $5.4 billion for 2013. These amounts included (a) net purchases of securities of the consolidated funds of $2.0 billion and $4.8 billion in 2015 and 2014, respectively, and net proceeds from maturities and sales of investments by the consolidated funds of $4.1 billion in 2013; (b) net realized gains on consolidated funds’ investments of $1.2 billion, $2.1 billion and $3.5 billion in 2015, 2014 and 2013, respectively; and (c) changes in unrealized depreciation on consolidated funds’ investments of $3.8 billion and $1.0 billion in 2015 and 2014, respectively, and unrealized appreciation of $1.8 billion in 2013.
Investing Activities
Investing activities used net cash of $53.6 million, $39.7 million and $417.6 million in 2015, 2014 and 2013, respectively. Investing activities were primarily driven by net U.S. Treasury investment activities. Net activity from purchases, maturities and sales of U.S. Treasury securities included net purchases of $5.6 million in 2015, net proceeds of $21.1 million in 2014 and net purchases of $306.0 million in 2013. Corporate investments in funds and companies of $82.3 million, $68.5 million and $59.7 million in 2015, 2014 and 2013, respectively, consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Funds	$300.4	$600.3	$170.4
Eliminated in consolidation	(218.1)	(536.3)	(162.3)
Unconsolidated companies	—	4.5	51.6
Total investments	$82.3	$68.5	$59.7

Distributions and proceeds from corporate investments in funds and companies of $58.0 million, $38.3 million and $2.6 million in 2015, 2014 and 2013, respectively, consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Funds	$347.0	$372.9	$357.4
Eliminated in consolidation	(313.0)	(365.3)	(354.8)
Unconsolidated companies	24.0	30.7	—
Total investments	$58.0	$38.3	$2.6

Purchases of fixed assets were $23.7 million, $5.0 million and $4.6 million in 2015, 2014 and 2013, respectively. Additionally, 2014 included a $25.6 million payment, net of cash acquired, for the Highstar acquisition and 2013 included a $50.0 million deposit related to a total-return swap agreement.
Financing Activities
Financing activities provided $1.0 billion and $5.1 billion of cash in 2015 and 2014, respectively, and used $5.3 billion of cash in 2013. Financing activities included (a) net distributions to non-controlling interests from consolidated funds of $1.2 billion in 2015, net contributions to consolidated funds from non-controlling interests of $1.4 billion in 2014 and net distributions to non-controlling interests from consolidated funds of $6.3 billion in 2013; (b) net borrowings on credit facilities of the consolidated funds of $1.6 billion, $2.4 billion and $1.8 billion in 2015, 2014 and 2013, respectively; (c) distributions to unitholders of $372.7 million, $550.8 million and $781.9 million in 2015, 2014 and 2013, respectively; (d) net proceeds of $268.2 million associated with the refinancing of our corporate credit facility in 2014 and repayment of debt obligations of $35.7 million in 2013; and (e) net purchases of Oaktree Operating Group units, net of issuances of Class A units, of $4.9 million, $1.8 million and $0.8 million in 2015, 2014 and 2013, respectively. Additionally, there were $983.0 million and $1.6 billion in proceeds from debt obligations issued by our CLOs in 2015 and 2014, respectively, and $25.2 million, $29.7 million and $13.6 million of debt issuance costs paid by our consolidated funds in 2015, 2014 and 2013, respectively.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our Class A unitholders pursuant to our distribution policy. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our Class A units in open market or privately negotiated purchases or otherwise, redeem our Class A units pursuant to the terms of our operating agreement or repurchase OCGH units.
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
In addition to the 2009 Notes, as of December 31, 2015, we had two other series of senior notes outstanding, with an aggregate remaining principal balance of $100.0 million due in 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion.
In March 2014, our subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of

$250 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate was fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on our current credit ratings. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50 billion. As of December 31, 2015, we had no outstanding borrowings under the Revolver and were able to draw the full amount available without violating any financial maintenance covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of December 31, 2015, we were required to maintain approximately $71.3 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of December 31, 2015, future payments of this nature were estimated to aggregate $37.1 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $75.2 million over the period ending approximately in 2034 with respect to our initial public offering.
In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of December 31, 2015, future payments with respect to the May 2013 Offering were estimated to aggregate $104.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of December 31, 2015, future payments with respect to the March 2014 Offering were estimated to aggregate $78.1 million over the period ending approximately in 2036.
In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of December 31, 2015, future payments with respect to the March 2015 Offering were estimated to aggregate $62.5 million over the period ending approximately in 2037.

For the years ended December 31, 2015, 2014 and 2013, respectively, $15.7 million, $10.1 million and $6.3 million were paid under the tax receivable agreement.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2015:

	2016	2017-2018	2019-2020	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$14,132	$18,375	$20,915	$50,005	$103,427
Debt obligations payable	100,000	—	500,000	250,000	850,000
Interest obligations on debt (2)	36,205	60,066	37,952	72,314	206,537
Tax receivable agreement	19,393	41,882	45,375	250,201	356,851
Contingent consideration (3)	32,095	—	—	—	32,095
Commitments to Oaktree and third-party funds (4)	469,417	—	—	—	469,417
Subtotal	671,242	120,323	604,242	622,520	2,018,327
Consolidated Funds:
Debt obligations payable	6,462,762	—	—	—	6,462,762
Interest on debt obligations	43,375	—	—	—	43,375
Debt Obligations of CLOs	—	173,188	—	2,181,872	2,355,060
Interest on debt obligations of CLOs (2)	54,305	107,129	101,930	314,162	577,526
Commitments to fund investments (5)	1,274,827	—	—	—	1,274,827
Total	$8,506,511	$400,640	$706,172	$3,118,554	$12,731,877

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

(3)
This represents the undiscounted contingent consideration obligation as of December 31, 2015 related to the Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2016 column.

(4)
These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2016 column. Capital commitments are expected to be called over a period of several years.

(5)
These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2016 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2015.
As of December 31, 2015, none of the incentive income we had recognized was subject to clawback by the funds.
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
Principles of Consolidation
We consolidate those entities for which we have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As of December 31, 2015, consolidated entities included eight VIEs for which we were considered the primary beneficiary, and substantially all of our closed-end, commingled open-end and evergreen funds for which we act as the general partner and are deemed to have control through a voting interest model. Although as general partner we typically have only a small, single-digit percentage equity interest in each fund, the funds’ third-party limited partners do not have the right to dissolve the partnerships or have substantive kick-out or participating rights that would overcome the presumption of control by us. Accordingly, we consolidate the limited partnerships and record non-controlling interests to reflect the economic interests of the unaffiliated limited partners. Because limited partners in consolidated funds have been granted redemption rights exercisable in certain circumstances, amounts relating to third-party interests in consolidated funds are presented as non-controlling redeemable interests in consolidated funds within the consolidated statements of financial condition, outside of the permanent capital section. All intercompany transactions and balances have been eliminated in consolidation.
Consequently, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling interests in consolidated funds in the accompanying consolidated financial statements. All intercompany transactions, including revenues earned by us from the funds, are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, our attributable share of the net income from the funds is increased by the amounts eliminated. Thus, the elimination of the amounts in consolidation has no effect on net income or loss attributable to us.
Certain funds for which we have no general partner responsibility but have the ability to exert significant influence through other means are accounted for under the equity method of accounting.
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
We do not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. These fees are typically recognized as revenue in the period in which they are offset against the quarterly management fees that would otherwise be paid by the applicable fund, which is generally the quarter following the period in which the fees are received. Inasmuch as these fees are not paid directly by the consolidated funds, such fees do not eliminate in consolidation and may impact the presentation of gross consolidated management fees; however, there is no impact to our net income as the amounts are included in net income (loss) attributable to non-controlling interests in consolidated funds.
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and 20% of certain evergreen fund’s annual profits, subject to high-water marks. We have elected to adopt Method 1 for revenue recognition based on a formula. Under this method, incentive income is recognized when amounts are fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to us. The Method 1 criteria for revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Incentives received by us before the above criteria have been met are deferred and recorded as a deferred incentive income liability within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. We may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
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
In the absence of observable market prices, we value Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being valued by the investment or valuation teams. With the exception of open-end funds, all unquoted Level III investment values are reviewed and approved by (i) our valuation officer, who is independent of the investment teams, (ii) a designated investment professional of each strategy and (iii) for a substantial majority of unquoted Level III holdings as measured by market value, a valuation committee for such strategy. For open-end funds, unquoted Level III investment values are reviewed and approved by our valuation officer. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, we periodically evaluate changes in fair-value measurements for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
Certain assets are valued using prices obtained from brokers or pricing vendors. We obtain an average of one to two broker quotes. We seek to obtain at least one quote directly from a broker making a market for the asset and one price from a pricing vendor for the specific or similar securities. These investments may be classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. We evaluate the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also perform back-testing of valuation information obtained from brokers and pricing vendors against actual prices received in transactions. In addition to ongoing monitoring and back-testing, we perform due diligence procedures surrounding pricing vendors to understand their methodology and controls to support their use in the valuation process.
The table below summarizes the investments and other financial instruments, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our consolidated statements of financial condition (in thousands):

As of December 31, 2015	Level I	Level II	Level III	Total
Closed-end funds	$3,435,823	$8,557,125	$26,508,067	$38,501,015
Open-end funds	992,683	3,814,699	80,210	4,887,592
Evergreen funds	383,349	585,417	629,430	1,598,196
Total	$4,811,855	$12,957,241	$27,217,707	$44,986,803

As of December 31, 2014
Closed-end funds	$4,169,235	$8,518,277	$25,497,911	$38,185,423
Open-end funds	1,084,571	4,996,824	51,174	6,132,569
Evergreen funds	721,422	730,022	742,613	2,194,057
Total	$5,975,228	$14,245,123	$26,291,698	$46,512,049

Derivatives and Hedging
We enter into derivatives as part of our overall risk management strategy or to facilitate our investment management activities. Risks associated with fluctuations in interest rates and foreign-currency exchange rates in the normal course of business are addressed as part of our overall risk management strategy that may result in the use of derivatives to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, we may enter into interest-rate swaps to manage all or a portion of the interest-rate risk associated with our variable-rate borrowings. Our corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is Oaktree’s reporting currency and, consequently, are subject to fluctuations in foreign-currency exchange rates. We also receive management fees from certain funds and pay expenses in currencies other than the U.S. dollar. To manage the risks associated with foreign-currency exchange gains and losses generated by the remeasurement of our corporate investments, management fees and expenses denominated in non-functional currencies, we may enter into currency option and forward contracts. As a result of the use of these or other derivative contracts, we are exposed to the risk that counterparties will fail to fulfill their contractual obligations. We attempt to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivatives.
We recognize all derivatives as assets or liabilities in our consolidated statements of financial condition at fair value. In connection with our derivative activities, we generally enter into agreements subject to enforceable master netting arrangements that allow us to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. While these derivatives are eligible to be offset in accordance with applicable accounting guidance, we have elected to present derivative assets and liabilities based on gross fair value in our consolidated statements of financial condition.
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
We formally document at inception the hedge relationship, including identification of the hedging instrument and the hedged item, as well as the risk management objectives, the strategy for undertaking the hedge transaction, and the evaluation of effectiveness of the hedged transaction. On a quarterly basis, we formally assess whether the derivative we designated in each hedging relationship has been and is expected to remain highly effective in offsetting changes in the estimated fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the balance remaining in other comprehensive income (loss) is released to earnings.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units and EVUs, and is calculated based on the grant-date fair value of the unit award, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. A contemporaneous valuation report is utilized in determining fair value at the date of grant for unit awards. Each valuation report is based on the market price of Oaktree’s Class A units as well as other pertinent factors. A discount is then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards, if applicable. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly-traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are expensed on a straight-line basis over the requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
Incentive Income Compensation
Incentive income compensation expense includes (a) compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the incentive income, and (b) compensation directly related to investment income. We have an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. Our determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on our assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income. Incentive income compensation is expensed no later than the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the consolidated funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by us or paid to the participant.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2015, we had investments at fair value of $45.2 billion related to our consolidated funds. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $4.5 billion. Inasmuch as this effect would primarily be attributable to non-controlling interests, net income attributable to Oaktree Capital Group, LLC would be largely unaffected.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV; and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the years ended December 31, 2015 and 2014, NAV-based management fees represented approximately 36% and 33%, respectively, of total management fees. Based on investments held as of December 31, 2015, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.4 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Segment Incentive Income
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds, generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds, generally occurs as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks or hurdle rates. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income may in part be indirect. Thus the effect on incentive income of a 10% decline in market values is not readily quantifiable. A decline in market values would be expected to cause a decline in incentive income.
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of December 31, 2015, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $272.3 million decrease in the amount of investment income. The estimated decline of $272.3 million is greater than 10% of the December 31, 2015 corporate investments balance primarily due to our investments in levered senior loan products. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.

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
We estimate that for the year ended December 31, 2015, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $10.5 million;

•	our operating expenses would have increased by $14.4 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $2.6 million; and

•	our income tax expense would have decreased by $0.5 million.
These movements would have decreased our net income attributable to OCG by $0.8 million.
At any point in time, some of the investments held by our closed-end and evergreen funds may be denominated in non-U.S. dollar currencies on an unhedged basis. Changes in currency rates could affect incentive income, incentives created (fund level) and investment income with respect to such closed-end and evergreen funds; however, the degree of impact is not readily determinable because of the many indirect effects that currency movements may have on individual investments.
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
Interest-rate Risk
As of December 31, 2015, Oaktree and its operating subsidiaries had $850 million in debt obligations consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan’s floating interest rate to fixed through January 2017. As a result, for the year ended December 31, 2015, there would not have been a material impact to interest expense attributable to Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.1 billion of aggregate segment cash and U.S. Treasury securities as of December 31, 2015, we estimate that Oaktree and its operating subsidiaries would generate an additional $11.4 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations that include revolving credit agreements, debt issued by our CLOs and certain other investment financing arrangements. Most of these debt obligations accrue interest at variable rates, and changes in these rates would affect the amount of interest payments that we would have to make, impacting future earnings and cash flows. As of December 31, 2015, $8.8 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $85.3 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Unitholders of
Oaktree Capital Group, LLC

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital present fairly, in all material respects, the financial position of Oaktree Capital Group, LLC and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2016

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2015	2014
Assets
Cash and cash-equivalents	$480,590	$408,296
U.S. Treasury securities	661,116	655,529
Corporate investments (includes $67,626 and $40,814 measured at fair value as of December 31, 2015 and 2014, respectively)	213,988	187,963
Due from affiliates	35,899	46,881
Deferred tax assets	425,798	357,364
Other assets	257,913	282,516
Assets of consolidated funds:
Cash and cash-equivalents	2,850,512	2,940,198
Investments, at fair value	45,179,906	46,533,799
Dividends and interest receivable	189,693	193,428
Due from brokers	706,708	605,882
Receivable for securities sold	163,799	171,817
Derivative assets, at fair value	198,351	296,197
Other assets	446,825	664,192
Total assets	$51,811,098	$53,344,062
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$319,834	$294,886
Accounts payable, accrued expenses and other liabilities	121,934	148,361
Due to affiliates	356,851	309,214
Debt obligations	850,000	850,000
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	128,774	75,487
Payables for securities purchased	478,437	767,733
Securities sold short, at fair value	91,246	64,438
Derivative liabilities, at fair value	300,208	253,509
Distributions payable	364,773	752,762
Borrowings under credit facilities	6,462,762	4,704,852
Debt obligations of CLOs	2,355,060	1,601,535
Total liabilities	11,829,879	9,822,777
Commitments and contingencies (Note 13)
Non-controlling redeemable interests in consolidated funds	38,173,125	41,681,155
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 61,969,860 and 43,763,719 units issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Class B units, no par value, unlimited units authorized, 91,937,873 and 109,088,901 units issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Paid-in capital	735,166	536,431
Retained earnings	—	11,378
Accumulated other comprehensive loss	(1,216)	(1,070)
Class A unitholders’ capital	733,950	546,739
Non-controlling interests in consolidated subsidiaries	1,043,930	1,265,961
Non-controlling interests in consolidated funds	30,214	27,430
Total unitholders’ capital	1,808,094	1,840,130
Total liabilities and unitholders’ capital	$51,811,098	$53,344,062

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Management fees	$195,308	$192,055	$192,605
Incentive income	6,597	1,839	2,317
Total revenues	201,905	193,894	194,922
Expenses:
Compensation and benefits	(416,907)	(388,512)	(365,696)
Equity-based compensation	(54,381)	(41,395)	(28,441)
Incentive income compensation	(160,831)	(221,194)	(482,551)
Total compensation and benefits expense	(632,119)	(651,101)	(876,688)
General and administrative	(110,677)	(99,835)	(114,404)
Depreciation and amortization	(14,022)	(8,003)	(7,119)
Consolidated fund expenses	(184,090)	(188,538)	(108,851)
Total expenses	(940,908)	(947,477)	(1,107,062)
Other income (loss):
Interest expense	(216,799)	(129,942)	(61,160)
Interest and dividend income	1,958,802	1,902,576	1,806,361
Net realized gain on consolidated funds’ investments	1,177,150	2,131,584	3,503,998
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(3,767,527)	(993,260)	1,843,469
Investment income	51,958	33,695	56,027
Other income (expense), net	20,006	3,018	409
Total other income (loss)	(776,410)	2,947,671	7,149,104
Income (loss) before income taxes	(1,515,413)	2,194,088	6,236,964
Income taxes	(17,549)	(18,536)	(26,232)
Net income (loss)	(1,532,962)	2,175,552	6,210,732
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	1,809,683	(1,649,890)	(5,163,939)
Net income attributable to non-controlling interests in consolidated subsidiaries	(205,372)	(399,379)	(824,795)
Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998
Distributions declared per Class A unit	$2.10	$3.15	$4.71
Net income per unit (basic and diluted):
Net income per Class A unit	$1.45	$2.97	$6.35
Weighted average number of Class A units outstanding	49,324	42,582	34,979

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

Year Ended December 31, 2015	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income (loss)	$71,349	$205,372	$(1,809,683)	$(1,532,962)
Other comprehensive income (loss), net of tax:
Foreign-currency translation adjustments	(621)	(1,589)	—	(2,210)
Unrealized gain on interest-rate swap designated as cash-flow hedge	475	899	—	1,374
Other comprehensive loss, net of tax	(146)	(690)	—	(836)
Total comprehensive income (loss)	71,203	204,682	(1,809,683)	(1,533,798)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(204,682)	1,809,683	1,605,001
Comprehensive income attributable to Oaktree Capital Group, LLC	$71,203	$—	$—	$71,203
Year Ended December 31, 2014
Net income	$126,283	$399,379	$1,649,890	$2,175,552
Other comprehensive income (loss), net of tax:
Foreign-currency translation adjustments	(489)	(1,204)	—	(1,693)
Unrealized gain on interest-rate swap designated as cash-flow hedge	541	1,311	—	1,852
Other comprehensive income, net of tax	52	107	—	159
Total comprehensive income	126,335	399,486	1,649,890	2,175,711
Less: Comprehensive income attributable to non-controlling interests	—	(399,486)	(1,649,890)	(2,049,376)
Comprehensive income attributable to Oaktree Capital Group, LLC	$126,335	$—	$—	$126,335
Year Ended December 31, 2013
Net income	$221,998	$824,795	$5,163,939	$6,210,732
Other comprehensive income (loss), net of tax:
Foreign-currency translation adjustments	(198)	(1,348)	—	(1,546)
Unrealized gain on interest-rate swap designated as cash-flow hedge	824	2,908	—	3,732
Other comprehensive income, net of tax	626	1,560	—	2,186
Total comprehensive income	222,624	826,355	5,163,939	6,212,918
Less: Comprehensive income attributable to non-controlling interests	—	(826,355)	(5,163,939)	(5,990,294)
Comprehensive income attributable to Oaktree Capital Group, LLC	$222,624	$—	$—	$222,624

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,532,962)	$2,175,552	$6,210,732
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment income	(51,958)	(33,695)	(56,027)
Depreciation and amortization	14,022	8,003	7,119
Equity-based compensation	54,381	41,395	28,441
Net realized and unrealized (gains) losses from consolidated funds’ investments	2,590,377	(1,138,324)	(5,347,467)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(26,366)	(5,910)	(73,376)
Income distributions from corporate investments in companies	50,252	45,817	37,706
Amortization or write-off of debt issuance costs	15,689	12,042	4,701
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	10,645	15,255	12,367
(Increase) decrease in other assets	34,349	(62,883)	(23,252)
Decrease in net due to affiliates	(3,857)	(12,908)	(8,638)
Increase in accrued compensation expense	24,948	16,231	159,734
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(26,537)	43,661	(19,524)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	3,735	(33,171)	18,531
(Increase) decrease in due from brokers	(100,826)	(322,119)	121,379
Decrease in receivables for securities sold	8,018	177,130	176,986
(Increase) decrease in other assets	224,296	(171,720)	119,274
Increase (decrease) in accounts payable, accrued expenses and other liabilities	64,482	(32,640)	(74,898)
Increase (decrease) in payables for securities purchased	(289,294)	(287,005)	68,031
Purchases of securities	(17,994,888)	(21,975,014)	(18,277,324)
Proceeds from maturities and sales of securities	15,988,267	17,213,767	22,351,522
Net cash provided by (used in) operating activities	(943,227)	(4,326,536)	5,436,017
Cash flows from investing activities:
Purchases of U.S. Treasury securities	(385,642)	(414,970)	(702,456)
Proceeds from maturities and sales of U.S. Treasury securities	380,055	436,041	396,470
Corporate investments in funds and companies	(82,273)	(68,499)	(59,682)
Distributions and proceeds from corporate investments in funds and companies	57,954	38,341	2,643
Acquisition, net of cash acquired (Highstar)	—	(25,637)	—
Purchases of fixed assets	(23,724)	(5,005)	(4,609)
Other	—	—	(50,000)
Net cash used in investing activities	(53,630)	(39,729)	(417,634)
(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$500,000	$—
Payment of debt issuance costs	—	(2,296)	—
Repayments of debt obligations	—	(229,464)	(35,715)
Proceeds from issuance of Class A units	237,820	296,650	419,908
Purchase of OCGH units	(237,820)	(296,400)	(419,908)
Repurchase and cancellation of OCGH units	(4,926)	(2,085)	(833)
Distributions to Class A unitholders	(99,120)	(131,954)	(160,296)
Distributions to OCGH unitholders	(273,534)	(418,867)	(621,613)
Contributions from non-controlling interests	4,000	—	—
Distributions to non-controlling interests	(6,493)	—	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	5,404,333	8,260,647	6,507,188
Distributions to non-controlling interests	(6,633,233)	(6,826,094)	(12,783,673)
Proceeds from debt obligations issued by CLOs	982,962	1,601,535	—
Payment of debt issuance costs	(25,156)	(29,697)	(13,595)
Borrowings on credit facilities	7,682,232	7,503,750	3,718,026
Repayments on credit facilities	(6,038,796)	(5,133,389)	(1,922,433)
Net cash provided by (used in) financing activities	992,269	5,092,336	(5,312,944)
Effect of exchange rate changes on cash	(12,804)	(15,242)	3,700
Net increase (decrease) in cash and cash-equivalents	(17,392)	710,829	(290,861)
Cash and cash-equivalents, beginning balance	3,348,494	2,637,665	2,928,526
Cash and cash-equivalents, ending balance	$3,331,102	$3,348,494	$2,637,665
* * *
Supplemental cash flow disclosures:
Cash paid for interest	$159,460	$79,222	$47,360
Cash paid for income taxes	5,586	7,947	15,526

Supplemental disclosure of non-cash activities:
Issuance of OCGH units related to the Highstar acquisition	$—	$3,996	$—
Net assets related to the initial consolidation of a fund	—	961,634	—
Non-controlling interests in consolidated subsidiaries acquired	—	72,195	—

Please see accompanying notes to consolidated financial statements

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2012	30,181	120,268	$645,053	$(336,903)	$(1,748)	$1,087,491	$—	$1,393,893
Activity for the year ended December 31, 2013:
Issuance of Class A units	8,292	—	419,908	—	—	—	—	419,908
Issuance of Class B units	—	673	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(48)	—	—	—	—	—	—
Cancellation of Class B units	—	(8,309)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(419,908)	—	—	—	—	(419,908)
Deferred tax effect resulting from the purchase of OCGH units	—	—	19,807	—	—	—	—	19,807
Repurchase and cancellation of OCGH units	—	—	—	—	—	(833)	—	(833)
Equity reallocation between controlling and non-controlling interests	—	—	79,052	—	—	(79,052)	—	—
Capital increase related to equity-based compensation	—	—	6,620	—	—	21,821	—	28,441
Distributions declared	—	—	(160,296)	—	—	(621,613)	—	(781,909)
Net income	—	—	—	221,998	—	824,795	—	1,046,793
Foreign-currency translation adjustment, net of tax	—	—	—	—	(198)	(1,348)	—	(1,546)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	824	2,908	—	3,732
Unitholders’ capital as of December 31, 2013	38,473	112,584	590,236	(114,905)	(1,122)	1,234,169	—	1,708,378
Activity for the year ended December 31, 2014:
Issuance of Class A units	5,291	—	296,650	—	—	—	—	296,650
Issuance of Class B units	—	1,891	—	—	—	—	—	—
Cancellation of Class B units associated with forfeitures of OCGH units	—	(56)	—	—	—	—	—	—
Cancellation of Class B units	—	(5,330)	—	—	—	—	—	—
Issuance of OCGH units related to the Highstar acquisition	—	—	1,137	—	—	2,859	—	3,996
Purchase of OCGH units from OCGH unitholders	—	—	(296,400)	—	—	—	—	(296,400)
Deferred tax effect resulting from the purchase of OCGH units	—	—	13,705	—	—	—	—	13,705
Repurchase and cancellation of OCGH units	—	—	—	—	—	(2,085)	—	(2,085)
Non-controlling interests related to the Highstar acquisition	—	—	—	—	—	72,195	—	72,195
Capital contributions	—	—	—	—	—	13,810	51,644	65,454
Equity reallocation between controlling and non-controlling interests	—	—	51,525	—	—	(51,525)	—	—
Capital increase related to equity-based compensation	—	—	11,532	—	—	29,729	—	41,261
Distributions declared	—	—	(131,954)	—	—	(432,677)	(26,351)	(590,982)
Net income	—	—	—	126,283	—	399,379	2,137	527,799
Foreign-currency translation adjustment, net of tax	—	—	—	—	(489)	(1,204)	—	(1,693)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	541	1,311	—	1,852
Unitholders’ capital as of December 31, 2014	43,764	109,089	536,431	11,378	(1,070)	1,265,961	27,430	1,840,130
Activity for the year ended December 31, 2015:
Issuance of Class A units	18,231	—	237,820	—	—	—	—	237,820
Issuance of Class B units	—	1,338	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(25)	(135)	—	—	—	—	—	—
Cancellation of Class B units	—	(18,354)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(237,820)	—	—	—	—	(237,820)
Deferred tax effect resulting from the purchase or exchange of OCGH units	—	—	16,606	—	—	—	—	16,606
Repurchase and cancellation of OCGH units	—	—	—	—	—	(4,926)	—	(4,926)
Capital contributions	—	—	—	—	—	4,000	2,880	6,880
Equity reallocation between controlling and non-controlling interests	—	—	181,539	—	—	(181,539)	—	—
Capital increase related to equity-based compensation	—	—	16,983	—	—	35,779	—	52,762
Distributions declared	—	—	(16,393)	(82,727)	—	(280,027)	(2,952)	(382,099)
Net income	—	—	—	71,349	—	205,372	2,856	279,577
Foreign-currency translation adjustment, net of tax	—	—	—	—	(621)	(1,589)	—	(2,210)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	475	899	—	1,374
Unitholders’ capital as of December 31, 2015	61,970	91,938	$735,166	$—	$(1,216)	$1,043,930	$30,214	$1,808,094

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2015
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
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company is owned by its Class A and Class B unitholders. Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the Company’s senior executives, current and former employees and certain other investors (collectively, the “OCGH unitholders”). The Company’s operations are conducted through a group of operating entities collectively referred to as the Oaktree Operating Group. OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. Class A units are entitled to one vote per unit. Class B units are entitled to ten votes per unit and do not represent an economic interest in the Company. The number of Class B units held by OCGH, increases or decreases in response to corresponding changes in OCGH’s economic interest in the Oaktree Operating Group; consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying consolidated financial statements.
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
Accounting Policies of the Company
Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) amended its consolidation guidance to end the deferral granted to investment companies with respect to applying the variable interest entity (“VIE”) guidance. The Company will adopt the guidance in the first quarter of 2016 on a modified retrospective basis. Under the modified retrospective approach, prior years would not be restated; instead, a cumulative-effect adjustment to equity as of the beginning of the adoption year would be recorded. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements. The adoption is expected to

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

significantly reduce the number of funds consolidated by the Company, and therefore reduce the Company’s consolidated total assets, total liabilities and non-controlling redeemable interests in consolidated funds. However, the Company does not expect there to be an impact on net income attributable to the Company. Please see “—Recent Accounting Developments” below for more information regarding the consolidation guidance.
Under current GAAP, the Company consolidates those entities for which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. As of December 31, 2015, consolidated entities included eight VIEs for which the Company was considered the primary beneficiary, and substantially all of Oaktree’s closed-end, commingled open-end and evergreen funds for which the Company acts as the general partner and is deemed to have control through a voting interest model.
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
While the Company holds variable interests in the Oaktree funds, most of those funds do not meet the characteristics of a VIE. As of December 31, 2015, the Company consolidated eight VIEs for which it was the primary beneficiary, including Oaktree AIF Holdings, Inc. (“AIF”), which was formed to hold certain assets for regulatory and other purposes. The seven remaining VIEs represented CLOs for which the Company acts as collateral manager. Two of the CLOs had not priced as of December 31, 2015. The Company consolidated six VIEs as of December 31, 2014. There were no VIEs for which the Company was not the primary beneficiary as of December 31, 2015 and 2014.
As of December 31, 2015, the Company consolidated seven CLOs with total assets and liabilities of $2.6 billion and $2.5 billion, respectively. The assets and liabilities, respectively, of the CLOs primarily consisted of investments in debt securities and debt obligations issued by the CLOs. The debt obligations issued by each CLO are collateralized by the same CLO’s investments, and assets of one CLO may not be used to satisfy liabilities of another. In exchange for managing the collateral of the CLOs, the Company typically earns management fees and may earn performance fees, both of which are eliminated in consolidation. As of December 31, 2015, the Company’s investments in its CLOs had a carrying value of $162.2 million (fair value approximated $130.1 million), which represented its maximum risk of loss as of that date. The Company’s investments are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Investors in the CLOs have no recourse against the Company for any losses they sustain. Please see note 7 for more information on CLO debt obligations.
Voting Interest Model. For entities that are not VIEs, the Company evaluates those entities that it controls through a majority voting interest, including those Oaktree funds in which the Company as the sole general partner

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
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
Consequently, Oaktree’s consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those funds, which are held by third-party investors, are attributed to non-controlling interests in consolidated funds in the accompanying consolidated financial statements. All intercompany transactions, including revenues earned by Oaktree from the funds, are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by non-controlling interests, Oaktree’s attributable share of the net income from the funds is increased by the amounts eliminated. Thus, the elimination of the amounts in consolidation has no effect on net income or loss attributable to the Company.
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
December 31, 2015
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
The Company’s identifiable intangible assets acquired in business combinations primarily relate to contractual rights to earn future management fees and incentive income. Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to seven years, and are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being valued by the investment or valuation teams. With the exception of open-end funds, all unquoted Level III investment values are reviewed and approved by (i) the Company’s valuation officer, who is independent of the investment teams, (ii) a designated investment professional of each strategy and (iii) for a substantial majority of unquoted Level III holdings as measured by market value, a valuation committee of the respective strategy. For open-end funds, unquoted Level III investment values are reviewed and approved by the Company’s valuation officer. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company periodically evaluates changes in fair-value measurements for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
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
In addition, the Company has elected the fair value option for the assets of its CLOs. Assets of the CLOs are included in investments, at fair value and liabilities of the CLOs are reflected in debt obligations of CLOs in the consolidated statements of financial condition. The Company’s accounting for CLOs is similar to its accounting for closed-end funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. Realized gains or losses and changes in the fair value of consolidated CLO assets are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments, respectively, in the consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses are included in interest expense and consolidated fund expenses, respectively, in the consolidated statements of operations.
Foreign Currency
The assets and liabilities of Oaktree’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in other comprehensive income (loss) within the consolidated statements of financial condition until realized. Gains and losses resulting from foreign-currency transactions are included in general and administrative expense.
Derivatives and Hedging
A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity securities, currencies, commodities or credit spreads. Derivatives include futures, forwards,

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

swaps, or option contracts, or other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest-rate swaps or currency forwards).
The Company enters into derivatives as part of its overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign-currency exchange rates in the normal course of business are addressed as part of the Company’s overall risk management strategy that may result in the use of derivatives to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, the Company may enter into interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable-rate borrowings. The Company’s corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is the Company’s reporting currency and, consequently, are subject to fluctuations in foreign-currency exchange rates. The Company also receives management fees from certain funds and pays expenses in currencies other than the U.S. dollar. To manage the risks associated with foreign-currency exchange gains and losses generated by the remeasurement of the Company’s corporate investments, management fees and expenses denominated in non-functional currencies, the Company may enter into currency option and forward contracts. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivatives.
The Company recognizes all derivatives as assets or liabilities in its consolidated statements of financial condition at fair value. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. While these derivatives are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities based on gross fair value in its consolidated statements of financial condition.
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
Derivatives that are designated as hedging instruments are classified as either a hedge of (a) a recognized asset or liability (“fair-value hedge”), (b) a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow hedge”), or (c) a net investment in a foreign operation. For a fair-value hedge, changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current-period earnings in the same caption in the consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair value of derivatives designated as hedging instruments that are caused by factors other than changes in the risk being hedged are excluded from the assessment of hedge effectiveness and recognized in current-period earnings. For a derivative that is not designated as a hedging instrument (“freestanding derivative”), the Company records changes in fair value in current-period earnings.
The Company formally documents at inception the hedge relationship, including identification of the hedging instrument and the hedged item, as well as the risk management objectives, the strategy for undertaking the hedge transaction, and the evaluation of effectiveness of its hedged transaction. On a quarterly basis, the Company formally assesses whether the derivative it designated in each hedging relationship has been and is expected to remain highly effective in offsetting changes in the estimated fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the balance remaining in other comprehensive income (loss) is released to earnings.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

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
Corporate Investments
Corporate investments consist of investments in funds and companies that the Company does not control. Investments where the Company is deemed to exert significant influence are accounted for using the equity method of accounting and reflect Oaktree’s ownership interest in each such fund or company. For investments where the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect the fund’s holdings at fair value, equity-method investments in DoubleLine Capital LP and other companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
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
The Company does not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. These fees are typically recognized as revenue in the period in which they are offset against the quarterly management fees that would otherwise be paid by the applicable fund, which is generally the quarter following the period in which the fees are received. Inasmuch as these fees are not paid directly by the consolidated funds, such fees do not eliminate in consolidation and may impact the presentation of gross consolidated management fees; however, there is no impact to the Company’s net income as the amounts are included in net income (loss) attributable to non-controlling interests in consolidated funds. Ancillary fees recognized in management fees for the years ended December 31, 2015, 2014 and 2013 were $26.6 million, $32.7 million and $62.9 million, respectively.
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks. The Company has elected to adopt “Method 1” for revenue recognition based on a formula. Under this method, incentive income is recognized when fixed or determinable, all related

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to Oaktree. The Method 1 criteria for revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Incentives received by Oaktree before the above criteria have been met are deferred and recorded as a deferred incentive income liability within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. There was no incentive income deferred as of December 31, 2015 and 2014. The Company may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
Incentive Income Compensation
Incentive income compensation expense includes (a) compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that the Company grants to its investment professionals associated with the particular fund that generated the incentive income, and (b) compensation directly related to investment income. The Company has an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. The Company’s determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on its assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income. Incentive income compensation is expensed no later than the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the consolidated funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by the Company or paid to the participant.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units and OCGH equity value units (“EVUs”), and is calculated based on the grant-date fair value of the unit award, adjusted annually or more frequently, as necessary, for actual forfeitures to reflect expense only for those units that ultimately vest. A contemporaneous valuation report is utilized in determining fair value at the date of grant for OCGH unit awards. Each valuation report is based on the market price of Oaktree’s Class A units as well as other pertinent factors. A discount is then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards, if applicable. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly-traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability applicable to OCGH units include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are expensed on a straight-line basis over the requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, leasehold improvements, an airplane and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. A company-owned airplane is depreciated using the straight-line method over its

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives on a straight-line basis, which range from three to seven years.
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense. In the third quarter of 2014, this line item began to include income related to amounts received for contractually reimbursable costs associated with certain arrangements made in connection with the acquisition of the Highstar Capital team and certain Highstar entities (collectively “Highstar”). In past years, it has also included the operating results of certain properties that were received as part of a 2010 arbitration award.
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
The Company’s effective tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the two corporate subsidiaries that are subject to income tax and the three other subsidiaries that are not; consequently, the effective tax rate is subject to significant variation from period to period. The Company’s non-U.S. income or loss before taxes is generally not significant in relation to total pre-tax income or loss and is generally more predictable because, unlike U.S. pre-tax income, it is not significantly impacted by unrealized gains or losses. Non-U.S. tax expense typically represents a disproportionately large percentage of total income tax expense because nearly all of the Company’s non-U.S. income or loss is subject to corporate-level income tax, whereas a substantial portion of the Company’s U.S.-based income or loss is not subject to corporate-level taxes. In addition, changes in the proportion of non-U.S. pre-tax income to total pre-tax income impact the Company’s effective tax rate to the extent non-U.S. rates differ from the combined U.S. federal and state tax rate.
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
Oaktree analyzes its tax filing positions for all open tax years in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns. If the Company determines that uncertainties in tax positions exist, a reserve is established. Oaktree recognizes accrued interest and penalties related to uncertain tax positions within income tax expense in the consolidated statements of operations.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting unitholders’ capital that, under GAAP, are excluded from net income (loss). Other gains and losses result from unrealized gains and losses on cash-flow hedges and foreign-currency translation adjustments, net of tax.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

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
Foreign Currency
Investments denominated in non-U.S. currencies are recorded in the consolidated financial statements after translation into U.S. dollars utilizing rates of exchange on the last business day of the period. Interest and dividend income is recorded net of foreign withholding taxes and calculated using the exchange rate in effect when the income is recognized. The effect of changes in exchange rates on assets and liabilities, income, and realized gains or losses is included as part of net realized gain (loss) on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations.
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
December 31, 2015
($ in thousands, except where noted)

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
December 31, 2015
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
Securities sold short are recorded at fair value, with the resulting change in value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations. When the securities are delivered, any gain or loss is included in net realized gain on consolidated funds’ investments. The funds maintain cash deposits with prime brokers in order to cover their obligations on short sales. These amounts are included in due from brokers in the consolidated statements of financial condition.
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
Total-return Swaps
A total-return swap is an agreement to exchange cash flows based on an underlying asset. Pursuant to these agreements, a fund may deposit collateral with the counterparty and may pay a swap fee equal to a fixed percentage of the value of the underlying security (notional amount). A fund earns interest on cash collateral held on account with the counterparty and may be required to deposit additional collateral equal to the unrealized appreciation or depreciation on the underlying asset. Changes in the underlying value of the swaps recorded as unrealized gains or losses are based on changes in the underlying value of the security. All amounts exchanged with the swap counterparty representing capital appreciation or depreciation, dividend income and expense, items of interest income on short proceeds, borrowing costs on short sales, and commissions are recorded as realized gains or losses. Dividend income and expense on the underlying assets are accrued as unrealized gains or losses on the ex-date. The average notional amounts of total-return swap contracts outstanding during 2015 were $2,913,281 long and $15,644 short. The average notional amounts of total-return swaps outstanding during 2014 were $1,358,867 long and $20,955 short.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

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
Credit risk is the potential loss that may be incurred from the failure of a counterparty or an issuer to make payments according to the terms of a contract. Some consolidated funds are subject to additional credit risk due to strategies of investing in debt of financially distressed issuers or derivatives, as well as involvement in privately-negotiated structured notes and structured-credit transactions. Counterparties include custodian banks, major brokerage houses and their affiliates. The Company monitors the creditworthiness of the financial institutions with which it conducts business.
Bank debt has exposure to certain types of risk, including interest rate, market, and the potential non-payment of principal and interest as a result of default or bankruptcy of the issuer. Loans are generally subject to prepayment risk, which will affect the maturity of such loans. The consolidated funds may enter into bank debt participation agreements through contractual relationships with a third-party intermediary, causing the consolidated funds to assume the credit risk of both the borrower and the intermediary.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

Recent Accounting Developments
In February 2016, the FASB issued guidance that will require lessees to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by lessees in its statements of financial position. The asset and liability will generally be equal to the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The guidance is effective for the Company in the first quarter of 2019 using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. Early adoption is permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in the statements of financial position. Under current GAAP, such costs are reflected in the statements of financial position as a deferred asset. The new guidance will require these costs to be presented as a direct deduction from the related debt liability and to be amortized as interest expense. The amendment does not affect the current guidance on the recognition and measurement of debt issuance costs. The guidance is effective for the Company in the first quarter of 2016 on a retrospective basis, with early adoption permitted. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.
In February 2015, the FASB amended its consolidation guidance to end the deferral granted to investment companies with respect to applying VIE guidance. The new guidance does not affect the five characteristics that determine if an entity is a VIE; rather, it focuses on the consolidation criteria used to evaluate whether certain legal entities should be consolidated. Additionally, the new guidance eliminates the presumption that a general partner should consolidate a limited partnership under the voting model. The amendment is intended to simplify the consolidation guidance by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and providing more clarity for reporting entities that typically make use of limited partnerships or VIEs. The Company will adopt the guidance in the first quarter of 2016 on a modified retrospective basis. Under the modified retrospective approach, prior years would not be restated; instead, a cumulative-effect adjustment to equity as of the beginning of the adoption year would be recorded. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements. The adoption is expected to significantly reduce the number of funds consolidated by the Company, and therefore reduce the Company’s consolidated total assets, total liabilities and non-controlling redeemable interests in consolidated funds. The Company does not expect there to be an impact on net income attributable to the Company.
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
In May 2014, the FASB and International Accounting Standards Board issued converged guidance on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

industry-specific guidance. The guidance provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis, eliminates an entity’s ability to recognize revenue if there is risk of significant reversal, and requires enhanced disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue. In July 2015, the FASB delayed the effective date of the guidance by one year. The guidance will be effective for the Company in the first quarter of 2018 on either a full or modified retrospective basis, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
3. BUSINESS COMBINATIONS
In August 2014, the Company completed its acquisition of Highstar for $31.4 million in cash, 100,595 fully-vested OCGH units and contingent consideration of up to $60.0 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree’s consolidated financial statements, resulted in $50.8 million of goodwill, $28.0 million of identifiable intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV (“HS IV”), and $72.2 million of non-controlling interests in certain acquired subsidiaries that principally relate to investments in HS IV. Effective August 2014, the Company consolidated the financial position and results of operations of the controlled Highstar entities, including HS IV, and accounted for this transaction as a business combination. Please see notes 10 and 13 for more information regarding the contingent consideration liability.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

4. INVESTMENTS, AT FAIR VALUE
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments:	2015	2014	2015	2014
United States:
Debt securities:
Consumer discretionary	$3,387,072	$3,173,576	7.5%	6.8%
Consumer staples	686,071	692,890	1.5	1.5
Energy	854,220	1,028,317	1.9	2.2
Financials	1,293,508	805,337	2.9	1.7
Government	95,508	140,053	0.2	0.3
Health care	1,135,799	1,010,462	2.5	2.2
Industrials	1,710,706	1,795,909	3.8	3.9
Information technology	1,293,815	1,167,635	2.9	2.5
Materials	1,393,521	1,288,947	3.1	2.8
Telecommunication services	471,711	372,457	1.0	0.8
Utilities	686,126	1,409,408	1.5	3.0
Total debt securities (cost: $15,304,870 and $13,611,109 as of December 31, 2015 and 2014, respectively)	13,008,057	12,884,991	28.8	27.7
Equity securities:
Consumer discretionary	1,813,832	2,475,318	4.0	5.3
Consumer staples	872,472	530,305	1.9	1.1
Energy	1,810,290	1,756,480	4.0	3.8
Financials	7,639,790	7,720,904	16.9	16.6
Health care	92,866	224,705	0.2	0.5
Industrials	1,728,086	2,970,356	3.8	6.4
Information technology	67,253	176,097	0.2	0.4
Materials	882,366	1,207,523	2.0	2.6
Telecommunication services	16,471	21,616	0.0	0.0
Utilities	156,865	329,175	0.3	0.7
Total equity securities (cost: $13,290,699 and $13,911,333 as of December 31, 2015 and 2014, respectively)	15,080,291	17,412,479	33.3	37.4

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments:	2015	2014	2015	2014
Europe:
Debt securities:
Consumer discretionary	$1,329,387	$1,371,689	2.9%	3.0%
Consumer staples	222,789	242,513	0.5	0.5
Energy	144,742	370,456	0.3	0.8
Financials	808,568	803,468	1.8	1.7
Government	46,946	—	0.1	—
Health care	197,569	147,661	0.5	0.3
Industrials	291,950	344,642	0.7	0.7
Information technology	71,168	41,960	0.2	0.1
Materials	377,460	421,327	0.8	0.9
Telecommunication services	200,610	142,322	0.4	0.3
Utilities	18,028	24,668	0.0	0.1
Total debt securities (cost: $4,207,531 and $3,803,751 as of December 31, 2015 and 2014, respectively)	3,709,217	3,910,706	8.2	8.4
Equity securities:
Consumer discretionary	270,370	311,847	0.6	0.7
Consumer staples	145,108	59,628	0.3	0.1
Energy	21,791	92,416	0.0	0.2
Financials	6,239,424	4,760,386	13.8	10.2
Government	40,290	635	0.1	0.0
Health care	79,582	52,887	0.2	0.1
Industrials	1,499,142	1,226,825	3.3	2.6
Information technology	1,646	1,190	0.0	0.0
Materials	475,306	398,559	1.1	0.9
Telecommunication services	4,834	—	0.0	—
Utilities	344,736	—	0.8	—
Total equity securities (cost: $7,627,245 and $5,884,950 as of December 31, 2015 and 2014, respectively)	9,122,229	6,904,373	20.2	14.8
Asia and other:
Debt securities:
Consumer discretionary	102,531	140,732	0.2	0.3
Consumer staples	33,061	7,927	0.1	0.0
Energy	193,645	217,299	0.4	0.5
Financials	27,413	18,935	0.1	0.0
Government	6,974	50,073	0.0	0.1
Health care	47,010	48,977	0.1	0.1
Industrials	268,710	420,323	0.6	0.9
Information technology	31,983	23,555	0.1	0.1
Materials	248,830	252,965	0.6	0.6
Utilities	2,713	9,113	0.0	0.0
Total debt securities (cost: $1,090,867 and $1,168,453 as of December 31, 2015 and 2014, respectively)	962,870	1,189,899	2.2	2.6

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments:	2015	2014	2015	2014
Asia and other:
Equity securities:
Consumer discretionary	$506,761	$664,077	1.1%	1.4%
Consumer staples	29,863	113,471	0.1	0.2
Energy	192,844	298,040	0.4	0.6
Financials	986,753	1,518,532	2.2	3.3
Health care	18,535	22,899	0.1	0.1
Industrials	1,032,225	937,455	2.3	2.0
Information technology	244,433	322,592	0.5	0.7
Materials	96,326	145,657	0.2	0.3
Telecommunication services	34,678	39,244	0.1	0.1
Utilities	154,824	169,384	0.3	0.4
Total equity securities (cost: $3,370,406 and $3,393,453 as of December 31, 2015 and 2014, respectively)	3,297,242	4,231,351	7.3	9.1
Total debt securities	17,680,144	17,985,596	39.2	38.7
Total equity securities	27,499,762	28,548,203	60.8	61.3
Total investments, at fair value	$45,179,906	$46,533,799	100.0%	100.0%
Securities Sold Short:
Equity securities (proceeds: $102,236 and $70,760 as of December 31, 2015 and 2014, respectively)	$(91,246)	$(64,438)
As of December 31, 2015 and 2014, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.
Net Gains From Investment Activities of Consolidated Funds
Net gains from investment activities in the consolidated statements of operations consist primarily of realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments. Upon disposition of an investment, unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2015		2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$895,271	$(3,602,437)	$1,937,061	$(1,080,571)	$3,649,821	$2,152,662
Foreign-currency forward contracts (1)	457,594	(98,420)	179,675	278,647	(217,234)	(286,336)
Total-return and interest-rate swaps (1)	(215,837)	(38,658)	54,437	(193,079)	89,333	(22,619)
Options and futures (1)	43,055	(30,198)	(38,431)	6,513	(17,922)	(238)
Swaptions (1)(2)	(2,933)	2,186	(1,158)	(4,770)	—	—
Total	$1,177,150	$(3,767,527)	$2,131,584	$(993,260)	$3,503,998	$1,843,469

(1)	Please see note 6 for additional information.

(2)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.
5. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and liabilities by fair-value hierarchy level are set forth below. Please see notes 7 and 15 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of December 31, 2015				As of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury securities (1)	$661,116	$—	$—	$661,116	$655,529	$—	$—	$655,529
Corporate investments	—	41,876	25,750	67,626	23,660	17,154	—	40,814
Foreign-currency forward contracts (2)	—	5,875	—	5,875	—	24,499	—	24,499
Total assets	$661,116	$47,751	$25,750	$734,617	$679,189	$41,653	$—	$720,842

Liabilities
Contingent consideration (3)	$—	$—	$(28,494)	$(28,494)	$—	$—	$(27,245)	$(27,245)
Foreign-currency forward contracts (3)	—	(3,286)	—	(3,286)	—	(3,439)	—	(3,439)
Interest-rate swaps (3)	—	(943)	—	(943)	—	(2,317)	—	(2,317)
Total liabilities	$—	$(4,229)	$(28,494)	$(32,723)	$—	$(5,756)	$(27,245)	$(33,001)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
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

	As of December 31, 2015				As of December 31, 2014
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$7,891,929	$1,871,375	$9,763,304	$—	$8,135,722	$1,555,656	$9,691,378
Corporate debt – all other	5,450	4,902,226	3,009,164	7,916,840	4,039	5,539,518	2,750,661	8,294,218
Equities – common stock	4,836,422	256,604	8,729,202	13,822,228	6,042,583	505,459	9,044,579	15,592,621
Equities – preferred stock	—	—	1,363,542	1,363,542	3,148	—	1,320,752	1,323,900
Real estate	61,317	—	9,655,270	9,716,587	—	—	9,216,056	9,216,056
Real estate loan portfolios	—	—	2,597,405	2,597,405	—	—	2,399,105	2,399,105
Other	—	—	—	—	945	—	15,576	16,521
Total investments	4,903,189	13,050,759	27,225,958	45,179,906	6,050,715	14,180,699	26,302,385	46,533,799
Derivatives:
Foreign-currency forward contracts	—	156,234	—	156,234	—	254,929	—	254,929
Swaps	—	16,544	—	16,544	—	4,217	—	4,217
Options and futures	—	25,559	—	25,559	—	36,568	—	36,568
Swaptions	—	14	—	14	—	483	—	483
Total derivatives	—	198,351	—	198,351	—	296,197	—	296,197
Total assets	$4,903,189	$13,249,110	$27,225,958	$45,378,257	$6,050,715	$14,476,896	$26,302,385	$46,829,996

Liabilities
Securities sold short:
Equity securities	$(91,246)	$—	$—	$(91,246)	$(64,438)	$—	$—	$(64,438)
Derivatives:
Foreign-currency forward contracts	—	(64,364)	—	(64,364)	—	(54,663)	—	(54,663)
Swaps	—	(223,359)	(8,251)	(231,610)	—	(172,672)	(10,687)	(183,359)
Options and futures	(88)	(4,146)	—	(4,234)	(11,051)	(3,918)	—	(14,969)
Swaptions	—	—	—	—	—	(518)	—	(518)
Total derivatives	(88)	(291,869)	(8,251)	(300,208)	(11,051)	(231,771)	(10,687)	(253,509)
Total liabilities	$(91,334)	$(291,869)	$(8,251)	$(391,454)	$(75,489)	$(231,771)	$(10,687)	$(317,947)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Other	Total
2015:
Beginning balance	$1,555,656	$2,750,661	$9,044,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$15,576	$26,291,698
Transfers into Level III	364,501	248,824	570,137	15,835	142,165	—	—	—	1,341,462
Transfers out of Level III	(199,119)	(246,615)	(1,427,473)	(32,692)	(61,317)	—	—	(12,000)	(1,979,216)
Purchases	684,359	1,267,168	1,706,683	203,077	1,973,704	1,207,691	—	—	7,042,682
Sales	(493,438)	(584,756)	(1,315,766)	(305,917)	(2,242,760)	(1,100,273)	—	(5,513)	(6,048,423)
Realized gains (losses), net	16,245	(4,670)	125,637	81,037	766,400	283,074	—	3,147	1,270,870
Unrealized appreciation (depreciation), net	(56,829)	(421,448)	25,405	81,450	(138,978)	(192,192)	2,436	(1,210)	(701,366)
Ending balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$—	$27,217,707
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(43,305)	$(340,883)	$(33,299)	$169,799	$342,560	$(192,192)	$2,436	$—	$(94,884)

2014:
Beginning balance	$2,809,437	$2,432,179	$6,700,015	$919,771	$6,221,294	$2,369,441	$—	$13,708	$21,465,845
Transfers into Level III	930,966	222,357	1,044,659	1,017	474,098	—	—	—	2,673,097
Transfers out of Level III	(2,121,960)	(19,480)	(809,815)	(97,171)	(120,120)	—	—	—	(3,168,546)
Purchases	1,083,224	1,021,815	2,944,074	328,507	2,943,580	950,256	—	2,000	9,273,456
Sales	(1,121,409)	(888,147)	(917,197)	(85,470)	(1,688,713)	(1,277,993)	(3,939)	(4,469)	(5,987,337)
Realized gains (losses), net	135,890	114,436	170,598	(14,462)	275,717	175,962	3,939	3,363	865,443
Unrealized appreciation (depreciation), net	(160,492)	(132,499)	(87,755)	268,560	1,110,200	181,439	(10,687)	974	1,169,740
Ending balance	$1,555,656	$2,750,661	$9,044,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$15,576	$26,291,698
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(27,075)	$114,613	$264,486	$299,817	$1,468,857	$181,439	$(10,687)	$(132)	$2,291,318

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations.
There were no transfers between Level I and Level II positions for the year ended December 31, 2015. Transfers between Level I and Level II positions for the year ended December 31, 2014 included $739.7 million from Level II to Level I due to the removal of discounts on three exchange-traded common equity investments upon the expiration of lockup periods and increased trading volume for one exchange-traded common equity investment.
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
December 31, 2015
($ in thousands, except where noted)

a less significant level of market trading activity during the period or portfolio companies that undertook restructurings or bankruptcy proceedings and thus were valued in the absence of observable inputs.
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2015:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$289,107	Discounted cash flow (1)	Discount rate	5% – 15%	12%
	451,584	Market approach (comparable companies) (2)	Earnings multiple (3)	3x – 10x	6x
	232,995	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	156,160	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	595,066	Discounted cash flow (1)	Discount rate	6% – 14%	11%
	259,669	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.1x – 1.5x	1.2x
	232,958	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	241,667	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	135,808	Discounted cash flow (1)	Discount rate	5% – 15%	13%
	55,310	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	9% – 11%	10%
	7,549	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 9x	7x
	219,121	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.7x – 1.0x	0.9x
	45,647	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	24,247	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	417,749	Discounted cash flow (1)	Discount rate	11% – 14%	14%
	128,230	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 9x	8x
	3,938	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	71,174	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Information technology:	199,841	Discounted cash flow (1)	Discount rate	6% – 13%	12%
	143,596	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 8x	7x
	63,594	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	62,353	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Other:	442,797	Discounted cash flow (1)	Discount rate	5% – 20%	12%
	60,643	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	331,485	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Equity investments:
Financials:	58,352	Discounted cash flow (1)	Discount rate	14% – 16%	15%
	1,029,904	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.0x – 1.5x	1.4x
	189,714	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Industrials:	37,130	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	2,385,995	Market approach (comparable companies) (2)	Earnings multiple (3)	5x – 18x	9x
	1,287,791	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	0.9x – 1.0x	1.0x
	248,894	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	53,005	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Materials:	1,238,760	Market approach (comparable companies) (2)	Earnings multiple (3)	7x – 9x	8x
	25,133	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Utilities	616,596	Market approach (comparable companies) (2)	Earnings multiple (3)	8x – 11x	9x
	266,185	Other	Not applicable	Not applicable	Not applicable
	200,112	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Other:	1,898,334	Market approach (comparable companies) (2)	Earnings multiple (3)	6x – 18x	10x
	164,026	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1.1x – 1.3x	1.2x
	221,350	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	171,463	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Real estate-oriented investments:
	3,863,639	Discounted cash flow (1)(7)	Discount rate	6% – 44%	13%
			Terminal capitalization rate	5% – 10%	7%
			Direct capitalization rate	5% – 10%	7%
			Net operating income growth rate	0% – 38%	10%
			Absorption rate	25% – 44%	30%
	132,640	Discounted cash flow (1) / Sales approach (8)	Discount rate / Market transactions	6% – 8%	7%
	218,817	Market approach (comparable companies) (2)	Earnings multiple (3)	9x – 11x	11x
	992,695	Market approach (value of underlying assets) (2)(4)	Underlying asset multiple	1x – 1.8x	1.6x
	512,120	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
	2,385,895	Recent market information (6)	Quoted prices / discount	0% – 5%	3%
	1,385,418	Sales approach (8)	Market transactions	Not applicable	Not applicable
	164,046	Other	Not applicable	Not applicable	Not applicable
Real estate loan portfolios:
	2,101,463	Discounted cash flow (1)(7)	Discount rate	7% – 23%	13%
	495,942	Recent transaction price (5)	Not applicable	Not applicable	Not applicable

Total Level III investments	$27,217,707

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
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
December 31, 2015
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
December 31, 2015
($ in thousands, except where noted)

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

A significant amount of judgment may be required when using unobservable inputs, including assessing the accuracy of source data and the results of pricing models. The Company assesses the accuracy and reliability of the sources it uses to develop unobservable inputs. These sources may include third-party vendors that the Company believes are reliable and commonly utilized by other marketplace participants. As described in note 2, other factors beyond the unobservable inputs described above may have a significant impact on investment valuations.
During the year ended December 31, 2015, the valuation technique for ten Level III investments changed, as follows: (a) three credit-oriented investments and one equity investment changed from a market approach based on comparable companies to a market approach based on the value of underlying assets as a result of an increased focus on the value of the company’s physical assets, (b) one equity investment changed from a market approach based on comparable companies to a valuation based on recent market information due to increased availability of broker quotations, (c) one credit-oriented investment changed from a valuation technique that used both a discounted cash flow and sales approach to an approach based solely on a discounted cash flow technique due to a decreased focus on the value of the issuer’s assets, (d) one real estate-oriented investment changed from a valuation based on a market approach to a discounted cash flow as a result of the stabilization of the underlying property, (e) one real estate-oriented investment changed from a valuation based on a discounted cash flow to a sales approach as a result of receiving offers from potential buyers, (f) one credit-oriented investment changed from a valuation based on recent market information to a discounted cash flow technique due to decreased availability of broker quotations, and (g) one credit-oriented investment, comprised of ten underlying loans, changed from a

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

valuation technique that used both a discounted cash flow and sales approach to a market approach based on the value of underlying assets as a result of an increased focus on the value of the assets collateralizing the loans.
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
6. DERIVATIVES AND HEDGING
The Company enters into derivatives as part of its overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign-currency exchange rates in the normal course of business are addressed as part of the Company’s overall risk management strategy that may include the use of derivatives to economically hedge or reduce these exposures. From time to time, the Company may enter into (a) foreign-currency option and forward contracts to reduce earnings and cash-flow volatility associated with changes in foreign-currency exchange rates, and (b) interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable rate borrowings. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade credit ratings. Counterparty credit risk is evaluated in determining the fair value of derivatives.
As of December 31, 2015 and 2014, the Company had outstanding two interest-rate swaps that were designated to hedge the interest-rate risk covering up to $150.0 million and $180.0 million, respectively, of the $250.0 million variable-rate bank term loan. The swaps, which had aggregate designated notional values of $318.8 million and $348.8 million as of December 31, 2015 and 2014, respectively, expire through January 2017. As of December 31, 2015, the hedges continued to be effective.
In August 2013, to facilitate its investment management activities, the Company entered into a two-year total return swap (“TRS”) agreement with a financial institution to meet certain investment objectives for which the primary risk exposure was credit. Pursuant to the TRS agreement, the Company had deposited $50.0 million in cash collateral with the counterparty and had the ability to access up to $200.0 million of U.S. dollar-denominated debt securities underlying the TRS. In February 2014, the Company closed its TRS position, resulting in $7.1 million of realized gains and $1.4 million of cash received at closing. In connection with the launch of a CLO, the Company contributed the earlier $50.0 million cash collateral deposit and $5.7 million of remaining realized gains due from the counterparty under the TRS agreement, and an additional $4.5 million in cash. The CLO purchased the underlying reference securities that were held by the counterparty under the TRS agreement at fair value of $312.9 million plus $1.0 million of interest receivable. The CLO paid $258.2 million in cash, net of the $50.0 million cash collateral deposit, and $5.7 million of realized gains due from the counterparty under the TRS agreement. The CLO was funded with the Company’s $60.2 million in aggregate contributions and net proceeds of $450.0 million in cash from the issuance of $456.0 million in senior secured notes to third parties, net of $6.0 million in debt issuance costs. Please see note 7 for more information regarding debt obligations of CLOs.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of foreign-currency forward sell contracts consisted of the following:

As of December 31, 2015:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Amount in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/8/16-12/30/16	246,850	$274,135	$269,603	$4,532
USD (buy GBP), expiring 1/8/16-10/31/16	70,594	70,594	72,476	(1,882)
Japanese Yen, expiring 1/29/16-9/30/16	5,840,300	48,631	48,692	(61)
Total		$393,360	$390,771	$2,589
As of December 31, 2014:
Euro, expiring 1/8/15-12/31/15	206,820	$266,569	$250,789	$15,780
USD (buy GBP), expiring 1/8/15-12/31/15	88,081	88,081	91,485	(3,404)
Japanese Yen, expiring 1/30/15-12/30/15	7,420,600	70,784	62,100	8,684
Total		$425,434	$404,374	$21,060
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the consolidated statements of operations as follows:

	For the Year Ended December 31,
Foreign-currency Forward Contracts:	2015	2014	2013
General and administrative expense (1)	$23,554	$31,772	$3,763

Total-return Swap:
Investment income	$—	$2,554	$4,515

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

As of both December 31, 2015 and 2014, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
Derivatives Held By Consolidated Funds
Certain consolidated funds utilize derivatives in their ongoing investment operations. These derivatives primarily consist of foreign-currency forward contracts and options utilized to manage currency risk, interest-rate swaps to hedge interest-rate risk, options and futures used to hedge certain exposures for specific securities, and total-return swaps utilized mainly to obtain exposure to leveraged loans or to participate in foreign markets not readily accessible. The primary risk exposure for options and futures is price, while the primary risk exposure for total-return swaps is credit. None of the derivative instruments is accounted for as a hedging instrument utilizing hedge accounting.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2015		2014		2013
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$457,594	$(98,420)	$179,675	$278,647	$(217,234)	$(286,336)
Total-return and interest-rate swaps	(215,837)	(38,658)	54,437	(193,079)	89,333	(22,619)
Options and futures	43,055	(30,198)	(38,431)	6,513	(17,922)	(238)
Swaptions	(2,933)	2,186	(1,158)	(4,770)	—	—
Total	$281,879	$(165,090)	$194,523	$87,311	$(145,823)	$(309,193)
Foreign-currency Forward Contracts
Certain consolidated funds enter into foreign-currency forward contracts to hedge foreign currencies utilized in certain current investments or future purchase commitments. All commitments are valued using the applicable foreign-currency exchange rate, with the resulting unrealized gain or loss included in income. Gains or losses are realized at the time forward contracts are either extinguished or closed if entering into an offsetting contract.
The average notional amounts of foreign-currency forward contracts outstanding during 2015 were $5.4 billion long and $338.1 million short, and during 2014 were $4.9 billion long and $293.1 million short. Outstanding foreign-currency forward contracts as of December 31, 2015 and 2014, which included $156.2 million and $254.9 million of gross unrealized appreciation, and $64.4 million and $54.7 million of gross unrealized depreciation, respectively, were as follows:

As of December 31, 2015:	Buy (Sell) Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Amount in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/12/16-11/13/18	(2,383,537)	$2,630,690	$2,600,245	$30,445
Pound Sterling, expiring 1/12/16-11/14/16	(1,401,289)	2,135,175	2,065,891	69,284
Canadian Dollar, expiring 2/4/16-5/19/16	(46,505)	35,279	33,485	1,794
Australian Dollar, expiring 3/17/16	(323,440)	228,399	234,428	(6,029)
Hong Kong Dollar, expiring 1/21/16	(1,896)	245	245	—
Japanese Yen, expiring 1/21/16 -4/7/16	(7,651,169)	62,040	63,709	(1,669)
Swiss Franc, expiring 1/21/16	(481)	493	481	12
Singapore Dollar, expiring 1/21/16	(2,444)	1,753	1,722	31
South Korean Won, expiring 1/4/16-12/1/16	(151,173,334)	132,553	128,757	3,796
New Zealand Dollar, expiring 3/17/16-6/9/16	(284,364)	178,371	193,723	(15,352)
Danish Krone, expiring 11/4/16	(362,000)	54,167	53,316	851
Chinese Yuan, expiring 3/17/16-5/20/16	(466,187)	74,667	71,220	3,447
Swedish Krona, expiring 1/21/16	(145)	(11)	(17)	6
U.S. Dollar (buy Euro), expiring 1/12/16-11/18/16	(32,547)	37,577	32,323	5,254
Total		$5,571,398	$5,479,528	$91,870

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

Balance Sheet Offsetting
The Company recognizes all derivatives as assets or liabilities at fair value in its consolidated statements of financial condition. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. While these derivatives are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities based on gross fair value in its consolidated statements of financial condition. The table below sets forth the setoff rights and related arrangements associated with derivatives held by the Company. The “gross amounts not offset in statements of financial condition” columns represent derivatives that management has elected not to offset in the consolidated statements of financial condition even though they are eligible to be offset in accordance with applicable accounting guidance.

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2015		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$5,875	$2,047	$—	$3,828
Derivative assets of consolidated funds:
Foreign-currency forward contracts	156,234	38,033	—	118,201
Total-return and interest-rate swaps	16,544	4,526	—	12,018
Options and futures	25,559	5,665	—	19,894
Swaptions	14	14	—	—
Subtotal	198,351	48,238	—	150,113
Total	$204,226	$50,285	$—	$153,941

Derivative Liabilities:
Foreign-currency forward contracts	$(3,286)	$(2,047)	$—	$(1,239)
Interest-rate swaps	(943)	—	—	(943)
Subtotal	(4,229)	(2,047)	—	(2,182)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(64,364)	(38,788)	—	(25,576)
Total-return and interest-rate swaps	(231,610)	(5,304)	(202,677)	(23,629)
Options and futures	(4,234)	(4,146)	(88)	—
Subtotal	(300,208)	(48,238)	(202,765)	(49,205)
Total	$(304,437)	$(50,285)	$(202,765)	$(51,387)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2014		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$24,499	$5,756	$—	$18,743
Derivative assets of consolidated funds:
Foreign-currency forward contracts	254,929	51,260	—	203,669
Total-return and interest-rate swaps	4,217	512	—	3,705
Options and futures	36,568	12,605	—	23,963
Swaptions	483	483	—	—
Subtotal	296,197	64,860	—	231,337
Total	$320,696	$70,616	$—	$250,080

Derivative Liabilities:
Foreign-currency forward contracts	$(3,439)	$(3,439)	$—	$—
Interest-rate swaps	(2,317)	(2,317)	—	—
Subtotal	(5,756)	(5,756)	—	—
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(54,663)	(51,088)	—	(3,575)
Total-return and interest-rate swaps	(183,359)	(9,427)	(156,011)	(17,921)
Options and futures	(14,969)	(3,863)	(11,106)	—
Swaptions	(518)	(483)	—	(35)
Subtotal	(253,509)	(64,861)	(167,117)	(21,531)
Total	$(259,265)	$(70,617)	$(167,117)	$(21,531)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

7. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of December 31,
	2015	2014
$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	$50,000	$50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2019	250,000	250,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
Total remaining principal	$850,000	$850,000
Future scheduled principal payments of debt obligations as of December 31, 2015 were as follows:

2016	$100,000
2017	—
2018	—
2019	500,000
2020	—
Thereafter	250,000
Total	$850,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2015 and 2014.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations was $855.3 million and $895.9 million as of December 31, 2015 and 2014, respectively, utilizing an average borrowing rate of 3.7% and 3.2%, respectively. As of December 31, 2015, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $839.7 million, whereas a 10% decrease would increase the estimated fair value to $871.6 million.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

In March 2014, the Company’s subsidiaries Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and Oaktree Capital I, L.P. entered into a credit agreement with a bank syndicate for senior unsecured credit facilities (the “Credit Facility”), consisting of a $250.0 million fully-funded term loan (the “Term Loan”) and a $500.0 million revolving credit facility (the “Revolver”), each with a five-year term. The Credit Facility replaced the amortizing term loan, which had a principal balance of $218.8 million, and the undrawn revolver under the Company’s prior credit facility. The Term Loan matures in March 2019, at which time the entire principal amount of $250.0 million is due. Borrowings under the Credit Facility generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.69% through January 2016 and 2.22% for the twelve months thereafter, based on the current credit ratings of Oaktree Capital Management, L.P. The Credit Facility contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement) of $50.0 billion. As of December 31, 2015, the Company had no outstanding borrowings under the Revolver and was able to draw the full amount available without violating any financial maintenance covenants.
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
The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value for all periods presented due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and aggregated $3.7 billion and $2.8 billion as of December 31, 2015 and 2014, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the subject or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

Credit Agreement	Outstanding Amount as of December 31,		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee (2)
	2015	2014
Credit facility (3)	$434,000	$434,000	$450,000	1.60%	10/20/2020	N/A	N/A
Senior variable rate notes (3)	—	249,500	$249,500	1.55%	10/20/2022	N/A	N/A
Senior variable rate notes (3)	—	499,322	$500,000	1.20%	4/20/2023	N/A	N/A
Senior variable rate notes (3)	—	402,422	$402,500	1.20%	7/20/2023	N/A	N/A
Senior variable rate notes (3)	—	64,500	$64,500	1.65%	7/20/2023	N/A	N/A
Credit facility (3)	589,312	—	$620,000	1.25%	10/20/2018	N/A	N/A
Credit facility (3)	546,461	—	$575,000	1.40%	10/20/2016	N/A	N/A
Senior variable rate notes (3)	420,000	420,000	$420,000	1.47%	8/15/2025	N/A	N/A
Senior variable rate notes (3)	84,750	84,399	$86,000	2.10%	8/15/2025	N/A	N/A
Credit facility (3)	286,000	—	$305,000	1.60%	10/20/2020	N/A	N/A
Senior variable rate notes (3)	332,763	332,706	$333,000	1.56%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	76,942	76,648	$78,000	2.30%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	39,252	39,049	$40,000	3.20%	11/15/2025	N/A	N/A
Senior variable rate notes (3)	307,500	—	$307,500	1.55%	2/15/2026	N/A	N/A
Senior variable rate notes (3)	64,835	—	$65,000	2.30%	2/15/2026	N/A	N/A
Senior variable rate notes (3)	37,002	—	$37,500	3.10%	2/15/2026	N/A	N/A
Revolving credit facility	6,342	50,054	$400,000	3.07%	8/13/2016	0.25%	2.00%
Revolving credit facility	—	500,000	$500,000	1.60%	6/26/2015	0.25%	N/A
Revolving credit facility (4)	—	—	$150,000	2.75%	2/12/2018	1.00%	2.00%
Revolving credit facility	626,366	—	$1,400,000	1.50%	3/18/2018	0.60%	1.50%
Revolving credit facility	—	800	$75,000	2.00%	12/15/2016	0.35%	2.00%
Revolving credit facility	71,491	—	$110,000	2.00%	11/4/2016	0.25%	2.00%
Revolving credit facility	17,441	—	$50,000	1.50%	1/30/2017	0.25%	1.50%
Euro-denominated revolving credit facility	625,833	650,725	€650,000	1.65%	2/25/2016	0.25%	1.65%
Euro-denominated revolving credit facility	81,356	97,925	€100,000	1.95%	2/2/2016	0.40%	1.95%
Revolving credit facility	—	146,000	$221,000	1.65%	9/30/2015	0.25%	N/A
Revolving credit facility	439,504	201,739	$500,000	1.60%	1/16/2017	0.25%	1.60%
Revolving credit facility	—	2,000	$30,000	1.50%	12/9/2016	0.20%	N/A
Revolving credit facility (4)	48,300	56,697	$61,000	2.95%	3/15/2019	N/A	N/A
Revolving credit facility (4)	43,241	88,000	$72,688	2.75%	12/16/2018	1.00%	N/A
Revolving credit facility	277,194	93,943	$450,000	1.60%	9/8/2016	0.25%	2.00%
Credit facility (4)	59,996	—	$59,996	4.50%	3/21/2018	N/A	N/A
Credit facility (4)	108,987	—	$108,987	1.95%	3/11/2016	N/A	N/A
Revolving credit facility	339,062	—	$800,000	1.45%	7/14/2017	0.25%	1.45%
Euro-denominated revolving credit facility	43,450	—	€95,000	2.25%	9/1/2017	0.50%	N/A
Revolving credit facility	—	—	$40,000	2.25%	3/4/2017	0.30%	1.75%
Revolving credit facility	69,339	—	$130,000	1.50%	10/13/2016	0.20%	1.50%
Euro-denominated revolving credit facility	29,475	—	€35,000	1.50%	12/7/2017	0.20%	1.50%
Credit facility (4)(5)	356,568	214,423	$356,568	1.91%	Various	N/A	N/A
	$6,462,762	$4,704,852

(1)	The facilities bear interest, at the borrower’s option, at (a) an annual rate of LIBOR plus the applicable margin or (b) an alternate base rate, as defined in the respective credit agreement.

(2)
Certain facilities allow for the issuance of letters of credit at an applicable annual fee. As of December 31, 2015 and 2014, outstanding standby letters of credit totaled $509,770 and $43,326, respectively.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

(3)	The senior variable rate notes and credit facilities are collateralized by the portfolio investments and cash and cash-equivalents of the respective fund.

(4)	The credit facility is collateralized by specific investments of the fund.

(5)	Of the total balance outstanding, $147.4 million in March 2016, $64.0 million in July 2016, $52.3 million in October 2016 and $92.9 million in 2017.

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans that had not priced as of period end. The table below sets forth the outstanding debt obligations of the CLOs for the periods indicated.

	As of December 31, 2015				As of December 31, 2014
	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Outstanding Borrowings	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)	$457,196	$447,460	2.37%	9.3	$456,567	$449,167	2.25%	10.3
Senior secured notes (3)	454,423	446,558	2.52%	11.0	453,821	454,274	2.43%	12.0
Senior secured notes (4)	79,914	78,632	2.96%	3.0	85,776	85,468	2.61%	4.0
Senior secured notes (5)	363,709	357,626	2.26%	11.7	405,018	402,649	2.32%	12.7
Senior secured notes (6)	455,295	448,933	2.54%	12.0	—	—	—	—
Senior secured notes (7)	361,142	359,914	2.29%	12.3	—	—	—	—
Subordinated note (8)	25,500	16,400	N/A	11.0	25,500	25,500	N/A	12.0
Subordinated note (8)	21,183	15,876	N/A	11.7	23,596	23,596	N/A	12.7
Subordinated note (8)	25,500	18,337	N/A	12.0	—	—	—	—
Subordinated note (8)	17,924	11,928	N/A	12.3	—	—	—	—
Subordinated note (9)	12,036	12,036	N/A	1.6	—	—	—	—
Term loan (10)	81,238	81,238	1.20%	1.6	—	—	—	—
Term loan	—	—	—	—	151,257	151,257	1.24%	1.8
	$2,355,060	$2,294,938			$1,601,535	$1,591,911

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

(2)	The weighted average interest rate is based on LIBOR plus 2.01%.

(3)	The weighted average interest rate is based on LIBOR plus 2.20%.

(4)
The interest rate was LIBOR plus a margin determined based on a formula as defined in the respective borrowing agreements, which incorporate different borrowing values based on the characteristics of collateral investments purchased.  The weighted average unused commitment fee rate ranged from 0% to 2.0%.

(5)	The weighted average interest rate is based on EURIBOR (subject to a zero floor) plus 2.26%.

(6)	The weighted average interest rate is based on LIBOR plus 2.10%.

(7)	The weighted average interest rate is based on EURIBOR (subject to a zero floor) plus 2.29%.

(8)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.

(9)
This represents a subordinated credit facility with a total capacity of €25 million as of December 31, 2015. The facility does not have a contractual interest rate; instead, this facility receives distributions from the excess cash flows generated by the CLO.

(10)	The term loan had a total facility capacity of €150 million as of December 31, 2015. The interest rate is based on EURIBOR plus 1.20%. The unused commitment fee was 0.30%.
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of December 31, 2015 and 2014, the fair value of CLO assets was $2.6 billion and $2.1 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

Future scheduled principal payments with respect to the debt obligations of CLOs as of December 31, 2015 were as follows:

2016	$—
2017	93,274
2018	79,914
2019	—
2020	—
Thereafter	2,181,872
Total	$2,355,060

8. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been grossed up in the table below.

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$41,681,155	$38,834,831	$39,670,831
Contributions	5,796,081	9,420,044	6,507,188
Distributions	(7,407,437)	(7,962,362)	(12,783,673)
Net income (loss)	(1,812,539)	1,647,753	5,163,939
Change in distributions payable	387,989	(528,051)	105,735
Change in accrued or deferred contributions	526	(26,760)	—
Initial consolidation of a fund	—	902,979	—
Foreign-currency translation and other	(472,650)	(607,279)	170,811
Ending balance	$38,173,125	$41,681,155	$38,834,831

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

9. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest, certain related parties and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of December 31, 2015 and 2014, respectively, OCGH units represented 91,937,873 of the total 153,907,733 Oaktree Operating Group units and 109,088,901 of the total 152,852,620 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,575,504 and $1,640,594 as of December 31, 2015 and 2014, respectively, the OCGH non-controlling interest was $941,141 and $1,170,893. As of December 31, 2015 and 2014, non-controlling interests attributable to certain related parties and third parties was $102,789 and $95,068, respectively.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Quarterly Period Ended	Distribution Per Unit
November 12, 2015	November 9, 2015	September 30, 2015	$0.40
August 13, 2015	August 10, 2015	June 30, 2015	0.50
May 14, 2015	May 11, 2015	March 31, 2015	0.64
February 25, 2015	February 19, 2015	December 31, 2014	0.56
Total 2015			$2.10

November 13, 2014	November 10, 2014	September 30, 2014	$0.62
August 14, 2014	August 11, 2014	June 30, 2014	0.55
May 15, 2014	May 12, 2014	March 31, 2014	0.98
February 27, 2014	February 24, 2014	December 31, 2013	1.00
Total 2014			$3.15

November 15, 2013	November 13, 2013	September 30, 2013	$0.74
August 20, 2013	August 16, 2013	June 30, 2013	1.51
May 21, 2013	May 17, 2013	March 31, 2013	1.41
March 1, 2013	February 25, 2013	December 31, 2012	1.05
Total 2013			$4.71

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the OCGH non-controlling interest and to Class A unitholders:

	Year Ended December 31,
	2015	2014	2013
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	104,427	110,078	115,992
Class A unitholders	49,324	42,582	34,979
Total weighted average units outstanding	153,751	152,660	150,971
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$195,162	$386,398	$824,795
Net income attributable to Class A unitholders	87,620	146,446	243,250
Oaktree Operating Group net income (1)	$282,782	$532,844	$1,068,045
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$87,620	$146,446	$243,250
Non-Operating Group expenses	(2,097)	(1,645)	(1,195)
Income tax expense of Intermediate Holding Companies	(14,174)	(18,518)	(20,057)
Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998

(1)
Oaktree Operating Group net income does not reflect amounts attributable to other non-controlling interests, which amounted to $10,214 and $12,981 for the years ended December 31, 2015 and 2014, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998
Equity reallocation between controlling and non-controlling interests	181,539	51,525	79,052
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interest	$252,888	$177,808	$301,050
In November 2015, the Company’s board of directors approved the exchange of 12,998,725 outstanding vested and unvested OCGH units (the “November 2015 Exchange”) held by employees, former employees and other existing OCGH unitholders into an equal number of Class A units, which continued to be owned by the same unitholders.  The exchange did not result in an increase to the tax receivable agreement liability. The Class A units issued in the exchange are subject to a three-year lock-up that is scheduled to be released in equal quarterly increments, generally two business days after the Company’s quarterly earnings release, starting with the earnings release for the fourth quarter of 2015 that was announced on February 9, 2016.  As a result, approximately 1.1 million Class A units will become newly eligible for sale each quarter through the earnings release for the third quarter of 2018. Please see note 11 for more information.
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
In March 2014, the Company issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to the Company. The Company did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

acquire interests in the Company’s business from certain of the Company’s directors, employees and other investors, including certain senior executives and other members of the Company’s senior management.
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
10. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2015	2014	2013
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998
Weighted average number of Class A units outstanding (basic and diluted)	49,324	42,582	34,979
Basic and diluted net income per Class A unit	$1.45	$2.97	$6.35
Vested OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of December 31, 2015, there were 91,937,873 OCGH units outstanding, which are vested or will vest through March 1, 2025, that may ultimately be exchanged into 91,937,873 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the years ended December 31, 2015, 2014 and 2013.
In connection with the Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of December 31, 2015 and 2014, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the years ended December 31, 2015 and 2014. Please see note 13 for more information.
11. EQUITY-BASED COMPENSATION
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of December 31, 2015, a maximum of 22,927,893 units have been authorized to be awarded pursuant to the 2011 Plan, and 8,118,332 units (including 2,000,000 EVUs and 33,608 phantom units) have been awarded under the 2011 Plan. A total of 4,954,976 OCGH units were awarded and issued pursuant to the 2007 Oaktree Capital Group Equity Incentive Plan, which was discontinued for future issuances on March 28, 2012. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Class A and OCGH units issued and outstanding were 153,907,733 as of December 31, 2015.
Pursuant to the terms of the OCGH limited partnership agreement, the general partner of OCGH may elect at its discretion to declare an open period during which an OCGH unitholder may exchange its OCGH units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

prevailing market prices, other consideration of equal value, or any combination of the foregoing under the terms of the Company’s exchange agreement, as amended. The general partner determines the number of units eligible for exchange within a given open period and, if the OCGH unitholders request to exchange a number of units in excess of the amount eligible for exchange, the general partner determines which units to exchange taking into account appropriate factors. In addition, the general partner of OCGH may at its sole discretion cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder. Upon approval by the Company’s board of directors, OCGH units selected for exchange in accordance with the foregoing will be exchanged, at the option of the board of directors, into Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value, or any combination of the foregoing pursuant to the terms of the exchange agreement.
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
Class A and OCGH Unit Awards
In 2015, the Company granted 1,175,213 restricted OCGH units and 7,940 Class A units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.0 years. As of December 31, 2015, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $136.3 million over a weighted average period of 4.3 years.
In connection with the November 2015 Exchange, certain amendments were made to the OCGH limited partnership agreement. The amendment was accounted for as a modification of equity awards and did not result in an impact to net income attributable to the Company. Please see note 9 for more information.
The Company utilizes a contemporaneous valuation report in determining fair value at the date of grant for OCGH unit awards. Each valuation report is based on the market price of Oaktree’s Class A units. A discount is then applied to the Class A unit market price to reflect the lack of marketability for the OCGH units. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment.
The estimated time-to-liquidity assumption increased from approximately three years in the first quarter of 2013 to more than five years in the most recent valuation in 2015. The estimated time to liquidity is influenced primarily by the need for (a) the general partner of OCGH to elect in its discretion to declare an open period during which an OCGH unitholder may exchange his or her unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and (b) the approval of the Company’s board of directors to exchange such OCGH units into any of the foregoing. Board approval is based primarily on the objective of maintaining an orderly market for Oaktree’s units, but may take into account any other factors that the board may deem appropriate in its sole discretion. Volatility is estimated from historical and implied volatilities of the Company and six comparable public alternative asset management companies.
In valuing employee OCGH unit grants, the discount percentage applied to the then-prevailing Class A unit trading price was 30% from January 1, 2013 to March 31, 2013, 25% from April 1, 2013 to April 30, 2014, and 20% from May 1, 2014 to December 31, 2015. The declines in the discount percentages were primarily attributable to lower volatility. The calculation of compensation expense assumes a forfeiture rate of up to 1.5% annually, based on expected employee turnover. Compensation expense is revised annually or more frequently, as necessary, to

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

adjust for actual forfeitures and to reflect expense only for those units that ultimately vest. In each period presented, forfeitures were not materially different from the assumed rate.
A summary of the status of the Company’s unvested Class A and OCGH unit awards and a summary of changes for the periods presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	11,669	$41.91	4,902,348	$28.17
Granted	8,508	47.83	763,000	34.60
Vested	(3,595)	40.07	(1,152,026)	24.10
Forfeited	—	—	(47,600)	29.54
Balance, December 31, 2013	16,582	45.34	4,465,722	30.30
Granted	7,164	58.88	1,770,418	43.98
Vested	(4,697)	44.54	(1,109,170)	24.90
Forfeited	—	—	(55,978)	34.42
Balance, December 31, 2014	19,049	50.63	5,070,992	36.21
Granted	7,940	55.75	1,175,213	44.04
Vested	(50,931)	40.11	(1,421,597)	32.38
Exchanged (1)	2,418,282	38.10	(2,418,282)	38.10
Forfeited	(18,000)	42.29	(140,359)	35.68
Balance, December 31, 2015	2,376,340	$38.18	2,265,967	$40.70

(1)	Represents the unvested units with respect to the November 2015 exchange of 12,998,725 outstanding vested and unvested OCGH units into an equal number of Class A units.

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
On December 2, 2014, OCGH granted 2,000,000 EVUs to Jay S. Wintrob, the Company’s Chief Executive Officer, subject to a five-year vesting schedule through December 2019. The grant agreement provides Mr. Wintrob with certain liquidity rights in respect of the one-time special distribution that will be settled in OCGH units. The Company accounts for those EVUs subject to such liquidity rights as liability-classified awards. As of December 31, 2015, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

On February 24, 2015, the Company’s board of directors approved an amendment to certain terms relating to the EVUs granted to Mr. Wintrob. The board of directors determined that it was appropriate to extend Mr. Wintrob’s EVU performance period, and the period during which Mr. Wintrob’s potential payment of OCGH units remains at risk, over two additional years to provide a longer term incentive structure. As a result of the amendment, the number of OCGH units that Mr. Wintrob will receive in respect of the EVUs will generally be determined based on the appreciation of the Class A units and certain distributions made with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. The amendment was accounted for as a modification of an equity award in the first quarter of 2015 and was immaterial to the Company’s consolidated financial statements.
As of December 31, 2015, the Company expected to recognize $10.1 million of compensation expense on its unvested EVUs over the next 4.0 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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
12. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders. The Company’s effective tax rate is dependent on many factors, including the mix of revenues and expenses between the two corporate subsidiaries that are subject to income tax and the three other subsidiaries that are not; consequently, the effective tax rate is subject to significant variation from period to period.
Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. federal income tax	$1,478	$4,128	$5,516
State and local income tax	1,650	(372)	5,148
Foreign income tax	2,621	2,245	3,195
	$5,749	$6,001	$13,859
Deferred:
U.S. federal income tax	$11,306	$12,544	$11,253
State and local income tax	786	1,836	1,120
Foreign income tax	(292)	(1,845)	—
	$11,800	$12,535	$12,373
Total:
U.S. federal income tax	$12,784	$16,672	$16,769
State and local income tax	2,436	1,464	6,268
Foreign income tax	2,329	400	3,195
Income tax expense	$17,549	$18,536	$26,232

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Domestic income (loss) before income taxes	$(1,518,108)	$2,195,174	$6,233,758
Foreign income (loss) before income taxes	2,695	(1,086)	3,206
Total income (loss) before income taxes	$(1,515,413)	$2,194,088	$6,236,964
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2015	2014	2013
Income tax expense at federal statutory rate	35.00%	35.00%	35.00%
Income passed through	(35.91)	(34.15)	(34.69)
State and local taxes, net of federal benefit	(0.17)	0.05	0.09
Foreign taxes	(0.09)	0.04	0.03
Other, net	0.01	(0.10)	(0.01)
Total effective rate	(1.16)%	0.84%	0.42%

The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2015	2014	2013
Deferred tax assets:
Investment in partnerships	$414,142	$351,962	$277,039
Equity-based compensation expense	3,773	5,514	3,695
Other, net	9,675	3,071	1,822
Total deferred tax assets	427,590	360,547	282,556
Total deferred tax liabilities	1,792	3,183	3,671
Net deferred tax assets before valuation allowance	425,798	357,364	278,885
Valuation allowance	—	—	—
Net deferred tax assets	$425,798	$357,364	$278,885
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2015, all deferred tax assets were more likely than not to be realized in future periods.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2015, the total reserve balance including interest and penalties was $6.5 million.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits, January 1	$5,575	$10,390	$9,472
Additions for tax positions related to the current year	1,156	1,492	1,633
Additions for tax positions related to prior years	109	—	1,029
Reductions for tax positions related to prior years	—	(1,373)	(806)
Settlements	—	(3,657)	—
Lapse in statute of limitations	(1,884)	(1,277)	(938)
Unrecognized tax benefits, December 31	$4,956	$5,575	$10,390
If the above tax benefits as of December 31, 2015 were to be recognized in 2015, the $5.0 million would impact the annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of both December 31, 2015 and 2014, the amount of interest and penalties accrued was $1.5 million.  There was no net change in the amount of interest and penalties accrued from December 31, 2014 to December 31, 2015 because the $0.9 million accrual of interest and penalties in 2015 was fully offset by a $0.9 million benefit from the reversal of prior-year accruals upon the lapse in the statute of limitations. The Company recognized a net benefit of $2.9 million in 2014 and a net expense of $0.5 million in 2013.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2011. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any current audit will have a material adverse effect on the Company’s consolidated financial statements.
Taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company believes that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $3.5 million of previously accrued Operating Group income taxes during the four quarters ending December 31, 2016. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
December 31, 2015
($ in thousands, except where noted)

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
Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments to OCGH unitholders under the tax receivable agreement, as of December 31, 2015, are estimated to aggregate $37.1 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $75.2 million over the period ending approximately in 2034 with respect to the initial public offering, $104.0 million over the period ending approximately in 2035 with respect to the May 2013 Offering, $78.1 million over the period ending approximately in 2036 with respect to the March 2014 Offering, and $62.5 million over the period ending approximately in 2037 with respect to the March 2015 Offering. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
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
Legal Actions
Periodically, the Company is a party to legal actions arising in the ordinary course of business. The Company is currently not subject to any pending actions that either individually or in the aggregate are expected to have a material impact on its consolidated financial statements.
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of December 31, 2015, 2014 and 2013, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,540,469, $1,915,107 and $2,211,979, respectively, for which related direct incentive income compensation expense was estimated to be $750,077, $930,572 and $994,879, respectively.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of December 31, 2015, the fair value of the contingent consideration liability was $28.5 million, based on a discount rate of 10%. In 2015 and 2014, the Company recognized expenses of $1.2 million and $1.7 million, respectively, associated with changes in the contingent consideration liability. The fair value of the contingent consideration liability is a Level III valuation and was valued using a discounted cash-flow analysis, based on a probability-weighted average estimate of achieving certain performance targets, including fundraising and revenue levels. The assumptions used in the discounted cash-flow analysis were based on a number of factors that require significant judgment. As a result, the ultimate amount of the contingent consideration liability may differ materially. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the consolidated statements of operations.
Commitments to Funds
As of December 31, 2015 and 2014, the Company, generally in its capacity as general partner, had undrawn capital commitments of $469.4 million and $256.0 million, respectively, including commitments to both non-consolidated and consolidated funds.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 16 other cities in the U.S., Asia and Europe, pursuant to current lease terms expiring through 2030. Occupancy costs, including non-lease expenses, were $19,305, $18,040 and $17,878 for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2016	$14,132
2017	8,006
2018	10,369
2019	10,509
2020	10,406
Thereafter	50,005
Total	$103,427
Investment Commitments of Consolidated Funds
The consolidated funds are parties to certain credit agreements that provide for the issuance of letters of credit and revolving loans, and may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit agreements is equal to the amount by which the contractual loan commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of December 31, 2015 and 2014, the consolidated funds had aggregate potential credit and investment commitments of $1,274.8 million and $1,585.8 million, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may guarantee the repayment obligations of certain investee companies. The aggregate amounts guaranteed were not material to the consolidated financial statements as of December 31, 2015 and 2014.
The majority of the Company’s consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. Certain consolidated funds within the Distressed Debt, Control Investing and Real Estate strategies provide financial support to portfolio companies in accordance with the investment objectives of the consolidated funds. Distressed Debt funds typically invest primarily in the securities of entities that are undergoing, are considered likely to undergo, or have undergone reorganizations under applicable bankruptcy law, or other extraordinary transactions such as debt restructurings, reorganizations and liquidations outside of bankruptcy. Control Investing funds typically seek to obtain control or significant influence primarily in middle-market companies through the purchase of debt at a discount (also known as “distress-for-control”), structured or hybrid investments (such as convertible debt or debt with warrants), or direct equity investments that typically involve situations with an element of distress or dislocation. Real Estate funds generally focus on distressed or similar opportunities primarily in real estate, real estate debt and restructurings, which typically involve value investments, rescue capital and distress-for-control investments. This financial support may be provided pursuant to contractual agreements, typically in the form of follow-on investments, guarantees or financing commitments. Most of the financial support is provided as an inherent part of the ongoing investment operations of the consolidated funds within these strategies and is considered to be provided at the discretion of the Company in its capacity as general partner and investment manager. For the year ended December 31, 2015, the consolidated funds provided financial support to portfolio companies totaling $402.7 million and $5.4 billion, respectively, pursuant to contractual agreements and at the discretion of the consolidated funds. The majority of this financial support consisted of the funds’ purchases of investment securities and companies.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

14. EMPLOYEE BENEFITS
Oaktree provides certain employee benefits, including a voluntary 401(k) savings plan for which the Company makes an annual profit sharing contribution equal to up to 4.5% of total compensation for employees below certain compensation levels and up to 13.2% of total compensation, subject to prescribed limits, for employees meeting certain eligibility requirements. For the years ended December 31, 2015, 2014 and 2013, the Company incurred expenses of $9.1 million, $7.8 million and $6.0 million, respectively, in connection with the plan. Oaktree also has a discretionary annual bonus program for all employees, which is based, in part, on adjusted net income.
15. RELATED PARTY TRANSACTIONS
The Company considers its senior executives, employees and non-consolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $160,952 and $159,264 as of December 31, 2015 and 2014, respectively, based on a discount rate of 10.0%.

	As of December 31,
	2015	2014
Due from affiliates:
Loans	$29,718	$39,452
Amounts due from non-consolidated funds	777	2,525
Payments made on behalf of non-consolidated entities	3,788	3,221
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,616	1,683
Total due from affiliates	$35,899	$46,881
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 12)	$356,851	$308,475
Amounts due to senior executives, certain non-controlling interest holders and employees	—	739
Total due to affiliates	$356,851	$309,214
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, bear interest at the Company’s cost of debt and generated interest income of $2,144, $1,440 and $1,629 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
December 31, 2015
($ in thousands, except where noted)

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
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2015 and 2014, there was approximately $71.3 million and $100.1 million, respectively, of such potentially restricted amounts.
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
In the fourth quarter of 2015, the Company made certain changes to the calculation methodology of adjusted net income. These changes were made to keep the Company’s segment reporting consistent with the data that its chief operating decision maker uses to manage the business. One change involves third-party placement costs associated with the marketing of closed-end funds, which now are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream. Previously, these placement costs were expensed as incurred, which mirrors their treatment under GAAP and remains the case for any such costs associated with open-end and evergreen funds. Prior-period placement costs associated with closed-end funds were deemed to be immaterial and thus adjusted net income has not been recast for this change. The other changes involve two areas related to foreign currency: gains and losses stemming from our hedging activities, and income or expense from foreign-currency transactions. Previously, all of these income statement effects, whether realized or unrealized, were included in the particular period’s general and administrative expense. This treatment remains the case for GAAP presentation. However, for adjusted net income, realized gains and losses from the Company’s foreign-currency hedging activities now are included in the same revenue or expense line item as the underlying exposure that was hedged. Unrealized gains and losses from such hedging activities are deferred until realized. Foreign-currency transaction gains and losses are included in other income (expense), net. Fiscal years 2015 and 2014 have been recast to retroactively reflect these changes related to foreign currency.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

The impact on 2013 from the foreign currency changes was deemed to be immaterial and thus adjusted net income has not been recast for these changes.
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Beginning with the fourth quarter of 2015, the definition of ANI was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging for fiscal years 2015 and 2014. The impact on 2013 from the foreign currency changes was deemed to be immaterial and thus ANI has not been recast for these changes. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. ANI is calculated at the Operating Group level.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

ANI (1) was as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues:
Management fees	$753,805	$762,823	$749,901
Incentive income	263,806	491,402	1,030,195
Investment income	48,253	117,662	258,654
Total revenues	1,065,864	1,371,887	2,038,750
Expenses:
Compensation and benefits	(404,442)	(379,360)	(365,306)
Equity-based compensation	(37,978)	(19,705)	(3,828)
Incentive income compensation	(141,822)	(231,871)	(436,217)
General and administrative	(120,783)	(127,954)	(117,361)
Depreciation and amortization	(10,018)	(7,249)	(7,119)
Total expenses	(715,043)	(766,139)	(929,831)
Adjusted net income before interest and other income (expense)	350,821	605,748	1,108,919
Interest expense, net of interest income (2)	(35,032)	(30,190)	(28,621)
Other income (expense), net	(3,927)	(2,431)	409
Adjusted net income	$311,862	$573,127	$1,080,707

(1)
Beginning with the fourth quarter of 2015, the definition of adjusted net income was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) unrealized gains and losses resulting from foreign-currency hedging activities, which under GAAP are recognized as general and administrative expense in the current period, but for adjusted net income are deferred until realized at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging for fiscal years 2015 and 2014. The impact on 2013 from the foreign currency changes was deemed to be immaterial and thus ANI has not been recast for these changes. Placement costs associated with closed-end funds amounted to $4.4 million, $25,000 and $1.8 million for the first three quarters of 2015, full-year 2014 and full-year 2013, respectively.

(2)	Interest income was $5.1 million, $3.6 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Oaktree Capital Group, LLC	$71,349	$126,283	$221,998
Incentive income (1)	(19,002)	28,813	(64,460)
Incentive income compensation (1)	19,009	(10,677)	46,334
Equity-based compensation (2)	16,403	21,690	24,613
Placement costs (3)	3,619	—	—
Foreign-currency hedging (4)	2,619	(2,003)	—
Acquisition-related items (5)	5,251	2,442	—
Income taxes (6)	17,549	18,536	26,232
Non-Operating Group expenses (7)	2,097	1,645	1,195
Non-controlling interests (7)	192,968	386,398	824,795
Adjusted net income	$311,862	$573,127	$1,080,707

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG.

(2)
This adjustment adds back the effect of (a) equity-based compensation expense related to unit grants made before the Company’s initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect the Company’s financial position, and (b) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting.

(3)
This adjustment adds back the effect of timing differences with respect to the recognition of third-party placement costs associated with closed-end funds between adjusted net income and net income attributable to OCG.

(4)
This adjustment adds back the effect of timing differences associated with the recognition of unrealized gains and losses related to foreign-currency hedging between adjusted net income and net income attributable to OCG.

(5)	This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability.

(6)	Because adjusted net income is a pre-tax measure, this adjustment adds back the effect of income tax expense.

(7)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the consolidated financial statements:

	As of or for the Year Ended December 31, 2015
	Segment	Adjustments	Consolidated
Management fees (1)	$753,805	$(558,497)	$195,308
Incentive income (1)	263,806	(257,209)	6,597
Investment income (1)	48,253	3,705	51,958
Total expenses (2)	(715,043)	(225,865)	(940,908)
Interest expense, net (3)	(35,032)	(181,767)	(216,799)
Other income (expense), net (4)	(3,927)	23,933	20,006
Other income (loss) of consolidated funds (5)	—	(631,575)	(631,575)
Income taxes	—	(17,549)	(17,549)
Net loss attributable to non-controlling interests in consolidated funds	—	1,809,683	1,809,683
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(205,372)	(205,372)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$311,862	$(240,513)	$71,349
Corporate investments (6)	$1,434,109	$(1,220,121)	$213,988
Total assets (7)	$3,257,728	$48,553,370	$51,811,098

(1)
The adjustment represents the elimination of amounts earned from the consolidated funds and for management fees, the reclassification of $12,676 of net gains related to foreign-currency hedging activities to general and administrative expense.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $16,475 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $165,904, (c) expenses incurred by the Intermediate Holding Companies of $1,690, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $19,009, (e) acquisition-related items of $5,251, (f) adjustments of $23,552 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $72 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $3,619 related to third-party placement costs, (i) $9,676 of net gains related to foreign-currency hedging activities, and (j) other expenses of $113.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $23,552 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $381 of net losses related to foreign-currency hedging activities to general and administrative expense.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. The $1.4 billion of corporate investments included $1.3 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$762,823	$(570,768)	$192,055
Incentive income (1)	491,402	(489,563)	1,839
Investment income (1)	117,662	(83,967)	33,695
Total expenses (2)	(766,139)	(181,338)	(947,477)
Interest expense, net (3)	(30,190)	(99,752)	(129,942)
Other income (expense), net (4)	(2,431)	5,449	3,018
Other income of consolidated funds (5)	—	3,040,900	3,040,900
Income taxes	—	(18,536)	(18,536)
Net income attributable to non-controlling interests in consolidated funds	—	(1,649,890)	(1,649,890)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(399,379)	(399,379)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$573,127	$(446,844)	$126,283
Corporate investments (6)	$1,515,443	$(1,327,480)	$187,963
Total assets (7)	$3,267,799	$50,076,263	$53,344,062

(1)
The adjustment represents the elimination of amounts attributable to the consolidated funds and for management fees, the reclassification of $1,669 of net losses related to foreign-currency hedging activities to general and administrative expense.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $21,657 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $161,055, (c) expenses incurred by the Intermediate Holding Companies of $1,645 and (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $10,677, (e) acquisition-related items of $2,442, (f) adjustments of $8,319 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $33 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (g) $3,204 of net gains related to foreign-currency hedging activities, and (i) other expenses of $68.

(3) The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $8,319 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $2,870 of net gains related to foreign-currency hedging activities to general and administrative expense.

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2013
	Segment	Adjustments	Consolidated
Management fees (1)	$749,901	$(557,296)	$192,605
Incentive income (1)	1,030,195	(1,027,878)	2,317
Investment income (1)	258,654	(202,627)	56,027
Total expenses (2)	(929,831)	(177,231)	(1,107,062)
Interest expense, net (3)	(28,621)	(32,539)	(61,160)
Other income, net	409	—	409
Other income of consolidated funds (4)	—	7,153,828	7,153,828
Income taxes	—	(26,232)	(26,232)
Net income attributable to non-controlling interests in consolidated funds	—	(5,163,939)	(5,163,939)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(824,795)	(824,795)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$1,080,707	$(858,709)	$221,998
Corporate investments (5)	$1,197,173	$(1,027,246)	$169,927
Total assets (6)	$2,817,127	$42,446,127	$45,263,254

(1)	The adjustment represents the elimination of amounts attributable to the consolidated funds.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $24,613 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $105,089, (c) expenses incurred by the Intermediate Holding Companies of $1,195 and (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $46,334.

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

(5)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. The $1.2 billion of corporate investments included $1.1 billion of equity-method investments.

(6)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2015
($ in thousands, except where noted)

18. SUBSEQUENT EVENTS
On February 9, 2016, the Company declared a distribution attributable to the fourth quarter of 2015 of $0.47 per Class A unit, bringing aggregate distributions relating to fiscal year 2015 to $2.01. The distribution of $0.47 was paid on February 26, 2016 to Class A unitholders of record at the close of business on February 19, 2016.
19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$50,819	$51,487	$50,491	$49,108
Expenses	(235,974)	(245,929)	(190,518)	(268,487)
Other income (loss)	1,476,049	(116,711)	(1,624,651)	(511,097)
Income (loss) before income taxes	$1,290,894	$(311,153)	$(1,764,678)	$(730,476)
Net income (loss)	$1,283,019	$(316,638)	$(1,766,571)	$(732,772)
Net income attributable to Oaktree Capital Group, LLC	$38,253	$19,814	$1,887	$11,395
Net income per unit (basic and diluted):
Net income per Class A unit	$0.85	$0.41	$0.04	$0.21
Distributions declared per Class A unit	$0.56	$0.64	$0.50	$0.40

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$40,431	$51,560	$54,243	$47,660
Expenses	(258,319)	(215,385)	(252,401)	(221,372)
Other income (loss)	1,766,058	1,476,829	(375,461)	80,245
Income (loss) before income taxes	$1,548,170	$1,313,004	$(573,619)	$(93,467)
Net income (loss)	$1,540,184	$1,307,243	$(578,960)	$(92,915)
Net income attributable to Oaktree Capital Group, LLC	$51,794	$31,186	$18,913	$24,390
Net income per unit (basic and diluted):
Net income per Class A unit	$1.30	$0.72	$0.43	$0.56
Distributions declared per Class A unit	$1.00	$0.98	$0.55	$0.62

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2015 was effective.
Attestation Report of the Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our financial statements included in this annual report and has issued its attestation report on our internal control over financial reporting as of December 31, 2015, which is included in “Financial Statements and Supplementary Data.”

Item 9B. Other Information
None.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of February 26, 2016:

Name	Age	Position
Howard S. Marks	69	Director and Co-Chairman

Bruce A. Karsh	60	Director, Co-Chairman and Chief Investment Officer

Jay S. Wintrob	58	Director and Chief Executive Officer

John B. Frank	59	Director and Vice Chairman

David M. Kirchheimer	59	Director, Chief Financial Officer and Principal

Susan Gentile	49	Chief Accounting Officer and Managing Director

Stephen A. Kaplan	57	Director and Principal

Sheldon M. Stone	63	Director and Principal

Robert E. Denham	70	Director

Larry W. Keele	58	Director

D. Richard Masson	57	Director

Wayne G. Pierson	65	Director

Marna C. Whittington	68	Director

Todd E. Molz	44	General Counsel, Chief Administrative Officer and Secretary
Howard S. Marks is our Co-Chairman and a co-founder and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder. Mr. Marks is a member of the Investment Committees of the Metropolitan Museum of Art and the Edmond J. Safra Foundation; a Trustee of the Metropolitan Museum; Chairman of the Board of Trustees of the Royal Drawing School; and an Emeritus Trustee of the University of Pennsylvania (where from 2000 to 2010 he chaired the Investment Board). With over 40 years of investment experience, Mr. Marks’s extensive expertise in our industry, his perceptive market insights and his importance to our client development bring considerable value to our board of directors and our overall business.
Bruce A. Karsh is our Co-Chairman and one of the firm’s co-founders and has been a director since May 2007. He also is chief investment officer and serves as portfolio manager for Oaktree’s Distressed Opportunities and Value Opportunities strategies. Prior to co-founding Oaktree, Mr. Karsh was a Managing Director of TCW

Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. Before working at O’Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and presently Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in Economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh is Chairman of the Board of Tribune Media Company and serves on the boards of a number of privately held companies. He is a member of the investment committee of the Broad Foundations. Mr. Karsh is Trustee Emeritus of Duke University, having served as Trustee from 2003 to 2015, and as Chairman of the Board of DUMAC, LLC, the entity that managed Duke’s endowment, from 2005 to 2015. He previously served on the boards of Charter Communications, Inc.; Furniture Brands International; KinderCare Learning Centers, Inc.; and Littelfuse Inc. Mr. Karsh is highly respected as one of the leading portfolio managers in the area of distressed debt investing, one of our flagship investment strategies. Additionally, Mr. Karsh’s extensive leadership and management skills and his current and past service on boards of other public companies add significant value to our board of directors and our overall business.
Jay S. Wintrob is our Chief Executive Officer and has served as a member of the Board of Directors since September 2011. Prior to joining the firm as Chief Executive Officer, he was President and Chief Executive Officer of AIG Life and Retirement, the U.S.-based life and retirement services segment of American International Group, Inc., from 2009 to 2014. Following AIG’s acquisition of SunAmerica in 1998, Mr. Wintrob was Vice Chairman and Chief Operating Officer of AIG Retirement Services, Inc. from 1998 to 2001, and President of Chief Executive Officer from 2001 to 2009. Mr. Wintrob began his career in the financial services in 1987 as Assistant to the Chairman of SunAmerica Inc., and then went on to serve in several other executive positions, including President of SunAmerica Investments, Inc. overseeing the company’s invested asset portfolio. Prior to joining SunAmerica, Mr. Wintrob was with the law firm of O’Melveny & Myers. He received his B.A. and J.D. from the University of California, Berkeley. Mr. Wintrob is a board member of several non-profit organizations, including The Broad Foundations, The J. Paul Getty Trust and the Skirball Cultural Center. Mr. Wintrob’s investment and finance expertise and his service as chief executive officer of one of the largest life insurance and retirement services organizations in the United States add value to our board of directors and to our business.
John B. Frank is our Vice Chairman and works closely with Messrs. Marks, Karsh and Wintrob in managing the firm.  He has been a director since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years.  Prior thereto, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP.  While at that firm, he acted as principal lawyer in a number of notable merger and acquisition transactions; as primary outside counsel to a number of public and privately held corporations; and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in History from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is a trustee of Wesleyan University, Polytechnic School, Good Samaritan Hospital of Los Angeles and the XPRIZE Foundation.  Mr. Frank brings a deep knowledge of our business to our board of directors, as well as many years of experience as a corporate lawyer. Mr. Frank has broad responsibility for our business and his service on our board of directors helps ensure both that our board is well informed about our operations and that the board’s priorities are implemented.
David M. Kirchheimer has been our Chief Financial Officer since our founding, a Principal since 2002 and a director since May 2007. Prior to joining Oaktree in 1995, Mr. Kirchheimer was a Vice President and the Chief Administrative Officer of Ticketmaster Corporation, a leading ticket processing and distribution company. Previously, he was Executive Vice President and Chief Financial Officer of Republic Pictures Corporation, a publicly held entertainment company. From 1979 to 1986, Mr. Kirchheimer was with Price Waterhouse in Los Angeles, most recently serving as a Senior Audit Manager. Mr. Kirchheimer graduated Phi Beta Kappa and summa cum laude with a B.A. degree in Economics from Colorado College and an M.B.A. in Accounting and Finance from the Booth School of Business of the University of Chicago. He is a Certified Public Accountant (inactive). Mr. Kirchheimer serves on the Board of Trustees of Huntington Memorial Hospital. As our Chief Financial Officer, Mr. Kirchheimer has thorough knowledge of the day-to-day operations of our business. Additionally, his extensive experience in financial reporting, accounting and controls adds a valuable resource to our board of directors.

Susan Gentile is our Chief Accounting Officer and a Managing Director. Ms. Gentile joined Oaktree from the Clorox Company, where she was most recently Controller and Chief Accounting Officer.  Additionally, she has held accounting, internal controls and financial reporting roles for Levi Strauss & Co.; Motorola, Inc.; and Next Level Communications, Inc.  Ms. Gentile began her career in the audit and assurance practice at Deloitte & Touche LLP.  She received her B.S. and B.A. degrees in finance from Boston University, School of Management.  Ms. Gentile is a Certified Public Accountant.
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
Larry W. Keele has been a director since May 2007. Prior to his retirement in 2015, Mr. Keele was a co-founder and Principal of Oaktree, where for over 20 years, he served as a portfolio manager and head of the

Convertible Securities group. From 1986 to 1995, Mr. Keele managed Trust Company of the West’s Convertible Value portfolios. Prior to joining TCW, Mr. Keele organized and managed the NationsBank Equity Income Fund, a commingled fund specializing in convertible securities and high yielding equities. He also served as a Security Analyst and Institutional Portfolio Manager. Mr. Keele holds a B.B.A. degree in Finance from Tennessee Technological University and an M.B.A. in Finance from the University of South Carolina. He is a CFA charterholder. Mr. Keele’s investment and finance expertise and his familiarity with our company add value to our board of directors and to our business. Mr. Keele has extensive experience in that asset class. As one of our co-founders, he is also closely familiar with our business. His investment background and insights to the convertible markets bring value to our board of directors and our business.
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
Wayne G. Pierson has been a director since November 2007. Mr. Pierson currently serves as President of Acorn Investors, LLC, an investor in OCGH which is comprised of six longstanding Oaktree clients who became institutional investors in Oaktree in February, 2004. Mr. Pierson recently retired from Meyer Memorial Trust (a member of Acorn Investors, LLC) after 32 years as the Chief Financial & Investment Officer. Prior to joining Meyer Memorial Trust, Mr. Pierson served as Treasurer of Gregory Affiliates from 1980 until 1982. From 1973 until 1980, he served as an audit supervisor with Ernst & Young. Mr. Pierson initiated and conducted a comprehensive investment survey for the Foundation Financial Officers Group, representing more than 160 foundations with assets totaling approximately $250 billion for over 20 years. He has served on a number of private equity fund advisory boards and as a trustee for several private trusts. In addition, he serves on the board of directors of M Fund, Inc. and is a principal with Clifford Capital Partners, LLC. Mr. Pierson received a B.S. in Business Administration cum laude from California State University, Northridge and is a Certified Public Accountant and CFA charterholder. Mr. Pierson’s investment and finance expertise and his familiarity with our company add value to our board of directors and to our business.
Marna C. Whittington, Ph.D., has been a director since June 2012. Ms. Whittington was the Chief Executive Officer of Allianz Global Investors Capital from 2001 until her retirement in January 2012. From 2002 to 2011, she was Chief Operating Officer of Allianz Global Investors, the parent company of Allianz Global Investors Capital. Prior to that, she was Managing Director and Chief Operating Officer of Morgan Stanley Investment Management. Ms. Whittington started in the investment management industry in 1992, joining Philadelphia-based Miller Anderson & Sherrerd. Previously, she was Executive Vice President and CFO of the University of Pennsylvania, and earlier, Secretary of Finance for the State of Delaware. Ms. Whittington currently serves as a director of Macy’s, Inc. and Phillips 66. She holds an M.S. degree and a Ph.D. from the University of Pittsburgh, both in Quantitative Methods, and a B.A. degree in Mathematics from the University of Delaware. Ms. Whittington’s investment and finance expertise and her familiarity with our company add value to our board of directors and to our business.
Todd E. Molz is our General Counsel and Chief Administrative Officer.  He oversees the Compliance, Internal Audit and Administration functions and all aspects of our legal activities, including fund formation, acquisitions and other special projects. Prior to joining the firm in 2006, Mr. Molz was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where his practice focused on tax and structuring aspects of complex and novel business transactions.  Prior to joining Munger Tolles, Mr. Molz served as a law clerk to the Honorable Alfred T. Goodwin of the United States Court of Appeals for the Ninth Circuit. Mr. Molz received a B.A. degree in Political Science cum laude from Middlebury College and a J.D. degree with honors from the University of Chicago.  While at Chicago, Mr. Molz served on the Law Review, received the John M. Olin Student Fellowship and was a member of the Order of the Coif. Mr. Molz serves on the Board of Trustees of the Children’s Hospital of Los Angeles.
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
Audit Committee
The purpose of the audit committee is to assist our board of directors in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the performance of our internal audit function and our independent registered public accounting firm’s qualifications, independence and performance. Our audit committee is comprised of Messrs. Masson and Pierson and Ms. Whittington. Our board of directors has determined that Messrs. Masson and Pierson and Ms. Whittington meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules. In addition, our board of directors has determined that each of Messrs. Masson and Pierson and Ms. Whittington is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has “accounting or related financial management expertise” under applicable NYSE rules. The audit committee has a charter that is available on our website at www.oaktreecapital.com under the “Unitholders – Investor Relations” section.

Executive Committee
Our board of directors has established an executive committee of the Company that acts, when necessary, in place of our full board of directors during intervals between meetings of our board of directors. This executive committee consists of Messrs. Marks, Karsh, Wintrob and Frank.
Code of Ethics
We have a Code of Ethics, which applies to our directors, executive officers and employees and is available on our website at www.oaktreecapital.com under the “Unitholders – Investor Relations” section. We intend to disclose any amendment to or waiver of the Code of Ethics on behalf of a director or executive officer either on our website or in a Current Report on Form 8-K filing.
Corporate Governance Guidelines
Our board of directors has a governance policy, which addresses matters such as the board of directors’ responsibilities and duties, the board of directors’ composition, policies and compensation and director independence, and is available on our website at www.oaktreecapital.com under the “Unitholders – Investor Relations” section.
Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have currently selected Mr. Pierson, one of our non-management directors, to lead these meetings for 2016. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2015, such persons complied with all such filing requirements.

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
The following individuals were our named executive officers (“NEOs”) for fiscal year 2015: (a) Bruce A. Karsh, our Chief Investment Officer and Co-Chairman; (b) Jay S. Wintrob, our Chief Executive Officer and principal executive officer; (c) David M. Kirchheimer, our Chief Financial Officer; (d) Caleb S. Kramer, who manages our European Principal Investments strategy; and (e) Scott L. Graves, Head of Credit Strategies.
Compensation Elements for Named Executive Officers
Our NEOs are compensated primarily or exclusively through a combination of equity grants and profit and fee sharing. We have generally designed our NEOs’ compensation as long-term arrangements that are structured to align our NEOs’ interests with the interests of our company and our clients, motivate and reward long-term performance, and reduce the need for recurring and potentially distracting compensation negotiations.
Mr. Wintrob’s compensation has the same general structure as for the other NEOs in that its principal component elements are an equity grant and a profit sharing arrangement. However, Mr. Wintrob’s equity grant, called an equity value unit, or EVU, is a special form of partnership interest in OCGH, called a profits interest, that is currently only held by him. Its features are different from the OCGH units held by other members of management in that it is not exchangeable for Oaktree Class A units and has value only to the extent certain distributions plus the value of our Class A units on the relevant measurement dates exceed the applicable “Base Value,” which is (a) $61.00 for the performance period January 1, 2015 – December 31, 2019, (b) $65.00 for the performance period January 1, 2015 – December 31, 2020 and (c) $69.00 for the performance period January 1, 2015 – December 31, 2021. The EVUs are structured so that, at fixed future dates, their value is measured and recapitalized into OCGH units. The EVU structure serves as an incentive for Mr. Wintrob to create value in our Class A units and the level of cash distributions to OCGH units, in a tax efficient manner for Oaktree and Mr. Wintrob.
Mr. Wintrob’s profit sharing arrangement is structured similarly to those of Mr. Kirchheimer and John B. Frank, our Vice Chairman, although fees and allocations from certain pre-existing funds are not counted for purposes of Mr. Wintrob’s profit sharing amounts. When setting the percentage of Mr. Wintrob’s profit sharing level, the Company took into account the percentages at which Messrs. Frank and Kirchheimer are compensated and the subjective understanding of the market for CEO annual cash compensation by Mr. Karsh and Howard S. Marks, our Co-Chairman.
Determination of Executive Compensation
To the extent that an NEO’s compensation is modified, such decisions are based upon Messrs. Marks’s, Karsh’s and Wintrob’s subjective assessment of a multitude of factors, including the scope and complexity of the NEO’s responsibilities, the NEO’s individual performance, the alignment of interests between the NEO and our clients and unitholders, and the NEO’s historic and anticipated contributions to our business results and financial performance. In general, none of the factors we consider is assigned any particular weighting in determining the amount of compensation to award. We attached little weight to the mix of compensation in any particular year, as we focus on the long-term nature of our business and compensation arrangements.
With respect to 2015, our executive committee set the overall compensation pool based on a variety of factors, including the performance of the Company, group and individual contributions, compensation market trends, and other factors we considered relevant. The relevant department heads then apportioned the compensation pool among our professionals with input from and approval by Mr. Wintrob. Our process is intended to appropriately reward and incentivize our executives so as to secure their loyalty and motivate them to devote their best efforts to the interests of our clients and unitholders. Our process is not formulaic. Rather, we seek to take into account a range of largely subjective factors relating to the individual’s historic and projected contribution to the success of our business. The particular factors deemed most relevant to any particular compensation decision vary widely depending upon individual circumstance, but typically include consideration of the individual’s work ethic, expertise, judgment, reputation, seniority, willingness and ability to work as part of a team and overall effectiveness. None of these factors is assigned any particular weight in making any compensation decisions.
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
Our compensation structure enables our NEOs to receive remuneration via distributions on their indirect ownership of the Oaktree Operating Group and from various profit-sharing arrangements. Allowing our NEOs to participate in profit-sharing arrangements aligns their interests with those of our unitholders and clients. The indirect ownership of the Oaktree Operating Group by our NEOs results in distributions to our NEOs that are by design performance-based since all of the distributions are determined based on our profits and in respect of the officers’ allocated shares of the carried interest or incentive fees payable in respect of our investment funds. Equity grants under the 2011 Plan and the 2007 Plan (each as defined on pages 203 and 204, respectively) further align the interests of our NEOs with those of our unitholders.
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
A portion of the compensation earned by Mr. Kramer and all of the compensation earned by Mr. Karsh consists of carried interests that they received in respect of the funds for which they act as portfolio manager. In addition, a significant portion of the compensation earned by Mr. Kramer has consisted of his share of the management fees paid by the funds for which he serves as portfolio manager.
The compensation received by Mr. Graves in 2015 primarily related to his historic role as a senior investment professional in our Distressed Debt group prior to his transition into his current role as Head of Credit Strategies in early 2013. We generally compensate our senior investment professionals through a mix of a base salary, discretionary bonus, and carried interest for strategies from which we may earn incentive income. For Mr. Graves, the carried interest he received in 2015 was consistent with the amounts we paid other similarly situated senior investment professionals in the Distressed Debt group.
Indirect Ownership of the Oaktree Operating Group
All of our executive officers, including our NEOs, have significant indirect equity stakes in the Oaktree Operating Group through their holdings of OCGH units and Class A units or, in the case of Mr. Wintrob, EVUs which, if certain performance targets are met, will be recapitalized as OCGH units, which we believe provide a long-term incentive to improve the value of our business.
OCGH Units
OCGH units entitle our NEOs to a portion of the aggregate earnings of the Oaktree Operating Group, which allows our NEOs to realize appreciation in the value of our units by, subject to the approval of our board of directors, exchanging such units for Class A units which they can sell. For purposes of our financial statements, we treat distributions paid on the OCGH units as distributions on equity rather than as compensation, and therefore these payments are not reflected in the Summary Compensation Table below. As described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” subject to certain restrictions, each OCGH unitholder will have the right, subject to the approval of our board of directors, to exchange his or her OCGH units into Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing as determined by our board of directors pursuant to the terms of an exchange agreement. In addition, the general partner may at its sole discretion cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder.
Our NEOs will forfeit all their unvested OCGH units when they leave Oaktree for any reason unless the departure is due to death, disability, or, for certain awards, termination without cause, in which case all unvested units automatically vest in full, or if the forfeiture requirement is waived by us. All of our NEOs are subject to transfer restrictions in respect of their OCGH units by virtue of the fact that each of our NEOs must obtain board approval to exchange their OCGH units for Class A units, which may be sold, or the equivalent amount of cash as discussed above.
Grants of Units Under the 2011 Plan
Since the adoption of the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (our “2011 Plan”), all grants of equity-based awards to be made to our NEOs, whether of OCGH units, Class A units or EVUs, are being made pursuant to the terms and conditions of the 2011 Plan. For all equity-based incentive awards granted to our executive officers since our initial public offering, our principal executive officer recommended such grants to the board, subject to the input and advice of Messrs. Marks, Karsh and Frank. Our entire board serves as the committee under the 2011 Plan for purposes of making such grants. We intend to continue this practice with respect to all such grants in the future.
In assessing equity grants to our personnel, including our NEOs, we pay a portion of the bonus awards to our senior personnel in the form of Class A units, based on a formula that increases the portion paid in the form of equity as an individual’s total compensation increases. Such awards typically vest twenty-five percent annually over four years. For other awards of equity units, our principal executive officer subjectively assesses factors such as the scope and impact of the person’s role, his or her historic and anticipated future contribution to our long term success, the person’s historic compensation (including equity grants) and overall level of compensation relative to other personnel, and the vesting periods associated with the equity grants. Our principal executive officer does not weigh these factors in any particular way; rather, he uses his subjective judgment to determine the size of the equity grant.
Scott Graves received a grant of 6,911 OCGH units in February 2015 that vests over 4 years, with the first vesting date on March 1, 2016. These units were awarded in connection with the approach we adopted in 2013 of awarding a portion of our professionals’ bonuses above certain thresholds in the form of OCGH units or, commencing in 2016, Class A units. No other NEO received an OCGH unit grant in 2015.
EVU Grant to Mr. Wintrob
In connection with his appointment as our chief executive officer, Mr. Wintrob was awarded 2,000,000 EVUs under our 2011 Plan. Their value is measured in three tranches at fixed future dates, at which time they are recapitalized as fully vested OCGH units, like those held by the other NEOs.
The determination of how many OCGH units Mr. Wintrob will receive when the EVUs are recapitalized will generally be made in three tranches after December 31, 2019, December 31, 2020 and December 31, 2021. The recapitalizations could occur earlier, in the event of Mr. Wintrob’s termination due to death or disability, or upon certain other acceleration events, which are discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2015 Year End.” Except for certain distributions described below, Mr. Wintrob will not realize any value from the EVUs unless and until such recapitalizations occur.
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

Distributions on EVUs. Commencing in 2016, Mr. Wintrob will also be eligible to receive cash distributions in respect of the EVUs. He did not receive any cash distributions in 2015. The cash distributions are designed to deliver to Mr. Wintrob the same cash distributions he would receive if he held a certain number of OCGH units (“reference OCGH units”), other than distributions attributable to net incentive income for certain investment funds listed in Mr. Wintrob’s employment agreement. These distributions are designed to align his interests with those of holders of OCGH units and Class A units and also to incentivize him to achieve certain performance targets in order to receive the distributions.

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
The annual hurdles selected serve as an ongoing assessment of the Company’s performance and are intended to motivate and reward Mr. Wintrob for directing and managing the Company in a way that enables it to exceed the targeted performance – by reference to two measures, Class A unit price and certain cash distributions – over the relevant time period. Whether these targets will be achieved depends on a number of factors, many of which are not predictable at this time, but our assessment is that they are ambitious but achievable. At this time, we do not anticipate that the performance target for 2015 will be achieved.

We believe the EVUs are well designed to align Mr. Wintrob’s compensation with the total return achieved by the Company’s unitholders because the number of OCGH units Mr. Wintrob will ultimately receive upon the recapitalization of the EVUs into OCGH units at the end of the relevant performance period is a function of the amount by which the volume-weighted average price of a Class A unit and the applicable distributions described above exceed the applicable Base Value of $61.00, $65.00 and $69.00 for the performance period in question. Similarly, his level of participation in distributions during any given performance period will be based on the extent to which the volume-weighted average price of a Class A unit and the applicable distributions exceed a pre-set hurdle for each of the relevant performance periods.
As of December 31, 2015, the number of OCGH units that Mr. Wintrob would receive upon the recapitalization of the EVUs into OCGH units would have been determined based only on the volume-weighted average price of a Class A unit and the distributions described above over the $61.00 Base Value through December 31, 2019. We determined that it was appropriate to extend Mr. Wintrob’s EVU performance period, and the period during which Mr. Wintrob’s potential payment of OCGH units remains at risk for two additional years to provide a longer term incentive structure, and we amended Mr. Wintrob’s EVU grant agreement accordingly on February 24, 2015.
As of December 31, 2015, our NEOs beneficially owned the following number of OCGH units, EVUs, and Class A units:

Name	Number of OCGH Units (1)	Number of EVUs	Number of Class A Units	Total Number of Units	Percentage of Beneficial Ownership of Oaktree Operating Group
Bruce A. Karsh	17,765,767	—	101,826	17,867,593	11.61%
Jay S. Wintrob	—	2,000,000	6,191	2,006,191	*
David M. Kirchheimer	1,407,097	—	100,136	1,507,233	*
Caleb S. Kramer	930,819	—	100,079	1,030,898	*
Scott L. Graves	1,267,438	—	100,072	1,367,510	*

*	Less than 1%

(1)
Following the May 2007 Restructuring, the OCGH unitholders’ interests in OCGH continued to take into account any disproportionate sharing in historical incentive income in accordance with the terms of the OCGH limited partnership agreement that were in effect prior to the May 2007 Restructuring. As a result, distributions to the OCGH unitholders by OCGH that are attributable to historical incentive income are not made pro rata in proportion to the OCGH unitholders’ interest in OCGH units but instead will be adjusted to account for the disproportionate sharing of historical incentive income. The figures included in this table do not reflect an NEO’s rights to historical incentive income, if applicable.

Components of Other Compensation
As described above, our NEOs’ compensation arrangements are designed as long-term arrangements that are structured to align our NEOs’ interests with the interests of our unitholders and our clients, motivate and reward long-term performance and reduce the need for recurring and potentially distracting compensation negotiations. Generally speaking, we pay our NEOs a certain percentage of different revenues or profits, focused more on our overall profitability in the case of Messrs. Wintrob and Kirchheimer, and more on particular strategies we manage in the case of Messrs. Karsh, Kramer and Graves. However, our NEOs’ equity ownership (including Mr. Wintrob’s ownership of EVUs) represents a very substantial portion of each NEO’s participation in the economics of our business. Several years ago, Messrs. Marks and Karsh set the percentages of profit sharing, incentive income and management fee income for many of our senior executives. When doing so, they considered a variety of factors, including the projected amount of profit sharing, incentive income and management fee income each NEO would receive relative to the other applicable compensation components.
Profit Sharing Arrangements
Mr. Kirchheimer is entitled to receive a quarterly profit-sharing payment based on the annual GAAP net income of the Oaktree Operating Group with adjustments (a) eliminating the compensation expense relating to equity granted on or before the 2007 Private Offering, (b) representing a 50% reduction to the compensation expense relating to all other equity grants and (c) for certain other minor items. For 2015, such adjusted net income amount was approximately $330 million. Profit-sharing payments made in respect of a particular year are subject to a true-up or true-down after the close of that year to reflect actual profits for the year. This profit-sharing arrangement will terminate upon the termination of the employment of Mr. Kirchheimer for any reason.
When Mr. Kirchheimer became a Principal of our business in 2002, no Principal had ever received a fixed salary and bonus, and Messrs. Marks and Karsh determined that annual discussion of bonuses would be contrary to the status of Mr. Kirchheimer as a Principal. Instead, they determined an appropriate profit-sharing percentage for Mr. Kirchheimer based in part on the compensation he would have received had he remained an employee compensated at the most senior level, taking into account that this profit-sharing arrangement was 100% at risk and tied his compensation directly to the overall profitability of our business. Accordingly, Mr. Kirchheimer’s profit-sharing arrangement commenced in 2003, when it was determined that compensating him by reference to our profits would be preferable to continuing to afford him salary and bonus or granting him equity sufficient to generate a comparable cash flow. His profit-sharing percentage was increased in 2009 to reflect the growth in his responsibilities since 2003. Given the responsibilities of Mr. Kirchheimer, we think the profit-sharing arrangement appropriately motivates him by tying his compensation to the success of our overall business. The amounts paid to Mr. Kirchheimer as annual profits participation interests are set forth under “All Other Compensation” in the Summary Compensation Table below.
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of certain of Oaktree’s operating profit and income. Specifically, Mr. Wintrob’s share of profit and income excludes net incentive income on closed-end funds and certain other funds raised before Mr. Wintrob’s employment. The fixed percentage is 1.5% in each of 2015–2019, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. Payments will be made in a combination of cash and OCGH units, but at least the first $3,000,000 in each year will be paid in cash. The OCGH units will vest annually over four years. In setting the level of Mr. Wintrob’s profit participation, including the annual floor, Messrs. Marks and Karsh took into account the sharing percentages of Messrs. Kirchheimer and Frank, their subjective understanding of the market for CEO compensation and what would be necessary to retain Mr. Wintrob. In addition, Messrs. Marks and Karsh thought it appropriate to pay a significant portion of Mr. Wintrob’s profit participation in the form of OCGH units that vest over time after grant to further align Mr. Wintrob’s interests with the Company’s unitholders.
Carried Interest or Incentive Income
As noted above, Messrs. Karsh, Kramer and Graves (like many of our investment professionals) have the right to receive a portion of the incentive income generated by our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools are the participation interests in these funds set aside for the general partners of the funds, which in turn grant a portion of such interests to our investment professionals. Each of Messrs. Karsh and Graves receives a share of the incentive income we receive with respect to certain of our Distressed Debt funds, and Mr. Kramer receives a share of the incentive income we receive from our Control Investing funds. We first awarded Mr. Karsh an interest relating to the incentive income of our Distressed Debt funds commencing with OCM Opportunities Fund VII and have awarded him an interest in each subsequent Distressed Debt fund. The distributions Mr. Karsh receives in respect of his percentage interest in the incentive income of each such Distressed Debt fund are reduced by an amount equal to his indirect pro rata interest in the aggregate amount of such distributions as a result of his limited partnership interest in OCGH. The carry pools (and Messrs. Karsh, Kramer and Graves’ participation therein) are referred to as our “Carry Plans.” Under the terms of our closed-end funds, we (and our employees who share in our carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in our funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and Messrs. Karsh, Kramer and Graves, and therefore benefits both those investors and our unitholders.
Participation in carried interest is a primary means of compensating and motivating many of our investment professionals. We believe such participation is one of the most effective ways to align the interests of our investment professionals with our clients and unitholders. Our principal executive officer, or Messrs. Marks and Karsh, as applicable, determine the amount of incentive income to grant in respect of a given fund based on our historical arrangements with the NEO and our estimation of the NEO’s current and projected role in the investment activities of the particular fund. In making these determinations, we consider a multitude of factors, including the NEO’s role in raising the particular fund, sourcing and evaluating potential investment opportunities for the fund, managing and monitoring existing investments within the fund, running the larger investment strategy and managing the investment and other professionals involved in the fund’s activities. None of these factors is assigned a particular weighting when determining the amount of carried interest to grant to a particular NEO.
We expect to continue to use participation in carried interest as a cornerstone of compensation for our investment professionals who manage closed-end funds. Grants of participation interests in incentive income for our closed-end funds are made in each specific fund and are subject to vesting, which typically runs over five years, with accelerated vesting for death, disability or termination without cause. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant and us. We believe that vesting of participation in incentive income motivates participants to remain in our employ over the long term. For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by Messrs. Karsh, Graves, and Kramer in respect of 2015 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
Asset-based Management Fees
While all of our NEOs share indirectly in our management fees through their ownership of OCGH and Class A units (or, in the case of Mr. Wintrob, when, as and if his EVUs are recapitalized as OCGH units, he will also share in our management fees through OCGH units), Mr. Kramer also historically received a direct share of the management fees paid by the Control Investing funds for which he serves as portfolio manager. During their investment periods, these funds pay a management fee based on a percentage of limited partners’ capital commitments. Thereafter, the management fee is based on the lesser of a percentage of the portion of limited partners’ capital contributions that has been invested and not returned to such limited partners and the cost basis of the assets remaining in the fund. The amount paid to Mr. Kramer as distributions of asset-based management fees is set forth under “All Other Compensation” in the Summary Compensation Table and is determined by reference to sharing percentages we negotiated with Mr. Kramer some years ago, taking into account Mr. Kramer’s roles in fundraising, sourcing and evaluating potential investment opportunities, managing and monitoring existing investments and managing the strategy and its investment and other professionals, with none of these factors having any particular weighting.
Starting in 2012, we began moving away from these formulaic revenue-based arrangements for our executive officers. We have transitioned away from formulaic compensation arrangements based on a fund’s assets under management because we believe that we can better tailor incentives, and thus align the interests of our investment professionals with our clients and, by extension, our unitholders, by setting compensation on a periodic basis. Under a formulaic compensation arrangement, factors outside an individual’s control, such as the environment in which a fund is raised, could result in an increase or decrease in an individual’s compensation. In addition, such arrangements reduce our ability to adjust compensation for other factors, such as fund performance or team management. In contrast, we now have the ability to periodically adjust the compensation of our investment professionals to account for each individual’s contribution to our various investment strategies and funds, the fund’s investment performance and the individual’s contributions to Oaktree’s business as a whole. As a result, we are in a better position to control our compensation expenses and to tailor our compensation packages to changing facts and circumstances, which we believe allows us to better align incentives between our investment professionals and our clients and unitholders. In 2015, we did not make fixed payments to any of our NEOs other than the salary paid to Mr. Graves and a fixed payment to Mr. Wintrob of $5,000,000 with respect to his profit sharing, which was paid 80% in cash and 20% to be paid in OCGH units in the first quarter of 2016.
Severance, Change in Control, and Similar Benefits
Other than Mr. Wintrob, each of our NEOs is either a founder of our company or has been promoted from within and has generally not received special severance or change in control benefits with their compensation arrangements. By contrast, Mr. Wintrob was hired from outside of Oaktree. His employment agreement and EVU award are the products of an arms’ length negotiation we undertook with Mr. Wintrob before he joined the Company. In order to encourage Mr. Wintrob to join our Company, it was necessary to provide him with the security provided by continuation of his profit sharing payment levels following certain terminations from employment as well as the EVU protections discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2015 Year End.” As described in that section, Mr. Wintrob’s EVUs will receive enhanced vesting credit upon certain terminations from employment, which credit is further enhanced if such termination occurs following a change in control of our business. Also, if we no longer employ Howard Marks or Bruce Karsh, if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), then Mr. Wintrob’s EVUs will become fully vested and recapitalized at the time of Mr. Marks’s or Mr. Karsh’s departure (as applicable), and Mr. Wintrob will receive a new EVU grant. Providing these profit sharing payment continuation and EVU protections was critical to reaching an agreement with Mr. Wintrob. We think these payments and benefits are appropriate and consistent with what might be included in a new chief executive officer’s compensation arrangements at a similarly situated company.
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

Summary Compensation Table for 2015
The following table provides summary information concerning the compensation of Jay S. Wintrob, our principal executive officer, David M. Kirchheimer, our chief financial officer and our three other most highly compensated employees who served as executive officers as of December 31, 2015, for services rendered to us during 2015.
The distributions our NEOs receive in respect of their indirect ownership of the Oaktree Operating Group are based on their respective holdings of OCGH and Class A units and are not reflected as cash compensation in the table below.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)(4)	Total ($)
Bruce A. Karsh, President and Chief Investment Officer	2015	$—	$—		$—	$—	$9,604,874	$9,604,874
	2014	$—	$—		$—	$—	$15,926,190	$15,926,190
	2013	$—	$—		$—	$—	$43,510,002	$43,510,002
Jay S. Wintrob, Chief Executive Officer	2015	$—	$—		$—	$—	$4,000,000	$4,000,000
	2014	$81,254	$991,636	(5)	$13,805,454	$—	$833,000	$15,711,344
David M. Kirchheimer, Chief Financial Officer	2015	$—	$—		$—	$—	$3,281,631	$3,281,631
	2014	$—	$—		$—	$—	$5,338,247	$5,338,247
	2013	$—	$—		$—	$—	$11,514,606	$11,514,606
Caleb S. Kramer, Managing Director	2015	$—	$—		$—	$—	$16,462,448	$16,462,448
	2014	$—	$—		$—	$—	$20,577,023	$20,577,023
	2013	$—	$—		$—	$—	$21,678,691	$21,678,691
Scott L Graves, Managing Director	2015	$130,000	$1,974,000		$308,231	$—	$7,558,569	$9,970,800
	2014	$130,000	$2,651,900	(5)	$11,315,293	$—	$14,003,920	$28,101,113
	2013	$130,000	$2,151,900		$—	$—	$44,745,507	$47,027,407

(1)
Other than the payment to Mr. Wintrob described in footnote (5) below, we do not make fixed payments to any of our NEOs, other than to Mr. Graves. Mr. Wintrob received cash remuneration of $81,254 for his services as an outside member of our Board of Directors prior to his employment with us on November 1, 2014.

(2)
The reference to “stock” in this table reflects 2,000,000 EVUs granted to Mr. Wintrob in 2014, as well as 1,791 Class A units awarded to Mr. Wintrob in January 2014 as remuneration for his service as an outside director before his employment with us began. The amounts in the Stock Awards column for Mr. Graves in 2015 include 6,911 OCGH units granted as a part of Mr. Graves’s bonus for service provided in 2014 and in 2014 reflects 250,000 OCGH units granted in recognition of the responsibilities he assumed in 2013 as our Head of Credit Strategies as well as 6,234 OCGH units granted as a part of Mr. Graves’s 2013 bonus, as discussed in our Compensation Discussion and Analysis above. The grant date fair value of the units received by our NEOs during each year is reflected in the “Stock Awards” column in the Summary Compensation Table because we must account for such units as compensation expense for financial statement reporting purposes. We recognize expense for financial statement reporting purposes in respect of the unvested units in OCGH received by our NEOs on the basis of the value of those units at the time of the grant pursuant to Financial Accounting Standards Board Accounting Codification (ASC) Topic 718 or “ASC Topic 718,” Accounting for Stock Compensation. Please see notes 2 and 11 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense.

(3)
Amounts included for 2015 reflect the total amount payable with respect to such NEO’s right to receive an allocation of the annual profits of the Oaktree Operating Group in respect of the year ended December 31, 2015 (please see “—Compensation Elements for Named Executive Officers—Profit Sharing Arrangements”).

(4)	Please see the “All Other Compensation Supplemental Table” below.

(5)
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

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Asset Based Management Fees (2)	Profits Participation (3)	Cost of Living Allowance (4)	Travel Allowance (5)	Total
Bruce A. Karsh	2015	$9,604,874	$—	$—	$—	$—	$9,604,874
	2014	$15,926,190	$—	$—	$—	$—	$15,926,190
	2013	$43,510,002	$—	$—	$—	$—	$43,510,002
Jay S. Wintrob	2015	$—	$—	$4,000,000	$—	$—	$4,000,000
	2014	$—	$—	$833,000	$—	$—	$833,000
David M. Kirchheimer	2015	$—	$—	$3,281,631	$—	$—	$3,281,631
	2014	$—	$—	$5,338,247	$—	$—	$5,338,247
	2013	$—	$—	$11,514,606	$—	$—	$11,514,606
Caleb S. Kramer	2015	$5,983,098	$10,064,473	$—	$325,000	$89,877	$16,462,448
	2014	$8,776,180	$11,430,228	$—	$325,000	$45,615	$20,577,023
	2013	$7,147,358	$14,166,390	$—	$325,000	$39,943	$21,678,691
Scott L. Graves	2015	$7,558,569	$—	$—	$—	$—	$7,558,569
	2014	$14,003,920	$—	$—	$—	$—	$14,003,920
	2013	$44,745,507	$—	$—	$—	$—	$44,745,507

(1)
Amounts included for 2015 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2015. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.

(2)	Amounts included for 2015 represent management fees earned on an accrual basis in a given year in respect of funds in which the NEO serves as a portfolio manager.

(3)
Amounts included for 2015 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest. The amount for Mr. Wintrob excludes $1,000,000 earned in profits participation for 2015 that will be paid to Mr. Wintrob in the form of a grant of OCGH units in the first quarter of 2016.

(4)	Amounts intended to compensate Mr. Kramer for the additional expenses incurred by being located in the United Kingdom.

(5)	Amounts needed to cover the actual cost of travel between the United States and the United Kingdom for Mr. Kramer and his family.
Non-competition, Non-solicitation and Confidentiality Restrictions
Pursuant to the terms of OCGH’s partnership agreement, our executive officers (including our NEOs) are subject to customary provisions regarding non-solicitation of our clients and employees, confidentiality, assignment of intellectual property and nondisparagement obligations. In addition, during the term of employment and for a period up to one year immediately following the resignation or termination of employment (other than a termination by us without cause), our executive officers may not, directly or indirectly:

•	engage in any business activity in which we operate, including any Competitive Business (as defined below);

•	render any services to any Competitive Business; or

•	acquire a financial interest in or become actively involved with any Competitive Business (other than as a passive investor holding a minimal percentage of the stock of a public company).
Under the terms of OCGH’s partnership agreement, during the term of employment and for the two-year period immediately following the resignation or termination of employment for any reason, our executive officers

(including Mr. Wintrob, as these restrictive covenants are reflected in Mr. Wintrob’s employment agreement), may not solicit our customers or clients for a Competitive Business, induce any employee to leave our employ or hire or otherwise enter into any business affiliation with any person who was our employee during the twelve-month period preceding such executive officer’s termination of employment.
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
Incentive Income
Participation in incentive income generated by our funds is typically subject to a five-year vesting schedule, under which a participating NEO’s interest will vest in increments of 22% on each of the first through fourth anniversaries of the closing date of the applicable fund, with the remaining 12% of the interest vesting on or after the fifth anniversary of such closing date, subject to certain limitations as set forth in the applicable governing documents. Under the terms of the applicable governing documents, NEOs are subject to various covenants addressing confidentiality, intellectual property, non-solicitation, non-competition and non-disparagement. Pursuant to the applicable fund agreements, a participating NEO’s incentive income interest is subject to clawback in the event that the general partner of the applicable fund is required to return any distributions (other than tax distributions) received in respect of such NEO’s interest in the applicable fund.
Grants of Plan-Based Awards in 2015
The following table provides information concerning the grant of equity-based awards made during the 2015 fiscal year. Other than the OCGH units granted to Mr. Graves, we did not grant any OCGH units or other equity awards to any of our NEOs in fiscal year 2015.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	Grant Date Fair Value of Stock Awards (2)
Scott L. Graves	2/17/2015	6,911	$308,231

(1)	The awards of OCGH units granted Mr. Graves vest in four equal installments, beginning on March 1, 2016 and thereafter on March 1 in each of the following three years.

(2)
The grant date fair value of the unit awards was determined in accordance with ASC Topic 718. See notes 2 and 11 to our consolidated financial statements for further information concerning the assumptions underlying such expense.

2011 Equity Incentive Plan
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
Awards. The Committee (as defined in the 2011 Plan) has the discretion to grant awards in respect of Oaktree Operating Group units, Class A units, OCGH units, any type of unit or interest of any member of the Oaktree Operating Group or any class or series of units or other ownership interests issued by us or one of our Affiliates (collectively, “Units”). The Committee may grant options, unit appreciation rights (“UARs”), restricted Unit awards, Unit bonus awards and/or phantom equity awards to eligible persons.
Number of Units Authorized. The 2011 Plan provides that the maximum number of Units that may be delivered pursuant to awards under the 2011 Plan is 22,300,000, as increased on January 1 of each year beginning in 2012 by a number of Units equal to the excess of (a) 15% of the number of outstanding Oaktree Operating Group units on December 31 of the immediately preceding year over (b) the number of Oaktree Operating Group units that have been issued or are issuable under the 2011 Plan as of such date, except that our board of directors may, in its discretion, increase the number of Units covered by the 2011 Plan by a lesser amount. As of February 23, 2016, 8,118,332 Units have been issued or are issuable under the 2011 Plan, and the Committee may issue 14,967,828 additional Units under the 2011 Plan.
2007 Equity Incentive Plan
Our board of directors and the general partner of OCGH adopted the 2007 Oaktree Capital Group, LLC Equity Incentive Plan (our “2007 Plan”) as part of the May 2007 Restructuring. No more awards are being granted under the 2007 Plan.
Units Subject to the 2007 Plan. As of February 23, 2016, 4,954,976 OCGH units have been issued under our 2007 Plan. As with the other OCGH units, pursuant to the exchange agreement and the terms of the OCGH partnership agreement, vested Award Units may be exchanged for, at the option of our board of directors, our Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, subject to approval of our board of directors.
Outstanding Equity at 2015 Year End
The following table provides information regarding outstanding unvested equity held by our NEOs as of December 31, 2015:

	Stock Awards (1)
Name	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	2,003,528	$12,808,356
David M. Kirchheimer	32,500	$1,240,720
Caleb S. Kramer	110,302	$4,210,889
Scott L. Graves	380,086	$14,510,163

(1)	The references to stock awards or units in this table refer to 2,000,000 EVUs and 3,528 Class A units in the case of Mr. Wintrob and otherwise refer to OCGH units.

(2)
The fair market value of $47.72 per Class A unit and $38.18 per OCGH unit is based on the closing price for our Class A units on December 31, 2015, less a discount applied to OCGH units as detailed in notes 2 and 11 to our consolidated financial statements. The fair value of $6.32 per EVU was determined as of December 31, 2015 using a Monte Carlo simulation model as detailed in note 11 to our consolidated financial statements.

Units Vested in 2015
The following table provides information regarding the number of outstanding equity units held by our NEOs that vested during the year ended December 31, 2015:

	Stock Awards (1)
Name	Number of Units Acquired on Vesting	Market Value of Units Vesting (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	1,328	$71,446
David M. Kirchheimer	10,000	$418,580
Caleb S. Kramer	43,500	$1,782,660
Scott L. Graves	112,559	$4,783,863

(1)	The references to Stock Awards or units in this table refer to Class A units in the case of Mr. Wintrob and otherwise refer to OCGH units.

(2)
The fair market value per unit is based on the trading price for our Class A units on applicable vesting dates of January 1, 2015, March 1, 2015 and November 11, 2015, respectively, less a discount applied to OCGH units as detailed in notes 2 and 11 to our consolidated financial statements.

Potential Payments Upon Termination of Employment or Change in Control at 2015 Year End
Except as otherwise reflected in Mr. Wintrob’s employment agreement, we do not have any formal severance or change of control plans or agreements in place for any of our NEOs. Except for Mr. Wintrob’s EVUs, none of the equity awards held by any of our executive officers at 2015 year end is subject to accelerated vesting in connection with a change in control or a termination of employment for any reason, except if termination is due to death, disability or, in certain cases discussed in detail below, termination without cause, in which case all unvested units automatically accelerate in full.
In all cases, none of Messrs. Karsh, Kramer and Graves is entitled to any additional vesting of their participation rights in the incentive income generated by our funds as a result of a change in control of us or any of our affiliates. The impact of a termination of employment on the incentive income participation rights held by each of Messrs. Karsh, Kramer and Graves is described below.
Incentive Income (Messrs. Karsh, Kramer and Graves)
Generally, upon the earliest to occur of a participating NEO’s death, “disability” (as defined in the applicable governing documents) termination without “cause” (as defined in the applicable governing documents) or resignation (each, a “termination event”), such NEO’s incentive income interest will be converted into the right to receive a residual percentage (which cannot exceed the NEO’s interest prior to such termination event) of the distributions the NEO otherwise would have received absent such termination event, as described below.
In the case of a termination event other than resignation, the residual percentage generally will equal the product of:

•	the participating NEO’s interest prior to such event; and

•	if the fund is in its investment period, a percentage equal to the applicable fund’s aggregate committed capital that had been contributed as of the date of the termination event.
If a participating NEO resigns, the residual percentage generally will equal the product of:

•	the participating NEO’s interest prior to such resignation;

•	the participating NEO’s vested percentage as of the resignation date (as discussed above under “—Carried Interest or Incentive Income”); and

•	if the fund is in its investment period, a percentage equal to the applicable fund’s aggregate committed capital that had been contributed as of the resignation date.
If a participating NEO resigns and engages in competitive activity within two years following his resignation, the NEO’s residual percentage will be reduced further (by as much as 50%). However, with respect to certain funds, Mr. Kramer may resign for “good reason” (as defined in the applicable governing documents) and his residual interest in these funds will not be subject to any further reduction.
In the event that a participating NEO is terminated for cause, he immediately forfeits all rights to further distributions of incentive income.
The following table sets forth the estimated value of the estimated incentive income distributions that would be made in respect of the NEO’s unvested incentive income interests under the Carry Plans, assuming those interests became fully vested on December 31, 2015 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2015 Year End,” have been determined assuming that each of the funds in respect of which the NEOs would have a right to incentive income had been liquidated on December 31, 2015 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2015. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the NEOs, had a termination of employment actually occurred on December 31, 2015. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$21,791,835
Jay S. Wintrob	$—
David M. Kirchheimer	$—
Caleb S. Kramer	$34,485,051
Scott L. Graves	$22,794,088
Impact of Termination Without Cause or for Good Reason on Profit Sharing Payments
If Mr. Wintrob’s employment is terminated by us without cause or by Mr. Wintrob for good reason (as defined in Mr. Wintrob’s employment agreement), Mr. Wintrob will be entitled to: (i) the profit sharing payments described above on page 198 through the fiscal quarter of termination, (ii) immediate vesting of all unvested OCGH Units delivered in respect of prior profit sharing payments, and (iii) payment of 25% of the aggregate profit sharing payments earned in respect of the four full fiscal quarters that preceded the termination quarter for up to eight quarters after the quarter of termination, depending on the timing and circumstances of the termination. If Mr. Wintrob’s employment had been terminated by us without cause or by him for good reason on December 31, 2015, we expect that we would have paid him an amount equal to $1,145,750 per quarter for each of the Company’s eight consecutive fiscal quarters beginning with the first quarter of 2016, for a total of $9,166,000. In addition, we would still make the cash replacement payments to Mr. Wintrob as described in footnote (5) of the Summary Compensation Table if Mr. Wintrob’s prior employer does not otherwise honor its continuing payment obligations to Mr. Wintrob. As we could not know as of December 31, 2015 whether or not Mr. Wintrob’s prior employer would honor its continuing payment obligations, we cannot quantify the contingent cash replacement payments that we may need to make in the future.
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

Impact of Termination Without Cause or for Good Reason on EVUs
Termination Other than During the One Year Period Following a Change in Control. If Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason, on December 31, 2015, Mr. Wintrob would be vested in a number of EVUs equal to the sum (not to exceed 2,000,000) of (A) the number of EVUs that have vested before the fiscal year in which his termination of employment occurs, plus, (B) the product of 400,000 EVUs multiplied by, a fraction, the numerator of which is the number of days in the fiscal year during which we employed Mr. Wintrob, and the denominator of which is 365, plus (C) 800,000 EVUs, so Mr. Wintrob would be vested in 1.2 million EVUs. The value attributable to the accelerated vesting of the EVUs is not currently calculable because these vested EVUs would be recapitalized as OCGH Units following December 31, 2019, December 31, 2020, and December 31, 2021 based on the excess of (A) the sum of (x) the volume-weighted average price of an Oaktree Class A unit over a period of 60 business days before and 60 business days after December 31, 2019, December 31, 2020, and December 31, 2021 and (y) the aggregate cash distributions made on a per-OCGH unit basis in respect of such periods, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement, over (B) $61.00, $65.00 and $69.00, as applicable (2) multiplying such excess by 1.2 million EVUs, and (3) dividing that amount by the volume-weighted average price described in this section.
Termination During the One Year Period Following a Change in Control. The EVU award agreement provides that if Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason, within one year following a change in control, 1,200,000 EVUs would vest if the termination occurs before 2016, 1,600,000 EVUs would vest if the termination occurs in 2016 and 2,000,000 EVUs would vest if a termination occurs in 2017, 2018 or 2019. If a change in control occurred on December 31, 2015 and Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason on such date, then Mr. Wintrob would be vested in 1,200,000 EVUs. The value attributable to the accelerated vesting of the EVUs is not currently calculable because the recapitalization and settlement of those EVUs would occur in the same manner as described in the preceding paragraph.
Voluntary Resignation Without Good Reason, Termination for Cause or Termination by Reason of Death or Disability
If Mr. Wintrob resigns without good reason, then Mr. Wintrob would not receive payment in respect of any EVUs, as none will have become vested and nonforfeitable by December 31, 2015. If Mr. Wintrob is terminated by us for cause, all of his EVUs, whether vested or unvested, will be immediately forfeited without consideration. If Mr. Wintrob were terminated by reason of death or disability on or after January 1, 2015, Mr. Wintrob would be entitled to pro rata vesting and recapitalization of his EVUs, all as described in his EVU award agreement.
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
Accelerated Vesting of OCGH Units and Class A Units Upon Termination of Employment
The following table sets forth the estimated value of the acceleration of all unvested OCGH units held by each NEO other than Mr. Wintrob, assuming a termination of employment due to death or disability on December 31, 2015. The table also includes the estimated value of the accelerated vesting of certain OCGH units granted after 2013 that are held by Mr. Graves, assuming a termination of his employment by us without cause. Other than on termination of employment by reason of death or disability, the vesting of outstanding OCGH unit awards does not accelerate upon termination of employment, except in the case of OCGH units granted to Mr. Wintrob in connection with his profit sharing payments and in the case of certain of Mr. Graves’s OCGH unit awards, each as described above.
Acceleration of Unvested OCGH Units and Class A Units

	OCGH Units or Class A Units (1)
Name	Number of Units of Stock Subject to Vesting Acceleration	Market Value of Accelerated Vesting of Units (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	3,528	$168,356
David M. Kirchheimer	32,500	$1,240,720
Caleb S. Kramer	110,302	$4,210,889
Scott L. Graves	380,086	$14,510,163

(1)	The references to stock awards or units in this table refer to Class A units in the case of Mr. Wintrob and otherwise refer to OCGH units.

(2)
The fair market value of $47.72 per Class A unit and $38.18 per OCGH unit is based on the closing price for our Class A units on December 31, 2015, less a discount applied to OCGH units as detailed in notes 2 and 11 to our consolidated financial statements.

Director Compensation Table for 2015
The following table sets forth the cash and equity compensation paid to our non-employee directors for the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Total
Robert E. Denham	$75,000	$110,664	$185,664
D. Richard Masson	$115,000	$110,664	$225,664
Wayne G. Pierson	$100,000	$110,664	$210,664
Marna C. Whittington	$100,000	$110,664	$210,664

(1)	Annual cash retainer and fees for supervision of audit-related activities.

(2)
On February 17, 2015, we granted 1,985 Class A units to each of Messrs. Denham, Masson and Pierson and Ms. Whittington, which will vest ratably over four years beginning on March 1, 2016, in consideration of their service as members of our board of directors in 2015. The number of outstanding and unvested Class A units held by Messrs. Denham, Masson, Pierson and Ms. Whittington as of December 31, 2015 was 6,013, 4,605, 1,985 and 5,173 units, respectively. We recognize expense for financial statement reporting purposes in respect of the unvested Class A units received by our directors on the basis of the value of those units at the time of the grant pursuant to ASC Topic 718,

Accounting for Stock Compensation. Please see notes 2 and 11 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense.
During 2015, we compensated our outside directors through an annual cash retainer of $75,000, and, for four of our outside directors, the grant of our Class A units. Directors who are also senior executives during any portion of 2015 do not receive any additional compensation for serving on our board of directors. Members of our audit committee receive an additional annual retainer of $25,000, and the chair of the audit committee receives an additional annual retainer of $15,000. All members of our board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The number of Class A units granted is that number of Class A units having a value equal to $100,000, determined based on the average closing price of the Class A units during the 20 trading days prior to January 1, 2015.
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
The applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned is based on 61,922,641 Class A units outstanding and 91,937,873 Class B units outstanding as of February 23, 2016. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder’s aggregate holdings of OCGH units and Class A units as a percentage of the 153,860,514 Oaktree Operating Group units outstanding as of February 23, 2016. This percentage represents the applicable unitholder’s aggregate economic interest in the Oaktree Operating Group. Although holders of OCGH units are entitled, subject to vesting requirements and transfer restrictions, to exchange their OCGH units for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, such exchanges require board approval and thus holders of OCGH units are not deemed to beneficially own the equivalent number of Class A units.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent
Howard S. Marks	101,826	*	—	(2)	—	17,683,600	11.5%
Bruce A. Karsh	101,826	*	—	(2)	—	17,765,767	11.5
Jay S. Wintrob	6,191	*	—		—	—	—
John B. Frank	100,185	*	—		—	2,110,397	1.4
David M. Kirchheimer	91,803	*	—		—	1,407,097	*
Caleb S. Kramer	91,746	*	—		—	930,819	*
Scott L. Graves	91,739	*	—		—	1,267,438	*
Stephen A. Kaplan	100,181	*	—		—	1,697,328	1.1
Sheldon M. Stone	101,009	*	—		—	9,900,223	6.4
Robert E. Denham	20,176	*	—		—	—	—
Larry W. Keele	91,989	*	—		—	2,901,695	1.9
D. Richard Masson	106,416	*	—		—	2,849,490	1.9
Wayne G. Pierson (3)	1,985	*	—		—	—	—
Marna C. Whittington	12,326	*	—		—	—	—
All executive officers and directors as a group (14 persons)	949,865	*	—		—	56,497,791	36.7
5% Unitholders
FMR LLC (4)	6,331,859	10.2%	—		—	—	—
Acorn Investors, LLC	100,000	*	—		—	7,703,250	5.0
Oaktree Capital Group Holdings, L.P.	13,000	*	91,937,873		100%	—	—

*	Represents less than 1%.

(1)
Subject to certain restrictions, each OCGH unitholder has the right, subject to the approval of our board of directors, to exchange his or her units following the expiration of any applicable lock-up period pursuant to the terms of an exchange agreement. Pursuant to the exchange agreement and the terms of the OCGH partnership agreement, the OCGH units will be exchanged for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and we will cancel a corresponding number of Class B units.

(2)
Excludes 13,000 Class A units and 91,937,873 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

(3)
Excludes 100,000 Class A units and 7,703,250 OCGH units held by Acorn Investors, LLC, which Mr. Pierson may be deemed to beneficially own. Mr. Pierson is the President of Acorn Investors, LLC and disclaims beneficial ownership of the Class A and OCGH units held by that entity.

(4)
Reflects Class A units beneficially owned as of December 31, 2015 by FMR LLC based on a Schedule 13G filed by FMR LLC on February 12, 2016. The Schedule 13G includes 6,331,859 Class A units beneficially owned by Abigail Johnson and Fidelity Management & Research Company (together with FMR LLC and Abigail Johnson, “Fidelity”), a wholly owned subsidiary of FMR LLC, in its capacity as investment adviser to various registered investment companies (the “Fidelity funds”). The Schedule 13G states that members of the Johnson family, including Abigail, through their ownership of FMR LLC voting common stock and the execution of a shareholders’ voting agreement, may be deemed a controlling group with respect to FMR LLC. The Schedule 13G also states that neither FMR LLC nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Fidelity funds’ boards of trustees pursuant to established guidelines. The address of Fidelity is 245 Summer Street, Boston, Massachusetts 02210.

Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,118,332	—	14,809,561
Equity compensation plans not approved by security holders	—	—	—
Total (3)	8,118,332	—	14,809,561

(1)	Reflects the aggregate number of OCGH units, Class A units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2015.

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

(3)
As of December 31, 2015, 4,954,976 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan. Please see note 11 to our consolidated financial statements included elsewhere in this annual report for additional information.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Exchange Agreement
Under the terms of the OCGH limited partnership agreement, its general partner may elect in its discretion to declare an open period during which an OCGH unitholder may exchange its OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. The general partner determines the number of units eligible for exchange within a given open period and, if the OCGH unitholders request to exchange a number of units in excess of the amount eligible for exchange, which units to exchange taking into account such factors as the general partner determines appropriate. In addition, the general partner may at its sole discretion cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder. Upon approval of our board of directors, OCGH units that are selected for exchange in accordance with the foregoing will be exchanged, at the option of our board of directors, into Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing pursuant to the terms of the exchange agreement. The exchange agreement generally provides that:

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
Tax Receivable Agreement
As described above, subject to certain restrictions, including the approval of our board of directors, each OCGH unitholder has the right to (or may be required to) exchange his or her OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. Our Intermediate Holding Companies will deliver, at the option of our board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in exchange for the applicable OCGH unitholder’s OCGH units pursuant to the exchange agreement. These exchanges, including our purchase of Oaktree Operating Group units in connection with the 2007 Private Offering and in connection with our initial public offering in April 2012 and follow-on offerings in May 2013, March 2014 and March 2015, resulted in, and are expected to result in, increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. These increases in tax basis have increased and will increase (for tax purposes) depreciation and amortization deductions and reduce gain on sales of assets, and therefore reduce the taxes of two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc.
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

If Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. does not have taxable income, they are not required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized. We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group, the payments that we may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that remaining payments under the tax receivable agreement (“TRA payments”) in connection with the 2007 Private Offering, our initial public offering in 2012 and our follow-on offerings in May 2013, March 2014 and March 2015 will aggregate to $37.1 million over the period ending approximately in 2029, $75.2 million over the period ending approximately in 2034, $104.0 million over the period ending approximately in 2035, $78.1 million over the period ending approximately in 2036 and $62.5 million over the period ending approximately in 2037, respectively. We have begun to make payments in respect of the 2007 Private Offering, our initial public offering, and our 2013 and 2014 follow-on offerings. During the year ended December 31, 2015, we made TRA payments in respect of the year ended December 31, 2014 of $3,429,323, $3,333,242, $1,662,933, $623,817, $297,335, $280,929, $210,108, $161,846, $141,382, $150,711 and $1,456,562 to Howard Marks, our Co-Chairman and a director; Bruce Karsh, our Co-Chairman, Chief Investment Officer and a director; Sheldon Stone, a principal and a director; D. Richard Masson, a director; John Frank, our Vice Chairman and a director; Stephen Kaplan, a principal and a director; B. James Ford, a Managing Director; David Kirchheimer, our Chief Financial Officer, a principal and a director; Caleb Kramer, a Managing Director; Larry Keele, a director and former principal, and Acorn Investors, LLC, respectively. We have not yet begun to make TRA payments in respect of the March 2015 follow-on offering. In addition, we expect that future TRA payments in connection with the 2007 Private Offering, our initial public offering and the May 2013, March 2014 and March 2015 follow-on offerings to Messrs. Marks, Karsh, Stone, Masson, Frank, Kaplan, Ford, Kirchheimer, Keele, Kramer, Scott Graves, Head of Credit Strategies and a Managing Director; Todd Molz, our General Counsel and Chief Administrative Officer; and Acorn Investors, LLC, the president of which is Wayne Pierson, a director of ours, will be approximately $80.0 million, $76.0 million, $38.7 million, $12.9 million, $5.7 million, $6.6 million, $4.8 million, $4.0 million, $4.4 million, $3.3 million, $2.3 million, $0.5 million and $32.2 million, respectively. Future payments under the tax receivable agreement in respect of subsequent exchanges of OCGH units would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon OCGH unitholders’ continued ownership of interests in OCGH.
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
Each of the Oaktree Operating Group partnerships has an identical number of units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a unit in each of the Oaktree Operating Group partnerships. As of February 23, 2016, there were 153,860,514 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including the Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
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
Oaktree Capital Group Holdings, L.P. Units
OCGH unitholders hold OCGH units. OCGH, in turn, holds an equivalent number of Oaktree Operating Group units. The units in OCGH held by the OCGH unitholders as of February 23, 2016 have vesting provisions. Upon expiration of the vesting period, OCGH unitholders may, subject to certain restrictions, sell their OCGH units or exchange their OCGH units into, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing and, subsequently, sell any such Class A units received. OCGH and our board of directors may limit the number of OCGH units that may be exchanged after expiration of the relevant vesting period, based on such factors as they deem appropriate, including the market’s ability to absorb sales of the exchanged Class A units. In addition, the general partner of OCGH may at its sole discretion cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder. As of the date of this annual report, sales of Class A units by our employees may only be effected during “open periods” authorized by us. The amount of OCGH units vesting will vary year to year, sometimes materially, but as of February 23, 2016, OCGH units due to vest after 2016 represented approximately 1.4% of the total outstanding number of Oaktree Operating Group units.
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
Aircraft Use
In January 2010, we exercised a buyout provision in our then aircraft lease agreement and thereafter sold the acquired plane to Mr. Karsh for an aggregate purchase price of $11,080,000. We and Mr. Karsh agreed that we would have the option of leasing this plane from him for business-related purposes on a non-exclusive basis pursuant to a lease agreement. During the year ended December 31, 2015, we paid Mr. Karsh $926,209 in connection with our use of his plane under this lease agreement. In addition, during the year ended December 31, 2015, Mr. Marks paid us $525,700 in reimbursement for operating costs of our existing corporate plane that we had incurred on his behalf in connection with his personal use of such plane.
Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in our funds. These investment opportunities are available to all of our professionals who we have determined have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in our funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2015, we managed approximately $590 million of AUM invested by our directors, executive officers and certain current and former employees in our funds. During the year ended December 31, 2015, the following directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to our funds and are expected to continue to contribute capital in our funds from time to time: Mr. Denham contributed an aggregate of $180,990; Mr. Frank contributed an aggregate of $2,895,469; Mr. Graves contributed an aggregate of $405,000; Mr. Kramer contributed an aggregate of $1,000,000; Mr. Kaplan contributed an aggregate of $141,797; Mr. Karsh and an organization affiliated with Mr. Karsh contributed an aggregate of $9,789,489; Mr. Keele contributed an aggregate of $738,623; Mr. Kirchheimer contributed an aggregate of $1,864,921; Mr. Marks contributed an aggregate of $8,750,000; Mr. Stone contributed an aggregate of $8,350,309; and Mr. Wintrob contributed an aggregate of $1,296,250, respectively. During the year ended December 31, 2015, the following directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from our funds as a result of their invested capital: Mr. Frank received $946,824; Mr. Kaplan received $896,987; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $21,879,843; Mr. Keele received $4,745,680; Mr. Kirchheimer received $3,368,666; Mr. Marks received $21,404,793; Mr. Masson received $16,687,543; Mr. Stone received $7,491,004; and Mr. Wintrob received $600,620 from our funds, respectively.

Offsets to Distributions in Respect of OCGH Units
Pursuant to an agreement between Mr. Marks and Oaktree Capital Management (UK) LLP, a subsidiary of ours in the United Kingdom, we provide £150,000 ($222,195 based on the average exchange rate for the 24-hour period ending December 31, 2015 as reported by www.oanda.com) per year to Mr. Marks, which is offset by distributions in respect of OCGH units to which Mr. Marks is entitled. In accordance with ASC Topic 718, the payment of future distributions in respect of OCGH units is factored into the grant date fair value of the OCGH units (which value is used for determining the compensation expense for such units under ASC Topic 718) and any distributions made with respect to such units are therefore not treated as an additional compensation expense by such subsidiary in the year in which such distributions are paid.
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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP, for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31,
	2015		2014
	Oaktree Capital Group, LLC	Oaktree Funds	Oaktree Capital Group, LLC	Oaktree Funds
	($ in thousands, except where noted)
Audit fees (1)	$5,497	$4,833	$5,944	$5,006
Audit-related fees (2)	300	2,761	316	4,401
Tax fees (3)	2,384	13,437	3,803	15,534

(1)
Audit fees consist of fees for services related to the annual audit of our consolidated financial statements, reviews of our interim consolidated financial statements on Form 10-Q, SEC registration statements, accounting consultations and services that are normally provided in connection with statutory and regulatory filings and engagements. Fees in 2015 include $0.2 million related to 2014 audits and fees in 2014 include $0.4 million related to 2013 audits.

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

In accordance with our audit committee charter, the audit committee is required to approve, in advance, all audit and non-audit services to be provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP. All services reported in the Audit, Audit-related and Tax categories above were approved by the audit committee. Our audit committee charter is available on our website at www.oaktreecapital.com under the “Unitholders” section.
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
Date: February 26, 2016

Oaktree Capital Group, LLC
By:	/s/ Susan Gentile
Name:	Susan Gentile

Title:	Chief Accounting Officer and Managing Director and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 26th day of February 2016:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director and Co-Chairman
/s/ Bruce A. Karsh
Bruce A. Karsh	Director, Co-Chairman and Chief Investment Officer
/s/ Jay S. Wintrob
Jay S. Wintrob	Director and Chief Executive Officer (Principal Executive Officer)
/s/ John B. Frank
John B. Frank	Director and Vice Chairman
/s/ David M. Kirchheimer
David M. Kirchheimer	Director, Chief Financial Officer and Principal (Principal Financial Officer)
/s/ Susan Gentile
Susan Gentile	Chief Accounting Officer and Managing Director (Principal Accounting Officer)
/s/ Stephen A. Kaplan
Stephen A. Kaplan	Director and Principal
/s/ Sheldon M. Stone
Sheldon M. Stone	Director and Principal
/s/ Robert E. Denham
Robert E. Denham	Director
/s/ Larry W. Keele
Larry W. Keele	Director
/s/ D. Richard Masson
D. Richard Masson	Director
/s/ Wayne G. Pierson
Wayne G. Pierson	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

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

3.4	Unit Designation, effective November 16, 2015 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2015).

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

10.9.1
First Amendment, dated November 3, 2014, to the March 31, 2014 Credit Agreement by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Lead Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014).

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

10.13*	Form of Management Fee Sharing Letter Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.14*	Form of Profit Sharing Letter Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 30, 2012).

10.15*
Sixth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP I, L.P., dated as of March 20, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015).

10.16*
Sixth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP II, L.P., dated as of March 20, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015).

10.17*
Fourth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP III, L.P., dated as of March 20, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015).

10.18*
Form of Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 3, 2011).

10.19*
Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.20*
Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated February 24, 2015 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.21*
Letter Agreement between Oaktree Capital Management, L.P. and Jay S. Wintrob dated October 6, 2014 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.22*
Amended and Restated Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan by and among Oaktree Capital Group Holdings, L.P., Oaktree Capital Group Holdings GP, LLC and Jay S. Wintrob dated February 24, 2015 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

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