Form 10-Q
period 2016-03-31
Oaktree Capital Group, LLC
filed 2016-05-09
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 5, 2016, there were 62,619,464 Class A units and 92,440,656 Class B units of the registrant outstanding.

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016 (“annual report”), which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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

“consolidated funds” refers to the funds and CLOs that Oaktree is required to consolidate as of the respective reporting date.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2016	December 31, 2015
Assets
Cash and cash-equivalents	$342,079	$480,590
U.S. Treasury securities	618,899	661,116
Corporate investments (includes $90,552 and $67,626 measured at fair value as of March 31, 2016 and December 31,2015, respectively)	1,045,577	213,988
Due from affiliates	211,840	35,899
Deferred tax assets	425,904	425,798
Other assets	217,183	254,267
Assets of consolidated funds:
Cash and cash-equivalents	259,965	2,850,512
Investments, at fair value	3,033,059	45,179,906
Dividends and interest receivable	14,051	189,693
Due from brokers	148,806	706,708
Receivable for securities sold	40,906	163,799
Derivative assets, at fair value	416	198,351
Other assets	129	402,104
Total assets	$6,358,814	$51,762,731
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$129,442	$319,834
Accounts payable, accrued expenses and other liabilities	152,744	121,934
Due to affiliates	357,460	356,851
Debt obligations	845,736	846,354
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	17,282	128,774
Payables for securities purchased	187,629	478,437
Securities sold short, at fair value	73,008	91,246
Derivative liabilities, at fair value	1,896	300,208
Distributions payable	3,662	364,773
Borrowings under credit facilities	—	6,442,742
Debt obligations of CLOs	2,694,005	2,330,359
Total liabilities	4,462,864	11,781,512
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	201,690	38,173,125
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 62,594,580 and 61,969,860 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Class B units, no par value, unlimited units authorized, 92,437,787 and 91,937,873 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	724,172	735,166
Retained earnings	—	—
Accumulated other comprehensive loss	(782)	(1,216)
Class A unitholders’ capital	723,390	733,950
Non-controlling interests in consolidated subsidiaries	942,202	1,043,930
Non-controlling interests in consolidated funds	28,668	30,214
Total unitholders’ capital	1,694,260	1,808,094
Total liabilities and unitholders’ capital	$6,358,814	$51,762,731

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Management fees	$198,553	$50,819
Incentive income	55,937	—
Total revenues	254,490	50,819
Expenses:
Compensation and benefits	(108,405)	(110,143)
Equity-based compensation	(13,896)	(11,706)
Incentive income compensation	(9,807)	(66,892)
Total compensation and benefits expense	(132,108)	(188,741)
General and administrative	(47,831)	(6,580)
Depreciation and amortization	(4,161)	(2,892)
Consolidated fund expenses	(1,084)	(37,761)
Total expenses	(185,184)	(235,974)
Other income (loss):
Interest expense	(27,705)	(46,569)
Interest and dividend income	36,270	522,929
Net realized gain on consolidated funds’ investments	3,401	474,830
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(20,672)	507,483
Investment income	29,447	12,682
Other income (expense), net	5,801	4,694
Total other income	26,542	1,476,049
Income before income taxes	95,848	1,290,894
Income taxes	(12,680)	(7,875)
Net income	83,168	1,283,019
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	4,944	(1,136,665)
Net income attributable to non-controlling interests in consolidated subsidiaries	(60,034)	(108,101)
Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253
Distributions declared per Class A unit	$0.47	$0.56
Net income per unit (basic and diluted):
Net income per Class A unit	$0.45	$0.85
Weighted average number of Class A units outstanding	61,894	45,063

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended March 31, 2016	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income (loss)	$28,078	$60,034	$(4,944)	$83,168
Other comprehensive income, net of tax:
Foreign currency translation adjustments	442	651	—	1,093
Unrealized loss on interest-rate swap designated as cash-flow hedge	(8)	(12)	—	(20)
Other comprehensive income, net of tax	434	639	—	1,073
Total comprehensive income (loss)	28,512	60,673	(4,944)	84,241
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(60,673)	4,944	(55,729)
Comprehensive income attributable to Oaktree Capital Group, LLC	$28,512	$—	$—	$28,512
Three Months Ended March 31, 2015
Net income	$38,253	$108,101	$1,136,665	$1,283,019
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(897)	(2,150)	—	(3,047)
Unrealized loss on interest-rate swap designated as cash-flow hedge	(39)	(92)	—	(131)
Other comprehensive loss, net of tax	(936)	(2,242)	—	(3,178)
Total comprehensive income	37,317	105,859	1,136,665	1,279,841
Less: Comprehensive income attributable to non-controlling interests	—	(105,859)	(1,136,665)	(1,242,524)
Comprehensive income attributable to Oaktree Capital Group, LLC	$37,317	$—	$—	$37,317

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$83,168	$1,283,019
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(29,447)	(12,682)
Depreciation and amortization	4,161	2,892
Equity-based compensation	13,896	11,706
Net realized and unrealized (gain) loss from consolidated funds’ investments	17,271	(982,313)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(2,900)	(4,932)
Income distributions from corporate investments in funds and companies	34,024	16,144
Amortization or write-down of debt issuance costs	405	3,257
Cash flows due to changes in operating assets and liabilities:
Decrease in other assets	17,765	7,517
Increase (decrease) in net due to affiliates	(94,558)	4,250
Decrease in accrued compensation expense	(190,392)	(147,152)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	28,918	(7,824)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(1,934)	(143,918)
(Increase) decrease in due from brokers	6,654	(145,125)
Increase in receivables for securities sold	(26,736)	(78,288)
(Increase) decrease in other assets	135	(8,817)
Increase in accounts payable, accrued expenses and other liabilities	2,524	57,025
Increase in payables for securities purchased	37,337	116,949
Purchases of securities	(684,154)	(4,527,455)
Proceeds from maturities and sales of securities	455,042	2,657,889
Net cash used in operating activities	(328,821)	(1,897,858)
Cash flows from investing activities:
Purchases of U.S. Treasury securities	(72,783)	(155,274)
Proceeds from maturities and sales of U.S. Treasury securities	115,000	240,054
Corporate investments in funds and companies	(19,537)	(13,932)
Distributions and proceeds from corporate investments in funds and companies	62,811	30,434
Purchases of fixed assets	(1,615)	(12,461)
Net cash provided by investing activities	83,876	88,821

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Payment of debt issuance costs	$(801)	$—
Proceeds from issuance of Class A units	—	237,820
Purchase of OCGH units	—	(237,820)
Repurchase and cancellation of units	(9,732)	(4,290)
Distributions to Class A unitholders	(29,428)	(24,508)
Distributions to OCGH unitholders	(51,485)	(74,181)
Distributions to non-controlling interests	(1,755)	(1,356)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	11,277	1,840,538
Distributions to non-controlling interests	(15,920)	(1,710,583)
Proceeds from debt obligations issued by CLOs	426,292	394,295
Payment of debt issuance costs	(7,974)	(9,108)
Borrowings on credit facilities	64,185	1,904,082
Repayments on credit facilities	(163,012)	(1,413,812)
Net cash provided by financing activities	221,647	901,077
Effect of exchange rate changes on cash	6,430	(22,770)
Net decrease in cash and cash-equivalents	(16,868)	(930,730)
Cash and cash-equivalents, beginning balance	3,331,102	3,348,494
Change in cash and cash-equivalents from adoption of accounting guidance	(2,712,190)	—
Cash and cash-equivalents, ending balance	$602,044	$2,417,764

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2015	61,970	91,938	$735,166	$—	$(1,216)	$1,043,930	$30,214	$1,808,094
Activity for the three months ended March 31, 2016:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(12,912)	—	—	(109,709)	—	(122,621)
Issuance of Class A units	868	—	—	—	—	—	—	—
Issuance of Class B units	—	623	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(23)	(11)	—	—	—	—	—	—
Cancellation of units	(220)	(112)	—	—	—	—	—	—
Repurchase and cancellation of units	—	—	(9,665)	—	—	(67)	—	(9,732)
Equity reallocation between controlling and non-controlling interests	—	—	7,481	—	—	(7,481)	—	—
Capital increase related to equity-based compensation	—	—	5,452	—	—	8,096	—	13,548
Distributions declared	—	—	(1,350)	(28,078)	—	(53,240)	(884)	(83,552)
Net income	—	—	—	28,078	—	60,034	(662)	87,450
Foreign currency translation adjustment, net of tax	—	—	—	—	442	651	—	1,093
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	(8)	(12)	—	(20)
Unitholders’ capital as of March 31, 2016	62,595	92,438	$724,172	$—	$(782)	$942,202	$28,668	$1,694,260

Unitholders’ capital as of December 31, 2014	43,764	109,089	$536,431	$11,378	$(1,070)	$1,265,961	$27,430	$1,840,130
Activity for the three months ended March 31, 2015:
Issuance of Class A units	4,608	—	237,820	—	—	—	—	237,820
Issuance of Class B units	—	927	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(15)	—	—	—	—	—	—
Cancellation of units	—	(4,702)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(237,820)	—	—	—	—	(237,820)
Deferred tax effect resulting from the purchase of OCGH units	—	—	11,025	—	—	—	—	11,025
Repurchase and cancellation of units	—	—	—	—	—	(4,290)	—	(4,290)
Capital contributions	—	—	—	—	—	—	2,880	2,880
Equity reallocation between controlling and non-controlling interests	—	—	45,761	—	—	(45,761)	—	—
Capital increase related to equity-based compensation	—	—	3,279	—	—	7,872	—	11,151
Distributions declared	—	—	—	(24,508)	—	(75,537)	(549)	(100,594)
Net income	—	—	—	38,253	—	108,101	1,067	147,421
Foreign currency translation adjustment, net of tax	—	—	—	—	(897)	(2,150)	—	(3,047)
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	(39)	(92)	—	(131)
Unitholders’ capital as of March 31, 2015	48,372	105,299	$596,496	$25,123	$(2,006)	$1,254,104	$30,828	$1,904,545

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. Certain of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established by GAAP. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies of the Company
Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) amended its consolidation guidance which changed the way a reporting entity should evaluate limited partnerships and similar entities for consolidation, how a decision maker’s fees affect the consolidation analysis, and how interests held by related parties affect the consolidation analysis. The Company adopted this guidance as of January 1, 2016 under the modified retrospective approach, which did not require prior periods to be recast. In connection with the adoption, the Company reevaluated all of its investment vehicles and other legal entities for consolidation. As of January 1, 2016, the Company deconsolidated substantially all of its previously consolidated closed-end and commingled open-end and evergreen funds because those funds, which had previously been evaluated as voting interest entities, became variable interest entities (“VIEs”) under the new consolidation guidance, and the Company was not the primary beneficiary because its fee arrangements were no longer deemed to be variable interests and it did not hold any other interests in those funds that were considered to be more than insignificant. The adoption resulted in a reduction to total consolidated assets, liabilities, non-controlling redeemable interests in consolidated funds and unitholders' capital as of January 1, 2016 of $45.7 billion, $7.6 billion, $38.0 billion and $90.6 million, respectively. There was no impact on retained earnings or net income attributable to the Company.
The Company consolidates entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a VIE if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. The Company consolidates all VIEs in which it is the primary beneficiary. An entity is deemed to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-related fees), would give it a controlling financial interest. A decision maker’s fee arrangement is not considered a variable interest if it is compensation for services provided, commensurate with the level of effort required to provide those services and part of a compensation arrangement that includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length (“at-market”), and the decision maker does not hold any other variable interests that absorb more than an insignificant amount of the potential VIE’s expected residual returns.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. Please see note 3 for more information regarding VIEs. For entities that are not VIEs, the Company evaluates those entities that it controls through a majority voting interest model.
“Consolidated funds” refers to Oaktree-managed funds and CLOs that Oaktree is required to consolidate. When funds or CLOs are consolidated, the Company reflects the assets, liabilities, revenues, expenses and cash flows of the funds or CLOs on a gross basis, and the majority of the economic interests in those funds or CLOs, which are held by third-party investors, are reflected as non-controlling interests in consolidated funds or debt obligations of CLOs in the condensed consolidated financial statements. All of the revenues earned by the Company as investment manager of the consolidated funds are eliminated in consolidation. However, because the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to the Company.
Certain entities in which the Company has the ability to exert significant influence, including unconsolidated Oaktree funds for which the Company acts as general partner, are accounted for under the equity method of accounting.
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
Non-controlling Interests in Consolidated Funds
Non-controlling interests in consolidated funds represent the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. All non-controlling interests in those CLOs are attributed a share of income or loss arising from the respective CLO based on the relative ownership interests of third-party investors after consideration of contractual arrangements that govern allocations of income or loss. Investors in those CLOs are generally unable to redeem their interests until the respective CLO liquidates, is called or otherwise terminates.
Non-controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries reflect the portion of unitholders’ capital attributable to OCGH unitholders (“OCGH non-controlling interest”) and third parties. All non-controlling interests in consolidated subsidiaries are attributed a share of income or loss in the respective consolidated subsidiary based on the relative economic interests of the OCGH unitholders or third parties after consideration of contractual arrangements that govern allocations of income or loss. Please see note 11 for more information.
Goodwill and Intangibles
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently when events or circumstances indicate that impairment may have occurred.
The Company's identifiable intangible assets acquired in business combinations primarily relate to contractual rights to earn future management fees and incentive income. Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to seven years, and are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.
Fair Value of Financial Instruments
GAAP establishes a hierarchical disclosure framework that prioritizes the inputs used in measuring financial instruments at fair value into three levels based on their market observability. Market price observability is affected

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

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
In the absence of observable market prices, the Company values Level III investments using valuation methodologies applied on a consistent basis. The quarterly valuation process for Level III investments begins with each portfolio company, property or security being valued by the investment and/or valuation teams. With the exception of open-end funds, all unquoted Level III investment values are reviewed and approved by (i) the Company’s valuation officer, who is independent of the investment teams, (ii) a designated investment professional of each strategy and (iii) for a substantial majority of unquoted Level III holdings as measured by market value, a valuation committee of the respective strategy.  For open-end funds, unquoted Level III investment values are reviewed and approved by the Company’s valuation officer. For certain investments, the valuation process also includes a review by independent valuation parties, at least annually, to determine whether the fair values determined by management are reasonable. Results of the valuation process are evaluated each quarter, including an assessment of whether the underlying calculations should be adjusted or recalibrated. In connection with this process, the Company periodically evaluates changes in fair-value measurements for reasonableness, considering items such as industry trends, general economic and market conditions, and factors specific to the investment.
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
March 31, 2016
($ in thousands, except where noted)

information obtained from brokers and pricing vendors against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Company performs due diligence procedures surrounding pricing vendors to understand their methodology and controls to support their use in the valuation process.
The Company adopted the measurement alternative guidance for collateralized financing entities on a modified retrospective approach as of January 1, 2016. Upon adoption, the Company elected the fair value option for the financial liabilities of the consolidated CLOs and determined that the fair value of the CLO assets was more observable than the fair value of the CLO liabilities. Accordingly, the fair value of the CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services.
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
The Company has elected the fair value option for the financial assets and financial liabilities of its consolidated CLOs. The assets and liabilities of CLOs are primarily reflected within the investments, at fair value and within debt obligations of CLOs line items in the condensed consolidated statements of financial condition. The Company’s accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. CLO liabilities are measured based on the more observable fair value of CLO assets under the new CLO measurement alternative guidance, as discussed under “—Fair Value of Financial Instruments” above. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses, respectively, are included in interest expense and consolidated fund expenses in the condensed consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities resulting from the measurement alternative guidance for collateralized financing entities are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Please see notes 5 and 9 for more information.
Accounting Policies of Consolidated Funds
Investments, at Fair Value
The consolidated funds include investment limited partnerships and CLOs that reflect their investments, including majority-owned and controlled investments, at fair value. The Company has retained the specialized investment company accounting guidance under GAAP for investment limited partnerships with respect to consolidated investments and has elected the fair value option for the financial assets of CLOs. Thus, the consolidated investments are reflected in the condensed consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
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
March 31, 2016
($ in thousands, except where noted)

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
March 31, 2016
($ in thousands, except where noted)

market for the investment existed, and the differences could be material to the condensed consolidated financial statements.
Recent Accounting Developments
In March 2016, the FASB issued guidance that changes several aspects of accounting for employee share-based payment awards. The amendments impact the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In March 2016, the FASB issued guidance eliminating the requirement to retroactively apply the equity method of accounting when a reporting entity obtains significant influence over an investment (e.g., due to an increase in ownership) that had been previously accounted for under the cost basis or at fair value. Instead, the reporting entity would be required to apply the equity method of accounting prospectively from the date significant influence was obtained. The cost of the additional interest in the investee, if any, should be added to the current basis of the investment. The amendment also provides guidance for available-for-sale investments that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. The guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee in its statements of financial position. Each of the asset and liability generally will be equal to the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The guidance is effective for the Company in the first quarter of 2019 using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. Early adoption is permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In January 2016, the FASB issued guidance that changes the classification and measurement of financial instruments and amends certain disclosure requirements associated with the fair value of financial instruments. The amendments revise the accounting related to (a) the classification and measurement of investments in equity investments and (b) the presentation of certain fair value changes for financial liabilities measured at fair value. Specifically, the guidance generally requires equity investments to be carried at fair value with changes flowing through net income. This requirement does not apply to equity-method investments. For financial liabilities measured at fair value, the guidance requires fair value changes attributable to instrument-specific credit risk to be presented separately in other comprehensive income, as opposed to reflecting the entire change in fair value in net income. The guidance is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in the statements of financial position. Previously, such costs were reflected in the statements of financial position as a deferred asset. The new guidance requires these costs to be presented as a direct deduction from the related debt liability and to be amortized as interest expense. The amendment does not affect the current guidance on the recognition and measurement of debt issuance costs. The Company adopted the guidance in the first quarter of 2016 on a retrospective basis. The adoption resulted in the reclassification of deferred debt issuance costs related to the Company and the consolidated funds, respectively, of $4.3 million and $31.9 million as of March 31, 2016, and $3.6 million and $44.7 million as of December 31, 2015, from other assets to debt obligations in the condensed consolidated statements of financial condition.
In February 2015, the FASB amended its consolidation guidance to end the deferral granted to investment companies with respect to applying VIE guidance. The new guidance does not affect the five characteristics that determine if an entity is a VIE; rather, it focuses on the consolidation criteria used to evaluate whether certain legal

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

entities should be consolidated. Additionally, the new guidance eliminates the presumption that a general partner should consolidate a limited partnership under the voting model. The amendment is intended to simplify the consolidation guidance by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and providing more clarity for reporting entities that typically make use of limited partnerships or VIEs. The Company adopted the guidance in the first quarter of 2016 on a modified retrospective basis as of January 1, 2016. As a result, prior periods were not recast; instead, a cumulative-effect adjustment to equity as of January 1, 2016 was recorded. The adoption resulted in a reduction to total consolidated assets, liabilities, non-controlling redeemable interests in consolidated funds and unitholders' capital as of January 1, 2016 of $45.7 billion, $7.6 billion, $38.0 billion and $90.6 million, respectively. There was no impact on retained earnings or net income attributable to the Company.
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
In August 2014, the FASB issued guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity, such as a CLO. The guidance applies to reporting entities that are required to consolidate a collateralized financing entity under the VIE guidance when (a) the reporting entity measures all of the financial assets and financial liabilities of that consolidated financing entity at fair value in the consolidated financial statements and (b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance provides an alternative for measuring the financial assets and financial liabilities of a consolidated collateralized financing entity to eliminate differences in the fair value of those financial assets and financial liabilities as determined under GAAP. The Company adopted the guidance in the first quarter of 2016 on a modified retrospective basis as of January 1, 2016. As a result, prior periods were not recast; instead, a cumulative-effect adjustment to equity as of January 1, 2016 was recorded. The adoption resulted in a reduction to unitholders' capital as of January 1, 2016 of $32.1 million.
In May 2014, the FASB and International Accounting Standards Board issued converged guidance on revenue recognition, which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most current revenue recognition guidance, including industry-specific guidance. The guidance provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis, eliminates an entity’s ability to recognize revenue if there is risk of significant reversal, and requires enhanced disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue. In July 2015, the FASB delayed the effective date of the guidance by one year, to 2018. The guidance will be effective for the Company in the first quarter of 2018 on either a full or modified retrospective basis, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
3. VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary. VIEs include funds managed by Oaktree and CLOs for which Oaktree acts as collateral manager. The purpose of these VIEs is to provide investment opportunities for investors in exchange for management fees and, in certain cases, performance-based fees. While the investment strategies of the funds and CLOs differ by product, the fundamental risks of the funds and CLOs have similar characteristics, including loss of invested capital and reduction or absence of management and performance-based fees. As general partner or collateral manager, respectively, Oaktree generally considers itself the sponsor of the applicable fund or CLO. The Company does not provide performance guarantees and, other than capital commitments, has no financial obligation to provide funding to VIEs.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

As discussed in note 2, the Company adopted the new consolidation guidance in the first quarter of 2016 under the modified retrospective approach as of January 1, 2016. As a result, prior periods were not recast. The adoption resulted in the deconsolidation of substantially all of Oaktree’s closed-end and commingled open-end and evergreen funds as of January 1, 2016.
Consolidated VIEs
The Company consolidated 15 VIEs as of March 31, 2016 for which it was the primary beneficiary, including Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. The 14 remaining VIEs included seven funds managed by Oaktree and seven CLOs for which Oaktree acts as collateral manager. One of the CLOs had not priced as of March 31, 2016. As of December 31, 2015, the Company consolidated eight VIEs pursuant to the consolidation rules then in effect.
As of March 31, 2016, the assets and liabilities of the 14 consolidated VIEs representing funds and CLOs amounted to $3.4 billion and $3.0 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, and liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing the funds or collateral of the CLOs, the Company typically earns management fees and may earn performance fees, both of which are eliminated in consolidation. As of March 31, 2016, the Company’s investments in consolidated VIEs had a carrying value of $289.2 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 9 for more information on CLO debt obligations.
VIEs Not Consolidated
The Company holds variable interests in certain VIEs that are not consolidated because it is not the primary beneficiary. The Company's involvement with those entities is in the form of direct equity interests and fee arrangements with the funds that it manages. The Company is not the primary beneficiary because its fee arrangements are considered at-market and it does not hold other interests in those entities that are considered more than insignificant.
As of March 31, 2016, the assets and liabilities of VIEs that were not consolidated, and the Company’s investments in those VIEs are shown below. As of December 31, 2015, there were no VIEs for which the Company was not the primary beneficiary pursuant to the consolidation rules then in effect.

As of March 31, 2016	Carrying Value

Assets of VIEs	$50,445,368
Liabilities of VIEs	9,841,424

Corporate investments	$1,011,934
Due from affiliates	178,365
Maximum exposure to loss	$1,190,299
4. INVESTMENTS
Corporate Investments
Corporate investments consist of investments in funds and companies in which the Company does not have a controlling financial interest. Investments where the Company is deemed to exert significant influence are accounted for using the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments where the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) and other companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
The Company adopted the new consolidation guidance effective the first quarter of 2016, resulting in the deconsolidation of substantially all of Oaktree’s investment funds. Corporate investments consisted of the following:

	As of
Corporate Investments:	March 31, 2016	December 31, 2015

Equity-method Investments:
Oaktree funds	$889,723	$51,899
Non-Oaktree funds	39,472	65,901
Companies	25,830	28,562
Other investments, at fair value	90,552	67,626
Total corporate investments	$1,045,577	$213,988
The components of investment income (loss) are set forth below:

	Three Months Ended March 31,
Investment Income (Loss):	2016	2015

Equity-method Investments:
Oaktree funds	$18,656	$(748)
Non-Oaktree funds	304	2,593
Companies	15,107	9,964
Other investments, at fair value	(4,620)	873
Total investment income	$29,447	$12,682
Equity-method Investments
The Company's equity-method investments include its investments in Oaktree funds for which it serves as general partner, and other third-party funds and companies that are not consolidated for which the Company is deemed to exert significant influence. The Company's share of income or loss generated by these investments is recorded within investment income in the condensed consolidated statements of operations. The Company's equity-method investments in Oaktree funds principally reflect the Company’s general partner interests in those funds, which typically does not exceed 2.5% in each fund. The Oaktree funds are investment companies that follow a specialized basis of accounting established by GAAP. Equity-method investments in companies include the Company’s one-fifth equity stake in DoubleLine.
The Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC, each reporting period. As of or for the year ended December 31, 2015, no individual equity-method investment met the significance criteria. As a result, separate financial statements were not required for any of the Company’s equity-method investments.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below as of or for the three months ended March 31, 2016. Equity-method investments were not material for periods prior to adoption of the deconsolidation guidance in the first quarter of 2016 pursuant to the consolidation rules then in effect.

Statement of Financial Condition:	As of or For the Three Months Ended March 31, 2016
Assets:
Cash and cash-equivalents	$2,730,094
Investments, at fair value	41,935,099
Other assets	4,420,747
Total assets	$49,085,940
Liabilities and Capital:
Debt obligations	$6,916,097
Other liabilities	3,369,219
Total liabilities	10,285,316
Total capital	38,800,624
Total liabilities and capital	$49,085,940

Statement of Operations:
Revenues / investment income	$542,834
Interest expense	(38,529)
Other expenses	(220,436)
Net realized and unrealized gain on investments	288,067
Net income	$571,936
Other Investments, at Fair Value
Other investments, at fair value primarily consist of investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected, as well as derivatives utilized to hedge the Company’s exposure to investment income earned from unconsolidated funds. The following table summarizes net gains (losses) attributable to the Company's other investments:

	Three Months Ended March 31,
	2016	2015

Realized gain (loss)	$(2,494)	$—
Net change in unrealized gain (loss)	(2,126)	873
Total	$(4,620)	$873

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
United States:
Debt securities:
Consumer discretionary	$495,154	$3,387,072	16.3%	7.5%
Consumer staples	140,076	686,071	4.6	1.5
Energy	58,167	854,220	1.9	1.9
Financials	100,494	1,293,508	3.3	2.9
Government	—	95,508	—	0.2
Health care	223,806	1,135,799	7.4	2.5
Industrials	304,452	1,710,706	10.0	3.8
Information technology	221,921	1,293,815	7.3	2.9
Materials	202,358	1,393,521	6.7	3.1
Telecommunication services	63,678	471,711	2.1	1.0
Utilities	30,201	686,126	1.0	1.5
Total debt securities (cost: $1,919,101 and $15,304,870 as of March 31, 2016 and December 31, 2015, respectively)	1,840,307	13,008,057	60.6	28.8
Equity securities:
Consumer discretionary	617	1,813,832	0.0	4.0
Consumer staples	—	872,472	—	1.9
Energy	—	1,810,290	—	4.0
Financials	3,174	7,639,790	0.1	16.9
Health care	465	92,866	0.0	0.2
Industrials	—	1,728,086	—	3.8
Information technology	—	67,253	—	0.2
Materials	—	882,366	—	2.0
Telecommunication services	—	16,471	—	0.0
Utilities	—	156,865	—	0.3
Total equity securities (cost: $5,218 and $13,290,699 as of March 31, 2016 and December 31, 2015, respectively)	4,256	15,080,291	0.1	33.3

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Europe:
Debt securities:
Consumer discretionary	$323,579	$1,329,387	10.7%	2.9%
Consumer staples	76,659	222,789	2.5	0.5
Energy	5,653	144,742	0.2	0.3
Financials	16,202	808,568	0.5	1.8
Government	—	46,946	—	0.1
Health care	126,193	197,569	4.2	0.5
Industrials	67,844	291,950	2.2	0.7
Information technology	31,706	71,168	1.0	0.2
Materials	204,265	377,460	6.8	0.8
Telecommunication services	109,305	200,610	3.6	0.4
Utilities	123	18,028	0.0	0.0
Total debt securities (cost: $967,748 and $4,207,531 as of March 31, 2016 and December 31, 2015, respectively)	961,529	3,709,217	31.7	8.2
Equity securities:
Consumer discretionary	4,085	270,370	0.1	0.6
Consumer staples	323	145,108	0.0	0.3
Energy	674	21,791	0.0	0.0
Financials	5,637	6,239,424	0.2	13.8
Government	—	40,290	—	0.1
Health care	—	79,582	—	0.2
Industrials	221	1,499,142	0.0	3.3
Information technology	—	1,646	—	0.0
Materials	590	475,306	0.1	1.1
Telecommunication services	—	4,834	—	0.0
Utilities	—	344,736	—	0.8
Total equity securities (cost: $11,871 and $7,627,245 as of March 31, 2016 and December 31, 2015, respectively)	11,530	9,122,229	0.4	20.2
Asia and other:
Debt securities:
Consumer discretionary	12,067	102,531	0.4	0.2
Consumer staples	—	33,061	—	0.1
Energy	17,466	193,645	0.6	0.4
Financials	1,068	27,413	0.1	0.1
Government	3,418	6,974	0.1	0.0
Health care	10,281	47,010	0.3	0.1
Industrials	3,334	268,710	0.1	0.6
Information technology	123	31,983	0.0	0.1
Materials	10,433	248,830	0.3	0.6
Utilities	—	2,713	—	0.0
Total debt securities (cost: $62,697 and $1,090,867 as of March 31, 2016 and December 31, 2015, respectively)	58,190	962,870	1.9	2.2

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Asia and other:
Equity securities:
Consumer discretionary	$22,928	$506,761	0.8%	1.1%
Consumer staples	16,104	29,863	0.5	0.1
Energy	8,588	192,844	0.3	0.4
Financials	39,923	986,753	1.3	2.2
Health care	3,110	18,535	0.1	0.1
Industrials	23,633	1,032,225	0.8	2.3
Information technology	20,360	244,433	0.7	0.5
Materials	18,416	96,326	0.6	0.2
Telecommunication services	2,138	34,678	0.1	0.1
Utilities	2,047	154,824	0.1	0.3
Total equity securities (cost: $216,029 and $3,370,406 as of March 31, 2016 and December 31, 2015, respectively)	157,247	3,297,242	5.3	7.3
Total debt securities	2,860,026	17,680,144	94.2	39.2
Total equity securities	173,033	27,499,762	5.8	60.8
Total investments, at fair value	$3,033,059	$45,179,906	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $79,088 and $102,236 as of March 31, 2016 and December 31, 2015, respectively)	$(73,008)	$(91,246)
As of March 31, 2016 and December 31, 2015, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

Net Gains (Losses) From Investment Activities of Consolidated Funds
Net gains (losses) from investment activities in the condensed consolidated statements of operations consist primarily of realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments. Upon disposition of an investment, unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended March 31,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$3,671	$9,683	$167,799	$557,315
Measurement alternative guidance for CLO liabilities (1)	—	(28,202)	—	—
Foreign-currency forward contracts (2)	(202)	(392)	295,976	20,384
Total-return and interest-rate swaps (2)	17	(1,618)	(4,926)	(60,218)
Options and futures (2)	(85)	(143)	17,801	(11,149)
Swaptions (2)(3)	—	—	(1,820)	1,151
Total	$3,401	$(20,672)	$474,830	$507,483

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the measurement alternative guidance for CLOs. Please see note 2 for more information.

(2)	Please see note 6 for additional information.

(3)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

5. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. Please see notes 9 and 16 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of March 31, 2016				As of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury securities (1)	$618,899	$—	$—	$618,899	$661,116	$—	$—	$661,116
Corporate investments	—	64,928	25,624	90,552	—	41,876	25,750	67,626
Foreign-currency forward contracts (2)	—	1,638	—	1,638	—	5,875	—	5,875
Total assets	$618,899	$66,566	$25,624	$711,089	$661,116	$47,751	$25,750	$734,617

Liabilities
Contingent consideration (3)	$—	$—	$(27,884)	$(27,884)	$—	$—	$(28,494)	$(28,494)
Foreign-currency forward contracts (3)	—	(14,404)	—	(14,404)	—	(3,286)	—	(3,286)
Interest-rate swaps (3)	—	(927)	—	(927)	—	(943)	—	(943)
Total liabilities	$—	$(15,331)	$(27,884)	$(43,215)	$—	$(4,229)	$(28,494)	$(32,723)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
There were no transfers between Level I and Level II positions for the three months ended March 31, 2016 and 2015.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended March 31,
	2016		2015
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$25,750	$(28,494)	$—	$(27,245)
Net gain (loss) included in earnings	(126)	610	—	(807)
Ending balance	$25,624	$(27,884)	$—	$(28,052)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(126)	$610	$—	$(807)
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	March 31, 2016	December 31, 2015	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$25,624	$25,750	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent consideration liability	(27,884)	(28,494)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	52%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
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

	As of March 31, 2016				As of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$2,303,198	$200,811	$2,504,009	$—	$7,891,929	$1,871,375	$9,763,304
Corporate debt – all other	—	354,164	1,853	356,017	5,450	4,902,226	3,009,164	7,916,840
Equities – common stock	149,924	17,311	4,326	171,561	4,836,422	256,604	8,729,202	13,822,228
Equities – preferred stock	1,472	—	—	1,472	—	—	1,363,542	1,363,542
Real estate	—	—	—	—	61,317	—	9,655,270	9,716,587
Real estate loan portfolios	—	—	—	—	—	—	2,597,405	2,597,405
Total investments	151,396	2,674,673	206,990	3,033,059	4,903,189	13,050,759	27,225,958	45,179,906
Derivatives:
Foreign-currency forward contracts	—	11	—	11	—	156,234	—	156,234
Swaps	—	296	—	296	—	16,544	—	16,544
Options and futures	109	—	—	109	—	25,559	—	25,559
Swaptions	—	—	—	—	—	14	—	14
Total derivatives	109	307	—	416	—	198,351	—	198,351
Total assets	$151,505	$2,674,980	$206,990	$3,033,475	$4,903,189	$13,249,110	$27,225,958	$45,378,257

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(2,611,901)	$—	$(2,611,901)	$—	$—	$—	$—
Subordinated notes (1)	—	(82,104)	—	(82,104)	—	—	—	—
Total CLO debt obligations	—	(2,694,005)	—	(2,694,005)	—	—	—	—
Securities sold short:
Equity securities	(73,008)	—	—	(73,008)	(91,246)	—	—	(91,246)
Derivatives:
Foreign-currency forward contracts	—	(204)	—	(204)	—	(64,364)	—	(64,364)
Swaps	—	(1,440)	—	(1,440)	—	(223,359)	(8,251)	(231,610)
Options and futures	—	(252)	—	(252)	(88)	(4,146)	—	(4,234)
Total derivatives	—	(1,896)	—	(1,896)	(88)	(291,869)	(8,251)	(300,208)
Total liabilities	$(73,008)	$(2,695,901)	$—	$(2,768,909)	$(91,334)	$(291,869)	$(8,251)	$(391,454)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 9 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Three Months Ended March 31, 2016
Beginning balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$—	$27,217,707
Cumulative-effect adjustment from adoption of accounting guidance	(1,672,305)	(3,007,287)	(8,725,026)	(1,363,542)	(9,655,270)	(2,597,405)	8,251	—	(27,012,584)
Transfers into Level III	37,535	—	398	—	—	—	—	—	37,933
Transfers out of Level III	(40,708)	—	—	—	—	—	—	—	(40,708)
Purchases	7,139	1	—	—	—	—	—	—	7,140
Sales	(1,986)	—	(296)	—	—	—	—	—	(2,282)
Realized gains (losses), net	26	—	—	—	—	—	—	—	26
Unrealized appreciation (depreciation), net	(265)	(25)	48	—	—	—	—	—	(242)
Ending balance	$200,811	$1,853	$4,326	$—	$—	$—	$—	$—	$206,990
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,456	$(25)	$48	$—	$—	$—	$—	$—	$1,479
Three Months Ended March 31, 2015
Beginning balance	$1,555,656	$2,750,661	$9,056,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$3,576	$26,291,698
Transfers into Level III	106,935	—	326,587	4,636	—	—	—	—	438,158
Transfers out of Level III	(103,602)	(31,834)	(16)	(12,201)	—	—	—	—	(147,653)
Purchases	182,030	251,565	852,436	57,732	291,518	129,278	—	—	1,764,559
Sales	(155,360)	(78,944)	(92,721)	(52,187)	(94,937)	(89,892)	—	—	(564,041)
Realized gains (losses), net	14,803	3,274	(139,337)	38,537	46,399	30,811	—	—	(5,513)
Unrealized appreciation (depreciation), net	(26,954)	(121,863)	152,866	23,866	269,931	(63,050)	3,699	—	238,495
Ending balance	$1,573,508	$2,772,859	$10,156,394	$1,381,135	$9,728,967	$2,406,252	$(6,988)	$3,576	$28,015,703
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(5,384)	$32,951	$205,341	$108,209	$428,121	$(63,050)	$2,268	$—	$708,456

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
There were no transfers between Level I and Level II positions for the three months ended March 31, 2016 and 2015.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

Transfers out of Level III are generally attributable to certain investments that experienced a more significant level of market trading activity or completed an initial public offering during the respective period and thus were valued using observable inputs. Transfers into Level III typically reflect either investments that experienced a less significant level of market trading activity during the period or portfolio companies that undertook restructurings or bankruptcy proceedings and thus were valued in the absence of observable inputs.
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2016:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$2,524	Discounted cash flow (1)	Discount rate	12% – 15%	13%
	36,438	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Financials:	1,879	Discounted cash flow (1)	Discount rate	15% - 17%	16%
	21,049	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Industrials:	30,706	Discounted cash flow (1)	Discount rate	5% – 15%	7%
	41,796	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Consumer Staples:	15,396	Discounted cash flow (1)	Discount rate	5% – 6%	5%
	17,579	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Other:	11,958	Discounted cash flow (1)	Discount rate	10% – 20%	13%
	2,758	Market approach (comparable companies) (2)	Earnings multiple (3)	7x - 9x	8x
	20,581	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Equity investments:
	601	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 10x	6x
	3,725	Recent market information (6)	Quoted prices / discount (discount not applicable)	Not applicable	Not applicable
Total Level III investments	$206,990

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
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
March 31, 2016
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
March 31, 2016
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
During the three months ended March 31, 2016, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company.
During the three months ended March 31, 2015, the valuation technique for six Level III investments changed, as follows: (a) three credit-oriented investments and one equity investment changed from a market approach based on comparable companies to a market approach based on the value of underlying assets as a result of an increased focus on the value of the company’s physical assets, (b) one real estate-oriented investment changed from a valuation based on a market approach to a discounted cash flow as a result of the stabilization of the underlying property and (c) one real estate-oriented investment changed from a valuation based on a discounted cash flow to a sales approach as a result of receiving offers from potential buyers.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

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
As of March 31, 2016, the Company had one interest-rate swap outstanding, expiring in January 2017, that was designated to hedge the interest-rate risk covering up to $168.8 million of the $250.0 million variable-rate bank term loan.  As of March 31, 2016, the hedge continued to be effective. As of December 31, 2015, the Company had an additional interest-rate swap that expired in January 2016 and was designated to hedge the interest-rate risk covering up to $150.0 million of the same bank term loan.
Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of foreign-currency forward sell contracts consisted of the following:

As of March 31, 2016	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)

Euro, expiring 4/8/16-6/30/17	253,550	$283,608	$290,829	$(7,221)
GBP, expiring 4/1/16-4/15/16	58,000	83,504	83,360	144
USD (buy GBP), expiring 4/29/16-1/31/17	81,460	81,460	84,798	(3,338)
Japanese Yen, expiring 6/30/16-9/30/16	5,981,400	51,006	53,357	(2,351)
Total		$499,578	$512,344	$(12,766)

As of December 31, 2015
Euro, expiring 1/8/16-12/30/16	246,850	$274,135	$269,603	$4,532
USD (buy GBP), expiring 1/8/16-10/31/16	70,594	70,594	72,476	(1,882)
Japanese Yen, expiring 1/29/16-9/30/16	5,840,300	48,631	48,692	(61)
Total		$393,360	$390,771	$2,589

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
Foreign-currency Forward Contracts	2016	2015

Investment income	$(8,901)	$—
General and administrative expense (1)	(9,891)	23,955
Total	$(18,792)	$23,955

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

As of March 31, 2016 and December 31, 2015, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
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
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(202)	$(392)	$295,976	$20,384
Total-return and interest-rate swaps	17	(1,618)	(4,926)	(60,218)
Options and futures	(85)	(143)	17,801	(11,149)
Swaptions	—	—	(1,820)	1,151
Total	$(270)	$(2,153)	$307,031	$(49,832)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

Balance Sheet Offsetting
The Company recognizes all derivatives as assets or liabilities at fair value in its condensed consolidated statements of financial condition. In connection with its derivative activities, the Company generally enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty. While these derivatives are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities based on gross fair value in its condensed consolidated statements of financial condition. The table below sets forth the setoff rights and related arrangements associated with derivatives held by the Company. The “gross amounts not offset in statements of financial condition” columns represent derivatives that management has elected not to offset in the consolidated statements of financial condition even though they are eligible to be offset in accordance with applicable accounting guidance.

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2016		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,638	$1,638	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	11	11	—	—
Total-return and interest-rate swaps	296	296	—	—
Options and futures	109	—	—	109
Subtotal	416	307	—	109
Total	$2,054	$1,945	$—	$109

Derivative Liabilities:
Foreign-currency forward contracts	$(14,404)	$(1,638)	$—	$(12,766)
Interest-rate swaps	(927)	—	—	(927)
Subtotal	(15,331)	(1,638)	—	(13,693)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(204)	(11)	—	(193)
Total-return and interest-rate swaps	(1,440)	(296)	(1,144)	—
Options and futures	(252)	—	—	(252)
Subtotal	(1,896)	(307)	(1,144)	(445)
Total	$(17,227)	$(1,945)	$(1,144)	$(14,138)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

7. FIXED ASSETS
Fixed assets include furniture and equipment, capitalized software, office leasehold improvements, a company-owned airplane and acquired intangibles, and are included within other assets in the condensed consolidated statements of financial position. The following table sets forth the Company’s gross and net fixed assets:

	As of
	March 31, 2016	December 31, 2015

Furniture, equipment and capitalized software	$17,690	$16,820
Leasehold improvements	43,878	43,107
Corporate airplane	12,439	12,439
Other	3,292	3,295
Fixed assets, gross	77,299	75,661
Accumulated depreciation	(39,577)	(36,394)
Fixed assets, net	$37,722	$39,267
8. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead tested for impairment annually in the fourth quarter of each fiscal year or more frequently when events and circumstances indicate that impairment may have occurred. As of both March 31, 2016 and December 31, 2015, the Company had $69.3 million of goodwill.
The following table summarizes the carrying amount of intangible assets:

	As of
	March 31, 2016	December 31, 2015

Contractual rights	$28,017	$28,017
Accumulated amortization	(6,672)	(5,671)
Intangible assets, net	$21,345	$22,346
Amortization expense associated with the Company's intangible assets was $1.0 million for both the three months ended March 31, 2016 and 2015. Amortization expense for the remaining nine months of 2016 and each of the years ended December 31, 2017–2020, is estimated to be $3.0 million and $4.0 million per annum, respectively.
Goodwill and intangible assets are included within other assets in the condensed consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

9. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	March 31, 2016	December 31, 2015

$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	$50,000	$50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2021	250,000	250,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
Total remaining principal	850,000	850,000
Less: Debt issuance costs	(4,264)	(3,646)
Debt obligations	$845,736	$846,354
Future scheduled principal payments of debt obligations as of March 31, 2016 are as follows:

Remainder of 2016	$100,000
2017	—
2018	—
2019	250,000
2020	—
Thereafter	500,000
Total	$850,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of March 31, 2016 and December 31, 2015.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $854.8 million and $855.3 million as of March 31, 2016 and December 31, 2015, respectively, utilizing an average borrowing rate of 4.1% and 3.7%, respectively. As of March 31, 2016, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $839.6 million, whereas a 10% decrease would increase the estimated fair value to $870.7 million.
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extends the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire principal amount of $250 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.22% through January 2017, based on our current credit ratings. The Credit Agreement contains customary financial covenants

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increases the minimum level of assets under management to $60 billion and makes certain other amendments to the provisions of the Credit Agreement. As of March 31, 2016, the Company had no outstanding borrowings under its $500 million revolving credit facility and was able to draw the full amount available without violating any financial maintenance covenants.
Credit Facilities of the Consolidated Funds
The Company adopted the new consolidation guidance as of January 1, 2016, resulting in the deconsolidation of substantially all of Oaktree’s closed-end and commingled open-end and evergreen funds as of that date. As of March 31, 2016, there were no outstanding credit facilities associated with the funds that were consolidated under the new consolidation guidance. Prior to adoption, certain consolidated funds maintained revolving credit facilities to fund investments between, or in advance of, capital drawdowns. These facilities generally (a) were collateralized by the unfunded capital commitments of the consolidated funds’ limited partners, (b) were subject to an annual commitment fee based on unfunded commitments, and (c) contained various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. Additionally, certain consolidated funds had issued senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds were nonrecourse to the Company.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans that had not priced as of period end. The table below sets forth the outstanding debt obligations of CLOs as of the date indicated.

	As of March 31, 2016			As of December 31, 2015
	Carrying Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Carrying Value	Fair Value (2)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (3)	$450,253	2.62%	9.0	$457,196	$447,460	2.37%	9.3
Senior secured notes (4)	452,129	2.80%	10.7	454,423	446,558	2.52%	11.0
Senior secured notes (5)	76,671	2.96%	2.8	79,914	78,632	2.96%	3.0
Senior secured notes (6)	381,169	2.26%	11.5	363,709	357,626	2.26%	11.7
Senior secured notes (7)	454,537	2.71%	11.7	455,295	448,933	2.54%	12.0
Senior secured notes (8)	382,361	2.29%	12.1	361,142	359,914	2.29%	12.3
Senior secured notes (9)	414,781	2.28%	13.1	—	—	—	—
Subordinated note (10)	9,896	N/A	10.7	25,500	16,400	N/A	11.0
Subordinated note (10)	18,298	N/A	11.5	21,183	15,876	N/A	11.7
Subordinated note (10)	17,763	N/A	11.7	25,500	18,337	N/A	12.0
Subordinated note (10)	14,843	N/A	12.1	17,924	11,928	N/A	12.3
Subordinated note (10)	21,304	N/A	13.1	12,036	12,036	N/A	1.6
Term loan	—	—	—	81,238	81,238	1.20%	1.6
Subtotal	2,694,005			2,355,060	$2,294,938
Less: Debt issuance costs	—			(24,701)
CLO debt obligations	$2,694,005			$2,330,359

(1)
The Company adopted the measurement alternative guidance for collateralized financing entities on a modified retrospective approach as of January 1, 2016. Upon adoption, the Company elected the fair value option for the financial liabilities of the consolidated CLOs and determined that the fair value of the CLO assets was more observable than the fair value of the CLO liabilities. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

Company and (b) the carrying value of any beneficial interests that represent compensation for services. Please see notes 2 and 5 for more information.

(2)
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

(3)	The weighted average interest rate is based on LIBOR plus 2.01%.

(4)	The weighted average interest rate is based on LIBOR plus 2.17%.

(5)
The interest rate was LIBOR plus a margin determined based on a formula as defined in the respective borrowing agreements, which incorporate different borrowing values based on the characteristics of collateral investments purchased.  The weighted average unused commitment fee rate ranged from 0% to 2.0%.

(6)	The weighted average interest rate is based on EURIBOR (subject to a zero floor) plus 2.26%.

(7)	The weighted average interest rate is based on LIBOR plus 2.09%.

(8)	The weighted average interest rate is based on EURIBOR (subject to a zero floor) plus 2.29%.

(9)	The weighted average interest rate is based on EURIBOR (subject to a zero floor) plus 2.28%.

(10)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of March 31, 2016 and December 31, 2015, the fair value of CLO assets was $3.0 billion and $2.6 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
Future scheduled principal payments with respect to the debt obligations of CLOs as of March 31, 2016 are as follows:

Remainder of 2016	$—
2017	—
2018	76,671
2019	—
2020	—
Thereafter	2,683,914
Total	$2,760,585
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three Months Ended March 31,
	2016	2015

Beginning balance	$38,173,125	$41,681,155
Cumulative-effect adjustment from adoption of accounting guidance	(37,969,042)	—
Contributions	11,277	2,073,402
Distributions	(15,036)	(1,945,778)
Net income (loss)	(4,282)	1,135,598
Change in distributions payable	1,318	418,943
Change in accrued or deferred contributions	—	(59,583)
Foreign currency translation and other	4,330	(552,223)
Ending balance	$201,690	$42,751,514

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

11. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of March 31, 2016 and December 31, 2015, respectively, OCGH units represented 92,437,787 of the total 155,032,367 Oaktree Operating Group units and 91,937,873 of the total 153,907,733 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,560,615 and $1,575,504 as of March 31, 2016 and December 31, 2015, respectively, the OCGH non-controlling interest was $930,514 and $941,141. As of March 31, 2016 and December 31, 2015, non-controlling interests attributable to related parties and third parties was $11,688 and $102,789, respectively.

The following table sets forth a summary of net income attributable to the OCGH unitholders' non-controlling interest and to Class A unitholders:

	Three Months Ended March 31,
	2016	2015
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	91,914	108,174
Class A unitholders	61,894	45,063
Total weighted average units outstanding	153,808	153,237
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$58,826	$108,766
Net income attributable to Class A unitholders	39,615	45,310
Oaktree Operating Group net income (1)	$98,441	$154,076
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$39,615	$45,310
Non-Operating Group expenses	(264)	(334)
Income tax expense of Intermediate Holding Companies	(11,273)	(6,723)
Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253

(1)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $1,207 of income and $665 of losses for the three months ended March 31, 2016 and 2015, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended March 31,
	2016	2015

Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253
Equity reallocation between controlling and non-controlling interests	7,481	45,761
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$35,559	$84,014

Please see notes 12, 13 and 14 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

12. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended March 31,
	2016	2015
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253
Weighted average number of Class A units outstanding (basic and diluted)	61,894	45,063
Basic and diluted net income per Class A unit	$0.45	$0.85
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of March 31, 2016, there were 92,437,787 OCGH units outstanding, which are vested or will vest through March 1, 2026, that may ultimately be exchanged into 92,437,787 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2016 and 2015.
In connection with the 2014 Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of March 31, 2016, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three months ended March 31, 2016 and 2015. Please see note 15 for more information.
13. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the three months ended March 31, 2016, the Company granted 787,103 Class A units and 622,676 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 4.2 years. The grant date fair value of OCGH units awarded during the three months ended March 31, 2016 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. The calculation of compensation expense for all OCGH units awarded in 2016 assumed a forfeiture rate, based on expected employee turnover, of up to 3.0% annually.
As of March 31, 2016, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $181.4 million over a weighted average period of 4.4 years.
A summary of the status of the Company’s unvested Class A and OCGH unit awards and a summary of changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance, December 31, 2015	2,376,340	$38.18	2,265,967	$40.70
Granted	787,103	46.93	622,676	37.54
Vested	(916,656)	37.42	(302,663)	39.39
Forfeited	(23,242)	32.44	(10,932)	30.44
Balance, March 31, 2016	2,223,545	$41.65	2,575,048	$40.13

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

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
Certain EVUs provide the holder with certain liquidity rights in respect of the one-time special distribution that will be settled in OCGH units. The Company accounts for those EVUs subject to such liquidity rights as liability-classified awards. As of March 31, 2016, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of March 31, 2016, the Company expected to recognize $9.4 million of compensation expense on its unvested EVUs over the next 3.8 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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
14. INCOME TAXES AND RELATED PAYMENTS
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
Taxing authorities are currently examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. The Company believes that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $3.8 million of previously accrued Operating Group income taxes during the four quarters ending March 31, 2017. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
March 31, 2016
($ in thousands, except where noted)

under the tax receivable agreement are recorded. The establishment of a deferred tax asset increases additional paid-in capital because the transactions are between Oaktree and its unitholders.
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2016.
15. COMMITMENTS AND CONTINGENCIES
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of March 31, 2016 and December 31, 2015, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,437,553 and $1,540,469, respectively, for which related direct incentive income compensation expense was estimated to be $691,975 and $750,077, respectively.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the 2014 Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of March 31, 2016 and December 31, 2015, respectively, the fair value of the contingent consideration liability was $27.9 million and $28.5 million. For the three months ended March 31, 2016 and 2015, respectively, the Company recognized income of $0.6 million and expense of $0.8 million associated with changes in the contingent consideration liability. The fair value of the contingent consideration liability is a Level III valuation and was valued using a discounted cash-flow analysis, based on a probability-weighted average estimate of achieving certain performance targets, including fundraising and revenue levels. The assumptions used in the discounted cash-flow analysis were based on a number of factors that require significant judgment. As a result, the ultimate amount of the contingent consideration liability may differ materially. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of March 31, 2016 and December 31, 2015, the Company, generally in its capacity as general partner, had undrawn capital commitments of $469.1 million and $469.4 million, respectively, including commitments to both non-consolidated and consolidated funds.
Investment Commitments of Consolidated Funds
The consolidated funds may be party to certain credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the consolidated funds to extend additional loans to investee companies. The consolidated funds use the same investment criteria in making these unrecorded commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

commitment exceeds the sum of the amount of funded debt and cash held in escrow, if any. As of March 31, 2016 and December 31, 2015, the consolidated funds had aggregate potential credit and investment commitments of $5.5 million and $1.3 billion, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2016 and December 31, 2015, the aggregate amounts guaranteed were zero and $142.4 million, respectively.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2016, the consolidated funds did not provide any financial support to portfolio companies.
16. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and non-consolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $165,431 and $160,952 as of March 31, 2016 and December 31, 2015, respectively, based on a discount rate of 10.0%.

	As of
	March 31, 2016	December 31, 2015
Due from affiliates:
Loans	$28,184	$29,718
Amounts due from non-consolidated funds	116,704	777
Management fees and incentive income due from non-consolidated funds	62,277	—
Payments made on behalf of non-consolidated entities	3,493	3,788
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,182	1,616
Total due from affiliates	$211,840	$35,899
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 14)	$356,851	$356,851
Amounts due to senior executives, certain non-controlling interest holders and employees	609	—
Total due to affiliates	$357,460	$356,851
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily the Company’s employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $204 and $370 for the three months ended March 31, 2016 and 2015, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
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
In January 2016, the Company extended a short-term loan to one of the investment funds that it manages. As of March 31, 2016, the outstanding principal balance was $83.5 million, which was repaid as of May 3, 2016.
Revenues Earned From Oaktree Funds
Management fee and incentive income earned from non-consolidated Oaktree funds totaled $227.0 million and $19.2 million for the three months ended March 31, 2016 and 2015, respectively.
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
Aircraft Services
In March 2015, the Company exercised a purchase option on an airplane lease for $12.5 million. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel and, pursuant to a policy adopted by the Company relating to such personal use, the Company is reimbursed by Mr. Marks for the costs of using the aircraft for personal travel.  Additionally, the Company occasionally makes use of an airplane owned by one of its senior executives for business purposes at a price to the Company that is based on market rates.
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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Beginning with the fourth quarter of 2015, the definition of ANI was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in adjusted net income when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level.
ANI (1) was as follows:

	Three Months Ended March 31,
	2016	2015
Revenues:
Management fees	$201,270	$190,095
Incentive income	96,588	152,879
Investment income	15,077	53,458
Total revenues	312,935	396,432
Expenses:
Compensation and benefits	(104,270)	(108,881)
Equity-based compensation	(10,703)	(7,023)
Incentive income compensation	(49,749)	(90,102)
General and administrative	(31,481)	(29,567)
Depreciation and amortization	(3,160)	(1,891)
Total expenses	(199,363)	(237,464)
Adjusted net income before interest and other income (expense)	113,572	158,968
Interest expense, net of interest income(2)	(8,682)	(8,933)
Other income (expense), net	135	(9)
Adjusted net income	$105,025	$150,026

(1)
In the fourth quarter of 2015, the definition of adjusted net income was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) unrealized gains and losses resulting from foreign-currency hedging activities, which under GAAP are recognized as general and administrative expense in the current period, whereas for adjusted net income are deferred until realized at which time they are included in the same revenue or expense line item as the underlying

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

exposure that was hedged. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Placement costs associated with closed-end funds amounted to $1.0 million for the first quarter of 2015.

(2)	Interest income was $1.3 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.
A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended March 31,
	2016	2015

Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253
Incentive income (1)	39,942	17,378
Incentive income compensation (1)	(39,942)	(23,210)
Investment income (2)	(10,429)	—
Equity-based compensation (3)	3,192	4,683
Placement costs (4)	6,704	—
Foreign-currency hedging (5)	5,866	(5,312)
Acquisition-related items (6)	391	1,807
Income taxes (7)	12,680	7,875
Non-Operating Group expenses (8)	264	334
Non-controlling interests (8)	58,279	108,218
Adjusted net income	$105,025	$150,026

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG.

(2)
This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting are accounted for at amortized cost, subject to impairment between adjusted net income and net income attributable to OCG.

(3)
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

(4)
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

(6)	This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability.

(7)	Because adjusted net income is a pre-tax measure, this adjustment adds back the effect of income tax expense.

(8)
Because adjusted net income is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended March 31, 2016
	Segment	Adjustments	Consolidated

Management fees (1)	$201,270	$(2,717)	$198,553
Incentive income (1)	96,588	(40,651)	55,937
Investment income (1)	15,077	14,370	29,447
Total expenses (2)	(199,363)	14,179	(185,184)
Interest expense, net (3)	(8,682)	(19,023)	(27,705)
Other income (expense), net (4)	135	5,666	5,801
Other income of consolidated funds (5)	—	18,999	18,999
Income taxes	—	(12,680)	(12,680)
Net loss attributable to non-controlling interests in consolidated funds	—	4,944	4,944
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(60,034)	(60,034)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$105,025	$(76,947)	$28,078
Corporate investments (6)	$1,352,362	$(306,785)	$1,045,577
Total assets (7)	$3,136,660	$3,222,154	$6,358,814

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds, (b) for management fees, the reclassification of $662 of net gains related to foreign-currency hedging activities to general and administrative expense, and (c) for investment income, differences of $10,429 related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting are accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $3,245 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $4,311, (c) expenses incurred by the Intermediate Holding Companies of $295, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $39,942, (e) acquisition-related items of $391, (f) adjustments of $5,801 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $53 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $6,704 related to third-party placement costs, and (i) $5,069 of net losses related to foreign-currency hedging activities.

(3)
The interest expense adjustment represents the inclusion of interest expense attributable to third-party investors in CLOs, non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $5,801 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $135 in net gains related to foreign-currency hedging activities to general and administrative expense.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to third-party investors in CLOs and non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments in its CLOs, that are treated as equity- or cost-method investments for segment reporting. The $1.4 billion of corporate investments included $1.2 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

	As of or for the Three Months Ended March 31, 2015
	Segment	Adjustments	Consolidated

Management fees (1)	$190,095	$(139,276)	$50,819
Incentive income (1)	152,879	(152,879)	—
Investment income (1)	53,458	(40,776)	12,682
Total expenses (2)	(237,464)	1,490	(235,974)
Interest expense, net (3)	(8,933)	(37,636)	(46,569)
Other income (expense), net (4)	(9)	4,703	4,694
Other income of consolidated funds (5)	—	1,505,242	1,505,242
Income taxes	—	(7,875)	(7,875)
Net income attributable to non-controlling interests in consolidated funds	—	(1,136,665)	(1,136,665)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(108,101)	(108,101)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$150,026	$(111,773)	$38,253
Corporate investments (6)	$1,503,621	$(1,335,622)	$167,999
Total assets (7)	$3,248,850	$51,784,503	$55,033,353

(1)
The adjustment represents (a) the elimination of amounts attributable to the consolidated funds and (b) for management fees, the reclassification of $2,045 of net gains related to foreign-currency hedging activities to general and administrative expense.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $4,595 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $17,511, (c) expenses incurred by the Intermediate Holding Companies of $334, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $23,210, (e) acquisition-related items of $1,807, (f) adjustments of $5,590 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $88 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $8,244 of net gains related to foreign-currency hedging activities and (i) other expenses of $39.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $5,590 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $887 of net gains related to foreign-currency hedging activities to general and administrative expense.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2016
($ in thousands, except where noted)

18. SUBSEQUENT EVENTS
On April 13, 2016, the Company received commitments from certain accredited investors (collectively, the “Investors”) to purchase $100 million of 3.69% senior notes (the “Notes”) to be issued by its indirect subsidiary, Oaktree Capital Management, L.P. (the “Issuer”), and guaranteed by its indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (the “Guarantors”). These commitments are subject to the execution of a purchase agreement and standard contingencies prior to closing. The Notes will be senior unsecured obligations of the Issuer, jointly and severally guaranteed by the Guarantors, with a maturity of 15 years. The Company intends to use the entire proceeds from the sale of the Notes to pay down a portion of its $250 million term loan due March 31, 2021. The Notes offering is expected to close on July 12, 2016.
On April 28, 2016, the Company declared a distribution of $0.55 per Class A unit. This distribution, which is related to the first quarter of 2016, will be paid on May 13, 2016 to Class A unitholders of record as of the close of business on May 9, 2016.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $97 billion in AUM as of March 31, 2016. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele includes 74 of the 100 largest U.S. pension plans, 39 states in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 300 other non-U.S. institutional investors. As measured by AUM, over 40% of our clients are invested in two or three different investment strategies, and approximately 35% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and certain evergreen funds. Investment income refers to the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in CLOs and other companies.
Business Environment and Developments
As a global investment manager, we are affected by myriad factors, including the condition of the global economy and financial markets; the relative attractiveness of our investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly affect the values of our funds’ investments and our ability to make new investments or sell existing investments for our funds. Historically, however, the diversified nature of both our array of investment strategies and our revenue mix has generally allowed us to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present us with opportunities to raise relatively larger amounts of capital for certain strategies, especially Distressed Debt. Additionally, weak financial markets may also present us with more opportunities to make investments for our funds at reduced prices. Conversely, strong financial markets generally increase the value of our funds’ investments, which positions us for growth in management fees that are based on asset value, and typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related investment income proceeds.
Global financial markets generally were mixed in the first quarter of 2016. The S&P 500 Index had a positive return of 1.3%, the Russell 2000 Index lost 1.5% and non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, ended the quarter down 0.3%. Emerging market equities rose 5.8%, as measured by the MSCI Emerging Markets Index. The 10-year U.S. Treasury yield fell to 1.8% from 2.3% at the beginning of the year. High yield bonds generated a total return in the quarter of 3.2%, as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index. The long slide in oil and certain other energy and commodity prices ended, at least temporarily, though at price levels still disadvantageous for many companies in those industry sectors.

Against this backdrop, our closed-end fund strategies delivered an overall blended gross return for the quarter of 2.0%. Our investment income was impacted by an impairment charge stemming from energy-related holdings in our CLOs. Company-wide total gross capital raised was $1.7 billion for the first quarter of 2016 and $13.4 billion for the last twelve months, and uncalled capital commitments as of March 31, 2016 were a near-record high of $21.4 billion. As of March 31, 2016, AUM was $96.9 billion and management fee-generating AUM reached $79.9 billion. Closed-end funds we are currently marketing include Oaktree Real Estate Opportunities Fund VII (“ROF VII”), Oaktree Opportunities Fund Xb (“Opps Xb”), Oaktree Infrastructure Fund, Oaktree European Capital Solutions Fund, Oaktree European Principal Fund IV and Oaktree Real Estate Debt Fund II.
Understanding Our Results—Consolidation of Oaktree Funds
In February 2015, the Financial Accounting Standards Board (“FASB”) revised its consolidation guidance regarding the analysis that a reporting entity must perform to determine whether it should consolidate a legal entity. The revisions provided guidance for, among various items, evaluating limited partnerships and similar entities for consolidation, how a decision maker’s fees affect the consolidation analysis and how interests held by related parties affect the consolidation analysis. We adopted this guidance as of January 1, 2016 under the modified retrospective approach, which did not require prior periods to be recast. Following our reevaluation of our investment vehicles and other legal entities, as of January 1, 2016, we deconsolidated substantially all of our previously consolidated closed-end and commingled open-end and evergreen funds. The change stemmed from the fact that under the new consolidation guidance, these funds are considered to be variable interest entities (“VIEs”), instead of their prior status as voting interest entities. We are not the primary beneficiary of these VIEs because our fee arrangements are deemed to not be variable interests and we do not hold any other interests in those funds that are considered to be significant. The effect of this deconsolidation was a reduction in total consolidated assets, liabilities, non-controlling redeemable interests in consolidated funds and unitholders' capital as of January 1, 2016 of $45.7 billion, $7.6 billion, $38.0 billion and $90.6 million, respectively. There was no impact on retained earnings or net income attributable to us. Please see note 2 to our condensed consolidated financial statements for more information.
Investment vehicles in which we have a significant investment, such as CLOs and certain Oaktree funds, remain consolidated under GAAP. When a CLO or fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those consolidated funds, which are held by third-party investors, are reflected as debt obligations of CLOs or non-controlling interests in consolidated funds in the condensed consolidated financial statements. All of the revenues earned by us as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to us.
Management makes operating decisions and assesses business performance based on financial and operating metrics and data that are presented without the consolidation of any funds. Note 17 to our condensed consolidated financial statements included elsewhere in this quarterly report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. We also have the opportunity to earn incentive income from most of our closed-end funds and certain evergreen funds. Our closed-end funds generally provide that we receive incentive income only after our investors receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, provided the preferred return continues to be met, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third segment revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies.

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
Expenses
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or the vesting of OCGH and Class A units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units and OCGH equity value units (“EVUs”). Our GAAP-basis statements of operations include equity-based compensation expense for units granted both before and after our initial public offering. Our segment measure of adjusted net income differs from GAAP because it (a) excludes equity-based compensation expense for units granted before our initial public offering and (b) reflects EVUs that are classified as liability awards in our GAAP-basis statements of operations as equity-classified awards (please see “—Segment and Operating Metrics—Adjusted Net Income” below).
As of March 31, 2016, there was $190.8 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 4.2 years. As of March 31, 2016, there was $157.2 million of unrecognized compensation expense for segment reporting purposes, with the difference versus the GAAP-basis figure primarily representing unit grants made before our initial public offering.  The $157.2 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 4.1 years, as shown in the table below. These amounts are subject to change as a result of future unit grants and possible modifications to award terms or changes in estimated forfeiture rates.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Nine Months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through March 2016	$37.9	$44.1	$31.9	$22.9	$6.6	$13.8	$157.2
Incentive Income Compensation
Incentive income compensation expense includes (a) primarily, compensation directly related to segment incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the segment incentive income, and (b) secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because (a) the criteria for recognizing income and expense differ under GAAP and thus may result in timing differences, and (b) for periods prior to the adoption of the deconsolidation guidance in the first quarter of 2016, most segment incentive income was eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For the most meaningful percentage relationship, please see “—Segment Analysis” below.

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
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, office leasehold improvements, a corporate-owned airplane and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. The company-owned airplane is depreciated using the straight-line method over its estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives, which range from three to seven years.
Consolidated Fund Expenses
Consolidated fund expenses consist primarily of costs, expenses and fees that are incurred by, or arise out of the operation and activities of or otherwise are related to, our consolidated funds, including, without limitation, travel expenses, professional fees, research and software expenses, insurance, and other costs associated with administering and supporting those funds. Inasmuch as most of these fund expenses are borne by third-party investors, they reduce the investors’ interests in the consolidated funds and have no impact on net income or loss attributable to the Company.
Other Income (Loss)
Interest Expense
Interest expense primarily reflects the interest expense of the consolidated funds, as well as the interest expense of Oaktree and its operating subsidiaries.
Interest and Dividend Income
Interest and dividend income consists of interest and dividend income earned on the investments held by our consolidated funds, interest income earned by Oaktree and its operating subsidiaries, and for periods prior to the adoption of the deconsolidation guidance in the first quarter of 2016, the consolidated funds’ net operating income from real estate-related activities.
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

Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense, including income related to amounts received for contractually reimbursable costs associated with certain arrangements made in connection with the Highstar acquisition.

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
Oaktree’s effective tax rate is dependent on many factors, including the mix of revenues and expenses between our two corporate Intermediate Holding Companies that are subject to income tax and our three other Intermediate Holding Companies that are not; consequently, the effective tax rate is subject to significant variation from period to period. Oaktree’s effective tax rate used for interim periods is based on the estimated full year income tax rate. Certain items that cannot be reliably estimated, such as incentive income, are excluded from the estimated annual effective tax rate. The tax expense or benefit stemming from these items is recognized in the same period as the underlying income or expense.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes segment results and other items solely attributable to the Company; and

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 11 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. In the fourth quarter of 2015, the definition of ANI was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in adjusted net income when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and the inclusion of non-cash equity-based compensation expense related to unit grants made after our initial public offering likely make our calculation of ANI not directly comparable to economic net income (“ENI”) or other similarly named measures utilized by certain other asset managers.
We calculate adjusted net income-OCG, or adjusted net income per Class A unit, a non-GAAP measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Operating Group income taxes attributable to OCG. Two of our Intermediate Holding Companies incur federal and state income taxes for their shares of Operating Group income. Generally, those two corporate entities hold an interest in the Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings and investment income arising from our one-fifth ownership stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) generally have been subject to corporate-level taxation, and most of our incentive income and other investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings and DoubleLine-related investment income represented a larger proportion of our ANI. Myriad other factors affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.
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
Distributable earnings differs from ANI in that it excludes segment investment income or loss and includes the receipt of investment income or loss from distributions by our investments in funds and companies. Additionally, any impairment charges on our CLO investments included in ANI are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO, in order to align with the timing of expected cash flows. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation expense related to unit grants made after our initial public offering.
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
Distributable earnings-OCG, or distributable earnings per Class A unit, is a non-GAAP measure calculated to provide Class A unitholders with a measure that shows the portion of distributable earnings attributable to their ownership. Distributable earnings-OCG represents distributable earnings, including the effect of (a) the OCGH non-controlling interest, (b) expenses, such as current income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) amounts payable under the tax receivable agreement. The income tax expense included in distributable earnings-OCG represents the implied current provision for income taxes calculated using an approach similar to that which is used in calculating the income tax provision for adjusted net income-OCG.
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

Assets Under Management
AUM generally refers to the assets we manage and equals the NAV of the assets we manage, the fund-level leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments and the aggregate par value of collateral assets and principal cash held by our CLOs. Our AUM includes amounts for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics below may not be directly comparable to the AUM metrics of other asset managers.

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
Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

Condensed Consolidated Statements of Operations	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues:
Management fees	$198,553	$50,819
Incentive income	55,937	—
Total revenues	254,490	50,819
Expenses:
Compensation and benefits	(108,405)	(110,143)
Equity-based compensation	(13,896)	(11,706)
Incentive income compensation	(9,807)	(66,892)
Total compensation and benefits expense	(132,108)	(188,741)
General and administrative	(47,831)	(6,580)
Depreciation and amortization	(4,161)	(2,892)
Consolidated fund expenses	(1,084)	(37,761)
Total expenses	(185,184)	(235,974)
Other income (loss):
Interest expense	(27,705)	(46,569)
Interest and dividend income	36,270	522,929
Net realized gain on consolidated funds’ investments	3,401	474,830
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(20,672)	507,483
Investment income	29,447	12,682
Other income (expense), net	5,801	4,694
Total other income	26,542	1,476,049
Income before income taxes	95,848	1,290,894
Income taxes	(12,680)	(7,875)
Net income	83,168	1,283,019
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	4,944	(1,136,665)
Net income attributable to non-controlling interests in consolidated subsidiaries	(60,034)	(108,101)
Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues
Management Fees
Management fees increased $147.8 million, or 290.9%, to $198.6 million for the three months ended March 31, 2016, from $50.8 million for the three months ended March 31, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016, inasmuch as management fees earned from the deconsolidated funds are no longer eliminated in consolidation.
Incentive Income
Incentive income increased to $55.9 million for the three months ended March 31, 2016, from zero for the three months ended March 31, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016, inasmuch as incentive income earned from the deconsolidated funds is no longer eliminated in consolidation.
Expenses
Compensation and Benefits
Compensation and benefits decreased $1.7 million, or 1.5%, to $108.4 million for the three months ended March 31, 2016, from $110.1 million for the three months ended March 31, 2015, in part reflecting variations in annual bonus accruals.
Equity-based Compensation
Equity-based compensation expense increased $2.2 million, or 18.8%, to $13.9 million for the three months ended March 31, 2016, from $11.7 million for the three months ended March 31, 2015, primarily reflecting non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $57.1 million, or 85.4%, to $9.8 million for the three months ended March 31, 2016, from $66.9 million for the three months ended March 31, 2015. The percentage decrease was larger than the corresponding decline of 36.8% in segment incentive income, primarily due to timing differences associated with the recognition of segment incentive income and incentive income compensation expense, as well as catch-up tax distributions related to incentive interests previously awarded to certain investment professionals.
General and Administrative
General and administrative expense increased $41.2 million, or 624.2%, to $47.8 million for the three months ended March 31, 2016, from $6.6 million for the three months ended March 31, 2015. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $7.5 million, or 23.9%, to $38.9 million from $31.4 million, primarily reflecting higher placement costs associated with closed-end funds.
Depreciation and Amortization
Depreciation and amortization expense increased $1.3 million, or 44.8%, to $4.2 million for the three months ended March 31, 2016, from $2.9 million for the three months ended March 31, 2015. The increase in part reflected amortization of leasehold improvements associated with office space expansion.
Consolidated Fund Expenses
Consolidated fund expenses decreased $36.7 million, or 97.1%, to $1.1 million for the three months ended March 31, 2016, from $37.8 million for the three months ended March 31, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.

Other Income (Loss)
Interest Expense
Interest expense decreased $18.9 million, or 40.6%, to $27.7 million for the three months ended March 31, 2016, from $46.6 million for the three months ended March 31, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Interest and Dividend Income
Interest and dividend income decreased $486.6 million, or 93.1%, to $36.3 million for the three months ended March 31, 2016, from $522.9 million for the three months ended March 31, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $471.4 million, or 99.3%, to $3.4 million for the three months ended March 31, 2016, from $474.8 million for the three months ended March 31, 2015. The decrease primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a loss of $20.7 million for the three months ended March 31, 2016 and a gain of $507.5 million for the three months ended March 31, 2015. Excluding the $471.4 million decrease in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a net loss of $17.3 million for the three months ended March 31, 2016, as compared to a net gain of $982.3 million for the three months ended March 31, 2015. The decrease primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Investment Income
Investment income increased $16.7 million, or 131.5%, to $29.4 million for the three months ended March 31, 2016, from $12.7 million for the three months ended March 31, 2015. The increase primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016, inasmuch as investment income earned from the deconsolidated funds is no longer eliminated in consolidation. Our one-fifth ownership stake in DoubleLine accounted for investment income of $15.1 million and $14.6 million in the current and prior-year periods, respectively, of which performance fees accounted for $0.6 million and $2.0 million, respectively.
Other Income (Expense), Net
Other income (expense), net increased $1.1 million, or 23.4%, to income of $5.8 million for the three months ended March 31, 2016, from income of $4.7 million for the three months ended March 31, 2015, reflecting a $0.9 million loss in the prior-year period associated with certain non-operating corporate activities.
Income Taxes
Income taxes increased $4.8 million, or 60.8%, to $12.7 million for the three months ended March 31, 2016, from $7.9 million for the three months ended March 31, 2015.  The increase was primarily attributable to a higher effective tax rate. The effective tax rates applicable to Class A unitholders for the three months ended March 31, 2016 and 2015 were 29% and 15%, respectively, resulting from estimated full-year effective rates of 26% and 19%, respectively.  The 29% effective tax rate applicable to Class A unitholders for the three months ended March 31, 2016 was based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We would expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased $1,141.6 million, to a loss of $4.9 million for the three months ended March 31, 2016, as compared to income of $1,136.7 million for the three months ended March 31, 2015. The decrease primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $10.2 million, or 26.6%, to $28.1 million for the three months ended March 31, 2016, from $38.3 million for the three months ended March 31, 2015. The decrease was primarily attributable to lower segment profits, partially offset by a larger allocation of income to OCG as a result of an increase in the average number of Class A units outstanding during each period.

Segment Financial Data
The following table presents segment financial data:

Segment Statements of Operations Data: (1)	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$201,270	$190,095
Incentive income	96,588	152,879
Investment income	15,077	53,458
Total revenues	312,935	396,432
Expenses:
Compensation and benefits	(104,270)	(108,881)
Equity-based compensation	(10,703)	(7,023)
Incentive income compensation	(49,749)	(90,102)
General and administrative	(31,481)	(29,567)
Depreciation and amortization	(3,160)	(1,891)
Total expenses	(199,363)	(237,464)
Adjusted net income before interest and other income (expense)	113,572	158,968
Interest expense, net of interest income (2)	(8,682)	(8,933)
Other income (expense), net	135	(9)
Adjusted net income	$105,025	$150,026

Adjusted net income-OCG	$30,160	$36,723
Adjusted net income per Class A unit	0.49	0.81
Distributable earnings	125,725	135,196
Distributable earnings-OCG	41,843	34,733
Distributable earnings per Class A unit	0.68	0.77
Fee-related earnings	62,359	49,756
Fee-related earnings-OCG	23,059	12,733
Fee-related earnings per Class A unit	0.37	0.28

Weighted average number of Operating Group units outstanding	153,808	153,237
Weighted average number of Class A units outstanding	61,894	45,063

Operating Metrics:
Assets under management (in millions):
Assets under management	$96,874	$99,903
Management fee-generating assets under management	79,908	78,497
Incentive-creating assets under management	31,205	34,458
Uncalled capital commitments	21,400	17,196
Accrued incentives (fund level):
Incentives created (fund level)	(46,270)	265,462
Incentives created (fund level), net of associated incentive income compensation expense	(16,991)	136,299
Accrued incentives (fund level)	1,442,359	2,061,990
Accrued incentives (fund level), net of associated incentive income compensation expense	747,711	1,073,445

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree's proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. In the fourth quarter of 2015, the definition of adjusted net income was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for adjusted net income unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in adjusted net income when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. Adjusted net income is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $1.3 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Assets Under Management:	(in millions)
Closed-end funds	$59,081	$59,430	$56,259
Open-end funds	33,008	33,202	38,340
Evergreen funds	4,785	4,727	5,304
Total	$96,874	$97,359	$99,903

	Three Months Ended March 31,
	2016	2015
Change in Assets Under Management:	(in millions)
Beginning balance	$97,359	$90,831
Closed-end funds:
Capital commitments/other (1)	866	9,440
Distributions for a realization event/other (2)	(2,014)	(1,937)
Change in uncalled capital commitments for funds entering or in liquidation (3)	—	(240)
Foreign-currency translation	341	(776)
Change in market value (4)	365	1,197
Change in applicable leverage	93	372
Open-end funds:
Contributions	735	1,710
Redemptions	(1,771)	(1,429)
Foreign-currency translation	222	(444)
Change in market value (4)	620	1,051
Evergreen funds:
Contributions or new capital commitments	66	204
Redemptions or distributions/other	(50)	(56)
Distributions from restructured funds	(9)	(5)
Foreign-currency translation	(3)	(1)
Change in market value (4)	54	(14)
Ending balance	$96,874	$99,903

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

Management Fee-generating Assets Under Management

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$7,184	$6,580	$6,032
Other closed-end funds	35,956	35,709	30,614
Open-end funds	32,939	33,135	38,257
Evergreen funds	3,829	3,473	3,594
Total	$79,908	$78,897	$78,497

	Three Months Ended March 31,
Change in Management Fee-generating Assets Under Management:	2016	2015
	(in millions)
Beginning balance	$78,897	$78,079
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	686	607
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	201	264
Change attributable to funds in liquidation (2)	(381)	(861)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	—	(435)
Distributions by funds that pay fees based on NAV/other (4)	(113)	(109)
Foreign-currency translation	229	(467)
Change in market value (5)	85	17
Change in applicable leverage	144	358
Open-end funds:
Contributions	735	1,696
Redemptions	(1,772)	(1,413)
Foreign-currency translation	222	(444)
Change in market value	619	1,035
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	337	233
Redemptions or distributions	(28)	(41)
Change in market value	47	(22)
Ending balance	$79,908	$78,497

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

(2)
These amounts represent the change for funds that pay fees based on the lesser of funded capital or cost basis during the liquidation period, as well as recallable distributions at the end of the investment period. For most closed-end funds, management fees are charged during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund, with the cost basis of assets generally calculated by excluding cash balances. Thus, changes in fee basis during the liquidation period are not dependent on distributions made from the fund; rather, they are tied to the cost basis of the fund’s investments, which typically declines as the fund sells assets.

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

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees and co-investments that pay no management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	March 31, 2016	December 31, 2015	March 31, 2015
	(in millions)
Assets under management	$96,874	$97,359	$99,903
Difference between assets under management and committed capital or cost basis for applicable closed-end funds (1)	(1,829)	(2,958)	(5,620)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(8,143)	(8,215)	(9,190)
Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV	(4,095)	(4,754)	(4,238)
Oaktree’s general partner investments in management fee-generating funds	(1,727)	(1,357)	(1,200)
Funds that are no longer paying management fees and co-investments that pay no management fees	(1,172)	(1,178)	(1,158)
Management fee-generating assets under management	$79,908	$78,897	$78,497

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.52	1.52	1.54
Open-end funds	0.47	0.48	0.47
Evergreen funds	1.33	1.43	1.50
Overall	0.98	0.99	0.94

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of March 31, 2016, December 31, 2015 and March 31, 2015, the portion of incentive-creating AUM generating incentives at the fund level was $16.5 billion, $17.5 billion and $25.4 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$29,251	$30,100	$32,374
Evergreen funds	1,954	1,823	2,084
Total	$31,205	$31,923	$34,458
Three Months Ended March 31, 2016
AUM decreased $0.5 billion, or 0.5%, to $96.9 billion as of March 31, 2016, from $97.4 billion as of December 31, 2015. The decrease reflected $2.0 billion of distributions to closed-end fund investors and $1.0 billion of net outflows from open-end funds, partially offset by $1.0 billion in aggregate market-value gains, $0.9 billion of aggregate capital inflows for closed-end funds and $0.6 billion of favorable foreign-currency translation.
Management fee-generating AUM, a forward-looking metric, increased $1.0 billion, or 1.3%, to $79.9 billion as of March 31, 2016, from $78.9 billion as of December 31, 2015. The increase reflected an aggregate $0.9 billion increase from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis and additional capital commitments for Oaktree Opportunities Fund X (“Opps X”), as well as $0.8 billion of aggregate market-value gains and $0.5 billion of favorable foreign-currency translation. The increase was partially offset by $1.0 billion of net outflows from open-end funds and a $0.4 billion decline attributable to closed-end funds in liquidation.
Incentive-creating AUM decreased $0.7 billion, or 2.2%, to $31.2 billion as of March 31, 2016, from $31.9 billion as of December 31, 2015. The decrease reflected the net effect of $0.7 billion in drawdowns by closed-end funds, $2.0 billion in distributions from closed-end funds, $0.3 billion in aggregate market-value gains and $0.2 billion of favorable foreign-currency translation.
Three Months Ended March 31, 2015
AUM grew $9.1 billion, or 10.0%, to $99.9 billion as of March 31, 2015, from $90.8 billion as of December 31, 2014. The increase reflected $9.4 billion in capital inflows for closed-end funds and $2.2 billion of market-value gains, partially offset by $1.9 billion of distributions to closed-end fund investors and a $1.2 billion negative impact from foreign-currency translation.
Management fee-generating AUM increased $0.4 billion, or 0.5%, to $78.5 billion as of March 31, 2015, from $78.1 billion as of December 31, 2014. The increase reflected $1.0 billion in market-value gains in funds for which management fees are based on NAV, $0.9 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, and $0.6 billion attributable to CLOs and capital commitments to closed-end funds, partially offset by a $0.9 billion decline attributable to closed-end funds in liquidation, a $0.9 billion negative impact from foreign-currency translation and $0.4 billion in uncalled capital commitments for closed-end funds entering or in liquidation.
Incentive-creating AUM grew $0.6 billion, or 1.8%, to $34.5 billion as of March 31, 2015, from $33.9 billion as of December 31, 2014. The increase reflected the net effect of $1.2 billion in drawdowns by closed-end funds, $1.0 billion in market-value gains, $1.2 billion in distributions by closed-end funds and a $0.5 billion negative impact from foreign-currency translation.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2016	2015
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,585,217	$1,949,407
Incentives created (fund level):
Closed-end funds	(46,845)	265,457
Evergreen funds	575	5
Total incentives created (fund level)	(46,270)	265,462
Less: segment incentive income recognized by us	(96,588)	(152,879)
Ending balance	$1,442,359	$2,061,990
Accrued incentives (fund level), net of associated incentive income compensation expense	$747,711	$1,073,445
As of March 31, 2016 and 2015, the portion of net accrued incentives (fund level) represented by funds that was currently paying incentives was $294.1 million and $419.8 million, respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of March 31, 2016, $497.7 million, or 67%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 35% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended March 31, 2016 and 2015
Incentives created (fund level) was negative $46.3 million for the three months ended March 31, 2016, reflecting $66.5 million of net negative incentives created (fund level) from Distressed Debt funds, partially offset by $19.7 million of positive incentives created (fund level) from Real Estate funds.
Incentives created (fund level) was $265.5 million for the three months ended March 31, 2015, reflecting $261.8 million from Control Investing funds and $49.1 million from Real Estate funds, partially offset by $60.4 million of net negative incentives created (fund level) from Distressed Debt funds.
Uncalled Capital Commitments
As of March 31, 2016, December 31, 2015, and March 31, 2015, uncalled capital commitments were $21.4 billion, $21.7 billion and $17.2 billion, respectively. Capital drawn by closed-end funds during the three months ended March 31, 2016 aggregated $0.8 billion, as compared with $1.6 billion for the three months ended March 31, 2015.

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
Adjusted Net Income (1)
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit data)
Revenues:
Management fees	$201,270	$190,095
Incentive income	96,588	152,879
Investment income	15,077	53,458
Total revenues	312,935	396,432
Expenses:
Compensation and benefits	(104,270)	(108,881)
Equity-based compensation	(10,703)	(7,023)
Incentive income compensation	(49,749)	(90,102)
General and administrative	(31,481)	(29,567)
Depreciation and amortization	(3,160)	(1,891)
Total expenses	(199,363)	(237,464)
Adjusted net income before interest and other income (expense)	113,572	158,968
Interest expense, net of interest income	(8,682)	(8,933)
Other income (expense), net	135	(9)
Adjusted net income	105,025	150,026
Adjusted net income attributable to OCGH non-controlling interest	(62,762)	(105,907)
Non-Operating Group expenses	(264)	(334)
Adjusted net income-OCG before income taxes	41,999	43,785
Income taxes-OCG	(11,839)	(7,062)
Adjusted net income-OCG	$30,160	$36,723
Adjusted net income per Class A unit	$0.49	$0.81
Weighted average number of Class A units outstanding	61,894	45,063

(1)
In the fourth quarter of 2015, the definition of adjusted net income was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) unrealized gains and losses resulting from foreign-currency hedging activities, which under GAAP are recognized as general and administrative expense in the current period, whereas for adjusted net income are deferred until realized at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Placement costs associated with closed-end funds amounted to $1.0 million for the first quarter of 2015.

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit data)
Revenues:
Management fees	$201,270	$190,095
Incentive income	96,588	152,879
Receipts of investment income from funds (1)	12,923	23,961
Receipts of investment income from companies	13,558	8,796
Total distributable earnings revenues	324,339	375,731
Expenses:
Compensation and benefits	(104,270)	(108,881)
Incentive income compensation	(49,749)	(90,102)
General and administrative	(31,481)	(29,567)
Depreciation and amortization	(3,160)	(1,891)
Total expenses	(188,660)	(230,441)
Other income (expense):
Interest expense, net of interest income	(8,682)	(8,933)
Operating Group income taxes	(1,407)	(1,152)
Other income (expense), net	135	(9)
Distributable earnings	125,725	135,196
Distributable earnings attributable to OCGH non-controlling interest	(75,132)	(95,439)
Non-Operating Group expenses	(264)	(334)
Distributable earnings-OCG income taxes	(3,380)	(280)
Tax receivable agreement	(5,106)	(4,410)
Distributable earnings-OCG	$41,843	$34,733
Distributable earnings per Class A unit	$0.68	$0.77
Weighted average number of Class A units outstanding	61,894	45,063

(1)
This adjustment characterizes a portion of the distributions received from funds as receipts of investment income or loss. In general, the income or loss component of a fund distribution is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends. Additionally, any impairment charges on our CLO investments in adjusted net income are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO, in order to align with the timing of expected cash flows.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Distributable earnings declined $9.5 million, or 7.0%, to $125.7 million for the three months ended March 31, 2016, from $135.2 million for the three months ended March 31, 2015, reflecting decreases of $16.0 million in incentive income, net of incentive income compensation expense (“net incentive income”) and $6.3 million in investment income proceeds, partially offset by a $12.6 million increase in fee-related earnings. For the current-year period, investment income proceeds totaled $26.5 million, including $12.9 million from fund distributions and $13.6 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $32.8 million, of which $24.0 million and $12.4 million was attributable to fund distributions and DoubleLine, respectively.

The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Distributable earnings	$125,725	$135,196
Investment income (1)	15,077	53,458
Receipts of investment income from funds (2)	(12,923)	(23,961)
Receipts of investment income from companies	(13,558)	(8,796)
Equity-based compensation (3)	(10,703)	(7,023)
Operating Group income taxes	1,407	1,152
Adjusted net income	105,025	150,026
Incentive income (4)	(39,942)	(17,378)
Incentive income compensation (4)	39,942	23,210
Investment income (5)	10,429	—
Equity-based compensation (6)	(3,192)	(4,683)
Placement costs (7)	(6,704)	—
Foreign-currency hedging (8)	(5,866)	5,312
Acquisition-related items (9)	(391)	(1,807)
Income taxes (10)	(12,680)	(7,875)
Non-Operating Group expenses (11)	(264)	(334)
Non-controlling interests (11)	(58,279)	(108,218)
Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253

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

(5)
This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting are accounted for at amortized cost, subject to impairment between adjusted net income and net income attributable to OCG.

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

(7)
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

(9)	This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability.

(10)	Because adjusted net income and distributable earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(11)
Because adjusted net income and distributable earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Distributable earnings-OCG (1)	$41,843	$34,733
Investment income attributable to OCG	6,067	15,721
Receipts of investment income from funds attributable to OCG	(5,200)	(7,046)
Receipts of investment income from companies attributable to OCG	(5,456)	(2,587)
Equity-based compensation attributable to OCG (2)	(4,307)	(2,065)
Distributable earnings-OCG income taxes	3,380	280
Tax receivable agreement	5,106	4,410
Income taxes of Intermediate Holding Companies	(11,273)	(6,723)
Adjusted net income-OCG (1)	30,160	36,723
Incentive income attributable to OCG (3)	(16,073)	(5,110)
Incentive income compensation attributable to OCG (3)	16,073	6,825
Investment income attributable to OCG (4)	4,197	—
Equity-based compensation attributable to OCG (5)	(1,285)	(1,377)
Placement costs attributable to OCG (6)	(2,698)	—
Foreign-currency hedging attributable to OCG (7)	(2,359)	1,562
Acquisition-related items attributable to OCG (8)	(158)	(531)
Non-controlling interests attributable to OCG (8)	221	161
Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253

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

(3)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income-OCG and net income attributable to OCG.

(4)
This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting are accounted for at amortized cost, subject to impairment between adjusted net income-OCG and net income attributable to OCG.

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

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$148,251	$131,647
Open-end funds	38,413	44,441
Evergreen funds	14,606	14,007
Total management fees	201,270	190,095
Expenses:
Compensation and benefits	(104,270)	(108,881)
General and administrative	(31,481)	(29,567)
Depreciation and amortization	(3,160)	(1,891)
Total expenses	(138,911)	(140,339)
Fee-related earnings	62,359	49,756
Fee-related earnings attributable to OCGH non-controlling interest	(37,264)	(35,124)
Non-Operating Group expenses	(295)	(335)
Fee-related earnings-OCG before income taxes	24,800	14,297
Fee-related earnings-OCG income taxes	(1,741)	(1,564)
Fee-related earnings-OCG	$23,059	$12,733
Fee-related earnings per Class A unit	$0.37	$0.28
Weighted average number of Class A units outstanding	61,894	45,063
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Fee-related earnings increased $12.6 million, or 25.3%, to $62.4 million for the three months ended March 31, 2016, from $49.8 million for the three months ended March 31, 2015. The increase reflected $11.2 million of higher management fees, $4.6 million of lower compensation and benefits, and $1.9 million of higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.37 and $0.28 per unit for the three months ended March 31, 2016 and 2015, respectively.
The effective tax rate applicable to fee-related earnings for the three months ended March 31, 2016 and 2015 was 7% and 11%, respectively, resulting from estimated full-year effective rates of 7% and 10%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fee-related earnings (1)	$62,359	$49,756
Incentive income	96,588	152,879
Incentive income compensation	(49,749)	(90,102)
Investment income	15,077	53,458
Equity-based compensation (2)	(10,703)	(7,023)
Interest expense, net of interest income	(8,682)	(8,933)
Other income (expense), net	135	(9)
Adjusted net income	105,025	150,026
Reconciling adjustments (3)	(76,947)	(111,773)
Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253

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

(3)	Please refer to the table on page 69 for a detailed reconciliation of adjusted net income to net income attributable to Oaktree Capital Group, LLC.
The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fee-related earnings-OCG (1)	$23,059	$12,733
Incentive income attributable to OCG	38,868	44,958
Incentive income compensation attributable to OCG	(20,020)	(26,497)
Investment income attributable to OCG	6,067	15,721
Equity-based compensation attributable to OCG (2)	(4,307)	(2,065)
Interest expense, net of interest income attributable to OCG	(3,463)	(2,626)
Other income (expense) attributable to OCG	54	(3)
Non-fee-related earnings income taxes attributable to OCG (3)	(10,098)	(5,498)
Adjusted net income-OCG (1)	30,160	36,723
Reconciling adjustments (4)	(2,082)	1,530
Net income attributable to Oaktree Capital Group, LLC	$28,078	$38,253

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

(4)	Please refer to the table on page 70 for a detailed reconciliation of adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Management Fees:
Closed-end funds	$148,251	$131,647
Open-end funds	38,413	44,441
Evergreen funds	14,606	14,007
Total	$201,270	$190,095

Management fees increased $11.2 million, or 5.9%, to $201.3 million for the three months ended March 31, 2016, from $190.1 million for the three months ended March 31, 2015, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds grew $16.7 million, or 12.7%, to $148.3 million for the three months ended March 31, 2016, from $131.6 million for the three months ended March 31, 2015. The growth reflected an aggregate increase of $29.7 million principally from the start of the investment periods for Oaktree Power Opportunities Fund IV, Oaktree Principal Fund VI, Opps X and ROF VII. The increase was partially offset by an aggregate decline of $13.0 million primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $6.0 million, or 13.5%, to $38.4 million for the three months ended March 31, 2016, from $44.4 million for the three months ended March 31, 2015, primarily as a result of net outflows and market-value declines across our open-end strategies.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $0.6 million, or 4.3%, to $14.6 million for the three months ended March 31, 2016, from $14.0 million for the three months ended March 31, 2015, primarily reflecting drawdowns of capital commitments by Strategic Credit. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.33% as of March 31, 2016, from 1.50% as of March 31, 2015, in part due to Strategic Credit, for which the average management fee rate is lower than 1.50%.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Incentive Income:
Closed-end funds	$96,588	$152,879
Incentive income decreased $56.3 million, or 36.8%, to $96.6 million for the three months ended March 31, 2016, from $152.9 million for the three months ended March 31, 2015. The current-year period included tax-related incentive distributions of $72.7 million and other incentive distributions of $23.9 million, as compared with $129.4 million and $23.5 million, respectively, in the prior-year period.

Investment Income
A summary of investment income is set forth below:

	Three Months Ended March 31,
	2016	2015
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$(13,543)	$11,351
Convertible Securities	(944)	948
Distressed Debt	8,891	1,936
Control Investing	(1,447)	17,757
Real Estate	3,105	5,769
Listed Equities	3,488	3,140
Non-Oaktree funds	420	2,593
Income from investments in companies	15,107	9,964
Total investment income	$15,077	$53,458
Investment income decreased $38.4 million, or 71.8%, to $15.1 million for the three months ended March 31, 2016, from $53.5 million for the three months ended March 31, 2015. The decline reflected a $23 million impairment charge on our investments in certain of our CLOs, predominantly stemming from holdings in energy-related companies. After giving effect to the impairment charge, as of March 31, 2016 these CLOs represented $59.2 million of our total CLO carrying value of $144.0 million. Our one-fifth ownership stake in DoubleLine accounted for investment income of $15.1 million and $14.6 million for the first three months of 2016 and 2015, respectively, of which performance fees accounted for $0.6 million and $2.0 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits decreased $4.6 million, or 4.2%, to $104.3 million for the three months ended March 31, 2016, from $108.9 million for the three months ended March 31, 2015, in part reflecting variations in annual bonus accruals.
Equity-based Compensation
Equity-based compensation increased $3.7 million, or 52.9%, to $10.7 million for the three months ended March 31, 2016, from $7.0 million for the three months ended March 31, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $40.4 million, or 44.8%, to $49.7 million for the three months ended March 31, 2016, from $90.1 million for the three months ended March 31, 2015. The percentage decrease was larger than the corresponding decline of 36.8% in incentive income, primarily as a result of catch-up tax distributions related to incentive interests awarded to certain investment professionals.
General and Administrative
General and administrative expense increased $1.9 million, or 6.4%, to $31.5 million for the three months ended March 31, 2016, from $29.6 million for the three months ended March 31, 2015, reflecting higher general operating expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $1.3 million, or 68.4%, to $3.2 million for the three months ended March 31, 2016, from $1.9 million for the three months ended March 31, 2015, in part reflecting amortization of leasehold improvements associated with office space expansion.

Interest Expense, Net of Interest Income
Interest expense, net decreased $0.2 million, or 2.2%, to $8.7 million for the three months ended March 31, 2016, from $8.9 million for the three months ended March 31, 2015, reflecting higher interest income.
Other Income (Expense), Net
Other income (expense), net of $0.1 million in income for the three months ended March 31, 2016 reflected foreign-currency transaction gains. The prior-year period’s net expense of $9,000 reflected $0.9 million of losses associated with certain non-operating corporate activities, almost entirely offset by foreign-currency transaction gains.
Adjusted Net Income
ANI decreased $45.0 million, or 30.0%, to $105.0 million for the three months ended March 31, 2016, from $150.0 million for the three months ended March 31, 2015, reflecting declines of $16.0 million in net incentive income, and $38.4 million in investment income, partially offset by a $12.6 million increase in fee-related earnings.
Income Taxes-OCG
Income taxes increased $4.7 million, or 66.2%, to $11.8 million for the three months ended March 31, 2016, from $7.1 million for the three months ended March 31, 2015.  Income taxes increased while adjusted net income-OCG before income taxes declined primarily due to a higher effective tax rate for the three months ended March 31, 2016. The effective tax rates applied to ANI for the three months ended March 31, 2016 and 2015 were 28% and 16%, respectively, resulting from estimated full-year effective rates of 23% and 19%, respectively.  The 28% effective tax rate applied to ANI for the three months ended March 31, 2016 was based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We would expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income, and certain incentive and investment income rises, and vice versa.

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
The following table presents our segment statements of financial condition:

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Assets:	(in thousands)
Cash and cash-equivalents	$342,079	$476,046	$434,232
U.S. Treasury securities	618,899	661,116	570,749
Corporate investments	1,352,362	1,434,109	1,503,621
Deferred tax assets	425,904	425,798	430,873
Receivables and other assets	397,416	257,013	309,375
Total assets	$3,136,660	$3,254,082	$3,248,850
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$253,305	$368,980	$252,006
Due to affiliates	356,851	356,851	371,988
Debt obligations	845,736	846,354	845,776
Total liabilities	1,455,892	1,572,185	1,469,770
Capital:
OCGH non-controlling interest in consolidated subsidiaries	945,519	944,882	1,159,339
Unitholders’ capital attributable to Oaktree Capital Group, LLC	735,249	737,015	619,741
Total capital	1,680,768	1,681,897	1,779,080
Total liabilities and capital	$3,136,660	$3,254,082	$3,248,850
Corporate Investments
A summary of corporate investments is set forth below:

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$381,456	$432,228	$426,543
Convertible Securities	1,579	18,497	19,647
Distressed Debt	379,507	379,676	429,173
Control Investing	258,753	267,692	262,492
Real Estate	127,731	135,922	145,330
Listed Equities	111,185	105,631	148,383
Non-Oaktree funds	66,321	65,901	49,706
Investments in companies	25,830	28,562	22,347
Total corporate investments	$1,352,362	$1,434,109	$1,503,621

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2016, we had $1.0 billion of cash and U.S. Treasury securities and $846 million in outstanding debt, net of debt issuance costs. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of March 31, 2016 and the date of this report. Oaktree’s investments in funds and companies had a carrying value of $1.4 billion as of March 31, 2016.
Ongoing sources of cash, or distributable earnings, include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of March 31, 2016, corporate investments of $1.4 billion included unrealized investment income proceeds of $232 million, of which $106 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we expect that we would suspend paying such distributions.
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

Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are discussed below.
Operating Activities
Net cash used in operating activities was $328.8 million and $1.9 billion in the first three months of 2016 and 2015, respectively. These amounts included, for the first three months of 2016 and 2015, respectively: (a) net purchases of securities of the consolidated funds of $229.1 million and $1.9 billion; (b) net realized gains on investments of the consolidated funds of $3.4 million and $474.8 million; and (c) changes in unrealized depreciation on investments of the consolidated funds of $20.7 million and unrealized appreciation of $507.5 million.
Investing Activities
Investing activities provided $83.9 million and $88.8 million of cash in the first three months of 2016 and 2015, respectively. Investing activities were primarily driven by net U.S. Treasury investment activities. Net activity from purchases, maturities and sales of U.S. Treasury securities included net proceeds of $42.2 million and $84.8 million for the first three months of 2016 and 2015, respectively. Corporate investments in funds and companies of $19.5 million and $13.9 million for the first three months of 2016 and 2015, respectively, consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Funds	$48,002	$57,576
Eliminated in consolidation	(28,465)	(43,644)
Total investments	$19,537	$13,932

Distributions and proceeds from corporate investments in funds and companies of $62.8 million and $30.4 million for the first three months of 2016 and 2015, respectively, consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Funds	$92,005	$78,570
Eliminated in consolidation	(29,194)	(72,149)
Unconsolidated companies	—	24,013
Total proceeds	$62,811	$30,434

Purchases of fixed assets were $1.6 million and $12.5 million for the first three months of 2016 and 2015, respectively.
Financing Activities
Financing activities provided $221.6 million and $901.1 million of cash in the first three months of 2016 and 2015, respectively. For the first three months of 2016 and 2015, respectively, financing activities included: (a) net distributions to non-controlling interests in consolidated funds of $4.6 million and net contributions from non-controlling interests in consolidated funds of $130.0 million; (b) net repayments on credit facilities of the consolidated funds of $98.8 million and net borrowings of $490.3 million; (c) distributions to unitholders of $80.9 million and $98.7 million; (d) proceeds from debt obligations issued by our CLOs of $426.3 million and $394.3 million; (e) payments for debt issuance costs of $8.8 million and $9.1 million; and (f) net unit purchases of $9.7 million and $4.3 million.

Future Sources and Uses of Liquidity
We expect to continue to make distributions to our Class A unitholders pursuant to our distribution policy. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our Class A units in open market or privately negotiated purchases or otherwise, redeem our Class A units pursuant to the terms of our operating agreement, or repurchase OCGH units.
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
In April 2016, we received commitments from certain accredited investors (collectively, the “Investors”) to purchase $100 million of 3.69% senior notes (the “Notes”) to be issued by our indirect subsidiary, Oaktree Capital Management, L.P. (the “Issuer”), and guaranteed by our indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (the “Guarantors” and together with the Issuer, the “Obligors”). These commitments are subject to the execution of a purchase agreement and standard contingencies prior to closing. The Notes will be senior unsecured obligations of the Issuer, jointly and severally guaranteed by the Guarantors, with a maturity of 15 years. We intend to use the entire proceeds from the sale of the Notes to pay down a portion of our $250 million term loan due March 31, 2021. The Notes offering is expected to close on July 12, 2016.
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extends the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire principal amount of $250 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.22% through January 2017, based on our current credit ratings. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increases the minimum level of assets under management to $60 billion and makes certain other amendments to the provisions of the Credit Agreement. As of March 31, 2016, we had no outstanding borrowings under our $500 million revolving credit facility and were able to draw the full amount available without violating any financial maintenance covenants.
In September 2014, the Obligors issued and sold to certain accredited investors $50 million aggregate principal amount of our 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of our 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of our 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “2014 Notes”) pursuant to a note and guarantee agreement (the “Note Agreement”). The 2014 Notes are senior unsecured obligations of the Issuer, guaranteed by the Guarantors on a joint and several basis. Interest on the 2014 Notes is payable semi-annually.
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
In addition to the 2009 Notes, as of March 31, 2016, we had two other series of senior notes outstanding, with an aggregate remaining principal balance of $100 million due in 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of March 31, 2016, we were required to maintain approximately $76.2 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of March 31, 2016, future payments of this nature were estimated to aggregate $37.1 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $75.2 million over the period ending approximately in 2034 with respect to our initial public offering.
In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of March 31, 2016, future payments with respect to the May 2013 Offering were estimated to aggregate $104.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of March 31, 2016, future payments with respect to the March 2014 Offering were estimated to aggregate $78.1 million over the period ending approximately in 2036.

In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of March 31, 2016, future payments with respect to the March 2015 Offering were estimated to aggregate $62.5 million over the period ending approximately in 2037.
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2016.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2016:

	Last Nine Months of 2016	2017-2018	2019-2020	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$10,619	$19,070	$21,608	$50,185	$101,482
Debt obligations payable	100,000	—	250,000	500,000	850,000
Interest obligations on debt (2)	29,909	60,066	37,952	72,314	200,241
Tax receivable agreement	19,393	41,882	45,375	250,201	356,851
Contingent consideration (3)	27,884	—	—	—	27,884
Commitments to Oaktree and third-party funds (4)	469,091	—	—	—	469,091
Subtotal	656,896	121,018	354,935	872,700	2,005,549
Consolidated Funds:
Debt obligations of CLOs	—	76,671	—	2,683,914	2,760,585
Interest on debt obligations of CLOs (2)	50,042	133,389	128,912	417,248	729,591
Commitments to fund investments (5)	5,531	—	—	—	5,531
Total	$712,469	$331,078	$483,847	$3,973,862	$5,501,256

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

(3)
This represents the undiscounted contingent consideration obligation as of March 31, 2016 related to the 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2016 column.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2016.

As of March 31, 2016, none of the incentive income we had recognized was subject to clawback by the funds.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 15 for information on our commitments and contingencies.
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
The table below summarizes the investments and other financial instruments, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of March 31, 2016	Level I	Level II	Level III	Total

Closed-end funds	$3,621	$(59,892)	$203,282	$147,011
Open-end funds	20,980	40,115	60	61,155
Evergreen funds	53,896	(1,144)	3,648	56,400
Total	$78,497	$(20,921)	$206,990	$264,566

As of December 31, 2015
Closed-end funds	$3,435,823	$8,557,125	$26,508,067	$38,501,015
Open-end funds	992,683	3,814,699	80,210	4,887,592
Evergreen funds	383,349	585,417	629,430	1,598,196
Total	$4,811,855	$12,957,241	$27,217,707	$44,986,803

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2016, we had investments, at fair value of $3.0 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $303.3 million. Of this decline, approximately $143.5 million would impact net income attributable to Oaktree Capital Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital or drawn capital during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the three months ended March 31, 2016 and 2015, NAV-based management fees represented approximately 31% and 36%, respectively, of total management fees. Based on investments held as of March 31, 2016, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $5.9 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of March 31, 2016, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $240.0 million decrease in the amount of investment income. The estimated decline of $240.0 million is greater than 10% of the March 31, 2016 corporate investments balance primarily due to the levered nature of our CLO investments, which have been a growing component of our corporate investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the three months ended March 31, 2016, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $2.7 million;

•	our operating expenses would have increased by $3.0 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.2 million; and

•	our income tax expense would have decreased by $0.1 million.
These movements would not have materially affected net income attributable to OCG.
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
Interest-rate Risk
As of March 31, 2016, Oaktree and its operating subsidiaries had $846 million in debt obligations, net of debt issuance costs, consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan’s floating interest rate to fixed through January 2017. As a result, for the three months ended March 31, 2016, there would not have been a material impact to interest expense attributable to Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate segment cash and U.S. Treasury securities as of March 31, 2016, we estimate that Oaktree and its operating subsidiaries would generate an additional $9.6 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated CLOs have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our CLOs would have to make, impacting future earnings and cash flows. As of March 31, 2016, $2.7 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $25.3 million in the event interest rates were to increase by 100 basis points.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal Actions” in note 15 to our condensed consolidated financial statements included elsewhere in this quarterly report, which section is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2016, we issued 13,646 Class A units to a departing employee in consideration of services rendered under our 2011 Equity Incentive Plan, which was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on March 31, 2016, we issued 622,676 Class B units to OCGH which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of March 31, 2016
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb	TBD	—	$7,743	$—	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (6)	Jan. 2016	Jan. 2019	3,205	481	37	1	517	3,125	—	7	502	nm	nm	1.1x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	5,066	(218)	4	4,844	4,966	—	—	5,873	0.9%	(2.4)%	1.0
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	2,692	454	1,133	2,013	2,190	52	—	2,422	7.4	4.1	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	1,099	440	1,062	477	464	15	—	483	12.4	9.8	1.5
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	4,507	1,816	4,327	1,996	2,040	144	94	1,852	11.7	8.3	1.5
Special Account A	Nov. 2008	Oct. 2012	253	253	276	463	66	75	42	13	—	27.8	22.4	2.1
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	9,844	8,726	17,329	1,241	1,378	1,453	243	—	22.0	16.7	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	3,598	1,454	4,597	455	769	81	—	572	10.3	7.6	1.5
OCM Opportunities Fund VI	Jul. 2005	Jul. 2008	1,773	1,773	1,301	2,833	241	391	134	120	—	12.0	8.8	1.8
OCM Opportunities Fund V	Jun. 2004	Jun. 2007	1,179	1,179	965	2,097	47	—	179	10	—	18.5	14.2	1.9
Legacy funds (7).	Various	Various	9,543	9,543	8,205	17,695	53	—	1,113	11	—	24.2	19.3	1.9
												22.1%	16.3%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII (8)	Jan. 2016	Jan. 2020	$2,104	$—	$(5)	$3	$(8)	$1,542	$—	$—	$—	n/a	n/a	n/a
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	2,677	1,022	513	3,186	2,610	10	187	2,637	20.7%	14.0%	1.4x
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	1,283	888	1,202	969	538	56	113	528	18.2	13.3	1.8
Special Account D	Nov. 2009	Nov. 2012	256	264	163	285	142	88	3	13	96	14.3	12.2	1.7
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	450	385	647	188	127	23	49	25	16.2	11.1	2.0
OCM Real Estate Opportunities Fund III	Sep. 2002	Sep. 2005	707	707	620	1,290	37	—	115	7	—	15.3	11.3	2.0
Legacy funds (7).	Various	Various	1,634	1,610	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
												15.7%	12.2%
Real Estate Debt
Oaktree Real Estate Debt Fund (9).	Sep. 2013	Sep. 2016	$1,112	$415	$48	$276	$187	$404	$—	$7	$155	21.5%	15.1%	1.2x
Oaktree PPIP Fund (10) .	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2	n/a	1.4

European Principal Investments (11)
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	€2,750	€1,373	€285	€3,838	€3,240	€—	€267	€3,031	22.1%	14.5%	1.6x
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	€1,731	€495	€1,476	€750	€1,079	€29	€—	€1,008	9.6	5.6	1.4
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	$473	$458	$846	$85	$—	$48	$39	$—	11.8	9.0	2.1
												14.0%	9.3%
European Private Debt
Oaktree European Capital Solutions Fund (6) (9)	Dec. 2015	Dec. 2018	€140	€11	€(1)	€—	€10	€28	€—	€—	€11	nm	nm	n/a
Oaktree European Dislocation Fund (9).	Oct. 2013	Oct. 2016	€294	€172	€25	€139	€58	€168	€—	€4	€43	22.6%	16.1%	1.2x
Special Account E	Oct. 2013	Apr. 2015	€379	€261	€44	€167	€138	€158	€—	€7	€122	14.0	10.7	1.2
												16.3%	12.0%

			As of March 31, 2016
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Global Principal Investments
Oaktree Principal Fund VI (6)	Nov. 2015	Nov. 2018	$1,223	$177	$24	$31	$170	$1,167	$—	$5	$153	nm	nm	1.2x
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	2,827	2,586	387	1,277	1,696	1,839	50	—	2,222	8.1%	3.3%	1.3
Special Account C	Dec. 2008	Feb. 2014	505	460	185	352	293	354	21	—	292	11.4	8.0	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	3,328	2,028	3,701	1,655	1,037	22	96	1,536	10.7	8.1	1.7
OCM Principal Opportunities Fund III	Nov. 2003	Nov. 2008	1,400	1,400	879	2,166	113	—	149	22	—	13.8	9.5	1.8
Legacy funds (7).	Various	Various	2,301	2,301	1,839	4,138	2	—	236	—	—	14.5	11.6	1.8
												12.7%	9.2%
Power Opportunities
Oaktree Power Opportunities Fund IV (6)	Nov. 2015	Nov. 2020	$1,106	$75	$(6)	$—	$69	$1,078	$—	$—	$76	nm	nm	1.0x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	685	346	570	461	397	14	52	274	23.5%	14.0%	1.6
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	541	1,450	1,982	9	—	100	1	—	76.1	58.8	3.9
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												34.8%	26.6%
Infrastructure Investing
Highstar Capital IV (12).	Nov. 2010	Nov. 2016	$2,484	$1,977	$499	$409	$2,067	$1,882	$—	$7	$1,568	18.0%	9.8%	1.4x

Mezzanine Finance
Oaktree Mezzanine Fund IV (6) (9)	Oct. 2014	Oct. 2019	$852	$186	$11	$9	$188	$182	$—	$—	$189	nm	nm	1.1x
Oaktree Mezzanine Fund III (13).	Dec. 2009	Dec. 2014	1,592	1,423	356	1,318	461	431	10	16	443	15.1%	10.3% / 8.1%	1.3
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	1,107	530	1,489	148	164	—	—	160	11.4	7.9	1.6
OCM Mezzanine Fund (14).	Oct. 2001	Oct. 2006	808	773	302	1,073	2	—	38	—	—	15.4	10.8 / 10.5	1.5
												13.2%	8.9%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2016	$384	$220	$8	$—	$228	$364	$—	$—	$245	6.2%	2.4%	1.1x
Special Account F	Jan. 2014	Jan. 2017	253	142	6	—	148	146	—	—	159	5.1	2.9	1.1
				72,403	(11)			35,073	(11)	1,429	(11)	5.8%	2.6%
		Other (15)		12,107				8,080		9
		Total (16)		$84,510	(17)			$43,153		$1,438

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) exclude Oaktree segment incentive income previously recognized.

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

(5)	Multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.

(6)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through March 31, 2016 was less than 18 months.

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

(8)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(9)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of March 31, 2016 management fee-generating AUM included only that portion of committed capital that had been drawn.

(10)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(11)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the March 31, 2016 spot rate of $1.14.

(12)
The fund includes co-investments of $482 million in AUM, most of which do not pay management fees or an incentive allocation. These co-investments have been excluded from the calculation of gross and net IRR, as well as the unreturned drawn capital plus accrued preferred return amount and multiple of drawn capital. The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of March 31, 2016, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) amount shown for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

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

(16)
This excludes two closed-end funds with management fee-generating AUM aggregating $534 million as of March 31, 2016, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $547 million of management fee-generating AUM.

(17)	The aggregate change in drawn capital for the three months ended March 31, 2016 was $0.8 billion.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of March 31, 2016	Twelve Months Ended March 31, 2016			Since Inception through March 31, 2016
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$15,029	(2.9)%	(3.4)%	(4.6)%	9.2%	8.7%	8.2%	0.77	0.52
Global High Yield Bonds	Nov. 2010	4,189	(2.4)	(2.9)	(3.3)	6.4	5.9	5.5	0.93	0.83
European High Yield Bonds	May 1999	1,309	2.4	1.9	1.5	8.0	7.5	6.1	0.67	0.40
U.S. Convertibles	Apr. 1987	3,539	(9.7)	(10.1)	(7.3)	9.2	8.7	7.9	0.46	0.33
Non-U.S. Convertibles	Oct. 1994	1,709	(2.3)	(2.8)	(2.2)	8.4	7.9	5.7	0.76	0.39
High Income Convertibles	Aug. 1989	761	0.0	(0.7)	(4.7)	11.2	10.4	7.9	1.01	0.55
U.S. Senior Loans	Sept. 2008	1,607	(3.5)	(4.0)	(1.1)	5.6	5.1	4.8	0.96	0.56
European Senior Loans	May 2009	1,643	2.9	2.4	1.7	8.6	8.1	9.3	1.67	1.67
Emerging Markets Equities	Jul. 2011	3,153	(15.6)	(16.3)	(12.0)	(4.0)	(4.8)	(4.1)	(0.20)	(0.22)
Total		$32,939

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.
Evergreen Funds

		As of March 31, 2016				Twelve Months Ended March 31, 2016		Since Inception through March 31, 2016
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	Jul. 2012	$2,975	$2,247	$ n/a		(5.5)%	(6.1)%	6.2%	4.2%
Value Opportunities	Sept. 2007	1,265	1,210	—	(3)	(13.9)	(15.8)	8.1	4.0
Value Equities (4)	May 2012	299	234	—	(3)	(14.4)	(15.7)	15.0	9.6
Emerging Markets Absolute Return	Apr. 1997	145	125	—	(3)	(0.2)	(1.7)	13.2	8.9
			3,816	—
Restructured funds			—	4
Total (2) (5)			$3,816	$4

(1)	Returns represent time-weighted rates of return.

(2)	Includes two closed-end funds with an aggregate $738 million and $534 million of AUM and management fee-generating AUM, respectively.

(3)
As of March 31, 2016, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $272 million for Value Opportunities, $28 million for Value Equities and $7 million for Emerging Markets Absolute Return.

(4)	Includes performance results of a proprietary fund with an initial capital commitment of $25 million since its inception on May 1, 2012.

(5)
Total excludes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $547 million of management fee-generating AUM as of March 31, 2016.

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
Date: May 9, 2016

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

10.1
Second Amendment to Credit Agreement, dated as of March 31, 2016, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 6, 2016).

10.2*	Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement.

10.3*	Form of Oaktree Capital Group Holdings, L.P. Restricted Unit Award Agreement.

10.4*	Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement for Outside Directors.

10.5*	Form of Profit Sharing Letter Agreement.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.