Form 10-Q
period 2016-06-30
Oaktree Capital Group, LLC
filed 2016-08-04
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 2, 2016, there were 62,581,044 Class A units and 92,339,963 Class B units of the registrant outstanding.

1

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016 (“annual report”), which is accessible on the SEC’s website at www.sec.gov, and in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2016	December 31, 2015
Assets
Cash and cash-equivalents	$403,417	$480,590
U.S. Treasury securities	684,224	661,116
Corporate investments (includes $100,616 and $67,626 measured at fair value as of June 30, 2016 and December 31,2015, respectively)	1,036,238	213,988
Due from affiliates	117,863	35,899
Deferred tax assets	426,119	425,798
Other assets	186,826	254,267
Assets of consolidated funds:
Cash and cash-equivalents	227,737	2,850,512
Investments, at fair value	3,302,188	45,179,906
Dividends and interest receivable	13,666	189,693
Due from brokers	135,677	706,708
Receivable for securities sold	88,815	163,799
Derivative assets, at fair value	420	198,351
Other assets	1,685	402,104
Total assets	$6,624,875	$51,762,731
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$169,344	$319,834
Accounts payable, accrued expenses and other liabilities	141,361	121,934
Due to affiliates	358,716	356,851
Debt obligations	795,958	846,354
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	20,691	128,774
Payables for securities purchased	331,841	478,437
Securities sold short, at fair value	61,838	91,246
Derivative liabilities, at fair value	1,375	300,208
Distributions payable	5,802	364,773
Borrowings under credit facilities	65,700	6,442,742
Debt obligations of CLOs	2,678,566	2,330,359
Total liabilities	4,631,192	11,781,512
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	249,257	38,173,125
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 62,602,795 and 61,969,860 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Class B units, no par value, unlimited units authorized, 92,340,656 and 91,937,873 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	730,396	735,166
Retained earnings	14,928	—
Accumulated other comprehensive income (loss)	309	(1,216)
Class A unitholders’ capital	745,633	733,950
Non-controlling interests in consolidated subsidiaries	969,872	1,043,930
Non-controlling interests in consolidated funds	28,921	30,214
Total unitholders’ capital	1,744,426	1,808,094
Total liabilities and unitholders’ capital	$6,624,875	$51,762,731

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Management fees	$195,015	$50,923	$393,568	$101,742
Incentive income	87,701	564	143,638	564
Total revenues	282,716	51,487	537,206	102,306
Expenses:
Compensation and benefits	(103,002)	(107,750)	(211,407)	(217,893)
Equity-based compensation	(14,726)	(16,083)	(28,622)	(27,789)
Incentive income compensation	(35,461)	(35,211)	(45,268)	(102,103)
Total compensation and benefits expense	(153,189)	(159,044)	(285,297)	(347,785)
General and administrative	(32,949)	(33,488)	(80,780)	(40,068)
Depreciation and amortization	(4,048)	(3,107)	(8,209)	(5,999)
Consolidated fund expenses	(1,462)	(50,290)	(2,546)	(88,051)
Total expenses	(191,648)	(245,929)	(376,832)	(481,903)
Other income (loss):
Interest expense	(26,730)	(52,742)	(54,435)	(99,311)
Interest and dividend income	37,138	478,311	73,408	1,001,240
Net realized gain on consolidated funds’ investments	6,682	857,548	10,083	1,332,378
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(5,301)	(1,418,385)	(25,973)	(910,902)
Investment income	41,000	15,694	70,447	28,376
Other income (expense), net	5,548	2,863	11,349	7,557
Total other income (loss)	58,337	(116,711)	84,879	1,359,338
Income (loss) before income taxes	149,405	(311,153)	245,253	979,741
Income taxes	(8,571)	(5,485)	(21,251)	(13,360)
Net income (loss)	140,834	(316,638)	224,002	966,381
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(7,319)	391,961	(2,375)	(744,704)
Net income attributable to non-controlling interests in consolidated subsidiaries	(84,468)	(55,509)	(144,502)	(163,610)
Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067
Distributions declared per Class A unit	$0.55	$0.64	$1.02	$1.20
Net income per unit (basic and diluted):
Net income per Class A unit	$0.78	$0.41	$1.24	$1.24
Weighted average number of Class A units outstanding	62,617	48,372	62,256	46,727

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended June 30, 2016	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$49,047	$84,468	$7,319	$140,834
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,004	1,484	—	2,488
Unrealized gain on interest-rate swap designated as cash-flow hedge	87	128	—	215
Other comprehensive income, net of tax	1,091	1,612	—	2,703
Total comprehensive income	50,138	86,080	7,319	143,537
Less: Comprehensive income attributable to non-controlling interests	—	(86,080)	(7,319)	(93,399)
Comprehensive income attributable to Oaktree Capital Group, LLC	$50,138	$—	$—	$50,138
Three Months Ended June 30, 2015
Net income (loss)	$19,814	$55,509	$(391,961)	$(316,638)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	603	1,316	—	1,919
Unrealized gain on interest-rate swap designated as cash-flow hedge	130	284	—	414
Other comprehensive income, net of tax	733	1,600	—	2,333
Total comprehensive income (loss)	20,547	57,109	(391,961)	(314,305)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(57,109)	391,961	334,852
Comprehensive income attributable to Oaktree Capital Group, LLC	$20,547	$—	$—	$20,547

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — (Continued)
(in thousands)

Six Months Ended June 30, 2016	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$77,125	$144,502	$2,375	$224,002
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,446	2,135	—	3,581
Unrealized gain on interest-rate swap designated as cash-flow hedge	79	116	—	195
Other comprehensive income, net of tax	1,525	2,251	—	3,776
Total comprehensive income	78,650	146,753	2,375	227,778
Less: Comprehensive income attributable to non-controlling interests	—	(146,753)	(2,375)	(149,128)
Comprehensive income attributable to Oaktree Capital Group, LLC	$78,650	$—	$—	$78,650
Six Months Ended June 30, 2015
Net income	$58,067	$163,610	$744,704	$966,381
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(294)	(834)	—	(1,128)
Unrealized gain on interest-rate swap designated as cash-flow hedge	91	192	—	283
Other comprehensive loss, net of tax	(203)	(642)	—	(845)
Total comprehensive income	57,864	162,968	744,704	965,536
Less: Comprehensive income attributable to non-controlling interests	—	(162,968)	(744,704)	(907,672)
Comprehensive income attributable to Oaktree Capital Group, LLC	$57,864	$—	$—	$57,864

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$224,002	$966,381
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(70,447)	(28,376)
Depreciation and amortization	8,209	5,999
Equity-based compensation	28,622	27,789
Net realized and unrealized (gain) loss from consolidated funds’ investments	15,890	(421,476)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(4,860)	(10,122)
Income distributions from corporate investments in funds and companies	52,154	36,281
Amortization or write-down of debt issuance costs	608	5,718
Cash flows due to changes in operating assets and liabilities:
Decrease in other assets	20,175	31,597
Increase in net due to affiliates	116	4,727
Decrease in accrued compensation expense	(150,490)	(114,253)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	25,590	(24,285)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(1,622)	(2,412)
(Increase) decrease in due from brokers	20,693	(257,939)
Increase in receivables for securities sold	(75,113)	(190,740)
Increase in other assets	(1,346)	(52,222)
Increase in accounts payable, accrued expenses and other liabilities	5,479	47,638
Increase in payables for securities purchased	184,080	321,221
Purchases of securities	(1,570,440)	(9,840,256)
Proceeds from maturities and sales of securities	1,048,193	8,220,736
Net cash used in operating activities	(240,507)	(1,273,994)
Cash flows from investing activities:
Purchases of U.S. Treasury securities	(473,115)	(265,722)
Proceeds from maturities and sales of U.S. Treasury securities	450,007	240,054
Corporate investments in funds and companies	(37,228)	(40,398)
Distributions and proceeds from corporate investments in funds and companies	132,159	43,778
Purchases of fixed assets	(4,159)	(16,991)
Net cash provided by (used in) investing activities	67,664	(39,279)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Payment of debt issuance costs	$(801)	$—
Repayment of debt obligations	(50,000)	—
Proceeds from issuance of Class A units	—	237,820
Purchase of OCGH units	—	(237,820)
Repurchase and cancellation of units	(10,315)	(4,290)
Distributions to Class A unitholders	(63,547)	(55,466)
Distributions to OCGH unitholders	(116,193)	(155,391)
Contributions from non-controlling interests	—	4,000
Distributions to non-controlling interests	(3,515)	(3,096)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	64,321	3,035,701
Distributions to non-controlling interests	(23,598)	(3,436,558)
Proceeds from debt obligations issued by CLOs	426,292	401,372
Payment of debt issuance costs	(7,974)	(9,108)
Borrowings on credit facilities	129,885	3,527,603
Repayments on credit facilities	(165,849)	(2,580,453)
Net cash provided by financing activities	178,706	724,314
Effect of exchange rate changes on cash	6,379	(25,239)
Net decrease in cash and cash-equivalents	12,242	(614,198)
Cash and cash-equivalents, beginning balance	3,331,102	3,348,494
Change in cash and cash-equivalents from adoption of accounting guidance	(2,712,190)	—
Cash and cash-equivalents, ending balance	$631,154	$2,734,296

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2015	61,970	91,938	$735,166	$—	$(1,216)	$1,043,930	$30,214	$1,808,094
Activity for the six months ended June 30, 2016:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(12,912)	—	—	(109,709)	—	(122,621)
Issuance of Class A units	897	—	—	—	—	—	—	—
Issuance of Class B units	—	630	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(41)	(111)	—	—	—	—	—	—
Cancellation of units	(223)	(116)	—	—	—	—	—	—
Repurchase and cancellation of units	—	—	(10,089)	—	—	(226)	—	(10,315)
Equity reallocation between controlling and non-controlling interests	—	—	8,126	—	—	(8,126)	—	—
Capital increase related to equity-based compensation	—	—	11,455	—	—	16,958	—	28,413
Distributions declared	—	—	(1,350)	(62,197)	—	(119,708)	(1,679)	(184,934)
Net income	—	—	—	77,125	—	144,502	386	222,013
Foreign currency translation adjustment, net of tax	—	—	—	—	1,446	2,135	—	3,581
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	79	116	—	195
Unitholders’ capital as of June 30, 2016	62,603	92,341	$730,396	$14,928	$309	$969,872	$28,921	$1,744,426

Unitholders’ capital as of December 31, 2014	43,764	109,089	$536,431	$11,378	$(1,070)	$1,265,961	$27,430	$1,840,130
Activity for the six months ended June 30, 2015:
Issuance of Class A units	4,608	—	237,820	—	—	—	—	237,820
Issuance of Class B units	—	1,151	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(78)	—	—	—	—	—	—
Cancellation of units	—	(4,702)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(237,820)	—	—	—	—	(237,820)
Deferred tax effect resulting from the purchase of OCGH units	—	—	11,025	—	—	—	—	11,025
Repurchase and cancellation of units	—	—	—	—	—	(4,290)	—	(4,290)
Capital contributions	—	—	—	—	—	4,000	2,880	6,880
Equity reallocation between controlling and non-controlling interests	—	—	45,202	—	—	(45,202)	—	—
Capital increase related to equity-based compensation	—	—	8,155	—	—	18,503	—	26,658
Distributions declared	—	—	—	(55,466)	—	(158,487)	(1,326)	(215,279)
Net income	—	—	—	58,067	—	163,610	2,096	223,773
Foreign currency translation adjustment, net of tax	—	—	—	—	(294)	(834)	—	(1,128)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	91	192	—	283
Unitholders’ capital as of June 30, 2015	48,372	105,460	$600,813	$13,979	$(1,273)	$1,243,453	$31,080	$1,888,052

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. Certain of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established by GAAP. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies of the Company
Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) amended its consolidation guidance which changed the way a reporting entity should evaluate limited partnerships and similar entities for consolidation, how a decision maker’s fees affect the consolidation analysis, and how interests held by related parties affect the consolidation analysis. The Company adopted this guidance as of January 1, 2016 under the modified retrospective approach, which did not require prior periods to be recast. In connection with the adoption, the Company reevaluated all of its investment vehicles and other legal entities for consolidation. As of January 1, 2016, the Company deconsolidated substantially all of its previously consolidated investment funds because those funds, which had previously been evaluated as voting interest entities, became variable interest entities (“VIEs”) under the new consolidation guidance, and the Company was not the primary beneficiary because its fee arrangements were no longer deemed to be variable interests and it did not hold any other interests in those funds that were considered to be more than insignificant. The adoption resulted in a reduction to total consolidated assets, liabilities, non-controlling redeemable interests in consolidated funds and unitholders' capital as of January 1, 2016 of $45.7 billion, $7.6 billion, $38.0 billion and $90.6 million, respectively. There was no impact on retained earnings or net income attributable to the Company.
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
June 30, 2016
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
June 30, 2016
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
June 30, 2016
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
June 30, 2016
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
June 30, 2016
($ in thousands, except where noted)

market for the investment existed, and the differences could be material to the condensed consolidated financial statements.
Recent Accounting Developments
In March 2016, the FASB issued guidance that affects several aspects of accounting for employee share-based payment awards. The amendments would impact the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In March 2016, the FASB issued guidance eliminating the requirement to retroactively apply the equity method of accounting when a reporting entity obtains significant influence over an investment (e.g., due to an increase in ownership) that previously had been accounted for under the cost basis or at fair value. Instead, the reporting entity would be required to apply the equity method of accounting prospectively from the date significant influence was obtained. The cost of the additional interest in the investee, if any, should be added to the current basis of the investment. The amendment also provides guidance for available-for-sale investments that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings as of the date the investment initially qualifies for the use of the equity method. The guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The guidance is effective for the Company in the first quarter of 2019 using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. Early adoption is permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In January 2016, the FASB issued guidance that changes the classification and measurement of financial instruments and amends certain disclosure requirements associated with the fair value of financial instruments. The amendments revise the accounting related to (a) the classification and measurement of investments in equity investments and (b) the presentation of certain fair value changes for financial liabilities measured at fair value. Specifically, the guidance generally requires equity investments to be carried at fair value with changes flowing through net income. This requirement does not apply to equity-method investments. For financial liabilities measured at fair value, the guidance requires fair value changes attributable to instrument-specific credit risk to be presented separately in other comprehensive income, as opposed to reflecting the entire fair-value change in net income. The guidance is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in the statements of financial position. Previously, such costs were reflected in the statements of financial position as a deferred asset. The new guidance requires these costs to be presented as a direct deduction from the related debt liability and to be amortized as interest expense. The amendment does not affect the current guidance on the recognition and measurement of debt issuance costs. The Company adopted the guidance in the first quarter of 2016 on a retrospective basis. The adoption resulted in the reclassification of deferred debt issuance costs related to the Company and the consolidated funds, respectively, of $3.6 million and $44.7 million as of December 31, 2015, from other assets to debt obligations in the condensed consolidated statements of financial condition.
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
June 30, 2016
($ in thousands, except where noted)

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
In May 2014, the FASB and International Accounting Standards Board issued converged guidance on revenue recognition, which outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most current revenue recognition guidance, including industry-specific guidance. The guidance provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis, eliminates an entity’s ability to recognize revenue if there is risk of significant reversal, and requires enhanced disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue. In April and May 2016, the FASB amended certain aspects of the new revenue recognition guidance, including performance obligations, licensing, collectability, noncash consideration and contract modifications. The guidance will be effective for the Company in the first quarter of 2018 on either a full or modified retrospective basis, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
3. VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary. VIEs include funds managed by Oaktree and CLOs for which Oaktree acts as collateral manager. The purpose of these VIEs is to provide investment opportunities for investors in exchange for management fees and, in certain cases, performance-based allocations. While the investment strategies of the funds and CLOs differ by product, in general the fundamental risks of the funds and CLOs have similar characteristics, including loss of invested capital and reduction or absence of management and performance-based fees. As general partner or collateral manager, respectively, Oaktree generally considers itself the sponsor of the applicable fund or CLO. The Company does not provide performance guarantees and, other than capital commitments, has no financial obligation to provide funding to VIEs.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

As discussed in note 2, the Company adopted the new consolidation guidance in the first quarter of 2016 under the modified retrospective approach as of January 1, 2016, which did not require prior periods to be recast. The adoption resulted in the deconsolidation of substantially all of Oaktree’s investment funds as of January 1, 2016.
Consolidated VIEs
As of June 30, 2016, the Company consolidated 17 VIEs for which it was the primary beneficiary, including eight funds managed by Oaktree, eight CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the CLOs had not priced as of June 30, 2016. As of December 31, 2015, the Company consolidated eight VIEs pursuant to the consolidation rules then in effect.
As of June 30, 2016, the assets and liabilities of the 16 consolidated VIEs representing funds and CLOs amounted to $3.7 billion and $3.2 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, both of which are eliminated in consolidation. As of June 30, 2016, the Company’s investments in consolidated VIEs had a carrying value of $279.1 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 9 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
As of June 30, 2016, the assets and liabilities of VIEs that were not consolidated, and the Company’s investments in those VIEs, are shown below. As of December 31, 2015, there were no VIEs for which the Company was not the primary beneficiary pursuant to the consolidation rules then in effect.

Carrying Value as of June 30, 2016

Assets of VIEs	$48,148,869
Liabilities of VIEs	$8,808,034

Corporate investments	$1,008,016
Due from affiliates	39,515
Maximum exposure to loss	$1,047,531
4. INVESTMENTS
Corporate Investments
Corporate investments consist of investments in funds and companies in which the Company does not have a controlling financial interest. Investments for which the Company is deemed to exert significant influence are accounted for using the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect each respective

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

fund’s holdings at fair value, equity-method investments in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) and other companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
The Company adopted the new consolidation guidance effective the first quarter of 2016, resulting in the deconsolidation of substantially all of Oaktree’s investment funds. Corporate investments consisted of the following:

	As of
Corporate Investments:	June 30, 2016	December 31, 2015

Equity-method Investments:
Oaktree funds	$915,942	$51,899
Non-Oaktree funds	59	65,901
Companies	19,621	28,562
Other investments, at fair value	100,616	67,626
Total corporate investments	$1,036,238	$213,988
The components of investment income (loss) are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Income (Loss):	2016	2015	2016	2015

Equity-method Investments:
Oaktree funds	$10,245	$1,075	$28,901	$327
Non-Oaktree funds	14	2,140	318	4,733
Companies	16,682	12,358	31,789	22,322
Other investments, at fair value	14,059	121	9,439	994
Total investment income	$41,000	$15,694	$70,447	$28,376
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of or for the year ended December 31, 2015, no individual equity-method investment met the significance criteria. As a result, separate financial statements were not required for any of the Company’s equity-method investments.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below. Equity-method investments were not material for periods prior to adoption of the deconsolidation guidance in the first quarter of 2016, pursuant to the consolidation rules then in effect.

Statement of Financial Condition:	As of June 30, 2016
Assets:
Cash and cash-equivalents	$3,285,360
Investments, at fair value	40,995,952
Other assets	2,220,264
Total assets	$46,501,576
Liabilities and Capital:
Debt obligations	$7,014,441
Other liabilities	2,285,463
Total liabilities	9,299,904
Total capital	37,201,672
Total liabilities and capital	$46,501,576

Statements of Operations:	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues / investment income	$482,265	$1,025,099
Interest expense	(41,640)	(80,169)
Other expenses	(217,303)	(437,739)
Net realized and unrealized gain on investments	550,657	838,724
Net income	$773,979	$1,345,915
Other Investments, at Fair Value
Other investments, at fair value primarily consist of investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected, as well as derivatives utilized to hedge the Company’s exposure to investment income earned from unconsolidated funds. The following table summarizes net gains (losses) attributable to the Company's other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Realized gain (loss)	$105	$58	$(2,389)	$58
Net change in unrealized gain (loss)	13,954	63	11,828	936
Total	$14,059	$121	$9,439	$994

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
United States:
Debt securities:
Consumer discretionary	$550,122	$3,387,072	16.7%	7.5%
Consumer staples	153,994	686,071	4.7	1.5
Energy	50,760	854,220	1.5	1.9
Financials	124,291	1,293,508	3.8	2.9
Government	—	95,508	—	0.2
Health care	292,452	1,135,799	8.9	2.5
Industrials	352,038	1,710,706	10.7	3.8
Information technology	251,870	1,293,815	7.6	2.9
Materials	197,230	1,393,521	6.0	3.1
Telecommunication services	65,559	471,711	2.0	1.0
Utilities	44,249	686,126	1.3	1.5
Total debt securities (cost: $2,130,737 and $15,304,870 as of June 30, 2016 and December 31, 2015, respectively)	2,082,565	13,008,057	63.2	28.8
Equity securities:
Consumer discretionary	634	1,813,832	0.0	4.0
Consumer staples	—	872,472	—	1.9
Energy	—	1,810,290	—	4.0
Financials	3,018	7,639,790	0.1	16.9
Health care	112	92,866	0.0	0.2
Industrials	—	1,728,086	—	3.8
Information technology	—	67,253	—	0.2
Materials	—	882,366	—	2.0
Telecommunication services	—	16,471	—	0.0
Utilities	—	156,865	—	0.3
Total equity securities (cost: $2,213 and $13,290,699 as of June 30, 2016 and December 31, 2015, respectively)	3,764	15,080,291	0.1	33.3

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Europe:
Debt securities:
Consumer discretionary	$304,868	$1,329,387	9.2%	2.9%
Consumer staples	81,685	222,789	2.5	0.5
Energy	13,712	144,742	0.4	0.3
Financials	16,367	808,568	0.5	1.8
Government	1,260	46,946	0.0	0.1
Health care	139,437	197,569	4.2	0.5
Industrials	56,557	291,950	1.7	0.7
Information technology	26,818	71,168	0.8	0.2
Materials	198,828	377,460	6.0	0.8
Telecommunication services	158,004	200,610	4.8	0.4
Utilities	—	18,028	—	0.0
Total debt securities (cost: $1,008,521 and $4,207,531 as of June 30, 2016 and December 31, 2015, respectively)	997,536	3,709,217	30.1	8.2
Equity securities:
Consumer discretionary	452	270,370	0.0	0.6
Consumer staples	—	145,108	—	0.3
Energy	—	21,791	—	0.0
Financials	245	6,239,424	0.0	13.8
Government	—	40,290	—	0.1
Health care	—	79,582	—	0.2
Industrials	—	1,499,142	—	3.3
Information technology	—	1,646	—	0.0
Materials	—	475,306	—	1.1
Telecommunication services	—	4,834	—	0.0
Utilities	—	344,736	—	0.8
Total equity securities (cost: $701 and $7,627,245 as of June 30, 2016 and December 31, 2015, respectively)	697	9,122,229	0.0	20.2
Asia and other:
Debt securities:
Consumer discretionary	9,651	102,531	0.3	0.2
Consumer staples	12,851	33,061	0.4	0.1
Energy	11,755	193,645	0.4	0.4
Financials	1,087	27,413	0.0	0.1
Government	560	6,974	0.0	0.0
Health care	122	47,010	0.0	0.1
Industrials	2,867	268,710	0.1	0.6
Information technology	142	31,983	0.0	0.1
Materials	10,290	248,830	0.3	0.6
Utilities	—	2,713	—	0.0
Total debt securities (cost: $55,151 and $1,090,867 as of June 30, 2016 and December 31, 2015, respectively)	49,325	962,870	1.5	2.2

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Asia and other:
Equity securities:
Consumer discretionary	$25,043	$506,761	0.8%	1.1%
Consumer staples	17,393	29,863	0.5	0.1
Energy	11,026	192,844	0.3	0.4
Financials	46,510	986,753	1.4	2.2
Health care	1,471	18,535	0.0	0.1
Industrials	25,865	1,032,225	0.8	2.3
Information technology	20,858	244,433	0.6	0.5
Materials	15,397	96,326	0.5	0.2
Telecommunication services	2,446	34,678	0.1	0.1
Utilities	2,292	154,824	0.1	0.3
Total equity securities (cost: $163,082 and $3,370,406 as of June 30, 2016 and December 31, 2015, respectively)	168,301	3,297,242	5.1	7.3
Total debt securities	3,129,426	17,680,144	94.8	39.2
Total equity securities	172,762	27,499,762	5.2	60.8
Total investments, at fair value	$3,302,188	$45,179,906	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $68,170 and $102,236 as of June 30, 2016 and December 31, 2015, respectively)	$(61,838)	$(91,246)
As of June 30, 2016 and December 31, 2015, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended June 30,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$8,651	$17,740	$707,427	$(1,018,970)
Measurement alternative guidance for CLO liabilities (1)	—	(24,172)	—	—
Foreign-currency forward contracts (2)	(298)	849	175,334	(339,448)
Total-return and interest-rate swaps (2)	(907)	222	(2,248)	(56,008)
Options and futures (2)	(764)	60	(21,778)	(5,150)
Swaptions (2)(3)	—	—	(1,187)	1,191
Total	$6,682	$(5,301)	$857,548	$(1,418,385)

	Six Months Ended June 30,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$12,322	$27,423	$875,226	$(461,655)
Measurement alternative guidance for CLO liabilities (1)	—	(52,374)	—	—
Foreign-currency forward contracts (2)	(500)	457	471,310	(319,064)
Total-return and interest-rate swaps (2)	(890)	(1,396)	(7,174)	(116,226)
Options and futures (2)	(849)	(83)	(3,977)	(16,299)
Swaptions (2)(3)	—	—	(3,007)	2,342
Total	$10,083	$(25,973)	$1,332,378	$(910,902)

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
June 30, 2016
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

	As of June 30, 2016				As of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury securities (1)	$684,224	$—	$—	$684,224	$661,116	$—	$—	$661,116
Corporate investments	—	74,035	26,581	100,616	—	41,876	25,750	67,626
Foreign-currency forward contracts (2)	—	4,649	—	4,649	—	5,875	—	5,875
Total assets	$684,224	$78,684	$26,581	$789,489	$661,116	$47,751	$25,750	$734,617

Liabilities
Contingent consideration (3)	$—	$—	$(24,995)	$(24,995)	$—	$—	$(28,494)	$(28,494)
Foreign-currency forward contracts (3)	—	(14,916)	—	(14,916)	—	(3,286)	—	(3,286)
Interest-rate swaps (3)	—	(712)	—	(712)	—	(943)	—	(943)
Total liabilities	$—	$(15,628)	$(24,995)	$(40,623)	$—	$(4,229)	$(28,494)	$(32,723)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
There were no transfers between Level I and Level II positions for the six months ended June 30, 2016 and 2015.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended June 30,
	2016		2015
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$25,624	$(27,884)	$—	$(28,052)
Net gain (loss) included in earnings	957	2,889	—	(694)
Ending balance	$26,581	$(24,995)	$—	$(28,746)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$957	$2,889	$—	$(694)

	Six Months Ended June 30,
	2016		2015
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$25,750	$(28,494)	$—	$(27,245)
Net gain (loss) included in earnings	831	3,499	—	(1,501)
Ending balance	$26,581	$(24,995)	$—	$(28,746)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$831	$3,499	$—	$(1,501)

The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	June 30, 2016	December 31, 2015	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$26,581	$25,750	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent consideration liability	(24,995)	(28,494)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	48%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
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

	As of June 30, 2016				As of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$2,562,192	$189,909	$2,752,101	$—	$7,891,929	$1,871,375	$9,763,304
Corporate debt – all other	—	375,435	1,890	377,325	5,450	4,902,226	3,009,164	7,916,840
Equities – common stock	149,658	17,361	3,991	171,010	4,836,422	256,604	8,729,202	13,822,228
Equities – preferred stock	1,752	—	—	1,752	—	—	1,363,542	1,363,542
Real estate	—	—	—	—	61,317	—	9,655,270	9,716,587
Real estate loan portfolios	—	—	—	—	—	—	2,597,405	2,597,405
Total investments	151,410	2,954,988	195,790	3,302,188	4,903,189	13,050,759	27,225,958	45,179,906
Derivatives:
Foreign-currency forward contracts	—	416	—	416	—	156,234	—	156,234
Swaps	—	—	—	—	—	16,544	—	16,544
Options and futures	4	—	—	4	—	25,559	—	25,559
Swaptions	—	—	—	—	—	14	—	14
Total derivatives	4	416	—	420	—	198,351	—	198,351
Total assets	$151,414	$2,955,404	$195,790	$3,302,608	$4,903,189	$13,249,110	$27,225,958	$45,378,257

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(2,594,841)	$—	$(2,594,841)	$—	$—	$—	$—
Subordinated notes (1)	—	(83,725)	—	(83,725)	—	—	—	—
Total CLO debt obligations	—	(2,678,566)	—	(2,678,566)	—	—	—	—
Securities sold short:
Equity securities	(61,821)	—	(17)	(61,838)	(91,246)	—	—	(91,246)
Derivatives:
Foreign-currency forward contracts	—	(11)	—	(11)	—	(64,364)	—	(64,364)
Swaps	—	(921)	—	(921)	—	(223,359)	(8,251)	(231,610)
Options and futures	(443)	—	—	(443)	(88)	(4,146)	—	(4,234)
Total derivatives	(443)	(932)	—	(1,375)	(88)	(291,869)	(8,251)	(300,208)
Total liabilities	$(62,264)	$(2,679,498)	$(17)	$(2,741,779)	$(91,334)	$(291,869)	$(8,251)	$(391,454)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 9 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Three Months Ended June 30, 2016
Beginning balance	$200,811	$1,853	$4,326	$—	$—	$—	$—	$—	$206,990
Transfers into Level III	—	—	—	—	—	—	—	—	—
Transfers out of Level III	(1,962)	—	—	—	—	—	—	—	(1,962)
Purchases	2,239	1	157	—	—	—	—	—	2,397
Sales	(10,886)	—	(525)	—	—	—	—	—	(11,411)
Realized gains (losses), net	89	—	—	—	—	—	—	—	89
Unrealized appreciation (depreciation), net	(382)	36	16	—	—	—	—	—	(330)
Ending balance	$189,909	$1,890	$3,974	$—	$—	$—	$—	$—	$195,773
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(2,103)	$36	$16	$—	$—	$—	$—	$—	$(2,051)
Three Months Ended June 30, 2015
Beginning balance	$1,573,508	$2,772,859	$10,156,394	$1,381,135	$9,728,967	$2,406,252	$(6,988)	$3,576	$28,015,703
Transfers into Level III	9,598	17,208	50,976	11,199	—	—	—	—	88,981
Transfers out of Level III	(42,396)	(78,250)	(523,407)	(20,382)	—	—	—	—	(664,435)
Purchases	42,721	314,898	341,691	147,396	658,056	476,637	—	—	1,981,399
Sales	(185,407)	(84,407)	(349,498)	(2,760)	(890,418)	(213,495)	—	—	(1,725,985)
Realized gains (losses), net	10,604	(35,773)	73,211	(1,153)	432,658	67,817	—	—	547,364
Unrealized appreciation (depreciation), net	(9,351)	8,839	(46,358)	144,303	(356,361)	42,261	(1,656)	820	(217,503)
Ending balance	$1,399,277	$2,915,374	$9,703,009	$1,659,738	$9,572,902	$2,779,472	$(8,644)	$4,396	$28,025,524
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(12,235)	$(76,879)	$(12,504)	$1,253	$(335,645)	$27,778	$(225)	$820	$(407,637)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Six Months Ended June 30, 2016
Beginning balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$—	$27,217,707
Cumulative-effect adjustment from adoption of accounting guidance	(1,672,305)	(3,007,287)	(8,725,026)	(1,363,542)	(9,655,270)	(2,597,405)	8,251	—	(27,012,584)
Transfers into Level III	37,535	—	398	—	—	—	—	—	37,933
Transfers out of Level III	(42,670)	—	—	—	—	—	—	—	(42,670)
Purchases	9,378	2	157	—	—	—	—	—	9,537
Sales	(12,872)	—	(821)	—	—	—	—	—	(13,693)
Realized gains (losses), net	115	—	—	—	—	—	—	—	115
Unrealized appreciation (depreciation), net	(647)	11	64	—	—	—	—	—	(572)
Ending balance	$189,909	$1,890	$3,974	$—	$—	$—	$—	$—	$195,773
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(647)	$11	$64	$—	$—	$—	$—	$—	$(572)
Six Months Ended June 30, 2015
Beginning balance	$1,555,656	$2,750,661	$9,056,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$3,576	$26,291,698
Transfers into Level III	116,533	17,208	377,563	15,835	—	—	—	—	527,139
Transfers out of Level III	(145,998)	(110,084)	(523,423)	(32,583)	—	—	—	—	(812,088)
Purchases	224,751	566,463	1,194,127	205,128	949,574	605,915	—	—	3,745,958
Sales	(340,767)	(163,351)	(442,219)	(54,947)	(985,355)	(303,387)	—	—	(2,290,026)
Realized gains (losses), net	25,407	(32,499)	(66,126)	37,384	479,057	98,628	—	—	541,851
Unrealized appreciation (depreciation), net	(36,305)	(113,024)	106,508	168,169	(86,430)	(20,789)	2,043	820	20,992
Ending balance	$1,399,277	$2,915,374	$9,703,009	$1,659,738	$9,572,902	$2,779,472	$(8,644)	$4,396	$28,025,524
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(17,619)	$(43,928)	$192,837	$109,462	$92,476	$(35,272)	$2,043	$820	$300,819

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
There were no transfers between Level I and Level II positions for the six months ended June 30, 2016 and 2015.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2016:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$2,564	Discounted cash flow (1)	Discount rate	12% – 15%	13%
	36,217	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Financials:	2,503	Discounted cash flow (1)	Discount rate	15% - 17%	16%
	21,341	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Industrials:	30,458	Discounted cash flow (1)	Discount rate	5% – 16%	7%
	38,727	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Consumer Staples:	6,221	Discounted cash flow (1)	Discount rate	5% – 7%	6%
	19,042	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Other:	11,913	Discounted cash flow (1)	Discount rate	9% – 27%	12%
	2,771	Market approach (comparable companies) (2)	Earnings multiple (3)	7x - 9x	8x
	20,042	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Equity investments:
	601	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 13x	5x
	3,373	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$195,773

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
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
June 30, 2016
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
June 30, 2016
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
During the six months ended June 30, 2016, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company.
During the six months ended June 30, 2015, the valuation technique for eight Level III investments changed, as follows: (a) three credit-oriented investments and one equity investment changed from a market approach based on comparable companies to a market approach based on the value of underlying assets as a result of an increased focus on the value of the company’s physical assets, (b) one credit-oriented investment changed from a market approach based on comparable companies to a valuation based on recent market information due to increased availability of broker quotations, (c) one credit-oriented investment changed from a valuation technique that used both a discounted cash flow and sales approach to an approach based solely on a discounted cash flow technique due to a decreased focus on the value of the issuer’s assets, (d) one real estate-oriented investment changed from a valuation based on a market approach to a discounted cash flow as a result of the stabilization of the underlying property and (e) one real estate-oriented investment changed from a valuation based on a discounted cash flow to a sales approach as a result of receiving offers from potential buyers.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
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
As of June 30, 2016, the Company had one interest-rate swap outstanding, expiring in January 2017, that was designated to hedge the interest-rate risk covering up to $162.5 million of the $250.0 million variable-rate bank term loan.  As of June 30, 2016, the hedge continued to be effective. As of December 31, 2015, the Company had an additional interest-rate swap that expired in January 2016 and was designated to hedge the interest-rate risk covering up to $150.0 million of the same bank term loan.
Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of foreign-currency forward sell contracts consisted of the following:

As of June 30, 2016	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)

Euro, expiring 7/8/16-9/29/17	273,050	$307,020	$304,905	$2,115
USD (buy GBP), expiring 7/29/16-7/31/17	92,963	92,963	102,697	(9,734)
Japanese Yen, expiring 9/30/16	6,051,400	56,130	58,778	(2,648)
Total		$456,113	$466,380	$(10,267)

As of December 31, 2015
Euro, expiring 1/8/16-12/30/16	246,850	$274,135	$269,603	$4,532
USD (buy GBP), expiring 1/8/16-10/31/16	70,594	70,594	72,476	(1,882)
Japanese Yen, expiring 1/29/16-9/30/16	5,840,300	48,631	48,692	(61)
Total		$393,360	$390,771	$2,589

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign-currency Forward Contracts	2016	2015	2016	2015

Investment income	$6,530	$—	$(2,371)	$—
General and administrative expense (1)	(8,221)	(1,114)	(18,112)	22,841
Total	$(1,691)	$(1,114)	$(20,483)	$22,841

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

As of June 30, 2016 and December 31, 2015, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
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
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(298)	$849	$175,334	$(339,448)
Total-return and interest-rate swaps	(907)	222	(2,248)	(56,008)
Options and futures	(764)	60	(21,778)	(5,150)
Swaptions	—	—	(1,187)	1,191
Total	$(1,969)	$1,131	$150,121	$(399,415)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

	Six Months Ended June 30,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(500)	$457	$471,310	$(319,064)
Total-return and interest-rate swaps	(890)	(1,396)	(7,174)	(116,226)
Options and futures	(849)	(83)	(3,977)	(16,299)
Swaptions	—	—	(3,007)	2,342
Total	$(2,239)	$(1,022)	$457,152	$(449,247)

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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2016		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$4,649	$4,289	$—	$360
Derivative assets of consolidated funds:
Foreign-currency forward contracts	416	11	—	405
Options and futures	4	—	—	4
Subtotal	420	11	—	409
Total	$5,069	$4,300	$—	$769

Derivative Liabilities:
Foreign-currency forward contracts	$(14,916)	$(4,289)	$—	$(10,627)
Interest-rate swaps	(712)	—	—	(712)
Subtotal	(15,628)	(4,289)	—	(11,339)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(11)	(11)	—	—
Total-return and interest-rate swaps	(921)	—	(921)	—
Options and futures	(443)	—	(443)	—
Subtotal	(1,375)	(11)	(1,364)	—
Total	$(17,003)	$(4,300)	$(1,364)	$(11,339)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
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

7. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, a company-owned airplane and acquired intangibles, are included in other assets in the condensed consolidated statements of financial position. The following table sets forth the Company’s fixed assets, net of accumulated depreciation:

	As of
	June 30, 2016	December 31, 2015

Furniture, equipment and capitalized software	$18,055	$16,820
Leasehold improvements	45,478	43,107
Corporate airplane	12,439	12,439
Other	3,373	3,295
Fixed assets	79,345	75,661
Accumulated depreciation	(42,127)	(36,394)
Fixed assets, net	$37,218	$39,267

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

8. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of both June 30, 2016 and December 31, 2015, the Company had $69.3 million of goodwill.
The following table summarizes the carrying amount of intangible assets:

	As of
	June 30, 2016	December 31, 2015

Contractual rights	$28,017	$28,017
Accumulated amortization	(7,672)	(5,671)
Intangible assets, net	$20,345	$22,346
Amortization expense associated with the Company's intangible assets was $1.0 million for both the three months ended June 30, 2016 and 2015, and $2.0 million for both the six months ended June 30, 2016 and 2015. Amortization expense for the remaining six months of 2016 and each of the years ended December 31, 2017–2020, is estimated to be $2.0 million and $4.0 million per annum, respectively.
Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.
9. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	June 30, 2016	December 31, 2015

$50,000, 6.09%, issued in June 2006, payable on June 6, 2016	$—	$50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2021	250,000	250,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
Total remaining principal	800,000	850,000
Less: Debt issuance costs	(4,042)	(3,646)
Debt obligations	$795,958	$846,354

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

In June 2016, the Company paid the full maturing principal balance of $50.0 million on its 6.09% senior notes. As of June 30, 2016, future scheduled principal payments of debt obligations were as follows:

Last six months of 2016	$50,000
2017	—
2018	—
2019	250,000
2020	—
Thereafter	500,000
Total	$800,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of June 30, 2016 and December 31, 2015.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $812.5 million and $855.3 million as of June 30, 2016 and December 31, 2015, respectively, utilizing an average borrowing rate of 3.4% and 3.7%, respectively. As of June 30, 2016, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $798.0 million, whereas a 10% decrease would increase the estimated fair value to $827.6 million.
In April 2016, the Company received commitments from certain accredited investors (collectively, the “Investors”) to purchase $100 million of 3.69% senior notes (the “Notes”) to be issued by our indirect subsidiary, Oaktree Capital Management, L.P. (the “Issuer”), and guaranteed by our indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (the “Guarantors” and together with the Issuer, the “Obligors”), with a maturity of 15 years. On July 12, 2016, the Company issued and sold the Notes, maturing on July 12, 2031, to the Investors. The Company used the proceeds from the sale of the Notes to simultaneously repay $100 million of its $250 million term loan due March 31, 2021. The Notes are senior unsecured obligations of the Issuer, jointly and severally guaranteed by the Guarantors.
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extended the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire principal amount of $250 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.22% through January 2017, based on our current credit ratings. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of June 30, 2016, the Company had no outstanding borrowings under its $500 million revolving credit facility and was able to draw the full amount available without violating any financial maintenance covenants.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities to fund investments between, or in advance of, capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds’ limited partners, (b) are subject to an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. Additionally, certain consolidated funds may have issued senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The Company adopted the new consolidation guidance as of January 1, 2016, resulting in the deconsolidation of substantially all of Oaktree’s investment funds as of that date. As of June 30, 2016, the consolidated funds had one credit facility with an outstanding balance of $65.7 million. Prior to adoption, as of December 31, 2015, the consolidated funds had credit facilities and senior variable rate notes with an aggregate outstanding balance of $6.5 billion. The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and aggregated $3.7 billion as of December 31, 2015, using prices obtained from pricing vendors. The fair value of the credit facility as of June 30, 2016 approximated carrying value due to its recent issuance date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
The consolidated funds had the following revolving credit facilities and term loans outstanding:

	Outstanding Amount as of			Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee
Credit Agreement	June 30, 2016		December 31, 2015
Credit facilities	$65,700	(2)	$2,381,324	$450,000	1.25%	4/19/2019	N/A	N/A
Revolving credit facilities	—		2,718,394	N/A	N/A	N/A	N/A	N/A
Senior variable rate notes	—		1,363,044	N/A	N/A	N/A	N/A	N/A
Total debt obligations	65,700		6,462,762
Less: Debt issuance costs	—		(20,020)
Total debt obligations, net	$65,700		$6,442,742

(1)	The facility bears interest at an annual rate of LIBOR plus the applicable margin.

(2)	The credit facility is collateralized by the portfolio investments and cash and cash-equivalents of the borrower.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans that had not priced as of period end. The table below sets forth the outstanding debt obligations of CLOs as of the date indicated.

	As of June 30, 2016			As of December 31, 2015
	Carrying Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Carrying Value	Fair Value (2)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (3)	$455,509	2.63%	8.8	$457,196	$447,460	2.37%	9.3
Senior secured notes (4)	456,770	2.81%	10.5	454,423	446,558	2.52%	11.0
Senior secured notes (5)	73,833	2.97%	2.5	79,914	78,632	2.96%	3.0
Senior secured notes (6)	372,735	2.26%	11.2	363,709	357,626	2.26%	11.7
Senior secured notes (7)	457,846	2.72%	11.5	455,295	448,933	2.54%	12.0
Senior secured notes (8)	373,649	2.29%	11.8	361,142	359,914	2.29%	12.3
Senior secured notes (9)	404,499	2.28%	12.9	—	—	—	—
Subordinated note (10)	10,758	N/A	10.5	25,500	16,400	N/A	11.0
Subordinated note (10)	17,896	N/A	11.2	21,183	15,876	N/A	11.7
Subordinated note (10)	18,125	N/A	11.5	25,500	18,337	N/A	12.0
Subordinated note (10)	14,766	N/A	11.8	17,924	11,928	N/A	12.3
Subordinated note (10)	22,180	N/A	12.9	12,036	12,036	N/A	1.6
Term loan	—	—	—	81,238	81,238	1.20%	1.6
Total CLO debt obligations	2,678,566			2,355,060	$2,294,938
Less: Debt issuance costs	—			(24,701)
Total CLO debt obligations, net	$2,678,566			$2,330,359

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of June 30, 2016 and December 31, 2015, the fair value of CLO assets was $3.1 billion and $2.6 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

As of June 30, 2016, future scheduled principal payments with respect to the debt obligations of CLOs were as follows:

Last six months of 2016	$—
2017	—
2018	73,833
2019	—
2020	—
Thereafter	2,652,551
Total	$2,726,384
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six Months Ended June 30,
	2016	2015

Beginning balance	$38,173,125	$41,681,155
Cumulative-effect adjustment from adoption of accounting guidance	(37,969,042)	—
Contributions	64,321	3,309,316
Distributions	(21,919)	(3,711,727)
Net income	1,989	742,608
Change in distributions payable	(822)	544,060
Change in accrued or deferred contributions	—	12,267
Foreign currency translation and other	1,605	(364,239)
Ending balance	$249,257	$42,213,440

11. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of June 30, 2016 and December 31, 2015, respectively, OCGH units represented 92,340,656 of the total 154,943,451 Oaktree Operating Group units and 91,937,873 of the total 153,907,733 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,608,709 and $1,575,504 as of June 30, 2016 and December 31, 2015, respectively, the OCGH non-controlling interest was $958,732 and $941,141. As of June 30, 2016 and December 31, 2015, non-controlling interests attributable to related parties and third parties was $11,140 and $102,789, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the OCGH unitholders' non-controlling interest and to Class A unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	92,440	105,467	92,177	106,813
Class A unitholders	62,617	48,372	62,256	46,727
Total weighted average units outstanding	155,057	153,839	154,433	153,540
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$83,256	$54,240	$142,082	$163,006
Net income attributable to Class A unitholders	56,397	24,878	96,012	70,188
Oaktree Operating Group net income (1)	$139,653	$79,118	$238,094	$233,194
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$56,397	$24,878	$96,012	$70,188
Non-Operating Group expenses	(201)	(626)	(465)	(960)
Income tax expense of Intermediate Holding Companies	(7,149)	(4,438)	(18,422)	(11,161)
Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067

(1)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $1,212 and $1,269 for the three months ended June 30, 2016 and 2015, respectively, and $2,420 and $604 for the six months ended June 30, 2016, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067
Equity reallocation between controlling and non-controlling interests	645	(559)	8,126	45,202
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$49,692	$19,255	$85,251	$103,269

Please see notes 12, 13 and 14 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

12. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067
Weighted average number of Class A units outstanding (basic and diluted)	62,617	48,372	62,256	46,727
Basic and diluted net income per Class A unit	$0.78	$0.41	$1.24	$1.24
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of June 30, 2016, there were 92,340,656 OCGH units outstanding, which are vested or will vest through March 1, 2026, that ultimately may be exchanged into 92,340,656 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2016 and 2015.
In connection with the 2014 Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of June 30, 2016, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and six months ended June 30, 2016 and 2015. Please see note 15 for more information.
13. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the six months ended June 30, 2016, the Company granted 787,103 Class A units and 629,667 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 4.2 years. The grant date fair value of OCGH units awarded during the six months ended June 30, 2016 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. The calculation of compensation expense for all OCGH units awarded in 2016 assumed a forfeiture rate, based on expected employee turnover, of up to 3.0% annually.
As of June 30, 2016, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $164.9 million over a weighted average period of 4.2 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

A summary of the status of the Company’s unvested Class A and OCGH unit awards and a summary of changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance, December 31, 2015	2,376,340	$38.18	2,265,967	$40.70
Granted	787,103	46.93	629,667	37.56
Vested	(922,746)	37.45	(312,663)	39.10
Forfeited	(41,301)	37.66	(110,932)	39.93
Balance, June 30, 2016	2,199,396	$41.63	2,472,039	$40.14
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
Certain EVUs provide the holder with certain liquidity rights in respect of the one-time special distribution that will be settled in OCGH units. The Company accounts for those EVUs subject to such liquidity rights as liability-classified awards. As of June 30, 2016, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of June 30, 2016, the Company expected to recognize $7.6 million of compensation expense on its unvested EVUs over the next 3.5 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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
14. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders.  The Company’s effective tax rate is dependent on many factors, including the estimated nature of many amounts and the mix of revenues and expenses between the subsidiaries that are or are not subject to income tax; consequently, from period to period the effective tax rate is subject to significant variation. The Company’s effective tax rate used for interim periods is based on the estimated full-year income tax rate. Certain future items that cannot be reliably estimated, such as incentive income, are excluded from the estimated annual effective tax rate. The tax expense or benefit stemming from these items is recognized in the same period as the underlying income or expense.
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. During the four quarters ending June 30, 2017, the Company believes that it is

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $3.8 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
Tax Receivable Agreement
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. When an exchange of OCGH units results in an increase to the tax basis of the assets owned by the Oaktree Operating Group, a deferred tax asset and an associated liability for payments to OCGH unitholders under the tax receivable agreement are recorded, subject to realizability considerations. The establishment of a deferred tax asset increases additional paid-in capital because the transactions are between Oaktree and its unitholders.
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2016.
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
Legal Actions
Oaktree, its affiliates, investment professionals, and portfolio companies are routinely involved in litigation and other legal actions in the ordinary course of their business and investing activities.  In addition, Oaktree is subject to the authority of a number of U.S. and non-U.S. regulators, including the SEC and the Financial Industry Regulatory Authority, and those authorities periodically conduct examinations of Oaktree and make other inquiries that may result in the commencement of regulatory proceedings against Oaktree and its personnel. Oaktree is currently not subject to any pending actions or regulatory proceedings that either individually or in the aggregate are expected to have a material impact on its consolidated financial statements.
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of June 30, 2016 and December 31, 2015, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,520,994 and $1,540,469, respectively, for which related direct incentive income compensation expense was estimated to be $751,874 and $750,077, respectively.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the 2014 Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of June 30, 2016 and December 31, 2015, respectively, the fair value of the contingent consideration liability was $25.0 million and $28.5 million. Changes in this liability resulted in income of $2.9 million and $3.5 million for the three and six months ended June 30, 2016, respectively, and expenses of $0.7 million and $1.5 million for the three and six months ended June 30, 2015, respectively. The fair value of the contingent consideration liability is a Level

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of June 30, 2016 and December 31, 2015, the Company, generally in its capacity as general partner, had undrawn capital commitments of $516.6 million and $469.4 million, respectively, including commitments to both unconsolidated and consolidated funds.
Investment Commitments of Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular consolidated fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2016 and December 31, 2015, the consolidated funds had potential aggregate commitments of $2.9 million and $1.3 billion, respectively. These commitments will be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2016 and December 31, 2015, the aggregate amounts guaranteed were zero and $142.4 million, respectively.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2016, the consolidated funds did not provide any financial support to portfolio companies.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

16. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $170,651 and $160,952 as of June 30, 2016 and December 31, 2015, respectively, based on a discount rate of 10.0%.

	As of
	June 30, 2016	December 31, 2015
Due from affiliates:
Loans	$23,902	$29,718
Amounts due from unconsolidated funds	40,395	777
Management fees and incentive income due from unconsolidated funds	48,811	—
Payments made on behalf of unconsolidated entities	3,710	3,788
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,045	1,616
Total due from affiliates	$117,863	$35,899
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 14)	$356,851	$356,851
Amounts due to senior executives, certain non-controlling interest holders and employees	1,865	—
Total due to affiliates	$358,716	$356,851
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $246 and $450 for the three and six months ended June 30, 2016, and $543 and $913 for the three and six months ended June 30, 2015, respectively.
Due From Oaktree Funds and Portfolio Companies
In the normal course of business, the Company advances certain expenses on behalf of Oaktree funds. Amounts advanced on behalf of consolidated funds are eliminated in consolidation. Certain expenses paid by the Company, which typically are employee travel and other costs associated with particular portfolio company holdings, are reimbursed to the Company by the portfolio companies.
In January 2016, the Company extended a short-term loan to one of the investment funds that it manages. The loan and accrued interest were fully repaid as of June 30, 2016.
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $255.4 million and $482.4 million for the three and six months ended June 30, 2016, respectively, and $18.7 million and $37.9 million for the three and six months ended June 30 2015, respectively.
Other Investment Transactions
The Company’s senior executives, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees’ behalf. These advances are reimbursed generally toward the end of the calendar quarter in which the capital calls occurred. Amounts advanced by the Company are included in non-interest bearing advances made to certain non-controlling interest holders and employees.
Aircraft Services
In March 2015, the Company exercised a purchase option on an airplane lease for $12.5 million. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel, in which case he reimburses the Company, pursuant to Company policy.  Additionally, the Company occasionally makes use of an airplane owned by one of its senior executives for business purposes at a price to the Company that is based on market rates.
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
June 30, 2016
($ in thousands, except where noted)

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
ANI (1) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Management fees	$197,450	$190,197	$398,720	$380,292
Incentive income	87,647	61,148	184,235	214,027
Investment income	47,725	23,365	62,802	76,823
Total revenues	332,822	274,710	645,757	671,142
Expenses:
Compensation and benefits	(99,173)	(104,767)	(203,443)	(213,648)
Equity-based compensation	(12,445)	(11,901)	(23,148)	(18,924)
Incentive income compensation	(35,407)	(29,554)	(85,156)	(119,656)
General and administrative	(30,600)	(30,335)	(62,081)	(59,902)
Depreciation and amortization	(3,048)	(2,105)	(6,208)	(3,996)
Total expenses	(180,673)	(178,662)	(380,036)	(416,126)
Adjusted net income before interest and other income (expense)	152,149	96,048	265,721	255,016
Interest expense, net of interest income(2)	(7,977)	(8,782)	(16,659)	(17,715)
Other income (expense), net	(1,527)	(1,987)	(1,392)	(1,996)
Adjusted net income	$142,645	$85,279	$247,670	$235,305

(1)
In the fourth quarter of 2015, the definition of adjusted net income was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, whereas for adjusted net income unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Placement costs associated with closed-end funds amounted to $2.8 million and $3.7 million for the three and six months ended June 30, 2015, respectively, and remain expensed as incurred in those periods for both GAAP and ANI purposes.

(2)
Interest income was $1.6 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.9 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067
Incentive income (1)	(54)	(5,805)	39,888	11,573
Incentive income compensation (1)	54	5,657	(39,888)	(17,553)
Investment income (2)	(3,149)	—	(13,578)	—
Equity-based compensation (3)	2,281	4,182	5,473	8,865
Placement costs (4)	1,210	—	7,914	—
Foreign-currency hedging (5)	3,665	(67)	9,531	(5,379)
Acquisition-related items (6)	(1,889)	1,695	(1,498)	3,502
Income taxes (7)	8,571	5,485	21,251	13,360
Non-Operating Group expenses (8)	201	626	465	960
Non-controlling interests (8)	82,708	53,692	140,987	161,910
Adjusted net income	$142,645	$85,279	$247,670	$235,305

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended June 30, 2016
	Segment	Adjustments	Consolidated

Management fees (1)	$197,450	$(2,435)	$195,015
Incentive income (1)	87,647	54	87,701
Investment income (1)	47,725	(6,725)	41,000
Total expenses (2)	(180,673)	(10,975)	(191,648)
Interest expense, net (3)	(7,977)	(18,753)	(26,730)
Other income (expense), net (4)	(1,527)	7,075	5,548
Other income of consolidated funds (5)	—	38,519	38,519
Income taxes	—	(8,571)	(8,571)
Net loss attributable to non-controlling interests in consolidated funds	—	(7,319)	(7,319)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(84,468)	(84,468)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$142,645	$(93,598)	$49,047
Corporate investments (6)	$1,371,978	$(335,740)	$1,036,238
Total assets (7)	$3,160,373	$3,464,502	$6,624,875

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds, (b) for management fees, the reclassification of $27 of net gains related to foreign-currency hedging activities to general and administrative expense, and (c) for investment income, differences of $3,149 related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $2,821 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $1,635, (c) expenses incurred by the Intermediate Holding Companies of $241, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $54, (e) acquisition-related items of $1,889, (f) adjustments of $5,545 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $540 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $1,210 related to third-party placement costs, and (i) $5,168 of net losses related to foreign-currency hedging activities.

(3)
The interest expense adjustment represents the inclusion of interest expense attributable to third-party investors in CLOs, non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $5,545 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $1,530 in net losses related to foreign-currency hedging activities to general and administrative expense.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to third-party investors in CLOs and non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments that are treated as equity- or cost-method investments for segment reporting. The $1.4 billion of corporate investments included $1.1 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

	As of or for the Three Months Ended June 30, 2015
	Segment	Adjustments	Consolidated

Management fees (1)	$190,197	$(139,274)	$50,923
Incentive income (1)	61,148	(60,584)	564
Investment income (1)	23,365	(7,671)	15,694
Total expenses (2)	(178,662)	(67,267)	(245,929)
Interest expense, net (3)	(8,782)	(43,960)	(52,742)
Other income (expense), net (4)	(1,987)	4,850	2,863
Other income (loss) of consolidated funds (5)	—	(82,526)	(82,526)
Income taxes	—	(5,485)	(5,485)
Net loss attributable to non-controlling interests in consolidated funds	—	391,961	391,961
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(55,509)	(55,509)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$85,279	$(65,465)	$19,814
Corporate investments (6)	$1,560,235	$(1,383,557)	$176,678
Total assets (7)	$3,245,460	$51,941,170	$55,186,630

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds and (b) for management fees, the reclassification of $4,639 of net gains related to foreign-currency hedging activities to general and administrative expense.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $4,010 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $54,920, (c) expenses incurred by the Intermediate Holding Companies of $652, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $5,657, (e) acquisition-related items of $1,695, (f) adjustments of $5,513 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $173 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $5,369 of net gains related to foreign-currency hedging activities, and (i) other expenses of $16.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $5,513 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $663 of net gains related to foreign-currency hedging activities to general and administrative expense.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income (loss) attributable to non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments that are treated as equity- or cost-method investments for segment reporting. The $1.6 billion of corporate investments included $1.3 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2016
	Segment	Adjustments	Consolidated

Management fees (1)	$398,720	$(5,152)	$393,568
Incentive income (1)	184,235	(40,597)	143,638
Investment income (1)	62,802	7,645	70,447
Total expenses (2)	(380,036)	3,204	(376,832)
Interest expense, net (3)	(16,659)	(37,776)	(54,435)
Other income (expense), net (4)	(1,392)	12,741	11,349
Other income of consolidated funds (5)	—	57,518	57,518
Income taxes	—	(21,251)	(21,251)
Net loss attributable to non-controlling interests in consolidated funds	—	(2,375)	(2,375)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(144,502)	(144,502)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$247,670	$(170,545)	$77,125
Corporate investments (6)	$1,371,978	$(335,740)	$1,036,238
Total assets (7)	$3,160,373	$3,464,502	$6,624,875

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds, (b) for management fees, the reclassification of $689 of net gains related to foreign-currency hedging activities to general and administrative expense, and (c) for investment income, differences of $13,578 related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $6,066 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $2,676, (c) expenses incurred by the Intermediate Holding Companies of $536, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $39,888, (e) acquisition-related items of $1,498, (f) adjustments of $11,346 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $593 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $7,914 related to third-party placement costs, and (i) $10,237 of net losses related to foreign-currency hedging activities.

(3)
The interest expense adjustment represents the inclusion of interest expense attributable to third-party investors in CLOs, non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $11,346 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $1,395 in net losses related to foreign-currency hedging activities to general and administrative expense.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to third-party investors in CLOs and non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments that are treated as equity- or cost-method investments for segment reporting. The $1.4 billion of corporate investments included $1.1 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

	As of or for the Six Months Ended June 30, 2015
	Segment	Adjustments	Consolidated

Management fees (1)	$380,292	$(278,550)	$101,742
Incentive income (1)	214,027	(213,463)	564
Investment income (1)	76,823	(48,447)	28,376
Total expenses (2)	(416,126)	(65,777)	(481,903)
Interest expense, net (3)	(17,715)	(81,596)	(99,311)
Other income (expense), net (4)	(1,996)	9,553	7,557
Other income of consolidated funds (5)	—	1,422,716	1,422,716
Income taxes	—	(13,360)	(13,360)
Net income attributable to non-controlling interests in consolidated funds	—	(744,704)	(744,704)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(163,610)	(163,610)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$235,305	$(177,238)	$58,067
Corporate investments (6)	$1,560,235	$(1,383,557)	$176,678
Total assets (7)	$3,245,460	$51,941,170	$55,186,630

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds and (b) for management fees, the reclassification of $6,684 of net gains related to foreign-currency hedging activities to general and administrative expense.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $8,605 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $72,430, (c) expenses incurred by the Intermediate Holding Companies of $987, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $17,553, (e) acquisition-related items of $3,502, (f) adjustments of $11,103 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $261 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $13,613 of net gains related to foreign-currency hedging activities, and (i) other expenses of $55.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $11,103 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $1,550 of net gains related to foreign-currency hedging activities to general and administrative expense.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments that are treated as equity- or cost-method investments for segment reporting. The $1.6 billion of corporate investments included $1.3 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2016
($ in thousands, except where noted)

18. SUBSEQUENT EVENTS
On July 12, 2016, the Company issued and sold to certain accredited investors $100 million in aggregate principal amount of 3.69% senior notes due July 12, 2031. The Company used the proceeds from the sale of the notes to simultaneously repay $100 million of its $250 million term loan due March 31, 2021.
On July 28, 2016, the Company declared a distribution of $0.58 per Class A unit. This distribution, which is related to the second quarter of 2016, will be paid on August 12, 2016 to Class A unitholders of record at the close of business on August 8, 2016.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $98 billion in AUM as of June 30, 2016. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele includes 74 of the 100 largest U.S. pension plans, 39 states in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 300 other non-U.S. institutional investors. As measured by AUM, over 40% of our clients are invested in two or three different investment strategies, and over 35% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and certain evergreen funds. Investment income reflects the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in CLOs and other companies.
Business Environment and Developments
As a global investment manager, we are affected by myriad factors, including the condition of the global economy and financial markets; the relative attractiveness of our investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly affect the values of our funds’ investments and our ability to make new investments or sell existing investments for our funds. Historically, however, the diversified nature of both our array of investment strategies and our revenue mix has generally allowed us to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present us with opportunities to raise relatively larger amounts of capital for certain strategies, especially Distressed Debt. Additionally, weak financial markets may also present us with more opportunities to make investments for our funds at reduced prices. Conversely, strong financial markets generally increase the value of our funds’ investments, which positions us for growth in management fees that are based on asset value, and typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related investment income proceeds. Those same markets may delay or diminish opportunities to deploy capital and thus management fees from certain of our funds.
Most global financial markets delivered positive returns in the second quarter of 2016. The S&P 500 Index rose 2.5% and the Russell 2000 Index gained 3.8%, while non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, fell 0.4%. Emerging market equities rose 0.8%, as measured by the MSCI Emerging Markets Index, while European markets declined 2.3%, as measured by the MSCI Europe Index. Reflecting the general decline in developed world sovereign-debt interest rates to historic lows, the 10-year U.S. Treasury yield declined in the second quarter, to 1.5%, from 1.8% at the end of the first quarter. Lower interest rates, coupled with a recovery in energy prices, drove strong returns in U.S. high yield bonds, with the Citigroup U.S. High Yield Cash-Pay Capped Index up 5.9% for the quarter and 9.3% for the year-to-date period. On June 23, the U.K. unexpectedly voted to approve the “Brexit” referendum in favor of leaving the European Union, triggering a sharp decline in its currency, which finished the quarter down 7% relative to the U.S. dollar. The Brexit vote also sparked a sharp fall in equity prices for U.K.-dependent companies.
Against this backdrop, our closed-end fund strategies delivered an overall blended gross return for the quarter of 1.4%, which was tempered by valuation declines among applicable holdings following the Brexit vote. As of June 30, 2016, AUM was $98.1 billion and management fee-generating AUM was $79.5 billion. Company-wide total gross capital raised was $3.0 billion for the second quarter of 2016 and $10.2 billion for the last 12 months, and uncalled capital commitments as of June 30, 2016 reached a record high of $22.8 billion. Of these commitments, $13.1 billion were not yet generating management fees (so-called “Shadow AUM”).  The largest portion of the Shadow AUM, at nearly $8 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital until late 2017.  Additionally, we currently expect that the remaining $5 billion of Shadow AUM will start generating management fees on a very gradual basis. Closed-end funds we are currently marketing include Oaktree Real Estate Opportunities Fund VII, Opps Xb, Oaktree Infrastructure Fund, Oaktree European Capital Solutions Fund, Oaktree European Principal Fund IV and Oaktree Real Estate Debt Fund II.
Understanding Our Results—Consolidation of Oaktree Funds
In February 2015, the Financial Accounting Standards Board (“FASB”) revised its consolidation guidance regarding the analysis that a reporting entity must perform to determine whether it should consolidate a legal entity. The revisions provided guidance for, among various items, evaluating limited partnerships and similar entities for consolidation, how a decision maker’s fees affect the consolidation analysis, and how interests held by related parties affect the consolidation analysis. We adopted this guidance as of January 1, 2016 under the modified retrospective approach, which did not require prior periods to be recast. Following our reevaluation of our investment vehicles and other legal entities, as of January 1, 2016 we deconsolidated substantially all of our previously consolidated investment funds. The change stemmed from the fact that under the new consolidation guidance, these funds are considered to be variable interest entities (“VIEs”), instead of their prior status as voting interest entities. We are not the primary beneficiary of these VIEs because our fee arrangements are deemed to not be variable interests, and we do not hold any other interests in those funds that are considered to be significant. The effect of this deconsolidation was a reduction in total consolidated assets, liabilities, non-controlling redeemable interests in consolidated funds and unitholders' capital as of January 1, 2016 of $45.7 billion, $7.6 billion, $38.0 billion and $90.6 million, respectively. There was no impact on retained earnings or net income attributable to us. Please see note 2 to our condensed consolidated financial statements for more information.
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
Our consolidated revenues reflect the elimination of all management fees, incentive income and investment income earned by us as investment manager of our consolidated funds. Investment income is presented within the other income (loss) section of our condensed consolidated statements of operations. Please see “Business—Structure and Operation of Our Business—Structure of Funds” in our annual report for a detailed discussion of the structure of our funds.
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
As of June 30, 2016, there was $172.5 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 4.0 years. As of June 30, 2016, there was $143.0 million of unrecognized compensation expense for segment reporting purposes, with the difference versus the GAAP-basis figure primarily representing unit grants made before our initial public offering.  The $143.0 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 3.9 years, as shown in the table below. These amounts are subject to change as a result of future unit grants and possible modifications to award terms or changes in estimated forfeiture rates.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Six Months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through June 2016	$24.9	$43.5	$31.4	$22.7	$6.5	$14.0	$143.0
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes segment results and other items solely attributable to the Company; and

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding OCGH units and Class A units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 11 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

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
Among other factors, our accounting policy for recognizing incentive income and the inclusion of non-cash equity-based compensation expense related to unit grants made after our initial public offering likely make our calculation of ANI not directly comparable to economic net income or other similarly named measures utilized by certain other asset managers.
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
Distributable earnings differs from ANI in that it excludes segment investment income or loss and includes the receipt of investment income or loss from distributions by our investments in funds and companies. Additionally, any impairment charges on our CLO investments included in ANI are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO, in order to align with the timing of expected cash flows. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation expense.
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

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and reflects the beginning AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital, drawn capital or cost basis during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund. The annual management fee rate remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds typically pay management fees based on their NAV, and our CLOs pay management fees based on the aggregate par value of collateral assets and principal cash held by them, as defined in the applicable CLO indentures.

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
Invested Capital
Invested capital reflects the aggregate gross capital invested by our incentive-creating closed-end and similar funds, including investments made using drawn capital, recycled capital and fund-level credit facilities.

Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Management fees	$195,015	$50,923	$393,568	$101,742
Incentive income	87,701	564	143,638	564
Total revenues	282,716	51,487	537,206	102,306
Expenses:
Compensation and benefits	(103,002)	(107,750)	(211,407)	(217,893)
Equity-based compensation	(14,726)	(16,083)	(28,622)	(27,789)
Incentive income compensation	(35,461)	(35,211)	(45,268)	(102,103)
Total compensation and benefits expense	(153,189)	(159,044)	(285,297)	(347,785)
General and administrative	(32,949)	(33,488)	(80,780)	(40,068)
Depreciation and amortization	(4,048)	(3,107)	(8,209)	(5,999)
Consolidated fund expenses	(1,462)	(50,290)	(2,546)	(88,051)
Total expenses	(191,648)	(245,929)	(376,832)	(481,903)
Other income (loss):
Interest expense	(26,730)	(52,742)	(54,435)	(99,311)
Interest and dividend income	37,138	478,311	73,408	1,001,240
Net realized gain on consolidated funds’ investments	6,682	857,548	10,083	1,332,378
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(5,301)	(1,418,385)	(25,973)	(910,902)
Investment income	41,000	15,694	70,447	28,376
Other income (expense), net	5,548	2,863	11,349	7,557
Total other income (loss)	58,337	(116,711)	84,879	1,359,338
Income (loss) before income taxes	149,405	(311,153)	245,253	979,741
Income taxes	(8,571)	(5,485)	(21,251)	(13,360)
Net income (loss)	140,834	(316,638)	224,002	966,381
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(7,319)	391,961	(2,375)	(744,704)
Net income attributable to non-controlling interests in consolidated subsidiaries	(84,468)	(55,509)	(144,502)	(163,610)
Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues
Management Fees
Management fees increased $144.1 million, or 283.1%, to $195.0 million for the three months ended June 30, 2016, from $50.9 million for the three months ended June 30, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016, inasmuch as management fees earned from the deconsolidated funds are no longer eliminated in consolidation.
Incentive Income
Incentive income increased $87.1 million, to $87.7 million for the three months ended June 30, 2016, from $0.6 million for the three months ended June 30, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.

Expenses
Compensation and Benefits
Compensation and benefits decreased $4.8 million, or 4.5%, to $103.0 million for the three months ended June 30, 2016, from $107.8 million for the three months ended June 30, 2015, reflecting variations in annual bonus accruals, as well as a favorable fluctuation of $2.4 million in phantom equity expense stemming largely from each period’s change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense decreased $1.4 million, or 8.7%, to $14.7 million for the three months ended June 30, 2016, from $16.1 million for the three months ended June 30, 2015.
Incentive Income Compensation
Incentive income compensation expense increased $0.3 million, or 0.9%, to $35.5 million for the three months ended June 30, 2016, from $35.2 million for the three months ended June 30, 2015. The percentage increase was smaller than the corresponding increase of 43.4% in segment incentive income, reflecting differences in the applicable funds’ compensation percentages, as well as timing differences between the recognition of segment incentive income and incentive income compensation expense.
General and Administrative
General and administrative expense decreased $0.6 million, or 1.8%, to $32.9 million for the three months ended June 30, 2016, from $33.5 million for the three months ended June 30, 2015. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense decreased $3.1 million, or 9.3%, to $30.2 million from $33.3 million, in part reflecting lower placement costs associated with closed-end funds.
Depreciation and Amortization
Depreciation and amortization expense increased $0.9 million, or 29.0%, to $4.0 million for the three months ended June 30, 2016, from $3.1 million for the three months ended June 30, 2015. The increase primarily reflected amortization of leasehold improvements associated with office space expansion.
Consolidated Fund Expenses
Consolidated fund expenses decreased $48.8 million, or 97.0%, to $1.5 million for the three months ended June 30, 2016, from $50.3 million for the three months ended June 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Other Income (Loss)
Interest Expense
Interest expense decreased $26.0 million, or 49.3%, to $26.7 million for the three months ended June 30, 2016, from $52.7 million for the three months ended June 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Interest and Dividend Income
Interest and dividend income decreased $441.2 million, or 92.2%, to $37.1 million for the three months ended June 30, 2016, from $478.3 million for the three months ended June 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $850.8 million, or 99.2%, to $6.7 million for the three months ended June 30, 2016, from $857.5 million for the three months ended June 30, 2015. The decrease primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a loss of $5.3 million and $1,418.4 million for the three months ended June 30, 2016 and 2015, respectively. Excluding the

$850.8 million decline in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a net gain of $1.4 million for the three months ended June 30, 2016, as compared to a net loss of $560.8 million for the three months ended June 30, 2015. The increase reflected our funds’ performance in each period, as well as the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Investment Income
Investment income increased $25.3 million, or 161.1%, to $41.0 million for the three months ended June 30, 2016, from $15.7 million for the three months ended June 30, 2015. The increase primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016. DoubleLine accounted for investment income of $16.6 million and $12.5 million in the current and prior-year periods, respectively, of which performance fees accounted for $1.5 million and $0.6 million, respectively.
Other Income (Expense), Net
Other income (expense), net increased $2.6 million, or 89.7%, to income of $5.5 million for the three months ended June 30, 2016, from income of $2.9 million for the three months ended June 30, 2015. The prior-year period included a $2.7 million loss associated with certain non-operating corporate activities.
Income Taxes
Income taxes increased $3.1 million, or 56.4%, to $8.6 million for the three months ended June 30, 2016, from $5.5 million for the three months ended June 30, 2015.  The increase was primarily attributable to higher pre-tax income attributable to Class A unitholders, partially offset by a lower effective tax rate for the three months ended June 30, 2016. The effective tax rates applicable to Class A unitholders for the three months ended June 30, 2016 and 2015 were 13% and 19%, respectively, resulting from estimated full-year effective rates of 21% and 17%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased to income of $7.3 million for the three months ended June 30, 2016, as compared to a loss of $392.0 million for the three months ended June 30, 2015. The increase was primarily driven by our funds’ performance in each period, as well as the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $29.2 million, or 147.5%, to $49.0 million for the three months ended June 30, 2016, from $19.8 million for the three months ended June 30, 2015. The increase was primarily attributable to higher segment profits, as well as a larger allocation of income to OCG based on the weighted average number of Class A units outstanding.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues
Management Fees
Management fees increased $291.9 million, or 287.0%, to $393.6 million for the six months ended June 30, 2016, from $101.7 million for the six months ended June 30, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Incentive Income
Incentive income increased $143.0 million, to $143.6 million for the six months ended June 30, 2016, from $0.6 million for the six months ended June 30, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.

Expenses
Compensation and Benefits
Compensation and benefits decreased $6.5 million, or 3.0%, to $211.4 million for the six months ended June 30, 2016, from $217.9 million for the six months ended June 30, 2015, primarily reflecting variations in annual bonus accruals.
Equity-based Compensation
Equity-based compensation expense increased $0.8 million, or 2.9%, to $28.6 million for the six months ended June 30, 2016, from $27.8 million for the six months ended June 30, 2015, primarily reflecting non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $56.8 million, or 55.6%, to $45.3 million for the six months ended June 30, 2016, from $102.1 million for the six months ended June 30, 2015. The percentage decrease was larger than the corresponding decline of 13.9% in segment incentive income, reflecting timing differences between the recognition of segment incentive income and incentive income compensation expense, as well as differences in the applicable funds’ compensation percentages.
General and Administrative
General and administrative expense increased $40.7 million, or 101.5%, to $80.8 million for the six months ended June 30, 2016, from $40.1 million for the six months ended June 30, 2015. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $4.4 million, or 6.8%, to $69.1 million from $64.7 million, primarily reflecting higher placement costs associated with closed-end funds.
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 36.7%, to $8.2 million for the six months ended June 30, 2016, from $6.0 million for the six months ended June 30, 2015. The increase primarily reflected amortization of leasehold improvements associated with office space expansion.
Consolidated Fund Expenses
Consolidated fund expenses decreased $85.6 million, or 97.2%, to $2.5 million for the six months ended June 30, 2016, from $88.1 million for the six months ended June 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Other Income (Loss)
Interest Expense
Interest expense decreased $44.9 million, or 45.2%, to $54.4 million for the six months ended June 30, 2016, from $99.3 million for the six months ended June 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Interest and Dividend Income
Interest and dividend income decreased $927.8 million, or 92.7%, to $73.4 million for the six months ended June 30, 2016, from $1,001.2 million for the six months ended June 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Net Realized Gain on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased $1,322.3 million, or 99.2%, to $10.1 million for the six months ended June 30, 2016, from $1,332.4 million for the six months ended June 30, 2015. The decrease primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a loss of $26.0 million and $910.9 million for the six months ended June 30, 2016 and 2015, respectively. Excluding the $1,322.3 million decline in net realized gain on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a net loss of $15.9 million for the six months ended June 30, 2016, as compared to a net gain of $421.5 million for the six months ended June 30, 2015. The decrease reflected our funds’ performance in each period, as well as the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Investment Income
Investment income increased $42.0 million, or 147.9%, to $70.4 million for the six months ended June 30, 2016, from $28.4 million for the six months ended June 30, 2015. The increase primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016. DoubleLine accounted for investment income of $31.6 million and $27.1 million in the six months ended June 30, 2016 and 2015, respectively, of which performance fees accounted for $2.0 million and $2.6 million, respectively.
Other Income (Expense), Net
Other income (expense), net increased $3.7 million, or 48.7%, to income of $11.3 million for the six months ended June 30, 2016, from income of $7.6 million for the six months ended June 30, 2015. The prior-year period included a $3.6 million loss associated with certain non-operating corporate activities.
Income Taxes
Income taxes increased $7.9 million, or 59.0%, to $21.3 million for the six months ended June 30, 2016, from $13.4 million for the six months ended June 30, 2015.  The increase reflected higher pre-tax income attributable to Class A unitholders, as well as a higher effective tax rate for the six months ended June 30, 2016. The effective tax rates applicable to Class A unitholders for the six months ended June 30, 2016 and 2015 were 20% and 17%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased $742.3 million, to income of $2.4 million for the six months ended June 30, 2016, from $744.7 million for the six months ended June 30, 2015. The decrease was primarily driven by our funds’ performance in each period, as well as the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $19.0 million, or 32.7%, to $77.1 million for the six months ended June 30, 2016, from $58.1 million for the six months ended June 30, 2015. The increase was primarily attributable to higher segment profits, as well as a larger allocation of income to OCG based on the weighted average number of Class A units outstanding.

Segment Financial Data
The following table presents segment financial data:

Segment Statements of Operations Data: (1)	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$197,450	$190,197	$398,720	$380,292
Incentive income	87,647	61,148	184,235	214,027
Investment income	47,725	23,365	62,802	76,823
Total revenues	332,822	274,710	645,757	671,142
Expenses:
Compensation and benefits	(99,173)	(104,767)	(203,443)	(213,648)
Equity-based compensation	(12,445)	(11,901)	(23,148)	(18,924)
Incentive income compensation	(35,407)	(29,554)	(85,156)	(119,656)
General and administrative	(30,600)	(30,335)	(62,081)	(59,902)
Depreciation and amortization	(3,048)	(2,105)	(6,208)	(3,996)
Total expenses	(180,673)	(178,662)	(380,036)	(416,126)
Adjusted net income before interest and other income (expense)	152,149	96,048	265,721	255,016
Interest expense, net of interest income (2)	(7,977)	(8,782)	(16,659)	(17,715)
Other income (expense), net	(1,527)	(1,987)	(1,392)	(1,996)
Adjusted net income	$142,645	$85,279	$247,670	$235,305

Adjusted net income-OCG	$49,682	$21,422	$79,842	$58,145
Adjusted net income per Class A unit	0.79	0.44	1.28	1.24
Distributable earnings	127,506	111,140	253,231	246,336
Distributable earnings-OCG	44,882	28,635	86,725	63,368
Distributable earnings per Class A unit	0.72	0.59	1.39	1.36
Fee-related earnings	64,629	52,990	126,988	102,746
Fee-related earnings-OCG	23,817	16,221	46,876	28,954
Fee-related earnings per Class A unit	0.38	0.34	0.75	0.62

Weighted average number of Operating Group units outstanding	155,057	153,839	154,433	153,540
Weighted average number of Class A units outstanding	62,617	48,372	62,256	46,727

Operating Metrics:
Assets under management (in millions):
Assets under management	$98,124	$103,060	$98,124	$103,060
Management fee-generating assets under management	79,516	78,596	79,516	78,596
Incentive-creating assets under management	30,372	33,860	30,372	33,860
Uncalled capital commitments	22,817	20,141	22,817	20,141
Accrued incentives (fund level):
Incentives created (fund level)	171,142	(64,055)	124,872	201,407
Incentives created (fund level), net of associated incentive income compensation expense	75,783	(36,066)	58,792	100,233
Accrued incentives (fund level)	1,525,854	1,936,787	1,525,854	1,936,787
Accrued incentives (fund level), net of associated incentive income compensation expense	771,253	1,005,785	771,253	1,005,785

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

(2)
Interest income was $1.6 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.9 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of
	June 30, 2016	March 31, 2016	June 30, 2015
Assets Under Management:	(in millions)
Closed-end funds	$59,576	$59,081	$59,014
Open-end funds	33,667	33,008	38,813
Evergreen funds	4,881	4,785	5,233
Total	$98,124	$96,874	$103,060

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Change in Assets Under Management:	(in millions)
Beginning balance	$96,874	$99,903	$97,359	$90,831
Closed-end funds:
Capital commitments/other (1)	1,889	4,741	2,755	14,181
Distributions for a realization event/other (2)	(1,220)	(1,405)	(3,234)	(3,342)
Change in uncalled capital commitments for funds entering or in liquidation (3)	13	(632)	13	(872)
Foreign-currency translation	(188)	249	153	(527)
Change in market value (4)	350	(209)	715	988
Change in applicable leverage	(349)	11	(256)	383
Open-end funds:
Contributions	1,002	1,501	1,737	3,211
Redemptions	(1,225)	(1,189)	(2,996)	(2,618)
Foreign-currency translation	(126)	134	96	(310)
Change in market value (4)	1,008	27	1,628	1,078
Evergreen funds:
Contributions or new capital commitments	82	27	148	231
Redemptions or distributions/other	(204)	(115)	(254)	(171)
Distributions from restructured funds	(4)	—	(13)	(5)
Foreign-currency translation	(5)	2	(8)	1
Change in market value (4)	227	15	281	1
Ending balance	$98,124	$103,060	$98,124	$103,060

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

Management Fee-generating Assets Under Management

	As of
	June 30, 2016	March 31, 2016	June 30, 2015
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$6,909	$7,184	$6,108
Other closed-end funds	35,096	35,956	30,108
Open-end funds	33,597	32,939	38,731
Evergreen funds	3,914	3,829	3,649
Total	$79,516	$79,908	$78,596

	Three Months Ended June 30,		Six Months Ended June 30,
Change in Management Fee-generating Assets Under Management:	2016	2015	2016	2015
	(in millions)
Beginning balance	$79,908	$78,497	$78,897	$78,079
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	326	114	1,012	721
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	380	203	581	467
Change attributable to funds in liquidation (2)	(1,462)	(754)	(1,843)	(1,615)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	13	(36)	13	(471)
Distributions by funds that pay fees based on NAV/other (4)	(101)	(136)	(214)	(245)
Foreign-currency translation	(181)	138	48	(329)
Change in market value (5)	122	(22)	207	(5)
Change in applicable leverage	(232)	63	(88)	421
Open-end funds:
Contributions	1,005	1,501	1,740	3,197
Redemptions	(1,231)	(1,189)	(3,003)	(2,602)
Foreign-currency translation	(126)	135	96	(309)
Change in market value	1,010	27	1,629	1,062
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	90	168	427	401
Redemptions or distributions	(209)	(114)	(237)	(155)
Change in market value	204	1	251	(21)
Ending balance	$79,516	$78,596	$79,516	$78,596

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

As compared with AUM, management fee-generating AUM generally excludes the following:

•	Differences between AUM and either committed capital or cost basis for most closed-end funds, other than for closed-end funds that pay management fees based on NAV and leverage, as applicable;

•	Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods;

•	Undrawn capital commitments to funds for which management fees are based on drawn capital or NAV;

•	The investments we make in our funds as general partner;

•	Closed-end funds that are beyond the term during which they pay management fees and co-investments that pay no management fees; and

•	AUM in restructured and liquidating evergreen funds for which management fees were waived.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	June 30, 2016	March 31, 2016	June 30, 2015
	(in millions)
Assets under management	$98,124	$96,874	$103,060
Difference between assets under management and committed capital or cost basis for applicable closed-end funds (1)	(2,392)	(1,829)	(4,595)
Undrawn capital commitments to funds that have not yet commenced their investment periods	(9,278)	(8,143)	(13,184)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(3,828)	(4,095)	(4,237)
Oaktree’s general partner investments in management fee-generating funds	(1,745)	(1,727)	(1,200)
Funds that are no longer paying management fees and co-investments that pay no management fees	(1,365)	(1,172)	(1,248)
Management fee-generating assets under management	$79,516	$79,908	$78,596

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of
	June 30, 2016	March 31, 2016	June 30, 2015
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.51	1.52	1.54
Open-end funds	0.46	0.47	0.48
Evergreen funds	1.22	1.33	1.49
Overall	0.97	0.98	0.93

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of June 30, 2016, March 31, 2016 and June 30, 2015, the portion of incentive-creating AUM generating incentives at the fund level was $17.9 billion, $16.5 billion and $20.1 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	June 30, 2016	March 31, 2016	June 30, 2015
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$28,462	$29,251	$31,811
Evergreen funds	1,910	1,954	2,049
Total	$30,372	$31,205	$33,860
Three Months Ended June 30, 2016
AUM increased $1.2 billion, or 1.2%, to $98.1 billion as of June 30, 2016, from $96.9 billion as of March 31, 2016. The increase primarily reflected $1.9 billion of aggregate capital inflows for closed-end funds and $1.6 billion in aggregate market-value gains, partially offset by $1.6 billion of aggregate distributions to closed-end fund investors and change in fee-generating leverage.
Management fee-generating AUM, a forward-looking metric, decreased $0.4 billion, or 0.5%, to $79.5 billion as of June 30, 2016, from $79.9 billion as of March 31, 2016. The decrease primarily reflected a $1.7 billion aggregate decline attributable to closed-end funds in liquidation and fee-generating leverage, largely offset by $1.3 billion of aggregate market-value gains.
Incentive-creating AUM decreased $0.8 billion, or 2.6%, to $30.4 billion as of June 30, 2016, from $31.2 billion as of March 31, 2016. The decrease reflected the net effect of $0.7 billion in drawdowns by closed-end funds, $1.6 billion in distributions from closed-end funds, $0.3 billion in aggregate market-value gains and $0.2 billion of unfavorable foreign-currency translation.
Three Months Ended June 30, 2015
AUM grew $3.2 billion, or 3.2%, to $103.1 billion as of June 30, 2015, from $99.9 billion as of March 31, 2015. The increase primarily reflected $4.7 billion in capital inflows for closed-end funds, partially offset by $1.4 billion of distributions to closed-end fund investors.
Management fee-generating AUM increased $0.1 billion, or 0.1%, to $78.6 billion as of June 30, 2015, from $78.5 billion as of March 31, 2015. The increase primarily reflected an aggregate $1.0 billion in drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital, NAV or cost basis, net inflows to open-end funds, and favorable foreign-currency translation. These increases were almost entirely offset by a $0.8 billion decline attributable to closed-end funds in liquidation.
Incentive-creating AUM decreased $0.6 billion, or 1.7%, to $33.9 billion as of June 30, 2015, from $34.5 billion as of March 31, 2015. The decrease reflected the net effect of $0.8 billion in drawdowns by closed-end funds, $1.3 billion in distributions by closed-end funds, $0.3 billion in market-value declines and a $0.2 billion positive impact from foreign currency translation.
Six Months Ended June 30, 2016
AUM increased $0.7 billion, or 0.7%, to $98.1 billion as of June 30, 2016, from $97.4 billion as of December 31, 2015. The increase primarily reflected $2.8 billion of aggregate capital inflows for closed-end funds and $2.6 billion in aggregate market-value gains, partially offset by $3.2 billion of distributions to closed-end fund investors and $1.3 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, increased $0.6 billion, or 0.8%, to $79.5 billion as of June 30, 2016, from $78.9 billion as of December 31, 2015. The increase primarily reflected $2.1 billion of aggregate market-value gains and an aggregate $1.6 billion increase from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, and additional capital commitments for Oaktree Opportunities Fund X (“Opps X”) and Oaktree Real Estate Opportunities Fund VII (“ROF VII”). These increases were partially offset by a

$1.8 billion decline attributable to closed-end funds in liquidation and $1.3 billion of net outflows from open-end funds.
Incentive-creating AUM decreased $1.5 billion, or 4.7%, to $30.4 billion as of June 30, 2016, from $31.9 billion as of December 31, 2015. The decrease reflected the net effect of $1.4 billion in drawdowns by closed-end funds, $3.6 billion in distributions from closed-end funds and $0.6 billion in aggregate market-value gains.
Six Months Ended June 30, 2015
AUM grew $12.3 billion, or 13.5%, to $103.1 billion as of June 30, 2015, from $90.8 billion as of December 31, 2014. The increase reflected $14.2 billion of capital inflows for closed-end funds, $2.1 billion of market-value gains and $0.6 billion from net inflows to open-end funds, partially offset by $3.3 billion of distributions to closed-end fund investors, a $0.9 billion decline in uncalled capital commitments for closed-end funds entering or in liquidation and a $0.8 billion negative impact from foreign currency translation.
Management fee-generating AUM increased $0.5 billion, or 0.6%, to $78.6 billion as of June 30, 2015, from $78.1 billion as of December 31, 2014. The increase reflected $1.3 billion in fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV, $1.0 billion in market-value gains in funds for which management fees are based on NAV and $0.7 billion attributable to CLO formations and capital commitments to closed-end funds, partially offset by a $1.6 billion decline attributable to closed-end funds in liquidation, a $0.6 billion negative impact from foreign currency translation and a $0.5 billion decline in uncalled capital commitments for closed-end funds entering or in liquidation.
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

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2016	2015	2016	2015
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,442,359	$2,061,990	$1,585,217	$1,949,407
Incentives created (fund level):
Closed-end funds	166,850	(64,685)	120,005	200,772
Evergreen funds	4,292	630	4,867	635
Total incentives created (fund level)	171,142	(64,055)	124,872	201,407
Less: segment incentive income recognized by us	(87,647)	(61,148)	(184,235)	(214,027)
Ending balance	$1,525,854	$1,936,787	$1,525,854	$1,936,787
Accrued incentives (fund level), net of associated incentive income compensation expense	$771,253	$1,005,785	$771,253	$1,005,785
As of June 30, 2016 and 2015, the portion of net accrued incentives (fund level) represented by funds that was currently paying incentives was $274.5 million and $371.1 million, respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of June 30, 2016, $523.4 million, or 68%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 30% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.

Three Months Ended June 30, 2016 and 2015
Incentives created (fund level) was $171.1 million for the three months ended June 30, 2016, primarily consisting of $108.7 million of incentives created (fund level) from Control Investing funds and $47.2 million from Distressed Debt funds.
Incentives created (fund level) was negative $64.1 million for the three months ended June 30, 2015, reflecting negative incentives created (fund level) of $65.6 million from Distressed Debt funds and $22.1 million from Control Investing funds, partially offset by $20.9 million of positive incentives created (fund level) from Real Estate funds.
Six Months Ended June 30, 2016 and 2015
Incentives created (fund level) was $124.9 million for the six months ended June 30, 2016, reflecting $104.3 million of incentives created (fund level) from Control Investing funds and $26.2 million from Real Estate funds.
Incentives created (fund level) was $201.4 million for the six months ended June 30, 2015, reflecting incentives created (fund level) of $239.7 million from Control Investing funds and $70.0 million from Real Estate funds, partially offset by $126.0 million of negative incentives created (fund level) from Distressed Debt funds.
Uncalled Capital Commitments
As of June 30, 2016, March 31, 2016, and June 30, 2015, uncalled capital commitments were $22.8 billion, $21.4 billion and $20.1 billion, respectively. Invested capital by incentive-creating closed-end and similar funds during the three and 12 months ended June 30, 2016 aggregated $2.4 billion and $7.7 billion, respectively, as compared with $2.2 billion and $9.3 billion for the comparable 2015 periods.

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
Adjusted Net Income (1)
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit data)
Revenues:
Management fees	$197,450	$190,197	$398,720	$380,292
Incentive income	87,647	61,148	184,235	214,027
Investment income	47,725	23,365	62,802	76,823
Total revenues	332,822	274,710	645,757	671,142
Expenses:
Compensation and benefits	(99,173)	(104,767)	(203,443)	(213,648)
Equity-based compensation	(12,445)	(11,901)	(23,148)	(18,924)
Incentive income compensation	(35,407)	(29,554)	(85,156)	(119,656)
General and administrative	(30,600)	(30,335)	(62,081)	(59,902)
Depreciation and amortization	(3,048)	(2,105)	(6,208)	(3,996)
Total expenses	(180,673)	(178,662)	(380,036)	(416,126)
Adjusted net income before interest and other income (expense)	152,149	96,048	265,721	255,016
Interest expense, net of interest income	(7,977)	(8,782)	(16,659)	(17,715)
Other income (expense), net	(1,527)	(1,987)	(1,392)	(1,996)
Adjusted net income	142,645	85,279	247,670	235,305
Adjusted net income attributable to OCGH non-controlling interest	(85,039)	(58,464)	(147,801)	(164,371)
Non-Operating Group expenses	(201)	(626)	(465)	(960)
Adjusted net income-OCG before income taxes	57,405	26,189	99,404	69,974
Income taxes-OCG	(7,723)	(4,767)	(19,562)	(11,829)
Adjusted net income-OCG	$49,682	$21,422	$79,842	$58,145
Adjusted net income per Class A unit	$0.79	$0.44	$1.28	$1.24
Weighted average number of Class A units outstanding	62,617	48,372	62,256	46,727

(1)
In the fourth quarter of 2015, the definition of adjusted net income was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, whereas for adjusted net income unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Placement costs associated with closed-end funds amounted to $2.8 million and $3.7 million, respectively, for the three and six months ended June 30, 2015, and remain expensed as incurred in those periods for both GAAP and adjusted net income purposes.

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit data)
Revenues:
Management fees	$197,450	$190,197	$398,720	$380,292
Incentive income	87,647	61,148	184,235	214,027
Receipts of investment income from funds (1)	10,694	30,197	23,617	54,158
Receipts of investment income from companies	10,869	8,175	24,427	16,971
Total distributable earnings revenues	306,660	289,717	630,999	665,448
Expenses:
Compensation and benefits	(99,173)	(104,767)	(203,443)	(213,648)
Incentive income compensation	(35,407)	(29,554)	(85,156)	(119,656)
General and administrative	(30,600)	(30,335)	(62,081)	(59,902)
Depreciation and amortization	(3,048)	(2,105)	(6,208)	(3,996)
Total expenses	(168,228)	(166,761)	(356,888)	(397,202)
Other income (expense):
Interest expense, net of interest income	(7,977)	(8,782)	(16,659)	(17,715)
Operating Group income taxes	(1,422)	(1,047)	(2,829)	(2,199)
Other income (expense), net	(1,527)	(1,987)	(1,392)	(1,996)
Distributable earnings	127,506	111,140	253,231	246,336
Distributable earnings attributable to OCGH non-controlling interest	(76,014)	(76,193)	(151,146)	(171,632)
Non-Operating Group expenses	(201)	(626)	(465)	(960)
Distributable earnings-OCG income taxes	(1,303)	(806)	(4,683)	(1,086)
Tax receivable agreement	(5,106)	(4,880)	(10,212)	(9,290)
Distributable earnings-OCG	$44,882	$28,635	$86,725	$63,368
Distributable earnings per Class A unit	$0.72	$0.59	$1.39	$1.36
Weighted average number of Class A units outstanding	62,617	48,372	62,256	46,727

(1)
This adjustment characterizes a portion of the distributions received from funds as receipts of investment income or loss. In general, the income or loss component of a fund distribution is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends. Additionally, any impairment charges on our CLO investments included in adjusted net income are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO, in order to align with the timing of expected cash flows.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Distributable earnings grew $16.4 million, or 14.8%, to $127.5 million for the three months ended June 30, 2016, from $111.1 million for the three months ended June 30, 2015, reflecting increases of $20.6 million in incentive income, net of incentive income compensation expense (“net incentive income”) and $11.6 million in fee-related earnings, partially offset by a $16.8 million decline in investment income proceeds. For the three months ended June 30, 2016, investment income proceeds totaled $21.6 million, including $10.7 million from fund distributions and $10.9 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $38.4 million, of which $30.2 million and $8.2 million was attributable to fund distributions and DoubleLine, respectively.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Distributable earnings grew $6.9 million, or 2.8%, to $253.2 million for the six months ended June 30, 2016, from $246.3 million for the six months ended June 30, 2015, reflecting increases of $24.3 million in fee-related earnings and $4.7 million in net incentive income, partially offset by a $23.1 million decline in investment income proceeds. For the six months ended June 30, 2016, investment income proceeds totaled $48.0 million, including $23.6 million from fund distributions and $24.4 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $71.1 million, of which $54.2 million and $20.6 million was attributable to fund distributions and DoubleLine, respectively.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Distributable earnings	$127,506	$111,140	$253,231	$246,336
Investment income (1)	47,725	23,365	62,802	76,823
Receipts of investment income from funds (2)	(10,694)	(30,197)	(23,617)	(54,158)
Receipts of investment income from companies	(10,869)	(8,175)	(24,427)	(16,971)
Equity-based compensation (3)	(12,445)	(11,901)	(23,148)	(18,924)
Operating Group income taxes	1,422	1,047	2,829	2,199
Adjusted net income	142,645	85,279	247,670	235,305
Incentive income (4)	54	5,805	(39,888)	(11,573)
Incentive income compensation (4)	(54)	(5,657)	39,888	17,553
Investment income (5)	3,149	—	13,578	—
Equity-based compensation (6)	(2,281)	(4,182)	(5,473)	(8,865)
Placement costs (7)	(1,210)	—	(7,914)	—
Foreign-currency hedging (8)	(3,665)	67	(9,531)	5,379
Acquisition-related items (9)	1,889	(1,695)	1,498	(3,502)
Income taxes (10)	(8,571)	(5,485)	(21,251)	(13,360)
Non-Operating Group expenses (11)	(201)	(626)	(465)	(960)
Non-controlling interests (11)	(82,708)	(53,692)	(140,987)	(161,910)
Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067

(1)
This adjustment adds back segment investment income, which with respect to investments in funds is initially largely non-cash in nature and is thus not available to fund our operations or make equity distributions.

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

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Distributable earnings-OCG (1)	$44,882	$28,635	$86,725	$63,368
Investment income attributable to OCG	19,274	7,346	25,341	23,067
Receipts of investment income from funds attributable to OCG	(4,319)	(9,495)	(9,519)	(16,541)
Receipts of investment income from companies attributable to OCG	(4,389)	(2,570)	(9,845)	(5,157)
Equity-based compensation attributable to OCG (2)	(5,026)	(3,742)	(9,333)	(5,807)
Distributable earnings-OCG income taxes	1,303	806	4,683	1,086
Tax receivable agreement	5,106	4,880	10,212	9,290
Income taxes of Intermediate Holding Companies	(7,149)	(4,438)	(18,422)	(11,161)
Adjusted net income-OCG (1)	49,682	21,422	79,842	58,145
Incentive income attributable to OCG (3)	22	1,825	(16,051)	(3,285)
Incentive income compensation attributable to OCG (3)	(22)	(1,778)	16,051	5,047
Investment income attributable to OCG (4)	1,271	—	5,468	—
Equity-based compensation attributable to OCG (5)	(921)	(1,315)	(2,206)	(2,692)
Placement costs attributable to OCG (6)	(488)	—	(3,186)	—
Foreign-currency hedging attributable to OCG (7)	(1,481)	21	(3,840)	1,583
Acquisition-related items attributable to OCG (8)	763	(533)	605	(1,064)
Non-controlling interests attributable to OCG (8)	221	172	442	333
Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067

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

Fee-related Earnings
Fee-related earnings and fee-related earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit data)
Management fees:
Closed-end funds	$145,953	$129,147	$294,204	$260,794
Open-end funds	38,776	46,577	77,189	91,018
Evergreen funds	12,721	14,473	27,327	28,480
Total management fees	197,450	190,197	398,720	380,292
Expenses:
Compensation and benefits	(99,173)	(104,767)	(203,443)	(213,648)
General and administrative	(30,600)	(30,335)	(62,081)	(59,902)
Depreciation and amortization	(3,048)	(2,105)	(6,208)	(3,996)
Total expenses	(132,821)	(137,207)	(271,732)	(277,546)
Fee-related earnings	64,629	52,990	126,988	102,746
Fee-related earnings attributable to OCGH non-controlling interest	(38,531)	(36,329)	(75,795)	(71,453)
Non-Operating Group expenses	(241)	(652)	(536)	(987)
Fee-related earnings-OCG before income taxes	25,857	16,009	50,657	30,306
Fee-related earnings-OCG income taxes	(2,040)	212	(3,781)	(1,352)
Fee-related earnings-OCG	$23,817	$16,221	$46,876	$28,954
Fee-related earnings per Class A unit	$0.38	$0.34	$0.75	$0.62
Weighted average number of Class A units outstanding	62,617	48,372	62,256	46,727
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Fee-related earnings grew $11.6 million, or 21.9%, to $64.6 million for the three months ended June 30, 2016, from $53.0 million for the three months ended June 30, 2015. The increase reflected $7.3 million of higher management fees and $5.6 million of lower compensation and benefits. The portion of fee-related earnings attributable to our Class A units was $0.38 and $0.34 per unit for the three months ended June 30, 2016 and 2015, respectively.
The effective tax rate applicable to fee-related earnings for the three months ended June 30, 2016 and 2015 was 8% and -1%, respectively, resulting from estimated full-year effective rates of 8% and 4%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Fee-related earnings grew $24.3 million, or 23.7%, to $127.0 million for the six months ended June 30, 2016, from $102.7 million for the six months ended June 30, 2015. The increase reflected $18.4 million of higher management fees, $10.2 million of lower compensation and benefits, and $2.2 million of higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.75 and $0.62 per unit for the six months ended June 30, 2016 and 2015, respectively.
The effective tax rate applicable to fee-related earnings for the six months ended June 30, 2016 and 2015 was 7% and 4%, respectively.

The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fee-related earnings (1)	$64,629	$52,990	$126,988	$102,746
Incentive income	87,647	61,148	184,235	214,027
Incentive income compensation	(35,407)	(29,554)	(85,156)	(119,656)
Investment income	47,725	23,365	62,802	76,823
Equity-based compensation (2)	(12,445)	(11,901)	(23,148)	(18,924)
Interest expense, net of interest income	(7,977)	(8,782)	(16,659)	(17,715)
Other income (expense), net	(1,527)	(1,987)	(1,392)	(1,996)
Adjusted net income	142,645	85,279	247,670	235,305
Reconciling adjustments (3)	(93,598)	(65,465)	(170,545)	(177,238)
Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067

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

(3)	Please refer to the table on page 79 for a detailed reconciliation of adjusted net income to net income attributable to Oaktree Capital Group, LLC.
The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fee-related earnings-OCG (1)	$23,817	$16,221	$46,876	$28,954
Incentive income attributable to OCG	35,395	19,227	74,263	64,185
Incentive income compensation attributable to OCG	(14,298)	(9,292)	(34,318)	(35,789)
Investment income attributable to OCG	19,274	7,346	25,341	23,067
Equity-based compensation attributable to OCG (2)	(5,026)	(3,742)	(9,333)	(5,807)
Interest expense, net of interest income attributable to OCG	(3,181)	(2,735)	(6,644)	(5,361)
Other income (expense) attributable to OCG	(616)	(624)	(562)	(627)
Non-fee-related earnings income taxes attributable to OCG (3)	(5,683)	(4,979)	(15,781)	(10,477)
Adjusted net income-OCG (1)	49,682	21,422	79,842	58,145
Reconciling adjustments (4)	(635)	(1,608)	(2,717)	(78)
Net income attributable to Oaktree Capital Group, LLC	$49,047	$19,814	$77,125	$58,067

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

(4)	Please refer to the table on page 80 for a detailed reconciliation of adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Management Fees:
Closed-end funds	$145,953	$129,147
Open-end funds	38,776	46,577
Evergreen funds	12,721	14,473
Total	$197,450	$190,197

Management fees increased $7.3 million, or 3.8%, to $197.5 million for the three months ended June 30, 2016, from $190.2 million for the three months ended June 30, 2015, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds grew $16.9 million, or 13.1%, to $146.0 million for the three months ended June 30, 2016, from $129.1 million for the three months ended June 30, 2015. The growth reflected an aggregate increase of $31.3 million principally from the start of the investment periods for Oaktree Power Opportunities Fund IV (“Power Fund IV”), Oaktree Principal Fund VI (“PF VI”), Opps X and ROF VII. This increase was partially offset by an aggregate decline of $14.4 million primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $7.8 million, or 16.7%, to $38.8 million for the three months ended June 30, 2016, from $46.6 million for the three months ended June 30, 2015, reflecting net outflows and market-value declines across our open-end strategies.

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $1.8 million, or 12.4%, to $12.7 million for the three months ended June 30, 2016, from $14.5 million for the three months ended June 30, 2015, primarily attributable to Value Opportunities (“VOF”) as a result of net outflows, market-value declines and a reduction in the average management fee rate. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.22% as of June 30, 2016, from 1.49% as of June 30, 2015, primarily reflecting the reduction in the management fee rate for VOF.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Incentive Income:
Closed-end funds	$87,550	$61,148
Evergreen funds	97	—
Total	$87,647	$61,148
Incentive income increased $26.5 million, or 43.4%, to $87.6 million for the three months ended June 30, 2016, from $61.1 million for the three months ended June 30, 2015. The current-year period reflected incentive distributions from five funds across four investment strategies.

Investment Income
A summary of investment income is set forth below:

	Three Months Ended June 30,
	2016	2015
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$12,637	$4,662
Convertible Securities	48	63
Distressed Debt	10,276	(6,648)
Control Investing	1,280	1,526
Real Estate	1,457	3,254
Listed Equities	2,270	6,010
Non-Oaktree funds	3,075	2,140
Income from investments in companies	16,682	12,358
Total investment income	$47,725	$23,365
Investment income increased $24.3 million, or 103.8%, to $47.7 million for the three months ended June 30, 2016, from $23.4 million for the three months ended June 30, 2015. The increase largely reflected higher overall returns on our fund investments. DoubleLine accounted for investment income of $16.6 million and $12.5 million for the three months ended June 30, 2016 and 2015, respectively, of which performance fees accounted for $1.5 million and $0.6 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits decreased $5.6 million, or 5.3%, to $99.2 million for the three months ended June 30, 2016, from $104.8 million for the three months ended June 30, 2015, reflecting variations in annual bonus accruals, as well as a favorable fluctuation of $2.4 million in phantom equity expense stemming largely from each period’s change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation increased $0.5 million, or 4.2%, to $12.4 million for the three months ended June 30, 2016, from $11.9 million for the three months ended June 30, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense increased $5.8 million, or 19.6%, to $35.4 million for the three months ended June 30, 2016, from $29.6 million for the three months ended June 30, 2015. The percentage increase was smaller than the corresponding increase of 43.4% in incentive income, primarily due to differences in the applicable funds’ compensation percentages.
General and Administrative
General and administrative expense increased $0.3 million, or 1.0%, to $30.6 million for the three months ended June 30, 2016, from $30.3 million for the three months ended June 30, 2015, primarily reflecting higher professional fees and other general operating items, partially offset by lower expense for placement costs associated with closed-end funds.
Depreciation and Amortization
Depreciation and amortization expense increased $0.9 million, or 42.9%, to $3.0 million for the three months ended June 30, 2016, from $2.1 million for the three months ended June 30, 2015, primarily reflecting amortization of leasehold improvements associated with office space expansion.

Interest Expense, Net of Interest Income
Interest expense, net decreased $0.8 million, or 9.1%, to $8.0 million for the three months ended June 30, 2016, from $8.8 million for the three months ended June 30, 2015, reflecting higher interest income, as well as lower interest expense resulting from the June 2016 maturity of our $50.0 million 6.09% senior notes.
Other Income (Expense), Net
Other income (expense), net was expense of $1.5 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively. Foreign-currency transactions resulted in a $1.5 million net loss in the current-year period, as compared to a $0.7 million net gain in the prior-year period. The prior-year period also included a $2.7 million loss associated with certain non-operating corporate activities.
Adjusted Net Income
ANI increased $57.3 million, or 67.2%, to $142.6 million for the three months ended June 30, 2016, from $85.3 million for the three months ended June 30, 2015, reflecting increases of $24.3 million in investment income, $20.6 million in net incentive income and $11.6 million in fee-related earnings.
Income Taxes-OCG
Income taxes increased $2.9 million, or 60.4%, to $7.7 million for the three months ended June 30, 2016, from $4.8 million for the three months ended June 30, 2015.  The increase was primarily attributable to higher adjusted net income-OCG before income taxes, partially offset by a lower effective tax rate for the three months ended June 30, 2016. The effective tax rates applied to ANI for the three months ended June 30, 2016 and 2015 were 13% and 18%, respectively, resulting from estimated full-year effective rates of 19% and 17%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income, and certain incentive and investment income rises, and vice versa.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Management Fees:
Closed-end funds	$294,204	$260,794
Open-end funds	77,189	91,018
Evergreen funds	27,327	28,480
Total	$398,720	$380,292

Management fees increased $18.4 million, or 4.8%, to $398.7 million for the six months ended June 30, 2016, from $380.3 million for the six months ended June 30, 2015, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds grew $33.4 million, or 12.8%, to $294.2 million for the six months ended June 30, 2016, from $260.8 million for the six months ended June 30, 2015. The growth reflected an aggregate increase of $60.6 million principally from the start of the investment periods for Power Fund IV, PF VI, Opps X and ROF VII. The increase was partially offset by an aggregate decline of $27.2 million, primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $13.8 million, or 15.2%, to $77.2 million for the six months ended June 30, 2016, from $91.0 million for the six months ended June 30, 2015, reflecting net outflows and market-value declines across our open-end strategies.

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $1.2 million, or 4.2%, to $27.3 million for the six months ended June 30, 2016, from $28.5 million for the six months ended June 30, 2015, primarily attributable to VOF as a result of net outflows, market-value declines and a reduction in the average management fee rate. The decrease was partially offset by drawdowns of capital commitments by Strategic Credit. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.22% as of June 30, 2016, from 1.49% as of June 30, 2015, primarily reflecting the reduction in the management fee rate for VOF.

Incentive Income
A summary of incentive income is set forth below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Incentive Income:
Closed-end funds	$184,138	$214,027
Evergreen funds	97	—
Total	$184,235	$214,027
Incentive income decreased $29.8 million, or 13.9%, to $184.2 million for the six months ended June 30, 2016, from $214.0 million for the six months ended June 30, 2015. The current-year period included tax-related incentive distributions of $72.7 million and other incentive distributions of $111.5 million, as compared with $129.4 million and $84.6 million, respectively, in the prior-year period.
Investment Income
A summary of investment income is set forth below:

	Six Months Ended June 30,
	2016	2015
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$(906)	$16,013
Convertible Securities	(896)	1,011
Distressed Debt	19,167	(4,712)
Control Investing	(167)	19,283
Real Estate	4,562	9,023
Listed Equities	5,758	9,150
Non-Oaktree funds	3,495	4,733
Income from investments in companies	31,789	22,322
Total investment income	$62,802	$76,823
Investment income decreased $14.0 million, or 18.2%, to $62.8 million for the six months ended June 30, 2016, from $76.8 million for the six months ended June 30, 2015. The decline reflected a $23 million impairment charge in the first quarter of 2016 on our investments in certain of our CLOs, predominantly stemming from holdings in energy-related companies. DoubleLine accounted for investment income of $31.6 million and $27.1 million in the six months ended June 30, 2016 and 2015, respectively, of which performance fees accounted for $2.0 million and $2.6 million, respectively.

Segment Expenses
Compensation and Benefits
Compensation and benefits decreased $10.2 million, or 4.8%, to $203.4 million for the six months ended June 30, 2016, from $213.6 million for the six months ended June 30, 2015, reflecting variations in annual bonus accruals, as well as a favorable fluctuation of $1.8 million in phantom equity expense.
Equity-based Compensation
Equity-based compensation increased $4.2 million, or 22.2%, to $23.1 million for the six months ended June 30, 2016, from $18.9 million for the six months ended June 30, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $34.5 million, or 28.8%, to $85.2 million for the six months ended June 30, 2016, from $119.7 million for the six months ended June 30, 2015. The percentage decrease was larger than the corresponding decline of 13.9% in incentive income, as a result of catch-up tax distributions in the prior-year period related to incentive interests awarded to certain investment professionals, as well as differences in the applicable funds’ compensation percentages.
General and Administrative
General and administrative expense increased $2.2 million, or 3.7%, to $62.1 million for the six months ended June 30, 2016, from $59.9 million for the six months ended June 30, 2015, primarily reflecting higher legal and professional fees and other general operating items, partially offset by lower expense for placement costs associated with closed-end funds.
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 55.0%, to $6.2 million for the six months ended June 30, 2016, from $4.0 million for the six months ended June 30, 2015, primarily reflecting amortization of leasehold improvements associated with office space expansion.
Interest Expense, Net of Interest Income
Interest expense, net decreased $1.0 million, or 5.6%, to $16.7 million for the six months ended June 30, 2016, from $17.7 million for the six months ended June 30, 2015, reflecting higher interest income, as well as lower interest expense resulting from the early-June 2016 maturity of our $50.0 million 6.09% senior notes.
Other Income (Expense), Net
Other income (expense), net was expense of $1.4 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively. Foreign-currency transactions resulted in a $1.4 million net loss in the current-year period, as compared to a $1.6 million net gain in the prior-year period. The prior-year period also included a $3.6 million loss associated with certain non-operating corporate activities.
Adjusted Net Income
ANI increased $12.4 million, or 5.3%, to $247.7 million for the six months ended June 30, 2016, from $235.3 million for the six months ended June 30, 2015, reflecting increases of $24.3 million in fee-related earnings and $4.7 million in net incentive income, partially offset by a $14.0 million decline in investment income.
Income Taxes-OCG
Income taxes increased $7.8 million, or 66.1%, to $19.6 million for the six months ended June 30, 2016, from $11.8 million for the six months ended June 30, 2015.  The increase reflected higher adjusted net income-OCG before income taxes, as well as a higher effective tax rate for the six months ended June 30, 2016. The effective tax rates applied to ANI for the six months ended June 30, 2016 and 2015 were 20% and 17%.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income, and certain incentive and investment income rises, and vice versa.
Segment Statements of Financial Condition
Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our corporate investments in funds and companies, favoring longer terms to better match the multi-year nature of our typical investments. Our segment assets do not include accrued incentives (fund level), an off-balance sheet metric, nor do they reflect the fair-market value of our 20% interest in DoubleLine, which is carried at cost, as adjusted under the equity method of accounting. For a reconciliation of segment total assets to our consolidated total assets, please see the “Segment Reporting” note to our condensed consolidated financial statements included elsewhere in this quarterly report.
The following table presents our segment statements of financial condition:

	As of
	June 30, 2016	March 31, 2016	June 30, 2015
Assets:	(in thousands)
Cash and cash-equivalents	$403,417	$342,079	$308,192
U.S. Treasury securities	684,224	618,899	681,197
Corporate investments	1,371,978	1,352,362	1,560,235
Deferred tax assets	426,119	425,904	430,756
Receivables and other assets	274,635	397,416	265,080
Total assets	$3,160,373	$3,136,660	$3,245,460
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$262,392	$253,305	$267,925
Due to affiliates	358,716	356,851	371,276
Debt obligations	795,958	845,736	845,968
Total liabilities	1,417,066	1,455,892	1,485,169
Capital:
OCGH non-controlling interest in consolidated subsidiaries	982,684	945,519	1,146,303
Unitholders’ capital attributable to Oaktree Capital Group, LLC	760,623	735,249	613,988
Total capital	1,743,307	1,680,768	1,760,291
Total liabilities and capital	$3,160,373	$3,136,660	$3,245,460

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	June 30, 2016	March 31, 2016	June 30, 2015
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$417,883	$381,456	$491,685
Convertible Securities	1,627	1,579	19,709
Distressed Debt	380,324	379,507	416,532
Control Investing	251,612	258,753	256,963
Real Estate	113,406	127,731	142,513
Listed Equities	116,954	111,185	152,914
Non-Oaktree funds	70,551	66,321	65,351
Investments in companies	19,621	25,830	14,568
Total corporate investments	$1,371,978	$1,352,362	$1,560,235
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of June 30, 2016, we had $1.1 billion of cash and U.S. Treasury securities and $796 million in outstanding debt, net of debt issuance costs. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of June 30, 2016 and the date of this report. Oaktree’s investments in funds and companies had a carrying value of $1.4 billion as of June 30, 2016.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of June 30, 2016, corporate investments of $1.4 billion included unrealized investment income proceeds of $286 million, of which $105 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are discussed below.
Operating Activities
Net cash used in operating activities was $240.5 million and $1.3 billion in the first six months of 2016 and 2015, respectively. These amounts included, for the first six months of 2016 and 2015, respectively: (a) net purchases of securities of the consolidated funds of $522.2 million and $1.6 billion; (b) net realized gains on investments of the consolidated funds of $10.1 million and $1.3 billion; and (c) changes in unrealized depreciation on investments of the consolidated funds of $26.0 million and $910.9 million.
Investing Activities
Investing activities provided $67.7 million and used $39.3 million of cash in the first six months of 2016 and 2015, respectively. Net activity from purchases, maturities and sales of U.S. Treasury securities included net purchases of $23.1 million and $25.7 million for the first six months of 2016 and 2015, respectively. Corporate investments in funds and companies of $37.2 million and $40.4 million for the first six months of 2016 and 2015, respectively, consisted of the following:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Funds	$96,059	$174,237
Eliminated in consolidation	(58,831)	(133,839)
Total investments	$37,228	$40,398

Distributions and proceeds from corporate investments in funds and companies of $132.2 million and $43.8 million for the first six months of 2016 and 2015, respectively, consisted of the following:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Funds	$168,212	$137,597
Eliminated in consolidation	(36,053)	(117,832)
Unconsolidated companies	—	24,013
Total proceeds	$132,159	$43,778

Purchases of fixed assets were $4.2 million and $17.0 million for the first six months of 2016 and 2015, respectively.

Financing Activities
Financing activities provided $178.7 million and $724.3 million of cash in the first six months of 2016 and 2015, respectively. For the first six months of 2016 and 2015, respectively, financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $40.7 million and net distributions to non-controlling interests in consolidated funds of $400.9 million; (b) net repayments on credit facilities of the consolidated funds of $36.0 million and net borrowings of $947.2 million; (c) distributions to unitholders of $179.7 million and $210.9 million; (d) proceeds from debt obligations issued by our CLOs of $426.3 million and $401.4 million; (e) payments for debt issuance costs of $8.8 million and $9.1 million; and (f) net unit purchases of $10.3 million and $4.3 million. Additionally, the first six months of 2016 included a $50.0 million payment for the maturing principal balance of our 6.09% senior notes.
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
In April 2016, we received commitments from certain accredited investors (collectively, the “Investors”) to purchase $100 million of 3.69% senior notes (the “2016 Notes”) to be issued by our indirect subsidiary, Oaktree Capital Management, L.P. (the “Issuer”), and guaranteed by our indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (the “Guarantors” and together with the Issuer, the “Obligors”) pursuant to a note and guaranty agreement (the “2016 Note Agreement”). On July 12, 2016, we issued and sold the Notes, maturing on July 12, 2031, to the Investors. We used the proceeds from the sale of the Notes to simultaneously repay $100 million of our $250 million term loan due March 31, 2021. The Notes are senior unsecured obligations of the Issuer, jointly and severally guaranteed by the Guarantors.
The 2016 Note Agreement provides for certain affirmative and negative covenants, including financial covenants relating to the Obligors’ combined leverage ratio and minimum assets under management. In addition, the 2016 Note Agreement contains customary representations and warranties of the Obligors and customary events of default, in certain cases, subject to cure periods. The Issuer may prepay all, or from time to time any part of, the 2016 Notes at any time, subject to the Issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the Issuer will be required to make an offer to prepay the Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”) and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extends the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire principal amount of $250 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing interest-rate swaps, the majority of the Term Loan’s annual interest rate is fixed at 2.22% through January 2017, based on our current credit ratings. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of June 30, 2016, we had no outstanding borrowings under our $500 million revolving credit facility and were able to draw the full amount available without violating any financial maintenance covenants.
In September 2014, the Obligors issued and sold to certain accredited investors $50 million aggregate principal amount of our 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of our 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of our 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “2014 Notes”) pursuant to a note and guarantee agreement (the “2014 Note Agreement”). The 2014 Notes are senior unsecured obligations of the Issuer, guaranteed by the Guarantors on a joint and several basis. Interest on the 2014 Notes is payable semi-annually.
The 2014 Note Agreement provides for certain affirmative and negative covenants, including financial covenants relating to the Obligors’ combined leverage ratio and minimum assets under management. In addition, the 2014 Note Agreement contains customary representations and warranties of the Obligors and customary events of default, in certain cases, subject to cure periods. The Issuer may prepay all, or from time to time any part of, the 2014 Notes at any time, subject to the Issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the Issuer will be required to make an offer to prepay the 2014 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
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
In addition to the 2009 Notes, as of June 30, 2016, we had one other series of senior notes outstanding, with an aggregate remaining principal balance of $50 million due in November 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of June 30, 2016, we were required to maintain approximately $97.8 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of June 30, 2016, future payments of this nature were estimated to aggregate $37.1 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $75.2 million over the period ending approximately in 2034 with respect to our initial public offering.

In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of June 30, 2016, future payments with respect to the May 2013 Offering were estimated to aggregate $104.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of June 30, 2016, future payments with respect to the March 2014 Offering were estimated to aggregate $78.1 million over the period ending approximately in 2036.
In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of June 30, 2016, future payments with respect to the March 2015 Offering were estimated to aggregate $62.5 million over the period ending approximately in 2037.
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2016.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2016:

	Last Six Months of 2016	2017-2018	2019-2020	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$7,072	$24,140	$29,259	$66,556	$127,027
Debt obligations payable	50,000	—	250,000	500,000	800,000
Interest obligations on debt (2)	17,310	60,066	37,952	72,314	187,642
Tax receivable agreement	19,393	41,882	45,375	250,201	356,851
Contingent consideration (3)	24,995	—	—	—	24,995
Commitments to Oaktree and third-party funds (4)	516,564	—	—	—	516,564
Subtotal	635,334	126,088	362,586	889,071	2,013,079
Consolidated Funds:
Debt obligations of CLOs	—	73,833	—	2,652,551	2,726,384
Interest on debt obligations of CLOs (2)	33,051	132,150	127,816	412,705	705,722
Commitments to fund investments (5)	2,868	—	—	—	2,868
Total	$671,253	$332,071	$490,402	$3,954,327	$5,448,053

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

(3)
This represents the undiscounted contingent consideration obligation as of June 30, 2016 related to the 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2016 column.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2016.
As of June 30, 2016, none of the incentive income we had recognized was subject to clawback by the funds.
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
The table below summarizes the investments and other financial instruments, net of debt obligations, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of June 30, 2016	Level I	Level II	Level III	Total

Closed-end funds	$3,436	$235,456	$192,590	$431,482
Open-end funds	41,894	41,371	60	83,325
Evergreen funds	43,820	(921)	3,123	46,022
Total	$89,150	$275,906	$195,773	$560,829

As of December 31, 2015
Closed-end funds	$3,435,823	$8,557,125	$26,508,067	$38,501,015
Open-end funds	992,683	3,814,699	80,210	4,887,592
Evergreen funds	383,349	585,417	629,430	1,598,196
Total	$4,811,855	$12,957,241	$27,217,707	$44,986,803

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2016, we had investments, at fair value of $3.3 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $330.2 million. Of this decline, approximately $141.2 million would impact net income attributable to Oaktree Capital Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.

Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the six months ended June 30, 2016 and 2015, NAV-based management fees represented approximately 29% and 37%, respectively, of total management fees. Based on investments held as of June 30, 2016, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $5.7 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2016, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $241.5 million decrease in the amount of investment income. The estimated decline of $241.5 million is greater than 10% of the June 30, 2016 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the six months ended June 30, 2016, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $5.4 million;

•	our operating expenses would have increased by $6.2 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.5 million; and

•	our income tax expense would have decreased by $0.1 million.
These movements would have decreased our net income attributable to OCG by $0.2 million.
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
Interest-rate Risk
As of June 30, 2016, Oaktree and its operating subsidiaries had $796 million in debt obligations, net of debt issuance costs, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into interest-rate swaps that effectively converted the majority of the term loan’s floating interest rate to fixed through January 2017. As a result, for the six months ended June 30, 2016, there would not have been a material impact to interest expense attributable to Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.1 billion of aggregate segment cash and U.S. Treasury securities as of June 30, 2016, we estimate that Oaktree and its operating subsidiaries would generate an additional $10.9 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated CLOs have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our CLOs would have to make, impacting future earnings and cash flows. As of June 30, 2016, $2.7 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $25.8 million in the event interest rates were to increase by 100 basis points.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal Actions” in note 15 to our condensed consolidated financial statements included elsewhere in this quarterly report, which section is incorporated herein by reference. Also, please see Item “1A. Risk Factors—Risks Related to Our Business—Extensive regulation in the United States and abroad affects our activities and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations” in our annual report.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see the information under “Risk Factors” in our annual report. Other than the updates below, there have been no material changes to the risk factors disclosed in our annual report.
The risks described in our annual report and in this quarterly report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
The vote by the United Kingdom to exit the European Union could adversely affect us.
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum on whether to remain a member state of the European Union (the “EU”) in which a majority of voters approved an exit from the EU, commonly referred to as “Brexit.” The referendum was non-binding; however, as a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K. withdrawal from the EU. Under the process for withdrawing from the EU contemplated in the Treaty on European Union, the U.K. will remain a member state until a withdrawal agreement is entered into or, if later (and no extension is agreed), two years following notification of the U.K.’s intention to withdraw from the EU. The U.K. has not formally notified the European Council of its intention to leave, and there is no certainty that the U.K. government will do so; instead the U.K. government may seek to negotiate a bespoke withdrawal right with the agreement of the remaining EU countries. In either case, it is expected that it will take longer than two years before the terms of a withdrawal agreement are negotiated and known. As a consequence, it is likely that the U.K. will remain a member state subject to EU law with privileges to provide services under the single market directives for at least two more years.
The announcement of Brexit caused significant volatility in global stock markets and currency exchange fluctuations, including a sharp decline in the value of the British pound sterling and the equity prices for U.K.-dependent companies. The long-term effects of Brexit are expected to continue to be far-reaching and will depend on, among other things, any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign-exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the U.K. and the EU. Consequently, the investments of our funds denominated in British pounds sterling are subject to increased risks related to these exchange-rate fluctuations, which could produce market declines that could negatively impact our AUM. In addition, the announcement of Brexit and the expected withdrawal of the U.K. from the EU may also adversely affect the values of the investments held by our funds in the U.K. and EU, and our financial condition, results of operations and cash flow could suffer as a result.
In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Any such new laws and regulations in the U.K. may be difficult and/or costly to implement and could adversely impact our ability to raise capital from investors in the U.K. and the EU, which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition. Furthermore, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, at this time, it is difficult to predict how the U.K. withdrawal from the EU will be implemented and what the economic, tax, fiscal, legal, regulatory and other implications will be for the asset management industry and the broader European and global financial markets generally and for our business and our funds and their investments specifically. However, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial prospectus and condition and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on April 20, 2016, we issued 6,991 Class B units to OCGH which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of June 30, 2016
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb	TBD	—	$7,985	$—	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (6)	Jan. 2016	Jan. 2019	3,241	486	119	1	604	3,160	—	23	516	nm	nm	1.3x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	5,066	(215)	4	4,847	4,966	—	—	5,988	1.1%	(2.1)%	1.0
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	2,692	374	1,133	1,933	2,140	52	—	2,469	6.4	3.1	1.2
Special Account B	Nov. 2009	Nov. 2012	1,031	1,100	454	1,120	434	423	15	—	433	12.5	9.9	1.5
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	4,507	1,871	4,544	1,834	1,867	144	112	1,668	11.7	8.3	1.5
Special Account A	Nov. 2008	Oct. 2012	253	253	280	463	70	75	42	14	—	27.8	22.5	2.1
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	9,844	8,781	17,329	1,296	1,266	1,453	253	—	22.0	16.7	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	3,598	1,461	4,647	412	689	81	—	532	10.3	7.5	1.5
OCM Opportunities Fund VI	Jul. 2005	Jul. 2008	1,773	1,773	1,295	2,913	155	64	197	56	—	11.9	8.8	1.8
OCM Opportunities Fund V	Jun. 2004	Jun. 2007	1,179	1,179	964	2,097	46	—	179	10	—	18.5	14.2	1.9
Legacy funds (7).	Various	Various	9,543	9,543	8,205	17,695	53	—	1,113	11	—	24.2	19.3	1.9
												22.1%	16.2%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII (8)	Jan. 2016	Jan. 2020	$2,395	$—	$(9)	$6	$(15)	$1,936	$—	$—	$—	n/a	n/a	n/a
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	2,677	1,039	678	3,038	2,454	10	191	2,522	19.1%	12.8%	1.5x
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	1,283	885	1,410	758	446	56	113	335	17.7	13.0	1.8
Special Account D	Nov. 2009	Nov. 2012	256	264	165	305	124	73	3	13	78	14.2	12.1	1.7
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	450	388	696	142	110	36	38	—	16.2	11.1	2.0
OCM Real Estate Opportunities Fund III	Sep. 2002	Sep. 2005	707	707	622	1,300	29	—	117	6	—	15.3	11.4	1.9
Legacy funds (7).	Various	Various	1,634	1,610	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
												15.6%	12.0%
Real Estate Debt
Oaktree Real Estate Debt Fund (9).	Sep. 2013	Oct. 2016	$1,112	$506	$66	$405	$167	$492	$—	$10	$118	25.1%	18.1%	1.2x
Oaktree PPIP Fund (10) .	Dec. 2009	Dec. 2012	2,322	1,113	457	1,570	—	—	47	—	—	28.2	n/a	1.4

European Principal Investments (11)
Oaktree European Principal Fund IV	TBD	—	€840	€—	€—	€—	€—	€8	€—	€—	€—	n/a	n/a	n/a
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	€2,750	€1,270	€417	€3,603	€3,227	€—	€246	€2,957	19.5%	12.4%	1.6x
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	€1,731	€435	€1,476	€690	€1,045	€29	€—	€1,028	8.9	4.9	1.4
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	$473	$454	$857	$70	$—	$57	$30	$—	11.7	8.9	2.1
												13.0%	8.4%
European Private Debt
Oaktree European Capital Solutions Fund (6) (9)	Dec. 2015	Dec. 2018	€287	€74	€—	€—	€74	€87	€—	€—	€75	nm	nm	1.0x
Oaktree European Dislocation Fund (9).	Oct. 2013	Oct. 2016	€294	€182	€29	€140	€71	€178	€—	€4	€54	23.1%	16.5%	1.2
Special Account E	Oct. 2013	Apr. 2015	€379	€261	€50	€167	€144	€161	€—	€7	€124	14.4	11.1	1.2
												16.6%	12.3%

			As of June 30, 2016
	Investment Period		Total Committed Capital	Drawn Capital (1)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (2)	Unreturned Drawn Capital Plus Accrued Preferred Return (3)	IRR Since Inception (4)		Multiple of Drawn Capital (5)
	Start Date	End Date										Gross	Net
	(in millions)
Global Principal Investments
Oaktree Principal Fund VI	Nov. 2015	Nov. 2018	$1,223	$208	$24	$32	$200	$1,167	$—	$5	$187	40.3%	14.8%	1.2x
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	2,827	2,586	381	1,367	1,600	1,839	50	—	2,175	7.8	3.2	1.3
Special Account C	Dec. 2008	Feb. 2014	505	460	190	362	288	354	21	—	288	11.3	8.0	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	3,328	2,233	3,811	1,750	854	22	234	1,455	11.1	8.2	1.8
OCM Principal Opportunities Fund III	Nov. 2003	Nov. 2008	1,400	1,400	890	2,174	116	—	151	22	—	13.9	9.6	1.8
Legacy funds (7).	Various	Various	2,301	2,301	1,839	4,138	2	—	236	—	—	14.5	11.6	1.8
												12.8%	9.2%
Power Opportunities
Oaktree Power Opportunities Fund IV (6)	Nov. 2015	Nov. 2020	$1,106	$107	$(12)	$—	$95	$1,078	$—	$—	$109	nm	nm	1.0x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	698	347	575	470	407	14	52	293	22.6%	13.5%	1.6
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	541	1,450	1,982	9	—	100	1	—	76.1	58.8	3.9
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	383	251	634	—	—	23	—	—	20.1	13.1	1.8
												34.7%	26.6%
Infrastructure Investing
Highstar Capital IV (12).	Nov. 2010	Nov. 2016	$2,585	$2,453	$490	$411	$2,532	$1,882	$—	$6	$1,948	16.7%	9.1%	1.4x

Mezzanine Finance
Oaktree Mezzanine Fund IV (9)	Oct. 2014	Oct. 2019	$852	$248	$17	$13	$252	$243	$—	$1	$251	11.5%	8.3%	1.1x
Oaktree Mezzanine Fund III (13).	Dec. 2009	Dec. 2014	1,592	1,423	371	1,330	464	431	10	20	439	15.1	10.4 / 8.2	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	1,107	528	1,489	146	—	—	—	162	11.3	7.8	1.6
OCM Mezzanine Fund (14).	Oct. 2001	Oct. 2006	808	773	302	1,073	2	—	38	—	—	15.4	10.8 / 10.5	1.5
												13.2%	8.9%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2016	$384	$220	$13	$1	$232	$364	$—	$—	$250	7.1%	3.4%	1.1x
Special Account F	Jan. 2014	Jan. 2017	253	157	10	—	167	165	—	—	177	6.1	3.9	1.1
				73,069	(11)			34,174	(11)	1,506	(11)	6.7%	3.6%
		Other (15)		12,328				7,887		16
		Total (16)		$85,397	(17)			$42,061		$1,522

(1)	Drawn capital reflects the capital contributions of investors in the fund, net of any distributions to such investors of uninvested capital.

(2)	Accrued incentives (fund level) exclude Oaktree segment incentive income previously recognized.

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

(5)	Multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.

(6)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through June 30, 2016 was less than 18 months.

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

(9)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of June 30, 2016 management fee-generating AUM included only that portion of committed capital that had been drawn.

(10)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(11)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the June 30, 2016 spot rate of $1.11.

(12)
The fund includes co-investments of $555 million in AUM, most of which do not pay management fees or an incentive allocation. These co-investments have been excluded from the calculation of gross and net IRR, as well as the unreturned drawn capital plus accrued preferred return amount and multiple of drawn capital. The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of June 30, 2016, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) amount shown for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(13)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 8.2%. The combined net IRR for Class A and Class B interests was 9.4%.

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

(16)
This excludes two closed-end funds with management fee-generating AUM aggregating $550 million as of June 30, 2016, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $606 million of management fee-generating AUM.

(17)	The aggregate change in drawn capital for the three months ended June 30, 2016 was $1.0 billion.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of June 30, 2016	Twelve Months Ended June 30, 2016			Since Inception through June 30, 2016
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$15,871	1.0%	0.5%	0.9%	9.3%	8.8%	8.3%	0.78	0.54
Global High Yield Bonds	Nov. 2010	4,349	1.9	1.4	2.2	6.9	6.3	6.2	1.01	0.94
European High Yield Bonds	May 1999	1,370	5.4	4.8	4.5	8.0	7.5	6.1	0.68	0.41
U.S. Convertibles	Apr. 1987	3,554	(8.0)	(8.5)	(4.5)	9.3	8.7	7.9	0.47	0.34
Non-U.S. Convertibles	Oct. 1994	1,566	(2.0)	(2.5)	(3.4)	8.3	7.8	5.6	0.75	0.38
High Income Convertibles	Aug. 1989	798	3.9	3.1	0.9	11.4	10.5	8.1	1.04	0.57
U.S. Senior Loans	Sept. 2008	1,588	(0.6)	(1.1)	0.9	5.8	5.3	5.0	1.00	0.59
European Senior Loans	May 2009	1,550	3.5	3.0	2.0	8.5	8.0	9.2	1.67	1.67
Emerging Markets Equities	Jul. 2011	2,951	(15.2)	(15.8)	(12.1)	(3.7)	(4.4)	(3.8)	(0.19)	(0.21)
Total		$33,597

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.
Evergreen Funds

		As of June 30, 2016				Twelve Months Ended June 30, 2016		Since Inception through June 30, 2016
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	Jul. 2012	$3,105	$2,386	$ n/a		(1.8)%	(3.4)%	7.3%	5.0%
Value Opportunities	Sept. 2007	1,170	1,112	—	(3)	(6.4)	(8.4)	8.8	4.7
Value Equities (4)	May 2012	307	242	—	(3)	(10.0)	(11.5)	15.1	9.9
Emerging Markets Absolute Return	Apr. 1997	138	118	—	(3)	(4.6)	(5.8)	13.0	8.7
			3,858	—
Restructured funds			—	4
Total (2) (5)			$3,858	$4

(1)	Returns represent time-weighted rates of return.

(2)	Includes two closed-end funds with an aggregate $765 million and $550 million of AUM and management fee-generating AUM, respectively.

(3)
As of June 30, 2016, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $254 million for Value Opportunities, $22 million for Value Equities and $9 million for Emerging Markets Absolute Return.

(4)	Includes performance results of a proprietary fund with an initial capital commitment of $25 million since its inception on May 1, 2012.

(5)
Total excludes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $606 million of management fee-generating AUM as of June 30, 2016.

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
Date: August 4, 2016

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