Form 10-Q
period 2016-09-30
Oaktree Capital Group, LLC
filed 2016-11-04
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 1, 2016, there were 62,913,996 Class A units and 92,038,771 Class B units of the registrant outstanding.

1

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (“annual report”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016 and on August 4, 2016, respectively, which are accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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
“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments, and the aggregate par value of collateral assets and principal cash held by our collateralized loan obligation vehicles (“CLOs”). Our AUM amounts include AUM for which we charge no fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics described below may not be directly comparable to the AUM metrics of other investment managers.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2016	December 31, 2015
Assets
Cash and cash-equivalents	$461,389	$480,590
U.S. Treasury and time deposit securities	676,226	661,116
Corporate investments (includes $97,757 and $67,626 measured at fair value as of September 30, 2016 and December 31, 2015, respectively)	1,040,994	213,988
Due from affiliates	154,893	35,899
Deferred tax assets	426,138	425,798
Other assets	230,372	254,267
Assets of consolidated funds:
Cash and cash-equivalents	300,701	2,850,512
Investments, at fair value	3,676,412	45,179,906
Dividends and interest receivable	15,730	189,693
Due from brokers	76,098	706,708
Receivable for securities sold	39,045	163,799
Derivative assets, at fair value	185	198,351
Other assets	1,193	402,104
Total assets	$7,099,376	$51,762,731
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$215,372	$319,834
Accounts payable, accrued expenses and other liabilities	172,182	121,934
Due to affiliates	360,193	356,851
Debt obligations	795,678	846,354
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	14,647	128,774
Payables for securities purchased	329,731	478,437
Securities sold short, at fair value	57,133	91,246
Derivative liabilities, at fair value	516	300,208
Distributions payable	4,499	364,773
Borrowings under credit facilities	174,700	6,442,742
Debt obligations of CLOs	2,840,252	2,330,359
Total liabilities	4,964,903	11,781,512
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	319,718	38,173,125
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 62,913,996 and 61,969,860 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Class B units, no par value, unlimited units authorized, 92,038,771 and 91,937,873 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Paid-in capital	741,093	735,166
Retained earnings	36,377	—
Accumulated other comprehensive income (loss)	351	(1,216)
Class A unitholders’ capital	777,821	733,950
Non-controlling interests in consolidated subsidiaries	1,007,936	1,043,930
Non-controlling interests in consolidated funds	28,998	30,214
Total unitholders’ capital	1,814,755	1,808,094
Total liabilities and unitholders’ capital	$7,099,376	$51,762,731

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Management fees	$190,974	$47,106	$584,542	$148,848
Incentive income	99,256	3,385	242,894	3,949
Total revenues	290,230	50,491	827,436	152,797
Expenses:
Compensation and benefits	(97,552)	(101,240)	(308,959)	(319,133)
Equity-based compensation	(19,838)	(12,494)	(48,460)	(40,283)
Incentive income compensation	(47,385)	(4,907)	(92,653)	(107,010)
Total compensation and benefits expense	(164,775)	(118,641)	(450,072)	(466,426)
General and administrative	(32,252)	(37,627)	(113,032)	(77,695)
Depreciation and amortization	(3,867)	(4,032)	(12,076)	(10,031)
Consolidated fund expenses	(1,445)	(30,218)	(3,991)	(118,269)
Total expenses	(202,339)	(190,518)	(579,171)	(672,421)
Other income (loss):
Interest expense	(32,414)	(56,023)	(86,849)	(155,334)
Interest and dividend income	46,817	454,384	120,225	1,455,624
Net realized gain (loss) on consolidated funds’ investments	(1,436)	318,267	8,647	1,650,645
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	10,231	(2,357,989)	(15,742)	(3,268,891)
Investment income	65,758	10,342	136,205	38,718
Other income (expense), net	543	6,368	11,892	13,925
Total other income (loss)	89,499	(1,624,651)	174,378	(265,313)
Income (loss) before income taxes	177,390	(1,764,678)	422,643	(784,937)
Income taxes	(8,567)	(1,893)	(29,818)	(15,253)
Net income (loss)	168,823	(1,766,571)	392,825	(800,190)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(13,243)	1,779,225	(15,618)	1,034,521
Net income attributable to non-controlling interests in consolidated subsidiaries	(97,283)	(10,767)	(241,785)	(174,377)
Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954
Distributions declared per Class A unit	$0.58	$0.50	$1.60	$1.70
Net income per unit (basic and diluted):
Net income per Class A unit	$0.93	$0.04	$2.17	$1.27
Weighted average number of Class A units outstanding	62,755	48,440	62,424	47,304

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended September 30, 2016	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$58,297	$97,283	$13,243	$168,823
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(109)	(163)	—	(272)
Unrealized gain on interest-rate swap designated as cash-flow hedge	151	223	—	374
Other comprehensive loss, net of tax	42	60	—	102
Total comprehensive income	58,339	97,343	13,243	168,925
Less: Comprehensive income attributable to non-controlling interests	—	(97,343)	(13,243)	(110,586)
Comprehensive income attributable to Oaktree Capital Group, LLC	$58,339	$—	$—	$58,339
Three Months Ended September 30, 2015
Net income (loss)	$1,887	$10,767	$(1,779,225)	$(1,766,571)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(444)	(967)	—	(1,411)
Unrealized gain on interest-rate swap designated as cash-flow hedge	56	122	—	178
Other comprehensive loss, net of tax	(388)	(845)	—	(1,233)
Total comprehensive income (loss)	1,499	9,922	(1,779,225)	(1,767,804)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(9,922)	1,779,225	1,769,303
Comprehensive income attributable to Oaktree Capital Group, LLC	$1,499	$—	$—	$1,499

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — (Continued)
(in thousands)

Nine Months Ended September 30, 2016	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$135,422	$241,785	$15,618	$392,825
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,337	1,972	—	3,309
Unrealized gain on interest-rate swap designated as cash-flow hedge	230	339	—	569
Other comprehensive income, net of tax	1,567	2,311	—	3,878
Total comprehensive income	136,989	244,096	15,618	396,703
Less: Comprehensive income attributable to non-controlling interests	—	(244,096)	(15,618)	(259,714)
Comprehensive income attributable to Oaktree Capital Group, LLC	$136,989	$—	$—	$136,989
Nine Months Ended September 30, 2015
Net income	$59,954	$174,377	$(1,034,521)	$(800,190)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(738)	(1,801)	—	(2,539)
Unrealized gain on interest-rate swap designated as cash-flow hedge	147	314	—	461
Other comprehensive loss, net of tax	(591)	(1,487)	—	(2,078)
Total comprehensive income (loss)	59,363	172,890	(1,034,521)	(802,268)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(172,890)	1,034,521	861,631
Comprehensive income attributable to Oaktree Capital Group, LLC	$59,363	$—	$—	$59,363

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$392,825	$(800,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(136,205)	(38,718)
Depreciation and amortization	12,076	10,031
Equity-based compensation	48,460	40,283
Net realized and unrealized loss from consolidated funds’ investments	7,095	1,618,246
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(5,674)	(4,419)
Income distributions from corporate investments in funds and companies	85,342	48,826
Other non-cash items	5,246	9,184
Cash flows due to changes in operating assets and liabilities:
Decrease in other assets	32,268	35,620
Increase (decrease) in net due to affiliates	(35,138)	8,334
Decrease in accrued compensation expense	(104,462)	(68,954)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	54,318	(26,879)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(3,191)	11,837
(Increase) decrease in due from brokers	80,271	(690,519)
Increase in receivables for securities sold	(24,895)	(88,942)
(Increase) decrease in other assets	(509)	184,544
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(870)	36,132
Increase in payables for securities purchased	180,712	58,859
Purchases of securities	(2,554,034)	(14,351,834)
Proceeds from maturities and sales of securities	1,762,068	11,839,995
Net cash used in operating activities	(204,297)	(2,168,564)
Cash flows from investing activities:
Purchases of U.S. Treasury and time deposit securities	(633,124)	(290,645)
Proceeds from maturities and sales of U.S. Treasury and time deposit securities	618,014	290,054
Corporate investments in funds and companies	(50,807)	(41,289)
Distributions and proceeds from corporate investments in funds and companies	175,008	45,570
Purchases of fixed assets	(67,599)	(21,069)
Net cash provided by (used in) investing activities	41,492	(17,379)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$100,000	$—
Payment of debt issuance costs	(1,310)	—
Repayment of debt obligations	(150,000)	—
Proceeds from issuance of Class A units	—	237,820
Purchase of OCGH units	—	(237,820)
Repurchase and cancellation of units	(11,504)	(4,512)
Distributions to Class A unitholders	(100,395)	(79,651)
Distributions to OCGH unitholders	(181,642)	(219,822)
Contributions from non-controlling interests	—	4,000
Distributions to non-controlling interests	(5,293)	(4,612)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	116,896	4,295,992
Distributions to non-controlling interests	(54,278)	(4,236,330)
Proceeds from debt obligations issued by CLOs	426,292	882,574
Payment of debt issuance costs	(7,974)	(17,163)
Borrowings on credit facilities	389,836	4,932,370
Repayments on credit facilities	(208,330)	(3,459,094)
Net cash provided by financing activities	312,298	2,093,752
Effect of exchange rate changes on cash	(6,315)	(9,006)
Net increase (decrease) in cash and cash-equivalents	143,178	(101,197)
Cash and cash-equivalents, beginning balance	3,331,102	3,348,494
Change in cash and cash-equivalents from adoption of accounting guidance	(2,712,190)	—
Cash and cash-equivalents, ending balance	$762,090	$3,247,297

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2015	61,970	91,938	$735,166	$—	$(1,216)	$1,043,930	$30,214	$1,808,094
Activity for the nine months ended September 30, 2016:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(12,912)	—	—	(109,709)	—	(122,621)
Issuance of Class A units	1,240	—	—	—	—	—	—	—
Issuance of Class B units	—	630	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(51)	(111)	—	—	—	—	—	—
Cancellation of units	(245)	(418)	—	—	—	—	—	—
Repurchase and cancellation of units	—	—	(11,191)	—	—	(313)	—	(11,504)
Equity reallocation between controlling and non-controlling interests	—	—	11,892	—	—	(11,892)	—	—
Capital increase related to equity-based compensation	—	—	19,488	—	—	28,759	—	48,247
Distributions declared	—	—	(1,350)	(99,045)	—	(186,935)	(2,584)	(289,914)
Net income	—	—	—	135,422	—	241,785	1,368	378,575
Foreign currency translation adjustment, net of tax	—	—	—	—	1,337	1,972	—	3,309
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	230	339	—	569
Unitholders’ capital as of September 30, 2016	62,914	92,039	$741,093	$36,377	$351	$1,007,936	$28,998	$1,814,755

Unitholders’ capital as of December 31, 2014	43,764	109,089	$536,431	$11,378	$(1,070)	$1,265,961	$27,430	$1,840,130
Activity for the nine months ended September 30, 2015:
Issuance of Class A units	4,908	—	237,820	—	—	—	—	237,820
Issuance of Class B units	—	1,338	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(105)	—	—	—	—	—	—
Cancellation of units	—	(5,004)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(237,820)	—	—	—	—	(237,820)
Deferred tax effect resulting from the purchase of OCGH units	—	—	11,025	—	—	—	—	11,025
Repurchase and cancellation of units	—	—	—	—	—	(4,512)	—	(4,512)
Capital contributions	—	—	—	—	—	4,000	2,880	6,880
Equity reallocation between controlling and non-controlling interests	—	—	47,698	—	—	(47,698)	—	—
Capital increase related to equity-based compensation	—	—	12,023	—	—	26,936	—	38,959
Distributions declared	—	—	(8,319)	(71,332)	—	(224,434)	(1,962)	(306,047)
Net income	—	—	—	59,954	—	174,377	2,744	237,075
Foreign currency translation adjustment, net of tax	—	—	—	—	(738)	(1,801)	—	(2,539)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	147	314	—	461
Unitholders’ capital as of September 30, 2015	48,672	105,318	$598,858	$—	$(1,661)	$1,193,143	$31,092	$1,821,432

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016
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
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company is owned by its Class A and Class B unitholders. Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the Company’s senior executives, current and former employees, and certain other investors (collectively, the “OCGH unitholders”). The Company’s operations are conducted through a group of operating entities collectively referred to as the “Oaktree Operating Group.” OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. Class A units are entitled to one vote per unit. Class B units are entitled to ten votes per unit and do not represent an economic interest in the Company. The number of Class B units held by OCGH increases or decreases in response to corresponding changes in OCGH’s economic interest in the Oaktree Operating Group; consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements.
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
September 30, 2016
($ in thousands, except where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies of the Company
Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) amended its consolidation guidance which changed the way a reporting entity should evaluate limited partnerships and similar entities for consolidation, how a decision maker’s fees affect the consolidation analysis, and how interests held by related parties affect the consolidation analysis. The Company adopted this guidance as of January 1, 2016 under the modified retrospective approach, which did not require prior periods to be recast. In connection with the adoption, the Company reevaluated all of its investment vehicles and other legal entities for consolidation and, as of January 1, 2016, deconsolidated substantially all of its previously consolidated investment funds because those funds, which had previously been evaluated as voting interest entities, became variable interest entities (“VIEs”) under the new consolidation guidance. The Company is not the primary beneficiary of these VIEs because its fee arrangements are not deemed to be variable interests, and it does not hold any other interests in those funds that are considered to be more than insignificant. The adoption resulted in a reduction to total consolidated assets, liabilities, non-controlling redeemable interests in consolidated funds and unitholders' capital as of January 1, 2016 of $45.7 billion, $7.6 billion, $38.0 billion and $90.6 million, respectively. There was no impact on retained earnings or net income attributable to the Company.
The Company consolidates entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a VIE if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. The Company consolidates all VIEs in which it is the primary beneficiary. An entity is deemed to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-based fees), would give it a controlling financial interest. A decision maker’s fee arrangement is not considered a variable interest if it is compensation for services provided, commensurate with the level of effort required to provide those services and part of a compensation arrangement that includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length (“at-market”), and the decision maker does not hold any other variable interests that absorb more than an insignificant amount of the potential VIE’s expected residual returns.
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
September 30, 2016
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
September 30, 2016
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

•
Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities, prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives, other investments where the fair value is based on observable inputs, and upon adoption of the new CLO measurement guidance as of January 1, 2016, debt obligations of consolidated CLOs.

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
September 30, 2016
($ in thousands, except where noted)

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
The Company adopted the new CLO measurement guidance on a modified retrospective approach as of January 1, 2016. Upon adoption, the Company elected the fair value option for the financial liabilities of the consolidated CLOs and determined that the fair value of the CLO assets was more observable than the fair value of the CLO liabilities. Accordingly, the fair value of the CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services.
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
The Company has elected the fair value option for the financial assets and financial liabilities of its consolidated CLOs. The assets and liabilities of CLOs are primarily reflected within the investments, at fair value and within the debt obligations of CLOs line items in the condensed consolidated statements of financial condition. The Company’s accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. CLO liabilities are measured based on the more observable fair value of CLO assets under the new CLO measurement guidance, as discussed under “—Fair Value of Financial Instruments” above. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses, respectively, are included in interest expense and consolidated fund expenses in the condensed consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities in accordance with the CLO measurement guidance are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Please see notes 5 and 9 for more information.
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
September 30, 2016
($ in thousands, except where noted)

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
September 30, 2016
($ in thousands, except where noted)

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
Recent Accounting Developments
In October 2016, the FASB amended the consolidation guidance with respect to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. Under the guidance, a reporting entity considers its indirect economic interests in a VIE held through related parties that are under common control on a proportionate basis, consistent with the way it would evaluate its indirect economic interests held through related parties that are not under common control. Previously, a reporting entity’s indirect economic interests in a VIE held through related parties that are under common control were considered to be the equivalent of direct interests in their entirety. The guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. The guidance is effective for the Company in the first quarter of 2018, generally on a retrospective basis, with early adoption permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.
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
In March 2016, the FASB issued guidance eliminating the requirement to retroactively apply the equity method of accounting when a reporting entity obtains significant influence over an investment (e.g., due to an increase in ownership) that previously had been accounted for under the cost basis or at fair value. Instead, the reporting entity would be required to apply the equity method of accounting prospectively from the date significant influence was obtained. The cost of the additional interest in the investee, if any, should be added to the current basis of the investment. The amendment also provides guidance for available-for-sale investments that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings as of the date the investment initially qualifies for the use of the equity method. The guidance is effective for the Company in the first quarter of 2017 on a prospective basis, with early adoption permitted. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements.
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
September 30, 2016
($ in thousands, except where noted)

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
September 30, 2016
($ in thousands, except where noted)

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
Consolidated VIEs
As of September 30, 2016, the Company consolidated 18 VIEs for which it was the primary beneficiary, including nine funds managed by Oaktree, eight CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. One of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC, was formed to satisfy risk retention requirements under Section 15G of the Exchange Act. One of the CLOs had not priced as of September 30, 2016. As of December 31, 2015, the Company consolidated eight VIEs pursuant to the consolidation rules then in effect.
As of September 30, 2016, the assets and liabilities of the 17 consolidated VIEs representing funds and CLOs amounted to $4.1 billion and $3.4 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of September 30, 2016, the Company’s investments in consolidated VIEs had a carrying value of $298.1 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 9 for more information on CLO debt obligations.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

As of September 30, 2016, the assets and liabilities of VIEs that were not consolidated, and the Company’s investments in those VIEs, are shown below. As of December 31, 2015, there were no VIEs for which the Company was not the primary beneficiary pursuant to the consolidation rules then in effect.

Carrying Value as of September 30, 2016

Assets of VIEs	$49,033,979
Liabilities of VIEs	$8,759,431

Corporate investments	$1,002,937
Due from affiliates	125,596
Maximum exposure to loss	$1,128,533
4. INVESTMENTS
Corporate Investments
Corporate investments consist of investments in funds and companies in which the Company does not have a controlling financial interest. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) and other companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments.
The Company adopted the new consolidation guidance effective the first quarter of 2016, resulting in the deconsolidation of substantially all of Oaktree’s investment funds. Corporate investments consisted of the following:

	As of
Corporate Investments:	September 30, 2016	December 31, 2015

Equity-method Investments:
Oaktree funds	$923,285	$51,899
Non-Oaktree funds	—	65,901
Companies	19,952	28,562
Other investments, at fair value	97,757	67,626
Total corporate investments	$1,040,994	$213,988

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

The components of investment income (loss) are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Income (Loss):	2016	2015	2016	2015

Equity-method Investments:
Oaktree funds	$47,323	$(4,872)	$76,224	$(4,545)
Non-Oaktree funds	—	3,316	318	8,049
Companies	17,767	13,161	49,556	35,483
Other investments, at fair value	668	(1,263)	10,107	(269)
Total investment income	$65,758	$10,342	$136,205	$38,718
Equity-method Investments
The Company’s equity-method investments include its investments in Oaktree funds for which it serves as general partner, and other third-party funds and companies that are not consolidated for which the Company is deemed to exert significant influence. The Company’s share of income or loss generated by these investments is recorded within investment income in the condensed consolidated statements of operations. The Company’s equity-method investments in Oaktree funds principally reflect the Company’s general partner interests in those funds, which typically does not exceed 2.5% in each fund. The Oaktree funds are investment companies that follow a specialized basis of accounting established by GAAP. Equity-method investments in companies include the Company’s one-fifth equity stake in DoubleLine.
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

Statement of Financial Condition:	As of September 30, 2016
Assets:
Cash and cash-equivalents	$3,721,911
Investments, at fair value	42,022,758
Other assets	1,707,581
Total assets	$47,452,250
Liabilities and Capital:
Debt obligations	$7,529,572
Other liabilities	1,699,642
Total liabilities	9,229,214
Total capital	38,223,036
Total liabilities and capital	$47,452,250

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

Statements of Operations:	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues / investment income	$607,105	$1,632,204
Interest expense	(48,851)	(129,020)
Other expenses	(207,052)	(644,791)
Net realized and unrealized gain on investments	1,771,018	2,609,742
Net income	$2,122,220	$3,468,135
Other Investments, at Fair Value
Other investments, at fair value primarily consist of investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected, as well as derivatives utilized to hedge the Company’s exposure to investment income earned from unconsolidated funds. The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Realized gain (loss)	$104	$—	$(2,285)	$58
Net change in unrealized gain (loss)	564	(1,263)	12,392	(327)
Total	$668	$(1,263)	$10,107	$(269)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
United States:
Debt securities:
Consumer discretionary	$580,562	$3,387,072	15.8%	7.5%
Consumer staples	147,110	686,071	4.0	1.5
Energy	65,339	854,220	1.8	1.9
Financials	153,234	1,293,508	4.2	2.9
Government	—	95,508	—	0.2
Health care	323,849	1,135,799	8.8	2.5
Industrials	339,253	1,710,706	9.2	3.8
Information technology	260,100	1,293,815	7.1	2.9
Materials	215,124	1,393,521	5.8	3.1
Telecommunication services	81,692	471,711	2.2	1.0
Utilities	73,733	686,126	2.0	1.5
Total debt securities (cost: $2,254,149 and $15,304,870 as of September 30, 2016 and December 31, 2015, respectively)	2,239,996	13,008,057	60.9	28.8
Equity securities:
Consumer discretionary	680	1,813,832	0.0	4.0
Consumer staples	—	872,472	—	1.9
Energy	1,346	1,810,290	0.0	4.0
Financials	3,625	7,639,790	0.1	16.9
Health care	68	92,866	0.0	0.2
Industrials	1	1,728,086	0.0	3.8
Information technology	—	67,253	—	0.2
Materials	629	882,366	0.0	2.0
Telecommunication services	—	16,471	—	0.0
Utilities	—	156,865	—	0.3
Total equity securities (cost: $7,403 and $13,290,699 as of September 30, 2016 and December 31, 2015, respectively)	6,349	15,080,291	0.1	33.3

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Europe:
Debt securities:
Consumer discretionary	$346,746	$1,329,387	9.4%	2.9%
Consumer staples	99,628	222,789	2.7	0.5
Energy	6,111	144,742	0.2	0.3
Financials	10,917	808,568	0.3	1.8
Government	1,792	46,946	0.0	0.1
Health care	185,710	197,569	5.1	0.5
Industrials	64,741	291,950	1.8	0.7
Information technology	6,065	71,168	0.2	0.2
Materials	240,035	377,460	6.5	0.8
Telecommunication services	188,648	200,610	5.1	0.4
Utilities	—	18,028	—	0.0
Total debt securities (cost: $1,139,224 and $4,207,531 as of September 30, 2016 and December 31, 2015, respectively)	1,150,393	3,709,217	31.3	8.2
Equity securities:
Consumer discretionary	—	270,370	—	0.6
Consumer staples	—	145,108	—	0.3
Energy	—	21,791	—	0.0
Financials	1,309	6,239,424	0.0	13.8
Government	—	40,290	—	0.1
Health care	—	79,582	—	0.2
Industrials	—	1,499,142	—	3.3
Information technology	—	1,646	—	0.0
Materials	—	475,306	—	1.1
Telecommunication services	—	4,834	—	0.0
Utilities	—	344,736	—	0.8
Total equity securities (cost: $1,466 and $7,627,245 as of September 30, 2016 and December 31, 2015, respectively)	1,309	9,122,229	0.0	20.2
Asia and other:
Debt securities:
Consumer discretionary	10,384	102,531	0.3	0.2
Consumer staples	2,481	33,061	0.1	0.1
Energy	9,290	193,645	0.3	0.4
Financials	—	27,413	—	0.1
Government	—	6,974	—	0.0
Health care	9,756	47,010	0.3	0.1
Industrials	19,881	268,710	0.5	0.6
Information technology	3,319	31,983	0.1	0.1
Materials	12,317	248,830	0.3	0.6
Utilities	475	2,713	0.0	0.0
Total debt securities (cost: $74,014 and $1,090,867 as of September 30, 2016 and December 31, 2015, respectively)	67,903	962,870	1.9	2.2

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Asia and other:
Equity securities:
Consumer discretionary	$21,147	$506,761	0.6%	1.1%
Consumer staples	5,613	29,863	0.2	0.1
Energy	11,027	192,844	0.3	0.4
Financials	57,038	986,753	1.5	2.2
Health care	2,548	18,535	0.1	0.1
Industrials	43,140	1,032,225	1.1	2.3
Information technology	31,558	244,433	0.9	0.5
Materials	31,614	96,326	0.9	0.2
Telecommunication services	2,348	34,678	0.1	0.1
Utilities	4,429	154,824	0.1	0.3
Total equity securities (cost: $198,896 and $3,370,406 as of September 30, 2016 and December 31, 2015, respectively)	210,462	3,297,242	5.8	7.3
Total debt securities	3,458,292	17,680,144	94.1	39.2
Total equity securities	218,120	27,499,762	5.9	60.8
Total investments, at fair value	$3,676,412	$45,179,906	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $54,823 and $102,236 as of September 30, 2016 and December 31, 2015, respectively)	$(57,133)	$(91,246)
As of September 30, 2016 and December 31, 2015, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

Net Gains (Losses) From Investment Activities of Consolidated Funds
Net gains (losses) from investment activities in the condensed consolidated statements of operations consist primarily of realized and unrealized gains and losses on the consolidated funds’ investments (including foreign-exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments. Upon disposition of an investment, unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended September 30,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$1,267	$56,490	$351,272	$(2,160,995)
Measurement guidance for CLO liabilities (1)	—	(46,553)	—	—
Foreign-currency forward contracts (2)	368	(465)	(60,419)	177,621
Total-return and interest-rate swaps (2)	(2,395)	683	10,129	(387,399)
Options and futures (2)	(676)	76	17,291	12,849
Swaptions (2)(3)	—	—	(6)	(65)
Total	$(1,436)	$10,231	$318,267	$(2,357,989)

	Nine Months Ended September 30,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$13,589	$83,913	$1,226,498	$(2,622,650)
Measurement guidance for CLO liabilities (1)	—	(98,927)	—	—
Foreign-currency forward contracts (2)	(132)	(8)	410,891	(141,443)
Total-return and interest-rate swaps (2)	(3,285)	(713)	2,955	(503,625)
Options and futures (2)	(1,525)	(7)	13,314	(3,450)
Swaptions (2)(3)	—	—	(3,013)	2,277
Total	$8,647	$(15,742)	$1,650,645	$(3,268,891)

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 6 for additional information.

(3)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
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

	As of September 30, 2016				As of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and time deposit securities (1)	$676,226	$—	$—	$676,226	$661,116	$—	$—	$661,116
Corporate investments	—	70,368	27,389	97,757	—	41,876	25,750	67,626
Foreign-currency forward contracts (2)	—	1,452	—	1,452	—	5,875	—	5,875
Total assets	$676,226	$71,820	$27,389	$775,435	$661,116	$47,751	$25,750	$734,617

Liabilities
Contingent consideration (3)	$—	$—	$(23,741)	$(23,741)	$—	$—	$(28,494)	$(28,494)
Foreign-currency forward contracts (3)	—	(12,631)	—	(12,631)	—	(3,286)	—	(3,286)
Interest-rate swaps (3)	—	(338)	—	(338)	—	(943)	—	(943)
Total liabilities	$—	$(12,969)	$(23,741)	$(36,710)	$—	$(4,229)	$(28,494)	$(32,723)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
There were no transfers between Level I and Level II positions for the nine months ended September 30, 2016 and 2015.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended September 30,
	2016		2015
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$26,581	$(24,995)	$—	$(28,746)
Net gain (loss) included in earnings	808	1,254	—	(432)
Ending balance	$27,389	$(23,741)	$—	$(29,178)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$808	$1,254	$—	$(432)

	Nine Months Ended September 30,
	2016		2015
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$25,750	$(28,494)	$—	$(27,245)
Net gain (loss) included in earnings	1,639	4,753	—	(1,933)
Ending balance	$27,389	$(23,741)	$—	$(29,178)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$1,639	$4,753	$—	$(1,933)

The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	September 30, 2016	December 31, 2015	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$27,389	$25,750	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent consideration liability	(23,741)	(28,494)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	45%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
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

	As of September 30, 2016				As of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$2,779,496	$199,974	$2,979,470	$—	$7,891,929	$1,871,375	$9,763,304
Corporate debt – all other	—	470,144	8,678	478,822	5,450	4,902,226	3,009,164	7,916,840
Equities – common stock	211,768	27	6,325	218,120	4,836,422	256,604	8,729,202	13,822,228
Equities – preferred stock	—	—	—	—	—	—	1,363,542	1,363,542
Real estate	—	—	—	—	61,317	—	9,655,270	9,716,587
Real estate loan portfolios	—	—	—	—	—	—	2,597,405	2,597,405
Total investments	211,768	3,249,667	214,977	3,676,412	4,903,189	13,050,759	27,225,958	45,179,906
Derivatives:
Foreign-currency forward contracts	—	1	—	1	—	156,234	—	156,234
Swaps	—	155	—	155	—	16,544	—	16,544
Options and futures	29	—	—	29	—	25,559	—	25,559
Swaptions	—	—	—	—	—	14	—	14
Total derivatives	29	156	—	185	—	198,351	—	198,351
Total assets	$211,797	$3,249,823	$214,977	$3,676,597	$4,903,189	$13,249,110	$27,225,958	$45,378,257

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(2,735,336)	$—	$(2,735,336)	$—	$—	$—	$—
Subordinated notes (1)	—	(104,916)	—	(104,916)	—	—	—	—
Total CLO debt obligations	—	(2,840,252)	—	(2,840,252)	—	—	—	—
Securities sold short:
Equity securities	(57,133)	—	—	(57,133)	(91,246)	—	—	(91,246)
Derivatives:
Foreign-currency forward contracts	—	(62)	—	(62)	—	(64,364)	—	(64,364)
Swaps	—	(393)	—	(393)	—	(223,359)	(8,251)	(231,610)
Options and futures	(61)	—	—	(61)	(88)	(4,146)	—	(4,234)
Total derivatives	(61)	(455)	—	(516)	(88)	(291,869)	(8,251)	(300,208)
Total liabilities	$(57,194)	$(2,840,707)	$—	$(2,897,901)	$(91,334)	$(291,869)	$(8,251)	$(391,454)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 9 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Three Months Ended September 30, 2016
Beginning balance	$189,909	$1,890	$3,974	$—	$—	$—	$—	$—	$195,773
Transfers into Level III	20,684	—	2,691	—	—	—	—	—	23,375
Transfers out of Level III	(765)	—	—	—	—	—	—	—	(765)
Purchases	5,178	6,808	1,144	—	—	—	—	—	13,130
Sales	(19,918)	(2)	(1,791)	—	—	—	—	—	(21,711)
Realized gains (losses), net	132	—	(22)	—	—	—	—	—	110
Unrealized appreciation (depreciation), net	4,754	(18)	329	—	—	—	—	—	5,065
Ending balance	$199,974	$8,678	$6,325	$—	$—	$—	$—	$—	$214,977
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$4,754	$(18)	$329	$—	$—	$—	$—	$—	$5,065
Three Months Ended September 30, 2015
Beginning balance	$1,399,277	$2,915,374	$9,703,009	$1,659,738	$9,572,902	$2,779,472	$(8,644)	$4,396	$28,025,524
Transfers into Level III	123,811	—	175,304	—	128,261	—	—	—	427,376
Transfers out of Level III	(2,667)	(136,524)	(674,001)	(109)	—	—	—	—	(813,301)
Purchases	329,452	244,669	90,460	50,818	361,312	513,272	—	—	1,589,983
Sales	(31,431)	(84,072)	(560,077)	(5,192)	(256,571)	(188,245)	—	—	(1,125,588)
Realized gains (losses), net	12,070	359	186,815	1,658	99,539	66,345	—	—	366,786
Unrealized appreciation (depreciation), net	(13,651)	(5,814)	(146,695)	(23,556)	30,287	(53,288)	(4,040)	334	(216,423)
Ending balance	$1,816,861	$2,933,992	$8,774,815	$1,683,357	$9,935,730	$3,117,556	$(12,684)	$4,730	$28,254,357
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(6,205)	$(24,711)	$(286,881)	$97,407	$105,450	$(38,805)	$(4,039)	$334	$(157,450)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Other	Total
Nine Months Ended September 30, 2016
Beginning balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$—	$27,217,707
Cumulative-effect adjustment from adoption of accounting guidance	(1,672,305)	(3,007,287)	(8,725,026)	(1,363,542)	(9,655,270)	(2,597,405)	8,251	—	(27,012,584)
Transfers into Level III	58,219	—	3,089	—	—	—	—	—	61,308
Transfers out of Level III	(43,435)	—	—	—	—	—	—	—	(43,435)
Purchases	14,556	6,810	1,301	—	—	—	—	—	22,667
Sales	(32,790)	(2)	(2,612)	—	—	—	—	—	(35,404)
Realized gains (losses), net	247	—	(22)	—	—	—	—	—	225
Unrealized appreciation (depreciation), net	4,107	(7)	393	—	—	—	—	—	4,493
Ending balance	$199,974	$8,678	$6,325	$—	$—	$—	$—	$—	$214,977
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$4,107	$(7)	$393	$—	$—	$—	$—	$—	$4,493
Nine Months Ended September 30, 2015
Beginning balance	$1,555,656	$2,750,661	$9,056,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$3,576	$26,291,698
Transfers into Level III	240,344	17,208	552,867	15,835	128,261	—	—	—	954,515
Transfers out of Level III	(148,665)	(246,608)	(1,197,424)	(32,692)	—	—	—	—	(1,625,389)
Purchases	554,203	811,132	1,284,587	255,946	1,310,886	1,119,187	—	—	5,335,941
Sales	(372,198)	(247,423)	(1,002,296)	(60,139)	(1,241,926)	(491,632)	—	—	(3,415,614)
Realized gains (losses), net	37,477	(32,140)	120,689	39,042	578,596	164,973	—	—	908,637
Unrealized appreciation (depreciation), net	(49,956)	(118,838)	(40,187)	144,613	(56,143)	(74,077)	(1,997)	1,154	(195,431)
Ending balance	$1,816,861	$2,933,992	$8,774,815	$1,683,357	$9,935,730	$3,117,556	$(12,684)	$4,730	$28,254,357
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(23,824)	$(68,639)	$(72,798)	$206,869	$197,926	$(74,077)	$(1,996)	$1,154	$164,615

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
There were no transfers between Level I and Level II positions for the nine months ended September 30, 2016 and 2015.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
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
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2016:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$7,710	Discounted cash flow (1)	Discount rate	5% – 15%	8%
	54,270	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Consumer Staples:	7,445	Discounted cash flow (1)	Discount rate	6% – 10%	7%
	17,795	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Energy:	12,720	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Industrials:	10,624	Discounted cash flow (1)	Discount rate	5% – 7%	6%
	4,237	Market approach (comparable companies) (2)	Earnings multiple (3)	5x - 7x	6x
	29,713	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Information technology:	11,699	Discounted cash flow (1)	Discount rate	6% – 12%	8%
Materials:	1,206	Discounted cash flow (1)	Discount rate	10% – 12%	11%
	11,117	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Other:	5,304	Discounted cash flow (1)	Discount rate	9% – 16%	12%
	25,638	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	9,174	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Equity investments:
	3,521	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 10x	8x
	1,245	Discounted cash flow (1)	Discount rate	11% – 30%	13%
	1,559	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$214,977

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
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
September 30, 2016
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
September 30, 2016
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

(5)
Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within nine months of the valuation date. The fair value may also be based on a pending transaction expected to close after the valuation date.

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
During the nine months ended September 30, 2016, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company.
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
September 30, 2016
($ in thousands, except where noted)

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
As of September 30, 2016, the Company had one interest-rate swap outstanding, expiring in January 2017, that was designated to hedge the interest-rate risk of the $150.0 million outstanding principal balance remaining under the $250.0 million variable-rate bank term loan.  As of September 30, 2016, the hedge continued to be effective. As of December 31, 2015, the Company had an additional interest-rate swap that expired in January 2016 and was designated to hedge the interest-rate risk covering up to $150.0 million of the same bank term loan.
Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of foreign-currency forward sell contracts consisted of the following:

As of September 30, 2016	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)

Euro, expiring 10/7/16-9/29/17	256,550	$289,084	$290,964	$(1,880)
USD (buy GBP), expiring 10/31/16-11/30/17	91,399	91,399	101,167	(9,768)
Japanese Yen, expiring 10/31/16	5,456,400	54,335	53,866	469
Total		$434,818	$445,997	$(11,179)

As of December 31, 2015
Euro, expiring 1/8/16-12/30/16	246,850	$274,135	$269,603	$4,532
USD (buy GBP), expiring 1/8/16-10/31/16	70,594	70,594	72,476	(1,882)
Japanese Yen, expiring 1/29/16-9/30/16	5,840,300	48,631	48,692	(61)
Total		$393,360	$390,771	$2,589

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign-currency Forward Contracts	2016	2015	2016	2015

Investment income	$(802)	$—	$(3,173)	$—
General and administrative expense (1)	(5,284)	(4,452)	(23,396)	18,389
Total	$(6,086)	$(4,452)	$(26,569)	$18,389

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

As of September 30, 2016 and December 31, 2015, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
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
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$368	$(465)	$(60,419)	$177,621
Total-return and interest-rate swaps	(2,395)	683	10,129	(387,399)
Options and futures	(676)	76	17,291	12,849
Swaptions	—	—	(6)	(65)
Total	$(2,703)	$294	$(33,005)	$(196,994)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

	Nine Months Ended September 30,
	2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(132)	$(8)	$410,891	$(141,443)
Total-return and interest-rate swaps	(3,285)	(713)	2,955	(503,625)
Options and futures	(1,525)	(7)	13,314	(3,450)
Swaptions	—	—	(3,013)	2,277
Total	$(4,942)	$(728)	$424,147	$(646,241)

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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2016		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,452	$1,452	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	1	1	—	—
Total-return and interest-rate swaps	155	155	—	—
Options and futures	29	14	—	15
Subtotal	185	170	—	15
Total	$1,637	$1,622	$—	$15

Derivative Liabilities:
Foreign-currency forward contracts	$(12,631)	$(1,452)	$—	$(11,179)
Interest-rate swaps	(338)	—	—	(338)
Subtotal	(12,969)	(1,452)	—	(11,517)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(62)	(1)	—	(61)
Total-return and interest-rate swaps	(393)	(155)	(238)	—
Options and futures	(61)	(14)	(47)	—
Subtotal	(516)	(170)	(285)	(61)
Total	$(13,485)	$(1,622)	$(285)	$(11,578)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
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

7. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, company-owned aircraft and acquired intangibles, are included in other assets in the condensed consolidated statements of financial position. In September 2016, the Company entered into a purchase contract and made a deposit for a new airplane to be delivered in 2017, at which time it plans to sell its existing airplane. In connection with its planned sale, in the third quarter of 2016 the Company recorded a $4.4 million impairment charge on the existing airplane.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	September 30, 2016	December 31, 2015

Furniture, equipment and capitalized software	$18,922	$16,820
Leasehold improvements	47,960	43,107
Corporate aircraft	66,277	12,439
Other	3,465	3,295
Fixed assets	136,624	75,661
Accumulated depreciation	(43,011)	(36,394)
Fixed assets, net	$93,613	$39,267

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

8. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of both September 30, 2016 and December 31, 2015, the Company had $69.3 million of goodwill.
The following table summarizes the carrying value of intangible assets:

	As of
	September 30, 2016	December 31, 2015

Contractual rights	$28,017	$28,017
Accumulated amortization	(8,673)	(5,671)
Intangible assets, net	$19,344	$22,346
Amortization expense associated with the Company's intangible assets was $1.0 million for both the three months ended September 30, 2016 and 2015, and $3.0 million for both the nine months ended September 30, 2016 and 2015. Amortization expense for the remaining three months of 2016 and each of the years ended December 31, 2017–2020, is estimated to be $1.0 million and $4.0 million per annum, respectively.
Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.
9. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	September 30, 2016	December 31, 2015

$50,000, 6.09%, issued in June 2006, matured on June 6, 2016	$—	$50,000
$50,000, 5.82%, issued in November 2006, payable on November 8, 2016	50,000	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2021	150,000	250,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	—
Total remaining principal	800,000	850,000
Less: Debt issuance costs	(4,322)	(3,646)
Debt obligations	$795,678	$846,354

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

In June 2016, the Company paid the full maturing principal balance of $50.0 million on its 6.09% senior notes. As of September 30, 2016, future scheduled principal payments of debt obligations were as follows:

Last three months of 2016	$50,000
2017	—
2018	—
2019	250,000
2020	—
Thereafter	500,000
Total	$800,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of September 30, 2016 and December 31, 2015.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $819.6 million and $855.3 million as of September 30, 2016 and December 31, 2015, respectively, utilizing an average borrowing rate of 3.5% and 3.7%, respectively. As of September 30, 2016, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $802.5 million, whereas a 10% decrease would increase the estimated fair value to $837.5 million.
In July 2016, the Company’s indirect subsidiary, Oaktree Capital Management, L.P. (the “Issuer”), issued and sold to certain accredited investors $100 million of 3.69% senior notes (the “Notes”) due July 12, 2031. The Notes are senior unsecured obligations of the Issuer, jointly and severally guaranteed by the Company’s indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (together with the Issuer, the “Obligors”) pursuant to a note and guaranty agreement (the “Note Agreement”). The Company used the proceeds from the sale of the Notes to simultaneously repay $100 million of its $250 million term loan due March 31, 2021.
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
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”), of which $100 million was repaid in July 2016, and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extended the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing an interest-rate swap, the Term Loan’s annual interest rate is fixed at 2.22% through January 2017, based on such current credit ratings. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of September 30, 2016, the Company had no outstanding borrowings under its $500 million revolving credit facility and was able to draw the full amount available without violating any financial maintenance covenants.
Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities to fund investments between, or in advance of, capital drawdowns. These facilities generally (a) are collateralized by the unfunded capital commitments of the consolidated funds’ limited partners, (b) are subject to an annual commitment fee based on unfunded commitments, and (c) contain various affirmative and negative covenants and reporting obligations, including restrictions on additional indebtedness, liens, margin stock, affiliate transactions, dividends and distributions, release of capital commitments, and portfolio asset dispositions. Additionally, certain consolidated funds may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The Company adopted the new consolidation guidance as of January 1, 2016, resulting in the deconsolidation of substantially all of Oaktree’s investment funds as of that date. As of September 30, 2016, the consolidated funds had one credit facility with an outstanding balance of $174.7 million. Prior to adoption, as of December 31, 2015, the consolidated funds had credit facilities and senior variable rate notes with an aggregate outstanding balance of $6.5 billion. The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and aggregated $3.7 billion as of December 31, 2015, using prices obtained from pricing vendors. As of September 30, 2016, the fair value of the credit facility approximated carrying value due to its recent issuance date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
The consolidated funds had the following revolving credit facilities and term loans outstanding:

	Outstanding Amount as of			Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee
Credit Agreement	September 30, 2016		December 31, 2015
Credit facilities	$174,700	(2)	$2,381,324	$450,000	1.25%	4/19/2019	N/A	N/A
Revolving credit facilities	—		2,718,394	N/A	N/A	N/A	N/A	N/A
Senior variable rate notes	—		1,363,044	N/A	N/A	N/A	N/A	N/A
Total debt obligations	174,700		6,462,762
Less: Debt issuance costs	—		(20,020)
Total debt obligations, net	$174,700		$6,442,742

(1)	The facility bears interest at an annual rate of LIBOR plus the applicable margin.

(2)	The credit facility is collateralized by the portfolio investments and cash and cash-equivalents of the borrower.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans of CLOs that had not priced as of period end. The table below sets forth the outstanding debt obligations of CLOs as of the date indicated.

	As of September 30, 2016			As of December 31, 2015
	Carrying Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Carrying Value	Fair Value (2)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (3)	$465,387	2.82%	8.5	$457,196	$447,460	2.37%	9.3
Senior secured notes (3)	464,430	2.86%	10.2	454,423	446,558	2.52%	11.0
Senior secured notes (4)	54,868	3.16%	2.3	79,914	78,632	2.96%	3.0
Senior secured notes (5)	381,266	2.26%	10.9	363,709	357,626	2.26%	11.7
Senior secured notes (3)	463,936	2.78%	11.2	455,295	448,933	2.54%	12.0
Senior secured notes (5)	382,650	2.29%	11.5	361,142	359,914	2.29%	12.3
Senior secured notes (5)	415,552	2.28%	12.6	—	—	—	—
Subordinated note (6)	11,823	N/A	10.2	25,500	16,400	N/A	11.0
Subordinated note (6)	17,975	N/A	10.9	21,183	15,876	N/A	11.7
Subordinated note (6)	18,827	N/A	11.2	25,500	18,337	N/A	12.0
Subordinated note (6)	14,764	N/A	11.5	17,924	11,928	N/A	12.3
Subordinated note (6)	20,441	N/A	12.6	12,036	12,036	N/A	1.6
Subordinated note (6)	21,086	N/A	1.8	—	—	—	—
Term loan (5)	107,247	1.20%	1.8	—	—	—	—
Term loan	—	—	—	81,238	81,238	1.20%	1.6
Total CLO debt obligations	2,840,252			2,355,060	$2,294,938
Less: Debt issuance costs	—			(24,701)
Total CLO debt obligations, net	$2,840,252			$2,330,359

(1)
The Company adopted the CLO measurement guidance on a modified retrospective approach as of January 1, 2016. Upon adoption, the Company elected the fair value option for the financial liabilities of the consolidated CLOs and determined that the fair value of the CLO assets was more observable than the fair value of the CLO liabilities. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Please see notes 2 and 5 for more information.

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

(3)	The weighted average interest rate is based on LIBOR plus a margin.

(4)
The interest rate was LIBOR plus a margin determined based on a formula as defined in the respective borrowing agreements, which incorporate different borrowing values based on the characteristics of collateral investments purchased.  The weighted average unused commitment fee rate ranged from 0% to 2.0%.

(5)	The weighted average interest rate is based on EURIBOR (subject to a zero floor) plus a margin.

(6)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of September 30, 2016 and December 31, 2015, the fair value of CLO assets was $3.3 billion and $2.6 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
As of September 30, 2016, future scheduled principal payments with respect to the debt obligations of CLOs were as follows:

Last three months of 2016	$—
2017	—
2018	183,201
2019	—
2020	—
Thereafter	2,666,612
Total	$2,849,813
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine Months Ended September 30,
	2016	2015

Beginning balance	$38,173,125	$41,681,155
Cumulative-effect adjustment from adoption of accounting guidance	(37,969,042)	—
Initial consolidation of a fund	34,095	—
Contributions	116,896	4,654,438
Distributions	(51,694)	(4,595,694)
Net income	14,248	(1,037,265)
Change in distributions payable	481	566,609
Change in accrued or deferred contributions	—	13,467
Foreign currency translation and other	1,609	(341,899)
Ending balance	$319,718	$40,940,811

11. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of September 30, 2016 and December 31, 2015, respectively, OCGH units represented 92,038,771 of the total 154,952,767 Oaktree Operating Group units and 91,937,873 of the total 153,907,733 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,679,087 and $1,575,504 as of September 30, 2016 and December 31, 2015, respectively, the OCGH non-controlling interest was $997,344 and $941,141. As of September 30, 2016 and December 31, 2015, non-controlling interests attributable to related parties and third parties was $10,592 and $102,789, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the OCGH unitholders' non-controlling interest and to Class A unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	92,190	105,505	92,181	106,372
Class A unitholders	62,755	48,440	62,424	47,304
Total weighted average units outstanding	154,945	153,945	154,605	153,676
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$96,053	$5,868	$238,135	$168,874
Net income attributable to Class A unitholders	65,384	2,694	161,396	72,882
Oaktree Operating Group net income (1)	$161,437	$8,562	$399,531	$241,756
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$65,384	$2,694	$161,396	$72,882
Non-Operating Group expenses	(182)	(464)	(647)	(1,424)
Income tax expense of Intermediate Holding Companies	(6,905)	(343)	(25,327)	(11,504)
Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954

(1)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $1,230 and $4,899 for the three months ended September 30, 2016 and 2015, respectively, and $3,650 and $5,503 for the nine months ended September 30, 2016 and 2015, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954
Equity reallocation between controlling and non-controlling interests	3,766	2,496	11,892	47,698
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$62,063	$4,383	$147,314	$107,652

Please see notes 12, 13 and 14 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

12. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954
Weighted average number of Class A units outstanding (basic and diluted)	62,755	48,440	62,424	47,304
Basic and diluted net income per Class A unit	$0.93	$0.04	$2.17	$1.27
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of September 30, 2016, there were 92,038,771 OCGH units outstanding, which are vested or will vest through March 1, 2026, that ultimately may be exchanged into 92,038,771 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2016 and 2015.
In connection with the 2014 Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of September 30, 2016, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2016 and 2015. Please see note 15 for more information.
13. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the nine months ended September 30, 2016, the Company granted 830,543 Class A units and 629,667 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 4.2 years. The grant date fair value of OCGH units awarded during the nine months ended September 30, 2016 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. The calculation of compensation expense for all OCGH units awarded in 2016 assumed a forfeiture rate, based on expected employee turnover, of up to 3.0% annually.
As of September 30, 2016, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $152.4 million over a weighted average period of 4.0 years.
A summary of the status of the Company’s unvested Class A and OCGH unit awards and a summary of changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance, December 31, 2015	2,376,340	$38.18	2,265,967	$40.70
Granted	830,543	46.79	629,667	37.56
Vested	(969,556)	37.52	(317,165)	39.11
Forfeited	(51,041)	38.96	(110,932)	39.93
Balance, September 30, 2016	2,186,286	$41.73	2,467,537	$40.14

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
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
Certain EVUs provide the holder with liquidity rights in respect of the one-time special distribution that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of September 30, 2016, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of September 30, 2016, the Company expected to recognize $6.5 million of compensation expense on its unvested EVUs over the next 3.3 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. During the four quarters ending September 30, 2017, the Company believes

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $3.9 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2016.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of September 30, 2016 and December 31, 2015, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,843,940 and $1,540,469, respectively, for which related direct incentive income compensation expense was estimated to be $973,356 and $750,077, respectively.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the 2014 Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of September 30, 2016 and December 31, 2015, respectively, the fair value of the contingent consideration liability was $23.7 million and $28.5 million. Changes in this liability resulted in income of $1.3 million and $4.8 million for the three and nine months ended September 30, 2016, respectively, and expenses of $0.4 million and $1.9 million for the three and nine months ended September 30, 2015, respectively. The fair value of the contingent

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of September 30, 2016 and December 31, 2015, the Company, generally in its capacity as general partner, had undrawn capital commitments of $532.8 million and $469.4 million, respectively, including commitments to both unconsolidated and consolidated funds.
Investment Commitments of Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2016 and December 31, 2015, the consolidated funds had potential aggregate commitments of $2.6 million and $1.3 billion, respectively. These commitments would be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2016 and December 31, 2015, the aggregate amounts guaranteed were zero and $142.4 million, respectively.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2016, the consolidated funds did not provide any financial support to portfolio companies.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

16. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $176,231 and $160,952 as of September 30, 2016 and December 31, 2015, respectively, based on a discount rate of 10.0%.

	As of
	September 30, 2016	December 31, 2015
Due from affiliates:
Loans	$23,035	$29,718
Amounts due from unconsolidated funds	61,545	777
Management fees and incentive income due from unconsolidated funds	65,395	—
Payments made on behalf of unconsolidated entities	3,807	3,788
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,111	1,616
Total due from affiliates	$154,893	$35,899
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 14)	$356,851	$356,851
Amounts due to senior executives, certain non-controlling interest holders and employees	3,342	—
Total due to affiliates	$360,193	$356,851
Loans
Loans primarily consist of interest-bearing advances made to certain non-controlling interest holders, primarily employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $208 and $658 for the three and nine months ended September 30, 2016, and $949 and $1,862 for the three and nine months ended September 30, 2015, respectively.
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
In January 2016, the Company extended a short-term loan to one of the investment funds that it manages. The loan and accrued interest were fully repaid as of September 30, 2016.
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $261.3 million and $743.7 million for the three and nine months ended September 30, 2016, respectively, and $19.1 million and $57.0 million for the three and nine months ended September 30 2015, respectively.
Other Investment Transactions
The Company’s senior executives, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
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
Aircraft Services
In March 2015, the Company exercised a purchase option on an airplane lease for $12.5 million. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel, in which case he reimburses the Company, pursuant to Company policy.  Additionally, the Company occasionally makes use of an airplane owned by one of its senior executives for business purposes at a price to the Company that is based on market rates. In September 2016, the Company entered into a purchase contract and made a deposit for a new airplane to be delivered in 2017, at which time it plans to sell its existing airplane.
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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Beginning with the fourth quarter of 2015, the definition of ANI was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level.
ANI (1) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Management fees	$194,349	$185,766	$593,069	$566,058
Incentive income	99,731	16,925	283,966	230,952
Investment income (loss)	70,928	(19,950)	133,730	56,873
Total revenues	365,008	182,741	1,010,765	853,883
Expenses:
Compensation and benefits	(94,624)	(97,348)	(298,067)	(310,996)
Equity-based compensation	(16,041)	(8,836)	(39,189)	(27,760)
Incentive income compensation	(47,378)	(7,596)	(132,534)	(127,252)
General and administrative	(29,258)	(30,279)	(91,339)	(90,181)
Depreciation and amortization	(2,866)	(3,031)	(9,074)	(7,027)
Total expenses	(190,167)	(147,090)	(570,203)	(563,216)
Adjusted net income before interest and other income (expense)	174,841	35,651	440,562	290,667
Interest expense, net of interest income(2)	(7,799)	(8,388)	(24,458)	(26,103)
Other income (expense), net	(4,902)	(283)	(6,294)	(2,279)
Adjusted net income	$162,140	$26,980	$409,810	$262,285

(1)
In the fourth quarter of 2015, the definition of ANI was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, whereas for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for ANI, foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Placement costs associated with closed-end funds amounted to $0.7 million and $4.4 million for the three and nine months ended September 30, 2015, respectively, and remain expensed as incurred in those periods for both GAAP and ANI purposes.

(2)	Interest income was $1.7 million for both the three months ended September 30, 2016 and 2015, and $4.6 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954
Incentive income (1)	(7)	8,676	39,881	20,249
Incentive income compensation (1)	7	(2,689)	(39,881)	(20,242)
Investment income (2)	(6,155)	—	(19,733)	—
Equity-based compensation (3)	3,798	3,658	9,271	12,523
Placement costs (4)	893	—	8,807	—
Foreign-currency hedging (5)	1,306	6,338	10,837	959
Acquisition-related items (6)	(253)	1,433	(1,751)	4,935
Income taxes (7)	8,567	1,893	29,818	15,253
Non-Operating Group expenses (8)	182	464	647	1,424
Non-controlling interests (8)	95,505	5,320	236,492	167,230
Adjusted net income	$162,140	$26,980	$409,810	$262,285

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended September 30, 2016
	Segment	Adjustments	Consolidated

Management fees (1)	$194,349	$(3,375)	$190,974
Incentive income (1)	99,731	(475)	99,256
Investment income (1)	70,928	(5,170)	65,758
Total expenses (2)	(190,167)	(12,172)	(202,339)
Interest expense, net (3)	(7,799)	(24,615)	(32,414)
Other income (expense), net (4)	(4,902)	5,445	543
Other income of consolidated funds (5)	—	55,612	55,612
Income taxes	—	(8,567)	(8,567)
Net income attributable to non-controlling interests in consolidated funds	—	(13,243)	(13,243)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(97,283)	(97,283)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$162,140	$(103,843)	$58,297
Corporate investments (6)	$1,383,612	$(342,618)	$1,040,994
Total assets (7)	$3,302,911	$3,796,465	$7,099,376

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds, (b) for management fees, the reclassification of $397 of net gains related to foreign-currency hedging activities to general and administrative expense, and (c) for investment income, differences of $6,155 related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $4,203 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $1,143, (c) expenses incurred by the Intermediate Holding Companies of $229, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $7, (e) acquisition-related items of $253, (f) adjustments of $4,941 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $404 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $893 related to third-party placement costs, and (i) $1,413 of net losses related to foreign-currency hedging activities.

(3)
The interest expense adjustment represents the inclusion of interest expense attributable to third-party investors in CLOs, non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $4,941 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $504 in net losses related to foreign-currency hedging activities to general and administrative expense.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

	As of or for the Three Months Ended September 30, 2015
	Segment	Adjustments	Consolidated

Management fees (1)	$185,766	$(138,660)	$47,106
Incentive income (1)	16,925	(13,540)	3,385
Investment income (loss) (1)	(19,950)	30,292	10,342
Total expenses (2)	(147,090)	(43,428)	(190,518)
Interest expense, net (3)	(8,388)	(47,635)	(56,023)
Other income (expense), net (4)	(283)	6,651	6,368
Other income (loss) of consolidated funds (5)	—	(1,585,338)	(1,585,338)
Income taxes	—	(1,893)	(1,893)
Net loss attributable to non-controlling interests in consolidated funds	—	1,779,225	1,779,225
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(10,767)	(10,767)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$26,980	$(25,093)	$1,887
Corporate investments (6)	$1,465,195	$(1,291,621)	$173,574
Total assets (7)	$3,229,121	$51,585,676	$54,814,797

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds and (b) for management fees, the reclassification of $3,869 of net gains related to foreign-currency hedging activities to general and administrative expense.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $3,874 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $31,400, (c) expenses incurred by the Intermediate Holding Companies of $491, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $2,689, (e) acquisition-related items of $1,433, (f) adjustments of $6,368 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $217 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $2,752 of net losses related to foreign-currency hedging activities, and (i) other expenses of $16.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $6,368 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $283 of net losses related to foreign-currency hedging activities to general and administrative expense.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

	As of or for the Nine Months Ended September 30, 2016
	Segment	Adjustments	Consolidated

Management fees (1)	$593,069	$(8,527)	$584,542
Incentive income (1)	283,966	(41,072)	242,894
Investment income (1)	133,730	2,475	136,205
Total expenses (2)	(570,203)	(8,968)	(579,171)
Interest expense, net (3)	(24,458)	(62,391)	(86,849)
Other income (expense), net (4)	(6,294)	18,186	11,892
Other income of consolidated funds (5)	—	113,130	113,130
Income taxes	—	(29,818)	(29,818)
Net income attributable to non-controlling interests in consolidated funds	—	(15,618)	(15,618)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(241,785)	(241,785)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$409,810	$(274,388)	$135,422
Corporate investments (6)	$1,383,612	$(342,618)	$1,040,994
Total assets (7)	$3,302,911	$3,796,465	$7,099,376

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds, (b) for management fees, the reclassification of $1,086 of net gains related to foreign-currency hedging activities to general and administrative expense, and (c) for investment income, differences of $19,733 related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $10,269 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $3,819, (c) expenses incurred by the Intermediate Holding Companies of $765, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $39,881, (e) acquisition-related items of $1,751, (f) adjustments of $16,287 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $997 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $8,807 related to third-party placement costs, and (i) $11,650 of net losses related to foreign-currency hedging activities.

(3)
The interest expense adjustment represents the inclusion of interest expense attributable to third-party investors in CLOs, non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $16,287 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $1,899 in net losses related to foreign-currency hedging activities to general and administrative expense.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

	As of or for the Nine Months Ended September 30, 2015
	Segment	Adjustments	Consolidated

Management fees (1)	$566,058	$(417,210)	$148,848
Incentive income (1)	230,952	(227,003)	3,949
Investment income (1)	56,873	(18,155)	38,718
Total expenses (2)	(563,216)	(109,205)	(672,421)
Interest expense, net (3)	(26,103)	(129,231)	(155,334)
Other income (expense), net (4)	(2,279)	16,204	13,925
Other income (loss) of consolidated funds (5)	—	(162,622)	(162,622)
Income taxes	—	(15,253)	(15,253)
Net loss attributable to non-controlling interests in consolidated funds	—	1,034,521	1,034,521
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(174,377)	(174,377)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$262,285	$(202,331)	$59,954
Corporate investments (6)	$1,465,195	$(1,291,621)	$173,574
Total assets (7)	$3,229,121	$51,585,676	$54,814,797

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds and (b) for management fees, the reclassification of $10,553 of net gains related to foreign-currency hedging activities to general and administrative expense.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $12,479 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $103,831, (c) expenses incurred by the Intermediate Holding Companies of $1,477, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $20,242, (e) acquisition-related items of $4,935, (f) adjustments of $17,471 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $44 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $10,861 of net gains related to foreign-currency hedging activities, and (i) other expenses of $71.

(3)	The interest expense adjustment represents the inclusion of interest expense attributable to non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $17,471 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $1,267 of net gains related to foreign-currency hedging activities to general and administrative expense.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2016
($ in thousands, except where noted)

18. SUBSEQUENT EVENTS
On October 28, 2016, the Company declared a distribution of $0.65 per Class A unit. This distribution, which is related to the third quarter of 2016, will be paid on November 14, 2016 to Class A unitholders of record at the close of business on November 7, 2016.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $100 billion in AUM as of September 30, 2016. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
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
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital, cost basis or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and evergreen funds. Investment income reflects the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in CLOs and other companies.
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
In the third quarter, most major financial markets posted strong gains amid stabilizing energy prices and a continuation of generally accommodative monetary policies by major central banks. The S&P 500 Index rose 3.9%, the Russell 2000 Index gained 9.0% and non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, advanced 5.4%. Emerging market equities rose 9.2%, as measured by the MSCI Emerging Markets Index, and European equity markets gained 5.5%, as measured by the MSCI Europe Index. U.S. high yield bonds, as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index, gained 5.4% for the quarter and 15.2% for the year-to-date period, while emerging market bonds rose 4.5% and 15.3% for the quarter and year-to-date period, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI) High Yield. The 10-year U.S. Treasury yield increased slightly during the third quarter, to 1.6%, from 1.5% at the end of the second quarter, as developed world sovereign-debt interest rates remained near historic lows.
Against this backdrop, our closed-end fund strategies delivered an overall blended gross return for the quarter of 5.3%, bringing the year-to-date return to 8.9%. As of September 30, 2016, AUM was $99.8 billion and management fee-generating AUM was $78.7 billion. Company-wide total gross capital raised was $2.2 billion and $9.6 billion for the third quarter of 2016 and the 12 months ended September 30, 2016, respectively. As of September 30, 2016, uncalled capital commitments stood near a record high at $22.7 billion. Of these commitments, $13.3 billion were not yet generating management fees (so-called “Shadow AUM”).  The largest portion of the Shadow AUM, at nearly $8 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital until late 2017.  Additionally, we currently expect that the remaining $5 billion of Shadow AUM will start generating management fees on a very gradual basis. Closed-end funds we are currently marketing include Opps Xb, Oaktree Infrastructure Fund, Oaktree European Capital Solutions Fund, Oaktree European Principal Fund IV and Oaktree Real Estate Debt Fund II.
Understanding Our Results—Consolidation of Oaktree Funds
In February 2015, the Financial Accounting Standards Board (“FASB”) amended its consolidation guidance, which changed the way a reporting entity should evaluate limited partnerships and similar entities for consolidation, how a decision maker’s fees affect the consolidation analysis, and how interests held by related parties affect the consolidation analysis. We adopted this guidance as of January 1, 2016 under the modified retrospective approach, which did not require prior periods to be recast. In connection with the adoption, we reevaluated all of our investment vehicles and other legal entities for consolidation and, as of January 1, 2016, deconsolidated substantially all of our previously consolidated investment funds because those funds, which had previously been evaluated as voting interest entities, became variable interest entities (“VIEs”) under the new consolidation guidance. We are not the primary beneficiary of these VIEs because our fee arrangements are not deemed to be variable interests, and we do not hold any other interests in those funds that are considered to be more than insignificant. The deconsolidation resulted in a reduction in total consolidated assets, liabilities, non-controlling redeemable interests in consolidated funds and unitholders' capital as of January 1, 2016 of $45.7 billion, $7.6 billion, $38.0 billion and $90.6 million, respectively. There was no impact on retained earnings or net income attributable to us. Please see note 2 to our condensed consolidated financial statements for more information.
Investment vehicles in which we have a significant investment, such as CLOs and certain Oaktree funds, remain consolidated under GAAP. When a CLO or fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those consolidated funds, which are held by third-party investors, are reflected as debt obligations of CLOs or non-controlling interests in consolidated funds in the consolidated financial statements. All of the revenues earned by us as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to us.
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
Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. We also have the opportunity to earn incentive income from most of our closed-end and evergreen funds. Our closed-end funds generally provide that we receive incentive income only after our investors receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, provided the preferred return continues to be met, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third segment revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies.
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
As of September 30, 2016, there was $160.0 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 3.8 years. As of September 30, 2016, there was $132.4 million of unrecognized compensation expense for segment reporting purposes, with the difference versus the GAAP-basis figure primarily representing unit grants made before our initial public offering.  The $132.4 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 3.6 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus plan, and possible modifications to award terms or changes in estimated forfeiture rates.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Three Months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through September 2016	$12.6	$44.0	$31.9	$23.1	$6.8	$14.0	$132.4
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to segment incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the segment incentive income, and secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because (a) the criteria for recognizing income and expense differ under GAAP and thus may result in timing differences, and (b) for periods prior to the adoption of the deconsolidation guidance in the first quarter of 2016, most segment incentive income was eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For the most meaningful percentage relationship, please see “—Segment Analysis” below.
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
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, office leasehold improvements, corporate aircraft and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. Company-owned aircraft are depreciated using the straight-line method over the estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives, which range from three to seven years.
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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. In the fourth quarter of 2015, the definition of ANI was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for ANI, foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and the inclusion of non-cash equity-based compensation expense related to unit grants made after our initial public offering likely make our calculation of ANI not directly comparable to economic net income or other similarly named measures utilized by certain other asset managers.
We calculate adjusted net income-OCG, or adjusted net income per Class A unit, a non-GAAP performance measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Operating Group income taxes attributable to OCG. Two of our Intermediate Holding Companies incur federal and state income taxes for their shares of Operating Group income. Generally, those two corporate entities hold an interest in the Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings and investment income arising from our one-fifth ownership stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) generally have been subject to corporate-level taxation, and most of our incentive income and other investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings and DoubleLine-related investment income represented a larger proportion of our ANI. Myriad other factors affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.
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
Distributable earnings differs from ANI in that it excludes segment investment income or loss and includes the receipt of investment income or loss from distributions by our investments in funds and companies. Additionally, any impairment charges on our CLO investments included in ANI are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO to align with the timing of expected cash flows. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation expense.
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
Distributable earnings-OCG, or distributable earnings per Class A unit, is a non-GAAP performance measure calculated to provide Class A unitholders with a measure that shows the portion of distributable earnings attributable to their ownership. Distributable earnings-OCG represents distributable earnings, including the effect of (a) the OCGH non-controlling interest, (b) expenses, such as current income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) amounts payable under the tax receivable agreement. The income tax expense included in distributable earnings-OCG represents the implied current provision for income taxes calculated using an approach similar to that which is used in calculating the income tax provision for adjusted net income-OCG.
Fee-related Earnings
Fee-related earnings is a non-GAAP performance measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense and non-cash equity-based compensation expense. Fee-related earnings is considered baseline because it applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though a significant portion of those expenses is attributable to incentive and investment income, and because it excludes all non-management fee revenue sources (such as earnings from our minority equity interest in DoubleLine). Fee-related earnings is presented before income taxes.
Fee-related earnings-OCG, or fee-related earnings per Class A unit, is a non-GAAP performance measure calculated to provide Class A unitholders with a measure that shows the portion of fee-related earnings attributable to their ownership. Fee-related earnings-OCG represents fee-related earnings including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its

Intermediate Holding Companies and (c) any Operating Group income taxes attributable to OCG. Fee-related earnings-OCG income taxes are calculated excluding any segment incentive income or investment income (loss).
Among other factors, the exclusion of non-cash equity-based compensation expense may make our calculations of fee-related earnings and fee-related earnings-OCG not directly comparable to similarly named measures of other asset managers.
Assets Under Management
AUM generally refers to the assets we manage and equals the NAV of the assets we manage, the leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments and the aggregate par value of collateral assets and principal cash held by our CLOs. Our AUM includes amounts for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics below may not be directly comparable to the AUM metrics of other asset managers.

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and reflects the beginning AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital, drawn capital or cost basis during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund. The annual management fee rate generally remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds typically pay management fees based on their NAV, and our CLOs pay management fees based on the aggregate par value of collateral assets and principal cash held by them, as defined in the applicable CLO indentures.

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

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period. We refer to the amount of accrued incentives recognized as revenue by us as segment incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. The amount of incentives created may fluctuate substantially as a result of changes in the fair value of the underlying investments of the fund, as well as incentives created in excess of our typical 20% share due to catch-up allocations for applicable closed-end funds. Generally speaking, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund’s NAV results in a commensurate amount of positive or negative incentives created (fund level).
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
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the profits of our unaffiliated investors, subject to an annual preferred return of typically 8%. Although GAAP currently allows the equivalent of incentives created (fund level) to be recognized as revenue by us under Method 2, we follow the Method 1 approach offered by GAAP. Our use of Method 1 reduces by a substantial degree the possibility that revenue recognized by us would be reversed in a subsequent period. For purposes of ANI and distributable earnings, we recognize incentive income when the underlying fund distributions are known or knowable as of the respective quarter end, as opposed to the fixed or determinable standard of Method 1. We track incentives created (fund level) because it provides an indication of the value for us currently being created by our investment activities and facilitates comparability with those companies in our industry that utilize the alternative accrual-based Method 2 for recognizing incentive income in their financial statements.
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
Invested Capital
Invested capital reflects deployed capital, whether involving drawn or recycled equity capital, or borrowings from fund-level credit facilities.  This metric is used in connection with incentive-creating closed-end funds and certain evergreen funds.

Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Management fees	$190,974	$47,106	$584,542	$148,848
Incentive income	99,256	3,385	242,894	3,949
Total revenues	290,230	50,491	827,436	152,797
Expenses:
Compensation and benefits	(97,552)	(101,240)	(308,959)	(319,133)
Equity-based compensation	(19,838)	(12,494)	(48,460)	(40,283)
Incentive income compensation	(47,385)	(4,907)	(92,653)	(107,010)
Total compensation and benefits expense	(164,775)	(118,641)	(450,072)	(466,426)
General and administrative	(32,252)	(37,627)	(113,032)	(77,695)
Depreciation and amortization	(3,867)	(4,032)	(12,076)	(10,031)
Consolidated fund expenses	(1,445)	(30,218)	(3,991)	(118,269)
Total expenses	(202,339)	(190,518)	(579,171)	(672,421)
Other income (loss):
Interest expense	(32,414)	(56,023)	(86,849)	(155,334)
Interest and dividend income	46,817	454,384	120,225	1,455,624
Net realized gain (loss) on consolidated funds’ investments	(1,436)	318,267	8,647	1,650,645
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	10,231	(2,357,989)	(15,742)	(3,268,891)
Investment income	65,758	10,342	136,205	38,718
Other income (expense), net	543	6,368	11,892	13,925
Total other income (loss)	89,499	(1,624,651)	174,378	(265,313)
Income (loss) before income taxes	177,390	(1,764,678)	422,643	(784,937)
Income taxes	(8,567)	(1,893)	(29,818)	(15,253)
Net income (loss)	168,823	(1,766,571)	392,825	(800,190)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(13,243)	1,779,225	(15,618)	1,034,521
Net income attributable to non-controlling interests in consolidated subsidiaries	(97,283)	(10,767)	(241,785)	(174,377)
Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues
Management Fees
Management fees increased $143.9 million, to $191.0 million for the three months ended September 30, 2016, from $47.1 million for the three months ended September 30, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016, inasmuch as management fees earned from the deconsolidated funds are no longer eliminated in consolidation.
Incentive Income
Incentive income increased $95.9 million, to $99.3 million for the three months ended September 30, 2016, from $3.4 million for the three months ended September 30, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.

Expenses
Compensation and Benefits
Compensation and benefits decreased $3.6 million, or 3.6%, to $97.6 million for the three months ended September 30, 2016, from $101.2 million for the three months ended September 30, 2015, reflecting an overall shift in compensation mix from cash to equity.
Equity-based Compensation
Equity-based compensation expense increased $7.3 million, or 58.4%, to $19.8 million for the three months ended September 30, 2016, from $12.5 million for the three months ended September 30, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering. Additionally, the current-year period included $4.9 million of expense resulting from the accelerated vesting of Class A and OCGH units related to employee departures.
Incentive Income Compensation
Incentive income compensation expense increased $42.5 million, to $47.4 million for the three months ended September 30, 2016, from $4.9 million for the three months ended September 30, 2015, primarily reflecting growth in segment incentive income.
General and Administrative
General and administrative expense decreased $5.3 million, or 14.1%, to $32.3 million for the three months ended September 30, 2016, from $37.6 million for the three months ended September 30, 2015. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense decreased $3.4 million, or 10.3%, to $29.5 million from $32.9 million, primarily reflecting lower Highstar-related expenses.
Consolidated Fund Expenses
Consolidated fund expenses decreased $28.8 million, or 95.4%, to $1.4 million for the three months ended September 30, 2016, from $30.2 million for the three months ended September 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Other Income (Loss)
Interest Expense
Interest expense decreased $23.6 million, or 42.1%, to $32.4 million for the three months ended September 30, 2016, from $56.0 million for the three months ended September 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Interest and Dividend Income
Interest and dividend income decreased $407.6 million, or 89.7%, to $46.8 million for the three months ended September 30, 2016, from $454.4 million for the three months ended September 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $319.7 million, to a loss of $1.4 million for the three months ended September 30, 2016, from a gain of $318.3 million for the three months ended September 30, 2015. The decrease reflected our funds’ performance in each period, as well as the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a gain of $10.2 million for the three months ended September 30, 2016, from a loss of $2,358.0 million for the three months ended September 30, 2015. Excluding the $319.7 million decline in net realized gain (loss) on consolidated funds’ investments, net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a net gain of $8.8 million for the three months ended September 30, 2016, from a net loss of $2,039.7 million for the three months ended September 30, 2015. The increase reflected our funds’ performance in each period, as well as the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Investment Income
Investment income increased $55.5 million, to $65.8 million for the three months ended September 30, 2016, from $10.3 million for the three months ended September 30, 2015. The increase primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016. DoubleLine accounted for investment income of $17.7 million and $13.2 million in the current and prior-year periods, respectively, of which performance fees accounted for $1.9 million and $1.3 million, respectively.
Other Income (Expense), Net
Other income (expense), net was income of $0.5 million and $6.4 million for the three months ended September 30, 2016 and 2015, respectively. The current-year period included $4.9 million of income received for contractually reimbursable costs associated with the Highstar acquisition, largely offset by a $4.4 million impairment charge on our corporate plane. The prior-year period included $6.4 million of income received for Highstar-related reimbursable costs.
Income Taxes
Income taxes increased $6.7 million, to $8.6 million for the three months ended September 30, 2016, from $1.9 million for the three months ended September 30, 2015.  The increase reflected higher pre-tax income attributable to Class A unitholders, partially offset by a lower effective tax rate for the three months ended September 30, 2016. The effective tax rates applicable to Class A unitholders for the three months ended September 30, 2016 and 2015 were 11% and 27%, respectively, resulting from an estimated full-year effective rate of 17% for both periods.  The rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased to income of $13.2 million for the three months ended September 30, 2016, as compared to a loss of $1,779.2 million for the three months ended September 30, 2015. The increase reflected our funds’ performance in each period, as well as the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $56.4 million, to $58.3 million for the three months ended September 30, 2016, from $1.9 million for the three months ended September 30, 2015. The increase was primarily attributable to higher segment profits, as well as a larger allocation of income to OCG based on the weighted average number of Class A units outstanding.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues
Management Fees
Management fees increased $435.7 million, to $584.5 million for the nine months ended September 30, 2016, from $148.8 million for the nine months ended September 30, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Incentive Income
Incentive income increased $239.0 million, to $242.9 million for the nine months ended September 30, 2016, from $3.9 million for the nine months ended September 30, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.

Expenses
Compensation and Benefits
Compensation and benefits decreased $10.1 million, or 3.2%, to $309.0 million for the nine months ended September 30, 2016, from $319.1 million for the nine months ended September 30, 2015, primarily reflecting an overall shift in compensation mix from cash to equity.
Equity-based Compensation
Equity-based compensation expense increased $8.2 million, or 20.3%, to $48.5 million for the nine months ended September 30, 2016, from $40.3 million for the nine months ended September 30, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering. Additionally, the current-year period included incremental expense resulting from the accelerated vesting of Class A and OCGH units related to employee departures.
Incentive Income Compensation
Incentive income compensation expense decreased $14.3 million, or 13.4%, to $92.7 million for the nine months ended September 30, 2016, from $107.0 million for the nine months ended September 30, 2015. Incentive income compensation expense declined while segment incentive income increased, primarily due to timing differences between the recognition of segment incentive income and incentive income compensation expense, as well as catch-up tax distributions related to incentive interests previously awarded to certain investment professionals.
General and Administrative
General and administrative expense increased $35.3 million, or 45.4%, to $113.0 million for the nine months ended September 30, 2016, from $77.7 million for the nine months ended September 30, 2015. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $1.1 million, or 1.1%, to $98.7 million from $97.6 million. The increase reflected higher legal, technology, marketing, staff augmentation and placement costs, largely offset by lower Highstar-related expenses and other professional fees.
Depreciation and Amortization
Depreciation and amortization expense increased $2.1 million, or 21.0%, to $12.1 million for the nine months ended September 30, 2016, from $10.0 million for the nine months ended September 30, 2015. The increase primarily reflected amortization of leasehold improvements associated with office space expansion.
Consolidated Fund Expenses
Consolidated fund expenses decreased $114.3 million, or 96.6%, to $4.0 million for the nine months ended September 30, 2016, from $118.3 million for the nine months ended September 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Other Income (Loss)
Interest Expense
Interest expense decreased $68.5 million, or 44.1%, to $86.8 million for the nine months ended September 30, 2016, from $155.3 million for the nine months ended September 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Interest and Dividend Income
Interest and dividend income decreased $1,335.4 million, or 91.7%, to $120.2 million for the nine months ended September 30, 2016, from $1,455.6 million for the nine months ended September 30, 2015. The decrease reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $1,642.0 million, or 99.5%, to a gain of $8.6 million for the nine months ended September 30, 2016, from $1,650.6 million for the nine months ended

September 30, 2015. The decrease primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a loss of $15.7 million and $3,268.9 million for the nine months ended September 30, 2016 and 2015, respectively. Excluding the $1,642.0 million decline in net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a net loss of $7.1 million and $1,618.2 million for the nine months ended September 30, 2016 and 2015, respectively. The smaller net loss primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Investment Income
Investment income increased $97.5 million, to $136.2 million for the nine months ended September 30, 2016, from $38.7 million for the nine months ended September 30, 2015. The increase primarily reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016. DoubleLine accounted for investment income of $49.3 million and $40.4 million in the nine months ended September 30, 2016 and 2015, respectively, of which performance fees accounted for $3.9 million in each period.
Other Income (Expense), Net
Other income (expense), net decreased $2.0 million, or 14.4%, to income of $11.9 million for the nine months ended September 30, 2016, from $13.9 million for the nine months ended September 30, 2015. The current-year period included $16.3 million of income received for contractually reimbursable costs associated with the Highstar acquisition, partially offset by a $4.4 million impairment charge on our corporate plane. The prior-year period included $17.5 million of income received for Highstar-related reimbursable costs, partially offset by a $3.6 million loss associated with certain non-operating corporate activities.
Income Taxes
Income taxes increased $14.5 million, to $29.8 million for the nine months ended September 30, 2016, from $15.3 million for the nine months ended September 30, 2015, reflecting higher pre-tax income attributable to Class A unitholders. The effective tax rate applicable to Class A unitholders for both the nine months ended September 30, 2016 and 2015 was 17%.  The rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $1,050.1 million, to income of $15.6 million for the nine months ended September 30, 2016, from a loss of $1,034.5 million for the nine months ended September 30, 2015. The increase was primarily driven by our funds’ performance in each period, as well as the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $75.4 million, to $135.4 million for the nine months ended September 30, 2016, from $60.0 million for the nine months ended September 30, 2015. The increase was primarily attributable to higher segment profits, as well as a larger allocation of income to OCG based on the weighted average number of Class A units outstanding.

Segment Financial Data
The following table presents segment financial data:

Segment Statements of Operations Data: (1)	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$194,349	$185,766	$593,069	$566,058
Incentive income	99,731	16,925	283,966	230,952
Investment income (loss)	70,928	(19,950)	133,730	56,873
Total revenues	365,008	182,741	1,010,765	853,883
Expenses:
Compensation and benefits	(94,624)	(97,348)	(298,067)	(310,996)
Equity-based compensation	(16,041)	(8,836)	(39,189)	(27,760)
Incentive income compensation	(47,378)	(7,596)	(132,534)	(127,252)
General and administrative	(29,258)	(30,279)	(91,339)	(90,181)
Depreciation and amortization	(2,866)	(3,031)	(9,074)	(7,027)
Total expenses	(190,167)	(147,090)	(570,203)	(563,216)
Adjusted net income before interest and other income (expense)	174,841	35,651	440,562	290,667
Interest expense, net of interest income (2)	(7,799)	(8,388)	(24,458)	(26,103)
Other income (expense), net	(4,902)	(283)	(6,294)	(2,279)
Adjusted net income	$162,140	$26,980	$409,810	$262,285

Adjusted net income-OCG	$57,908	$7,194	$137,750	$65,339
Adjusted net income per Class A unit	0.92	0.15	2.21	1.38
Distributable earnings	141,477	96,979	394,708	343,315
Distributable earnings-OCG	51,223	25,678	137,948	89,046
Distributable earnings per Class A unit	0.82	0.53	2.21	1.88
Fee-related earnings	67,601	55,108	194,589	157,854
Fee-related earnings-OCG	23,869	17,407	70,745	46,361
Fee-related earnings per Class A unit	0.38	0.36	1.13	0.98

Weighted average number of Operating Group units outstanding	154,945	153,945	154,605	153,676
Weighted average number of Class A units outstanding	62,755	48,440	62,424	47,304

Operating Metrics:
Assets under management (in millions):
Assets under management	$99,834	$100,237	$99,834	$100,237
Management fee-generating assets under management	78,700	76,489	78,700	76,489
Incentive-creating assets under management	32,440	33,245	32,440	33,245
Uncalled capital commitments	22,663	20,115	22,663	20,115
Accrued incentives (fund level):
Incentives created (fund level)	422,685	(187,642)	547,557	13,765
Incentives created (fund level), net of associated incentive income compensation expense	153,817	(106,237)	212,609	(6,004)
Accrued incentives (fund level)	1,848,808	1,732,220	1,848,808	1,732,220
Accrued incentives (fund level), net of associated incentive income compensation expense	872,716	890,219	872,716	890,219

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree's proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. In the fourth quarter of 2015, the definition of ANI was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for ANI, foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $1.7 million for both the three months ended September 30, 2016 and 2015, and $4.6 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of
	September 30, 2016	June 30, 2016	September 30, 2015
Assets Under Management:	(in millions)
Closed-end funds	$60,488	$59,576	$59,318
Open-end funds	34,197	33,667	35,914
Evergreen funds	5,149	4,881	5,005
Total	$99,834	$98,124	$100,237

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Change in Assets Under Management:	(in millions)
Beginning balance	$98,124	$103,060	$97,359	$90,831
Closed-end funds:
Capital commitments/other (1)	1,182	1,705	3,937	15,886
Distributions for a realization event/other (2)	(2,028)	(560)	(5,262)	(3,902)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(22)	20	(9)	(852)
Foreign-currency translation	91	15	244	(512)
Change in market value (4)	1,616	(1,105)	2,331	(117)
Change in applicable leverage	73	229	(183)	612
Open-end funds:
Contributions	914	979	2,651	4,190
Redemptions	(2,105)	(1,515)	(5,101)	(4,133)
Foreign-currency translation	65	(31)	161	(341)
Change in market value (4)	1,656	(2,332)	3,284	(1,254)
Evergreen funds:
Contributions or new capital commitments	91	57	239	288
Redemptions or distributions/other	(55)	(41)	(322)	(217)
Foreign-currency translation	(1)	(1)	(9)	—
Change in market value (4)	233	(243)	514	(242)
Ending balance	$99,834	$100,237	$99,834	$100,237

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

Management Fee-generating Assets Under Management

	As of
	September 30, 2016	June 30, 2016	September 30, 2015
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$6,887	$6,909	$6,799
Other closed-end funds	33,575	35,096	30,228
Open-end funds	34,148	33,597	35,840
Evergreen funds	4,090	3,914	3,622
Total	$78,700	$79,516	$76,489

	Three Months Ended September 30,		Nine Months Ended September 30,
Change in Management Fee-generating Assets Under Management:	2016	2015	2016	2015
	(in millions)
Beginning balance	$79,516	$78,596	$78,897	$78,079
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	111	503	1,123	1,224
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	345	387	926	854
Change attributable to funds in liquidation (2)	(1,462)	(272)	(3,305)	(1,887)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	(512)	—	(499)	(471)
Distributions by funds that pay fees based on NAV/other (4)	(283)	(44)	(497)	(289)
Foreign-currency translation	75	8	123	(321)
Change in market value (5)	131	(118)	338	(123)
Change in applicable leverage	52	347	(36)	768
Open-end funds:
Contributions	914	978	2,654	4,175
Redemptions	(2,074)	(1,515)	(5,077)	(4,117)
Foreign-currency translation	65	(31)	161	(340)
Change in market value	1,646	(2,323)	3,275	(1,261)
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	39	213	466	614
Redemptions or distributions	(97)	(10)	(334)	(165)
Change in market value	234	(230)	485	(251)
Ending balance	$78,700	$76,489	$78,700	$76,489

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	September 30, 2016	June 30, 2016	September 30, 2015
	(in millions)
Assets under management	$99,834	$98,124	$100,237
Difference between assets under management and committed capital or cost basis for applicable closed-end funds (1)	(4,449)	(2,392)	(3,381)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(9,552)	(9,278)	(14,544)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(3,720)	(3,828)	(3,279)
Oaktree’s general partner investments in management fee-generating funds	(1,987)	(1,745)	(1,240)
Funds that are no longer paying management fees and co-investments that pay no management fees	(1,426)	(1,365)	(1,304)
Management fee-generating assets under management	$78,700	$79,516	$76,489

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of
	September 30, 2016	June 30, 2016	September 30, 2015
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.51	1.51	1.53
Open-end funds	0.46	0.46	0.47
Evergreen funds	1.22	1.22	1.46
Overall	0.95	0.97	0.94
Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of September 30, 2016, June 30, 2016 and September 30, 2015, the portion of incentive-creating AUM generating incentives at the fund level was $20.0 billion, $17.9 billion and $19.2 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	September 30, 2016	June 30, 2016	September 30, 2015
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$29,241	$28,462	$31,290
Evergreen funds	3,199	1,910	1,955
Total	$32,440	$30,372	$33,245
Three Months Ended September 30, 2016
AUM increased $1.7 billion, or 1.7%, to $99.8 billion as of September 30, 2016, from $98.1 billion as of June 30, 2016. The increase primarily reflected $3.5 billion in aggregate market-value gains and $1.2 billion of aggregate capital inflows for closed-end funds, partially offset by $2.0 billion of aggregate distributions to closed-end fund investors and $1.2 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, decreased $0.8 billion, or 1.0%, to $78.7 billion as of September 30, 2016, from $79.5 billion as of June 30, 2016. The decrease primarily reflected a $2.0 billion aggregate decline attributable to closed-end funds in liquidation and uncalled capital commitments for closed-end funds entering or in liquidation and $1.2 billion of net outflows from open-end funds. These declines were largely offset by $2.0 billion of aggregate market-value gains.
Incentive-creating AUM increased $2.0 billion, or 6.6%, to $32.4 billion as of September 30, 2016, from $30.4 billion as of June 30, 2016, reflecting the net effect of drawdowns by closed-end funds, market-value gains, distributions from closed-end funds and other adjustments.
Three Months Ended September 30, 2015
AUM declined $2.9 billion, or 2.8%, to $100.2 billion as of September 30, 2015, from $103.1 billion as of June 30, 2015. The decrease primarily reflected $3.7 billion in aggregate market-value declines, partially offset by $1.9 billion in aggregate capital inflows and fee-generating leverage for closed-end funds.
Management fee-generating AUM declined $2.1 billion, or 2.7%, to $76.5 billion as of September 30, 2015, from $78.6 billion as of June 30, 2015. The decrease primarily reflected $2.7 billion in aggregate market-value declines, partially offset by $0.9 billion attributable to CLOs and capital commitments and fee-generating leverage for closed-end funds.
Incentive-creating AUM declined $0.7 billion, or 2.1%, to $33.2 billion as of September 30, 2015, from $33.9 billion as of June 30, 2015, primarily attributable to market-value declines and distributions from closed-end funds, partially offset by drawdowns by closed-end funds.
Nine Months Ended September 30, 2016
AUM increased $2.4 billion, or 2.5%, to $99.8 billion as of September 30, 2016, from $97.4 billion as of December 31, 2015. The increase primarily reflected $6.1 billion in aggregate market-value gains and $3.9 billion of aggregate capital inflows for closed-end funds, partially offset by $5.3 billion of distributions to closed-end fund investors and $2.5 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, decreased $0.2 billion, or 0.3%, to $78.7 billion as of September 30, 2016, from $78.9 billion as of December 31, 2015. The decrease reflected an aggregate $3.8 billion decline attributable to closed-end funds in liquidation and uncalled capital commitments for closed-end funds entering or in liquidation and $2.4 billion of net outflows from open-end funds. These declines were largely offset by $4.1 billion of aggregate market-value gains and an aggregate $2.0 billion increase from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, additional capital commitments for Oaktree Opportunities Fund X (“Opps X”) and Oaktree Real Estate Opportunities Fund VII (“ROF VII”), and new CLOs.
Incentive-creating AUM increased $0.5 billion, or 1.6%, to $32.4 billion as of September 30, 2016, from $31.9 billion as of December 31, 2015, primarily reflecting drawdowns by closed-end funds and aggregate market-value gains, partially offset by distributions from closed-end funds.
Nine Months Ended September 30, 2015
AUM grew $9.4 billion, or 10.4%, to $100.2 billion as of September 30, 2015, from $90.8 billion as of December 31, 2014. The increase reflected $16.5 billion of capital inflows and fee-generating leverage for closed-end funds, partially offset by $3.9 billion of distributions to closed-end fund investors, $1.6 billion of aggregate market-value declines, a $0.9 billion decline in uncalled capital commitments for closed-end funds entering or in liquidation and $0.9 billion of unfavorable foreign-currency translation.
Management fee-generating AUM decreased $1.6 billion, or 2.0%, to $76.5 billion as of September 30, 2015, from $78.1 billion as of December 31, 2014. The decrease reflected declines of $1.9 billion attributable to closed-end funds in liquidation, $1.6 billion of aggregate market-value changes in funds for which management fees are based on NAV and $0.7 billion of unfavorable foreign-currency translation. These declines were partially offset by an aggregate $3.5 billion of capital inflows to closed-end funds, fee-generating leverage, and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV.
Incentive-creating AUM declined $0.7 billion, or 2.1%, to $33.2 billion as of September 30, 2015, from $33.9 billion as of December 31, 2014, primarily attributable to distributions from closed-end funds and market-value declines, partially offset by drawdowns by closed-end funds.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2016	2015	2016	2015
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,525,854	$1,936,787	$1,585,217	$1,949,407
Incentives created (fund level):
Closed-end funds	402,842	(187,358)	522,847	13,414
Evergreen funds	19,843	(284)	24,710	351
Total incentives created (fund level)	422,685	(187,642)	547,557	13,765
Less: segment incentive income recognized by us	(99,731)	(16,925)	(283,966)	(230,952)
Ending balance	$1,848,808	$1,732,220	$1,848,808	$1,732,220
Accrued incentives (fund level), net of associated incentive income compensation expense	$872,716	$890,219	$872,716	$890,219
As of September 30, 2016 and 2015, the portion of net accrued incentives (fund level) represented by funds that was currently paying incentives was $224.9 million and $317.0 million, respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of September 30, 2016, $690.2 million, or 79%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 35% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended September 30, 2016 and 2015
Incentives created (fund level) was $422.7 million for the three months ended September 30, 2016, primarily consisting of $329.5 million of incentives created (fund level) from Control Investing funds and $55.6 million from Distressed Debt funds.
Incentives created (fund level) was negative $187.6 million for the three months ended September 30, 2015, primarily reflecting negative incentives created (fund level) of $122.8 million from Distressed Debt funds and $102.3 million from Control Investing funds.
Nine Months Ended September 30, 2016 and 2015
Incentives created (fund level) was $547.6 million for the nine months ended September 30, 2016, reflecting $433.8 million of incentives created (fund level) from Control Investing funds, $39.1 million from Real Estate funds and $37.4 million from Distressed Debt funds.
Incentives created (fund level) was $13.8 million for the nine months ended September 30, 2015, reflecting incentives created (fund level) of $137.4 million from Control Investing funds, $91.1 million from Real Estate funds and $23.9 million from Mezzanine funds, largely offset by negative incentives created (fund level) of $248.9 million from Distressed Debt funds.
Uncalled Capital Commitments
As of September 30, 2016, June 30, 2016, and September 30, 2015, uncalled capital commitments were $22.7 billion, $22.8 billion and $20.1 billion, respectively. Invested capital during the three and 12 months ended September 30, 2016 aggregated $2.2 billion and $8.1 billion, respectively, as compared with $1.8 billion and $9.0 billion for the comparable 2015 periods.

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
Adjusted Net Income (1)
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit data)
Revenues:
Management fees	$194,349	$185,766	$593,069	$566,058
Incentive income	99,731	16,925	283,966	230,952
Investment income (loss)	70,928	(19,950)	133,730	56,873
Total revenues	365,008	182,741	1,010,765	853,883
Expenses:
Compensation and benefits	(94,624)	(97,348)	(298,067)	(310,996)
Equity-based compensation	(16,041)	(8,836)	(39,189)	(27,760)
Incentive income compensation	(47,378)	(7,596)	(132,534)	(127,252)
General and administrative	(29,258)	(30,279)	(91,339)	(90,181)
Depreciation and amortization	(2,866)	(3,031)	(9,074)	(7,027)
Total expenses	(190,167)	(147,090)	(570,203)	(563,216)
Adjusted net income before interest and other income (expense)	174,841	35,651	440,562	290,667
Interest expense, net of interest income	(7,799)	(8,388)	(24,458)	(26,103)
Other income (expense), net	(4,902)	(283)	(6,294)	(2,279)
Adjusted net income	162,140	26,980	409,810	262,285
Adjusted net income attributable to OCGH non-controlling interest	(96,471)	(18,491)	(244,272)	(182,862)
Non-Operating Group expenses	(182)	(464)	(647)	(1,424)
Adjusted net income-OCG before income taxes	65,487	8,025	164,891	77,999
Income taxes-OCG	(7,579)	(831)	(27,141)	(12,660)
Adjusted net income-OCG	$57,908	$7,194	$137,750	$65,339
Adjusted net income per Class A unit	$0.92	$0.15	$2.21	$1.38
Weighted average number of Class A units outstanding	62,755	48,440	62,424	47,304

(1)
In the fourth quarter of 2015, the definition of ANI was modified to reflect differences with respect to (a) third-party placement costs associated with closed-end funds, which under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream, and (b) gains and losses resulting from foreign-currency transactions and hedging activities, which under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, whereas for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for ANI, foreign-currency transaction gains and losses are included in other income (expense), net. Prior periods have not been recast for the change related to third-party placement costs, but have been recast to retroactively reflect the change related to foreign-currency hedging. Placement costs associated with closed-end funds amounted to $0.7 million and $4.4 million, respectively, for the three and nine months ended September 30, 2015, and remain expensed as incurred in those periods for both GAAP and ANI purposes.

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit data)
Revenues:
Management fees	$194,349	$185,766	$593,069	$566,058
Incentive income	99,731	16,925	283,966	230,952
Receipts of investment income from funds (1)	18,020	29,459	41,637	83,617
Receipts of investment income from companies	17,866	13,304	42,293	30,275
Total distributable earnings revenues	329,966	245,454	960,965	910,902
Expenses:
Compensation and benefits	(94,624)	(97,348)	(298,067)	(310,996)
Incentive income compensation	(47,378)	(7,596)	(132,534)	(127,252)
General and administrative	(29,258)	(30,279)	(91,339)	(90,181)
Depreciation and amortization	(2,866)	(3,031)	(9,074)	(7,027)
Total expenses	(174,126)	(138,254)	(531,014)	(535,456)
Other income (expense):
Interest expense, net of interest income	(7,799)	(8,388)	(24,458)	(26,103)
Operating Group income taxes	(1,662)	(1,550)	(4,491)	(3,749)
Other income (expense), net	(4,902)	(283)	(6,294)	(2,279)
Distributable earnings	141,477	96,979	394,708	343,315
Distributable earnings attributable to OCGH non-controlling interest	(84,177)	(66,464)	(235,323)	(238,096)
Non-Operating Group expenses	(182)	(464)	(647)	(1,424)
Distributable earnings-OCG income taxes	(789)	507	(5,472)	(579)
Tax receivable agreement	(5,106)	(4,880)	(15,318)	(14,170)
Distributable earnings-OCG	$51,223	$25,678	$137,948	$89,046
Distributable earnings per Class A unit	$0.82	$0.53	$2.21	$1.88
Weighted average number of Class A units outstanding	62,755	48,440	62,424	47,304

(1)
This adjustment characterizes a portion of the distributions received from funds as receipts of investment income or loss. In general, the income or loss component of a fund distribution is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends. Additionally, any impairment charges on our CLO investments included in ANI are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO to align with the timing of expected cash flows.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Distributable earnings grew $44.5 million, or 45.9%, to $141.5 million for the three months ended September 30, 2016, from $97.0 million for the three months ended September 30, 2015, reflecting increases of $43.0 million in incentive income, net of incentive income compensation expense (“net incentive income”) and $12.5 million in fee-related earnings, partially offset by a $6.9 million decline in investment income proceeds. For the three months ended September 30, 2016, investment income proceeds totaled $35.9 million, including $18.0 million from fund distributions and $17.9 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $42.8 million, of which $29.5 million and $13.3 million was attributable to fund distributions and DoubleLine, respectively.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Distributable earnings grew $51.4 million, or 15.0%, to $394.7 million for the nine months ended September 30, 2016, from $343.3 million for the nine months ended September 30, 2015, reflecting increases of $47.7 million in net incentive income and $36.7 million in fee-related earnings, partially offset by a $30.0 million decline in investment income proceeds. For the nine months ended September 30, 2016, investment income proceeds totaled $83.9 million, including $41.6 million from fund distributions and $42.3 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $113.9 million, of which $83.6 million and $33.9 million was attributable to fund distributions and DoubleLine, respectively.
The following table reconciles distributable earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Distributable earnings	$141,477	$96,979	$394,708	$343,315
Investment income (loss) (1)	70,928	(19,950)	133,730	56,873
Receipts of investment income from funds (2)	(18,020)	(29,459)	(41,637)	(83,617)
Receipts of investment income from companies	(17,866)	(13,304)	(42,293)	(30,275)
Equity-based compensation (3)	(16,041)	(8,836)	(39,189)	(27,760)
Operating Group income taxes	1,662	1,550	4,491	3,749
Adjusted net income	162,140	26,980	409,810	262,285
Incentive income (4)	7	(8,676)	(39,881)	(20,249)
Incentive income compensation (4)	(7)	2,689	39,881	20,242
Investment income (5)	6,155	—	19,733	—
Equity-based compensation (6)	(3,798)	(3,658)	(9,271)	(12,523)
Placement costs (7)	(893)	—	(8,807)	—
Foreign-currency hedging (8)	(1,306)	(6,338)	(10,837)	(959)
Acquisition-related items (9)	253	(1,433)	1,751	(4,935)
Income taxes (10)	(8,567)	(1,893)	(29,818)	(15,253)
Non-Operating Group expenses (11)	(182)	(464)	(647)	(1,424)
Non-controlling interests (11)	(95,505)	(5,320)	(236,492)	(167,230)
Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954

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

The following table reconciles distributable earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Distributable earnings-OCG (1)	$51,223	$25,678	$137,948	$89,046
Investment income (loss) attributable to OCG	28,726	(6,277)	54,067	16,790
Receipts of investment income from funds attributable to OCG	(7,298)	(9,270)	(16,817)	(25,811)
Receipts of investment income from companies attributable to OCG	(7,236)	(4,186)	(17,081)	(9,343)
Equity-based compensation attributable to OCG (2)	(6,497)	(2,781)	(15,830)	(8,588)
Distributable earnings-OCG income taxes	789	(507)	5,472	579
Tax receivable agreement	5,106	4,880	15,318	14,170
Income taxes of Intermediate Holding Companies	(6,905)	(343)	(25,327)	(11,504)
Adjusted net income-OCG (1)	57,908	7,194	137,750	65,339
Incentive income attributable to OCG (3)	3	(2,730)	(16,048)	(6,015)
Incentive income compensation attributable to OCG (3)	(3)	846	16,048	5,893
Investment income attributable to OCG (4)	2,493	—	7,961	—
Equity-based compensation attributable to OCG (5)	(1,538)	(1,151)	(3,744)	(3,843)
Placement costs attributable to OCG (6)	(362)	—	(3,548)	—
Foreign-currency hedging attributable to OCG (7)	(529)	(1,994)	(4,369)	(411)
Acquisition-related items attributable to OCG (8)	103	(451)	708	(1,515)
Non-controlling interests attributable to OCG (8)	222	173	664	506
Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954

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

Fee-related Earnings
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Fee-related earnings grew $12.5 million, or 22.7%, to $67.6 million for the three months ended September 30, 2016, from $55.1 million for the three months ended September 30, 2015. The increase reflected $8.5 million of higher management fees, $2.7 million of lower compensation and benefits, and $1.0 million of lower general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.38 and $0.36 per unit for the three months ended September 30, 2016 and 2015, respectively.
The effective tax rate applicable to fee-related earnings for the three months ended September 30, 2016 and 2015 was 12% and -3%, respectively, resulting from estimated full-year effective rates of 8% and 1%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Fee-related earnings grew $36.7 million, or 23.2%, to $194.6 million for the nine months ended September 30, 2016, from $157.9 million for the nine months ended September 30, 2015. The increase reflected $27.0 million of higher management fees, $12.9 million of lower compensation and benefits, and $1.1 million of higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $1.13 and $0.98 per unit for the nine months ended September 30, 2016 and 2015, respectively.
The effective tax rate applicable to fee-related earnings for the nine months ended September 30, 2016 and 2015 was 9% and 2%, respectively.
The following table reconciles fee-related earnings and ANI to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fee-related earnings (1)	$67,601	$55,108	$194,589	$157,854
Incentive income	99,731	16,925	283,966	230,952
Incentive income compensation	(47,378)	(7,596)	(132,534)	(127,252)
Investment income (loss)	70,928	(19,950)	133,730	56,873
Equity-based compensation (2)	(16,041)	(8,836)	(39,189)	(27,760)
Interest expense, net of interest income	(7,799)	(8,388)	(24,458)	(26,103)
Other income (expense), net	(4,902)	(283)	(6,294)	(2,279)
Adjusted net income	162,140	26,980	409,810	262,285
Reconciling adjustments (3)	(103,843)	(25,093)	(274,388)	(202,331)
Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954

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

(3)	Please refer to the table on page 79 for a detailed reconciliation of adjusted net income to net income attributable to Oaktree Capital Group, LLC.

The following table reconciles fee-related earnings-OCG and adjusted net income-OCG to net income attributable to Oaktree Capital Group, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fee-related earnings-OCG (1)	$23,869	$17,407	$70,745	$46,361
Incentive income attributable to OCG	40,393	5,325	114,656	69,510
Incentive income compensation attributable to OCG	(19,189)	(2,391)	(53,507)	(38,180)
Investment income (loss) attributable to OCG	28,726	(6,277)	54,067	16,790
Equity-based compensation attributable to OCG (2)	(6,497)	(2,781)	(15,830)	(8,588)
Interest expense, net of interest income attributable to OCG	(3,112)	(2,611)	(9,756)	(7,972)
Other income (expense) attributable to OCG	(1,985)	(89)	(2,547)	(716)
Non-fee-related earnings income taxes attributable to OCG (3)	(4,297)	(1,389)	(20,078)	(11,866)
Adjusted net income-OCG (1)	57,908	7,194	137,750	65,339
Reconciling adjustments (4)	389	(5,307)	(2,328)	(5,385)
Net income attributable to Oaktree Capital Group, LLC	$58,297	$1,887	$135,422	$59,954

(1)
Fee-related earnings-OCG and adjusted net income-OCG are calculated to evaluate the portion of adjusted net income and fee-related earnings attributable to Class A unitholders. These measures are net of income taxes and other income or expenses applicable to OCG or its Intermediate Holding Companies. A reconciliation of fee-related earnings to fee-related earnings-OCG is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit data)

Fee-related earnings	$67,601	$55,108	$194,589	$157,854
Fee-related earnings attributable to OCGH non-controlling interest	(40,221)	(37,768)	(116,016)	(109,221)
Non-Operating Group expenses	(229)	(491)	(765)	(1,478)
Fee-related earnings-OCG income tax (expense) benefit	(3,282)	558	(7,063)	(794)
Fee-related earnings-OCG	$23,869	$17,407	$70,745	$46,361
Fee-related earnings per Class A unit	$0.38	$0.36	$1.13	$0.98
Weighted average number of Class A units outstanding	62,755	48,440	62,424	47,304

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Management Fees:
Closed-end funds	$141,513	$127,129
Open-end funds	39,828	44,241
Evergreen funds	13,008	14,396
Total	$194,349	$185,766

Management fees increased $8.5 million, or 4.6%, to $194.3 million for the three months ended September 30, 2016, from $185.8 million for the three months ended September 30, 2015, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds grew $14.4 million, or 11.3%, to $141.5 million for the three months ended September 30, 2016, from $127.1 million for the three months ended September 30, 2015. The growth reflected an aggregate increase of $30.0 million principally from the start of the investment periods for Oaktree Power Opportunities Fund IV (“Power Fund IV”), Oaktree Principal Fund VI (“PF VI”), Opps X and ROF VII. This increase was partially offset by an aggregate decline of $15.6 million primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $4.4 million, or 10.0%, to $39.8 million for the three months ended September 30, 2016, from $44.2 million for the three months ended September 30, 2015, reflecting net outflows among our open-end strategies.

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $1.4 million, or 9.7%, to $13.0 million for the three months ended September 30, 2016, from $14.4 million for the three months ended September 30, 2015, primarily reflecting net outflows and a reduction in the average management fee rate for Value Opportunities (“VOF”). The period-end weighted average annual management fee rate for evergreen funds decreased to 1.22% as of September 30, 2016, from 1.46% as of September 30, 2015, primarily reflecting the reduction in the management fee rate for VOF.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Incentive Income:
Closed-end funds	$97,726	$16,921
Evergreen funds	2,005	4
Total	$99,731	$16,925
Incentive income increased $82.8 million, to $99.7 million for the three months ended September 30, 2016, from $16.9 million for the three months ended September 30, 2015. The current-year period reflected incentive distributions from six funds across five investment strategies.

Investment Income (Loss)
A summary of investment income (loss) is set forth below:

	Three Months Ended September 30,
	2016	2015
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$15,932	$(2,763)
Convertible Securities	77	(1,257)
Distressed Debt	15,295	(30,177)
Control Investing	19,702	(1,156)
Real Estate	3,791	3,339
Listed Equities	(2,802)	(4,413)
Non-Oaktree funds	1,166	3,316
Income from investments in companies	17,767	13,161
Total investment income (loss)	$70,928	$(19,950)
Investment income (loss) increased $90.9 million, to income of $70.9 million for the three months ended September 30, 2016, from a loss of $20.0 million for the three months ended September 30, 2015. The increase largely reflected higher overall returns on our fund investments. DoubleLine accounted for investment income of $17.7 million and $13.2 million for the three months ended September 30, 2016 and 2015, respectively, of which performance fees accounted for $1.9 million and $1.3 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits decreased $2.7 million, or 2.8%, to $94.6 million for the three months ended September 30, 2016, from $97.3 million for the three months ended September 30, 2015, reflecting an overall shift in compensation mix from cash to equity.
Equity-based Compensation
Equity-based compensation increased $7.2 million, or 81.8%, to $16.0 million for the three months ended September 30, 2016, from $8.8 million for the three months ended September 30, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering. Additionally, the current-year period included $3.5 million of expense resulting from the accelerated vesting of Class A and OCGH units related to employee departures.
Incentive Income Compensation
Incentive income compensation expense increased $39.8 million, to $47.4 million for the three months ended September 30, 2016, from $7.6 million for the three months ended September 30, 2015, primarily reflecting growth in incentive income.
General and Administrative
General and administrative expense decreased $1.0 million, or 3.3%, to $29.3 million for the three months ended September 30, 2016, from $30.3 million for the three months ended September 30, 2015, reflecting various items.
Interest Expense, Net of Interest Income
Interest expense, net decreased $0.6 million, or 7.1%, to $7.8 million for the three months ended September 30, 2016, from $8.4 million for the three months ended September 30, 2015, primarily reflecting lower interest expense resulting from the June 2016 maturity of our $50.0 million 6.09% senior notes.

Other Income (Expense), Net
Other income (expense), net was an expense of $4.9 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. The current-year period included a $4.4 million impairment charge on our corporate plane.
Adjusted Net Income
ANI increased $135.1 million, to $162.1 million for the three months ended September 30, 2016, from $27.0 million for the three months ended September 30, 2015, reflecting increases of $90.9 million in investment income, $43.0 million in net incentive income and $12.5 million in fee-related earnings.
Income Taxes-OCG
Income taxes increased $6.8 million, to $7.6 million for the three months ended September 30, 2016, from $0.8 million for the three months ended September 30, 2015.  The increase reflected higher adjusted net income-OCG before income taxes, as well as a higher effective tax rate for the three months ended September 30, 2016. The effective tax rates applied to ANI for the three months ended September 30, 2016 and 2015 were 12% and 10%, respectively, resulting from estimated full-year effective rates of 17% and 16%, respectively.  The rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income, and certain incentive and investment income rises, and vice versa.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Management Fees:
Closed-end funds	$435,717	$387,923
Open-end funds	117,017	135,259
Evergreen funds	40,335	42,876
Total	$593,069	$566,058

Management fees increased $27.0 million, or 4.8%, to $593.1 million for the nine months ended September 30, 2016, from $566.1 million for the nine months ended September 30, 2015, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds grew $47.8 million, or 12.3%, to $435.7 million for the nine months ended September 30, 2016, from $387.9 million for the nine months ended September 30, 2015. The growth reflected an aggregate increase of $90.5 million principally from the start of the investment periods for Power Fund IV, PF VI, Opps X and ROF VII. The increase was partially offset by an aggregate decline of $42.7 million, primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $18.3 million, or 13.5%, to $117.0 million for the nine months ended September 30, 2016, from $135.3 million for the nine months ended September 30, 2015, reflecting net outflows and market-value declines among our open-end strategies.

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $2.6 million, or 6.1%, to $40.3 million for the nine months ended September 30, 2016, from $42.9 million for the nine months ended September 30, 2015, primarily reflecting net outflows, a market-value decline and a reduction in the average management fee rate for VOF. The decrease was partially offset by drawdowns of capital commitments by Strategic Credit. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.22% as of September 30, 2016, from 1.46% as of September 30, 2015, primarily reflecting the reduction in the management fee rate for VOF.

Incentive Income
A summary of incentive income is set forth below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Incentive Income:
Closed-end funds	$281,864	$230,948
Evergreen funds	2,102	4
Total	$283,966	$230,952
Incentive income increased $53.0 million, or 22.9%, to $284.0 million for the nine months ended September 30, 2016, from $231.0 million for the nine months ended September 30, 2015. The current-year period included tax-related incentive distributions of $72.7 million and other incentive distributions of $211.3 million, respectively, as compared with $142.9 million and $88.1 million for the comparable prior-year periods.
Investment Income
A summary of investment income is set forth below:

	Nine Months Ended September 30,
	2016	2015
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$15,026	$13,250
Convertible Securities	(819)	(246)
Distressed Debt	34,462	(34,889)
Control Investing	19,535	18,127
Real Estate	8,353	12,362
Listed Equities	2,956	4,737
Non-Oaktree funds	4,661	8,049
Income from investments in companies	49,556	35,483
Total investment income	$133,730	$56,873
Investment income increased $76.8 million, to $133.7 million for the nine months ended September 30, 2016, from $56.9 million for the nine months ended September 30, 2015. The increase reflected higher overall returns on our fund investments, partially offset by a $23 million impairment charge in the first quarter of 2016 on our investments in certain of our CLOs, predominantly stemming from holdings in energy-related companies. DoubleLine accounted for investment income of $49.3 million and $40.4 million in the nine months ended September 30, 2016 and 2015, respectively, of which performance fees accounted for $3.9 million in each period.
Segment Expenses
Compensation and Benefits
Compensation and benefits decreased $12.9 million, or 4.1%, to $298.1 million for the nine months ended September 30, 2016, from $311.0 million for the nine months ended September 30, 2015, primarily reflecting an overall shift in compensation mix from cash to equity.

Equity-based Compensation
Equity-based compensation increased $11.4 million, or 41.0%, to $39.2 million for the nine months ended September 30, 2016, from $27.8 million for the nine months ended September 30, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering. Additionally, the current-year period included incremental expense resulting from the accelerated vesting of Class A and OCGH units related to employee departures.
Incentive Income Compensation
Incentive income compensation expense increased $5.2 million, or 4.1%, to $132.5 million for the nine months ended September 30, 2016, from $127.3 million for the nine months ended September 30, 2015. The percentage increase was smaller than the corresponding increase of 22.9% in incentive income, as a result of catch-up tax distributions in the prior-year period related to incentive interests awarded to certain investment professionals, as well as differences in the applicable funds’ compensation percentages.
General and Administrative
General and administrative expense increased $1.1 million, or 1.2%, to $91.3 million for the nine months ended September 30, 2016, from $90.2 million for the nine months ended September 30, 2015, primarily reflecting higher legal, technology, marketing and staff augmentation costs, largely offset by lower expense for placement costs associated with closed-end funds and other professional fees.
Depreciation and Amortization
Depreciation and amortization expense increased $2.1 million, or 30.0%, to $9.1 million for the nine months ended September 30, 2016, from $7.0 million for the nine months ended September 30, 2015, primarily reflecting amortization of leasehold improvements associated with office space expansion.
Interest Expense, Net of Interest Income
Interest expense, net decreased $1.6 million, or 6.1%, to $24.5 million for the nine months ended September 30, 2016, from $26.1 million for the nine months ended September 30, 2015, reflecting higher interest income, as well as lower interest expense resulting from the June 2016 maturity of our $50.0 million 6.09% senior notes.
Other Income (Expense), Net
Other income (expense), net was an expense of $6.3 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively. The current-year period included a $4.4 million impairment charge on our corporate plane and net foreign-currency transaction losses of $1.9 million. The prior-year period included a $3.6 million loss associated with certain non-operating corporate activities and net foreign-currency transaction gains of $1.3 million.
Adjusted Net Income
ANI increased $147.5 million, or 56.2%, to $409.8 million for the nine months ended September 30, 2016, from $262.3 million for the nine months ended September 30, 2015, reflecting increases of $76.8 million in investment income, $47.7 million in net incentive income and $36.7 million in fee-related earnings.
Income Taxes-OCG
Income taxes increased $14.4 million, to $27.1 million for the nine months ended September 30, 2016, from $12.7 million for the nine months ended September 30, 2015, reflecting higher adjusted net income-OCG before income taxes. The effective tax rate applied to ANI for both the nine months ended September 30, 2016 and 2015 was 16%.  The rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We expect variability in tax rates between quarters and full years, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income, and certain incentive and investment income rises, and vice versa.

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
The following table presents our segment statements of financial condition:

	As of
	September 30, 2016	June 30, 2016	September 30, 2015
Assets:	(in thousands)
Cash and cash-equivalents	$461,389	$403,417	$417,168
U.S. Treasury and time deposit securities	676,226	684,224	656,120
Corporate investments	1,383,612	1,371,978	1,465,195
Deferred tax assets	426,138	426,119	430,797
Receivables and other assets	355,546	274,635	259,841
Total assets	$3,302,911	$3,160,373	$3,229,121
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$337,594	$262,392	$314,757
Due to affiliates	360,193	358,716	370,949
Debt obligations	795,678	795,958	846,161
Total liabilities	1,493,465	1,417,066	1,531,867
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,017,711	982,684	1,097,164
Unitholders’ capital attributable to Oaktree Capital Group, LLC	791,735	760,623	600,090
Total capital	1,809,446	1,743,307	1,697,254
Total liabilities and capital	$3,302,911	$3,160,373	$3,229,121
Corporate Investments
A summary of corporate investments is set forth below:

	As of
	September 30, 2016	June 30, 2016	September 30, 2015
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$421,466	$417,883	$446,151
Convertible Securities	1,704	1,627	18,452
Distressed Debt	396,173	380,324	388,459
Control Investing	263,882	251,612	255,798
Real Estate	117,822	113,406	148,853
Listed Equities	92,962	116,954	123,152
Non-Oaktree funds	69,651	70,551	69,146
Investments in companies	19,952	19,621	15,184
Total corporate investments	$1,383,612	$1,371,978	$1,465,195

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of September 30, 2016, we had $1.1 billion of cash and U.S. Treasury and time deposit securities, and $796 million in outstanding debt, net of debt issuance costs. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of September 30, 2016 and the date of this report. Oaktree’s investments in funds and companies had a carrying value of $1.4 billion as of September 30, 2016.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of September 30, 2016, corporate investments of $1.4 billion included unrealized investment income proceeds of $298 million, of which $140 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we expect that we would suspend paying such distributions.
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
Tax distributions are not required in respect of the Class A units and are only required from the Oaktree Operating Group entities if and to the extent there is sufficient cash available for distribution. Accordingly, if there were insufficient cash flow from operations to fund quarterly or tax distributions by the Oaktree Operating Group entities, we expect that these distributions would not be made. We believe that we have sufficient access to cash from existing balances, our operations and the revolving credit facility described below to fund our operations and commitments.
Consolidated Cash Flows
The accompanying condensed consolidated statements of cash flows include our consolidated funds, despite the fact that we typically have only a minority economic interest in those funds. The assets of consolidated funds, on a gross basis, are larger than the assets of our business and, accordingly, have a substantial effect on the cash flows reflected in our condensed consolidated statements of cash flows. The primary cash flow activities of our consolidated funds involve:

•	raising capital from third-party investors;

•	using the capital provided by us and third-party investors to fund investments and operating expenses;

•	financing certain investments with indebtedness;

•	generating cash flows through the realization of investments, as well as the collection of interest and dividend income; and

•	distributing net cash flows to fund investors and to us.
Because our consolidated funds are either treated as investment companies for accounting purposes or represent CLOs whose primary operations are investing activities, their investing cash flow amounts are included in our cash flows from operations. We believe that each of the consolidated funds and Oaktree has sufficient access to cash to fund their respective operations in the near term.

Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are discussed below.
Operating Activities
Net cash used in operating activities was $204.3 million and $2.2 billion in the first nine months of 2016 and 2015, respectively. These amounts included, for the first nine months of 2016 and 2015, respectively: (a) net purchases of securities of the consolidated funds of $792.0 million and $2.5 billion; (b) net realized gains on investments of the consolidated funds of $8.6 million and $1.7 billion; and (c) changes in unrealized depreciation on investments of the consolidated funds of $15.7 million and $3.3 billion.
Investing Activities
Investing activities provided $41.5 million and used $17.4 million of cash in the first nine months of 2016 and 2015, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and time deposit securities included net purchases of $15.1 million and $0.6 million for the first nine months of 2016 and 2015, respectively. Corporate investments in funds and companies of $50.8 million and $41.3 million for the first nine months of 2016 and 2015, respectively, consisted of the following:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Funds	$147,927	$237,111
Eliminated in consolidation	(97,120)	(195,822)
Total investments	$50,807	$41,289

Distributions and proceeds from corporate investments in funds and companies of $175.0 million and $45.6 million for the first nine months of 2016 and 2015, respectively, consisted of the following:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Funds	$246,153	$260,190
Eliminated in consolidation	(71,145)	(238,633)
Unconsolidated companies	—	24,013
Total proceeds	$175,008	$45,570

Purchases of fixed assets were $67.6 million and $21.1 million for the first nine months of 2016 and 2015, respectively, with the former including a deposit on a new corporate plane.
Financing Activities
Financing activities provided $312.3 million and $2.1 billion of cash in the first nine months of 2016 and 2015, respectively. For the first nine months of 2016 and 2015, respectively, financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $62.6 million and $59.7 million; (b) net borrowings on credit facilities of the consolidated funds of $181.5 million and $1.5 billion; (c) distributions to unitholders of $282.0 million and $299.5 million; (d) proceeds from debt obligations issued by our CLOs of $426.3 million and $882.6 million; (e) payments for debt issuance costs of $9.3 million and $17.2 million; and (f) net unit purchases of $11.5 million and $4.5 million. Additionally, the first nine months of 2016 included a $50.0 million payment for the maturing principal balance of our 6.09% senior notes and $100.0 million in net proceeds from the issuance of our 3.69% senior notes, which was used to repay $100.0 million of our $250.0 million corporate term loan due March 31, 2021.

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
In July 2016, our indirect subsidiary, Oaktree Capital Management, L.P. (the “Issuer”), issued and sold to certain accredited investors $100 million of 3.69% senior notes (the “2016 Notes”) due July 12, 2031. The Notes are senior unsecured obligations of the Issuer, jointly and severally guaranteed by our indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (together with the Issuer, the “Obligors”) pursuant to a note and guaranty agreement (the “2016 Note Agreement”). We used the proceeds from the sale of the 2016 Notes to simultaneously repay $100 million of our $250 million term loan due March 31, 2021.
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
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”), of which $100 million was repaid in July 2016, and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extended the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing an interest-rate swap, the Term Loan’s annual interest rate is fixed at 2.22% through January 2017, based on such current credit ratings. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of September 30, 2016, we had no outstanding borrowings under our $500 million revolving credit facility and were able to draw the full amount available without violating any financial maintenance covenants.
In September 2014, the Obligors issued and sold to certain accredited investors $50 million aggregate principal amount of our 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of our 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of our 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “2014 Notes”) pursuant to a note and guarantee agreement (the “2014 Note Agreement”). The 2014 Notes are senior unsecured obligations of the Issuer, guaranteed by the other Obligors on a joint and several basis. Interest on the 2014 Notes is payable semi-annually.

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
In November 2009, our subsidiary Oaktree Capital Management, L.P. issued $250 million in aggregate principal amount of senior notes due December 2, 2019 (the “2009 Notes”). The indenture governing the 2009 Notes contains customary financial covenants and restrictions that, among other things, limit the Obligors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit-participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2009 Notes do not contain financial maintenance covenants.
In addition to the 2009 Notes, as of September 30, 2016, we had one other series of senior notes outstanding, with an aggregate remaining principal balance of $50 million due in November 2016. These senior notes contain customary financial covenants and restrictions that, among other things, restrict our subsidiaries from incurring additional indebtedness and our subsidiaries and us from merging, consolidating, transferring, leasing or selling assets, incurring certain liens and making restricted payments, subject to certain exceptions. In addition, the agreements contain the following financial covenants: (a) a maximum consolidated leverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing consolidated total debt (for us and our subsidiaries) by Consolidated EBITDA (as defined in each agreement) for the last four fiscal quarters, below 3.0-to-1.0, (b) a maximum interest coverage ratio covenant that requires us and our subsidiaries to maintain a ratio, calculated by dividing Consolidated EBITDA for the last four fiscal quarters by consolidated interest expense (for us and our subsidiaries), below 4.0-to-1.0, and (c) an assets under management covenant that requires us to maintain assets under management above $20 billion.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of September 30, 2016, we were required to maintain approximately $98.3 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of September 30, 2016, future payments of this nature were estimated to aggregate $37.1 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $75.2 million over the period ending approximately in 2034 with respect to our initial public offering.
In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of September 30, 2016, future payments with respect to the May 2013 Offering were estimated to aggregate $104.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of September 30, 2016, future payments with respect to the March 2014 Offering were estimated to aggregate $78.1 million over the period ending approximately in 2036.
In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of September 30, 2016, future payments with respect to the March 2015 Offering were estimated to aggregate $62.5 million over the period ending approximately in 2037.
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2016.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2016:

	Last Three Months of 2016	2017-2018	2019-2020	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$3,560	$24,401	$29,232	$66,556	$123,749
Debt obligations payable	50,000	—	250,000	500,000	800,000
Interest obligations on debt (2)	11,043	60,066	37,952	72,314	181,375
Tax receivable agreement	19,393	41,882	45,375	250,201	356,851
Contingent consideration (3)	23,741	—	—	—	23,741
Commitments to Oaktree and third-party funds (4)	532,811	—	—	—	532,811
Subtotal	640,548	126,349	362,559	889,071	2,018,527
Consolidated Funds:
Debt obligations of CLOs	—	183,201	—	2,666,612	2,849,813
Interest on debt obligations of CLOs (2)	16,833	134,619	131,199	421,811	704,462
Commitments to fund investments (5)	2,602	—	—	—	2,602
Total	$659,983	$444,169	$493,758	$3,977,494	$5,575,404

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

(3)
This represents the undiscounted contingent consideration obligation as of September 30, 2016 related to the 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2016 column.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2016.
As of September 30, 2016, none of the incentive income we had recognized was subject to clawback by the funds.
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
The table below summarizes the investments and other financial instruments, net of debt obligations, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of September 30, 2016	Level I	Level II	Level III	Total

Closed-end funds	$4,597	$349,258	$213,584	$567,439
Open-end funds	89,042	60,096	—	149,138
Evergreen funds	60,964	(238)	1,393	62,119
Total	$154,603	$409,116	$214,977	$778,696

As of December 31, 2015
Closed-end funds	$3,435,823	$8,557,125	$26,508,067	$38,501,015
Open-end funds	992,683	3,814,699	80,210	4,887,592
Evergreen funds	383,349	585,417	629,430	1,598,196
Total	$4,811,855	$12,957,241	$27,217,707	$44,986,803

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
Our predominant exposure to market risk is related to our role as general partner or investment adviser to our funds and as an investor in our CLOs, and the sensitivities to movements in the fair value of their investments on management fees, incentive income and investment income, as applicable. The fair value of the financial assets and liabilities of our funds and CLOs may fluctuate in response to changes in, among many factors, the fair value of securities, foreign-exchange rates, commodities prices and interest rates.
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2016, we had investments, at fair value of $3.7 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $367.6 million. Of this decline, approximately $147.2 million would impact net income attributable to Oaktree Capital Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the nine months ended September 30, 2016 and 2015, NAV-based management fees represented approximately 30% and 36%, respectively, of total management fees. Based on investments held as of September 30, 2016, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $5.8 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of September 30, 2016, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $241.1 million decrease in the amount of investment income. The estimated decline of $241.1 million is greater than 10% of the September 30, 2016 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.

Exchange-rate Risk
Our business is affected by movements in the exchange rate between the U.S. dollar and non-U.S. dollar currencies in the case of (a) management fees that vary based on the NAV of our funds that hold investments denominated in non-U.S. dollar currencies, (b) management fees received in non-U.S. dollar currencies, (c) operating expenses for our foreign offices that are denominated in non-U.S. dollar currencies and (d) cash balances we hold in non-U.S. dollar currencies. We manage our exposure to exchange-rate risks through our regular operating activities and, when appropriate, through the use of derivative instruments.
We estimate that for the nine months ended September 30, 2016, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $8.1 million;

•	our operating expenses would have increased by $10.1 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $1.2 million; and

•	our income tax expense would have decreased by $0.3 million.
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
Interest-rate Risk
As of September 30, 2016, Oaktree and its operating subsidiaries had $796 million in debt obligations, net of debt issuance costs, consisting of four senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into an interest-rate swap that effectively converted the term loan’s floating interest rate to fixed through January 2017. As a result, for the nine months ended September 30, 2016, there would not have been a material impact to interest expense attributable to Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.1 billion of aggregate segment cash and U.S. Treasury and time deposit securities as of September 30, 2016, we estimate that Oaktree and its operating subsidiaries would generate an additional $11.4 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of September 30, 2016, $3.0 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $28.4 million in the event interest rates were to increase by 100 basis points.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see the information under “Risk Factors” in our annual report and in our quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 4, 2016. There have been no material changes to the risk factors as disclosed in our annual report and such quarterly report.
The risks described in our annual report and such quarterly report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

Closed-end Funds

			As of September 30, 2016
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb	TBD	—	$7,985	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,243	48	15	192	41	637	3,161	—	37	489	nm	nm	1.5x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	100	100	(45)	5	5,016	4,966	—	—	6,104	2.5%	(0.4)%	1.1
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	403	1,133	1,962	2,098	52	—	2,517	6.5	3.3	1.2
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	471	1,124	448	434	15	—	443	12.5	10.0	1.5
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	1,954	4,545	1,916	1,823	144	152	1,700	11.9	8.3	1.5
Special Account A	Nov. 2008	Oct. 2012	253	nm	100	289	463	79	75	42	16	—	28.0	22.6	2.2
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	8,758	17,329	1,273	1,270	1,453	249	—	21.9	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,458	4,647	409	644	81	—	543	10.3	7.5	1.5
OCM Opportunities Fund VI	Jul. 2005	Jul. 2008	1,773	nm	100	1,298	3,051	20	—	249	4	—	11.9	8.8	1.8
OCM Opportunities Fund V	Jun. 2004	Jun. 2007	1,179	nm	100	961	2,097	43	—	179	9	—	18.5	14.1	1.9
Legacy funds (8).	Various	Various	9,543	nm	100	8,205	17,695	53	—	1,113	11	—	24.2	19.3	1.9
													22.0%	16.2%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII (9)	Jan. 2016	Jan. 2020	$2,456	41%	—%	$22	$8	$14	$1,989	$—	$—	$—	n/a	n/a	n/a
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,062	990	2,749	2,135	10	195	2,261	17.9%	12.0%	1.5x
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	910	1,489	704	383	56	117	266	17.6	13.0	1.8
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	179	306	137	73	3	14	79	14.7	12.6	1.7
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	394	709	135	99	45	29	—	16.2	11.1	2.0
OCM Real Estate Opportunities Fund III	Sep. 2002	Sep. 2005	707	nm	100	618	1,300	25	—	117	5	—	15.3	11.3	2.0
Legacy funds (8).	Various	Various	1,634	nm	99	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
													15.5%	12.0%
Real Estate Debt
Oaktree Real Estate Debt Fund (10).	Sep. 2013	Oct. 2016	$1,112	96%	55%	$81	$411	$281	$594	$—	$12	$220	26.5%	19.4%	1.2x
Oaktree PPIP Fund (11) .	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Real Estate Value Add
Oaktree Pinnacle Investment Fund (7) (10)	Oct. 2016	Oct. 2020	$615	2%	2%	$—	$—	$10	$10	$—	$—	$11	nm	nm	1.0x

European Principal Investments (12)
Oaktree European Principal Fund IV (13)	TBD	—	€893	2%	—%	€(4)	€—	€(4)	€17	€—	€—	€—	n/a	n/a	n/a
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	100	85	€1,420	€417	€3,752	€2,921	€—	€276	€3,016	19.4%	12.6%	1.6x
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	nm	100	€498	€1,544	€685	€849	€29	€—	€980	9.4	5.4	1.4
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.3%	8.8%

			As of September 30, 2016
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
European Private Debt
Oaktree European Capital Solutions Fund (7) (10)	Dec. 2015	Dec. 2018	€286	54%	34%	€1	€—	€100	€142	€—	€—	€101	nm	nm	1.0x
Oaktree European Dislocation Fund (10).	Oct. 2013	Oct. 2016	€294	85	56	€33	€140	€75	€125	€—	€4	€55	23.6%	16.9%	1.2
Special Account E	Oct. 2013	Apr. 2015	€379	nm	69	€54	€200	€115	€131	€—	€7	€93	14.6	11.2	1.2
													16.7%	12.4%
Global Principal Investments
Oaktree Principal Fund VI	Nov. 2015	Nov. 2018	$1,223	44%	17%	$45	$67	$186	$1,167	$—	$9	$155	47.1%	20.6%	1.4x
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	2,827	nm	91	453	1,451	1,588	1,773	50	—	2,133	8.2	3.7	1.3
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	204	377	287	299	21	3	278	11.6	8.2	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	2,806	4,061	2,073	691	22	525	1,230	12.4	8.9	2.0
OCM Principal Opportunities Fund III	Nov. 2003	Nov. 2008	1,400	nm	100	886	2,206	80	—	157	15	—	13.8	9.5	1.8
Legacy funds (8).	Various	Various	2,301	nm	100	1,839	4,138	2	—	236	—	—	14.5	11.6	1.8
													13.2%	9.5%
Power Opportunities
Oaktree Power Opportunities Fund IV (7)	Nov. 2015	Nov. 2020	$1,106	22%	22%	$(7)	$—	$240	$1,078	$—	$—	$254	nm	nm	1.0x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	66	329	575	452	407	14	48	299	21.1%	12.5%	1.6
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	nm	53	1,450	1,982	9	—	100	1	—	76.1	58.8	3.9
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	nm	85	251	634	—	—	23	—	—	20.1	13.1	1.8
													34.7%	26.5%
Infrastructure Investing
Oaktree Infrastructure Fund (14)	TBD	—	$409	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Highstar Capital IV (15).	Nov. 2010	Nov. 2016	2,610	99	99	544	552	2,573	1,730	—	5	1,947	15.2%	8.7%	1.4x

Mezzanine Finance
Oaktree Mezzanine Fund IV (10)	Oct. 2014	Oct. 2019	$852	40%	37%	$26	$20	$319	$306	$—	$4	$314	12.5%	8.5%	1.1x
Oaktree Mezzanine Fund III (16).	Dec. 2009	Dec. 2014	1,592	nm	89	385	1,428	380	377	10	23	350	15.1	10.4 / 8.4	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	527	1,489	145	—	—	—	166	11.3	7.8	1.6
OCM Mezzanine Fund (17).	Oct. 2001	Oct. 2006	808	nm	96	302	1,073	2	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.2%	8.9%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund (18)	Sep. 2013	Sep. 2017	$384	65%	65%	$29	$1	$278	$228	$—	$—	$286	10.1%	6.4%	1.2x
Special Account F	Jan. 2014	Jan. 2017	253	66	66	20	—	187	186	—	—	191	9.1	7.0	1.2
									32,699	(12)	1,805	(12)	9.7%	6.7%
							Other (19)		7,864		22
							Total (20)		$40,563		$1,827

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings, if any, outstanding, under a fund-level credit facility where such borrowings were made in lieu of drawing capital from fund investors.

(2)	Represents capital drawn from fund investors divided by committed capital. The aggregate change in drawn capital for the three months ended September 30, 2016 was $624 million.

(3)	Accrued incentives (fund level) exclude Oaktree segment incentive income previously recognized.

(4)
Unreturned drawn capital plus accrued preferred return reflects the amount the fund needs to distribute to its investors as a return of capital and a preferred return (as applicable) before Oaktree is entitled to receive incentive income (other than tax distributions) from the fund.

(5)
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

(6)	Multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.

(7)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through September 30, 2016 was less than 18 months.

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

(9)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(10)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of September 30, 2016 management fee-generating AUM included only that portion of committed capital that had been drawn.

(11)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(12)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the September 30, 2016 spot rate of $1.12.

(13)
Management fees are based on aggregate contributed capital for the period from the initial investment date until the investment period start date, which includes indebtedness incurred in lieu of drawn capital.

(14)	A portion of the $409 million of commitments to Oaktree Infrastructure Fund as of September 30, 2016 was subject to certain contingencies.

(15)
The fund includes co-investments of $626 million in AUM, most of which do not pay management fees or an incentive allocation. These co-investments have been excluded from the calculation of gross and net IRR, as well as the unreturned drawn capital plus accrued preferred return amount and multiple of drawn capital. The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of September 30, 2016, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) amount shown for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(16)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 8.4%. The combined net IRR for Class A and Class B interests was 9.5%.

(17)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(18)
In the third quarter of 2016, the investment period for Oaktree Emerging Market Opportunities Fund was extended for a one year period until September 2017. However, management fees stepped down to the post-investment period basis effective October 1, 2016.

(19)
This includes our closed-end Senior Loan funds, Oaktree Asia Special Situations Fund, OCM Asia Principal Opportunities Fund, CLOs, a non-Oaktree fund, certain separate accounts, co-investments and certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies.

(20)
This excludes two closed-end funds with management fee-generating AUM aggregating $522 million as of September 30, 2016, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $623 million of management fee-generating AUM.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Sept. 30, 2016	Twelve Months Ended September 30, 2016			Since Inception through September 30, 2016
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	Jan. 1986	$15,938	10.8%	10.2%	12.4%	9.4%	8.8%	8.4%	0.80	0.56
Global High Yield Bonds	Nov. 2010	4,424	11.8	11.2	12.8	7.4	6.9	6.9	1.10	1.05
European High Yield Bonds	May 1999	1,444	11.8	11.3	11.7	8.1	7.6	6.3	0.70	0.43
U.S. Convertibles	Apr. 1987	3,559	6.9	6.4	9.1	9.4	8.9	8.1	0.48	0.35
Non-U.S. Convertibles	Oct. 1994	1,502	4.9	4.4	1.6	8.4	7.9	5.6	0.77	0.40
High Income Convertibles	Aug. 1989	828	11.2	10.3	12.7	11.5	10.6	8.2	1.05	0.59
U.S. Senior Loans	Sept. 2008	1,565	4.9	4.4	5.3	6.0	5.5	5.2	1.06	0.63
European Senior Loans	May 2009	1,491	6.0	5.5	4.9	8.5	8.0	9.3	1.71	1.72
Emerging Markets Equities	Jul. 2011	3,166	18.9	18.0	16.8	(1.5)	(2.3)	(2.0)	(0.08)	(0.11)
Other		231
Total		$34,148

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.
Evergreen Funds

		As of September 30, 2016				Twelve Months Ended September 30, 2016		Since Inception through September 30, 2016
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	Jul. 2012	$3,248	$2,438	$16		9.4%	6.3%	8.3%	5.9%
Value Opportunities	Sept. 2007	1,220	1,158	—	(3)	5.7	3.7	9.1	5.0
Value Equities (4)	May 2012	342	275	1		12.4	7.9	17.7	11.9
Emerging Markets Absolute Return	Apr. 1997	138	118	—	(3)	7.2	5.7	13.0	8.7
			3,989	17
Restructured funds			—	5
Total (2) (5)			$3,989	$22

(1)	Returns represent time-weighted rates of return.

(2)
Includes two closed-end funds with an aggregate $794 million and $522 million of AUM and management fee-generating AUM, respectively. Beginning with the third quarter of 2016, annual performance-based fees have been reflected as incentive income (as opposed to management fees). Such amounts were not material in prior periods.

(3)
As of September 30, 2016, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $129 million for Value Opportunities and $5 million for Emerging Markets Absolute Return.

(4)	Includes performance results of a proprietary fund with an initial capital commitment of $25 million since its inception on May 1, 2012.

(5)
Total excludes certain evergreen separate accounts in our Real Estate Debt, Emerging Markets Opportunities and Emerging Markets Total Return strategies with an aggregate $623 million of management fee-generating AUM as of September 30, 2016.

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
Date: November 4, 2016

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

3.4	Unit Designation, effective November 16, 2015 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2015).

10.1*	Letter Agreement between Oaktree Capital Management, L.P. and Scott Graves dated September 14, 2016.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Management contract or compensatory plan or arrangement.