Form 10-K
period 2016-12-31
Oaktree Capital Group, LLC
filed 2017-03-01
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Class A units of the registrant held by non-affiliates as of June 30, 2016 was approximately $2.6 billion.
As of February 21, 2017, there were 62,994,591 Class A units and 91,547,128 Class B units of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general political, economic and market conditions. The factors listed in the item captioned “Risk Factors” in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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
“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments, and the aggregate par value of collateral assets and principal cash held by our collateralized loan obligation vehicles (“CLOs”). Our AUM amounts include AUM for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics described below may not be directly comparable to the AUM metrics of other investment managers.

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

“consolidated funds” refers to the funds and CLOs that Oaktree is required to consolidate as of the applicable reporting date.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank, David M. Kirchheimer and Sheldon M. Stone.
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

Part I.
Item 1. Business
Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $100.5 billion in assets under management (“AUM”) as of December 31, 2016. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
Our founders were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots we have developed an array of specialized credit- and equity-oriented strategies. As of December 31, 2016, we had 297 investment professionals, including 170 senior investment professionals with an average 19 years of industry experience, who among them possess the investing, research, analytical, legal, trading and other skills, as well as relationships and experience, that are necessary for long-term success in our complex markets. Additionally, our compensation and other personnel practices foster a collaborative culture that facilitates complementary investment strategies benefiting from shared knowledge and insights.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele includes 75 of the 100 largest U.S. pension plans, 38 states in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 350 other non-U.S. institutional investors. Our 25 largest clients participate in an average of four different investment strategies, reflecting the confidence engendered by our consistent firm-wide investment approach. Approximately 14% of our AUM represents high-net-worth individuals or sub-advisory relationships with mutual funds, indicating both the broadening appeal of alternatives to individual investors and our heightened focus on that market.
Since Oaktree’s founding in 1995, our AUM has grown significantly, even as we have distributed $87 billion from our closed-end funds.  Although we limit our AUM when appropriate in order to better position us to generate superior risk-adjusted returns, we have a long-term track record of organically growing our investment strategies, increasing our AUM and expanding our client base. We have raised gross capital of $10 billion or more in each of the last 10 years, including $11.6 billion in 2016. As of December 31, 2016, uncalled capital commitments were $20.8 billion.
As shown in the chart below, our AUM has grown to $100.5 billion as of December 31, 2016 from $35.6 billion a decade earlier.  Over the same period, management fee-generating assets under management (“management fee-generating AUM”) grew from $32.5 billion to $79.8 billion, and incentive-creating assets under management (“incentive-creating AUM”) increased from $12.2 billion to $33.6 billion.

Year-end AUM

We have systematically broadened employee ownership since our founding to help align interests among employees, our clients and other stakeholders, as well as to facilitate a smooth generational transfer of management and ownership. As of December 31, 2016, we had 939 employees, including 272 employee-owners, with offices in 18 cities across 13 countries, of which the largest offices are in Los Angeles (headquarters), London, New York City and Hong Kong.
Structure and Operation of Our Business
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. Our segment revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital, cost basis or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and evergreen funds. Investment income reflects the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in collateralized loan obligation vehicles (“CLOs”) and other companies.
Structure of Funds
Closed-end Funds
Our closed-end funds are typically structured as limited partnerships that have a 10- or 11-year term and have a specified period during which clients can subscribe for limited partnership interests in the fund. Once a client is admitted as a limited partner, that client is required to contribute capital when called by us as the general partner, and generally cannot withdraw its investment. Our closed-end funds have an investment period that generally ranges from three to five years, during which we are permitted to call the committed capital of those funds to make investments. As closed-end funds liquidate their investments, we typically distribute the proceeds to the clients, although during the investment period we have the ability to retain or recall such proceeds to make additional investments. Once we have committed to invest approximately 80% of the capital in a particular fund, we typically raise a new fund in the same strategy, generally ensuring that we always have capital to invest in new opportunities. We may also provide discretionary management services for clients within our closed-end fund strategies through a separate account or through a limited partnership or limited liability company managed by us with the client as the sole limited partner or sole non-managing member (a “fund-of-one”).
Our closed-end funds also include CLOs for which we serve as collateral manager. CLOs are structured finance vehicles in which we make an investment and for which we are entitled to earn management fees. Investors in CLOs are generally unable to redeem their interests until the CLO liquidates, is called or otherwise terminates.
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
Management Fees
We receive management fees monthly or quarterly based on annual fee rates for our investment advisory services. The contractual terms of those management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. However, for certain closed-end funds, management fees during the investment period are calculated based on drawn capital or cost basis. Additionally, for those closed-end funds for which management fees are based on committed capital, we may elect to delay the start of the fund’s investment period and thus its full management fees, in which case we earn management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until we elect to start the fund’s investment period. Our right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, a portion of our management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. In the case of certain open-end and evergreen fund accounts, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate. From time to time, in our sole discretion we may afford certain investors in our funds or clients of separate accounts more favorable economic terms than other investors in the same investment strategy, including with respect to management and performance-based fees, generally based on the aggregate size of commitments of such investor or client, as applicable, to one or more funds or accounts managed by us.
Incentive Income
We have the potential to earn incentive income from closed-end funds, most of which follow the so-called European-style waterfall, whereby we receive incentive income only after the fund first distributes all contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result, we generally receive incentive income, if any, in the latter part of a fund’s life, although earlier in a fund’s term we may receive tax distributions, which we recognize as incentive income, to cover our allocable share of income taxes until we are otherwise entitled to payment of incentive income.
Certain evergreen funds pay annual incentive income equal to 10% to 20% of the year’s profits, subject to either a high-water mark or hurdle rate. The high-water mark refers to the highest historical NAV attributable to a limited partner’s account when either incentive income has been earned or the capital was contributed.
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
Our investments in companies include a one-fifth equity stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), a Southern California-based investment management firm that sought our start-up consulting and financial involvement shortly after its founding in December 2009 by Jeffrey Gundlach and others who had previously worked together for over 20 years.  From first managing assets in April 2010, DoubleLine has grown to over $100 billion in assets under management as of December 31, 2016.  DoubleLine invests across fixed income, equities and commodities through mutual funds, hedge funds and separate accounts.

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
In our investing activities, we adhere to the following fundamental tenets:

•
Focus on Risk-Adjusted Returns.    Our primary goal is not simply to achieve superior investment performance, but to do so with less-than-commensurate risk. We believe that the best long-term records are built more through the avoidance of losses in bad times than the achievement of superior relative returns in good times. It is our overriding belief that, especially in the opportunistic markets in which we work, “if we avoid the losers, the winners will take care of themselves.”

•
Focus on Fundamental Analysis.    We employ a bottom-up approach to investing, based on proprietary, company-specific research. We seek to generate consistent outperformance through superior knowledge of companies and their securities, not from macro-forecasting. We do not believe in the predictive ability required to correctly time markets. However, concern about the market climate may cause us to tilt toward more defensive investments, increase selectivity or act more deliberately. Our 297 investment professionals have developed a deep and thorough understanding of a wide number of companies and industries, providing us with a significant institutional knowledge base.

•
Specialization.    We offer a broad array of specialized investment strategies. We believe this offers the surest path to the results we, and our clients, seek. Clients interested in a single investment strategy can limit themselves to the risk exposure of that particular strategy, while clients interested in more than one investment strategy can combine investments in our funds to achieve their desired mix. Our focus on specific strategies has allowed us to build investment teams with extensive experience and expertise. At the same time, our teams access and leverage each other’s expertise, affording us both the benefits of specialization and the strengths of a larger organization.

Our Asset Classes and Investment Strategies
We manage investments in a number of strategies across six asset classes: Corporate Debt, Convertible Securities, Distressed Debt, Control Investing, Real Estate and Listed Equities. The diversity of our investment strategies allows us to meet a wide range of investor needs suited for different market environments globally and, for certain strategies, targeted regions, while providing us with a long-term diversified revenue base.
Our AUM by asset class and investment strategy as of December 31, 2016 is shown below:

	Strategy Inception			Strategy Inception
		AUM			AUM
		(in millions)			(in millions)
Corporate Debt:			Control Investing:
U.S. High Yield Bonds	1986	$17,292	Special Situations (1)	1994	$5,547
Global High Yield Bonds	2010	4,450	European Principal	2006	5,543
European High Yield Bonds	1999	1,316	Infrastructure Investing (2)	2014	2,762
U.S. Senior Loans	2007	7,735	Power Opportunities	1999	1,775
European Senior Loans	2009	3,048			15,627
European High Yield Bonds and Senior Loans	2016	220	Real Estate:
Strategic Credit	2012	3,281	Real Estate Opportunities	1994	6,557
Mezzanine Finance	2001	1,469	Real Estate Debt	2012	1,475
European Private Debt	2013	659	Real Estate Value-Add	2016	615
Emerging Markets Debt Total Return	2015	441			8,647
		39,911	Listed Equities:
Convertible Securities:			Emerging Markets Equities	2011	3,084
U.S. Convertibles	1987	3,411	Emerging Markets Absolute Return	1997	131
Non-U.S. Convertibles	1994	1,456	Value Equities	2012	371
High Income Convertibles	1989	864	Other		69
		5,731			3,655
Distressed Debt:
Distressed Debt	1988	24,751	Total		$100,504
Value Opportunities	2007	1,272
Emerging Markets Opportunities	2012	910
		26,933

(1)	Effective November 2016, the Global Principal strategy was renamed Special Situations.

(2)	Oaktree acquired the Highstar Capital team in 2014, which represents the inception date of this strategy. Highstar’s inception date was 2000.

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
Our asset classes and investment strategies are described below:
Corporate Debt
High Yield Bonds
We view high yield bond investing as the conscious bearing of risk for potential profit, and we follow a defensive, downside-oriented strategy.  Rather than stretching for higher yields, our primary focus is managing credit risk, avoiding dangerous concentrations and minimizing defaults.  We have been managing high yield bonds for over three decades, starting in January 1986 with U.S. high yield bonds, and over that time our U.S. strategy has experienced an average default rate equal to approximately one-third the market as a whole.  By controlling risk and preserving profits, we seek to outperform our benchmark over full market cycles with less-than-commensurate risk.
We were among the first firms to establish a dedicated European high yield bond strategy, in 1999, when the European high yield bond market was still in its nascent stage.  In recent years, the European high yield bond market has grown significantly, which has allowed us to construct diverse portfolios of bonds issued by credit-worthy companies from a variety of sectors across developed European countries. This strategy is managed by a dedicated team of leveraged-finance specialists in our London office and employs the same investment approach successfully applied by our U.S. High Yield Bond team.
Over the years, many of our U.S. clients invested in our Expanded High Yield Fund, which included an opportunistic allocation to our European High Yield Fund, to enhance performance and increase portfolio diversification.  As a natural extension, in 2010 we established the Global High Yield Bond strategy, a single portfolio approach to investing in the lower-rated, yet credit-worthy performing bonds of North American and European companies. By employing a highly disciplined, credit-intensive research approach to construct a diversified, risk-controlled portfolio, this strategy targets the most attractive risk/return opportunities we identify across the developed world.
Senior Loans
In September 2007, we formed the U.S. Senior Loan strategy to capitalize on the backlog of unsold or “hung” bridge loans held by investment banks near the start of the global financial crisis. As the market environment changed, we expanded the strategy to include investing in senior bank loans. This strategy typically invests in broadly-syndicated, senior-secured loans or other senior, non-investment grade debt. In most instances, these instruments constitute the most senior position in the capital structure of the borrower. We employ a fundamental, bottom-up credit analysis when approaching potential loan investments. We rely on the same downside sensitivities in our models and proprietary credit scoring matrix that have been successfully applied for over three decades by our High Yield Bond team.
In May 2009, we capitalized on our experience in senior loans and European high yield bonds by forming the European Senior Loan strategy to invest in senior secured loans in the growing European bank loan market. The European Senior Loan strategy focuses on the senior-secured debt of issuers in Europe, and a majority of the portfolio consists of floating-rate obligations.
In 2012, we added a new product under the Senior Loan umbrella, Enhanced Income, to create a portfolio of below-investment grade loans using a moderate amount of leverage. Building on our experience in Senior Loans and Enhanced Income, in 2014 we added CLOs to our product offerings, both in the U.S. and Europe. CLOs are securities backed by a diversified pool of below-investment grade loans sold to investors often seeking credit-rated securities or the potential for higher-than-average returns. Both Enhanced Income and our fully-levered CLOs utilize the same investment approach as our Senior Loan strategy.
European High Yield Bonds and Senior Loans
Drawing on over 15 years of experience and expertise in European non-investment grade credits, in 2016 we launched our step-out European High Yield Bond and Senior Loan strategy as a distinct strategy. This strategy employs relative value analysis to construct optimized portfolios of European bonds and loans, focusing on the senior-secured debt of European issuers and companies with significant exposure to Europe, but may opportunistically invest in rated CLO tranches, direct loans/private placements, and stressed loans and bonds. As an absolute return strategy, the European High Yield Bond and Senior Loan strategy seeks to achieve superior risk-adjusted returns over credit cycles through selective investment in high quality borrowers, with an emphasis on income and long-term growth. Our flexibility to actively allocate between both asset classes provides us the opportunity to capitalize on differences in their relative values.
Strategic Credit
In 2012, we introduced Strategic Credit as a step-out from our Distressed Debt strategy, to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high yield bond investors. This strategy seeks to achieve an attractive, unlevered total return by investing in public and private performing debt of stressed U.S. and non-U.S. companies. Typical investments are in high yield bonds and senior loans entailing above average credit risk, loan portfolios, rescue financings and other capital solutions for companies experiencing financial stress.

Mezzanine Finance
In 2001, we established the Mezzanine Finance strategy to capitalize on our expertise in credit analysis after we observed a gap in the availability of mezzanine capital to many attractive companies that were considered too small for the high yield bond market. Our strong relationships with small-cap and mid-cap private equity sponsors constitute a major advantage in our Mezzanine investment process. The strategy targets middle market companies with enterprise values between $150 million and $750 million. We believe this part of the market presents attractive opportunities to help finance leveraged buyouts, recapitalizations, acquisitions and corporate growth. The Mezzanine Finance strategy seeks to earn an attractive current return and achieve long-term capital appreciation without subjecting principal to undue risk.
European Private Debt
We introduced European Private Debt in 2013 to capitalize on opportunities resulting from the decline in European bank lending and our significant industry experience, knowledge and deep relationships across the Continent.  The strategy seeks to achieve attractive, risk-adjusted absolute returns by making primary investments in high-yielding debt or preferred equity of healthy European companies that require liquidity for acquisitions, buyouts of minority investors, debt restructurings, recapitalizations or acquisitions of hard assets.  Our goal is to target a concentrated portfolio of direct loans to middle-market companies resulting from unique proprietary lending opportunities generated by the European Principal Group (the “EPG”).  The strategy invests primarily in industries in which the EPG has existing portfolio companies or experience, with a particular emphasis on capital-intensive sectors where a lack of bank financing has created an opportunity to acquire assets at a significant discount or to extend credit at attractive rates.  Typically we are the sole lender in our direct-lending transactions, and we rarely participate in sponsor-backed transactions or competitive auctions.
Emerging Markets Debt Total Return
As a step-out to our Emerging Markets Opportunities strategy, in 2015 we introduced Emerging Markets Debt Total Return to third-party investors to capitalize on the nascent market of stressed credits falling out of the investment-grade and high yield fixed income emerging markets universe.  This strategy invests primarily in performing emerging market credit, seeking to achieve an attractive total return by taking advantage of market inefficiencies and geopolitical complexities in the emerging markets credit universe.
Convertible Securities
Convertible securities are part debt and part equity. By applying our risk-control investment approach to these securities, we attempt to capture most of the returns of equities in rising markets and to outperform equities in flat or down markets. Our goal is to capture the vast majority of the performance of equities over full market cycles with reduced volatility and/or substantially outperform straight bonds with similar levels of risk. To reduce risk, we broadly diversify and focus on convertibles that provide pronounced downside protection. We manage three convertible securities strategies that focus on different regions and market sections – U.S., non-U.S. and “high income” convertibles. High income, or “busted,” convertibles offer a unique combination of high current yield and yield-to-maturity, plus the potential for significant equity-driven capital appreciation.
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

Value Opportunities
We launched Value Opportunities in 2007 for investors who had expressed interest in a more liquid version of the Distressed Debt strategy. The fund is managed by the Distressed Debt team and invests mainly in distressed debt, stressed debt and other value-oriented investments for which there is a liquid market. Inasmuch as this strategy is intended to be opportunistic, the composition of the portfolio is designed to capitalize on changing market conditions. In general, this strategy employs similar strategies and tactics with regard to distressed investments as the Distressed Debt strategy, but it may be more aggressive and more oriented to short selling and short-term trading (and may make greater use of leverage and derivatives) with respect to its non-distressed investments.
Emerging Markets Opportunities
We launched this strategy in 2012 as an expansion of our Distressed Debt strategy. The Emerging Markets Opportunities strategy targets stressed, distressed and other value-oriented fixed income, hybrid and equity investments in emerging markets. In contrast to developed markets, macroeconomic events, political crises and a misunderstanding among many investors of emerging market complexities give rise to more pronounced disruptions and an enhanced opportunity set for us to take advantage of such opportunities. This strategy is managed by a U.S.-based group that leverages our Distressed Debt team’s experience and expertise, and employs an established, flexible external network of local advisers to enhance deal flow, access local market intelligence and address the intricacies of jurisdictional differences and industry and local regulatory developments.
Control Investing
Special Situations
Our Special Situations strategy makes control-oriented debt and equity investments in middle-market companies that have an element of distress, dislocation or dysfunction and that we perceive to be undervalued. It seeks situations in which we can gain control of, or significant influence over, companies exhibiting such characteristics and then actively manages those businesses in an effort to deliver value as a private equity-like sponsor. The cornerstone of the Special Situations strategy is its flexibility to invest across capital structures, whether by purchasing secondary market debt (“distress-for-control”) or making direct debt or equity investments in distressed businesses. Importantly, the strategy does not require a distressed macro environment to invest successfully, relying instead on “situational” distress that can be uncovered in any industry, sector or individual company at any point in the economic cycle.
European Principal

The European Principal strategy targets control investing opportunities where dislocation or distress enable its funds to secure an attractive purchase price or creation value, and thus the potential for attractive returns.  EPG’s diverse skillset enables the team to target “off-the-run” investment opportunities in which competition is limited, to assess the correlation between a company’s performance and the general economic cycle or specific industry trends, and to develop and implement bespoke operational, legal and financial solutions.  We eschew competitive auctions, preferring instead to work closely with parties which have agreed in principle to the proposed transaction.  This approach can improve information flow, reduce the risk and cost of competition, and translate into a more attractive investment opportunity.  The team uses its local presence in multiple countries, coupled with its deal execution, operational and legal expertise, to craft customized solutions for situations that, in addition to capital, require complex operational or strategic improvements.  Capital-intensive industries are an area of focus because the investment can be at least partially secured by the value of the assets, which creates downside protection and possibly substantial upside returns.  We may also seek to acquire individual assets or smaller pools of assets in a single industry, consolidating them into a larger operating company. These so-called platform investments, which typically are managed by personnel identified by EPG, may benefit from operational, strategic and financial enhancements implemented by our in-house portfolio enhancement teams.
Power Opportunities
Beginning in 1996, our Control Investing strategies made a number of power- and energy-related investments jointly with an independent firm, GFI Energy Ventures (“GFI”), a firm founded in 1995. In 2009, GFI personnel joined us and, starting with Oaktree Power Opportunities Fund III, we became the sole manager of the strategy. The Power Opportunities funds seek to make controlling equity investments in companies providing equipment, software, and services used in the generation, transmission, distribution, marketing, trading, and consumption of electricity, natural gas, and related energy services. The Power Opportunities team is comprised of seasoned energy sector professionals who work to identify key energy industry themes and then invest in companies well-positioned to benefit from such themes. The team then works closely with portfolio companies to strengthen operations, pursue new customers and market opportunities, recruit additional talent, and make complementary acquisitions, among other activities to increase shareholder value. The strategy invests in proven performers and market leaders, not start-up ventures or turnarounds.
Infrastructure Investing
In August 2014, we acquired the Highstar Capital team and certain Highstar entities (collectively “Highstar”) to facilitate the expansion of our Power Opportunities strategy and to help us capitalize on the growing need for private capital to support the renovation, replacement and creation of critical transportation and energy infrastructure. Highstar was founded in 2000 and was an early entrant to infrastructure investing, utilizing operating expertise to implement a value-added strategy to acquire, operate, fix and ultimately sell critical infrastructure assets and businesses, primarily in North America.
Real Estate
Real Estate Opportunities
The Real Estate team targets a diverse range of global opportunities across all areas of this asset class, with an emphasis on debt or equity investments in commercial real estate, corporate real estate, structured finance, commercial non-performing loans, residential real estate and non-U.S. real estate. Investments may include direct property investments; investments in real estate-related corporations; commercial mortgage-backed securities and related securities; residential land, assets and loan pools; small-balance commercial loan pools; and non-U.S. investments. With dedicated real estate professionals in the U.S., Japan, Hong Kong, South Korea and the U.K., the team benefits from Oaktree’s multi-disciplinary strengths and global footprint. The team also occasionally pursues development opportunities with aligned, high-quality partners.
Real Estate Debt
Our management of the Oaktree PPIP Fund, organized pursuant to the U.S. Treasury Department’s program to address troubled real estate-related assets during the global financial crisis, spurred us to offer Real Estate Debt as a successor strategy in 2012. The Real Estate Debt strategy seeks to achieve attractive risk-adjusted returns and produce current income by investing in real estate-related debt that is not anticipated to result in control of the underlying asset. This strategy specializes in debt-driven opportunities similar to that of the Real Estate strategy (e.g., commercial real estate, real estate-related corporate investments, structured finance, commercial non-performing loans, residential real estate and non-U.S. real estate), and invests in commercial mortgage-backed securities, commercial and residential mortgages, mezzanine loans and corporate debt.
Real Estate Value-Add
In 2016, we launched the Real Estate Value-Add strategy as a step-out of the Real Estate Opportunities strategy to expand the reach of our real estate platform through investments that have the potential to provide stable income and attractive risk-adjusted returns, but do not have the requisite distress or total return profile to be a candidate for our Real Estate Opportunities funds. This strategy seeks to achieve superior risk-adjusted returns through investments in high-quality real estate assets with an emphasis on income and long-term growth, and targets commercial real estate assets, with a particular emphasis on office, multifamily, industrial and retail properties. It also considers debt and other income-producing investments on a limited basis.
Listed Equities
Emerging Markets Equities
As a step-out from our Emerging Markets Absolute Return strategy, in 2011 we added the long-only Emerging Markets Equities strategy, which we manage through funds, mutual fund sub-advisory relationships and separate accounts.  This strategy invests on a long-only basis in the equities of emerging market companies in the Asia Pacific region, Latin America, Eastern Europe, the Middle East, Africa and Russia.

Value Equities
We launched this strategy to third-party investors in 2014 as a step-out from our Distressed Debt platform. Similar to our Distressed Debt and Value Opportunities strategies, Value Equities employs a bottom-up, value-oriented investment approach focused on long-term principal appreciation and preservation of capital. This strategy seeks to achieve attractive, risk-adjusted returns by opportunistically assembling and managing an unleveraged, concentrated portfolio of stressed, post-reorganization and value equities that offer asymmetric return profiles across industries, market capitalizations and geographies within developed markets.
Our Investment Performance
Our investment professionals have generated impressive investment performance through multiple market cycles. As of December 31, 2016, our incentive-creating closed-end funds had produced a since-inception aggregate gross IRR of 18.9% on approximately $75 billion of drawn capital. Of the 56 such closed-end funds we manage that commenced before July 1, 2015, 55 had positive net IRRs as of December 31, 2016, an achievement that reflects, among many factors, our practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities.
Information regarding our most significant and longest-managed closed-end funds is shown below, as of or for the periods ended December 31, 2016. Please see “Fund Data” below for more information regarding the performance of our closed-end funds.

	Strategy Inception	Total Drawn Capital	IRR Since Inception		Multiple of Drawn Capital
			Gross	Net
		(in millions)

Distressed Debt	1988	$40,692	22.0%	16.2%	1.7x
Real Estate Opportunities	1994	7,283	15.5	11.9	1.7
Special Situations (1)	1994	10,283	13.3	9.6	1.9
European Principal (2)	2006	5,225	13.7	9.1	1.7
Power Opportunities	1999	2,099	34.7	26.5	2.2
Mezzanine Finance	2001	3,642	13.2	8.9	1.4
Sub-total		69,224
Other funds		18,755
Total		$87,979

(1)
Effective November 2016, the Global Principal strategy was renamed Special Situations. The figures shown include the performance of Oaktree Special Situations Fund, which commenced its investment period in November 2015. Excluding Oaktree Special Situations Fund, the aggregate gross and net IRRs as of December 31, 2016 were 13.3% and 9.5%, respectively.

(2)	All figures are based on the conversion of amounts or cash flows from euros to USD using the December 31, 2016 spot rate of $1.05.

Performance of our open-end funds is in part measured in relation to applicable benchmark returns. Our emphasis on risk control and credit selection has generally led to outperformance in challenging markets and over full market cycles. Information regarding our open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2016. Please see “Fund Data” below for more information regarding the performance of our open-end funds.

	Strategy Inception	AUM	Since Inception
			Annualized Rates of Return			Sharpe Ratio
			Oaktree		Relevant Benchmark (Gross)	Oaktree Gross	Relevant Benchmark (Gross)
			Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$17,292	9.4%	8.8%	8.4%	0.80	0.56
Global High Yield Bonds	2010	4,450	7.5	7.0	6.9	1.13	1.07
European High Yield Bonds	1999	1,316	8.1	7.6	6.3	0.71	0.44
U.S. Convertibles	1987	3,411	9.4	8.8	8.1	0.48	0.36
Non-U.S. Convertibles	1994	1,456	8.4	7.8	5.6	0.78	0.40
High Income Convertibles	1989	864	11.4	10.6	8.2	1.06	0.60
U.S. Senior Loans	2008	1,589	6.2	5.7	5.3	1.11	0.65
European Senior Loans	2009	1,422	8.5	7.9	9.2	1.72	1.73
Emerging Markets Equities	2011	3,084	(1.7)	(2.5)	(2.7)	(0.09)	(0.15)
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
This cross-pollination among our investment groups occurs both formally and informally. For example, representatives of different investment groups often attend each other’s meetings in order to keep abreast of the others’ activities and maintain access to specialized investment expertise. Groups periodically invest jointly, permitting us to make larger or more specialized investments than we could undertake in the absence of such collaboration. Our investment professionals also cooperate informally, consulting one another with respect to existing and proposed investments. Our culture encourages such cooperation, as does the broad Oaktree equity ownership among our investment professionals, which gives them an indirect stake in the success of all of our investment strategies.
We have a shared trading desk in the U.S. for many of our strategies, which provides the benefit of our traders’ deep experience with both performing and distressed securities, facilitates communication among the groups, and allows us to combine trades for larger orders with the preferential access and pricing that sometimes comes with larger orders. Additionally, the scale of our investing activities makes us a significant client of many investment banks, brokers and consultants, and thus helps each group access opportunities that might not be available were it not part of our larger organization. Finally, the scale of our activities has permitted us to create significant shared resources.

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
As of December 31, 2016, our $100.5 billion of AUM was divided by client type and geographic origin as follows:

AUM by Client Type	AUM	%	AUM by Client Location	AUM	%
	(in millions)			(in millions)

Public funds	$23,861	24%	Americas	$71,831	72%
Corporate and corporate pension	23,749	24	Europe, Middle East & Africa	15,568	15
Insurance companies	9,187	9	Asia Pacific	13,105	13
Sub-advisory – mutual funds	8,685	9	Total	$100,504	100%
Sovereign wealth funds	8,351	8
Endowments/foundations	5,716	6
Private – high net worth/family office	5,041	5
Oaktree & affiliates	4,179	4
Fund of funds	3,028	3
Unions	2,038	2
Other	6,669	6
Total	$100,504	100%

Our extensive in-house global Marketing and Client Relations group, consisting of 56 individuals dedicated to relationship management and sales, client service or sales strategy in Europe, the Middle East, Asia/Pacific and the Americas, appropriately reflects the global composition of our client base.  This team is augmented by 46 dedicated marketing support, portfolio analytics and client reporting professionals.
Employees
We strive to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among our employees. We consider our labor relations to be good. As of December 31, 2016, we had 939 employees, categorized as follows:

	All Employees	Employee Owners (1)	Employees Located Outside the U.S.
Investment professionals	297	177	106
Other professionals	488	95	74
Support staff	154	—	40
Total	939	272	220

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

The diagram below depicts our organizational structure as of December 31, 2016.

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
• 13,000 Class A units (0.01% economic interest)(2)
• 91,758,067 Class B units (no economic interest)
• 93.6% combined voting interest
Oaktree Capital Group, LLC
• 63,019,276 Class A units (40.7% economic interest)(2)
• 6.4% voting interest
59.3% economic interest in Oaktree Operating Group (3)
40.7% economic interest in Oaktree Operating Group
Oaktree Holdings, LLC
Oaktree Holdings, Inc.
Oaktree Holdings, Ltd. (Cayman Islands)
Oaktree AIF Holdings, Inc. (4)
Intermediate Holding Companies
Oaktree Capital I, L.P. (5)
Oaktree Capital II, L.P.
Oaktree Investment Holdings, L.P.
Oaktree Capital Management, L.P.
Oaktree Capital Management (Cayman), L.P. (Cayman Islands)
Oaktree AIF Investments, L.P.
Oaktree Operating Group
Oaktree Funds

______________________

(1)
Holds 100% of the Class B units and 0.02% of the Class A units, which together represent 93.6% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives. Oaktree Capital Group Holdings GP, LLC also acts as our manager and in that capacity has the authority to designate all the members of our board of directors for so long as the Oaktree control condition is satisfied.

(2)
The percent economic interest represents the applicable number of Class A units as a percentage of the Oaktree Operating Group units. As of December 31, 2016, there were 154,790,343 Oaktree Operating Group units outstanding.

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
In 2014, we launched our first Oaktree-branded mutual funds, which are subject to the rules and regulations applicable to investment companies under the U.S. Investment Company Act of 1940 (as amended, the “Investment Company Act”). We are required to invest our mutual funds’ assets in accordance with limitations under the Investment Company Act and applicable provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). In addition, we are required to file periodic and annual reports on behalf of the mutual funds with the SEC. Furthermore, advisers to mutual funds have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty.
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
Another of our subsidiaries, Oaktree Capital Management (UK) LLP, is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) as an investment manager in the United Kingdom. The U.K. Financial Services and Markets Act 2000 (“FSMA”) and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, the use and safekeeping of client funds and securities, regulatory capital, recordkeeping, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures. Similarly, we have a number of other non-U.S. subsidiaries that are regulated by the applicable regulators in their respective jurisdictions.
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
Financial and Other Information by Segment
Financial and other information by segment for the years ended December 31, 2016, 2015 and 2014 are set forth in the “Segment Reporting” note in our consolidated financial statements included elsewhere in this annual report.
Available Information
Our website address is www.oaktreecapital.com. Information on our website is not a part of this annual report and is not incorporated by reference herein. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Unitholders—Investor Relations” section of our website and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
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

Closed-end Funds

			As of December 31, 2016
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb	TBD	—	$8,063	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,243	74	35	367	41	1,461	3,161	—	71	1,152	nm	nm	1.4x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	100	100	132	5	5,193	4,966	—	—	6,219	3.7%	0.9%	1.1
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	452	1,314	1,830	2,074	52	—	2,372	6.7	3.7	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	497	1,147	452	438	15	—	428	12.8	10.3	1.5
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,069	4,652	1,924	1,797	144	218	1,627	12.1	8.4	1.5
Special Account A	Nov. 2008	Oct. 2012	253	nm	100	297	466	84	71	42	17	—	28.1	22.7	2.2
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	8,817	17,369	1,292	1,202	1,472	242	—	21.9	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,472	4,637	433	633	81	—	553	10.3	7.6	1.5
OCM Opportunities Fund VI	Jul. 2005	Jul. 2008	1,773	nm	100	1,297	3,051	19	—	249	4	—	11.9	8.8	1.8
OCM Opportunities Fund V	Jun. 2004	Jun. 2007	1,179	nm	100	957	2,104	32	—	180	7	—	18.4	14.1	1.9
Legacy funds (8).	Various	Various	9,543	nm	100	8,205	17,695	53	—	1,113	11	—	24.2	19.3	1.9
													22.0%	16.2%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII (7) (9)	Jan. 2016	Jan. 2020	$2,920	41%	10%	$27	$12	$307	$2,450	$—	$—	$294	nm	nm	1.3x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,083	1,111	2,649	2,037	10	199	2,182	16.9%	11.3%	1.5
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	930	1,597	616	355	56	121	162	17.6	12.9	1.8
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	185	311	138	73	3	15	77	14.7	12.7	1.7
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	395	714	131	91	49	25	—	16.1	11.0	2.0
OCM Real Estate Opportunities Fund III	Sep. 2002	Sep. 2005	707	nm	100	618	1,307	18	—	119	4	—	15.3	11.3	2.0
Legacy funds (8).	Various	Various	1,634	nm	99	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
													15.5%	11.9%
Real Estate Debt
Oaktree Real Estate Debt Fund II (10)	TBD	—	$505	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	58	94	417	318	623	—	14	246	25.9%	19.0%	1.3x
Oaktree PPIP Fund (11) .	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Real Estate Value-Add
Special Account G (7) (10)	Oct. 2016	Oct. 2020	$615	31%	31%	$—	$—	$193	$188	$—	$—	$195	nm	nm	1.0x

European Principal (12)
Oaktree European Principal Fund IV (13)	TBD	—	€936	5%	—%	€(6)	€—	€(6)	€48	€—	€—	€—	n/a	n/a	n/a
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	nm	85	€1,699	€548	€3,900	€2,682	€—	€330	€2,941	20.4%	13.6%	1.7x
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	nm	100	€469	€1,867	€332	€770	€29	€—	€664	9.1	5.1	1.4
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.7%	9.1%

			As of December 31, 2016
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
European Private Debt (12)
Oaktree European Capital Solutions Fund (7) (10)	Dec. 2015	Dec. 2018	€430	54%	43%	€3	€—	€188	€194	€—	€—	€189	nm	nm	1.0x
Oaktree European Dislocation Fund	Oct. 2013	Oct. 2016	€294	nm	57	€34	€140	€76	€97	€—	€5	€56	22.3%	15.9%	1.2
Special Account E	Oct. 2013	Apr. 2015	€379	nm	69	€55	€232	€84	€107	€—	€8	€62	14.3	11.0	1.2
													16.0%	11.6%
Special Situations (14)
Oaktree Special Situations Fund	Nov. 2015	Nov. 2018	$1,223	51%	17%	$66	$67	$207	$1,167	$—	$13	$157	51.0%	24.4%	1.5x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$545	$1,563	$1,568	$1,712	$50	$—	$2,052	8.8%	4.4%	1.4x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	223	398	285	288	21	13	263	11.9	8.3	1.6
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	2,886	4,122	2,092	539	22	541	1,183	12.5	9.0	2.0
OCM Principal Opportunities Fund III	Nov. 2003	Nov. 2008	1,400	nm	100	881	2,205	76	—	167	3	—	13.8	9.5	1.8
Legacy funds (8).	Various	Various	2,301	nm	100	1,840	4,138	3	—	236	1	—	14.5	11.6	1.8
													13.3%	9.5%
Power Opportunities
Oaktree Power Opportunities Fund IV (7)	Nov. 2015	Nov. 2020	$1,106	43%	43%	$7	$1	$483	$1,078	$—	$—	$490	nm	nm	1.1x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	66	408	575	531	412	14	64	304	22.9%	14.2%	1.7
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	nm	53	1,446	1,982	5	—	100	—	—	76.1	58.8	3.8
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	nm	85	251	634	—	—	23	—	—	20.1	13.1	1.8
													34.7%	26.5%
Infrastructure Investing
Oaktree Infrastructure Fund (15)	TBD	—	$409	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Highstar Capital IV (16).	Nov. 2010	Nov. 2016	2,000	nm	100	442	441	2,001	1,317	—	5	2,002	14.8%	8.8%	1.4x

Mezzanine Finance
Oaktree Mezzanine Fund IV (10)	Oct. 2014	Oct. 2019	$852	41%	40%	$35	$27	$347	$331	$—	$5	$340	12.3%	8.5%	1.1x
Oaktree Mezzanine Fund III (17).	Dec. 2009	Dec. 2014	1,592	nm	89	400	1,437	386	378	10	26	348	15.2	10.4 / 8.6	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	529	1,504	132	—	—	—	154	11.3	7.8	1.6
OCM Mezzanine Fund (18).	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.2%	8.9%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund (19)	Sep. 2013	Sep. 2017	$384	65%	65%	$48	$1	$297	$246	$—	$4	$291	12.5%	8.2%	1.2x
Special Account F	Jan. 2014	Jan. 2017	253	74	74	33	—	220	218	—	4	215	11.6	8.3	1.2
									31,957	(12)	1,988	(12)	12.2%	8.9%
							Other (20)		8,399		19
							Total (21)		$40,356		$2,007

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings, if any, outstanding, under a fund-level credit facility where such borrowings were made in lieu of drawing capital from fund investors.

(2)	Represents capital drawn from fund investors divided by committed capital. The aggregate change in drawn capital for the three months ended December 31, 2016 was $2.3 billion.

(3)	Accrued incentives (fund level) exclude Oaktree segment incentive income previously recognized.

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

(6)	Multiple of drawn capital is calculated as drawn capital plus gross income and, if applicable, fee income before fees and expenses divided by drawn capital.

(7)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through December 31, 2016 was less than 18 months.

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

(10)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of December 31, 2016 management fee-generating AUM included only that portion of committed capital that had been drawn.

(11)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(12)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the December 31, 2016 spot rate of $1.05.

(13)
Management fees are based on aggregate contributed capital for the period from the initial investment date until the investment period start date, which includes indebtedness incurred in lieu of drawn capital.

(14)
Effective November 2016, the Global Principal strategy was renamed the Special Situations strategy. The aggregate gross and net IRRs presented for this strategy exclude the performance of Oaktree Special Situations Fund.

(15)	A portion of the $409 million of commitments to Oaktree Infrastructure Fund is subject to certain contingencies.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of December 31, 2016, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) amount shown for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(17)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 8.6%. The combined net IRR for Class A and Class B interests was 9.6%.

(18)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(19)
In the third quarter of 2016, the investment period for Oaktree Emerging Market Opportunities Fund was extended for a one year period until September 2017. However, management fees stepped down to the post-investment period basis effective October 1, 2016.

(20)
This includes our closed-end Senior Loan funds, CLOs, Oaktree European Special Situations Fund, OCM Asia Principal Opportunities Fund, a non-Oaktree fund, certain separate accounts, co-investments and certain evergreen separate accounts in our Real Estate Debt and Emerging Markets Opportunities strategies.

(21)
The total excludes two closed-end funds with management fee-generating AUM aggregating $472 million as of December 31, 2016, which has been included as part of the Strategic Credit strategy within the evergreen funds table, and includes certain evergreen separate accounts in our Real Estate Debt and Emerging Markets Opportunities strategies with an aggregate $334 million of management fee-generating AUM.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Dec. 31, 2016	Year Ended December 31, 2016			Since Inception through December 31, 2016
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$17,289	14.2%	13.6%	17.3%	9.4%	8.8%	8.4%	0.80	0.56
Global High Yield Bonds	2010	4,425	15.5	15.0	16.9	7.5	7.0	6.9	1.13	1.07
European High Yield Bonds	1999	1,316	11.1	10.6	12.5	8.1	7.6	6.3	0.71	0.44
U.S. Convertibles	1987	3,411	8.2	7.6	10.4	9.4	8.8	8.1	0.48	0.36
Non-U.S. Convertibles	1994	1,456	3.7	3.2	0.9	8.4	7.8	5.6	0.78	0.40
High Income Convertibles	1989	863	15.0	14.1	17.8	11.4	10.6	8.2	1.06	0.60
U.S. Senior Loans	2008	1,572	11.5	10.9	9.9	6.2	5.7	5.3	1.11	0.65
European Senior Loans	2009	1,422	6.7	6.2	6.5	8.5	7.9	9.2	1.72	1.73
Emerging Markets Equities	2011	3,060	15.1	14.2	11.2	(1.7)	(2.5)	(2.7)	(0.09)	(0.15)
Other		220
Total		$35,034

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

Evergreen Funds

		As of December 31, 2016				Year Ended December 31, 2016		Since Inception through December 31, 2016
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	2012	$3,281	$2,392	$—	(3)	16.3%	12.8%	8.3%	6.0%
Value Opportunities	2007	1,272	1,207	—	(4)	17.7	15.5	9.5	5.5
Emerging Markets Debt Total Return (5)	2015	441	366	2	(3)	31.3	25.0	15.5	12.1
Value Equities (6)	2012	371	301	—	(3)	29.6	25.7	19.5	14.1
Emerging Markets Absolute Return	1997	131	111	—	(4)	5.8	4.4	12.9	8.7
			4,377	2
Restructured funds			—	5
Total (2) (7)			$4,377	$7

(1)	Returns represent time-weighted rates of return.

(2)
Includes two closed-end funds with an aggregate $799 million and $472 million of AUM and management fee-generating AUM, respectively. Beginning with the third quarter of 2016, annual performance-based fees have been reflected as incentive income (as opposed to management fees). Such amounts were not material in prior periods.

(3)
For the year ended December 31, 2016, segment gross incentive income recognized by Oaktree totaled $19.3 million, $4.8 million and $5.3 million for Strategic Credit, Emerging Markets Debt Total Return and Value Equities, respectively.

(4)
As of December 31, 2016, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $67 million for Value Opportunities and $2 million for Emerging Markets Absolute Return.

(5)	The rates of return reflect the performance of a composite of accounts, including a single account with a December 2014 inception date.

(6)	Includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.

(7)
The total excludes certain evergreen separate accounts in our Real Estate Debt and Emerging Markets Opportunities strategies with an aggregate $334 million of management fee-generating AUM as of December 31, 2016.

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

•	from time to time, we have returned capital from certain of our closed-end funds prior to the end of such funds’ respective investment periods;

•	we intentionally sized certain of our closed-ended funds to be smaller than their predecessors even though we could have raised additional capital; and

•	since our founding we have turned away substantial amounts of capital offered to us for management.
Additionally, we have voluntarily reduced management fee rates or changed the terms of how we assess management fees for certain of our funds or strategies when we deemed it appropriate, even when doing so reduced our short-term revenue, and we may continue to do so in the future. In addition, we have voluntarily decided to assess management fees for certain of our closed-end funds temporarily based on contributed capital or fund NAV, rather than committed capital, and in certain circumstances we may continue to do so in the future. We have made these changes not because they were necessary to raise the capital we wanted, but because we deemed it important to demonstrate to our clients that we were not financially incentivized to raise more capital than appropriate for the opportunity set or to deploy capital for the sake of triggering management fees based on a fund’s total committed capital, as well as to avoid a disproportionate impact on the funds’ net returns. Additionally, we may from time to time afford certain investors in our funds or separate account clients more favorable economic terms than other investors in the same fund or separate account clients within the same or similar investment strategy, including with respect to management fees and performance-based fees. The availability of such terms is generally based on the aggregate size of commitments of such investor or client to one or more funds or accounts managed by us.
Our practice of putting our clients’ interests first and forsaking short-term advantage by, for example, reducing assets under management or management fee or carried interest rates may reduce the profits we could otherwise realize in the short term and adversely affect our business and financial condition and therefore conflict with the short-term interests of our Class A unitholders. In addition, to protect our current clients’ interests, we may not accept all of the capital offered to us, which may damage our relationships and prospects with potential investors in our funds and may reduce the value of our business and therefore conflict with our Class A unitholders’ short-term interests. Our Class A unitholders should understand that in instances in which our clients’ interests diverge from the short-term interests of our Class A unitholders, we intend to act in the interests of our clients. However, it is our fundamental belief that prioritizing our clients’ interests will maximize the long-term value of our business, which, in turn, will benefit our Class A unitholders.

Our business is materially affected by conditions in the global financial markets and economies, and any disruption or deterioration in these conditions could materially reduce our revenues, earnings and cash flow and adversely affect our overall performance, ability to raise or deploy capital, financial prospects and condition and liquidity position.
Our business and the businesses in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, political uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). The detrimental impact to the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 serves as an example of how global market conditions can cause uncertainty and instability for investment management businesses. Concerns over increasing interest rates, particularly short-term rates, sluggish economic expansion in non-U.S. economies, including continued concerns over growth prospects in China and emerging markets, instability in the Chinese stock market, growing debt loads for certain countries, uncertainty in the global regulatory environment, and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, all highlight the fact that economic conditions remain unpredictable. Such unpredictability could create volatility in the debt financing market and could negatively impact our business. Fluctuations in the foreign exchange value of the U.S. dollar could also result in financial market dislocations that could negatively impact deal finance conditions. These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives.
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
Our profitability may also be adversely affected by our fixed costs, such as the base salaries and expenses of our staff, lease payments on our office space, interest payments on our debt, maintenance on our information technology and infrastructure, and the possibility that we would be unable to scale back other costs and otherwise redeploy our resources within a time frame sufficient to match changes in market and economic conditions to take advantage of the opportunities that may be presented by these changes. As a result, we may not be able to adjust our resources to take advantage of new investment opportunities that may be created as a result of specific dislocations in the market.
Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. These include the general economic environment and the number of other investment funds being raised at the same time by our competitors that are focused on the same or similar investment strategies as our funds. Additionally, investors may reduce (or even eliminate) their investment allocations to alternative investments, including closed-ended private funds and hedge funds. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise, and investors in our open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds’ performance, both on a standalone basis and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemptions depends on our funds’ performance. To the extent economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, funds-of-one and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability. Moreover, certain institutional investors are demonstrating a preference to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure commitments from new investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund.
If we were unable to successfully raise capital, it could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
We depend on a number of key personnel, and our ability to retain them and attract additional qualified personnel is critical to our success and our growth prospects.
We depend on the diligence, skill, judgment, reputation and business contacts of our key personnel. Our future success will depend upon our ability to retain our key personnel and our ability to recruit additional qualified personnel. Our key personnel possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and in certain cases have strong relationships with our investors. Therefore, if our key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. Legislation has been proposed in the U.S. Congress to treat portions of carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes. Because we compensate our senior investment professionals in large part by giving them an equity interest in our business or a right to receive carried interest, such legislation could adversely affect our ability to recruit, retain and motivate our current and future senior investment professionals. Please see “—Risks Related to United States Taxation—Our structure involves complex provisions of U.S. federal and international income tax law for which no clear precedent or authority may be available and is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”
We have experienced departures of key investment professionals in the past and will do so in the future. Any of those departures could have a negative impact on our ability to achieve our investment objectives. Indeed, the departure for any reason of any of our most senior professionals, such as Howard Marks or Bruce Karsh, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key person” provisions in the documentation governing certain of our closed-end funds, which would permit the limited partners of those funds to suspend or terminate the funds’ investment periods or withdraw their capital prior to expiration of the applicable lock-up date. Our key person provisions vary by both strategy and fund and, with respect to each strategy and fund, are typically tied to multiple individuals, meaning that it would require the departure of more than one individual to trigger the key person provisions. If key person provisions were triggered for all of our closed-end funds with such provisions, and the investment periods for the closed-end funds were terminated, such terminations would, as of December 31, 2016, result in a $16.7 billion decrease in AUM. As a part of a restructuring in May 2007, our senior employees exchanged their direct or indirect ownership interest in Oaktree Capital Management, LLC, our predecessor company (“OCM”), for a new interest in OCGH that vested over time. Because 100% of these interests have vested, affected employees may be less motivated to remain at Oaktree.
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
Our revenues are highly volatile due to the nature of our business, and we do not expect steady earnings growth, each of which may cause the value of interests in our business to be variable.
Our segment revenues and cash flow are highly volatile, primarily due to the fact that the incentive income we receive from our funds and the investment income we recognize on our corporate investments in funds and companies, which individually and collectively account for a substantial portion of our income, are highly volatile. In the case of our closed-end funds, our incentive income is recognized only when it is fixed or determinable under the Method 1 approach offered by generally accepted accounting principles in the United States (“GAAP”), which typically occurs in a sporadic and unpredictable fashion. For purposes of adjusted net income, incentive income is recognized when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same incentive income is recognized under Method 1. In addition, in the case of our closed-end funds, we are entitled to incentive income (other than tax distributions, which are treated as incentive income) only after all contributed capital and profits representing, typically, an 8% annual preferred return on that capital have been distributed to our funds’ limited partners. In the case of certain evergreen funds, we are generally entitled to receive an annual incentive payment based upon the increase in NAV attributable to or the net profit allocated to a limited partner during a particular calendar year, subject to a high-water mark or a preferred return hurdle. Given that the investments made by our funds may be illiquid or volatile and that our investment results and the pace of realization of our investments will vary from fund to fund and period to period, our incentive income likely will vary materially from year to year.
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
The results of future periods are likely to be materially different as a result of:

•	future growth that does not follow our historical trends;

•	changes in the economic environment, competitive landscape and financial markets;

•	new and additional costs and expenses attributable to our operations, including our operations as a public company, as a mutual fund adviser and as a company within an extensively regulated industry;

•	increases in non-cash compensation charges relating to the vesting of OCGH and Class A units issued after our initial public offering in April 2012; and

•	a provision for corporate income taxes on the income of certain of our Intermediate Holding Companies that are taxed as corporations for U.S. federal income tax purposes.
Our funds depend on investment cycles, and any change in such cycles could have an adverse effect on our investment prospects.
Cyclicality is important to our business. Weak economic environments have tended to afford us our best investment opportunities and our best relative investment performance. For example, the relative performance of our High Yield Bond strategy has typically been strongest in difficult times when default rates are highest, and our Distressed Debt and Control Investing funds have historically found their best investment opportunities during downturns in the economy when credit is not as readily available. Conversely, we tend to realize value from our investments in times of economic expansion, when opportunities to sell investments may be greater. Thus, we depend on the cyclicality of the market in order to sustain our business and generate superior risk-adjusted returns over extended periods. Any prolonged economic expansion or recession could have an adverse impact on certain of our funds and materially affect our ability to deliver superior investment returns for our clients or generate incentive or other income.
Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.
As we have expanded the number and scope of our strategies and distribution channels, including offering our investment products through mutual funds registered under the Investment Company Act, we increasingly confront potential conflicts of interest that we need to manage and resolve. These conflicts take many forms. For example, the investment focus of a number of our funds overlap, meaning that we occasionally confront issues as to how a particular investment opportunity should be allocated. Though we believe we have appropriate means to resolve these conflicts, our judgment on any particular allocation could be challenged, particularly in instances (as is sometimes the case) where the affected funds have different fee structures or our employees have invested more heavily in one fund than another. In certain instances, our funds that are registered under the Investment Company Act may not be able to participate in certain investment opportunities as a result of regulatory restrictions applicable to companies with multiple types of funds with overlapping investment focuses. Additionally, different funds that we manage may invest in different parts of the capital structure of the same company, and thus the interests of two or more funds may be adverse to each other when the company experiences financial distress, undergoes a restructuring or files for bankruptcy. While we have developed general guidelines regarding when two or more funds may invest in different parts of the same company’s capital structure and created a process that we employ to handle such conflicts if they arise, our judgment to permit the investments to occur or our judgment on how to minimize the conflict could be challenged. Another example involves our receipt of material non-public information regarding potential investments. Normally, our receipt of such information restricts all of our investment strategies from trading in the securities of the applicable issuers. Occasionally, one investment group will want to obtain such information, but another will want to remain free to trade the securities of that issuer and will not want to become restricted. In such circumstances, we sometimes have to choose which group’s preference will prevail, or develop information barriers between the groups. In these and other circumstances, we seek to resolve the conflict in good faith and with a view to the best interests of all of our clients, but there can be no assurance that we will make the correct judgment or that our judgment will not be questioned or challenged.
Our compliance and legal groups seek to monitor and manage our actual and potential conflicts of interest. We maintain internal controls and various policies and procedures, including oversight, codes of ethics and conduct, compliance systems and communication tools, to identify, prevent, mitigate or resolve any conflicts of interest that may arise. Our compliance policies and procedures address a variety of regulatory and compliance risks, such as the handling of material non-public information, personal securities trading and the allocation of investment opportunities and expenses. Our compliance and legal groups also monitor information barriers that we may establish on a limited basis from time to time between our different investment groups. Notwithstanding these efforts, it is possible that perceived or actual conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and any mistake could potentially create liability or damage our reputation. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Our investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions, and we expect that competition will increase. Numerous factors serve to increase our competitive risks, some of which are outside of our control:

•
a number of our competitors have more personnel and greater financial, technical, marketing and other resources than we do, and, in the case of some competitors, longer operating histories, more established relationships and/or greater experience;

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
We may find it harder to raise funds, and we may lose investment opportunities in the future, if we do not match or improve on the fees, structures, products and terms offered by competitors to their fund clients. Alternatively, we may experience decreased profitability, rates of return and increased risk of loss if we match or improve on the prices, structures, products and terms offered by competitors. This competitive pressure could adversely affect our ability to make successful investments and limit our ability to raise future funds, either of which would adversely impact our business, revenues, results of operations and cash flow.
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
When any of our funds perform poorly, either by incurring losses or underperforming benchmarks or our competitors, our investment record suffers. Poor investment performance by our funds also adversely affects our incentive income and, all else being equal, may lead to a decline in our AUM, resulting in a reduction of our management fees for certain funds. Moreover, in such circumstances, we may experience losses on our investments of our own capital. If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from our own principal investment in the fund. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise, and investors in our open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds’ performance, both on a standalone basis and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemption levels depends on our funds’ performance.
We may not be able to maintain our current fee structure as a result of industry pressure from clients to reduce fees, which could have an adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure as a result of industry pressure from clients to reduce fees. Although our investment management fees vary among and within asset classes, historically we have competed primarily on the basis of our performance and not on the level of our investment management fees relative to those of our competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry, and we have in certain cases lowered the fees we charge in order to remain competitive. Additionally, we have afforded, and reserve the right in our sole discretion to continue to afford, certain clients more favorable economic terms, including with respect to management fee rates and carried interest rates, in cases where such clients have committed capital to our funds or strategies that in the aggregate exceeds certain threshold amounts. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our current fee rates. We cannot provide any assurance that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or new business could have an adverse effect on our profit margins and results of operations. For more information about our fees please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have experienced significant growth in our operations outside the United States, which may place significant demands on our administrative, operational and financial resources.
In recent years, the scope and relative share of our non-U.S. operations have grown significantly. As of December 31, 2016, we, our affiliates and affiliates of our funds had offices in 14 cities outside the United States, housing over one-fifth of our personnel. This rapid growth has placed and may continue to place significant demands on our business infrastructure. Pursuing investment opportunities outside the United States presents challenges not faced by U.S. investments, such as different legal and tax regimes and currency fluctuations, which require additional resources to address. In addition, in conducting business in these jurisdictions, we are often faced with the challenge of ensuring that our activities are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (“FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing international clients means that we must comply with foreign laws governing the sale of interests in our funds, different investor reporting and information processes and other requirements. As a result of these and other challenges, we are required to continuously develop our systems and infrastructure in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. Moreover, this growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage our expanding international operations effectively or that we will be able to continue to grow this part of our business, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
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
We actively consider the opportunistic expansion of our business, both geographically and into new investment strategies. For example, in recent years we have focused on expanding into products for real estate, senior loans, listed equities, corporate debt, collateralized loan obligations, infrastructure investments, emerging market credits and direct lending. Additionally, we have focused on broadening our distribution channels, including joint ventures and other strategic partnerships, subadvisory and retail and high net worth offerings. For example, in 2014 we launched our first directly advised mutual fund registered under the Investment Company Act. These and other expansion efforts may result in adding personnel and growing investment teams. We may not be successful in any such attempted expansion. Attempts to expand our business involve a number of special risks, including some or all of the following:

•	the diversion of management’s attention from our existing business;

•	the disruption of our existing business;

•	potential conflicts of interest with existing products;

•	entry into markets or lines of business in which we may have limited or no experience;

•	exposure to new market risks;

•	assumption of liabilities in acquired businesses;

•	increased fees and expenses related to outside accounts, tax professionals, legal advisers, consultants and other service providers;

•	increased costs and demands on our operational systems;

•	potential increase in investor concentration; and

•	increased risks associated with U.S. or foreign regulatory requirements or conducting operations in foreign jurisdictions.
Because we continuously evaluate potential new investment strategies, geographic markets and lines of business, we cannot identify all the risks we may face and the potential adverse consequences on us that may result from any attempted expansion.
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
The SEC oversees the activities of our subsidiary Oaktree Capital Management, L.P. as a registered investment adviser under the Advisers Act, and the activities of certain mutual funds registered under the Investment Company Act that are advised or sub-advised by us. In particular, the SEC and its staff have focused on issues relevant to alternative asset management firms in recent years, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against such firms, their principals and their employees. Recently, the SEC has announced that the 2017 examination priorities for the Office of Compliance Inspections and Examinations (“OCIE”) include such items as cybersecurity compliance and controls, how investment advisers are fulfilling their fiduciary duties and managing conflicts of interest with respect to public pension plan investors, and continuing their oversight of private fund advisers, focusing substantially on concerns related to transparency and disclosure practices. Additionally, the CFTC and the NFA oversee the activities of Oaktree Capital Management, L.P. as a registered commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) under the Commodity Exchange Act. The SEC and FINRA oversee the activities of our subsidiary OCM Investments, LLC as a registered broker-dealer. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.
We have and may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. In 2014, we launched our first directly advised mutual funds, which are subject to the rules and regulations applicable to investment companies under the Investment Company Act. We are required to invest our mutual funds’ assets in accordance with limitations under the Investment Company Act and applicable provisions of the Internal Revenue Code of 1986 (the “Code”). In addition, we are required to file periodic and annual reports with the SEC and may also be required to comply with the applicable provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Furthermore, advisers to mutual funds have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty. Additionally, in 2015 an indirect subsidiary of ours registered as an alternative investment fund manager (“AIFM”) in Luxembourg pursuant to the European Union Alternative Investment Fund Managers Directive (the “Directive”). Such registration carries additional legal and compliance costs, as well as additional operating requirements that may also increase costs (for instance, the requirement that funds offered pursuant to the directive retain an independent depository regulated by the EU). These requirements could increase our compliance costs and create the potential for additional liabilities and penalties if we fail to comply with the applicable rules and regulations.
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
Some of our funds invest in businesses that operate in highly regulated industries, including businesses that are regulated by the U.S. Federal Communications Commission, the U.S. Federal Energy Regulatory Commission, U.S. federal and state banking authorities and U.S. state gaming authorities. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements or, absent any applicable exemption, require us or our subsidiaries to comply with registration, reporting or other requirements.

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
As a result of global market disruption as well as highly publicized financial scandals in recent years, regulators and investors have expressed concerns over the integrity of the U.S. financial markets, and the business in which we operate both in and outside the United States will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, in recent years senior officials at the SEC have shown a willingness to pursue even violations that could be viewed as minor on the theory that publicly pursuing smaller matters will reduce the prevalence of larger matters.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, has imposed significant changes on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorization of the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured depository institutions, insured depository institution holding companies and their subsidiaries and affiliates from conducting proprietary trading and investing in or sponsoring certain private equity funds and hedge funds; and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. While we already have one subsidiary registered as an investment adviser subject to SEC examinations and as a CPO and CTA subject to CFTC regulation and another subsidiary registered as a broker-dealer subject to FINRA examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
The Dodd-Frank Act established a ten-member Financial Stability Oversight Council (the “Council”), an interagency body chaired by the Secretary of the Treasury, to identify and manage systemic risk in the financial system and improve interagency cooperation. Under the Dodd-Frank Act, the Council has the authority to review the activities of certain nonbank financial firms engaged in financial activities that are designated as “systemically important,” meaning, among other things, that the distress of the financial firm would threaten the stability of the U.S. economy. To date, the Council has designated four nonbank financial companies for Federal Reserve supervision. While no asset managers have been designated to date, on December 18, 2014, the Council released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities may pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions and resolution, or in other areas. On April 18, 2016, the Council released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. If we were ever designated, it would result in increased regulation of our business, including higher standards on capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.
On December 10, 2013, the Federal Reserve and other federal regulatory agencies issued final rules implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits depository institution holding companies (including foreign banks with U.S. branches, agencies or commercial lending companies and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds and from engaging in certain other proprietary activities. When the Volcker Rule became effective on July 21, 2012, it kicked off a two-year conformance period, which was set to expire on July 21, 2014. However, in conjunction with the release of the final rules on December 10, 2013, the Federal Reserve issued an order granting an industry-wide, one-year extension for all banking entities. As a result, banking entities were required to have wound down, sold, transferred or otherwise conformed their investments and sponsorship activities to the Volcker Rule by July 21, 2015, absent an extension to the conformance period by the Federal Reserve or an exemption for certain “permitted activities.” The Federal Reserve has granted a series of extensions that give banking entities until July 21, 2017 to conform their activities in respect of investments in and relationships with certain funds that were in place prior to the adoption of the Volcker Rule.
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
In addition, pursuant to the Dodd-Frank Act, the SEC and other federal regulatory agencies have issued final rules requiring managers of CLOs to retain at least 5% of the credit risk in each CLO they manage (the “U.S. Risk Retention Rules”). Therefore, the U.S. Risk Retention Rules, which came fully into effect in December 2016, will require us to contribute a minimum level of capital to our CLOs. The U.S. Risk Retention Rules could result in reduced CLO origination activity by us, result in increased investment by us in our CLOs and could adversely affect the market for CLOs more generally, which could adversely affect the performance and prospects for our CLO activity.
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
The results of the recent U.S. elections may create regulatory uncertainty for the financial sector and may adversely affect our business, financial condition and results of operations.
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. On January 20, 2017, Donald Trump became President of the United States. The full scope of President Trump’s short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, capital and risk retention requirements, the Council’s authority and other aspects of the Dodd-Frank Act. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. One pending bill, called the Financial CHOICE Act (the “CHOICE Act”), which is sponsored by Rep. Jeb Hensarling, is being discussed as an avenue for amending the Dodd-Frank Act.
In particular, the CHOICE Act would eliminate the power of the FSOC to designate non-bank financial institutions as systemically important, repeal the Volcker Rule and reform the Consumer Financial Protection Bureau. In addition, the CHOICE Act would allow certain qualifying banking organizations with a satisfactory composite supervisory rating and a non-risk weighted leverage ratio of at least 10% to elect to be exempt from risk-weighted capital ratios, liquidity requirements, and other regulations currently applicable to banking organizations, and would revise the U.S. Risk Retention Rules to remove the risk retention requirement for all asset-backed securitizations other than for certain non-qualifying residential mortgage securitizations. The CHOICE Act would also significantly enhance the SEC’s enforcement capabilities and increase the maximum civil penalties and criminal sanctions under federal securities laws, including under the Investment Company Act and the Advisers Act.
It remains unclear whether the CHOICE Act will be enacted, and if so, whether additional amendments would be added during the legislative process. However, the results of the recent elections have increased the likelihood that the CHOICE Act, or similar financial reform legislation, will be enacted. While it is impossible to determine the full extent of the impact on us or any of the portfolio companies of our funds of any such potential financial reform legislation, or whether any such proposal will become law, any changes in the regulatory framework applicable to our business or the business of the portfolio companies of our funds, including the changes described above, may impose additional costs, require the attention of our senior management or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain non-bank financial service providers vis-à-vis traditional banking organizations.
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
Alternative Investment Fund Managers Directive
The European Union Alternative Investment Fund Managers Directive took effect on July 22, 2013. The Directive applies to (a) AIFMs established in the European Union (the “EU”) that manage EU or non-EU alternative investment funds (“AIFs”), (b) non-EU AIFMs that manage EU AIFs and (c) non-EU AIFMs that market their AIFs to professional investors within the EU. Accordingly, individual EU member states have adopted rules and regulations implementing the Directive into domestic law, and member states are free to impose additional rules that are stricter than the minimum required by the Directive.
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
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. The SEC has also initiated a similar investigation into contracts awarded by sovereign wealth funds. Rule 206(4)-5 under the Advisers Act addresses “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential U.S. state and local government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Additionally, California law requires placement agents (including in certain cases employees of investment managers) who solicit funds from California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System, to register as lobbyists, thereby becoming subject to increased reporting requirements and prohibited from receiving contingent compensation for soliciting investments from California state retirement systems. New York has adopted similar rules. Such investigations may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure by us or by our senior executives or personnel involved in soliciting investment from government entities to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
The derivatives that we or our funds use may subject us to increased risk of loss and may adversely affect our results of operations.
From time to time, we and our funds enter into various derivative instruments including, but not limited to, swaps, options, forwards, futures and options on futures, in order to manage various risks such as risks related to interest rates, foreign-currency exchange rates or exposure to certain equity markets, or for any purposes consistent with our or our funds’ investment objectives and strategies. Generally, a derivative is a financial contract, the value of which depends upon, or is derived from, the value of an underlying asset, reference rate, or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indices and other assets. In the future, we and our funds may enter into additional derivative instruments as part of risk management or in accordance with our investment strategies. Our hedging activity varies in scope based on the level of interest rates or foreign-exchange rate, the type of portfolio investments held and other changing market conditions.
While the judicious use of derivative instruments can be beneficial, such instruments involve risks different from, and, in certain cases, greater than, the risks presented by more traditional investments. Our derivative instruments used for hedging purposes may fail to protect us or our funds from the risks we sought to hedge. In addition, derivatives used for hedging or non-hedging purposes may present various additional market and counterparty-related risks including, but not limited to:

•	derivative instruments can be expensive, particularly during periods of volatility in interest rates, foreign currency and the prices of reference instruments;

•
an imperfect or variable degree of correlation between price movements of the available derivative instruments and the underlying asset, reference rate or index sought to be hedged may prevent us from achieving the intended hedging effect or expose us to the risk of loss;

•	the gain (or loss) on such instruments may not fully offset the corresponding loss (or gain) in the value of the underlying assets in our portfolio;

•	the duration of a hedge may be significantly different than the duration of the underlying liability or asset;

•
typically, investing in a derivative instrument requires the deposit or payment of an initial amount much smaller than the notional or nominal exposure amount from such derivative instrument, potentially magnifying the loss if the relevant market moves against us or our funds;

•	certain derivatives may be illiquid, making them unable to be sold at the desired time or price, so that in volatile markets we may not be able to close out a position without incurring a loss;

•
the credit quality of the counterparty of the hedge may be downgraded to such an extent that it impairs or makes economically unattractive our ability to sell or assign our side of the hedging transaction;

•	the counterparty owing money in a hedging transaction may default on its obligation to pay, see “—Derivative instruments often involve counterparty risks and costs”;

•
the cost of using certain derivative instruments may increase during a period of increased volatility, for instance, with respect to interest rate hedges, during periods of rising and volatile interest rates and, with respect to foreign-currency hedges, during periods of volatile foreign currencies;

•	the value of derivative instruments depends upon the price of the underlying asset, reference rate or index, which may be subject to volatility;

•
actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses;

•	significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange;

•
the derivative instruments used by us may be difficult to value or involve the risk of mispricing or improper valuation, especially where the markets for such derivative instruments are illiquid and/or such derivatives involve complex structures, or where there is imperfect correlation between the value of the derivative instrument and the underlying asset, reference rate or index;

•
derivative contracts could require us to fund cash payments in the future under certain circumstances, including an event of default or other early termination event, or the decision by a counterparty to request margin in the form of securities or other forms of collateral under the terms of the derivative contract and/or under applicable laws; and

•
compared with exchange-traded instruments, the market for OTC derivatives is less liquid and the derivative instruments used by us and our funds may be difficult to value or involve the risk of mispricing or improper valuation, especially where the markets for such derivative instruments are illiquid and/or such derivatives involve complex structures, or where there is imperfect correlation between the value of a derivative instrument and the underlying asset, reference rate or index.

While we or our funds may enter into various derivative instruments for risk management and other purposes in accordance with our investment strategies, the foregoing risks may cause us to have poorer overall investment performance than if we had not entered into any such derivative instruments. Any derivative transactions we or our funds enter into may adversely affect our results of operations, which in turn could adversely affect our cash available for distribution to holders of our units.
Derivative instruments often involve counterparty risks and costs.
We and our funds will be subject to credit risk with respect to counterparties to derivative contracts and other instruments entered into directly by us or our funds or held by special purpose or structured vehicles in which we or our funds may invest from time to time. Counterparty risk is the risk that the other party in a derivative transaction will not fulfill its contractual obligation. Changes in the credit quality of the entities that serve as our or our funds’ counterparties in the derivative transactions will affect the value of our derivative instruments. By entering into derivatives, we or our funds assume the risk that these counterparties could experience financial or other hardships that could jeopardize their continued ability to perform their contractual obligations under the derivative transactions. Furthermore, concentrations of derivatives with any particular counterparty would subject us or our funds to an additional degree of risk with respect to defaults by such counterparty.
If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract with us or our funds due to financial or other difficulties, we or our funds may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceedings. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we or our funds are owed this fair market value upon the termination of the derivative transaction and such claims are uncollateralized or otherwise unsecured, we or our funds will be treated as general creditors of such counterparty, and will have limited claim with respect to the underlying assets. We or our funds may obtain only a limited recovery or may obtain no recovery at all in such circumstances.
Some, but not all, derivatives are required by applicable laws to be cleared, in which case a central clearing counterparty (“CCP”) stands between each buyer and seller and effectively guarantees performance of each derivative contract, to the extent of its available resources for such purpose. As a result, the counterparty risk is now shifted from the parties to the CCP. Even in such case, there can be no assurance that a clearing house, or its members, will ensure the satisfaction of the clearing house’s obligations to our funds. Uncleared derivatives have no protection from any CCP; each party bears the risk that its direct counterparty will default.
Risks relating to uncleared derivatives.
Our and our funds’ counterparty credit exposure will be greatly mitigated if we receive collateral from our counterparties. The U.S. banking agencies and the CFTC have adopted margin requirements for non-cleared swaps that apply to banking entities registered as swap dealers (“SDs”) with the CFTC and non-banking entities registered as SDs with the CFTC, respectively. In addition, the U.S. banking agencies’ margin rules apply to non-cleared security-based swaps entered into by security-based swap dealers (“SBSDs”) that are banking entities. However, the SEC has proposed but not yet adopted final margin rules for SBSDs that are not banking entities. While neither our funds nor any entity through which we execute swaps will be directly subject to these margin requirements, our funds will be indirectly impacted by the margin requirements where the counterparty is an SD or a SBSD as to which uncleared margin rules apply. If any of our funds is classified as a “financial end user” for purposes of these margin rules, beginning on the relevant compliance date, such fund will be required to exchange variation margin (in the form of cash, certain highly liquid securities or gold) on a daily basis with its SD or SBSD counterparties (and, if contractually agreed, with any non-SD or non-SBSD counterparty) to cover the cumulative mark-to-market change in value of the transaction since the last exchange of variation margin.
To the extent that our SD or SBSD (to the extent such SBSD is a banking entity) counterparty collects initial margin from our funds on uncleared swaps and security-based swaps, our funds may request that such counterparty segregate all such initial margin posted by us at an independent, third party custodian or at an affiliate of the SD or SBSD that serves as a custodian. If our funds do not request segregation of such initial margin, the custodian or counterparty may commingle such assets or collateral with the custodian’s or counterparty’s own assets. In addition, even where our funds request segregation of such initial margin, the custodian or counterparty may fail to segregate such assets or collateral properly. In either case, in the event of the bankruptcy or insolvency of any custodian or counterparty, our funds’ assets and collateral may be subject to the conflicting claims of the creditors of the relevant custodian or counterparty, and our funds may be exposed to the risk of a court treating us as a general unsecured creditor of such custodian or counterparty, rather than as the owner of such assets or collateral.
Risks relating to cleared derivatives.
The risks arising from non-cleared derivative transactions differ materially from those entailed in transactions that are cleared through CCPs such as U.S.-registered derivatives clearing organizations. As of the date hereof, the CFTC requires that certain interest-rate swaps and index credit-default swaps be cleared through a CCP (unless an exception or exemption applies), and the CFTC may expand the types of swaps (e.g., certain foreign-currency and commodity swaps) subject to mandatory clearing. While the SEC has adopted rules establishing a framework for determining which security-based swaps will be subject to mandatory clearing, as of the date hereof, no such clearing determination has been issued.
Where we and our funds enter into swaps subject to mandatory clearing, we may be required to clear such swaps at a CCP through a futures commission merchant (“FCM”) acting as clearing broker. We and our funds will have to post initial and variation margin to CCPs through FCMs or broker-dealers (in the U.S.) or other clearing brokers (outside the U.S.), and for swaps cleared at CCPs that are U.S.-registered derivatives clearing organizations, such margin will be held by such CCP and FCMs in segregated accounts under the CFTC rules. Such segregation is intended to protect the margin of swap clearing customers from the claims of other creditors of a CCP or FCM. Furthermore, the CFTC rules implement the so-called “legally segregated, operationally commingled” (“LSOC”) model for the segregation of swap clearing customer collateral on a customer-by-customer basis, which is intended to protect each customer from the default of other customers of the FCM. Under the LSOC model of segregation, any margin posted by a swap clearing customer must be segregated from the FCM’s own property. However, the FCM may hold such customer collateral in a single account for operational convenience. If the FCM then fails to make a margin call to a CCP due to the defaults of one or more swap clearing customers, the CCP will only have access to the collateral of the defaulting swap clearing customers (and not the non-defaulting customers) to cover any losses from such defaults. Such segregation, however, will not protect a clearing customer such as our funds from any operational or fraud risk of a CCP or FCM with respect to the margin posted to the CCP or FCM. In addition, the margin posted to a non-U.S. CCP through a non-U.S. clearing broker may not even be segregated from the property of such CCP and/or clearing broker. As of the date hereof, the SEC has promulgated no final rules for the treatment and protection of customer property, including margin, held by CCPs and broker-dealers.
In addition, where our funds enter into certain swaps subject to mandatory clearing, we may be required to execute such swaps on a registered designated contract market or swap execution facility (collectively, “SEFs”). As of the date hereof, the CFTC requires that certain interest-rate swaps and index credit-default swaps be executed on an SEF, and SEFs may self-certify additional types of interest-rate and index credit-default swaps as subject to this requirement. The SEC has not yet adopted registration rules for security-based SEFs or a mandatory trade execution requirement for security-based swaps. In addition, certain foreign jurisdictions may impose clearing and trade execution requirements that could apply to our funds’ transactions with non-U.S. entities. While our funds will benefit from reduced counterparty credit and operations risk and pricing transparency resulting from these requirements, we will incur additional costs in trading these swaps. While our funds will attempt to execute, clear and settle these swaps through entities we believe to be sound, there can be no assurance that a failure by such an entity will not cause a loss to us.
Illiquidity and credit risk of derivative instruments.
We and our funds may enter into derivative transactions involving privately negotiated off-exchange derivative instruments, including OTC credit-default swaps, total-return swaps and other derivative instruments. There can be no assurance that a liquid secondary market will exist for any particular derivative instrument at any particular time, and we or our funds may not be able to close out a position without incurring a significant amount of loss. OTC derivative instruments, unlike exchange-traded instruments, are not guaranteed by an exchange or clearinghouse, and thus are generally subject to greater credit risks. In addition, we and our funds may not be able to convince our counterparties to consent to an early termination of an OTC derivative contract or may not be able to enter into an offsetting transaction to effectively unwind the transaction. Such OTC derivative contracts generally are not assignable except as permitted contractually or as otherwise agreed between the parties, and, in the absence of such contractual obligation or agreement, a counterparty typically has no obligation to permit assignments. Moreover, even if the counterparty agrees to early termination of one or more OTC derivatives at any time, doing so may subject us or our funds to certain early termination charges.
Regulatory changes could occur and may adversely affect our or our funds’ ability to pursue hedging strategies and/or increase the costs of implementing such strategies.
The enforceability of agreements governing hedging transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. New or amended regulations may be imposed by the CFTC, the SEC, the Federal Reserve, the European Commission or other financial regulators, other governmental or intergovernmental regulatory authorities, or self-regulatory organizations that supervise the financial markets, and could adversely affect us and our funds. In particular, these agencies are empowered to promulgate a variety of new rules pursuant to recently enacted financial reform legislation in the United States. We and our funds also may be adversely affected by changes in the enforcement or interpretation of statutes and rules by these regulatory authorities or self-regulatory organizations.
In addition, the securities and futures markets are subject to comprehensive statutes and regulations. For example, the Dodd-Frank Act could have an adverse effect on our funds’ ability to use derivative instruments. The Dodd-Frank Act is designed to impose stringent regulation on the over-the-counter derivatives market in an attempt to increase transparency and accountability and provides for, among other things, clearing, execution, margin, reporting, recordkeeping, business conduct, documentation, disclosure, position limit, minimum net capital and registration requirements. Although the CFTC has released final rules relating to clearing, execution reporting, risk management, compliance, position limit, anti-fraud, consumer protection, portfolio reconciliation, documentation, recordkeeping, business conduct and margin and registration requirements under the Dodd-Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd-Frank Act’s ultimate impact remains unclear.
New regulations could, among other things, restrict our funds’ ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to our funds) and/or make them less effective. In particular, new margin requirements and capital charges, even when not directly applicable to our funds, may increase the pricing of derivatives transacted by our funds. New exchange trading and trade reporting requirements and position limits may lead to changes in the liquidity of derivative transactions, or higher pricing or reduced liquidity in the derivatives markets, or the reduction of arbitrage opportunities for our funds. Limits or restrictions applicable to the counterparties with which our funds engage in derivative transactions could also limit the ability of our funds in using derivative instruments, affect the pricing or other factors relating to these instruments or may change the availability of certain investments. As a result, our funds may be unable to effectively carry out their investment strategies.
For entities designated by the CFTC or the SEC as SDs, SBSDs, major swap participants or major security-based swap participants, the Dodd-Frank Act imposes substantial regulatory, reporting and compliance requirements. Based on our current use of derivatives, we are not required to register as an SD, SBSD, major swap participant or security-based major swap participant at this time. If we are later designated as an SD, SBSD, major swap participant or major security-based swap participant, our business will be subject to increased regulatory requirements, including registration requirements, additional recordkeeping and reporting obligations, external and internal business conduct standards, position limits monitoring, and capital and margin thresholds, which will in turn increase our compliance cost.

In December 2012, the CFTC issued a final rule requiring certain interest-rate swaps and index-based credit-default swaps to be centrally cleared, which is applicable to all swap counterparties not eligible for certain narrowly-defined exemption or exceptions. Such clearing requirement may affect our and our funds’ ability to negotiate individualized terms and/or may increase the costs of entering into such swap transactions (for example, by increasing collateral or capital requirements). Clearing mandates issued by regulators with respect to other types of swaps could have additional impact on our ability to use derivative instruments as part of our hedging or investment strategies.
Furthermore, on December 15, 2015, the CFTC published a final rule governing margin requirements for uncleared swaps entered into by registered SDs and major swap participants who are not supervised by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), referred to as “covered swap entities.” The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as an average aggregate daily notional amount of uncleared swaps exceeding a certain specified amount, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap; the specified amounts for material swaps exposure differ subject to a phase-in schedule until September 1, 2020, when the average aggregate daily notional amount will thenceforth be $8 billion as calculated from June, July and August of the previous calendar year. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial end-users, regardless of swaps exposure, to post and/or collect (as applicable) “variation margin” in reflection of changes in the mark-to-market value of an uncleared swap since the swap was executed or the last time such margin was exchanged. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015, which apply to registered SDs, major swap participants, SBSDs and major security-based swap participants that are supervised by one or more of the Prudential Regulators. These newly adopted rules on margin requirements for uncleared swaps could limit our or our funds’ available liquidity and use of derivatives, which could have an adverse impact on us or our funds.
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
In addition to U.S. laws and regulations relating to derivatives, certain non‑U.S. regulatory authorities, such as those in the EU, have passed or proposed, or may propose in the future, legislation similar to that imposed by the Dodd‑Frank Act. The regulatory changes in the EU would impact a broad range of counterparties, both outside and within the EU, and are expected to potentially increase the cost of transacting derivatives for us and our funds (particularly with banks and other dealers directly subject to such regulations).
Additionally, in May 2016, the International Swaps and Derivatives Association published the ISDA Resolution Stay Jurisdictional Modular Protocol (“ISDA JMP”), which is aimed at achieving the same policy goals as the ISDA 2015 Universal Resolution Stay Protocol published in November 2015 with respect to the orderly resolution of systemically important financial institutions. The ISDA JMP will enable parties to amend the terms of protocol covered agreements to aid compliance with certain regulatory requirements in various jurisdictions that, in general, require entities subject to those regulatory requirements to obtain from their counterparties a contractual recognition of the application of stays on or overrides of certain termination rights under the home-country special resolution regime (“SRR”) of such regulated entity (“Stay Regulations”). We have adhered to the ISDA JMP, and are bound by its terms. Under the terms of the ISDA JMP, the right of funds and accounts we advise could be substantially and negatively impacted in the event of insolvency or default by one of our financial counterparties.
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. We make investment decisions on behalf of our clients that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligence, breach of fiduciary duty or breach of contract. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties.
Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from third-party allegations that we improperly exercised control or influence over portfolio investments or that we are liable for actions or inactions taken by portfolio companies that such third parties argue we control. In addition, we and our affiliates that are the investment managers and general partners of our funds, our funds themselves and those of our employees who are our, our subsidiaries’ or the funds’ officers and directors are each exposed to the risks of litigation specific to the funds’ investment activities and portfolio companies and, in cases where our funds own controlling interests in public companies, to the risk of shareholder litigation by the public companies’ other shareholders. Moreover, we are exposed to risks of litigation or investigation by investors and regulators relating to our having engaged, or our funds having engaged, in transactions that presented conflicts of interest that were not properly addressed. Please see also “—Extensive regulation in the United States and abroad affects our activities and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations.”
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
Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm. Fraud and other deceptive practices or other misconduct at the portfolio companies of our funds could similarly subject us to liability and reputational damage and also harm our performance.
There have been a number of highly publicized cases involving fraud or other misconduct by individuals in the financial services industry, and there is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our investment management business and our authority over the assets we manage. The violation of any of these obligations or standards by any of our employees or advisors could adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies in which we may invest or to our investors and advisory clients. If our employees improperly use or disclose confidential information, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to prevent this activity may not be effective in all cases. If our employees engage in misconduct, or if they are accused of misconduct, our business and our reputation could be adversely affected.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we or our employees have violated the FCPA, UK anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operations.
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, financial fraud or other deceptive practices at such portfolio companies, or failures by personnel at such portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. Such misconduct might undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of our funds’ investments. In addition, we may face increased risk of such misconduct to the extent our funds’ investment in non-U.S. markets, particularly emerging markets, increases.

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
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an investment management firm, we hold confidential and other price-sensitive information about the portfolio companies of our funds and their potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. For example, the SEC has announced that one of the 2017 examination priorities for the OCIE is on investment firms’ cybersecurity procedures and controls, including testing the implementation of those controls.
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
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum on whether to remain a member state of the EU in which a majority of voters approved an exit from the EU, commonly referred to as “Brexit.” The referendum was non-binding; however, as a result of the referendum, the U.K. government has begun negotiating the terms of the U.K. withdrawal from the EU. Under the process for withdrawing from the EU contemplated in the Treaty on European Union, the U.K. will remain a member state until a withdrawal agreement is entered into or, if earlier (and no extension is agreed), two years following notification of the U.K.’s intention to withdraw from the EU. The U.K. has not formally notified the European Council of its intention to leave, and there is no certainty that the U.K. government will do so, though on February 1, 2017, a majority of the House of Commons voted in favor of the European Union (Notification of Withdrawal) Bill. Instead, the U.K. government may seek to negotiate a bespoke withdrawal right with the agreement of the remaining EU member states. In either case, it is expected that it will take longer than two years before the terms of a withdrawal agreement are negotiated and known. As a consequence, it is likely that the U.K. will remain a member state subject to EU law with privileges to provide services under the single market directives for at least two more years.
The announcement of the referendum result caused significant volatility in global stock markets and currency exchange fluctuations, including a sharp decline in the value of the British pound sterling and the equity prices for U.K.-dependent companies. The long-term effects of Brexit are expected to be far-reaching and will depend on, among other things, any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally, and could continue to contribute to instability in global financial and foreign-exchange markets. Consequently, the investments of our funds denominated in British pounds sterling are subject to increased risks related to these exchange-rate fluctuations, which could produce market declines that could negatively impact our AUM. In addition, the announcement of Brexit and the expected withdrawal of the U.K. from the EU may also adversely affect the values of the investments held by our funds in the U.K. and EU, and our financial condition, results of operations and cash flow could suffer as a result.
Brexit could also have the effect of disrupting the free movement of goods, services and people between the U.K. and the EU. A number of Oaktree’s personnel in the U.K. are EU nationals. Oaktree utilizes passport rights under certain EU directives to perform activities in the U.K. and in other EU member states, such as the Markets in Financial Instruments Directive 2004/39/EC and the Alternative Investment Fund Managers Directive 2011/61/EU. Any disruption to the free movement of goods, services and people between the U.K. and the EU may adversely impact Oaktree’s activities in the U.K. and in other EU member states.
In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Any such new laws and regulations in the U.K. may be difficult and/or costly to implement and could adversely impact our ability to raise capital from investors in the U.K. and the EU, which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition. Furthermore, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, at this time, it is difficult to predict how the U.K. withdrawal from the EU will be implemented and what the economic, tax, fiscal, legal, regulatory and other implications will be for the asset management industry and the broader European and global financial markets generally and for our business and our funds and their investments specifically. However, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial prospects and condition, and cash flow.

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
Our funds make distressed debt investments that involve significant risks and potential additional liabilities.
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
Our funds make investments in companies that are based outside the United States, which exposes us to additional risks not typically associated with investing in companies that are based in the United States.
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
Investments by many of our funds include debt instruments and equity securities of companies that we do not control. These instruments and securities may be acquired by our funds through trading activities or through purchases of securities from the issuer. In addition, our control investing funds may acquire minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, the company in which the investment is made may be subject to complex regulatory requirements, and instances of non-compliance by them may subject us to reputational harm or have other adverse consequences on our business. If any of the foregoing were to occur, the values of the investments held by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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
The markets for debt financing are subject to retrenchment, resulting in more restrictive covenants or other more onerous terms (including posting additional collateral) in order to provide financing, and in some cases lenders may refuse to provide any financing that would have been readily obtained under different credit conditions. In addition, higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investment or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time.  In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. The U.S. Federal Reserve has indicated that it may raise interest rates further in 2017, and any such increase may materially and negatively affect us.
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
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including, but not limited to, changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. Moreover, these hedging arrangements may generate significant transaction costs that reduce the returns generated by our funds.
In addition, derivative transactions expose our funds to liquidity, volatility, counterparty and other risks. Please see “—The derivatives that we or our funds use may subject us to increased risk of loss and may adversely affect our results of operations” above.
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
The market price of our Class A units could decline as a result of sales of a large number of our Class A units in the market or the perception that these sales could occur. As of February 21, 2017, there were 62,991,591 Class A units outstanding, which may be resold immediately in the public market upon the release of any applicable lock-up periods, and, in the case of Class A units held by our affiliates, as that term is defined in Rule 144 under the Securities Act, subject to the applicable volume limitations of Rule 144 unless we register the resale of such units. In addition, certain of our directors and executive officers (which includes our senior executives), other employees and certain other investors hold Oaktree Operating Group units through OCGH and, subject to certain restrictions, including the approval of our board of directors, have the right to exchange (or may be required to exchange) their OCGH units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in accordance with the terms of the exchange agreement. Please see “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” The market price of our Class A units could decline as a result of an exchange, or the perception that an exchange may occur, of a large number of OCGH units for our Class A units. As of February 21, 2017, there were 89,803,877 vested OCGH units outstanding. Such sales or exchanges could also cause the price of our Class A units to fall and make it more difficult for our Class A unitholders to sell their units.
We may issue our Class A units from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Class A units that we issue may in turn be significant. We may also grant registration rights covering Class A units issued in connection with any such acquisitions and investments. In addition, as of February 21, 2017, we may issue 13,855,186 Class A units, OCGH units or any other class or series of units or other ownership interests in us, OCGH or any of our affiliates (“2011 Plan Units”) from time to time under our 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”) as well as 2011 Plan Units that become available under our 2011 Plan pursuant to provisions in the 2011 Plan that automatically increase 2011 Plan Units available for future issuance. The units granted under the 2011 Plan may be subject to vesting and forfeiture provisions. Any vesting terms are set by our board of directors or a committee appointed by our board of directors in their respective discretion. Additional issuances of 2011 Plan Units may dilute the holdings of our existing unitholders, reduce the market price of our Class A units or both.
The market price and trading volume of our Class A units has been and may continue to be volatile, which could result in rapid and substantial losses for our Class A unitholders.
The market price of our Class A units may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A units may fluctuate and cause significant price variations to occur. If the market price of our Class A units declines significantly, Class A unitholders may be unable to sell their Class A units at an attractive price, if at all. The market price of our Class A units may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A units or result in fluctuations in the price or trading volume of our Class A units include:

•	variations in our quarterly operating results or distributions, which may be substantial;

•
our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns;

•	failure to meet analysts’ performance estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A units;

•	additions or departures of key management or investment personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations or announcements relating to these matters;

•	a lack of liquidity in the trading of our Class A units;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market, political and economic conditions.
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
Subject to certain restrictions, including the approval of our board of directors, each holder of units in OCGH has the right to exchange (or may be required to exchange) his or her units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-

prevailing market prices, other consideration of equal value or any combination of the foregoing. The Class A units issued upon such exchanges may generally be resold immediately in the public market upon the release of any applicable lock-up periods, and, in the case of Class A units held by our affiliates, as that term is defined in Rule 144 under the Securities Act, subject to the applicable volume limitations of Rule 144 unless we register the resale of such units. Accordingly, subject to the exchange agreement described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” a substantial number of additional units are expected to be available to be sold in the future by the OCGH unitholders. In addition, we completed the exchange of 12,998,725 OCGH units into an equivalent number of Class A units in November 2015. The exchanged Class A units are subject to a three-year lock-up scheduled to be released in equal quarterly increments, generally two business days after each quarter’s earnings release, which started with the earnings release for the fourth quarter of 2015. This will result in approximately 1.1 million units becoming newly tradable each quarter until November 2018.
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
We intend to distribute substantially all of the excess of our share of distributable earnings, net of income taxes, as determined by our board of directors after taking into account factors it deems relevant, such as, but not limited to, working capital levels, known or anticipated cash needs, business and investment opportunities, general economic and business conditions, our obligations under our debt instruments or other agreements, our compliance with applicable laws, the level and character of taxable income that flows through to our Class A unitholders, the availability and terms of outside financing, the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise, the possible repurchase of OCGH units, providing for future distributions to our Class A and OCGH unitholders, and growing our capital base.
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
While our Class A units and Class B units generally vote together as a single class on the limited matters submitted to a vote of unitholders, including certain amendments of our operating agreement, our operating agreement does not obligate us to hold annual meetings. Accordingly, our Class A unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. In addition, through their control of our Class B units held by OCGH, our senior executives, with a 93.6% voting interest as of February 21, 2017, are able to determine the outcome of any matter that our board of directors does submit to a vote.
Our senior executives’ control of our manager and of the combined voting power of our units and certain provisions of our operating agreement could delay or prevent a change of control.
As of February 21, 2017, our senior executives control 93.6% of the combined voting power of our units through their control of OCGH. In addition, our senior executives have the ability to determine the composition of our board of directors through their control of our manager. Our senior executives are able to appoint and remove our directors and change the size of our board of directors, are able to determine the outcome of all matters requiring unitholder approval, are able to cause or prevent a change of control of our company and can preclude any unsolicited acquisition of our company. In addition, provisions in our operating agreement make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our Class A unitholders. For example, our operating agreement provides that only our board of directors may call meetings and authorizes the issuance of preferred units in us that could be issued by our board of directors to thwart a takeover attempt. The control of our manager and voting power by our senior executives and these provisions of our operating agreement could delay or prevent a change of control and thereby deprive Class A unitholders of an opportunity to receive a premium for their Class A units as part of a sale of our company and might ultimately affect the market price of our Class A units.
Our senior executives hold a small amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a Class A unitholder to successfully challenge a resolution of a conflict of interest by us.
As of February 21, 2017, our senior executives hold approximately 41.6% of the economic interests of the Oaktree Operating Group. Because they hold the vast majority of this economic interest through their ownership in OCGH rather than through their ownership in us, our senior executives may have interests that conflict with those of the holders of Class A units. For example, our senior executives may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the senior executives’ and employees’ tax considerations even where no similar benefit would accrue to us and the Class A unitholders.
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

The declaration and payment of any future distributions is at the sole discretion of our board of directors, and we may at any time modify our approach with respect to the proper metric for determining cash flow available for distribution. Our board of directors will take into account factors it deems relevant, such as, but not limited to, working capital levels, known or anticipated cash needs, business and investment opportunities, general economic and business conditions, our obligations under our debt instruments or other agreements, our compliance with applicable laws, the level and character of taxable income that flows through to our Class A and OCGH unitholders, the availability and terms of outside financing, the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise, the possible repurchase of OCGH units, providing for future distributions to our Class A unitholders, and growing our capital base. Under the Act, we may not make a distribution to a member if, after the distribution, all our liabilities, other than liabilities to members on account of their limited liability company interests and liabilities for which the recourse of creditors is limited to specific property of the limited liability company, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any member who received a distribution and knew at the time of the distribution that the distribution was in violation of the Act would be liable to us for three years for the amount of the distribution. In addition, the Oaktree Operating Group’s cash flow may be insufficient to enable it to make required minimum tax distributions to holders of its units, in which case the Oaktree Operating Group may have to borrow funds or sell assets and thus our liquidity and financial condition could be materially adversely affected. Our operating agreement contains provisions authorizing the issuance of preferred units in us by our board of directors at any time without unitholder approval.
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
The U.S. federal income tax treatment of Class A unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our Class A unitholders should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the United States Treasury (“UST”), frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our Class A units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our Class A units. For example, the U.S. Congress has considered, and President Trump has expressed support for, various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the incentive income) as ordinary income to such partner for U.S. federal income tax purposes. Please see “—The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. federal income tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.”
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
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Code and we are not required to register as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law (please see “—The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. federal income tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.”), we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, our Class A unitholders will be required to take into account their allocable share of our items of income, gain, loss and deduction. Distributions to our Class A unitholders will generally be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in the Class A unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation will generally report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our Class A units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the Class A unitholder’s tax basis in the Class A units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, our Class A unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within their taxable year, regardless of whether or not our Class A unitholders receive cash distributions from us.
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
The U.S. Congress has considered legislation that would have taxed certain income and gains at increased rates and may have precluded us from qualifying as a partnership for U.S. federal income tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.
Over the past several years, a number of legislative and administrative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives that would have, in general, treated income and gains, including gain on sale, attributable to an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. President Trump has expressed support for such legislation. A Class A unitholder’s interest in us, our interest in Oaktree Holdings, LLC and the interests that Oaktree Holdings, LLC holds in entities that are entitled to receive incentive income may have been classified as ISPIs for purposes of this legislation. It is unclear when or whether the U.S. Congress will pass such legislation or what provisions will be included in any final legislation, if enacted.
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
Possible U.S. federal income tax reform could adversely affect us.
President Trump and Republican members of the U.S. House of Representatives have publicly stated that one of their top legislative priorities is significant reform of the Code, including significant changes to taxation of business entities. Proposals by members of Congress have included, among other things, changes to federal tax rates (including reducing the corporate rate and rates for active business income earned through partnerships), limiting interest deductibility, allowing for the expensing of capital expenditures, use of certain border adjustments, the migration from a “worldwide” system of taxation to a territorial system, extending the carryforward of net operating losses and eliminating the deductibility of state and local taxes. While President Trump has expressed his support for a number of these proposals, he has also set forth ideas for tax reform that differ in key ways. There is a substantial lack of clarity regarding both the timing and the details of any such tax reform. The impact of any potential tax reform on our business is uncertain and could be adverse. Prospective investors should consult their own tax advisors regarding potential changes in tax laws.
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
Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions (“FFIs”), are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require these foreign financial institutions to enter into agreements with the IRS and other jurisdictions to obtain and disclose information about certain investors to the IRS. Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries, such as the United Kingdom, have implemented regimes similar to that of FATCA and more than 80 jurisdictions have agreed to implement the Common Reporting Standard issued by the OECD (“CRS”), which requires signatories to exchange information regarding residents’ assets and income. Compliance with such regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
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
We may be liable for adjustments to our tax returns as a result of partnership audit legislation.
Legislation enacted in 2015 significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge.  There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (1) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (2) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and the overall effect of this new legislation on us are uncertain, and common unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Properties
Our principal executive offices are located in leased office space at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. We also lease the space for our offices in New York City, Stamford, Houston, London, Frankfurt, Paris, Beijing, Hong Kong, Shanghai, Seoul, Singapore, Sydney, Tokyo and Dubai. Certain affiliates of our managed funds lease office space in Amsterdam, Luxembourg and Dublin. We do not own any real property. We consider our facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal Actions” in note 16 to our consolidated financial statements included elsewhere in this annual report, which section is incorporated herein by reference.
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
Our Class A units are traded on the NYSE under the symbol “OAK” and began trading on the NYSE on April 12, 2012. The following table sets forth the high and low intra-day sales prices per unit of our Class A units, for the periods indicated, as reported by the NYSE:

	2016		2015
	High	Low	High	Low
First Quarter	$50.15	$38.66	$57.07	$51.09
Second Quarter	49.65	43.72	55.19	51.00
Third Quarter	48.94	41.21	56.54	48.69
Fourth Quarter	43.70	36.95	52.15	45.67
The number of holders of record of our Class A units as of February 21, 2017 was 262. This does not include the number of Class A unitholders that hold units in “street-name” through banks or broker-dealers.
Cash Distribution Policy
We intend to make distributions to our Class A unitholders quarterly, following the respective quarter end. Distributions to our Class A unitholders are funded by our share of the Oaktree Operating Group’s distributions. We use distributable earnings, a non-GAAP performance measure derived from our segment results, to measure our earnings at the Oaktree Operating Group level without the effects of the consolidated funds for purposes of, among other things, assisting in the determination of equity distributions from the Oaktree Operating Group. By excluding the results of our consolidated funds and segment investment income or loss, which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds and companies to us that represents the income or loss component of the distributions and not a return of our capital contributions, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
We intend to distribute substantially all of the excess of our share of distributable earnings, net of income taxes, as determined by our board of directors after taking into account factors it deems relevant, such as, but not limited to, working capital levels; known or anticipated cash needs; business and investment opportunities; general economic and business conditions; our obligations under our debt instruments or other agreements; our compliance with applicable laws; the level and character of taxable income that flows through to our Class A unitholders; the availability and terms of outside financing; the possible repurchase of our Class A units in open market transactions, in privately negotiated transactions or otherwise; the possible repurchase of OCGH units; providing for future distributions to our Class A and OCGH unitholders; and growing our capital base. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. In addition, we are not permitted to make a distribution under Section 18-607 of the Delaware Limited Liability Company Act if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.
The declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time. Please see “Risk Factors—Risks Relating to Our Class A Units—We cannot assure you that our intended quarterly distributions will be paid each quarter or at all.”
Class A unitholders receive their share of these distributions from the Oaktree Operating Group, net of expenses that we and our Intermediate Holding Companies bear directly, such as income taxes or payment obligations under the tax receivable agreement. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. Additionally, DoubleLine’s corporate distributions to us may vary in length of period covered. For example, the quarterly distributions made in the second and fourth quarters typically have covered two and four months of activity, respectively. The distribution amount for any given period is likely to vary materially due to these and other factors.
Certain transactions involving the exchange of OCGH units, including our 2007 Private Offering, 2012 initial public offering, and May 2013, March 2014 and March 2015 follow-on offerings, increase the tax basis of the tangible and intangible assets of the Oaktree Operating Group.  Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that reductions in future quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement will aggregate $321.9 million through 2036. As shown in the table below, we estimate that an aggregate $21.5 million of that total will reduce fiscal year 2017’s four quarterly distributions to Class A unitholders, which will be reflected as adjustments taken in arriving at the cash distribution payable per Class A unit.  Future estimated reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units that result in an increase to such tax bases.  These reductions are in addition to reductions for income taxes and other expenses that Oaktree or its Intermediate Holding Companies bear directly. The November 2015 exchange of OCGH units did not result in an increase in the tax basis of the tangible and intangible assets of the Oaktree Operating Group and, therefore, did not result in an increase to the tax receivable agreement liability. Please see notes 12 and 15 to our consolidated financial statements included elsewhere in this annual report for more information regarding historical distributions per Class A unit and the tax receivable agreement.

		Future Estimated Reductions Associated With the Tax Receivable Agreement
Transactions	Fiscal Year 2016 Reductions (1)	Total Future Aggregate Reductions	Fiscal Year 2017 Reductions (1)	Reductions Through Fiscal Year
	($ in millions)
2007 Private Offering	$3.8	$32.1	$4.0	2029
Initial public offering	4.4	66.3	4.5	2033
May 2013 Offering	5.5	93.0	5.6	2034
March 2014 Offering	3.9	70.6	4.0	2035
March 2015 Offering	2.9	59.9	3.4	2036
Total	$20.5	$321.9	$21.5

(1)	This column represents reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement attributable to the applicable fiscal year.

Set forth below are the distributions per Class A unit that were paid on the indicated payment dates to the holders of record as of a date that was two to five business days prior to the payment date.

Payment Date	Applicable to Quarterly Period Ended	Distribution per Unit
February 24, 2017	December 31, 2016	$0.63
November 14, 2016	September 30, 2016	0.65
August 12, 2016	June 30, 2016	0.58
May 13, 2016	March 31, 2016	0.55
Total fiscal year 2016		$2.41

February 26, 2016	December 31, 2015	$0.47
November 12, 2015	September 30, 2015	0.40
August 13, 2015	June 30, 2015	0.50
May 14, 2015	March 31, 2015	0.64
Total fiscal year 2015		$2.01

February 25, 2015	December 31, 2014	$0.56
November 13, 2014	September 30, 2014	0.62
August 14, 2014	June 30, 2014	0.55
May 15, 2014	March 31, 2014	0.98
Total fiscal year 2014		$2.71
Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2016
None.

Item 6. Selected Financial Data
The following sets forth selected historical consolidated financial and other data of Oaktree Capital Group, LLC as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The following data should be read together with “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this annual report.
We derived the selected historical financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 from our audited consolidated financial statements. The audited consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 and the consolidated statements of financial condition as of December 31, 2016 and 2015 are included elsewhere in this annual report. The audited consolidated statements of operations and financial condition for all other periods are not included in this annual report. The selected historical financial data are not necessarily indicative of the expected future operating results of Oaktree.

	As of or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per unit data or as otherwise indicated)
Consolidated Statements of Operations Data: (1)
Total revenues	$1,125,746	$201,905	$193,894	$194,922	$144,983
Total expenses	(789,336)	(940,908)	(947,477)	(1,107,062)	(790,603)
Total other income (loss)	272,212	(776,410)	2,947,671	7,149,104	7,348,895
Income (loss) before income taxes	608,622	(1,515,413)	2,194,088	6,236,964	6,703,275
Income taxes	(42,519)	(17,549)	(18,536)	(26,232)	(30,858)
Net income (loss)	566,103	(1,532,962)	2,175,552	6,210,732	6,672,417
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(22,921)	1,809,683	(1,649,890)	(5,163,939)	(6,016,342)
Net income attributable to non-controlling interests in consolidated subsidiaries	(348,477)	(205,372)	(399,379)	(824,795)	(548,265)
Net income attributable to OCG	$194,705	$71,349	$126,283	$221,998	$107,810
Distributions declared per Class A unit	$2.25	$2.10	$3.15	$4.71	$2.31
Net income per Class A unit	$3.11	$1.45	$2.97	$6.35	$3.83
Weighted average number of Class A units outstanding	62,565	49,324	42,582	34,979	28,170

(1)
In the first quarter of 2016, Oaktree adopted the new consolidation and collateralized financing entity guidance under the modified retrospective approach. The modified retrospective approach did not require prior periods to be recast. The adoption resulted in the deconsolidation of substantially all of Oaktree’s investment funds.

	As of or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except as otherwise indicated)
Consolidated Statements of Financial Condition Data: (1)
Total assets	$7,649,110	$51,762,731	$53,320,716	$45,243,708	$43,858,921
Debt obligations	4,284,063	9,619,455	7,133,041	2,857,099	1,095,727
Non-controlling redeemable interests in consolidated funds	344,047	38,173,125	41,681,155	38,834,831	39,670,831

Segment Statements of Operations: (2)
Management fees	$785,673	$753,805	$762,823	$749,901	$747,440
Incentive income	355,152	263,806	491,402	1,030,195	461,116
Investment income	221,377	48,253	117,662	258,654	202,392
Total segment revenues	1,362,202	1,065,864	1,371,887	2,038,750	1,410,948
Compensation and benefits	(381,937)	(404,442)	(379,360)	(365,306)	(329,741)
Equity-based compensation	(51,759)	(37,978)	(19,705)	(3,828)	(318)
Incentive income compensation	(169,683)	(141,822)	(231,871)	(436,217)	(222,594)
General and administrative	(123,784)	(120,783)	(127,954)	(117,361)	(102,685)
Depreciation and amortization	(12,219)	(10,018)	(7,249)	(7,119)	(7,397)
Total expenses	(739,382)	(715,043)	(766,139)	(929,831)	(662,735)
Interest expense, net of interest income (3)	(31,845)	(35,032)	(30,190)	(28,621)	(31,730)
Other income (expense), net	(8,392)	(3,927)	(2,431)	409	767
Adjusted net income	$582,583	$311,862	$573,127	$1,080,707	$717,250

Segment Statements of Financial Condition Data: (2)
Cash and cash-equivalents	$291,470	$476,046	$405,290	$390,721	$458,191
U.S. Treasury, government agency and time deposit securities	757,578	661,116	655,529	676,600	370,614
Corporate investments	1,480,928	1,434,109	1,515,443	1,197,173	1,115,952
Total assets	3,313,714	3,254,082	3,263,382	2,811,136	2,352,227
Debt obligations	745,897	846,354	845,583	573,473	607,858
Total liabilities	1,445,891	1,572,185	1,544,993	1,120,886	958,334
Total unitholders’ capital	1,867,823	1,681,897	1,718,389	1,690,250	1,393,893
Operating Metrics:
Assets under management (in millions):
Assets under management	$100,504	$97,359	$90,831	$83,605	$77,051
Management fee-generating assets under management	79,767	78,897	78,079	71,950	66,784
Incentive-creating assets under management	33,627	31,923	33,861	32,379	33,989
Uncalled capital commitments (4)	20,755	21,650	10,333	13,169	11,201
Accrued incentives (fund level): (5)
Incentives created (fund level)	784,032	(100,384)	164,370	1,168,836	911,947
Incentives created (fund level), net of associated incentive income compensation expense	320,472	(66,399)	24,228	549,545	493,005
Accrued incentives (fund level)	2,014,097	1,585,217	1,949,407	2,276,439	2,137,798
Accrued incentives (fund level), net of associated incentive income compensation expense	946,542	811,540	999,923	1,235,226	1,282,194

(1)
In the first quarter of 2016, Oaktree adopted the new consolidation and collateralized financing entity guidance under the modified retrospective approach. The modified retrospective approach did not require prior periods to be recast. The adoption resulted in the deconsolidation of substantially all of Oaktree’s investment funds.

(2)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining adjusted net income do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, adjusted net income excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from OCGH equity value units that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Moreover, third-party placement costs associated with closed-end funds under GAAP are expensed as incurred, but for adjusted net income are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream. Gains and losses resulting from foreign-currency transactions and hedging activities under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for adjusted net income unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for adjusted net income, foreign-currency transaction gains and losses are included in other income (expense), net. Incentive income and incentive income compensation expense are included in adjusted net income when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in adjusted net income when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. Adjusted net income is calculated at the Operating Group level. For additional information regarding these reconciling adjustments, as well as reconciliations of segment total assets to consolidated total assets, please see the “Segment Reporting” note to our consolidated financial statements included elsewhere in this annual report.

(3)	Interest income was $6.6 million, $5.1 million, $3.6 million, $3.2 million and $2.6 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(4)
Uncalled capital commitments represent undrawn capital commitments by partners (including Oaktree as general partner) of our closed-end funds in their investment periods and certain evergreen funds. If a fund distributes capital during its investment period, that capital is typically subject to possible recall, in which case it is included in uncalled capital commitments.

(5)
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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $100.5 billion in AUM as of December 31, 2016. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele includes 75 of the 100 largest U.S. pension plans, 38 states in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, 16 sovereign wealth funds, and over 350 other non-U.S. institutional investors. As measured by AUM, over 40% of our clients are invested in two or three different investment strategies, and over 35% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
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
Most major financial markets gained in 2016, as the world economy, led by the U.S., continued its long and uneven recovery from the Global Financial Crisis. The November U.S. election of President Donald Trump, coupled with the Republican Party’s control of both the U.S. Senate and House of Representatives, created expectations of fiscal stimulus and other actions considered by many as likely catalysts for increased economic growth. During 2016 the S&P 500 Index and Russell 2000 Index returned 12.0% and 21.3%, respectively. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, advanced 5.0% for the year. European equities, as measured by the MSCI Europe Index, gained 0.2%, while emerging market equities rose 11.6%, as measured by the MSCI Emerging Markets Index. U.S. high yield bonds, as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index, gained 17.3%, and emerging market bonds rose 16.1%, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI) High Yield. The 10-year U.S. Treasury yield finished 2016 at 2.45%, barely up from 2.27% at the beginning of the year, but 85 basis points higher for the fourth quarter, reflecting heightened growth expectations following the November election and the U.S. Federal Reserve’s decision in December to increase short-term interest rates by 25 basis points.
Against this backdrop, our incentive-creating closed-end funds delivered an overall blended gross return for the year of 14.5%. As of December 31, 2016, our AUM was $100.5 billion and management fee-generating AUM was $79.8 billion. Company-wide gross capital raised in 2016 was $11.6 billion, and uncalled capital commitments at year-end were $20.8 billion. Of these commitments, $13.5 billion were not yet generating management fees (so-called “shadow AUM”).  The largest portion of the shadow AUM, at $8.0 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital until sometime in 2018.  Additionally, we currently expect that the remaining $5.5 billion of shadow AUM will start generating management fees on a very gradual basis.
Business Combinations
In August 2014, we completed the acquisition of Highstar, an investment management firm founded in 2000, which specializes in U.S. energy infrastructure, waste management and transportation. Effective August 2014, we consolidated the financial position and results of operations of the controlled Highstar entities, and accounted for this transaction as a business combination. Please see note 3 to our consolidated financial statements included elsewhere in this annual report.
Understanding Our Results—Consolidation of Oaktree Funds
In February 2015, the Financial Accounting Standards Board (“FASB”) amended its consolidation guidance, which changed the way a reporting entity should evaluate limited partnerships and similar entities for consolidation, how a decision maker’s fees affect the consolidation analysis, and how interests held by related parties affect the consolidation analysis. We adopted this guidance as of January 1, 2016 under the modified retrospective approach, which did not require prior periods to be recast. In connection with the adoption, we reevaluated all of our investment vehicles and other legal entities for consolidation and, as of January 1, 2016, deconsolidated substantially all of our previously consolidated investment funds because those funds, which had previously been evaluated as voting interest entities, became variable interest entities (“VIEs”) under the new consolidation guidance. We are not the primary beneficiary of these VIEs because our fee arrangements are not deemed to be variable interests, and we do not hold any other interests in those funds that are considered to be more than insignificant. The deconsolidation resulted in a reduction in total consolidated assets, liabilities, non-controlling redeemable interests in consolidated funds and unitholders' capital as of January 1, 2016 of $45.7 billion, $7.6 billion, $38.0 billion and $90.6 million, respectively. There was no impact on retained earnings or net income attributable to us. Please see note 2 to our consolidated financial statements included elsewhere in this annual report for more information.
Investment vehicles in which we have a significant investment, such as CLOs and certain Oaktree funds, remain consolidated under GAAP (“consolidated funds”). When a CLO or fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those consolidated funds, which are held by third-party investors, are reflected as debt obligations of CLOs or non-controlling interests in consolidated funds in the consolidated financial statements. All of the revenues earned by us as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to us.
Management makes operating decisions and assesses business performance based on financial and operating metrics and data that are presented without the consolidation of any funds. Note 20 to our consolidated financial statements included elsewhere in this annual report includes information regarding our segment on a stand-alone basis. For a more detailed discussion of the factors that affect the results of operations of our segment, please see “—Segment Analysis” below.

Revenues
Our business generates three types of segment revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. We also have the opportunity to earn incentive income from most of our closed-end and evergreen funds. Our closed-end funds generally provide that we receive incentive income only after our investors receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third segment revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies.
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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, OCGH equity value units (“EVUs”) and deferred equity units. Our GAAP-basis statements of operations include equity-based compensation expense for units granted both before and after our initial public offering. Our segment measure of adjusted net income differs from GAAP because it (a) excludes equity-based compensation expense for units granted before our initial public offering and (b) reflects EVUs that are classified as liability awards in our GAAP-basis statements of operations as equity-classified awards (please see “—Segment and Operating Metrics—Adjusted Net Income” below).
As of December 31, 2016, there was $146.8 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 3.8 years. As of December 31, 2016, there was $127.6 million of unrecognized compensation expense for segment reporting purposes, with the difference versus the GAAP-basis figure primarily representing unit grants made before our initial public offering.  The $127.6 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 3.7 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards related to 2016, which we expect to issue in the first quarter of 2017, and possible modifications to award terms or changes in estimated forfeiture rates.

The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through December 2016	$45.2	$32.6	$24.0	$7.7	$5.3	$12.8	$127.6
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
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, business process outsourcing, foreign-exchange activity, insurance, changes in the contingent consideration liability, and other general items related directly to the Company’s operations. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes segment results and other items solely attributable to the Company; and

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by related parties or third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A and OCGH units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 12 to our consolidated financial statements included elsewhere in this annual report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

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
Adjusted Net Income
Our chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Moreover, third-party placement costs associated with closed-end funds under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream. Gains and losses resulting from foreign-currency transactions and hedging activities under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for ANI, foreign-currency transaction gains and losses are included in other income (expense), net. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and the inclusion of non-cash equity-based compensation expense related to unit grants made after our initial public offering will likely make our calculation of ANI not directly comparable to economic net income or other similarly named measures utilized by other asset managers.
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

Consolidated Results of Operations
The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
Consolidated Statements of Operations:	2016	2015	2014
	(in thousands)
Revenues:
Management fees	$774,587	$195,308	$192,055
Incentive income	351,159	6,597	1,839
Total revenues	1,125,746	201,905	193,894
Expenses:
Compensation and benefits	(389,892)	(416,907)	(388,512)
Equity-based compensation	(63,724)	(54,381)	(41,395)
Incentive income compensation	(168,276)	(160,831)	(221,194)
Total compensation and benefits expense	(621,892)	(632,119)	(651,101)
General and administrative	(145,430)	(110,677)	(99,835)
Depreciation and amortization	(16,222)	(14,022)	(8,003)
Consolidated fund expenses	(5,792)	(184,090)	(188,538)
Total expenses	(789,336)	(940,908)	(947,477)
Other income (loss):
Interest expense	(120,610)	(216,799)	(129,942)
Interest and dividend income	165,066	1,958,802	1,902,576
Net realized gain on consolidated funds’ investments	27,593	1,177,150	2,131,584
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(12,453)	(3,767,527)	(993,260)
Investment income	199,126	51,958	33,695
Other income (expense), net	13,490	20,006	3,018
Total other income (loss)	272,212	(776,410)	2,947,671
Income (loss) before income taxes	608,622	(1,515,413)	2,194,088
Income taxes	(42,519)	(17,549)	(18,536)
Net income (loss)	566,103	(1,532,962)	2,175,552
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(22,921)	1,809,683	(1,649,890)
Net income attributable to non-controlling interests in consolidated subsidiaries	(348,477)	(205,372)	(399,379)
Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues
Management Fees
Management fees increased $579.3 million, to $774.6 million for the year ended December 31, 2016, from $195.3 million for the year ended December 31, 2015. The increase reflected the deconsolidation of substantially all of Oaktree’s investment funds effective the first quarter of 2016.
Incentive Income
Incentive income increased $344.6 million, to $351.2 million for the year ended December 31, 2016, from $6.6 million for the year ended December 31, 2015, reflecting the impact of deconsolidation.

Expenses
Compensation and Benefits
Compensation and benefits expense decreased $27.0 million, or 6.5%, to $389.9 million for the year ended December 31, 2016, from $416.9 million for the year ended December 31, 2015, primarily reflecting an overall shift in compensation mix from cash to equity.
Equity-based Compensation
Equity-based compensation expense increased $9.3 million, or 17.1%, to $63.7 million for the year ended December 31, 2016, from $54.4 million for the year ended December 31, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our initial public offering, coupled with an overall shift in compensation mix from cash to equity.
Incentive Income Compensation
Incentive income compensation expense increased $7.5 million, or 4.7%, to $168.3 million for the year ended December 31, 2016, from $160.8 million for the year ended December 31, 2015. The percentage increase in incentive income compensation expense was smaller than the corresponding increase of 34.6% in segment incentive income, as a result of timing differences between the recognition of segment incentive income and incentive income compensation expense, as well as differences in the applicable funds’ compensation percentages. Additionally, 2015 included catch-up tax amounts related to incentive interests previously awarded to certain investment professionals.
General and Administrative
General and administrative expense increased $34.7 million, or 31.3%, to $145.4 million for the year ended December 31, 2016, from $110.7 million for the year ended December 31, 2015. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $1.0 million, or 0.8%, to $133.8 million from $132.8 million.
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 15.7%, to $16.2 million for the year ended December 31, 2016, from $14.0 million for the year ended December 31, 2015, primarily reflecting leasehold improvements associated with office space expansion.
Consolidated Fund Expenses
Consolidated fund expenses decreased $178.3 million, or 96.8%, to $5.8 million for the year ended December 31, 2016, from $184.1 million for the year ended December 31, 2015, reflecting the impact of deconsolidation.
Other Income (Loss)
Interest Expense
Interest expense decreased $96.2 million, or 44.4%, to $120.6 million for the year ended December 31, 2016, from $216.8 million for the year ended December 31, 2015, reflecting the impact of deconsolidation.
Interest and Dividend Income
Interest and dividend income decreased $1,793.7 million, or 91.6%, to $165.1 million for the year ended December 31, 2016, from $1,958.8 million for the year ended December 31, 2015, reflecting the impact of deconsolidation.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $1,149.6 million, to a net gain of $27.6 million for the year ended December 31, 2016, from $1,177.2 million for the year ended December 31, 2015, reflecting our funds’ performance, as well as the impact of deconsolidation.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $3,755.0 million, to a net loss of $12.5 million for the year ended December 31, 2016, from $3,767.5 million for the year ended December 31, 2015, primarily reflecting the impact of deconsolidation.
Investment Income
Investment income increased $147.1 million, to $199.1 million for the year ended December 31, 2016, from $52.0 million for the year ended December 31, 2015, primarily reflecting the impact of deconsolidation. DoubleLine accounted for investment income of $66.1 million and $55.0 million in 2016 and 2015, respectively, of which performance fees accounted for $4.7 million and $4.3 million, respectively.
Other Income (Expense), Net
Other income (expense), net decreased $6.5 million, or 32.5%, to income of $13.5 million for the year ended December 31, 2016, from $20.0 million for the year ended December 31, 2015. The 2016 and 2015 years, respectively, included $21.1 million and $23.6 million of income received for contractually reimbursable costs associated with the Highstar acquisition, and $3.2 million and $3.6 million of net losses associated with non-operating corporate activities. Additionally, 2016 included a $4.4 million impairment charge on our corporate aircraft.
Income Taxes
Income taxes increased $25.0 million, to $42.5 million for the year ended December 31, 2016, from $17.5 million for the year ended December 31, 2015, primarily reflecting higher pre-tax income attributable to Class A unitholders. The effective tax rate applicable to Class A unitholders for both 2016 and 2015 was 17%.  We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $1,832.6 million, to income of $22.9 million for the year ended December 31, 2016, from a loss of $1,809.7 million for the year ended December 31, 2015. The increase was primarily driven by our funds’ performance in each period, as well as the impact of deconsolidation. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $123.4 million, to $194.7 million for the year ended December 31, 2016, from $71.3 million for the year ended December 31, 2015. The increase was primarily attributable to higher segment profits, as well as a larger allocation of income to OCG resulting from an increase in the average number of Class A units outstanding.
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

Expenses
Compensation and Benefits
Compensation and benefits expense increased $28.4 million, or 7.3%, to $416.9 million for the year ended December 31, 2015, from $388.5 million for the year ended December 31, 2014, in part reflecting growth in average headcount, including the Highstar acquisition.
Equity-based Compensation
Equity-based compensation expense increased $13.0 million, or 31.4%, to $54.4 million for the year ended December 31, 2015, from $41.4 million for the year ended December 31, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering.
Incentive Income Compensation
Incentive income compensation expense decreased $60.4 million, or 27.3%, to $160.8 million for the year ended December 31, 2015, from $221.2 million for the year ended December 31, 2014. The percentage decrease was smaller than the corresponding decline of 46.3% in segment incentive income, primarily due to timing differences associated with the recognition of segment incentive income and incentive income compensation expense, as well as catch-up tax amounts related to incentive interests awarded to certain investment professionals in 2014.
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
Depreciation and Amortization
Depreciation and amortization expense increased $6.0 million, or 75.0%, to $14.0 million for the year ended December 31, 2015, from $8.0 million. The increase in part reflected amortization of leasehold improvements associated with office space expansion and acquired intangibles from the Highstar acquisition.
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

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments was a loss of $3,767.5 million for the year ended December 31, 2015 and $993.3 million for the year ended December 31, 2014, reflecting the generally stronger financial markets in 2014. The 2015 net loss reflected losses from Distressed Debt, Senior Loan and High Yield Bond funds. The 2014 net loss reflected losses from Distressed Debt funds, partially offset by gains from Real Estate funds.
Investment Income
Investment income increased $18.3 million, or 54.3%, to $52.0 million for the year ended December 31, 2015, from $33.7 million for the year ended December 31, 2014, reflecting higher income of $17.3 million from our investments in companies. DoubleLine accounted for investment income of $55.0 million and $46.9 million in 2015 and 2014, respectively, of which performance fees accounted for $4.3 million and $10.1 million, respectively. The 2015 period included a market-value loss on our minority equity investment in China Cinda Asset Management Co., Ltd.
Other Income, Net
Other income, net increased $17.0 million, to $20.0 million for the year ended December 31, 2015, from $3.0 million for the year ended December 31, 2014. The 2015 period reflected $23.6 million of income received for contractually reimbursable costs associated with the Highstar acquisition, partially offset by losses associated with non-operating corporate activities. The 2014 period reflected $8.3 million of income received for contractually reimbursable costs associated with the Highstar acquisition and $1.5 million of income attributable to proceeds received as part of a 2010 arbitration award, partially offset by a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility, a $2.1 million loss related to the sale of properties received as part of the 2010 arbitration award, and a $1.5 million loss associated with non-operating activities.
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
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $55.0 million, or 43.5%, to $71.3 million for the year ended December 31, 2015, from $126.3 million for the year ended December 31, 2014. The decrease reflected lower segment profits and a larger allocation of income to OCG resulting from an increase in the average number of Class A units outstanding.

Segment Financial Data
The following table presents segment financial data:

	As of or for the Year Ended December 31,
Segment Statements of Operations Data: (1)	2016	2015	2014
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$785,673	$753,805	$762,823
Incentive income	355,152	263,806	491,402
Investment income	221,377	48,253	117,662
Total revenues	1,362,202	1,065,864	1,371,887
Expenses:
Compensation and benefits	(381,937)	(404,442)	(379,360)
Equity-based compensation	(51,759)	(37,978)	(19,705)
Incentive income compensation	(169,683)	(141,822)	(231,871)
General and administrative	(123,784)	(120,783)	(127,954)
Depreciation and amortization	(12,219)	(10,018)	(7,249)
Total expenses	(739,382)	(715,043)	(766,139)
Adjusted net income before interest and other income (expense)	622,820	350,821	605,748
Interest expense, net of interest income (2)	(31,845)	(35,032)	(30,190)
Other income (expense), net	(8,392)	(3,927)	(2,431)
Adjusted net income	$582,583	$311,862	$573,127
Adjusted net income-OCG	$194,844	$79,941	$137,159
Adjusted net income per Class A unit	3.11	1.62	3.22
Distributable earnings	538,420	447,576	606,136
Distributable earnings-OCG	184,225	119,406	145,370
Distributable earnings per Class A unit	2.94	2.42	3.41
Fee-related earnings	267,733	218,562	248,260
Fee-related earnings-OCG	93,740	66,328	59,915
Fee-related earnings per Class A unit	1.50	1.34	1.41
Weighted average number of Operating Group units outstanding	154,687	153,751	152,660
Weighted average number of Class A units outstanding	62,565	49,324	42,582
Operating Metrics:
Assets under management (in millions):
Assets under management	$100,504	$97,359	$90,831
Management fee-generating assets under management	79,767	78,897	78,079
Incentive-creating assets under management	33,627	31,923	33,861
Uncalled capital commitments	20,755	21,650	10,333
Accrued incentives (fund level):
Incentives created (fund level)	784,032	(100,384)	164,370
Incentives created (fund level), net of associated incentive income compensation expense	320,472	(66,399)	24,228
Accrued incentives (fund level)	2,014,097	1,585,217	1,949,407
Accrued incentives (fund level), net of associated incentive income compensation expense	946,542	811,540	999,923

(1)
Our business is comprised of one segment, our investment management segment, which consists of the investment management services that we provide to our clients. The components of revenues and expenses used in determining ANI do not give effect to the consolidation of the funds that we manage. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Moreover, third-party placement costs associated with closed-end funds under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream. Gains and losses resulting from foreign-currency transactions and hedging activities under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for ANI, foreign-currency transaction gains and losses are included in other income (expense), net. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level. For a detailed description of our segment and operating metrics, please see “—Segment and Operating Metrics” above.

(2)	Interest income was $6.6 million, $5.1 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of December 31,
	2016	2015	2014
Assets Under Management:	(in millions)
Closed-end funds	$60,104	$59,430	$48,203
Open-end funds	35,105	33,202	37,452
Evergreen funds	5,295	4,727	5,176
Total	$100,504	$97,359	$90,831

	Year Ended December 31,
	2016	2015	2014
Change in Assets Under Management:	(in millions)
Beginning balance	$97,359	$90,831	$83,605
Closed-end funds:
Capital commitments/other (1)	5,864	17,868	4,172
Acquisition (Highstar)	—	—	2,349
Distributions for a realization event/other (2)	(7,747)	(5,225)	(6,956)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(1,084)	(767)	(315)
Foreign-currency translation	(176)	(706)	(868)
Change in market value (4)	3,754	(522)	2,279
Change in applicable leverage	63	579	857
Open-end funds:
Contributions	5,444	4,919	9,123
Redemptions	(7,048)	(7,260)	(4,415)
Foreign-currency translation	(130)	(422)	(522)
Change in market value (4)	3,637	(1,487)	398
Evergreen funds:
Contributions or new capital commitments	259	349	1,447
Redemptions or distributions/other	(381)	(406)	(273)
Foreign-currency translation	(2)	—	6
Change in market value (4)	692	(392)	(56)
Ending balance	$100,504	$97,359	$90,831

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

Management Fee-generating Assets Under Management

	As of December 31,
	2016	2015	2014
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$7,504	$6,580	$5,255
Other closed-end funds	32,990	35,709	32,017
Open-end funds	35,034	33,135	37,383
Evergreen funds	4,239	3,473	3,424
Total	$79,767	$78,897	$78,079

	Year Ended December 31,
	2016	2015	2014
Change in Management Fee-generating Assets Under Management:	(in millions)
Beginning balance	$78,897	$78,079	$71,950
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	2,125	7,354	1,667
Acquisition (Highstar)	—	—	1,882
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	1,390	1,175	959
Change attributable to funds in liquidation (2)	(4,162)	(2,812)	(3,303)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	(881)	(409)	(169)
Distributions by funds that pay fees based on NAV/other (4)	(636)	(381)	(511)
Foreign-currency translation	(242)	(443)	(662)
Change in market value (5)	427	(294)	29
Change in applicable leverage	184	827	958
Open-end funds:
Contributions	5,395	4,903	9,095
Redemptions	(7,024)	(7,243)	(4,418)
Foreign-currency translation	(130)	(421)	(521)
Change in market value	3,658	(1,487)	397
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	533	760	998
Redemptions or distributions	(413)	(322)	(214)
Change in market value	646	(389)	(58)
Ending balance	$79,767	$78,897	$78,079

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of December 31,
	2016	2015	2014
	(in millions)
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:
Assets under management	$100,504	$97,359	$90,831
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(4,183)	(2,958)	(5,521)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(10,367)	(8,215)	(320)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(3,109)	(4,754)	(4,528)
Oaktree’s general partner investments in management fee-generating funds	(1,822)	(1,357)	(1,231)
Funds that are no longer paying management fees and co-investments that pay no management fees	(1,256)	(1,178)	(1,152)
Management fee-generating assets under management	$79,767	$78,897	$78,079

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.
The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of December 31,
	2016	2015	2014
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.50	1.52	1.54
Open-end funds	0.46	0.48	0.47
Evergreen funds	1.22	1.43	1.53
Overall	0.93	0.99	0.96
Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of December 31, 2016, 2015 and 2014, the portion of incentive-creating AUM generating incentives at the fund level was $21.2 billion, $17.5 billion and $24.3 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of December 31,
	2016	2015	2014
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$30,292	$30,100	$31,743
Evergreen funds	3,335	1,823	2,118
Total	$33,627	$31,923	$33,861

Year Ended December 31, 2016
AUM increased $3.1 billion, or 3.2%, to $100.5 billion as of December 31, 2016, from $97.4 billion as of December 31, 2015. The increase primarily reflected $8.1 billion in aggregate market-value gains and $5.9 billion of capital inflows for closed-end funds, partially offset by $7.7 billion of distributions to closed-end fund investors, $1.6 billion of net outflows from open-end funds and $1.1 billion of uncalled capital commitments for closed-end funds that have entered liquidation. Inflows for closed-end funds included $1.0 billion for Oaktree European Principal Fund IV, $0.8 billion for Oaktree Opportunities Funds X and Xb (“Opps X and Xb”) and $0.8 billion for Oaktree Real Estate Opportunities Fund VII (“ROF VII”). Distributions to closed-end fund investors included $2.6 billion from Real Estate funds, $2.8 billion from Control Investing funds and $1.6 billion from Distressed Debt funds.
Management fee-generating AUM, a forward-looking metric, increased $0.9 billion, or 1.1%, to $79.8 billion as of December 31, 2016, from $78.9 billion as of December 31, 2015. The increase primarily reflected $4.7 billion in aggregate market-value gains, an aggregate $2.1 billion of capital inflows to closed-end funds, principally ROF VII, Opps X and CLOs, and $1.4 billion of drawdowns by closed-end funds for which management fees are based on drawn capital, NAV or cost basis. These increases were largely offset by an aggregate $5.0 billion attributable to closed-end funds in liquidation and $1.6 billion of net outflows from open-end funds.
Incentive-creating AUM increased $1.7 billion, or 5.3%, to $33.6 billion as of December 31, 2016, from $31.9 billion as of December 31, 2015, reflecting an aggregate $8.2 billion in drawdowns or contributions by closed-end and evergreen funds, as well as market-value gains, partially offset by an aggregate decline of $6.5 billion primarily attributable to distributions by closed-end funds.
Year Ended December 31, 2015
AUM increased $6.6 billion, or 7.3%, to $97.4 billion as of December 31, 2015, from $90.8 billion as of December 31, 2014. The increase primarily reflected $18.4 billion of aggregate capital inflows and fee-generating leverage for closed-end funds, partially offset by $5.2 billion of distributions to closed-end fund investors, $2.4 billion in aggregate market-value declines, $2.3 billion of net outflows from open-end funds and $1.1 billion of negative foreign-currency translation.
Management fee-generating AUM, a forward-looking metric, increased $0.8 billion, or 1.0%, to $78.9 billion as of December 31, 2015, from $78.1 billion as of December 31, 2014. The increase reflected an aggregate $6.6 billion increase from the commencement of the investment periods of Power Fund IV and Oaktree Special Situations Fund (“SSF”) in November 2015, and of Opps X and ROF VII as of January 1, 2016, and $2.8 billion of aggregate fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV. These increases were partially offset by $2.8 billion attributable to closed-end funds in liquidation, $2.3 billion of net outflows from open-end funds, $2.2 billion in aggregate market-value declines and $0.9 billion of negative foreign-currency translation.
Incentive-creating AUM decreased $2.0 billion, or 5.9%, to $31.9 billion as of December 31, 2015, from $33.9 billion as of December 31, 2014. The decrease reflected an aggregate $6.0 billion in distributions by closed-end funds, market-value declines and negative foreign-currency translation, partially offset by $4.0 billion in drawdowns by closed-end funds.
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

Incentive-creating AUM increased $1.5 billion, or 4.6%, to $33.9 billion as of December 31, 2014, from $32.4 billion as of December 31, 2013. The increase reflected an aggregate $9.1 billion in drawdowns by closed-end funds, market-value gains and the Highstar acquisition, partially offset by an aggregate $7.5 billion in distributions by closed-end funds and negative foreign-currency translation.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$1,585,217	$1,949,407	$2,276,439
Incentives created (fund level):
Closed-end funds	746,349	(100,633)	163,194
Evergreen funds	37,683	249	1,176
Total incentives created (fund level)	784,032	(100,384)	164,370
Less: segment incentive income recognized by us	(355,152)	(263,806)	(491,402)
Ending balance	$2,014,097	$1,585,217	$1,949,407
Accrued incentives (fund level), net of associated incentive income compensation expense	$946,542	$811,540	$999,923
As of December 31, 2016, 2015 and 2014, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $201.7 million, $292.1 million and $420.7 million, respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2016, $888.6 million, or 94%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 34% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Years Ended December 31, 2016, 2015 and 2014
Incentives created (fund level) was $784.0 million for the year ended December 31, 2016, reflecting $517.0 million of incentives created (fund level) from Control Investing funds, $163.5 million from Distressed Debt funds and $50.1 million from Real Estate funds.
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
Uncalled Capital Commitments
As of December 31, 2016 and 2015, uncalled capital commitments were $20.8 billion and $21.7 billion, respectively. Invested capital during the years ended December 31, 2016 and 2015 aggregated $8.5 billion and $8.1 billion, respectively.

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
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per unit data)
Revenues:
Management fees	$785,673	$753,805	$762,823
Incentive income	355,152	263,806	491,402
Investment income	221,377	48,253	117,662
Total revenues	1,362,202	1,065,864	1,371,887
Expenses:
Compensation and benefits	(381,937)	(404,442)	(379,360)
Equity-based compensation	(51,759)	(37,978)	(19,705)
Incentive income compensation	(169,683)	(141,822)	(231,871)
General and administrative	(123,784)	(120,783)	(127,954)
Depreciation and amortization	(12,219)	(10,018)	(7,249)
Total expenses	(739,382)	(715,043)	(766,139)
Adjusted net income before interest and other income (expense)	622,820	350,821	605,748
Interest expense, net of interest income	(31,845)	(35,032)	(30,190)
Other income (expense), net	(8,392)	(3,927)	(2,431)
Adjusted net income	582,583	311,862	573,127
Adjusted net income attributable to OCGH non-controlling interest	(346,807)	(214,629)	(415,859)
Non-Operating Group expenses	(1,176)	(2,097)	(1,645)
Adjusted net income-OCG before income taxes	234,600	95,136	155,623
Income taxes-OCG	(39,756)	(15,195)	(18,464)
Adjusted net income-OCG	$194,844	$79,941	$137,159
Adjusted net income per Class A unit	$3.11	$1.62	$3.22
Weighted average number of Class A units outstanding	62,565	49,324	42,582

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per unit data)
Revenues:
Management fees	$785,673	$753,805	$762,823
Incentive income	355,152	263,806	491,402
Receipts of investment income from funds (1)	66,390	101,296	81,438
Receipts of investment income from companies	63,700	48,067	49,546
Total distributable earnings revenues	1,270,915	1,166,974	1,385,209
Expenses:
Compensation and benefits	(381,937)	(404,442)	(379,360)
Incentive income compensation	(169,683)	(141,822)	(231,871)
General and administrative	(123,784)	(120,783)	(127,954)
Depreciation and amortization	(12,219)	(10,018)	(7,249)
Total expenses	(687,623)	(677,065)	(746,434)
Other income (expense):
Interest expense, net of interest income	(31,845)	(35,032)	(30,190)
Operating Group income taxes	(4,635)	(3,374)	(18)
Other income (expense), net	(8,392)	(3,927)	(2,431)
Distributable earnings	538,420	447,576	606,136
Distributable earnings attributable to OCGH non-controlling interest	(320,611)	(304,900)	(439,130)
Non-Operating Group expenses	(1,176)	(2,097)	(1,645)
Distributable earnings-OCG income taxes	(11,939)	(2,083)	(4,138)
Tax receivable agreement	(20,469)	(19,090)	(15,853)
Distributable earnings-OCG	$184,225	$119,406	$145,370
Distributable earnings per Class A unit	$2.94	$2.42	$3.41
Weighted average number of Class A units outstanding	62,565	49,324	42,582

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Distributable earnings grew $90.8 million, or 20.3%, to $538.4 million for the year ended December 31, 2016, from $447.6 million for the year ended December 31, 2015, reflecting increases of $63.5 million in incentive income, net of incentive income compensation expense (“net incentive income”), and $49.1 million in fee-related earnings, partially offset by a $19.3 million decline in investment income proceeds. For 2016, investment income proceeds totaled $130.1 million, including $66.4 million from fund distributions and $63.7 million from DoubleLine, as compared with total investment income proceeds in 2015 of $149.4 million, of which $101.3 million and $51.7 million was attributable to fund distributions and DoubleLine, respectively.
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
The following table reconciles net income attributable to Oaktree Capital Group, LLC to ANI and distributable earnings:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283
Incentive income (1)	1,407	(19,002)	28,813
Incentive income compensation (1)	(1,407)	19,009	(10,677)
Investment income (2)	(21,814)	—	—
Equity-based compensation (3)	11,965	16,403	21,690
Placement costs (4)	11,870	3,619	—
Foreign-currency hedging (5)	1,496	2,619	(2,003)
Acquisition-related items (6)	(924)	5,251	2,442
Income taxes (7)	42,519	17,549	18,536
Non-Operating Group expenses (8)	1,176	2,097	1,645
Non-controlling interests (8)	341,590	192,968	386,398
Adjusted net income	582,583	311,862	573,127
Investment income (9)	(221,377)	(48,253)	(117,662)
Receipts of investment income from funds (10)	66,390	101,296	81,438
Receipts of investment income from companies	63,700	48,067	49,546
Equity-based compensation (11)	51,759	37,978	19,705
Operating Group income taxes	(4,635)	(3,374)	(18)
Distributable earnings	$538,420	$447,576	$606,136

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG.

(2)
This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs, which under GAAP are marked-to-market but for segment reporting are accounted for at amortized cost, subject to impairment.

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

(6)
This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability, which are excluded from adjusted net income.

(7)	Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(8)
Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

(9)	This adjustment eliminates segment investment income, which with respect to investments in funds is initially largely non-cash in nature and is thus not available to fund our operations.

(10)
This adjustment reflects the portion of distributions received from funds characterized as receipts of investment income or loss. In general, the income or loss component of a distribution from a fund is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends.

(11)
This adjustment adds back the effect of equity-based compensation expense related to unit grants made after our initial public offering, which is excluded from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations.

The following table reconciles net income attributable to Oaktree Capital Group, LLC to adjusted net income-OCG and distributable earnings-OCG:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283
Incentive income attributable to OCG (1)	407	(8,087)	6,641
Incentive income compensation attributable to OCG (1)	(407)	8,209	(1,913)
Investment income attributable to OCG (2)	(8,807)	—	—
Equity-based compensation attributable to OCG (3)	4,839	5,238	6,053
Placement costs attributable to OCG (4)	4,793	1,301	—
Foreign-currency hedging attributable to OCG (5)	572	1,006	(603)
Acquisition-related items attributable to OCG (6)	(372)	1,628	698
Non-controlling interests attributable to OCG (6)	(886)	(703)	—
Adjusted net income-OCG (7)	194,844	79,941	137,159
Investment income attributable to OCG	(89,698)	(13,693)	(32,399)
Receipts of investment income from funds attributable to OCG	26,879	32,163	22,674
Receipts of investment income from companies attributable to OCG	25,784	15,735	13,892
Equity-based compensation attributable to OCG (8)	20,940	12,259	5,517
Distributable earnings-OCG income taxes	(11,939)	(2,083)	(4,138)
Tax receivable agreement	(20,469)	(19,090)	(15,853)
Income taxes of Intermediate Holding Companies	37,884	14,174	18,518
Distributable earnings-OCG (7)	$184,225	$119,406	$145,370

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income-OCG and net income attributable to OCG.

(2)
This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs, which under GAAP are marked-to-market but for segment reporting are accounted for at amortized cost, subject to impairment.

(3)
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

(6)
This adjustment adds back the effect of (a) acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability and (b) non-controlling interests, which are both excluded from segment reporting.

(7)
Adjusted net income-OCG and distributable earnings-OCG are calculated to evaluate the portion of adjusted net income and distributable earnings attributable to Class A unitholders. These measures are net of income taxes and expenses applicable to OCG or its Intermediate Holding Companies.

(8)
This adjustment adds back the effect of equity-based compensation expense attributable to OCG related to unit grants made after our initial public offering, which is excluded from distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations.

Fee-related Earnings
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Fee-related earnings grew $49.1 million, or 22.5%, to $267.7 million for the year ended December 31, 2016, from $218.6 million for the year ended December 31, 2015. The increase reflected $31.9 million of higher management fees and $22.5 million of lower compensation and benefits expense, partially offset by $3.0 million of higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $1.50 and $1.34 per unit for 2016 and 2015, respectively.
The effective tax rate applicable to fee-related earnings for 2016 and 2015 was 13% and 4%, respectively.  In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Fee-related earnings declined $29.7 million, or 12.0%, to $218.6 million for the year ended December 31, 2015, from $248.3 million for the year ended December 31, 2014, reflecting $9.0 million of lower management fees, $25.0 million in higher compensation and benefits expense, and $7.2 million in lower general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $1.34 and $1.41 per unit for 2015 and 2014, respectively.
The effective tax rate applicable to fee-related earnings for 2015 and 2014 was 4% and 11%, respectively.  In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
The following table reconciles reconciles net income attributable to Oaktree Capital Group, LLC to ANI and fee-related earnings:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283
Reconciling adjustments (1)	387,878	240,513	446,844
Adjusted net income	582,583	311,862	573,127
Incentive income	(355,152)	(263,806)	(491,402)
Incentive income compensation	169,683	141,822	231,871
Investment income	(221,377)	(48,253)	(117,662)
Equity-based compensation (2)	51,759	37,978	19,705
Interest expense, net of interest income	31,845	35,032	30,190
Other (income) expense, net	8,392	3,927	2,431
Fee-related earnings	$267,733	$218,562	$248,260

(1)	Please refer to the table on page 99 for a detailed reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income.

(2)
This adjustment adds back the effect of equity-based compensation expense related to unit grants made after our initial public offering, which is excluded from fee-related earnings because it is non-cash in nature and does not impact our ability to fund our operations.

The following table reconciles net income attributable to Oaktree Capital Group, LLC to adjusted net income-OCG and fee-related earnings-OCG:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283
Reconciling adjustments (1)	139	8,592	10,876
Adjusted net income-OCG (2)	194,844	79,941	137,159
Incentive income attributable to OCG	(143,595)	(81,314)	(132,901)
Incentive income compensation attributable to OCG	68,609	43,414	62,719
Investment income attributable to OCG	(89,698)	(13,693)	(32,399)
Equity-based compensation attributable to OCG (3)	20,940	12,259	5,517
Interest expense, net of interest income attributable to OCG	13,002	11,642	8,439
Other income (expense) attributable to OCG	3,400	1,308	671
Non-fee-related earnings income taxes attributable to OCG (4)	26,238	12,771	10,710
Fee-related earnings-OCG (2)	$93,740	$66,328	$59,915

(1)	Please refer to the table on page 100 for a detailed reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income-OCG.

(2)
Adjusted net income-OCG and fee-related earnings-OCG are calculated to evaluate the portion of adjusted net income and fee-related earnings attributable to Class A unitholders. These measures are net of income taxes and other income or expenses applicable to OCG or its Intermediate Holding Companies. A reconciliation of fee-related earnings to fee-related earnings-OCG is presented below.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Fee-related earnings	$267,733	$218,562	$248,260
Fee-related earnings attributable to OCGH non-controlling interest	(159,424)	(148,119)	(178,944)
Non-Operating Group expenses	(1,051)	(1,691)	(1,647)
Fee-related earnings-OCG income taxes	(13,518)	(2,424)	(7,754)
Fee-related earnings-OCG	$93,740	$66,328	$59,915
Fee-related earnings-OCG per Class A unit	$1.50	$1.34	$1.41

(3)
This adjustment adds back the effect of equity-based compensation expense attributable to OCG related to unit grants made after our initial public offering, which is excluded from fee-related earnings-OCG because it is non-cash in nature and does not impact our ability to fund our operations.

(4)
This adjustment adds back income taxes associated with segment incentive income, incentive income compensation expense or investment income or loss, which are not included in the calculation of fee-related earnings-OCG.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Year Ended December 31,
	2016	2015
	(in thousands)
Management Fees:
Closed-end funds	$575,290	$518,513
Open-end funds	156,533	178,409
Evergreen funds	53,850	56,883
Total	$785,673	$753,805

Management fees increased $31.9 million, or 4.2%, to $785.7 million for the year ended December 31, 2016, from $753.8 million for the year ended December 31, 2015, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds grew $56.8 million, or 11.0%, to $575.3 million for the year ended December 31, 2016, from $518.5 million for the year ended December 31, 2015. The growth reflected an aggregate increase of $116.8 million principally from the start of investment periods for Oaktree Power Opportunities Fund IV, SSF, Opps X and ROF VII. This increase was partially offset by an aggregate decline of $60.0 million primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $21.9 million, or 12.3%, to $156.5 million for the year ended December 31, 2016, from $178.4 million for the year ended December 31, 2015, primarily reflecting net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $3.0 million, or 5.3%, to $53.9 million for the year ended December 31, 2016, from $56.9 million for the year ended December 31, 2015, primarily reflecting net outflows and a reduction in the average management fee rate for Value Opportunities (“VOF”). The decrease was partially offset by drawdowns of capital commitments by Strategic Credit. The weighted average annual management fee rate for evergreen funds decreased to 1.22% as of December 31, 2016, from 1.43% as of December 31, 2015, primarily reflecting the reduction in the management fee rate for VOF.

Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2016	2015
	(in thousands)
Incentive Income:
Closed-end funds	$320,866	$261,143
Evergreen funds	34,286	2,663
Total	$355,152	$263,806
Incentive income increased $91.4 million, or 34.6%, to $355.2 million for the year ended December 31, 2016, from $263.8 million for the year ended December 31, 2015. In 2016, regular incentive and tax-related incentive income accounted for $282.5 million and $72.7 million, respectively, of which the former arose from ten closed-end funds among the Distressed Debt, Control Investing, Real Estate and Mezzanine strategies, as well as four evergreen fund strategies. In 2015, regular and tax-related incentive income accounted for $121.0 million and $142.8 million, respectively, of which the former arose from nine closed-end funds among the Distressed Debt, Control Investing and Real Estate strategies, as well as one evergreen fund strategy.

Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2016	2015
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$24,375	$7,020
Convertible Securities	(788)	(201)
Distressed Debt	57,605	(46,977)
Control Investing	34,422	17,072
Real Estate	11,025	14,980
Listed Equities	22,646	(1,857)
Non-Oaktree funds	5,665	7,930
Income from investments in companies	66,427	50,286
Total investment income	$221,377	$48,253
Investment income increased $173.1 million, to $221.4 million for the year ended December 31, 2016, from $48.3 million for the year ended December 31, 2015. The increase primarily reflected higher overall returns on our fund investments, despite a $23 million impairment charge in the first quarter of 2016 on investments in certain of our CLOs that predominantly stemmed from holdings in energy-related companies. DoubleLine accounted for investment income of $66.1 million and $55.0 million in 2016 and 2015, respectively, of which performance fees accounted for $4.7 million and $4.3 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits expense decreased $22.5 million, or 5.6%, to $381.9 million for the year ended December 31, 2016, from $404.4 million for the year ended December 31, 2015, primarily reflecting an overall shift in compensation mix from cash to equity.
Equity-based Compensation
Equity-based compensation expense increased $13.8 million, or 36.3%, to $51.8 million for the year ended December 31, 2016, from $38.0 million for the year ended December 31, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our initial public offering, coupled with an overall shift in compensation mix from cash to equity.
Incentive Income Compensation
Incentive income compensation expense increased $27.9 million, or 19.7%, to $169.7 million for the year ended December 31, 2016, from $141.8 million for the year ended December 31, 2015. The increase reflected growth in incentive income, as well as differences in the applicable funds’ compensation percentages. Additionally, 2015 included catch-up tax amounts related to incentive interests awarded to certain investment professionals.
General and Administrative
General and administrative expense increased $3.0 million, or 2.5%, to $123.8 million for the year ended December 31, 2016, from $120.8 million for the year ended December 31, 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 22.0%, to $12.2 million for the year ended December 31, 2016, from $10.0 million for the year ended December 31, 2015, primarily reflecting leasehold improvements associated with office space expansion.

Interest Expense, Net of Interest Income
Interest expense, net decreased $3.2 million, or 9.1%, to $31.8 million for the year ended December 31, 2016, from $35.0 million for the year ended December 31, 2015, reflecting higher interest income, as well as the maturity of $100.0 million in senior notes during 2016.
Other Income (Expense), Net
Other income (expense), net amounted to expense of $8.4 million and $3.9 million for the years ended December 31, 2016 and 2015, respectively, primarily reflecting losses associated with non-operating corporate activities. Additionally, 2016 included a $4.4 million impairment charge on our corporate aircraft.
Adjusted Net Income
ANI increased $270.7 million, or 86.8%, to $582.6 million for the year ended December 31, 2016, from $311.9 million for the year ended December 31, 2015, reflecting increases of $173.1 million in investment income, $63.5 million in net incentive income and $49.1 million in fee-related earnings.
Income Taxes-OCG
Income taxes increased $24.6 million, to $39.8 million for the year ended December 31, 2016, from $15.2 million for the year ended December 31, 2015, primarily reflecting higher adjusted net income-OCG before income taxes. The effective tax rate applied to ANI for 2016 and 2015 was 17% and 16%, respectively.  We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income, and certain incentive and investment income rises, and vice versa.
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

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $18.3 million, or 3.4%, to $518.5 million for the year ended December 31, 2015, from $536.8 million for the year ended December 31, 2014. The decrease reflected an aggregate decline of $61.5 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $43.2 million from the Highstar acquisition, closed-end funds for which management fees are based on drawn capital or NAV, new CLOs, and the start of the investment periods for Oaktree Power Opportunities Fund IV and SSF.

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

December 31, 2014, primarily reflecting drawdowns of capital commitments by Strategic Credit and Value Equities, partially offset by net outflows and market-value declines for VOF.
Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2015	2014
	(in thousands)
Incentive Income:
Closed-end funds	$261,143	$490,081
Evergreen funds	2,663	1,321
Total	$263,806	$491,402
Incentive income decreased $227.6 million, or 46.3%, to $263.8 million for the year ended December 31, 2015, from $491.4 million for the year ended December 31, 2014. The 2015 year included tax-related incentive income of $142.8 million and regular incentive income of $121.0 million, as compared with $219.7 million and $271.7 million, respectively, in 2014.
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
Segment Expenses
Compensation and Benefits
Compensation and benefits expense increased $25.0 million, or 6.6%, to $404.4 million for the year ended December 31, 2015, from $379.4 million for the year ended December 31, 2014, in part reflecting growth in average headcount, including the Highstar acquisition.
Equity-based Compensation
Equity-based compensation expense increased $18.3 million, or 92.9%, to $38.0 million for the year ended December 31, 2015, from $19.7 million for the year ended December 31, 2014, primarily reflecting non-cash amortization expense associated with vesting of restricted unit grants made to employees and directors subsequent to our initial public offering.

Incentive Income Compensation
Incentive income compensation expense decreased $90.1 million, or 38.9%, to $141.8 million for the year ended December 31, 2015, from $231.9 million for the year ended December 31, 2014. The percentage decrease was smaller than the corresponding decline of 46.3% in incentive income, primarily as a result of catch-up tax amounts related to incentive interests awarded to certain investment professionals in 2014.
General and Administrative
General and administrative expense decreased $7.2 million, or 5.6%, to $120.8 million for the year ended December 31, 2015, from $128.0 million for the year ended December 31, 2014. The decline was primarily attributable to lower professional fees and other general operating expenses.
Interest Expense, Net of Interest Income
Interest expense, net increased $4.8 million, or 15.9%, to $35.0 million for the year ended December 31, 2015, from $30.2 million for the year ended December 31, 2014, primarily reflecting the senior notes issued in September 2014.
Other Income (Expense), Net
Other income (expense), net amounted to expenses of $3.9 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively. In 2015 and 2014, respectively, foreign-currency transactions resulted in a $0.4 million loss and a $2.9 million gain, and net losses associated with non-operating corporate activities were $3.6 million and $2.1 million. Additionally, 2014 included a $3.0 million write-off of unamortized debt issuance costs associated with the refinancing of our corporate credit facility.
Adjusted Net Income
Adjusted net income decreased $261.2 million, or 45.6%, to $311.9 million for the year ended December 31, 2015, from $573.1 million for the year ended December 31, 2014, reflecting declines of $137.5 million in net incentive income, $69.4 million in investment income and $29.7 million in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $3.3 million, or 17.8%, to $15.2 million for the year ended December 31, 2015, from $18.5 million for the year ended December 31, 2014.  The decrease was primarily attributable to the decline in adjusted net income-OCG before income taxes, partially offset by an increase in the effective tax rate. The effective tax rate applied to ANI for the year ended December 31, 2015 and 2014 was 16% and 12%, respectively. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income and certain incentive and investment income rises, and vice versa.

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
The following table presents our segment statements of financial condition:

	As of December 31,
	2016	2015
	(in thousands)
Assets:
Cash and cash-equivalents	$291,470	$476,046
U.S. Treasury and time deposit securities	757,578	661,116
Corporate investments	1,480,928	1,434,109
Deferred tax assets	404,614	425,798
Receivables and other assets	379,124	257,013
Total assets	$3,313,714	$3,254,082
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$353,451	$368,980
Due to affiliates	346,543	356,851
Debt obligations	745,897	846,354
Total liabilities	1,445,891	1,572,185
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,053,109	944,882
Unitholders’ capital attributable to Oaktree Capital Group, LLC	814,714	737,015
Total capital	1,867,823	1,681,897
Total liabilities and capital	$3,313,714	$3,254,082
Corporate Investments
A summary of corporate investments is set forth below:

	As of December 31,
	2016	2015
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$422,330	$432,228
Convertible Securities	1,735	18,497
Distressed Debt	426,108	379,676
Control Investing	265,919	267,692
Real Estate	141,234	135,922
Listed Equities	116,988	105,631
Non-Oaktree funds	71,682	65,901
Investments in companies	34,932	28,562
Total corporate investments	$1,480,928	$1,434,109

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of December 31, 2016, we had $1.0 billion of cash and U.S. Treasury and time deposit securities, and $746 million in outstanding debt, net of debt issuance costs. Additionally, we have a $500 million revolving credit facility available to us, which was undrawn as of December 31, 2016 and the date of this report. Oaktree’s investments in funds and companies had a carrying value of $1.5 billion as of December 31, 2016.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of December 31, 2016, corporate investments of $1.5 billion included unrealized investment income proceeds of $369 million, of which $186 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we expect that we would suspend paying such distributions.
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

Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014 are discussed below.
Operating Activities
Net cash used in operating activities was $317.9 million, $943.2 million and $4.3 billion for 2016, 2015 and 2014, respectively. These amounts included, for 2016, 2015 and 2014, respectively, (a) net purchases of securities of the consolidated funds of $1.0 billion, $2.0 billion and $4.8 billion; (b) net realized gains on consolidated funds’ investments of $27.6 million, $1.2 billion and $2.1 billion; and (c) changes in unrealized depreciation on consolidated funds’ investments of $12.5 million, $3.8 billion and $1.0 billion.
Investing Activities
Investing activities used $98.6 million, $53.6 million and $39.7 million of cash in 2016, 2015 and 2014, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and time deposit securities included net purchases of $96.5 million and $5.6 million in 2016 and 2015, respectively, and net proceeds of $21.1 million in 2014. Corporate investments in funds and companies of $113.5 million, $82.3 million and $68.5 million in 2016, 2015 and 2014, respectively, consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Funds	$238.8	$300.4	$600.3
Eliminated in consolidation	(125.3)	(218.1)	(536.3)
Unconsolidated companies	—	—	4.5
Total investments	$113.5	$82.3	$68.5

Distributions and proceeds from corporate investments in funds and companies of $181.8 million, $58.0 million and $38.3 million in 2016, 2015 and 2014, respectively, consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Funds	$291.1	$347.0	$372.9
Eliminated in consolidation	(109.3)	(313.0)	(365.3)
Unconsolidated companies	—	24.0	30.7
Total investments	$181.8	$58.0	$38.3

Purchases of fixed assets were $70.4 million, $23.7 million and $5.0 million in 2016, 2015 and 2014, respectively, with 2016 including a deposit on a new corporate aircraft. Additionally, 2014 included a $25.6 million payment, net of cash acquired, for the Highstar acquisition.
Financing Activities
Financing activities provided $763.3 million, $992.3 million and $5.1 billion of cash in 2016, 2015 and 2014, respectively, and included (a) net contributions from non-controlling interests in consolidated funds of $84.3 million in 2016, net distributions to non-controlling interests in consolidated funds of $1.2 billion in 2015 and net contributions from non-controlling interests in consolidated funds of $1.4 billion in 2014; (b) net borrowings on credit facilities of the consolidated funds of $368.0 million, $1.6 billion and $2.4 billion in 2016, 2015 and 2014, respectively; (c) distributions to unitholders of $394.5 million, $372.7 million and $550.8 million in 2016, 2015 and 2014, respectively; (d) proceeds from debt obligations issued by our CLOs of $839.4 million, $983.0 million and $1.6 billion in 2016, 2015 and 2014, respectively; (e) payments of debt issuance costs of $14.3 million, $25.2 million and $32.0 million in 2016, 2015 and 2014, respectively; and (f) net unit purchases of $12.8 million, $4.9 million and $1.8 million in 2016, 2015 and 2014, respectively. Additionally, 2016 included the maturity of $100.0 million in senior notes and $100.0 million in proceeds from the issuance of 3.69% senior notes, which were used to repay $100.0 million of our $250.0 million corporate term loan due March 31, 2021, while 2014 included an aggregate

$250.0 million in proceeds from the issuance of senior notes, and $20.5 million in net proceeds associated with the refinancing of our corporate credit facility.
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
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”), of which $100 million was repaid in July 2016, and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extended the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing an interest-rate swap, the Term Loan’s annual interest rate is fixed at 2.22% through January 2017, based on such current credit ratings. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of December 31, 2016, we had no outstanding borrowings under our $500 million revolving credit facility and were able to draw the full amount available without violating any financial maintenance covenants.
In September 2014, our subsidiary Oaktree Capital Management, L.P. issued and sold to certain accredited investors $50 million aggregate principal amount of our 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of our 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of our 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “2014 Notes”) pursuant to a note and guarantee agreement (the “2014 Note Agreement”). The 2014 Notes are senior unsecured obligations of the Issuer, guaranteed on a joint and several basis by our indirect subsidiaries, Oaktree

Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. Interest on the 2014 Notes is payable semi-annually.
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
In November 2009, our subsidiary Oaktree Capital Management, L.P. issued $250 million in aggregate principal amount of senior notes due December 2, 2019 (the “2009 Notes”). The indenture governing the 2009 Notes contains customary financial covenants and restrictions that, among other things, limit the issuer’s ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit-participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2009 Notes do not contain financial maintenance covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of December 31, 2016, we were required to maintain approximately $92.8 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of December 31, 2016, future payments of this nature were estimated to aggregate $33.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $71.3 million over the period ending approximately in 2034 with respect to our initial public offering.
In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of December 31, 2016, future payments with respect to the May 2013 Offering were estimated to aggregate $99.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of December 31, 2016, future payments with respect to the March 2014 Offering were estimated to aggregate $74.5 million over the period ending approximately in 2036.
In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the

March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of December 31, 2016, future payments with respect to the March 2015 Offering were estimated to aggregate $62.7 million over the period ending approximately in 2037.
For the years ended December 31, 2016, 2015 and 2014, respectively, $18.8 million, $15.7 million and $10.1 million were paid under the tax receivable agreement.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2016:

	2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$10,056	$28,831	$26,633	$55,480	$121,000
Debt obligations payable (2)	—	250,000	150,000	350,000	750,000
Interest obligations on debt (3)	33,798	65,115	27,730	97,194	223,837
Tax receivable agreement	20,677	43,757	47,879	228,653	340,966
Contingent consideration (4)	23,567	—	—	—	23,567
Commitments to Oaktree and third-party funds (5)	565,429	—	—	—	565,429
Subtotal	653,527	387,703	252,242	731,327	2,024,799
Consolidated Funds:
Debt obligations payable (2)	—	—	—	488,997	488,997
Interest obligations on debt (3)	12,861	25,721	25,721	76,593	140,896
Debt obligations of CLOs (2)	—	49,336	—	3,002,952	3,052,288
Interest on debt obligations of CLOs (3)	73,517	145,363	143,772	408,944	771,596
Commitments to fund investments (6)	2,133	—	—	—	2,133
Total	$742,038	$608,123	$421,735	$4,708,813	$6,480,709

(1)
We lease our office space under agreements that expire periodically through 2030. The table includes only guaranteed minimum lease payments for these leases and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in our consolidated financial statements.

(2)	These obligations represent future principal payments, gross of debt issuance costs, and for CLOs, the par value.

(3)	Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.

(4)
This represents the undiscounted contingent consideration obligation as of December 31, 2016 related to the 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2017 column.

(5)
These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2017 column. Capital commitments are expected to be called over a period of several years.

(6)
These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2017 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2016.
As of December 31, 2016, none of the incentive income we had recognized was subject to clawback by the funds.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 16 for information on our commitments and contingencies.
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
Principles of Consolidation
In February 2015, the FASB amended its consolidation guidance, which changed the way a reporting entity should evaluate limited partnerships and similar entities for consolidation, how a decision maker’s fees affect the consolidation analysis, and how interests held by related parties affect the consolidation analysis. We adopted this guidance as of January 1, 2016 under the modified retrospective approach, which did not require prior periods to be recast. In connection with the adoption, we reevaluated all of our investment vehicles and other legal entities for consolidation and, as of January 1, 2016, deconsolidated substantially all of our previously consolidated investment funds because those funds, which had previously been evaluated as voting interest entities, became variable interest entities (“VIEs”) under the new consolidation guidance. We are not the primary beneficiary of these VIEs because our fee arrangements are not deemed to be variable interests, and we do not hold any other interests in those funds that are considered to be more than insignificant. The adoption resulted in a reduction to total consolidated assets, liabilities, non-controlling redeemable interests in consolidated funds and unitholders' capital as of January 1, 2016 of $45.7 billion, $7.6 billion, $38.0 billion and $90.6 million, respectively. There was no impact on retained earnings or net income attributable to the Company.
We consolidate entities in which we have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a VIE if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. We consolidate all VIEs in which we are the primary beneficiary. An entity is deemed to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which we hold a variable interest is a VIE and (b) whether our involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-based fees), would give us a controlling financial interest. A decision maker’s fee arrangement is not considered a variable interest if it is compensation for services provided, commensurate with the level of effort required to provide those services and part of a compensation arrangement that includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length (“at-market”), and the decision maker does not hold any other variable interests that absorb more than an insignificant amount of the potential VIE’s expected residual returns.
We determine whether we are the primary beneficiary of a VIE at the time we become involved with a VIE and reconsider that conclusion at each reporting date. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly by us or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that we are not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by us, our affiliates or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. For entities that are not VIEs, we evaluate those entities that we control through a majority voting interest model.
When funds or CLOs are consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the funds or CLOs on a gross basis, and the majority of the economic interests in those funds or CLOs, which are held by third-party investors, are reflected as non-controlling interests in consolidated funds or debt obligations of CLOs in the consolidated financial statements. All of the revenues earned by us as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to us.
Certain entities in which we have the ability to exert significant influence, including unconsolidated Oaktree funds for which we act as general partner, are accounted for under the equity method of accounting.
Revenue Recognition
Management Fees
Management fees are recognized over the period in which the investment advisory services are performed. The contractual terms of management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. However, for certain closed-end funds, management fees during the investment period are calculated based on drawn capital or cost basis. Additionally, for those closed-end funds for which management fees are based on committed capital, we may elect to delay the start of the fund’s investment period and thus its full management fees, in which case we earn management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until we elect to start the fund’s investment period. Our right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, a portion of our management fees are dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. In the case of certain open-end and evergreen fund accounts, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate.
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
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and 10% to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. We have elected to adopt Method 1 for revenue recognition based on a formula. Under this method, incentive income is recognized when amounts are fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to us. The Method 1 criteria for revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Incentives received by us before the above criteria have been met are deferred and recorded as a deferred incentive income liability within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. We may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
For purposes of adjusted net income, incentive income is recognized when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same incentive income is recognized under Method 1.
Other Income (Loss)
Other income (loss) includes the unrealized and realized gains (losses) on consolidated funds’ investments (including the impact of foreign currency on non-dollar denominated investments), dividend and interest income received from investments, and interest expense incurred in connection with investment activities. Unrealized gains or losses result from changes in the fair value of our funds’ investments during a period as well as the reversal of unrealized gains or losses in connection with realization events. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a corresponding realized gain or loss is recognized in the current period. While this reversal generally does not significantly impact the net amounts of gains and losses that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.
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
We adopted the new CLO measurement guidance on a modified retrospective approach as of January 1, 2016. Upon adoption, we elected the fair value option for the financial liabilities of the consolidated CLOs and determined that the fair value of the CLO assets was more observable than the fair value of the CLO liabilities. Accordingly, the fair value of the CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services.
Investments, at Fair Value
The consolidated funds include investment limited partnerships and CLOs that reflect their investments, including majority-owned and controlled investments, at fair value. We have retained the specialized investment company accounting guidance under GAAP for investment limited partnerships with respect to consolidated investments and have elected the fair value option for the financial assets of CLOs. Thus, the investments of our consolidated funds are reflected in the consolidated statements of financial condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).
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

The table below summarizes the investments and other financial instruments, net of debt obligations, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our consolidated statements of financial condition (in thousands):

As of December 31, 2016	Level I	Level II	Level III	Total
Closed-end funds	$6,078	$320,688	$242,961	$569,727
Open-end funds	37,608	59,832	—	97,440
Evergreen funds	44,660	(941)	1,393	45,112
Total	$88,346	$379,579	$244,354	$712,279

As of December 31, 2015
Closed-end funds	$3,435,823	$8,557,125	$26,508,067	$38,501,015
Open-end funds	992,683	3,814,699	80,210	4,887,592
Evergreen funds	383,349	585,417	629,430	1,598,196
Total	$4,811,855	$12,957,241	$27,217,707	$44,986,803
Derivatives and Hedging
We enter into derivatives as part of our overall risk management strategy or to facilitate our investment management activities. Risks associated with fluctuations in interest rates and foreign-currency exchange rates in the normal course of business are addressed as part of our overall risk management strategy that may result in the use of derivatives to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, we may enter into interest-rate swaps to manage all or a portion of the interest-rate risk associated with our variable-rate borrowings. Our corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is Oaktree’s reporting currency and, consequently, are subject to fluctuations in foreign-currency exchange rates. We also receive management fees from certain funds and pay expenses in currencies other than the U.S. dollar. To reduce earnings and cash-flow volatility associated with changes in foreign-currency exchange rates caused by the remeasurement of our corporate investments and management fees and expenses denominated in non-functional currencies, we may enter into foreign-currency option and forward contracts. As a result of the use of these or other derivative contracts, we are exposed to the risk that counterparties will fail to fulfill their contractual obligations. We attempt to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivatives.
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

For a derivative that is not designated as a hedging instrument (“freestanding derivative”), we record changes in fair value in current-period earnings.
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
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. We have an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. Our determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on our assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income. Incentive income compensation is expensed no later than the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by us or paid to the participant.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2016, we had investments at fair value of $3.8 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $380.8 million. Of this decline, approximately $145.7 million would impact net income attributable to Oaktree Capital Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the years ended December 31, 2016 and 2015, NAV-based management fees represented approximately 30% and 36%, respectively, of total management fees. Based on investments held as of December 31, 2016, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $5.8 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of December 31, 2016, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $267.3 million decrease in the amount of investment income. The estimated decline of $267.3 million is greater than 10% of the December 31, 2016 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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

We estimate that for the year ended December 31, 2016, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $10.6 million;

•	our operating expenses would have increased by $14.7 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $2.4 million; and

•	our income tax expense would have decreased by $0.6 million.
These movements would have decreased our net income attributable to OCG by $1.1 million.
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
Interest-rate Risk
As of December 31, 2016, Oaktree and its operating subsidiaries had $745.9 million in debt obligations, net of debt issuance costs, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate; however, we entered into an interest-rate swap that effectively converted the term loan’s floating interest rate to fixed through January 2017. As a result, for the year ended December 31, 2016, there would not have been a material impact to interest expense attributable to Oaktree and its operating subsidiaries resulting from a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate segment cash and U.S. Treasury and time deposit securities as of December 31, 2016, we estimate that Oaktree and its operating subsidiaries would generate an additional $10.5 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2016, $3.5 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $33.6 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Unitholders of
Oaktree Capital Group, LLC

We have audited the accompanying consolidated statement of financial condition of Oaktree Capital Group, LLC (the Company) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oaktree Capital Group, LLC at December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted, on a modified retrospective basis, the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oaktree Capital Group, LLC’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Unitholders of
Oaktree Capital Group, LLC

We have audited Oaktree Capital Group, LLC internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oaktree Capital Group, LLC’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oaktree Capital Group, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Oaktree Capital Group, LLC as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital for year then ended and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Unitholders of
Oaktree Capital Group, LLC

In our opinion, the consolidated statement of financial condition as of December 31, 2015 and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in unitholders’ capital for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Oaktree Capital Group, LLC and its subsidiaries (the “Company”) as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2016, except for the change in the manner in which the Company accounts for debt issuance costs as discussed in Note 2 to the consolidated financial statements, as to which the date is March 1, 2017

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2016	2015
Assets
Cash and cash-equivalents	$291,470	$480,590
U.S. Treasury and time deposit securities	757,578	661,116
Corporate investments (includes $107,591 and $67,626 measured at fair value as of December 31, 2016 and 2015, respectively)	1,123,732	213,988
Due from affiliates	208,643	35,899
Deferred tax assets	404,614	425,798
Other assets	237,466	254,267
Assets of consolidated funds:
Cash and cash-equivalents	667,730	2,850,512
Investments, at fair value	3,808,234	45,179,906
Dividends and interest receivable	15,297	189,693
Due from brokers	98,746	706,708
Receivable for securities sold	34,932	163,799
Derivative assets, at fair value	357	198,351
Other assets	311	402,104
Total assets	$7,649,110	$51,762,731
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$284,510	$319,834
Accounts payable, accrued expenses and other liabilities	150,596	121,934
Due to affiliates	346,543	356,851
Debt obligations	745,897	846,354
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	11,689	128,774
Payables for securities purchased	291,182	478,437
Securities sold short, at fair value	41,016	91,246
Derivative liabilities, at fair value	1,086	300,208
Distributions payable	9,207	364,773
Borrowings under credit facilities	483,956	6,442,742
Debt obligations of CLOs	3,054,210	2,330,359
Total liabilities	5,419,892	11,781,512
Commitments and contingencies (Note 16)
Non-controlling redeemable interests in consolidated funds	344,047	38,173,125
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 63,032,276 and 61,969,860 units issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Class B units, no par value, unlimited units authorized, 91,758,067 and 91,937,873 units issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Paid-in capital	749,618	735,166
Retained earnings	54,494	—
Accumulated other comprehensive income (loss)	1,793	(1,216)
Class A unitholders’ capital	805,905	733,950
Non-controlling interests in consolidated subsidiaries	1,050,319	1,043,930
Non-controlling interests in consolidated funds	28,947	30,214
Total unitholders’ capital	1,885,171	1,808,094
Total liabilities and unitholders’ capital	$7,649,110	$51,762,731

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Management fees	$774,587	$195,308	$192,055
Incentive income	351,159	6,597	1,839
Total revenues	1,125,746	201,905	193,894
Expenses:
Compensation and benefits	(389,892)	(416,907)	(388,512)
Equity-based compensation	(63,724)	(54,381)	(41,395)
Incentive income compensation	(168,276)	(160,831)	(221,194)
Total compensation and benefits expense	(621,892)	(632,119)	(651,101)
General and administrative	(145,430)	(110,677)	(99,835)
Depreciation and amortization	(16,222)	(14,022)	(8,003)
Consolidated fund expenses	(5,792)	(184,090)	(188,538)
Total expenses	(789,336)	(940,908)	(947,477)
Other income (loss):
Interest expense	(120,610)	(216,799)	(129,942)
Interest and dividend income	165,066	1,958,802	1,902,576
Net realized gain on consolidated funds’ investments	27,593	1,177,150	2,131,584
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(12,453)	(3,767,527)	(993,260)
Investment income	199,126	51,958	33,695
Other income (expense), net	13,490	20,006	3,018
Total other income (loss)	272,212	(776,410)	2,947,671
Income (loss) before income taxes	608,622	(1,515,413)	2,194,088
Income taxes	(42,519)	(17,549)	(18,536)
Net income (loss)	566,103	(1,532,962)	2,175,552
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(22,921)	1,809,683	(1,649,890)
Net income attributable to non-controlling interests in consolidated subsidiaries	(348,477)	(205,372)	(399,379)
Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283
Distributions declared per Class A unit	$2.25	$2.10	$3.15
Net income per unit (basic and diluted):
Net income per Class A unit	$3.11	$1.45	$2.97
Weighted average number of Class A units outstanding	62,565	49,324	42,582

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

Year Ended December 31, 2016	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$194,705	$348,477	$22,921	$566,103
Other comprehensive income, net of tax:
Foreign-currency translation adjustments	2,666	3,913	—	6,579
Unrealized gain on interest-rate swap designated as cash-flow hedge	343	504	—	847
Other comprehensive income, net of tax	3,009	4,417	—	7,426
Total comprehensive income	197,714	352,894	22,921	573,529
Less: Comprehensive income attributable to non-controlling interests	—	(352,894)	(22,921)	(375,815)
Comprehensive income attributable to Oaktree Capital Group, LLC	$197,714	$—	$—	$197,714
Year Ended December 31, 2015
Net income (loss)	$71,349	$205,372	$(1,809,683)	$(1,532,962)
Other comprehensive income (loss), net of tax:
Foreign-currency translation adjustments	(621)	(1,589)	—	(2,210)
Unrealized gain on interest-rate swap designated as cash-flow hedge	475	899	—	1,374
Other comprehensive loss, net of tax	(146)	(690)	—	(836)
Total comprehensive income (loss)	71,203	204,682	(1,809,683)	(1,533,798)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(204,682)	1,809,683	1,605,001
Comprehensive income attributable to Oaktree Capital Group, LLC	$71,203	$—	$—	$71,203
Year Ended December 31, 2014
Net income	$126,283	$399,379	$1,649,890	$2,175,552
Other comprehensive income (loss), net of tax:
Foreign-currency translation adjustments	(489)	(1,204)	—	(1,693)
Unrealized gain on interest-rate swap designated as cash-flow hedge	541	1,311	—	1,852
Other comprehensive income, net of tax	52	107	—	159
Total comprehensive income	126,335	399,486	1,649,890	2,175,711
Less: Comprehensive income attributable to non-controlling interests	—	(399,486)	(1,649,890)	(2,049,376)
Comprehensive income attributable to Oaktree Capital Group, LLC	$126,335	$—	$—	$126,335

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$566,103	$(1,532,962)	$2,175,552
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(199,126)	(51,958)	(33,695)
Depreciation and amortization	16,222	14,022	8,003
Equity-based compensation	63,724	54,381	41,395
Net realized and unrealized (gain) loss from consolidated funds’ investments	(15,140)	2,590,377	(1,138,324)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(6,583)	(26,366)	(5,910)
Income distributions from corporate investments in funds and companies	121,421	50,252	45,817
Other non-cash items	4,688	15,689	12,042
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	24,578	10,645	15,255
(Increase) decrease in other assets	23,833	34,349	(62,883)
Decrease in net due to affiliates	(105,401)	(3,857)	(12,908)
Increase (decrease) in accrued compensation expense	(34,915)	24,948	16,231
Increase (decrease) in accounts payable, accrued expenses and other liabilities	33,595	(26,537)	43,661
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(3,122)	3,735	(33,171)
(Increase) decrease in due from brokers	57,605	(100,826)	(322,119)
(Increase) decrease in receivables for securities sold	(21,200)	8,018	177,130
(Increase) decrease in other assets	25	224,296	(171,720)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,367)	64,482	(32,640)
Increase (decrease) in payables for securities purchased	149,575	(289,294)	(287,005)
Purchases of securities	(3,460,598)	(17,994,888)	(21,975,014)
Proceeds from maturities and sales of securities	2,470,177	15,988,267	17,213,767
Net cash used in operating activities	(317,906)	(943,227)	(4,326,536)
Cash flows from investing activities:
Purchases of U.S. Treasury and time deposit securities	(874,480)	(385,642)	(414,970)
Proceeds from maturities and sales of U.S. Treasury and time deposit securities	778,018	380,055	436,041
Corporate investments in funds and companies	(113,464)	(82,273)	(68,499)
Distributions and proceeds from corporate investments in funds and companies	181,769	57,954	38,341
Acquisition, net of cash acquired (Highstar)	—	—	(25,637)
Purchases of fixed assets	(70,430)	(23,724)	(5,005)
Net cash used in investing activities	(98,587)	(53,630)	(39,729)
(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$100,000	$—	$500,000
Payment of debt issuance costs	(1,310)	—	(2,296)
Repayments of debt obligations	(200,000)	—	(229,464)
Proceeds from issuance of Class A units	—	237,820	296,650
Purchase of OCGH units	—	(237,820)	(296,400)
Repurchase and cancellation of units	(12,764)	(4,926)	(2,085)
Distributions to Class A unitholders	(141,561)	(99,120)	(131,954)
Distributions to OCGH unitholders	(252,902)	(273,534)	(418,867)
Contributions from non-controlling interests	—	4,000	—
Distributions to non-controlling interests	(6,888)	(6,493)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	144,060	5,404,333	8,260,647
Distributions to non-controlling interests	(59,757)	(6,633,233)	(6,826,094)
Proceeds from debt obligations issued by CLOs	839,448	982,962	1,601,535
Payment of debt issuance costs	(13,015)	(25,156)	(29,697)
Borrowings on credit facilities	1,025,333	7,682,232	7,503,750
Repayments on credit facilities	(657,317)	(6,038,796)	(5,133,389)
Net cash provided by financing activities	763,327	992,269	5,092,336
Effect of exchange rate changes on cash	(6,546)	(12,804)	(15,242)
Net increase (decrease) in cash and cash-equivalents	340,288	(17,392)	710,829
Cash and cash-equivalents, beginning balance	3,331,102	3,348,494	2,637,665
Change in cash and cash-equivalents from adoption of accounting guidance	(2,712,190)	—	—
Cash and cash-equivalents, ending balance	$959,200	$3,331,102	$3,348,494

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$99,740	$159,460	$79,222
Cash paid for income taxes	15,178	5,586	7,947

Supplemental disclosure of non-cash activities:
Issuance of OCGH units related to the Highstar acquisition	$—	$—	$3,996
Net assets related to the initial consolidation of a fund	34,095	—	961,634
Non-controlling interests in consolidated subsidiaries acquired	—	—	72,195

Please see accompanying notes to consolidated financial statements

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2013	38,473	112,584	$590,236	$(114,905)	$(1,122)	$1,234,169	$—	$1,708,378
Activity for the year ended December 31, 2014:
Issuance of Class A units	5,291	—	296,650	—	—	—	—	296,650
Issuance of Class B units	—	1,891	—	—	—	—	—	—
Cancellation of units associated with forfeitures	—	(56)	—	—	—	—	—	—
Cancellation of units	—	(5,330)	—	—	—	—	—	—
Issuance of OCGH units related to the Highstar acquisition	—	—	1,137	—	—	2,859	—	3,996
Purchase of OCGH units from OCGH unitholders	—	—	(296,400)	—	—	—	—	(296,400)
Deferred tax effect resulting from the purchase of OCGH units	—	—	13,705	—	—	—	—	13,705
Repurchase and cancellation of units	—	—	—	—	—	(2,085)	—	(2,085)
Non-controlling interests related to the Highstar acquisition	—	—	—	—	—	72,195	—	72,195
Capital contributions	—	—	—	—	—	13,810	51,644	65,454
Equity reallocation between controlling and non-controlling interests	—	—	51,525	—	—	(51,525)	—	—
Capital increase related to equity-based compensation	—	—	11,532	—	—	29,729	—	41,261
Distributions declared	—	—	(131,954)	—	—	(432,677)	(26,351)	(590,982)
Net income	—	—	—	126,283	—	399,379	2,137	527,799
Foreign-currency translation adjustment, net of tax	—	—	—	—	(489)	(1,204)	—	(1,693)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	541	1,311	—	1,852
Unitholders’ capital as of December 31, 2014	43,764	109,089	536,431	11,378	(1,070)	1,265,961	27,430	1,840,130
Activity for the year ended December 31, 2015:
Issuance of Class A units	18,231	—	237,820	—	—	—	—	237,820
Issuance of Class B units	—	1,338	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(25)	(135)	—	—	—	—	—	—
Cancellation of units	—	(18,354)	—	—	—	—	—	—
Purchase of OCGH units from OCGH unitholders	—	—	(237,820)	—	—	—	—	(237,820)
Deferred tax effect resulting from the purchase of OCGH units	—	—	16,606	—	—	—	—	16,606
Repurchase and cancellation of units	—	—	—	—	—	(4,926)	—	(4,926)
Capital contributions	—	—	—	—	—	4,000	2,880	6,880
Equity reallocation between controlling and non-controlling interests	—	—	181,539	—	—	(181,539)	—	—
Capital increase related to equity-based compensation	—	—	16,983	—	—	35,779	—	52,762
Distributions declared	—	—	(16,393)	(82,727)	—	(280,027)	(2,952)	(382,099)
Net income	—	—	—	71,349	—	205,372	2,856	279,577
Foreign-currency translation adjustment, net of tax	—	—	—	—	(621)	(1,589)	—	(2,210)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	475	899	—	1,374
Unitholders’ capital as of December 31, 2015	61,970	91,938	735,166	—	(1,216)	1,043,930	30,214	1,808,094
Activity for the year ended December 31, 2016:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(12,912)	—	—	(109,709)	—	(122,621)
Issuance of Class A units	1,420	—	—	—	—	—	—	—
Issuance of Class B units	—	630	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(108)	(207)	—	—	—	—	—	—
Cancellation of units	(250)	(603)	—	—	—	—	—	—
Deferred tax effect resulting from the purchase of OCGH units	—	—	745	—	—	—	—	745
Repurchase and cancellation of units	—	—	(12,200)	—	—	(564)	—	(12,764)
Equity reallocation between controlling and non-controlling interests	—	—	14,388	—	—	(14,388)	—	—
Capital increase related to equity-based compensation	—	—	25,781	—	—	37,946	—	63,727
Distributions declared	—	—	(1,350)	(140,211)	—	(259,790)	(3,200)	(404,551)
Net income	—	—	—	194,705	—	348,477	1,933	545,115
Foreign-currency translation adjustment, net of tax	—	—	—	—	2,666	3,913	—	6,579
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	343	504	—	847
Unitholders’ capital as of December 31, 2016	63,032	91,758	$749,618	$54,494	$1,793	$1,050,319	$28,947	$1,885,171

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2016
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
December 31, 2016
($ in thousands, except where noted)

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
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. Please see note 4 for more information regarding VIEs. For entities that are not VIEs, the Company evaluates those entities that it controls through a majority voting interest model.
“Consolidated funds” refers to Oaktree-managed funds and CLOs that Oaktree is required to consolidate. When funds or CLOs are consolidated, the Company reflects the assets, liabilities, revenues, expenses and cash flows of the funds or CLOs on a gross basis, and the majority of the economic interests in those funds or CLOs, which are held by third-party investors, are reflected as non-controlling interests in consolidated funds or debt obligations of CLOs in the consolidated financial statements. All of the revenues earned by the Company as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to the Company.
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
December 31, 2016
($ in thousands, except where noted)

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
Non-controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries reflect the portion of unitholders’ capital attributable to OCGH unitholders (“OCGH non-controlling interest”), related parties and third parties. All non-controlling interests in consolidated subsidiaries are attributed a share of income or loss in the respective consolidated subsidiary based on the relative economic interests of the OCGH unitholders, related parties or third parties after consideration of contractual arrangements that govern allocations of income or loss. Please see note 12 for more information.
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
December 31, 2016
($ in thousands, except where noted)

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
The Company adopted the new CLO measurement guidance on a modified retrospective approach as of January 1, 2016. Please see “—Recent Accounting Guidance” below for further details. Upon adoption, the

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

Company elected the fair value option for the financial liabilities of the consolidated CLOs and determined that the fair value of the CLO assets was more observable than the fair value of the CLO liabilities. Accordingly, the fair value of the CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services.
Fair Value Option
The Company has elected the fair value option for certain corporate investments that otherwise would not have reflected unrealized gains and losses in current-period earnings. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of investment income in the consolidated statements of operations. The Company’s accounting for these investments is similar to its accounting for investments held by the consolidated funds at fair value and the valuation methods are consistent with those used to determine the fair value of the consolidated funds’ investments.
The Company has elected the fair value option for the financial assets and financial liabilities of its consolidated CLOs. The assets and liabilities of CLOs are primarily reflected within the investments, at fair value and within the debt obligations of CLOs line items in the consolidated statements of financial condition. The Company’s accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. CLO liabilities are measured based on the more observable fair value of CLO assets under the new CLO measurement guidance, as discussed under “—Fair Value of Financial Instruments” above. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses, respectively, are included in interest expense and consolidated fund expenses in the consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities in accordance with the CLO measurement guidance are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations. Please see notes 6 and 10 for more information.
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
Derivatives and Hedging
A derivative is a financial instrument whose value is derived from an underlying financial instrument or index, such as interest rates, equity securities, currencies, commodities or credit spreads. Derivatives include futures, forwards, swaps or option contracts, and other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest-rate swaps or foreign-currency forwards).
The Company enters into derivatives as part of its overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign-currency exchange rates in the normal course of business are addressed as part of the Company’s overall risk management strategy that may result in the use of derivatives to economically hedge or reduce these exposures. To mitigate the risk associated with fluctuations in interest rates, the Company may enter into interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable-rate borrowings. The Company’s corporate investments in funds include investments denominated in currencies other than the U.S. dollar, which is the Company’s reporting currency and, consequently, are subject to fluctuations in foreign-currency exchange rates. The Company also receives management fees from certain funds and pays expenses in currencies other than the U.S. dollar. To reduce earnings and cash-flow volatility associated with changes in foreign-currency exchange rates caused by the

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

remeasurement of the Company’s corporate investments, management fees and expenses denominated in non-functional currencies, the Company may enter into foreign-currency option and forward contracts. As a result of the use of these or other derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. The Company attempts to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivatives.
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
Cash and Cash-equivalents
Cash and cash-equivalents include demand deposit accounts, money market funds and short-term investments with maturities of three months or less at the date of acquisition.
U.S. Treasury and Time Deposit Securities
Includes holdings of U.S. Treasury bills and time deposit securities with maturities greater than three months at the date of acquisition. These securities, classified as available-for-sale, are recorded at fair value with changes in fair value included in other comprehensive income (loss). Changes in fair value were not material for all years presented.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

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
Management Fees
Management fees are recognized over the period in which the investment advisory services are performed. The contractual terms of management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. However, for certain closed-end funds, management fees during the investment period are calculated based on drawn capital or cost basis. Additionally, for those closed-end funds for which management fees are based on committed capital, the Company sometimes elects to delay the start of the fund’s investment period and thus its full management fees, in which case the Company earns management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until the Company elects to start the fund’s investment period. The Company’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, a portion of the management fees earned by us is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. In the case of certain open-end and evergreen fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate.
The Company does not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. These fees are typically recognized as revenue in the period in which they are offset against the quarterly management fees that would otherwise be paid by the applicable fund, which is generally the quarter following the period in which the fees are received. Ancillary fees recognized in management fees for the years ended December 31, 2016, 2015 and 2014 were $32.5 million, $26.6 million and $32.7 million, respectively.
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and 10% to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. The Company has elected to adopt “Method 1” for revenue recognition based on a formula. Under this method, incentive income is recognized when fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to Oaktree. The Method 1 criteria for revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Incentives received by Oaktree before the above criteria have been met are deferred and recorded as a deferred incentive income liability within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. As of December 31, 2016 and 2015, respectively, there was $16.8 million and zero of deferred incentive income. The Company may receive tax distributions related to taxable income allocated by funds, which are treated as an

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that the Company grants to its investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. The Company has an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. The Company’s determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on its assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income. Incentive income compensation is expensed no later than the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by the Company or paid to the participant.
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
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, leasehold improvements, company-owned aircraft and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. Company-owned aircraft are depreciated using the straight-line method over their estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives on a straight-line basis, which range from three to seven years.
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense, including income related to amounts received for contractually reimbursable costs associated with the 2014 acquisition of the Highstar Capital team and certain Highstar entities (collectively “Highstar”).

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

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
Accounting Policies of Consolidated Funds
The Company deconsolidated substantially all of its investment funds upon adoption of the new consolidation guidance as of January 1, 2016. Investment vehicles in which we have a significant investment, such as CLOs and certain Oaktree funds, remain consolidated under GAAP. The Company records the economic interests in those consolidated funds, which are held by third-party investors, as debt obligations of CLOs or non-controlling interests in consolidated funds in the consolidated financial statements.
Investment Transactions and Income Recognition
The consolidated funds record investment transactions at cost on trade date for publicly-traded securities or when they have an enforceable right to acquire the security, which is generally on the closing date if not publicly

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

traded. Realized gains and losses on investments are recorded on a specific-identification basis. The consolidated funds record dividend income on the ex-dividend date and interest income on an accrual basis, unless the related investment is in default or if collection of the income is otherwise considered doubtful. The consolidated funds may hold investments that provide for interest payable in-kind rather than in cash, in which case the related income is recorded at its estimated net realizable amount.
Income Taxes
The consolidated funds may invest in operating entities that are treated as partnerships for U.S. federal income tax purposes which may give rise to unrelated business taxable income or income effectively connected with a U.S. trade or business.  In such situations, the consolidated funds permit certain investors to elect to participate in these investments through a “blocker structure” using entities that are treated as corporations for U.S. federal income tax purposes and are generally subject to U.S. federal, state and local taxes.  The consolidated funds withhold blocker expenses and tax payments from electing limited partners, which are treated as deemed distributions to such limited partners pursuant to the terms of the respective limited partnership agreement.
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
December 31, 2016
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
December 31, 2016
($ in thousands, except where noted)

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
Total-return Swaps
A total-return swap is an agreement to exchange cash flows based on an underlying asset. Pursuant to these agreements, a fund may deposit collateral with the counterparty and may pay a swap fee equal to a fixed percentage of the value of the underlying security (notional amount). A fund earns interest on cash collateral held on account with the counterparty and may be required to deposit additional collateral equal to the unrealized appreciation or depreciation on the underlying asset. Changes in the value of the swaps, which are recorded as unrealized gains or losses, are based on changes in the underlying value of the security. All amounts exchanged with the swap counterparty representing capital appreciation or depreciation, dividend income and expense, items of interest income on short proceeds, borrowing costs on short sales, and commissions are recorded as realized gains or losses. Dividend income and expense on the underlying assets are accrued as unrealized gains or losses on the ex-date. The average notional amounts of total-return swap contracts outstanding during 2016 were $7,050 long and $11,938 short, and $2,913,281 long and $15,644 short for 2015.
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
December 31, 2016
($ in thousands, except where noted)

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
Certain consolidated funds may invest in real property and real estate-related investments, including commercial mortgage-backed securities (“CMBS”) and real estate loans, that entail substantial inherent risks. There can be no assurance that such investments will increase in value or that significant losses will not be incurred. CMBS are subject to a number of risks, including credit, interest rate, prepayment and market. These risks can be affected by a number of factors, including general economic conditions, particularly those in the area where the related mortgaged properties are located, the level of the borrowers’ equity in the mortgaged properties, and the relative timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. Real estate loans include residential or commercial loans that are non-performing at the time of their acquisition or that become non-performing following their acquisition. Non-performing real estate loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or write-down of the principal balance. Moreover, foreclosure on collateral securing one or more real estate loans held by the consolidated funds may be necessary, which may be lengthy and expensive. Residential loans are typically subject to risks associated with the value of the underlying properties, which may be affected by a number of factors including general economic conditions, mortgage qualification standards, local market conditions such as employment levels, the supply of homes, and the safety, convenience and attractiveness of the properties and neighborhoods. Commercial loans are typically subject to risks associated with the ability of the borrower to repay, which may be impacted by general economic conditions, as well as borrower-specific factors including the quality of management, the ability to generate sufficient income to make scheduled principal and interest payments, or the ability to obtain alternative financing to repay the loan.
Certain consolidated funds hold over-the-counter derivatives that may allow counterparties to terminate derivative contracts prior to maturity under certain circumstances, thereby resulting in an accelerated payment of any net liability owed to the counterparty.
Recent Accounting Developments
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairments by eliminating step 2 of the goodwill impairment test. This step requires an entity to perform a hypothetical purchase price allocation to derive the implied fair value of goodwill. Under the new guidance, an impairment loss is recognized if the carrying value of a reporting unit exceeds its fair value. The impairment loss would equal the amount of that excess, limited to the total amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance is effective for the Company in the first quarter of 2020 on a prospective basis, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued guidance that amends the definition of a business. The guidance provides a framework to help determine whether a transaction involves an asset or a business. In general, if substantially all of the gross assets acquired or disposed of are concentrated in a single identifiable asset or group of similar identifiable assets, the transaction is deemed to not involve a business. This framework is expected to

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

reduce the number of transactions that an entity must further evaluate to determine whether they are business combinations or asset acquisitions. The definition of a business may also affect other aspects of accounting, such as goodwill impairment or consolidation. The guidance is effective for the Company in the first quarter of 2018, on a prospective basis. Early adoption is permitted. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
In October 2016, the FASB amended the consolidation guidance with respect to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. Under the guidance, a reporting entity considers its indirect economic interests in a VIE held through related parties that are under common control on a proportionate basis, consistent with the way it would evaluate its indirect economic interests held through related parties that are not under common control. Previously, a reporting entity’s indirect economic interests in a VIE held through related parties that are under common control were considered to be the equivalent of direct interests in their entirety. The guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. The guidance is effective for the Company in the first quarter of 2018, generally on a retrospective basis, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
In March 2016, the FASB issued guidance that affects several aspects of accounting for employee share-based payment awards. The amendments would impact the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt the guidance in the first quarter of 2017. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
In March 2016, the FASB issued guidance eliminating the requirement to retroactively apply the equity method of accounting when a reporting entity obtains significant influence over an investment (e.g., due to an increase in ownership) that previously had been accounted for under the cost basis or at fair value. Instead, the reporting entity would be required to apply the equity method of accounting prospectively from the date significant influence was obtained. The cost of the additional interest in the investee, if any, should be added to the current basis of the investment. The amendment also provides guidance for available-for-sale investments that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings as of the date the investment initially qualifies for the use of the equity method. The Company will adopt the guidance in the first quarter of 2017 on a prospective basis. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company expects to adopt the guidance in the first quarter of 2019, under the modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company does not expect that adoption will have a material impact on its consolidated statements of operations because all of its leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a significant gross up in total assets and total liabilities on the Company’s consolidated statements of financial position. Please see note 16 for more information on the Company’s minimum lease payments as of December 31, 2016.
In January 2016, the FASB issued guidance that changes the classification and measurement of financial instruments and amends certain disclosure requirements associated with the fair value of financial instruments. The

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

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
In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in the statements of financial position. Previously, such costs were reflected in the statements of financial position as a deferred asset. The new guidance requires these costs to be presented as a direct deduction from the related debt liability and to be amortized as interest expense. The amendment does not affect the current guidance on the recognition and measurement of debt issuance costs. The Company adopted the guidance in the first quarter of 2016 on a retrospective basis. The adoption resulted in the reclassification of deferred debt issuance costs related to the Company and the consolidated funds, respectively, of $3.6 million and $44.7 million as of December 31, 2015, from other assets to debt obligations in the consolidated statements of financial condition.
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
In August 2014, the FASB issued guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Additionally, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The Company adopted the guidance in the fourth quarter of 2016, with no impact on its consolidated financial statements.
In August 2014, the FASB issued guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity, such as a CLO. The guidance applies to reporting entities that are required to consolidate a collateralized financing entity under the VIE guidance when (a) the reporting entity measures all of the financial assets and financial liabilities of that consolidated financing entity at fair value in the consolidated financial statements and (b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance provides an alternative for measuring the financial assets and financial liabilities of a consolidated collateralized financing entity to eliminate differences in the fair value of those financial assets and financial liabilities as determined under GAAP. In the first quarter of 2016, the Company adopted the guidance on a modified retrospective basis, as of January 1, 2016. As a result, prior periods were not recast and a cumulative-effect reduction of unitholders’ capital in the amount of $32.1 million was recorded as of January 1, 2016.
In May 2014, the FASB issued guidance on revenue recognition that superseded most existing revenue recognition guidance, including industry-specific. The new guidance outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis. Under the new guidance, revenue would be recognized when an entity satisfies a performance obligation by transferring control of a promised

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

good or service to a customer in an amount that reflects the consideration for which the entity expects to be entitled for that good or service. Additionally, enhanced disclosures would be required regarding both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue.  The Company expects to adopt the guidance in the first quarter of 2018 on a modified retrospective basis.  The Company currently anticipates that the most significant effect of the new guidance relates to the recognition of incentive income.  The new guidance would require the Company to recognize incentive income when it concludes that it is probable that significant reversals of revenue will not occur in subsequent periods.  Under current GAAP, the amount of incentive income recognized by the Company is generally limited to the amount that is not contingent on a future event. The Company is in the process of evaluating the effects, if any, of adopting the new standard on its consolidated financial statements.
3. BUSINESS COMBINATIONS
In August 2014, the Company completed its acquisition of Highstar for $31.4 million in cash, 100,595 fully-vested OCGH units and contingent consideration of up to $60.0 million. Highstar is an investment management firm specializing in U.S. energy infrastructure, waste management and transportation. The transaction, which was immaterial to Oaktree’s consolidated financial statements, resulted in $50.8 million of goodwill, $28.0 million of identifiable intangible assets, primarily consisting of contractual rights associated with the management of Highstar Capital IV (“HS IV”), and $72.2 million of non-controlling interests in certain acquired subsidiaries that principally relate to investments in HS IV. Effective August 2014, the Company consolidated the financial position and results of operations of the controlled Highstar entities, including HS IV, and accounted for this transaction as a business combination. Please see notes 13 and 16 for more information regarding the contingent consideration liability.
4. VARIABLE INTEREST ENTITIES
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
Consolidated VIEs
As of December 31, 2016, the Company consolidated 17 VIEs for which it was the primary beneficiary, including eight funds managed by Oaktree, eight CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. One of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC, was formed to satisfy risk retention requirements under Section 15G of the Exchange Act. One of the CLOs had not priced as of December 31, 2016. As of December 31, 2015, the Company consolidated eight VIEs pursuant to the consolidation rules then in effect.
As of December 31, 2016, the assets and liabilities of the 16 consolidated VIEs representing funds and CLOs amounted to $4.6 billion and $3.9 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of December 31, 2016, the Company’s investments in consolidated VIEs had a carrying value of $304.5 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
As of December 31, 2016, the assets and liabilities of VIEs that were not consolidated, and the Company’s investments in those VIEs, are shown below. As of December 31, 2015, there were no VIEs for which the Company was not the primary beneficiary pursuant to the consolidation rules then in effect.

Carrying Value as of December 31, 2016

Assets of VIEs	$52,098,059
Liabilities of VIEs	$9,088,173

Corporate investments	$1,055,227
Due from affiliates	159,714
Maximum exposure to loss	$1,214,941
5. INVESTMENTS
Corporate Investments
Corporate investments consist of investments in funds and companies in which the Company does not have a controlling financial interest. Investments for which the Company is deemed to exert significant influence are accounted for under the equity method of accounting and reflect Oaktree’s ownership interest in each fund or company. In the case of investments for which the Company is not deemed to exert significant influence or control, the fair value option of accounting has been elected. Investment income represents the Company’s pro-rata share of income or loss from these funds or companies, or the change in fair value of the investment, as applicable. Oaktree’s general partnership interests are substantially illiquid. While investments in funds reflect each respective fund’s holdings at fair value, equity-method investments in DoubleLine and other companies are not adjusted to reflect the fair value of the underlying company. The fair value of the underlying investments in Oaktree funds is based on the Company’s assessment, which takes into account expected cash flows, earnings multiples and/or comparisons to similar market transactions, among other factors. Valuation adjustments reflecting consideration of credit quality, concentration risk, sales restrictions and other liquidity factors are integral to valuing these instruments. The Company adopted the new consolidation guidance effective the first quarter of 2016, resulting in the deconsolidation of substantially all of Oaktree’s investment funds.
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments:	2016	2015

Equity-method investments:
Funds	$981,209	$117,800
Companies	34,932	28,562
Other investments, at fair value	107,591	67,626
Total corporate investments	$1,123,732	$213,988

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

The components of investment income (loss) are set forth below:

	Year Ended December 31,
Investment Income (Loss):	2016	2015	2014

Equity-method investments:
Funds	$123,511	$1,813	$556
Companies	66,427	49,933	46,212
Other investments, at fair value	9,188	212	(13,073)
Total investment income	$199,126	$51,958	$33,695
Equity-method Investments
The Company’s equity-method investments include its investments in Oaktree funds for which it serves as general partner, and other third-party funds and companies that are not consolidated for which the Company is deemed to exert significant influence. The Company’s share of income or loss generated by these investments is recorded within investment income in the consolidated statements of operations. The Company’s equity-method investments in Oaktree funds principally reflect the Company’s general partner interests in those funds, which typically does not exceed 2.5% in each fund. The Oaktree funds are investment companies that follow a specialized basis of accounting established by GAAP. Equity-method investments in companies include the Company’s one-fifth equity stake in DoubleLine.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of December 31, 2016 and 2015, or for the years ended December 31, 2016, 2015 and 2014, no individual equity-method investment met the significance criteria. As a result, separate financial statements were not required for any of the Company’s equity-method investments.
Summarized financial information of the Company’s equity-method investments is set forth below. Equity-method investments were not material for periods prior to adoption of the deconsolidation guidance in the first quarter of 2016, pursuant to the consolidation rules then in effect.

Statement of Financial Condition:	As of December 31, 2016
Assets:
Cash and cash-equivalents	$3,713,045
Investments, at fair value	43,084,842
Other assets	1,994,304
Total assets	$48,792,191
Liabilities and Capital:
Debt obligations	$7,372,063
Other liabilities	2,028,065
Total liabilities	9,400,128
Total capital	39,392,063
Total liabilities and capital	$48,792,191

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

Statements of Operations:	Year Ended December 31, 2016
Revenues / investment income	$2,188,044
Interest expense	(176,009)
Other expenses	(899,288)
Net realized and unrealized gain on investments	4,065,939
Net income	$5,178,686
Other Investments, at Fair Value
Other investments, at fair value primarily consist of investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected, as well as derivatives utilized to hedge the Company’s exposure to investment income earned from unconsolidated funds. The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Year Ended December 31,
	2016	2015	2014

Realized gain (loss)	$1,808	$1,372	$2,838
Net change in unrealized gain (loss)	7,380	(1,160)	(15,911)
Total	$9,188	$212	$(13,073)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments:	2016	2015	2016	2015
United States:
Debt securities:
Consumer discretionary	$628,621	$3,387,072	16.5%	7.5%
Consumer staples	123,395	686,071	3.2	1.5
Energy	55,655	854,220	1.5	1.9
Financials	182,685	1,293,508	4.8	2.9
Government	5,234	95,508	0.1	0.2
Health care	337,138	1,135,799	8.9	2.5
Industrials	379,122	1,710,706	10.0	3.8
Information technology	272,637	1,293,815	7.2	2.9
Materials	237,417	1,393,521	6.2	3.1
Telecommunication services	93,893	471,711	2.5	1.0
Utilities	76,920	686,126	2.0	1.5
Total debt securities (cost: $2,378,759 and $15,304,870 as of December 31, 2016 and 2015, respectively)	2,392,717	13,008,057	62.9	28.8
Equity securities:
Consumer discretionary	711	1,813,832	0.0	4.0
Consumer staples	—	872,472	—	1.9
Energy	2,002	1,810,290	0.1	4.0
Financials	3,977	7,639,790	0.1	16.9
Health care	343	92,866	0.0	0.2
Industrials	1	1,728,086	0.0	3.8
Information technology	—	67,253	—	0.2
Materials	691	882,366	0.0	2.0
Telecommunication services	—	16,471	—	0.0
Utilities	—	156,865	—	0.3
Total equity securities (cost: $5,462 and $13,290,699 as of December 31, 2016 and 2015, respectively)	7,725	15,080,291	0.2	33.3

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments:	2016	2015	2016	2015
Europe:
Debt securities:
Consumer discretionary	$374,627	$1,329,387	9.8%	2.9%
Consumer staples	92,750	222,789	2.4	0.5
Energy	13,274	144,742	0.3	0.3
Financials	13,822	808,568	0.4	1.8
Government	1,996	46,946	0.1	0.1
Health care	210,078	197,569	5.5	0.5
Industrials	54,578	291,950	1.4	0.7
Information technology	23,832	71,168	0.6	0.2
Materials	226,961	377,460	6.0	0.8
Telecommunication services	214,182	200,610	5.6	0.4
Utilities	—	18,028	—	0.0
Total debt securities (cost: $1,214,068 and $4,207,531 as of December 31, 2016 and 2015, respectively)	1,226,100	3,709,217	32.1	8.2
Equity securities:
Consumer discretionary	—	270,370	—	0.6
Consumer staples	—	145,108	—	0.3
Energy	—	21,791	—	0.0
Financials	1,605	6,239,424	0.0	13.8
Government	—	40,290	—	0.1
Health care	—	79,582	—	0.2
Industrials	—	1,499,142	—	3.3
Information technology	—	1,646	—	0.0
Materials	—	475,306	—	1.1
Telecommunication services	—	4,834	—	0.0
Utilities	—	344,736	—	0.8
Total equity securities (cost: $1,494 and $7,627,245 as of December 31, 2016 and 2015, respectively)	1,605	9,122,229	0.0	20.2
Asia and other:
Debt securities:
Consumer discretionary	3,145	102,531	0.1	0.2
Consumer staples	5,994	33,061	0.2	0.1
Energy	9,570	193,645	0.3	0.4
Financials	—	27,413	—	0.1
Government	1,506	6,974	0.0	0.0
Health care	1,245	47,010	0.0	0.1
Industrials	15,450	268,710	0.4	0.6
Information technology	409	31,983	0.0	0.1
Materials	10,245	248,830	0.3	0.6
Telecommunication services	4,809	—	0.1	—
Utilities	928	2,713	0.0	0.0
Total debt securities (cost: $57,400 and $1,090,867 as of December 31, 2016 and 2015, respectively)	53,301	962,870	1.4	2.2

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments:	2016	2015	2016	2015
Asia and other:
Equity securities:
Consumer discretionary	$7,639	$506,761	0.2%	1.1%
Consumer staples	3,786	29,863	0.1	0.1
Energy	6,978	192,844	0.2	0.4
Financials	44,328	986,753	1.2	2.2
Health care	—	18,535	—	0.1
Industrials	21,564	1,032,225	0.6	2.3
Information technology	16,642	244,433	0.4	0.5
Materials	19,697	96,326	0.5	0.2
Telecommunication services	4,296	34,678	0.1	0.1
Utilities	1,856	154,824	0.1	0.3
Total equity securities (cost: $118,292 and $3,370,406 as of December 31, 2016 and 2015, respectively)	126,786	3,297,242	3.4	7.3
Total debt securities	3,672,118	17,680,144	96.4	39.2
Total equity securities	136,116	27,499,762	3.6	60.8
Total investments, at fair value	$3,808,234	$45,179,906	100.0%	100.0%
Securities Sold Short:
Equity securities (proceeds: $41,541 and $102,236 as of December 31, 2016 and 2015, respectively)	$(41,016)	$(91,246)
As of December 31, 2016 and 2015, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2016		2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$30,718	$109,398	$895,271	$(3,602,437)	$1,937,061	$(1,080,571)
CLO liabilities (1)	—	(120,702)	—	—	—	—
Foreign-currency forward contracts (2)	521	264	457,594	(98,420)	179,675	278,647
Total-return and interest-rate swaps (2)	(2,353)	(1,416)	(215,837)	(38,658)	54,437	(193,079)
Options and futures (2)	(1,293)	3	43,055	(30,198)	(38,431)	6,513
Swaptions (2)(3)	—	—	(2,933)	2,186	(1,158)	(4,770)
Total	$27,593	$(12,453)	$1,177,150	$(3,767,527)	$2,131,584	$(993,260)

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 7 for additional information.

(3)	A swaption is an option granting the buyer the right but not the obligation to enter into a swap agreement on a specified future date.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

6. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. Please see notes 10 and 18 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of December 31, 2016				As of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and time deposit securities (1)	$757,578	$—	$—	$757,578	$661,116	$—	$—	$661,116
Corporate investments	—	27,551	74,663	102,214	—	41,876	25,750	67,626
Foreign-currency forward contracts (2)	—	16,142	—	16,142	—	5,875	—	5,875
Total assets	$757,578	$43,693	$74,663	$875,934	$661,116	$47,751	$25,750	$734,617

Liabilities
Contingent consideration (3)	$—	$—	$(23,567)	$(23,567)	$—	$—	$(28,494)	$(28,494)
Foreign-currency forward contracts (3)	—	(7,805)	—	(7,805)	—	(3,286)	—	(3,286)
Interest-rate swaps (3)	—	(60)	—	(60)	—	(943)	—	(943)
Total liabilities	$—	$(7,865)	$(23,567)	$(31,432)	$—	$(4,229)	$(28,494)	$(32,723)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)
Amounts are included in other assets in the consolidated statements of financial condition, except for $5,377 of the December 31, 2016 amount, which is included within corporate investments in the consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

There were no transfers between Level I and Level II positions for the years ended December 31, 2016 and 2015.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Year Ended December 31,
	2016		2015		2014
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$25,750	$(28,494)	$—	$(27,245)	$—	$—
Contributions or additions	43,521	—	25,750	—	—	(25,559)
Distributions	(1,470)	—	—	—	—	—
Net gain (loss) included in earnings	6,862	4,927	—	(1,249)	—	(1,686)
Ending balance	$74,663	$(23,567)	$25,750	$(28,494)	$—	$(27,245)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$5,913	$4,927	$—	$(1,249)	$—	$(1,686)
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of December 31,			Significant Unobservable Input		Weighted Average
Financial Instrument	2016	2015	Valuation Technique		Range

Corporate investment – Limited partnership interests	$74,663	$25,750	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent consideration liability	23,567	28,494	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	45%

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
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

	As of December 31, 2016				As of December 31, 2015
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$2,973,482	$208,868	$3,182,350	$—	$7,891,929	$1,871,375	$9,763,304
Corporate debt – all other	—	460,975	28,793	489,768	5,450	4,902,226	3,009,164	7,916,840
Equities – common stock	129,362	61	6,693	136,116	4,836,422	256,604	8,729,202	13,822,228
Equities – preferred stock	—	—	—	—	—	—	1,363,542	1,363,542
Real estate	—	—	—	—	61,317	—	9,655,270	9,716,587
Real estate loan portfolios	—	—	—	—	—	—	2,597,405	2,597,405
Total investments	129,362	3,434,518	244,354	3,808,234	4,903,189	13,050,759	27,225,958	45,179,906
Derivatives:
Foreign-currency forward contracts	—	216	—	216	—	156,234	—	156,234
Swaps	—	141	—	141	—	16,544	—	16,544
Options and futures	—	—	—	—	—	25,559	—	25,559
Swaptions	—	—	—	—	—	14	—	14
Total derivatives	—	357	—	357	—	198,351	—	198,351
Total assets	$129,362	$3,434,875	$244,354	$3,808,591	$4,903,189	$13,249,110	$27,225,958	$45,378,257

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(2,953,880)	$—	$(2,953,880)	$—	$—	$—	$—
Subordinated notes (1)	—	(100,330)	—	(100,330)	—	—	—	—
Total CLO debt obligations	—	(3,054,210)	—	(3,054,210)	—	—	—	—
Securities sold short:
Equity securities	(41,016)	—	—	(41,016)	(91,246)	—	—	(91,246)
Derivatives:
Foreign-currency forward contracts	—	(4)	—	(4)	—	(64,364)	—	(64,364)
Swaps	—	(1,082)	—	(1,082)	—	(223,359)	(8,251)	(231,610)
Options and futures	—	—	—	—	(88)	(4,146)	—	(4,234)
Total derivatives	—	(1,086)	—	(1,086)	(88)	(291,869)	(8,251)	(300,208)
Total liabilities	$(41,016)	$(3,055,296)	$—	$(3,096,312)	$(91,334)	$(291,869)	$(8,251)	$(391,454)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 10 for more information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Other	Total
2016:
Beginning balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$—	$27,217,707
Cumulative-effect adjustment from adoption of accounting guidance	(1,672,305)	(3,007,287)	(8,725,026)	(1,363,542)	(9,655,270)	(2,597,405)	8,251	—	(27,012,584)
Transfers into Level III	83,218	657	3,089	—	—	—	—	—	86,964
Transfers out of Level III	(43,728)	—	—	—	—	—	—	—	(43,728)
Purchases	21,259	26,662	1,301	—	—	—	—	—	49,222
Sales	(57,659)	(219)	(2,651)	—	—	—	—	—	(60,529)
Realized gains (losses), net	389	2	—	—	—	—	—	—	391
Unrealized appreciation (depreciation), net	6,319	(186)	778	—	—	—	—	—	6,911
Ending balance	$208,868	$28,793	$6,693	$—	$—	$—	$—	$—	$244,354
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$6,196	$(186)	$778	$—	$—	$—	$—	$—	$6,788

2015:
Beginning balance	$1,555,656	$2,750,661	$9,044,579	$1,320,752	$9,216,056	$2,399,105	$(10,687)	$15,576	$26,291,698
Transfers into Level III	364,501	248,824	570,137	15,835	142,165	—	—	—	1,341,462
Transfers out of Level III	(199,119)	(246,615)	(1,427,473)	(32,692)	(61,317)	—	—	(12,000)	(1,979,216)
Purchases	684,359	1,267,168	1,706,683	203,077	1,973,704	1,207,691	—	—	7,042,682
Sales	(493,438)	(584,756)	(1,315,766)	(305,917)	(2,242,760)	(1,100,273)	—	(5,513)	(6,048,423)
Realized gains (losses), net	16,245	(4,670)	125,637	81,037	766,400	283,074	—	3,147	1,270,870
Unrealized appreciation (depreciation), net	(56,829)	(421,448)	25,405	81,450	(138,978)	(192,192)	2,436	(1,210)	(701,366)
Ending balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$—	$27,217,707
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(43,305)	$(340,883)	$(33,299)	$169,799	$342,560	$(192,192)	$2,436	$—	$(94,884)
Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations.
There were no transfers between Level I and Level II positions for the years ended December 31, 2016 and 2015.
Transfers out of Level III are generally attributable to certain investments that experienced a more significant level of market trading activity or completed an initial public offering during the respective period and thus

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

were valued using observable inputs. Transfers into Level III typically reflect either investments that experienced a less significant level of market trading activity during the period or portfolio companies that undertook restructurings or bankruptcy proceedings and thus were valued in the absence of observable inputs.
The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2016:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (9)(10)(11)	Range	Weighted Average (12)

Credit-oriented investments:
Consumer discretionary:	$7,658	Discounted cash flow (1)	Discount rate	5% – 13%	7%
	64,147	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Consumer Staples:	7,356	Discounted cash flow (1)	Discount rate	6% – 12%	7%
	23,182	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Energy:	12,758	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Industrials:	10,574	Discounted cash flow (1)	Discount rate	5% – 7%	6%
	4,230	Market approach (comparable companies) (2)	Earnings multiple (3)	5x - 7x	6x
	30,531	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Information technology:	11,681	Discounted cash flow (1)	Discount rate	6% – 13%	9%
	5,076	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Materials:	1,206	Discounted cash flow (1)	Discount rate	11% – 13%	12%
	15,586	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Other:	13,754	Discounted cash flow (1)	Discount rate	8% – 16%	12%
	9,137	Recent market information (6)	Quoted prices	Not applicable	Not applicable
	20,785	Recent transaction price (5)	Not applicable	Not applicable	Not applicable
Equity investments:
	3,542	Market approach (comparable companies) (2)	Earnings multiple (3)	4x – 11x	8x
	1,352	Discounted cash flow (1)	Discount rate	11% – 33%	14%
	1,799	Recent market information (6)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$244,354

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
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
December 31, 2016
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
December 31, 2016
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
During the year ended December 31, 2016, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company.
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
December 31, 2016
($ in thousands, except where noted)

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
7. DERIVATIVES AND HEDGING
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
As of December 31, 2016, the Company had one interest-rate swap outstanding, which expired in January 2017, that was designated to hedge the interest-rate risk of the $150.0 million outstanding principal balance remaining under the $250.0 million variable-rate bank term loan.  As of December 31, 2016, the hedge continued to be effective. As of December 31, 2015, the Company had an additional interest-rate swap that expired in January 2016 and was designated to hedge the interest-rate risk covering up to $150.0 million of the same bank term loan.
Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not designate as hedging instruments for accounting purposes. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
The fair value of foreign-currency forward sell contracts consisted of the following:

As of December 31, 2016:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Amount in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/9/17-12/29/17	242,100	$271,848	$257,652	$14,196
USD (buy GBP), expiring 1/31/17-12/29/17	72,565	72,565	78,143	(5,578)
Japanese Yen, expiring 1/31/17-2/28/17	6,150,000	52,511	52,792	(281)
Total		$396,924	$388,587	$8,337
As of December 31, 2015:
Euro, expiring 1/8/16-12/30/16	246,850	$274,135	$269,603	$4,532
USD (buy GBP), expiring 1/8/16-10/31/16	70,594	70,594	72,476	(1,882)
Japanese Yen, expiring 1/29/16-9/30/16	5,840,300	48,631	48,692	(61)
Total		$393,360	$390,771	$2,589

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2016	2015	2014

Investment income	$4,630	$—	$2,554
General and administrative expense (1)	(8,846)	23,554	31,772
Total	$(4,216)	$23,554	$34,326

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

As of both December 31, 2016 and 2015, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
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
The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2016		2015		2014
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$521	$264	$457,594	$(98,420)	$179,675	$278,647
Total-return and interest-rate swaps	(2,353)	(1,416)	(215,837)	(38,658)	54,437	(193,079)
Options and futures	(1,293)	3	43,055	(30,198)	(38,431)	6,513
Swaptions	—	—	(2,933)	2,186	(1,158)	(4,770)
Total	$(3,125)	$(1,149)	$281,879	$(165,090)	$194,523	$87,311

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

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
The average notional amounts of foreign-currency forward contracts outstanding during 2016 was $14.4 million long and zero short, and during 2015 were $5.4 billion long and $338.1 million short. Outstanding foreign-currency forward contracts as of December 31, 2016 and 2015, as shown in the table below, included $216 thousand and $156.2 million of gross unrealized appreciation, and $4 thousand and $64.4 million of gross unrealized depreciation, respectively.

As of December 31, 2016:	Buy (Sell) Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Amount in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/6/17-3/16/17	(10,248)	$10,997	$10,821	$176
Pound Sterling, expiring 1/6/17	(901)	1,146	1,110	36
Total		$12,143	$11,931	$212

As of December 31, 2015:	Buy (Sell) Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Amount in U.S. Dollars	Net Unrealized Appreciation (Depreciation)
Euro, expiring 1/12/16-11/13/18	(2,383,537)	$2,630,690	$2,600,245	$30,445
Pound Sterling, expiring 1/12/16-11/14/16	(1,401,289)	2,135,175	2,065,891	69,284
Canadian Dollar, expiring 2/4/16-5/19/16	(46,505)	35,279	33,485	1,794
Australian Dollar, expiring 3/17/16	(323,440)	228,399	234,428	(6,029)
Hong Kong Dollar, expiring 1/21/16	(1,896)	245	245	—
Japanese Yen, expiring 1/21/16 -4/7/16	(7,651,169)	62,040	63,709	(1,669)
Swiss Franc, expiring 1/21/16	(481)	493	481	12
Singapore Dollar, expiring 1/21/16	(2,444)	1,753	1,722	31
South Korean Won, expiring 1/4/16-12/1/16	(151,173,334)	132,553	128,757	3,796
New Zealand Dollar, expiring 3/17/16-6/9/16	(284,364)	178,371	193,723	(15,352)
Danish Krone, expiring 11/4/16	(362,000)	54,167	53,316	851
Chinese Yuan, expiring 3/17/16-5/20/16	(466,187)	74,667	71,220	3,447
Swedish Krona, expiring 1/21/16	(145)	(11)	(17)	6
U.S. Dollar (buy Euro), expiring 1/12/16-11/18/16	(32,547)	37,577	32,323	5,254
Total		$5,571,398	$5,479,528	$91,870

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2016:		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$16,142	$7,805	$—	$8,337
Derivative assets of consolidated funds:
Foreign-currency forward contracts	216	4	—	212
Total-return and interest-rate swaps	141	141	—	—
Subtotal	357	145	—	212
Total	$16,499	$7,950	$—	$8,549

Derivative Liabilities:
Foreign-currency forward contracts	$(7,805)	$(7,805)	$—	$—
Interest-rate swaps	(60)		—	(60)
Subtotal	(7,865)	(7,805)	—	(60)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(4)	(4)	—	—
Total-return and interest-rate swaps	(1,082)	(141)	(941)	—
Subtotal	(1,086)	(145)	(941)	—
Total	$(8,951)	$(7,950)	$(941)	$(60)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2015:		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$5,875	$2,047	$—	$3,828
Derivative assets of consolidated funds:
Foreign-currency forward contracts	156,234	38,033	—	118,201
Total-return and interest-rate swaps	16,544	4,526	—	12,018
Options and futures	25,559	5,665	—	19,894
Swaptions	14	14	—	—
Subtotal	198,351	48,238	—	150,113
Total	$204,226	$50,285	$—	$153,941

Derivative Liabilities:
Foreign-currency forward contracts	$(3,286)	$(2,047)	$—	$(1,239)
Interest-rate swaps	(943)	—	—	(943)
Subtotal	(4,229)	(2,047)	—	(2,182)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(64,364)	(38,788)	—	(25,576)
Total-return and interest-rate swaps	(231,610)	(5,304)	(202,677)	(23,629)
Options and futures	(4,234)	(4,146)	(88)	—
Subtotal	(300,208)	(48,238)	(202,765)	(49,205)
Total	$(304,437)	$(50,285)	$(202,765)	$(51,387)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

8. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements and company-owned aircraft, are included in other assets in the consolidated statements of financial position. In September 2016, the Company entered into a purchase contract and made a deposit for a new corporate aircraft to be delivered in 2017, at which time it plans to sell its existing corporate aircraft. In connection with its planned sale, the Company recorded a $4.4 million impairment charge on the existing aircraft within other income (expense), net. The fair value of the existing aircraft was based on prices for similar aircraft.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of December 31,
	2016	2015

Furniture, equipment and capitalized software	$18,771	$16,820
Leasehold improvements	49,626	43,107
Corporate aircraft	66,277	12,439
Other	3,748	3,295
Fixed assets	138,422	75,661
Accumulated depreciation	(45,344)	(36,394)
Fixed assets, net	$93,078	$39,267
9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of December 31, 2016, the Company determined there was no goodwill impairment. The carrying value of goodwill was $69.3 million as of December 31, 2016 and 2015.
The following table summarizes the carrying value of intangible assets:

	As of December 31,
	2016	2015

Contractual rights	$28,017	$28,017
Accumulated amortization	(9,675)	(5,671)
Intangible assets, net	$18,342	$22,346
Amortization expense associated with the Company's intangible assets was $4.0 million for the years ended December 31, 2016 and 2015, and $1.7 million for the year ended December 31, 2014. Amortization expense is estimated to be $4.0 million for each of the years ending December 31, 2017–2020, and $2.3 million for 2021.
Goodwill and intangible assets are included in other assets in the consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

10. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of December 31,
	2016	2015
$50,000, 6.09%, issued in June 2006, matured on June 6, 2016	$—	$50,000
$50,000, 5.82%, issued in November 2006, matured on November 8, 2016	—	50,000
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	250,000	250,000
$250,000, rate as described below, term loan issued in March 2014, payable on March 31, 2021	150,000	250,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	—
Total remaining principal	750,000	850,000
Less: Debt issuance costs	(4,103)	(3,646)
Debt obligations	$745,897	$846,354
As of December 31, 2016, future scheduled principal payments of debt obligations were as follows:

2017	$—
2018	—
2019	250,000
2020	—
2021	150,000
Thereafter	350,000
Total	$750,000
In June and November 2016, the Company paid an aggregate $100.0 million for the full maturing principal balances on its 6.09% and 5.82% senior notes. The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2016 and 2015.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $756.6 million and $855.3 million as of December 31, 2016 and 2015, respectively, utilizing an average borrowing rate of 3.9% and 3.7%, respectively. As of December 31, 2016, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $739.2 million, whereas a 10% decrease would increase the estimated fair value to $774.8 million.
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
December 31, 2016
($ in thousands, except where noted)

to prepay the Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”), of which $100 million was repaid in July 2016, and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extended the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. Utilizing an interest-rate swap, the Term Loan’s annual interest rate is fixed at 2.22% through January 2017, based on such current credit ratings. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of December 31, 2016, the Company had no outstanding borrowings under its $500 million revolving credit facility and was able to draw the full amount available without violating any financial maintenance covenants.
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
The Company adopted the new consolidation guidance as of January 1, 2016, resulting in the deconsolidation of substantially all of Oaktree’s investment funds as of that date. As of December 31, 2016, the consolidated funds had senior variable rate notes with an aggregate outstanding principal balance of $489.0 million. The fair value of the senior variable rate notes is a Level III valuation and approximated carrying value due to their recent issuance date as of December 31, 2016. Prior to adoption, as of December 31, 2015, the consolidated funds had credit facilities and senior variable rate notes with an aggregate outstanding principal balance of $6.5 billion. The fair value of the revolving credit facilities is a Level III valuation and approximated carrying value due to their short-term nature. The fair value of the credit facilities and senior variable rate notes is a Level III valuation and aggregated $3.7 billion as of December 31, 2015, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

The consolidated funds had the following revolving credit facilities and term loans outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee
Credit Agreement	2016	2015
Credit facilities	$—	$2,381,324	$450,000	1.25%	4/19/2019	N/A	N/A
Revolving credit facilities	—	2,718,394	N/A	N/A	N/A	N/A	N/A
Senior variable rate notes (2)	488,997	1,363,044	$489,000	Various	10/20/2027	N/A	N/A
Total debt obligations	488,997	6,462,762
Less: Debt issuance costs	(5,041)	(20,020)
Total debt obligations, net	$483,956	$6,442,742

(1)	The facility bears interest at an annual rate of LIBOR plus the applicable margin.

(2)	The weighted average interest rate was 2.63% as of December 31, 2016.

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans of CLOs that had not priced as of period end. The table below sets forth the outstanding debt obligations of CLOs as of the date indicated.

	As of December 31, 2016			As of December 31, 2015
	Carrying Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Carrying Value	Fair Value (2)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (3)	$471,603	2.90%	8.2	$457,196	$447,460	2.37%	9.3
Senior secured notes (3)	470,298	3.03%	9.9	454,423	446,558	2.52%	11.0
Senior secured notes (4)	49,336	3.31%	2.0	79,914	78,632	2.96%	3.0
Senior secured notes (5)	357,706	1.73%	10.7	363,709	357,626	2.26%	11.7
Senior secured notes (3)	467,084	2.96%	11.0	455,295	448,933	2.54%	12.0
Senior secured notes (5)	360,234	2.29%	11.3	361,142	359,914	2.29%	12.3
Senior secured notes (5)	395,458	2.28%	12.4	—	—	—	—
Senior secured notes (5)	382,161	1.99%	13.2	—	—	—	—
Subordinated note (6)	12,281	N/A	9.9	25,500	16,400	N/A	11.0
Subordinated note (6)	17,871	N/A	10.7	21,183	15,876	N/A	11.7
Subordinated note (6)	18,432	N/A	11.0	25,500	18,337	N/A	12.0
Subordinated note (6)	13,422	N/A	11.3	17,924	11,928	N/A	12.3
Subordinated note (6)	17,073	N/A	12.4	12,036	12,036	N/A	1.6
Subordinated note (6)	21,251	N/A	13.2	—	—	—	—
Term loan	—	—	—	81,238	81,238	1.20%	1.6
Total CLO debt obligations	3,054,210			2,355,060	$2,294,938
Less: Debt issuance costs	—			(24,701)
Total CLO debt obligations, net	$3,054,210			$2,330,359

(1)
The Company adopted the CLO measurement guidance on a modified retrospective approach as of January 1, 2016. Upon adoption, the Company elected the fair value option for the financial liabilities of the consolidated CLOs and determined that the fair value of the CLO assets was more observable than the fair value of the CLO liabilities. Accordingly, the fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Please see notes 2 and 6 for more information.

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
December 31, 2016
($ in thousands, except where noted)

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of December 31, 2016 and 2015, the fair value of CLO assets was $3.4 billion and $2.6 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
As of December 31, 2016, future scheduled principal (or par value) payments with respect to the debt obligations of CLOs were as follows:

2017	$—
2018	49,336
2019	—
2020	—
2021	—
Thereafter	3,002,952
Total	$3,052,288

11. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$38,173,125	$41,681,155	$38,834,831
Cumulative-effect adjustment from adoption of accounting guidance	(37,969,042)	—	—
Contributions	144,060	5,796,081	9,420,044
Distributions	(56,557)	(7,407,437)	(7,962,362)
Net income (loss)	20,988	(1,812,539)	1,647,753
Change in distributions payable	(4,227)	387,989	(528,051)
Change in accrued or deferred contributions	—	526	(26,760)
Initial consolidation of a fund	34,095	—	902,979
Foreign-currency translation and other	1,605	(472,650)	(607,279)
Ending balance	$344,047	$38,173,125	$41,681,155

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

12. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest, related parties and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of December 31, 2016 and 2015, respectively, OCGH units represented 91,758,067 of the total 154,790,343 Oaktree Operating Group units and 91,937,873 of the total 153,907,733 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,754,882 and $1,575,504 as of December 31, 2016 and 2015, respectively, the OCGH non-controlling interest was $1,040,274 and $941,141. As of December 31, 2016 and 2015, non-controlling interests attributable to certain related parties and third parties was $10,045 and $102,789, respectively.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Quarterly Period Ended	Distribution Per Unit
November 14, 2016	November 7, 2016	September 30, 2016	$0.65
August 12, 2016	August 8, 2016	June 30, 2016	0.58
May 13, 2016	May 9, 2016	March 31, 2016	0.55
February 26, 2016	February 19, 2016	December 31, 2015	0.47
Total 2016			$2.25

November 12, 2015	November 9, 2015	September 30, 2015	$0.40
August 13, 2015	August 10, 2015	June 30, 2015	0.50
May 14, 2015	May 11, 2015	March 31, 2015	0.64
February 25, 2015	February 19, 2015	December 31, 2014	0.56
Total 2015			$2.10

November 13, 2014	November 10, 2014	September 30, 2014	$0.62
August 14, 2014	August 11, 2014	June 30, 2014	0.55
May 15, 2014	May 12, 2014	March 31, 2014	0.98
February 27, 2014	February 24, 2014	December 31, 2013	1.00
Total 2014			$3.15

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the OCGH non-controlling interest and to Class A unitholders:

	Year Ended December 31,
	2016	2015	2014
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	92,122	104,427	110,078
Class A unitholders	62,565	49,324	42,582
Total weighted average units outstanding	154,687	153,751	152,660
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$343,781	$195,162	$386,398
Net income attributable to Class A unitholders	233,765	87,620	146,446
Oaktree Operating Group net income (1)	$577,546	$282,782	$532,844
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$233,765	$87,620	$146,446
Non-Operating Group expenses	(1,176)	(2,097)	(1,645)
Income tax expense of Intermediate Holding Companies	(37,884)	(14,174)	(18,518)
Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283

(1)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $4,696, $10,214 and $12,981 for the years ended December 31, 2016, 2015 and 2014, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283
Equity reallocation between controlling and non-controlling interests	14,388	181,539	51,525
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$209,093	$252,888	$177,808
In November 2015, the Company’s board of directors approved the exchange of 12,998,725 outstanding vested and unvested OCGH units (the “November 2015 Exchange”) held by employees, former employees and other existing OCGH unitholders into an equal number of Class A units, which continued to be owned by the same unitholders.  The exchange did not result in an increase to the tax receivable agreement liability. The Class A units issued in the exchange are subject to a three-year lock-up that is scheduled to be released in equal quarterly increments, generally two business days after the Company’s quarterly earnings release, beginning with the earnings release for the fourth quarter of 2015 that was announced on February 9, 2016.  As a result, approximately 1.1 million Class A units will become newly eligible for sale each quarter through the earnings release for the third quarter of 2018.
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
December 31, 2016
($ in thousands, except where noted)

acquire interests in the Company’s business from certain of the Company’s directors, employees and other investors, including certain senior executives and other members of the Company’s senior management.
Please see notes 13, 14 and 15 for additional information regarding transactions that impacted unitholders’ capital.
13. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2016	2015	2014
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283
Weighted average number of Class A units outstanding (basic and diluted)	62,565	49,324	42,582
Basic and diluted net income per Class A unit	$3.11	$1.45	$2.97
Vested OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of December 31, 2016, there were 91,758,067 OCGH units outstanding, which are vested or will vest through March 1, 2026, that ultimately may be exchanged into 91,758,067 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the years ended December 31, 2016, 2015 and 2014.
In connection with the Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of December 31, 2016, 2015 and 2014, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for each of those years. Please see note 16 for more information.
14. EQUITY-BASED COMPENSATION
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of December 31, 2016, a maximum of 23,086,160 units have been authorized to be awarded pursuant to the 2011 Plan, and 9,363,365 units (including 2,000,000 EVUs and 36,387 phantom units) have been awarded under the 2011 Plan. A total of 4,954,976 OCGH units were awarded and issued pursuant to the 2007 Oaktree Capital Group Equity Incentive Plan, which was discontinued for future issuances on March 28, 2012. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Class A and OCGH units issued and outstanding were 154,790,343 as of December 31, 2016.
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
December 31, 2016
($ in thousands, except where noted)

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
Class A and OCGH Unit Awards
In 2016, the Company granted 830,949 Class A units and 879,667 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.0 years. As of December 31, 2016, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $141.5 million over a weighted average period of 4.1 years.
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
The estimated time-to-liquidity assumption was 5.5 years in the first quarter of 2014 and 5.6 years in the most recent valuation in 2016. The estimated time to liquidity is influenced primarily by the need for (a) the general partner of OCGH to elect in its discretion to declare an open period during which an OCGH unitholder may exchange his or her unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and (b) the approval of the Company’s board of directors to exchange such OCGH units into any of the foregoing. Board approval is based primarily on the objective of maintaining an orderly market for Oaktree’s units, but may take into account any other factors that the board may deem appropriate in its sole discretion. Volatility is estimated from historical and implied volatilities of the Company and six comparable public alternative asset management companies.
In valuing employee OCGH unit grants, the discount percentage applied to the then-prevailing Class A unit trading price was 25% from January 1, 2014 to April 30, 2014, and 20% from May 1, 2014 to December 31, 2016. The decline in the discount percentage was primarily attributable to lower volatility. The calculation of compensation expense assumes a forfeiture rate of up to 3.0% annually, based on expected employee turnover. Compensation expense is revised annually or more frequently, as necessary, to adjust for actual forfeitures and to reflect expense only for those units that ultimately vest. In each period presented, forfeitures were not materially different from the assumed rate.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

A summary of the status of the Company’s unvested Class A and OCGH unit awards and a summary of changes for the periods presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	16,582	$45.34	4,465,722	$30.30
Granted	7,164	58.88	1,770,418	43.98
Vested	(4,697)	44.54	(1,109,170)	24.90
Forfeited	—	—	(55,978)	34.42
Balance, December 31, 2014	19,049	50.63	5,070,992	36.21
Granted	7,940	55.75	1,175,213	44.04
Vested	(50,931)	40.11	(1,421,597)	32.38
Exchanged (1)	2,418,282	38.10	(2,418,282)	38.10
Forfeited	(18,000)	42.29	(140,359)	35.68
Balance, December 31, 2015	2,376,340	38.18	2,265,967	40.70
Granted	830,949	46.79	879,667	35.96
Vested	(997,039)	37.71	(601,249)	39.18
Forfeited	(81,850)	35.63	(206,432)	34.60
Balance, December 31, 2016	2,128,400	$41.86	2,337,953	$39.80

(1)	Represents the unvested units with respect to the November 2015 exchange of 12,998,725 outstanding vested and unvested OCGH units into an equal number of Class A units.
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
Certain EVUs provide the holder with certain liquidity rights in respect of the one-time special distribution that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of December 31, 2016, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of December 31, 2016, the Company expected to recognize $5.3 million of compensation expense on its unvested EVUs over the next 3.0 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

15. INCOME TAXES AND RELATED PAYMENTS
Oaktree is a publicly traded partnership and Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., two of its Intermediate Holding Companies, are wholly-owned corporate subsidiaries. Income earned by these corporate subsidiaries is subject to U.S. federal and state income taxation and taxed at prevailing rates. Income earned by non-corporate subsidiaries is not subject to U.S. federal corporate income tax and is allocated to the Oaktree Operating Group’s unitholders. The Company’s effective tax rate is dependent on many factors, including the estmated nature of many amounts and the mix of revenues and expenses between the subsidiaries that are or are not subject to income tax; consequently, from period to period the effective tax rate is subject to significant variation.
Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
U.S. federal income tax	$10,268	$1,478	$4,128
State and local income tax	6,154	1,650	(372)
Foreign income tax	1,436	2,621	2,245
	$17,858	$5,749	$6,001
Deferred:
U.S. federal income tax	$23,835	$11,306	$12,544
State and local income tax	2,110	786	1,836
Foreign income tax	(1,284)	(292)	(1,845)
	$24,661	$11,800	$12,535
Total:
U.S. federal income tax	$34,103	$12,784	$16,672
State and local income tax	8,264	2,436	1,464
Foreign income tax	152	2,329	400
Income tax expense	$42,519	$17,549	$18,536
The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Domestic income (loss) before income taxes	$623,712	$(1,518,108)	$2,195,174
Foreign income (loss) before income taxes	(15,090)	2,695	(1,086)
Total income (loss) before income taxes	$608,622	$(1,515,413)	$2,194,088
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2016	2015	2014
Income tax expense at federal statutory rate	35.00%	35.00%	35.00%
Income passed through	(30.31)	(35.91)	(34.15)
State and local taxes, net of federal benefit	1.28	(0.17)	0.05
Foreign taxes	0.89	(0.09)	0.04
Other, net	0.13	0.01	(0.10)
Total effective rate	6.99%	(1.16)%	0.84%

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2016	2015	2014
Deferred tax assets:
Investment in partnerships	$386,796	$414,142	$351,962
Equity-based compensation expense	4,449	3,773	5,514
Other, net	14,329	9,675	3,071
Total deferred tax assets	405,574	427,590	360,547
Total deferred tax liabilities	960	1,792	3,183
Net deferred tax assets before valuation allowance	404,614	425,798	357,364
Valuation allowance	—	—	—
Net deferred tax assets	$404,614	$425,798	$357,364
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2016, all deferred tax assets were more likely than not to be realized in future periods.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2016, the total reserve balance, including interest and penalties, was $8.9 million.
The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits, January 1	$4,956	$5,575	$10,390
Additions for tax positions related to the current year	350	1,156	1,492
Additions for tax positions related to prior years	2,121	109	—
Reductions for tax positions related to prior years	(79)	—	(1,373)
Settlements	—	—	(3,657)
Lapse in statute of limitations	(1,580)	(1,884)	(1,277)
Unrecognized tax benefits, December 31	$5,768	$4,956	$5,575
If the above tax benefits as of December 31, 2016 were to be recognized in 2016, the $5.8 million would impact the annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of December 31, 2016 and 2015, respectively, the aggregate amount of interest and penalties accrued was $3.1 million and $1.5 million.  The Company recognized a net expense of $1.6 million in 2016, no net change in 2015 and a net benefit of $2.9 million in 2014. There was no net change in the amount of interest and penalties accrued between December 31, 2014 and December 31, 2015,

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

because the $0.9 million charge for interest and penalties in 2015 was fully offset by a $0.9 million benefit from the reversal of prior-year accruals upon the lapse in the statute of limitations.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2013. Taxing authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. During the year ending December 31, 2017, the Company believes that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $4.6 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
Exchange Agreement and Tax Receivable Agreement
Subject to certain restrictions and the approval of the Company’s board of directors, each holder of OCGH units has the right to exchange his or her vested units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices and/or other consideration of equal value. Certain of the Oaktree Operating Group entities made an election under Section 754 of the U.S. Internal Revenue Code, as amended (the “Code”), which may result in an adjustment to the tax basis of the assets owned by the Oaktree Operating Group at the time of an exchange. These exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would otherwise be required to pay in the future.
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
Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments to OCGH unitholders under the tax receivable agreement, as of December 31, 2016, are estimated to aggregate $33.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $71.3 million over the period ending approximately in 2034 with respect to the initial public offering, $99.0 million over the period ending approximately in 2035 with respect to the May 2013 Offering, $74.5 million over the period ending approximately in 2036 with respect to the March 2014 Offering, and $62.7 million over the period ending approximately in 2037 with respect to the March 2015 Offering. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
In the years ended December 31, 2016, 2015 and 2014, respectively, $18.8 million, $15.7 million and $10.1 million were paid under the tax receivable agreement.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

16. COMMITMENTS AND CONTINGENCIES
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of December 31, 2016 and 2015, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,970,755 and $1,540,469, for which related direct incentive income compensation expense was estimated to be $1,026,345 and $750,077.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. As of December 31, 2016 and 2015, the fair value of the contingent consideration liability was $23.6 million and $28.5 million, respectively. Changes in this liability resulted in income of $4.9 million in 2016, and expense of $1.2 million and $1.7 million in 2015 and 2014, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the consolidated statements of operations.
Commitments to Funds
As of December 31, 2016 and 2015, the Company, generally in its capacity as general partner, had undrawn capital commitments of $565.4 million and $469.4 million, respectively, including commitments to both unconsolidated and consolidated funds.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 17 other cities in the U.S., Europe, Asia and Australia, pursuant to current lease terms expiring through 2030. Occupancy costs, including non-lease expenses, were $22,637, $19,305 and $18,040 for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2017	$10,056
2018	14,275
2019	14,556
2020	14,961
2021	11,672
Thereafter	55,480
Total	$121,000
Investment Commitments of Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2016 and 2015, the consolidated funds had potential aggregate commitments of $2.1 million and $1.3 billion, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2016 and 2015, the aggregate amounts guaranteed were zero and $142.4 million, respectively.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the year ended December 31, 2016, the consolidated funds did not provide any financial support to portfolio companies.
17. EMPLOYEE BENEFITS
Oaktree provides certain employee benefits, including a voluntary 401(k) savings plan for which the Company makes an annual profit sharing contribution equal to up to 4.5% of total compensation for employees below certain compensation levels and up to 13.2% of total compensation, subject to prescribed limits, for employees meeting certain eligibility requirements. For the years ended December 31, 2016, 2015 and 2014, the Company incurred expenses of $8.8 million, $9.1 million and $7.8 million, respectively, in connection with the plan. Oaktree also has a discretionary annual bonus program for all employees, which is based, in part, on adjusted net income.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

18. RELATED PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2% to 3%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $164,335 and $160,952 as of December 31, 2016 and 2015, respectively, based on a discount rate of 10.0%.

	As of December 31,
	2016	2015
Due from affiliates:
Loans	$19,325	$29,718
Amounts due from unconsolidated funds	53,573	777
Management fees and incentive income due from unconsolidated funds	130,708	—
Payments made on behalf of unconsolidated entities	3,779	3,788
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,258	1,616
Total due from affiliates	$208,643	$35,899
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 15)	$340,966	$356,851
Amounts due to senior executives, certain non-controlling interest holders and employees	5,577	—
Total due to affiliates	$346,543	$356,851
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The notes, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $906, $2,144 and $1,440 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $1.0 billion, $75.2 million and $67.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Other Investment Transactions
The Company’s senior executives, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees’ behalf. These advances are reimbursed generally toward the end of the calendar quarter in

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

which the capital calls occurred. Amounts advanced by the Company are included above in non-interest bearing advances made to certain non-controlling interest holders and employees.
Aircraft Services
In March 2015, the Company exercised a purchase option on an airplane lease for $12.5 million. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel, in which case he reimburses the Company, pursuant to Company policy as of December 31, 2016.  Additionally, the Company occasionally makes use of an aircraft owned by one of its senior executives for business purposes at a price to the Company that is based on market rates. In September 2016, the Company entered into a purchase contract and made a deposit for a new corporate aircraft expected to be delivered in 2017, at which time it plans to sell its existing corporate aircraft.
Special Allocations
Certain senior executives receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations, which are recorded as compensation expense, are made on a current basis for so long as they remain senior executives of the Company, with limited exceptions.
19. CAPITAL REQUIREMENTS OF REGULATED ENTITIES
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
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2016 and 2015, respectively, there was approximately $92.8 million and $71.3 million of such potentially restricted amounts.
20. SEGMENT REPORTING
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
Adjusted Net Income
The Company’s chief operating decision maker uses adjusted net income (“ANI”) as a tool to help evaluate the financial performance of, and make resource allocations and other operating decisions for, the investment management segment. The components of revenues and expenses used in the determination of ANI do not give effect to the consolidation of the funds that the Company manages. Segment revenues include investment income (loss) that is classified in other income (loss) in the GAAP-basis statements of operations. Segment revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for segment reporting as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) differences arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (d) income taxes, (e) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (f) the adjustment for non-controlling interests. Moreover, third-party placement costs associated with closed-end funds under GAAP are expensed as incurred, but for ANI are capitalized and amortized as general and administrative expense in proportion to the associated management fee stream. Gains and losses resulting from foreign-currency transactions and hedging activities

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for ANI, foreign-currency transaction gains and losses are included in other income (expense), net. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP-basis statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for segment reporting they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level.
ANI was as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Management fees	$785,673	$753,805	$762,823
Incentive income	355,152	263,806	491,402
Investment income	221,377	48,253	117,662
Total revenues	1,362,202	1,065,864	1,371,887
Expenses:
Compensation and benefits	(381,937)	(404,442)	(379,360)
Equity-based compensation	(51,759)	(37,978)	(19,705)
Incentive income compensation	(169,683)	(141,822)	(231,871)
General and administrative	(123,784)	(120,783)	(127,954)
Depreciation and amortization	(12,219)	(10,018)	(7,249)
Total expenses	(739,382)	(715,043)	(766,139)
Adjusted net income before interest and other income (expense)	622,820	350,821	605,748
Interest expense, net of interest income (1)	(31,845)	(35,032)	(30,190)
Other income (expense), net	(8,392)	(3,927)	(2,431)
Adjusted net income	$582,583	$311,862	$573,127

(1)	Interest income was $6.6 million, $5.1 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Oaktree Capital Group, LLC	$194,705	$71,349	$126,283
Incentive income (1)	1,407	(19,002)	28,813
Incentive income compensation (1)	(1,407)	19,009	(10,677)
Investment income (2)	(21,814)	—	—
Equity-based compensation (3)	11,965	16,403	21,690
Placement costs (4)	11,870	3,619	—
Foreign-currency hedging (5)	1,496	2,619	(2,003)
Acquisition-related items (6)	(924)	5,251	2,442
Income taxes (7)	42,519	17,549	18,536
Non-Operating Group expenses (8)	1,176	2,097	1,645
Non-controlling interests (8)	341,590	192,968	386,398
Adjusted net income	$582,583	$311,862	$573,127

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG.

(2)
This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs, which under GAAP are marked-to-market but for segment reporting are accounted for at amortized cost, subject to impairment.

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

(6)
This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability, which are excluded from adjusted net income.

(7)	Because adjusted net income and fee-related earnings are pre-tax measures, this adjustment adds back the effect of income tax expense.

(8)
Because adjusted net income and fee-related earnings are calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the consolidated financial statements:

	As of or for the Year Ended December 31, 2016
	Segment	Adjustments	Consolidated
Management fees (1)	$785,673	$(11,086)	$774,587
Incentive income (1)	355,152	(3,993)	351,159
Investment income (1)	221,377	(22,251)	199,126
Total expenses (2)	(739,382)	(49,954)	(789,336)
Interest expense, net (3)	(31,845)	(88,765)	(120,610)
Other income (expense), net (4)	(8,392)	21,882	13,490
Other income of consolidated funds (5)	—	180,206	180,206
Income taxes	—	(42,519)	(42,519)
Net income attributable to non-controlling interests in consolidated funds	—	(22,921)	(22,921)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(348,477)	(348,477)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$582,583	$(387,878)	$194,705
Corporate investments (6)	$1,480,928	$(357,196)	$1,123,732
Total assets (7)	$3,313,714	$4,335,396	$7,649,110

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds, (b) for management fees, the reclassification of $408 of net gains related to foreign-currency hedging activities to general and administrative expense and (c) for investment income, differences of $21,814 related to corporate investments in CLOs, which under GAAP are marked-to-market but for segment reporting accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $13,627 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $4,428, (c) expenses incurred by the Intermediate Holding Companies of $1,051, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $1,407, (e) acquisition-related items of $924, (f) adjustments of $21,194 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $1,661 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $11,870 related to third-party placement costs, and (i) $1,776 of net losses related to foreign-currency hedging activities.

(3)
The interest expense adjustment represents the inclusion of interest expense attributable to third-party investors in CLOs, non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $21,194 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $688 of net losses related to foreign-currency hedging activities to general and administrative expense.

(5)
The adjustment to other income of consolidated funds primarily represents the inclusion of interest, dividend and other investment income attributable to third-party investors in CLOs and non-controlling interests of the consolidated funds.

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds, including investments that are treated as equity- or cost-method investments for segment reporting. The $1.5 billion of corporate investments included $1.2 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2015
	Segment	Adjustments	Consolidated
Management fees (1)	$753,805	$(558,497)	$195,308
Incentive income (1)	263,806	(257,209)	6,597
Investment income (1)	48,253	3,705	51,958
Total expenses (2)	(715,043)	(225,865)	(940,908)
Interest expense, net (3)	(35,032)	(181,767)	(216,799)
Other income (expense), net (4)	(3,927)	23,933	20,006
Other income (loss) of consolidated funds (5)	—	(631,575)	(631,575)
Income taxes	—	(17,549)	(17,549)
Net loss attributable to non-controlling interests in consolidated funds	—	1,809,683	1,809,683
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(205,372)	(205,372)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$311,862	$(240,513)	$71,349
Corporate investments (6)	$1,434,109	$(1,220,121)	$213,988
Total assets (7)	$3,254,082	$48,508,649	$51,762,731

(1)
The adjustment represents (a) the elimination of amounts attributable to the consolidated funds and (b) for management fees, the reclassification of $12,676 of net gains related to foreign-currency hedging activities to general and administrative expense.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $16,475 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $165,904, (c) expenses incurred by the Intermediate Holding Companies of $1,690 and (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $19,009, (e) acquisition-related items of $5,251, (f) adjustments of $23,552 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $72 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (g) $9,676 of net gains related to foreign-currency hedging activities, and (i) other expenses of $113.

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

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds that are treated as equity- or cost-method investments for segment reporting. The $1.4 billion of corporate investments included $1.3 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

	As of or for the Year Ended December 31, 2014
	Segment	Adjustments	Consolidated
Management fees (1)	$762,823	$(570,768)	$192,055
Incentive income (1)	491,402	(489,563)	1,839
Investment income (1)	117,662	(83,967)	33,695
Total expenses (2)	(766,139)	(181,338)	(947,477)
Interest expense, net (3)	(30,190)	(99,752)	(129,942)
Other income (expense), net (4)	(2,431)	5,449	3,018
Other income of consolidated funds (5)	—	3,040,900	3,040,900
Income taxes	—	(18,536)	(18,536)
Net income attributable to non-controlling interests in consolidated funds	—	(1,649,890)	(1,649,890)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(399,379)	(399,379)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$573,127	$(446,844)	$126,283
Corporate investments (6)	$1,515,443	$(1,327,480)	$187,963
Total assets (7)	$3,263,382	$50,057,334	$53,320,716

(1)
The adjustment represents (a) the elimination of amounts attributable to the consolidated funds and (b) for management fees, the reclassification of $1,669 of net losses related to foreign-currency hedging activities to general and administrative expense.

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

(6)
The adjustment to corporate investments is to remove from segment assets the Company’s investments in the consolidated funds that are treated as equity- or cost-method investments for segment reporting. The $1.5 billion of corporate investments included $1.3 billion of equity-method investments.

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, which are primarily corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2016
($ in thousands, except where noted)

21. SUBSEQUENT EVENTS
On February 7, 2017, the Company declared a distribution attributable to the fourth quarter of 2016 of $0.63 per Class A unit, bringing aggregate distributions relating to fiscal year 2016 to $2.41. The distribution of $0.63 was paid on February 24, 2017 to Class A unitholders of record at the close of business on February 17, 2017.
22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$254,490	$282,716	$290,230	$298,310
Expenses	(185,184)	(191,648)	(202,339)	(210,165)
Other income (loss)	26,542	58,337	89,499	97,834
Income before income taxes	$95,848	$149,405	$177,390	$185,979
Net income	$83,168	$140,834	$168,823	$173,278
Net income attributable to Oaktree Capital Group, LLC	$28,078	$49,047	$58,297	$59,283
Net income per unit (basic and diluted):
Net income per Class A unit	$0.45	$0.78	$0.93	$0.94
Distributions declared per Class A unit	$0.47	$0.55	$0.58	$0.65

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$50,819	$51,487	$50,491	$49,108
Expenses	(235,974)	(245,929)	(190,518)	(268,487)
Other income (loss)	1,476,049	(116,711)	(1,624,651)	(511,097)
Income (loss) before income taxes	$1,290,894	$(311,153)	$(1,764,678)	$(730,476)
Net income (loss)	$1,283,019	$(316,638)	$(1,766,571)	$(732,772)
Net income attributable to Oaktree Capital Group, LLC	$38,253	$19,814	$1,887	$11,395
Net income per unit (basic and diluted):
Net income per Class A unit	$0.85	$0.41	$0.04	$0.21
Distributions declared per Class A unit	$0.56	$0.64	$0.50	$0.40

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2016 was effective.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included in this annual report and has issued its attestation report on our internal control over financial reporting as of December 31, 2016, which is included in “Financial Statements and Supplementary Data.”

Item 9B. Other Information
None.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of March 1, 2017:

Name	Age	Position
Howard S. Marks	70	Director and Co-Chairman

Bruce A. Karsh	61	Director, Co-Chairman and Chief Investment Officer

Jay S. Wintrob	59	Director and Chief Executive Officer

John B. Frank	60	Director and Vice Chairman

David M. Kirchheimer	60	Director, Chief Financial Officer and Principal

Susan Gentile	50	Chief Accounting Officer and Managing Director

Sheldon M. Stone	64	Director and Principal

Robert E. Denham	71	Director

Steven J. Gilbert	69	Director

Larry W. Keele	59	Director

D. Richard Masson	58	Director

Wayne G. Pierson	66	Director

Marna C. Whittington	69	Director

Todd E. Molz	45	General Counsel, Chief Administrative Officer and Secretary
Howard S. Marks is our Co-Chairman and a co-founder and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder. Mr. Marks is a member of the Investment Committees of the Metropolitan Museum of Art and the Edmond J. Safra Foundation; a Trustee of the Metropolitan Museum; Chairman of the Board of Trustees of the Royal Drawing School; and an Emeritus Trustee of the University of Pennsylvania (where from 2000 to 2010 he chaired the Investment Board). With over 40 years of investment experience, Mr. Marks’s extensive expertise in our industry, his perceptive market insights and his importance to our client development bring value to our board of directors and our overall business.
Bruce A. Karsh is our Co-Chairman and one of the firm’s co-founders and has been a director since May 2007. He also is Chief Investment Officer and serves as portfolio manager for Oaktree’s Distressed Debt, Value Opportunities and Multi-Strategy Credit strategies. Prior to co-founding Oaktree, Mr. Karsh was a managing director of TCW Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. Before working at O’Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and presently Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh is Chairman of the Board of Tribune Media Company and serves on the boards of a number of privately held companies. He is a member of the investment committee of the Broad Foundations. Mr. Karsh is Trustee Emeritus of Duke University, having served as Trustee from 2003 to 2015, and as Chairman of the Board of DUMAC, LLC, the entity that managed Duke’s endowment, from 2005 to 2014. He previously served on the boards of Charter Communications, Inc.; Furniture Brands International; KinderCare Learning Centers, Inc.; and Littelfuse Inc. Mr. Karsh is highly respected as one of the leading portfolio managers in the area of distressed debt investing, one of our flagship investment strategies. Additionally, Mr. Karsh’s extensive leadership and management skills and his current and past service on boards of other public companies add value to our board of directors and our overall business.
Jay S. Wintrob is our Chief Executive Officer and has served as a member of the Board of Directors since September 2011. Prior to joining the firm as Chief Executive Officer, he was President and Chief Executive Officer of AIG Life and Retirement, the U.S.-based life and retirement services segment of American International Group, Inc., from 2009 to 2014. Following AIG’s acquisition of SunAmerica in 1998, Mr. Wintrob was Vice Chairman and Chief Operating Officer of AIG Retirement Services, Inc. from 1998 to 2001, and President of Chief Executive Officer from 2001 to 2009. Mr. Wintrob began his career in financial services in 1987 as Assistant to the Chairman of SunAmerica Inc., and then went on to serve in several other executive positions, including President of SunAmerica Investments, Inc. overseeing the company’s invested asset portfolio. Prior to joining SunAmerica, Mr. Wintrob was with the law firm of O’Melveny & Myers. He received his B.A. and J.D. from the University of California, Berkeley. Mr. Wintrob is a board member of several non-profit organizations, including The Broad Foundations, The Doheny Eye Institute, The Los Angeles Music Center and the Skirball Cultural Center. Mr. Wintrob’s investment and finance expertise and his service as chief executive officer of one of the largest life insurance and retirement services organizations in the United States add value to our board of directors and to our business.
John B. Frank is Oaktree’s Vice Chairman and works closely with Messrs. Marks, Karsh and Wintrob in managing the firm.  He has been a director since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years.  Prior thereto, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP.  While at that firm, he acted as principal lawyer in a number of notable merger and acquisition transactions; as primary outside counsel to a number of public and privately held corporations; and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is a trustee of Wesleyan University, Polytechnic School, Good Samaritan Hospital of Los Angeles and the XPRIZE Foundation.  Mr. Frank brings a deep knowledge of our business to our board of directors, as well as many years of experience as a corporate lawyer. Mr. Frank has broad responsibility for our business and his service on our board of directors helps ensure both that our board is well informed about our operations and that the board’s priorities are implemented.
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
Susan Gentile is our Chief Accounting Officer and a Managing Director. Ms. Gentile joined Oaktree in 2013 from the Clorox Company, where she was most recently Controller and Chief Accounting Officer.  Additionally, she has held accounting, internal controls and financial reporting roles for Levi Strauss & Co.; Motorola, Inc.; and Next Level Communications, Inc.  Ms. Gentile began her career in the audit and assurance practice at Deloitte & Touche LLP.  She received her B.S. and B.A. degrees in finance from Boston University, School of Management.  Ms. Gentile is a Certified Public Accountant.
Sheldon M. Stone is a Principal and a co-founder and has been a director since May 2007. Mr. Stone is the head of Oaktree’s high yield bond area. In this capacity, he serves as co-portfolio manager of Oaktree’s U.S. High Yield Bond and Global High Yield Bond strategies and has supervisory responsibility for European High Yield Bonds. Mr. Stone, a co-founding member of Oaktree in 1995, established TCW’s High Yield Bond department with Mr. Marks in 1985 and ran the department for ten years. Prior to joining TCW, Mr. Stone worked with Mr. Marks at Citibank for two years where he performed credit analysis and managed high yield bond portfolios. From 1978 to 1983, Mr. Stone worked at The Prudential Insurance Company where he was a director of corporate finance, managing a fixed income portfolio exceeding $1 billion. Mr. Stone holds a B.A. degree from Bowdoin College and an M.B.A. in accounting and finance from Columbia University. Mr. Stone serves as a Trustee of Colonial Williamsburg Foundation and serves on the investment committee of Bowdoin College. With over 35 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge to the board of directors. As one of our co-founders, he is also closely familiar with our business. His investment background and insights into the fixed income markets bring value to our board of directors and our business.
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
Steven J. Gilbert has been a director since October 2016. He is the founder and Chairman of the Board of Gilbert Global Equity Partners, L.P., an institutional investment firm established in 1997. In addition, Mr. Gilbert also founded Soros Capital, Commonwealth Capital Partners, and Chemical Venture Partners. He currently serves as Vice Chairman of the Executive Board of MidOcean Equity Partners, LP and Co-Chairman of Birch Grove Capital, and has served on the boards of more than 25 companies over the span of his career. Mr. Gilbert received a J.D. degree from Harvard Law School, an M.B.A. from Harvard Business School, and a B.S. in economics from the Wharton School of the University of Pennsylvania. Mr. Gilbert’s investment and finance expertise add value to our board of directors and to our business.
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
Wayne G. Pierson has been a director since November 2007. Mr. Pierson currently serves as President of Acorn Investors, LLC, an investor in OCGH which consists of six longstanding Oaktree clients who became institutional investors in Oaktree in February 2004. Mr. Pierson retired from Meyer Memorial Trust (a member of Acorn Investors, LLC) in 2014 after 32 years as its Chief Financial & Investment Officer. Prior to joining Meyer Memorial Trust, Mr. Pierson served as treasurer of Gregory Affiliates from 1980 until 1982. From 1973 until 1980, he served as an audit supervisor with Ernst & Young. Mr. Pierson initiated and conducted a comprehensive investment survey for the Foundation Financial Officers Group, representing more than 160 foundations with assets totaling approximately $250 billion for over 20 years. He has served on a number of private equity fund advisory boards and was a trustee for several private trusts. In addition, he serves on the board of directors of M Fund, Inc. and is a principal with Clifford Capital Partners, LLC. Mr. Pierson received a B.S. in business administration cum laude from California State University, Northridge and is a Certified Public Accountant and CFA charterholder. Mr. Pierson’s investment and finance expertise and his familiarity with our company add value to our board of directors and to our business.
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

Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. So long as the Oaktree control condition is satisfied, the number of directors that comprise our board of directors is determined from time to time by our manager. Our board of directors consists of Messrs. Marks, Karsh, Wintrob, Frank, Kirchheimer, Stone, Masson, Denham, Gilbert, Keele and Pierson and Ms. Whittington (for a total of 12 directors). Actions by our board of directors must be taken with the approval of a majority of its members. So long as the Oaktree control condition is satisfied, our manager is entitled to designate all the members of our board of directors.
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
Audit Committee
The purpose of the audit committee is to assist our board of directors in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the performance of our internal audit function and our independent registered public accounting firm’s qualifications, independence and performance. Our audit committee is comprised of Messrs. Gilbert, Masson and Pierson and Ms. Whittington. Our board of directors has determined that Messrs. Gilbert, Masson and Pierson and Ms. Whittington meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors under Rule 10A-3 promulgated under the Exchange Act and the NYSE rules. In addition, our board of directors has determined that each of Messrs. Gilbert, Masson and Pierson and Ms. Whittington is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has “accounting or related financial management expertise” under applicable NYSE rules. The audit committee has a charter that is available on our website at www.oaktreecapital.com under the “Unitholders – Investor Relations” section.

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
Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have currently selected Mr. Pierson, one of our non-management directors, to lead these meetings for 2017. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2016, such persons complied with all such filing requirements. However, in connection with our review, we determined that filings in prior years were not made for certain transactions involving Messrs. Frank, Keele, Karsh, Stone and Masson and Caleb Kramer. Each such transaction related to a gift of OCGH units to trusts or other personal planning vehicles controlled by each such officer or director. As a result, each of Messrs. Frank, Keele, Karsh, Kramer, Stone and Masson made a late filing on Form 4 on March 1, 2017 reporting one, one, three, one, one and one late transactions, respectively, which should have been reported on one, one, two, one, one and one Form 4(s) or Form 5(s), respectively. No change in the aggregate number of OCGH units that may be deemed to be beneficially owned by any such officer or director occurred as a result of any of these transactions.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
Our fundamental philosophy in compensating our key personnel has always been, and continues to be, to align their interests with the interests of our clients and unitholders and to motivate and reward long-term performance. The alignment of interests is a defining characteristic of our business and one that we believe best optimizes long-term sustainable value.
With respect to our compensation program, we have generally established a uniform approach to the mix of our employees’ compensation between base salary and discretionary cash bonus and, for certain employees whose total compensation exceeds certain levels (including certain of our named executive officers, as discussed in more detail below), annual equity grants. Beginning with compensation determinations made at the end of 2015, we shifted a portion of cash compensation from year-end bonus to base salary. This approach is not intended to increase an employee’s total compensation but instead to modify the mix and timing of the payment of the compensation. Our executive committee determined that it was beneficial to facilitate our employees’ ability to manage their financial planning by shifting more of their cash compensation to base salary. In addition, a higher base salary allows us to make our year-end bonuses more discretionary and variable based on individual, group, and firm performance.
Additionally, our employees whose total annual compensation (excluding payments in respect of carried interest) is $/£/€300,000 or greater receive annual equity grants that are a fixed percentage of the employee’s total compensation rather than based on title or responsibility. We wanted equity awards to be a set and predictable part of our more highly compensated employees’ annual compensation without using supplemental equity grants to accomplish that goal. We think that using a fixed formula for equity grants based on an employee’s total compensation range for determining the size of annual equity grants makes our compensation process for employees simpler and more transparent.
The following individuals were our named executive officers (“NEOs”) for fiscal year 2016: (a) Jay S. Wintrob, our Chief Executive Officer; (b) David M. Kirchheimer, our Chief Financial Officer; (c) John B. Frank, our Vice Chairman; (d) Stephen A. Kaplan, one of our Principals, who retired from Oaktree on December 31, 2016; and (e) Todd E. Molz, our General Counsel and Chief Administrative Officer.
Compensation Elements for Named Executive Officers
Our NEOs have different compensation arrangements. The following table identifies the different compensation elements used in each arrangement:

NEO	Compensation Elements
Jay S. Wintrob	● Profit sharing arrangement ● Equity grants
David M. Kirchheimer	● Profit sharing arrangement
John B. Frank	● Profit sharing arrangement ● Carried interest payments
Stephen A. Kaplan	● Base salary ● Carried interest payments
Todd E. Molz	● Base salary ● Annual bonus ● Equity grants

Other than base salary and annual equity grants, which we described above, we first discuss the other compensation elements of our NEOs generally, then we discuss each NEO’s compensation arrangement individually.

Indirect Ownership of the Oaktree Operating Group
All of our executive officers, including our NEOs, have indirect equity stakes in the Oaktree Operating Group through their holdings of OCGH units and/or Class A units or, in the case of Mr. Wintrob, EVUs. Equity grants further align the interests of our NEOs with those of our unitholders.
OCGH Units
OCGH units entitle our NEOs who hold such units to a portion of the aggregate earnings of the Oaktree Operating Group, which allows our NEOs to realize appreciation in the value of our units by, subject to the approval of our board of directors, exchanging such units for Class A units, which they can sell. For purposes of our financial statements, we treat distributions paid on the OCGH units as distributions on equity rather than as compensation, and therefore these payments are not reflected in the Summary Compensation Table below. As described under “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” subject to certain restrictions, each OCGH unitholder will have the right, subject to the approval of our board of directors, to exchange his or her OCGH units into Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing as determined by our board of directors pursuant to the terms of an exchange agreement. In addition, the general partner of OCGH may at its sole discretion cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder.
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
As of December 31, 2016, our NEOs beneficially owned the following number of OCGH units, EVUs, and Class A units:

Name	Number of OCGH Units (1)	Number of EVUs	Number of Class A Units	Total Number of Units	Percentage of Beneficial Ownership of Oaktree Operating Group
Jay S. Wintrob	—	2,000,000	28,128	2,028,128	*
David M. Kirchheimer	1,407,097	—	66,803	1,473,900	*
John B. Frank	2,100,397	—	75,185	2,175,582	1.4%
Stephen A. Kaplan	1,672,328	—	100,181	1,772,509	1.2%
Todd E. Molz	202,304	—	99,177	301,481	*

*	Less than 1%

(1)
Following the May 2007 Restructuring, the OCGH unitholders’ interests in OCGH continued to take into account any disproportionate sharing in historical incentive income in accordance with the terms of the OCGH limited partnership agreement that were in effect prior to the May 2007 Restructuring. As a result, distributions to the OCGH unitholders by OCGH that are attributable to historical incentive income (i.e., attributable to funds formed before 2007) are not made pro rata in proportion to the OCGH unitholders’ interest in OCGH units but instead will be adjusted to account for the disproportionate sharing of historical incentive income. The figures included in this table do not reflect an NEO’s rights to historical incentive income, if applicable.

Profit Sharing Arrangements
We pay three of our NEOs a certain percentage of our profits comprised of fee-related earnings, net investment income and net incentive income with certain adjustments.
Carried Interest or Incentive Income
Two of our NEOs receive a portion of the incentive income generated by our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools (and our NEOs’ participation therein) are referred to as our “Carry Plans.” Under the terms of our closed-end funds, we (and our employees who share in our carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in our funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and our executives, and therefore benefits both those investors and our unitholders.
Participation in carried interest is a primary means of compensating and motivating many of our investment professionals. We believe such participation is one of the most effective ways to align the interests of our investment professionals with our clients and unitholders. Mr. Wintrob, or Howard Marks, our Co-Chairman, and Bruce Karsh, our Co-Chairman and Chief Investment Officer, as applicable, determine the amount of incentive income to grant in respect of a given fund based on their estimation of the individual’s current and projected role in the investment activities of the particular fund. In making these determinations, we consider a multitude of factors, including the individual’s role in raising the particular fund, sourcing and evaluating potential investment opportunities for the fund, managing and monitoring existing investments within the fund, running the larger investment strategy and managing the investment and other professionals involved in the fund’s activities. None of these factors is assigned a particular weighting when determining the amount of carried interest to grant to a particular individual.
We expect to continue to use participation in carried interest as a cornerstone of compensation for our investment professionals who manage closed-end funds. Grants of participation interests in incentive income for our closed-end funds are made in each specific fund and are subject to vesting, which typically runs over five years, with accelerated vesting for death, disability or termination without cause. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant and us. We believe that vesting of participation in incentive income motivates participants to remain in our employ over the long term. For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by our NEOs in respect of 2016 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
The Carry Pools largely consist of the participation interests in certain of our investment funds paid to the general partners of those funds, which in turn have granted a portion of such interests to our investment professionals. Certain of our other investment funds and separate accounts that we manage also pay incentive fees directly to certain members of the Oaktree Operating Group. Our NEOs with profit sharing arrangements will also receive such incentive fees.
Compensation of the Individual NEOs

A.	Jay S. Wintrob
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
The principal elements of Mr. Wintrob’s compensation are an equity grant and a profit sharing arrangement. However, Mr. Wintrob’s equity grant, called an equity value unit, or EVU, is a special form of partnership interest in OCGH, called a profits interest, that is currently only held by him. Its features are different from the OCGH units held by other members of management because it is not exchangeable for Oaktree Class A units and has value only to the extent certain distributions plus the value of our Class A units on the relevant measurement dates exceed the applicable “Base Value,” which is (a) $61.00 for the performance period January 1, 2015 – December 31, 2019, (b) $65.00 for the performance period January 1, 2015 – December 31, 2020 and (c) $69.00 for the performance period January 1, 2015 – December 31, 2021. The EVUs are structured so that, at fixed future dates, their value is measured and recapitalized into OCGH units. The EVU structure serves as an incentive for Mr. Wintrob to create value in our Class A units and the level of cash distributions to OCGH units.
EVU Grant to Mr. Wintrob
In connection with his appointment as our chief executive officer, Mr. Wintrob was awarded 2,000,000 EVUs under our 2011 Plan, which EVU award was amended in 2015 to extend the applicable performance period. Their value is measured in three tranches at fixed future dates, at which time they are recapitalized as fully vested OCGH units, like those held by the other NEOs.
The determination of how many OCGH units Mr. Wintrob will receive when the EVUs are recapitalized will generally be made in three tranches after December 31, 2019, December 31, 2020 and December 31, 2021. The recapitalizations could occur earlier, in the event of Mr. Wintrob’s termination due to death or disability, or upon certain other acceleration events, which are discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2016 Year End.” Except for certain distributions described below, Mr. Wintrob will not realize any value from the EVUs unless and until such recapitalizations occur.
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
Distributions on EVUs. Commencing in 2016, Mr. Wintrob will also be eligible to receive cash distributions in respect of the EVUs. The cash distributions are designed to deliver to Mr. Wintrob the same cash distributions he would receive if he held a certain number of OCGH units (“reference OCGH units”), other than distributions attributable to net incentive income for certain investment funds listed in Mr. Wintrob’s employment agreement. These distributions are designed to align his interests with those of holders of OCGH units and Class A units and also to incentivize him to achieve certain performance conditions in order to receive the distributions.

•	The reference OCGH units are not real OCGH units; they represent a reference point for purposes of calculating cash distributions only.

•
The number of reference OCGH units based off of which the cash distributions are to be calculated is determined by application of a vesting schedule (described below) and a performance condition. The performance condition for each year is appreciation in value in a Class A unit and in the aggregate cash distributions made on a per-OCGH unit basis over a pre-set hurdle.

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
The annual hurdles selected serve as an ongoing assessment of the Company’s performance and are intended to motivate and reward Mr. Wintrob for directing and managing the Company in a way that enables it to exceed the targeted performance – by reference to two measures, Class A unit price and certain cash distributions – over the relevant time period. Whether these performance conditions will be achieved depends on a number of factors, many of which are not predictable at this time, but our assessment is that they are ambitious but achievable. For 2016, the performance condition was not achieved.
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
Profit Sharing for Mr. Wintrob
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of certain of Oaktree’s operating profit and income. Specifically, Mr. Wintrob’s share of profit and income excludes net incentive income on closed-end funds and certain other funds raised before Mr. Wintrob’s employment. The fixed percentage is 1.5% in each of 2015-2019, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. Payments will be made in a combination of cash and Class A units, but at least the first $3,000,000 in each year will be paid in cash. The annual equity grants made to our officers generally, which are discussed under “Overview of Compensation Philosophy and Program” on page 199, above, are made in Class A units. Mr. Wintrob requested that the equity grants made to him in respect of his profit sharing entitlement be made as Class A units rather than OCGH units so that his equity compensation relating to his profit share is the same as the annual equity grants made to other officers. The Class A units will vest annually over four years. When setting the level of Mr. Wintrob’s profit participation, including the annual floor, Messrs. Marks and Karsh took into account the anticipated performance of the Company, Mr. Wintrob’s role and responsibilities, the level of compensation of certain other NEOs, their subjective understanding of the market for CEO compensation, and what would be necessary to retain Mr. Wintrob. In addition, Messrs. Marks and Karsh thought it appropriate to pay a significant portion of Mr. Wintrob’s profit participation in the form of equity that vests over time after grant to further align Mr. Wintrob’s interests with the Company’s unitholders.
Treatment of EVUs and Profit Sharing Payments on Certain Terminations of Employment and Other Significant Events
Other than Mr. Wintrob, each of our NEOs is either a founder of our company, has been promoted from within or has been employed by us for over a decade and has generally not received special severance or change in control benefits with their compensation arrangements. By contrast, Mr. Wintrob was hired from outside of Oaktree in 2014. His employment agreement and EVU award are the products of an arms’ length negotiation we undertook with Mr. Wintrob before he joined the Company. In order to encourage Mr. Wintrob to join our Company, it was necessary to provide him with the security provided by continuation of his profit sharing payment levels following certain terminations from employment as well as the EVU protections discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2016 Year End.” As described in that section, Mr. Wintrob’s EVUs will receive enhanced vesting credit upon certain terminations from employment, which credit is further enhanced if such termination occurs following a change in control of our business. Also, if we no longer employ Howard Marks or Bruce Karsh, if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), then Mr. Wintrob’s EVUs will become fully vested and recapitalized at the time of Mr. Marks’s or Mr. Karsh’s departure (as applicable), and Mr. Wintrob will receive a new EVU grant. Providing these profit sharing payment continuation and EVU protections was critical to reaching an agreement with Mr. Wintrob. We think these payments and benefits are appropriate and consistent with what might be included in a new chief executive officer’s compensation arrangements at a similarly situated company.
2016 Equity Grants to Mr. Wintrob
In March 2016, we granted 21,937 Class A units to Mr. Wintrob as part of his profit sharing arrangement, whose amount and size were determined based on the amount of Mr. Wintrob’s total compensation in accordance with Mr. Wintrob’s employment agreement, as discussed generally above.

B.	David M. Kirchheimer
Mr. Kirchheimer is entitled to receive profit sharing payments that reflect 1% of fee-related earnings, net investment income and net incentive income of the Oaktree Operating Group subject to certain adjustments.

C.	John B. Frank
Mr. Frank received a share of the carried interest from our largest closed-end strategy, distressed debt, both in recognition of his historic contributions to the management of some of the strategy's investments and in lieu of other compensation, such as a greater profit sharing percentage or additional OCGH units.
For 2016 Mr. Frank also received (a) 1.3% of the net incentive income of the Oaktree Operating Group from certain funds that existed as of December 31, 2014 (b) 1.0% of the net incentive income of Oaktree Operating Group from certain funds that started during 2015 or had substantial or final closings during 2015, and (c) 0.5% of the net incentive income of the Oaktree Operating Group from certain funds that started after December 31, 2015 or whose final or more substantial closing occurred after December 31, 2015. Additionally, for 2016 Mr. Frank was entitled to receive profit sharing payments that reflect 0.5% of the net investment income and fee-related earnings of the Oaktree Operating Group subject to certain adjustments. Mr. Frank’s remuneration for 2016 was determined based on responsibilities he assumed as Vice Chairman.

D.	Stephen A. Kaplan
Mr. Kaplan received four quarterly fixed payments in 2016 totaling $250,000 in the aggregate. Once Mr. Kaplan transitioned away from being the primary manager of the Control Investing strategy, he received fixed payments instead of a percentage of asset based management fees. As his responsibilities gradually diminished over time, his fixed payments have been adjusted accordingly.
A portion of the compensation earned by Mr. Kaplan consists of carried interest we receive from certain of our Control Investing funds, which he received as a member of the portfolio management team for the funds for which he served as the portfolio manager.

E.	Todd E. Molz
Mr. Wintrob determined Mr. Molz’s compensation for 2016. Mr. Wintrob’s determination was a subjective assessment of a range of factors, including (i) the fact that four of our operational units report to Mr. Molz in his capacity as our General Counsel and Chief Administrative Officer – Legal, Compliance, Internal Audit and Corporate Services; (ii) his overall leadership and oversight of these units, (iii) his role in our strategic direction and initiatives and (iv) his individual performance. In particular, Mr. Molz’s leadership of the Legal and Compliance departments involves oversight of matters spanning a broad array of complex laws and regulations around the globe, with the scope and complexity of such laws and regulations having increased substantially under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the legal requirements of the Sarbanes-Oxley Act of 2002 and the NYSE, and various legal and regulatory initiatives in Europe and Asia.
Mr. Wintrob also reviewed available market data, including survey data provided by a compensation consultant hired by Oaktree, to assist him in comparing the overall compensation we offered Mr. Molz to the compensation packages our peer companies offer their general counsels in order to facilitate Mr. Wintrob’s understanding of the state of the market for that position, and Mr. Wintrob worked to devise the right balance of long-term and short-term incentives for Mr. Molz.
Mr. Molz receives fixed payments as base salary and receives an annual bonus, which is paid in part in cash and in part in equity so that 25% of his total annual compensation is paid in equity. A portion of Mr. Molz’s total equity grant in 2016 relating to his 2015 performance was determined under the new compensation mix system as described above.
2016 Equity Grant to Mr. Molz
In March 2016, we granted 14,077 Class A units to Mr. Molz, whose amounts and size were determined based on the amount of Mr. Molz’s total compensation, as discussed generally above. In addition, we granted 11,172 OCGH units subject to four year vesting and an additional 8,938 OCGH units subject to ten year vesting in March 2016 to Mr. Molz as a supplemental equity grant in order to recognize 2015 performance and his assumption of additional responsibilities in 2015.
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

Summary Compensation Table for 2016
The following table provides summary information concerning the compensation of Jay S. Wintrob, our principal executive officer, David M. Kirchheimer, our chief financial officer and our three other most highly compensated employees who served as executive officers as of December 31, 2016, for services rendered to us during 2016.
The distributions our NEOs receive in respect of their indirect ownership of the Oaktree Operating Group are based on their respective holdings of OCGH and Class A units and are not reflected as cash compensation in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Jay S. Wintrob, Chief Executive Officer	2016	$—	$—	$1,082,152	$—	$5,124,532	$6,206,684
	2015	$—	$—	$—	$—	$4,000,000	$4,000,000
	2014	$81,254	$991,636	$13,805,454	$—	$833,000	$15,711,344
David M. Kirchheimer, Chief Financial Officer	2016	$—	$—	$—	$—	$6,133,140	$6,133,140
	2015	$—	$—	$—	$—	$3,306,832	$3,306,832
	2014	$—	$—	$—	$—	$5,360,729	$5,360,729
John B. Frank, Vice Chairman	2016	$—	$—	$—	$—	$7,364,386	$7,364,386
	2015	$—	$—	$—	$—	$6,703,501	$6,703,501
	2014	$—	$—	$—	$—	$13,172,107	$13,172,107
Stephen A. Kaplan, Principal	2016	$250,000	$—	$—	$—	$6,765,362	$7,015,362
Todd E. Molz, General Counsel and Chief Administrative Officer	2016	$500,000	$2,500,000	$1,415,643	$—	$—	$4,415,643

(1)
For Mr. Wintrob, reflects a grant of Class A units in respect of $1,082,152 earned in 2015 as profits participation, and for Mr. Molz, reflects a grant of Class A and OCGH units in respect of $1,415,643 earned in 2015 as part of his 2015 total compensation.

(2)
The grant date fair value of the units received by our NEOs during each year is reflected in the “Stock Awards” column in the Summary Compensation Table because we must account for such units as compensation expense for financial statement reporting purposes. We recognize expense for financial statement reporting purposes in respect of the unvested OCGH and Class A units received by our NEOs on the basis of the value of those units at the time of the grant pursuant to Financial Accounting Standards Board Accounting Codification (ASC) Topic 718 or “ASC Topic 718,” Accounting for Stock Compensation. Please see notes 2 and 14 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense. The compensation shown in the Summary Compensation Table uses the ASC Topic 718 grant date fair values of the equity unit awards actually granted in the reported fiscal year, regardless of when those awards were earned. Accordingly, our equity awards granted in 2016 in respect of 2015 performance are shown in the 2016 line in the Summary Compensation Table instead of the 2015 line.  Our equity awards to be granted in 2017 in respect of 2016 performance are not shown in the 2016 line in the Summary Compensation Table (but will appear in the 2017 line in next year’s Summary Compensation Table for next year’s named executive officers).

(3)	Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Profits Participation (2)	Perquisites (3)	Total
Jay S. Wintrob	2016	$—	$5,124,532	$—	$5,124,532
	2015	$—	$4,000,000	$—	$4,000,000
	2014	$—	$833,000	$—	$833,000
David M. Kirchheimer	2016	$—	$6,102,368	$30,772	$6,133,140
	2015	$—	$3,281,631	$25,201	$3,306,832
	2014	$—	$5,338,247	$22,482	$5,360,729
John B. Frank	2016	$2,731,734	$4,606,761	$25,891	$7,364,386
	2015	$3,131,713	$3,547,712	$24,076	$6,703,501
	2014	$6,138,185	$7,012,095	$21,827	$13,172,107
Stephen A. Kaplan	2016	$6,741,881	$—	$23,481	$6,765,362
Todd E. Molz	2016	$—	$—	$—	$—

(1)
Amounts included for 2016 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2016. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.

(2)
Amounts included for 2016 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest. The amount for Mr. Wintrob excludes $1,676,511 earned in profits participation for 2016 that will be paid to Mr. Wintrob in the form of a grant of Class A units in the first quarter of 2017.

(3)
Amounts included for 2016 represent tax preparation fees of $13,420 and $17,302 related to internet services provided for Mr. Kirchheimer; tax preparation fees of $15,250 and $10,641 related to internet services provided for Mr. Frank, and tax preparation fees of $13,430 and $10,051 related to internet services provided for Mr. Kaplan.

Non-competition, Non-solicitation and Confidentiality Restrictions
Pursuant to the terms of OCGH’s partnership agreement or the Company’s Class A unit grant agreement, as applicable, our executive officers (including our NEOs) are subject to customary provisions regarding non-solicitation of our clients and employees, confidentiality, assignment of intellectual property and nondisparagement obligations. In addition, during the term of employment and for a period up to one year immediately following the resignation or termination of employment (other than a termination by us without cause), our executive officers may not, directly or indirectly:

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
Grants of Plan-Based Awards in 2016
The following table provides information concerning the grant of equity-based awards made during the 2016 fiscal year in respect of 2015 performance.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock Awards (3)
Jay S. Wintrob	3/31/2016	21,937	(1)	$1,082,152
Todd E. Molz	3/31/2016	34,187	(2)	$1,415,643

(1)	Reflects a grant of 21,937 Class A units, which vest ratably over four years.

(2)	Includes a grant of 14,077 Class A units and 11,172 OCGH units, which all vest ratably over four years, and 8,938 OCGH units, which vest ratably over ten years.

(3)
Grant date fair value is based on the grant date determined under ASC Topic 718 of March 31, 2016 for Mr. Wintrob’s Class A units and March 24, 2016 for Mr. Molz’s Class A and OCGH units.  Accordingly, the grant date fair value for the Class A units is based on the Class A unit price of $46.93 per unit on March 24, 2016 for Mr. Molz and $49.33 per unit on March 31, 2016 for Mr. Wintrob.  The fair value of the OCGH units for Mr. Molz is $37.54, which is based on the March 24, 2016 Class A price of $46.93 per unit, less a discount applied to the OCGH units as detailed in notes 2 and 14 to our consolidated financial statements.  Please see note 2 to the Summary Compensation Table above.

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
Number of Units Authorized. The 2011 Plan provides that the maximum number of Units that may be delivered pursuant to awards under the 2011 Plan is 22,300,000, as increased on January 1 of each year beginning in 2012 by a number of Units equal to the excess of (a) 15% of the number of outstanding Oaktree Operating Group units on December 31 of the immediately preceding year over (b) the number of Oaktree Operating Group units that have been issued or are issuable under the 2011 Plan as of such date, except that our board of directors may, in its discretion, increase the number of Units covered by the 2011 Plan by a lesser amount. As of February 21, 2017, 9,363,365 Units have been issued or are issuable under the 2011 Plan, and the Committee may issue 13,855,186 additional Units under the 2011 Plan.
2007 Equity Incentive Plan
Our board of directors and the general partner of OCGH adopted the 2007 Oaktree Capital Group, LLC Equity Incentive Plan (our “2007 Plan”) as part of the May 2007 Restructuring. No more awards are being granted under the 2007 Plan.
Units Subject to the 2007 Plan. As of February 21, 2017, 4,954,976 OCGH units have been issued under our 2007 Plan. As with the other OCGH units, pursuant to the exchange agreement and the terms of the OCGH partnership agreement, vested Award Units may be exchanged for, at the option of our board of directors, our Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, subject to approval of our board of directors.
Outstanding Equity at 2016 Year End
The following table provides information regarding outstanding unvested equity held by our NEOs as of December 31, 2016:

	Stock Awards
Name	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested (1)
Jay S. Wintrob	1,621,937	(2)	$4,614,638
David M. Kirchheimer	27,500	(3)	$825,000
John B. Frank	110,000	(4)	$3,487,500
Stephen A. Kaplan	—		$—
Todd E. Molz	140,173	(5)	$4,931,535

(1)
The fair market value of $37.50 per Class A unit and $30.00 per OCGH unit is based on the closing price for our Class A units on December 31, 2016, less a discount applied to OCGH units as detailed in notes 2 and 14 to our consolidated financial statements. The fair value of $2.37 per EVU was determined as of December 31, 2016 using a Monte Carlo simulation model as detailed in note 14 to our consolidated financial statements.

(2)
Mr. Wintrob’s units are composed of 1,600,000 EVUs and 21,937 Class A units. With respect to the EVUs, 400,000 will vest on December 31 of each of 2017 and 2018, and 800,000 will vest on December 31, 2019. The Class A units will vest on February 15 of each of 2017 through 2020, respectively, in the following amounts: 6,810, 6,358, 5,484 and 5,485.

(3)
Mr. Kirchheimer’s units are composed entirely of OCGH units, of which 2,500 OCGH units will vest on January 1 and February 15 of each of 2017 through 2021, respectively, and 2,500 OCGH units will vest on February 15, 2022.

(4)
Mr. Frank’s units are composed of 25,000 Class A units and 85,000 OCGH units. The Class A units will vest on January 1, 2018, February 15, 2018, and January 1, 2019, respectively, in the following amounts: 10,000, 10,000 and 5,000. With respect to the OCGH units (i) 10,000 will vest on January 1 of each of 2017, 2020 and 2021, respectively, (ii) 5,000 will vest on January 1, 2019 and (iii) 10,000 will vest on February 15 of each of 2017 and 2019 through 2022, respectively.

(5)
Mr. Molz’s units are composed of 96,846 Class A units and 43,327 OCGH units. With respect to the Class A units (i) 5,000 will vest on January 1 of each of 2017 through 2021, respectively, and (ii) the following amounts will vest on February 15 of each of 2017 through 2022, respectively: 15,750, 15,750, 15,748, 13,902, 10,382 and 314. With respect to the OCGH units, the following amounts will vest on February 15 of each of 2017 through 2026, respectively: 3,686, 3,687, 3,687, 3,687, 894, 10,961, 6,276, 6,276, 3,279 and 894.

Units Vested in 2016
The following table provides information regarding the number of outstanding equity units held by our NEOs that vested during the year ended December 31, 2016:

	Stock Awards (1)
Name	Number of Units Acquired on Vesting	Market Value of Units Vesting (2)
Jay S. Wintrob	401,328	$1,008,809
David M. Kirchheimer	5,000	$187,020
John B. Frank	20,000	$748,080
Stephen A. Kaplan	—	$—
Todd E. Molz	17,231	$798,657

(1)
The references to Stock Awards or units in this table refer to 400,000 EVUs and 1,328 Class A units in the case of Mr. Wintrob; 17,231 Class A units in the case of Mr. Molz; and otherwise refer to OCGH units.

(2)
The fair market value per unit is based on the trading price for our Class A units on applicable vesting dates of January 1, 2016 and March 1, 2016, respectively, less a discount applied to OCGH units. The fair market value of $2.37 per EVU was determined as of December 31, 2016 using a Monte Carlo simulation model. Please see notes 2 and 14 to our consolidated financial statements for more details.

Potential Payments Upon Termination of Employment or Change in Control at 2016 Year End
Except as otherwise reflected in Mr. Wintrob’s employment agreement, we do not have any formal severance or change of control plans or agreements in place for any of our NEOs. Except for Mr. Wintrob’s EVUs, none of the equity awards held by any of our executive officers at 2016 year end is subject to accelerated vesting in connection with a change in control or a termination of employment for any reason, except if termination is due to death, disability or, in certain cases discussed below, termination without cause, in which case all unvested units automatically accelerate in full.
In all cases, none of Messrs. Kaplan and Frank is entitled to any additional vesting of their participation rights in the incentive income generated by our funds as a result of a change in control of us or any of our affiliates. The impact of a termination of employment on the incentive income participation rights held by each of Messrs. Kaplan and Frank is described below.
Incentive Income (Messrs. Kaplan and Frank)
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
The following table sets forth the estimated value of the estimated incentive income distributions that would be made in respect of the NEO’s unvested incentive income interests under the Carry Plans, assuming those interests became fully vested on December 31, 2016 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2016 Year End,” have been determined assuming that each of the funds in respect of which the NEOs would have a right to incentive income had been liquidated on December 31, 2016 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2016. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the NEOs, had a termination of employment actually occurred on December 31, 2016. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Jay S. Wintrob	$—
David M. Kirchheimer	$—
John B. Frank	$9,756,715
Stephen A. Kaplan	$52,756,876
Todd E. Molz	$—
Impact of Termination Without Cause or for Good Reason on Profit Sharing Payments
If Mr. Wintrob’s employment is terminated by us without cause or by Mr. Wintrob for good reason (as defined in Mr. Wintrob’s employment agreement), Mr. Wintrob will be entitled to: (i) the profit sharing payments described above on page 203 through the fiscal quarter of termination, (ii) immediate vesting of all unvested OCGH Units delivered in respect of prior profit sharing payments, and (iii) payment of 25% of the aggregate profit sharing payments earned in respect of the four full fiscal quarters that preceded the termination quarter for up to eight quarters after the quarter of termination, depending on the timing and circumstances of the termination. If Mr. Wintrob’s employment had been terminated by us without cause or by him for good reason on December 31, 2016, we expect that we would have paid him an amount equal to $1,333,055 per quarter for each of the Company’s eight consecutive fiscal quarters beginning with the first quarter of 2017, for a total of $10,664,440. In addition, we would still make the cash replacement payments to Mr. Wintrob as described above under “—Compensation of the Individual NEOs” if Mr. Wintrob’s prior employer does not otherwise honor its continuing payment obligations to Mr.

Wintrob. As we could not know as of December 31, 2016 whether or not Mr. Wintrob’s prior employer would honor its continuing payment obligations, we cannot quantify the contingent cash replacement payments that we may need to make in the future.
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
Impact of Termination Without Cause or for Good Reason on EVUs
Termination Other than During the One Year Period Following a Change in Control. If Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason, on December 31, 2016, Mr. Wintrob would be vested in a number of EVUs equal to the sum (not to exceed 2,000,000) of (A) the number of EVUs that have vested before the fiscal year in which his termination of employment occurs, plus, (B) the product of 400,000 EVUs multiplied by, a fraction, the numerator of which is the number of days in the fiscal year during which we employed Mr. Wintrob, and the denominator of which is 365, plus (C) 800,000 EVUs, so Mr. Wintrob would be vested in 1.6 million EVUs. The value attributable to the accelerated vesting of the EVUs is not currently calculable because these vested EVUs would be recapitalized as OCGH Units following December 31, 2019, December 31, 2020, and December 31, 2021 based on the excess of (A) the sum of (x) the volume-weighted average price of an Oaktree Class A unit over a period of 60 business days before and 60 business days after December 31, 2019, December 31, 2020, and December 31, 2021 and (y) the aggregate cash distributions made on a per-OCGH unit basis in respect of such periods, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement, over (B) $61.00, $65.00 and $69.00, as applicable (2) multiplying such excess by 1.6 million EVUs, and (3) dividing that amount by the volume-weighted average price described in this section.
Termination During the One Year Period Following a Change in Control. The EVU award agreement provides that if Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason, within one year following a change in control, 1,600,000 EVUs would vest if the termination occurs in 2016 and 2,000,000 EVUs would vest if a termination occurs in 2017, 2018 or 2019. If a change in control occurred on December 31, 2016 and Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason on such date, then Mr. Wintrob would be vested in 1,600,000 EVUs. The value attributable to the accelerated vesting of the EVUs is not currently calculable because the recapitalization and settlement of those EVUs would occur in the same manner as described in the preceding paragraph.
Voluntary Resignation Without Good Reason, Termination for Cause or Termination by Reason of Death or Disability
If Mr. Wintrob resigns without good reason on December 31, 2016, then Mr. Wintrob would receive payment in respect of 400,000 EVUs. If Mr. Wintrob is terminated by us for cause, all of his EVUs, whether vested or unvested, will be immediately forfeited without consideration. If Mr. Wintrob were terminated by reason of death or disability, Mr. Wintrob would be entitled to pro rata vesting and recapitalization of his EVUs, all as described in his EVU award agreement.

Full Acceleration Event for EVUs
If we no longer employ Howard Marks or Bruce Karsh, or if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), in each case on or prior to December 31, 2019, then Mr. Wintrob will be entitled to the following treatment with respect to his EVUs:
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
(B) Mr. Wintrob will get an award of an additional 2,000,000 OCGH equity value units (the “new EVUs”). The new EVUs will vest ratably over the period of remaining full or partial years between January 1, 2015 and December 31, 2020, subject to Mr. Wintrob’s continued employment. Mr. Wintrob would be entitled to annual cash distributions in respect of the new EVUs based on the performance period of remaining full or partial years between January 1, 2015 through December 31, 2020. The new EVUs would be divided into three tranches, and the determination of how many of the new EVUs are recapitalized as OCGH units would be made as of each December 31 of 2020, 2021 and 2022, respectively, and would be made based on the three performance periods each beginning on January 1, 2015 and ending on December 31 of 2020, 2021 and 2022, respectively. The Base Value for the 2020 fiscal year would be the volume-weighted average price of our Class A units over the 15 days following the date as of which Mr. Marks or Mr. Karsh ceases to serve, plus any unaccreted portion of the $61.00 Base Value that is an estimate of the projected cash distributions over the period January 1, 2015 through December 31, 2020, on a per-OCGH Unit-basis, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement, plus twenty percent of such unaccreted Base Value. The Base Values for the 2021 and 2022 fiscal years would be determined in the same manner, but using $65.00 in place of $61.00 for the 2021 fiscal year and $69.00 for the 2022 fiscal year.
All other terms and conditions that applied to the original EVUs will apply to the new EVUs.
Accelerated Vesting of OCGH Units and Class A Units Upon Termination of Employment
The following table sets forth the estimated value of the acceleration of all unvested OCGH units and unvested Class A units held by each NEO other than Mr. Wintrob, assuming a termination of employment due to death or disability on December 31, 2016. Other than on termination of employment by reason of death or disability, the vesting of outstanding OCGH and Class A unit awards do not accelerate upon termination of employment, except in the case of (i) Class A units granted to Mr. Wintrob in connection with his profit sharing payments as described above and (ii) certain OCGH and Class A units granted to Mr. Molz in 2014 and thereafter if Mr. Molz is terminated by us without cause.
Acceleration of Unvested OCGH Units and Class A Units

	OCGH Units or Class A Units (1)
Name	Number of Units of Stock Subject to Vesting Acceleration	Market Value of Accelerated Vesting of Units (2)
Jay S. Wintrob	21,937	$822,638
David M. Kirchheimer	27,500	$825,000
John B. Frank	110,000	$3,487,500
Steven A. Kaplan	—	$—
Todd E. Molz	140,173	$4,931,535

(1)
The references to stock awards or units in this table refer to Class A units in the case of Mr. Wintrob, OCGH units in the case of Mr. Kirchheimer and both Class A and OCGH units in the case of Messrs. Frank and Molz.

(2)
The fair market value of $37.50 per Class A unit and $30.00 per OCGH unit is based on the closing price for our Class A units on December 31, 2016, less a discount applied to OCGH units as detailed in notes 2 and 14 to our consolidated financial statements.

Director Compensation Table for 2016
The following table sets forth the cash and equity compensation paid to our non-employee directors for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Other Compensation		Total
Robert E. Denham	$75,000	$104,842	$—		$179,842
Steven J. Gilbert	$16,667	$16,301	$—		$32,968
D. Richard Masson	$100,000	$104,842	$16,727	(3)	$221,569
Wayne G. Pierson	$100,000	$104,842	$—		$204,842
Marna C. Whittington	$115,000	$104,842	$—		$219,842

(1)
Annual cash retainer and fees for serving on our Board of Directors and, other than Mr. Denham, for serving on the Audit Committee of our Board. Mr. Gilbert’s fees represent a prorated annual amount for 2016.

(2)
On March 31, 2016, we granted 2,234 Class A units to each of Messrs. Denham, Masson and Pierson and Ms. Whittington, which will vest ratably over four years beginning on March 1, 2017, in consideration of their service as members of our board of directors in 2016. On November 14, 2016, we granted 406 Class A units to Steven Gilbert in consideration of his services as a member of our board for directors in 2016, which will vest ratably over four years beginning on August 1, 2017. The number of outstanding and unvested Class A units held by Messrs. Denham, Masson, Pierson, Ms. Whittington, and Gilbert as of December 31, 2016 was 5,923, 5,470, 3,723 5,753, and 406 units, respectively. We recognize expense for financial statement reporting purposes in respect of the unvested Class A units received by our directors on the basis of the value of those units at the time of the grant pursuant to ASC Topic 718, Accounting for Stock Compensation. Please see notes 2 and 14 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense.

(3)	Represents the cost of internet services provided at personal residence.
During 2016, we compensated our outside directors through an annual cash retainer of $75,000, and, for five of our outside directors, the grant of our Class A units. Directors who are also senior executives during any portion of 2016 do not receive any additional compensation for serving on our board of directors. Members of our audit committee receive an additional annual retainer of $25,000, and the chair of the audit committee receives an additional annual retainer of $15,000. All members of our board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The number of Class A units granted for Messrs. Denham, Masson and Pierson and Ms. Whittington is that number of Class A units having a value equal to $100,000, determined based on the average closing price of the Class A units during the 20 trading days prior to February 25, 2016. The number of Class A units granted for Mr. Gilbert is that number of Class A units having a value equal to $16,667, determined based on the average closing price of the Class A units during the 20 trading days prior to October 24, 2016.
Compensation Committee Interlocks and Insider Participation

As described under “Directors, Executive Officers and Corporate Governance—Board Structure and Governance—Controlled Company Exemption,” we are a “controlled company” within the meaning of the NYSE corporate governance standards and do not have a compensation committee. Mr. Wintrob makes all final determinations regarding executive officer compensation, with input from Messrs. Marks and Karsh as applicable. For a description of certain transactions involving us and our directors and executive officers, please see “Certain Relationships and Related Transactions, and Director Independence.”
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
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 62,991,591 Class A units outstanding and 91,547,128 Class B units outstanding, respectively, as of February 21, 2017. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder’s holdings of OCGH units as a percentage of the 154,538,719 Oaktree Operating Group units outstanding as of February 21, 2017. The applicable unitholder’s aggregate holdings of Class A units and OCGH units represent such unitholder’s aggregate economic interest in the Oaktree Operating Group. Although holders of OCGH units are entitled, subject to vesting requirements and transfer restrictions, to exchange their OCGH units for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, such exchanges require board approval and thus holders of OCGH units are not deemed to beneficially own the equivalent number of Class A units.
Beneficial ownership is determined in accordance with the rules of the SEC. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest. To our knowledge, except as otherwise set forth in the notes to the following table, each person named in the table has sole voting and investment power with respect to all of the interests shown as beneficially owned by such person, subject to applicable community property laws. Unless otherwise specified, the address of each person named in the table is c/o Oaktree Capital Group, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent
Howard S. Marks	101,826	*	—	(2)	—	17,058,600	11.0%
Bruce A. Karsh	101,826	*	—	(2)	—	17,765,767	11.5
Jay S. Wintrob	25,913	*	—		—	—	—
John B. Frank	75,185	*	—		—	2,100,397	1.4
David M. Kirchheimer	58,470	*	—		—	1,407,097	*
Sheldon M. Stone	101,009	*	—		—	9,900,223	6.4
Todd E. Molz	76,096	*	—		—	202,304	*
Stephen A. Kaplan	100,181	*	—		—	1,672,328	1.1
Robert E. Denham	22,410	*	—		—	—	—
Steven J. Gilbert	406	*	—		—	—	—
Larry W. Keele	66,989	*	—		—	2,901,695	1.9
D. Richard Masson	108,650	*	—		—	2,849,490	1.8
Wayne G. Pierson (3)	4,219	*	—		—	—	—
Marna C. Whittington	14,560	*	—		—	—	—
All executive officers and directors as a group (15 persons)	873,599	*	—		—	55,857,901	36.1
5% Unitholders
FMR LLC (4)	4,639,224	7.4%	—		—	—	—
Oaktree Capital Group Holdings, L.P.	13,000	*	91,547,128		100%	—	—

*	Represents less than 1%.

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

(2)
Excludes 13,000 Class A units and 91,547,128 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

(3)
Excludes 7,703,250 OCGH units held by Acorn Investors, LLC, which Mr. Pierson may be deemed to beneficially own. Mr. Pierson is the President of Acorn Investors, LLC and disclaims beneficial ownership of the Class A and OCGH units held by that entity.

(4)
Reflects Class A units beneficially owned as of December 31, 2016 by FMR LLC based on a Schedule 13G filed by FMR LLC on January 10, 2017. The Schedule 13G includes 4,639,224 Class A units beneficially owned by Abigail Johnson and Fidelity Management & Research Company (together with FMR LLC and Abigail Johnson, “Fidelity”), a wholly owned subsidiary of FMR LLC, in its capacity as investment adviser to various registered investment companies (the “Fidelity funds”). The Schedule 13G states that members of the Johnson family, including Abigail, through their ownership of FMR LLC voting common stock and the execution of a shareholders’ voting agreement, may be deemed a controlling group with respect to FMR LLC. The Schedule 13G also states that neither FMR LLC nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Fidelity funds’ boards of trustees pursuant to established guidelines. The address of Fidelity is 245 Summer Street, Boston, Massachusetts 02210.

Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,363,365	—	13,722,795
Equity compensation plans not approved by security holders	—	—	—
Total (3)	9,363,365	—	13,722,795

(1)	Reflects the aggregate number of OCGH units, Class A units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2016.

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

(3)
As of December 31, 2016, 4,954,976 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan. Please see note 11 to our consolidated financial statements included elsewhere in this annual report for additional information.

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

If Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. does not have taxable income, they are not required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized. We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group, the payments that we may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that remaining payments under the tax receivable agreement (“TRA payments”) in connection with the 2007 Private Offering, our initial public offering in 2012 and our follow-on offerings in May 2013, March 2014 and March 2015 will aggregate to $33.4 million over the period ending approximately in 2029, $71.3 million over the period ending approximately in 2034, $99.0 million over the period ending approximately in 2035, $74.5 million over the period ending approximately in 2036 and $62.7 million over the period ending approximately in 2037, respectively. We have begun to make payments in respect of the 2007 Private Offering, our initial public offering, and our 2013 and 2014 follow-on offerings. During the year ended December 31, 2016, we made TRA payments in respect of the year ended December 31, 2015 of $4,146,126, $3,972,046, $2,017,258, $730,242, $310,842, $343,764, $207,898 and $241,793 to Howard Marks, our Co-Chairman and a director; Bruce Karsh, our Co-Chairman, Chief Investment Officer and a director; Sheldon Stone, a principal and a director; D. Richard Masson, a director; John Frank, our Vice Chairman and a director; Stephen Kaplan, a former principal and a former director; David Kirchheimer, our Chief Financial Officer, a principal and a director; and Larry Keele, a director and a former principal, respectively. We have not yet begun to make TRA payments in respect of the March 2015 follow-on offering. In addition, we expect that future TRA payments in connection with the 2007 Private Offering, our initial public offering and the May 2013, March 2014 and March 2015 follow-on offerings to Messrs. Marks, Karsh, Stone, Masson, Frank, Kaplan, Kirchheimer, Keele and Todd Molz, our General Counsel and Chief Administrative Officer, will be approximately $76.3 million, $72.4 million, $36.9 million, $12.5 million, $5.4 million, $6.3 million, $3.8 million, $4.4 million and $0.4 million, respectively. Future payments under the tax receivable agreement in respect of subsequent exchanges of OCGH units would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon OCGH unitholders’ continued ownership of interests in OCGH.
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
Each of the Oaktree Operating Group partnerships has an identical number of units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a unit in each of the Oaktree Operating Group partnerships. As of February 21, 2017, there were 154,538,719 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including the Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
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
Oaktree Capital Group Holdings, L.P. Units
OCGH unitholders hold OCGH units. OCGH, in turn, holds an equivalent number of Oaktree Operating Group units. The units in OCGH held by the OCGH unitholders as of February 21, 2017 have vesting provisions. Upon expiration of the vesting period, OCGH unitholders may, subject to certain restrictions, sell their OCGH units or exchange their OCGH units into, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing and, subsequently, sell any such Class A units received. OCGH and our board of directors may limit the number of OCGH units that may be exchanged after expiration of the relevant vesting period, based on such factors as they deem appropriate, including the market’s ability to absorb sales of the exchanged Class A units. In addition, the general partner of OCGH may at its sole discretion cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder. As of the date of this annual report, sales of Class A units by our employees may only be effected during “open periods” authorized by us. The amount of OCGH units vesting will vary year to year, sometimes materially, but as of February 21, 2017, OCGH units due to vest after 2017 represented approximately 1.1% of the total outstanding number of Oaktree Operating Group units.
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
Aircraft Use
We lease from Mr. Karsh an aircraft owned personally by him for business-related purposes on a non-exclusive basis pursuant to a lease agreement. During the year ended December 31, 2016, we paid Mr. Karsh $688,783 in connection with our use of his aircraft under this lease agreement. In addition, during the year ended December 31, 2016, Mr. Marks paid us $425,998 in reimbursement for operating costs of our existing corporate aircraft that we had incurred on his behalf in connection with his personal use of our aircraft.
Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in our funds. These investment opportunities are available to all of our professionals who we have determined have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in our funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2016, we managed approximately $603 million of AUM invested by our directors, executive officers and certain current and former employees in our funds. During the year ended December 31, 2016, the following directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to our funds and are expected to continue to contribute capital in our funds from time to time: Mr. Frank contributed an aggregate of $1,068,718; Mr. Karsh and an organization affiliated with Mr. Karsh contributed an aggregate of $5,820,347; Mr. Keele contributed an aggregate of $446,718; Mr. Kirchheimer contributed an aggregate of $1,015,444; Mr. Marks contributed an aggregate of $3,750,000; Mr. Stone contributed an aggregate of $6,169,734; Mr. Masson contributed an aggregate of $4,155,215; Ms. Whittington contributed an aggregate of $134,692; and Mr. Wintrob contributed an aggregate of $2,150,695, respectively. During the year ended December 31, 2016, the following directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from our funds as a result of their invested capital: Mr. Frank received $995,287; Mr. Kaplan received $557,575; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $13,953,117; Mr. Keele received $2,614,004; Mr. Kirchheimer received $3,359,117; Mr. Marks received $28,570,263; Mr. Masson received $684,337; Mr. Stone received $11,952,699; and Mr. Wintrob received $1,281,558 from our funds, respectively.
Offsets to Distributions in Respect of OCGH Units
Pursuant to an agreement between Mr. Marks and Oaktree Capital Management (UK) LLP, a subsidiary of ours in the United Kingdom, we provide £153,500 ($189,097 based on the average exchange rate for the 24-hour period ending December 31, 2016 as reported by www.oanda.com) per year to Mr. Marks, which is offset by distributions in respect of OCGH units to which Mr. Marks is entitled. In accordance with ASC Topic 718, the payment of future distributions in respect of OCGH units is factored into the grant date fair value of the OCGH units (which value is used for determining the compensation expense for such units under ASC Topic 718) and any distributions made with respect to such units are therefore not treated as an additional compensation expense by such subsidiary in the year in which such distributions are paid.
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
At such time that we are no longer deemed a controlled company, the board of directors will become comprised of a majority of independent directors in accordance with the applicable standards set forth by the SEC and NYSE for determining director independence. Presently, in applying such SEC and NYSE independence standards and the independence standards described in our corporate governance guidelines, the board of directors has determined that four of its members, namely Messrs. Gilbert, Masson and Pierson and Ms. Whittington, are each independent. Please see “Directors, Executive Officers and Corporate Governance—Board Structure and Governance” and “—Corporate Governance Guidelines.”

Item 14. Principal Accounting Fees and Services

On March 24, 2016, the audit committee of our board of directors dismissed PricewaterhouseCoopers LLP and engaged Ernst & Young LLP as the independent registered public accounting firm of the Company.
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2016 (Ernst & Young LLP) and for the year ended December 31, 2015 (PricewaterhouseCoopers LLP).

	For the Year Ended December 31,
	2016		2015
	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates (5)	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands, except where noted)
Audit fees (1)	$3,434	$444	$5,497	$4,833
Audit-related fees (2)	300	—	300	2,761
Tax fees (3)	4,886	210	2,384	13,437
Other fees (4)	120	—	—	—

(1)
Audit fees consist of fees for services related to the annual audit of our consolidated financial statements, the audit of the effectiveness of internal control over financial reporting, reviews of our interim consolidated financial statements on Form 10-Q, statutory audits, and services that only the independent auditors can reasonably provide such as services associated with SEC registration statements or other documents issued in connection with securities offerings (including consents and comfort letters), and accounting consultations and services that are normally provided in connection with statutory and regulatory filings and engagements. Fees in 2015 include $0.2 million related to 2014 audits.

(2)
Audit-related fees consist of fees related to examinations of our investment adviser operations controls. For 2015, such fees also include due diligence services in connection with acquisitions of portfolio companies for investment by consolidated funds managed by Oaktree in its capacity as general partner.

(3)
Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2016 include $3,363 for tax compliance services and $1,733 for tax advisory services. For 2015, such fees also include tax diligence services in connection with acquisitions of portfolio companies for investments by funds managed by Oaktree in its capacity as general partner.

(4)	Other fees consist of fees related to advice and assistance regarding European statutory regulatory reporting and capital requirements.

(5)
Decrease in fees for Oaktree funds from 2015 to 2016 relates to the adoption of a new accounting standard effective January 1, 2016, which resulted in the deconsolidation of substantially all of our funds. Please see note 2 of our consolidated financial statements included in Item 8 of this Form 10-K for additional information.

In accordance with our audit committee charter, the audit committee is required to approve, in advance, all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the Audit, Audit-related, Tax and Other fee categories above were approved by the audit committee. Of the total aggregate fees in 2016, less than 0.1% were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. Our audit committee charter is available on our website at www.oaktreecapital.com under the “Unitholders—Investor Relations” section.

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
Date: March 1, 2017

Oaktree Capital Group, LLC
By:	/s/ Susan Gentile
Name:	Susan Gentile

Title:	Chief Accounting Officer and Managing Director and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 1st day of March 2017:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director and Co-Chairman
/s/ Bruce A. Karsh
Bruce A. Karsh	Director, Co-Chairman and Chief Investment Officer
/s/ Jay S. Wintrob
Jay S. Wintrob	Director and Chief Executive Officer (Principal Executive Officer)
/s/ John B. Frank
John B. Frank	Director and Vice Chairman
/s/ David M. Kirchheimer
David M. Kirchheimer	Director, Chief Financial Officer and Principal (Principal Financial Officer)
/s/ Susan Gentile
Susan Gentile	Chief Accounting Officer and Managing Director (Principal Accounting Officer)
/s/ Sheldon M. Stone
Sheldon M. Stone	Director and Principal
/s/ Robert E. Denham
Robert E. Denham	Director
/s/ Steven J. Gilbert
Steven J. Gilbert	Director
/s/ Larry W. Keele
Larry W. Keele	Director
/s/ D. Richard Masson
D. Richard Masson	Director
/s/ Wayne G. Pierson
Wayne G. Pierson	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

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

4.4	Form of 3.91% Senior Notes, Series A, due September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.5	Form of 4.01% Senior Notes, Series B, due September 3, 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.6	Form of 4.21% Senior Notes, Series C, due September 3, 2029 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.7
Note and Guaranty Agreement, dated as of July 12, 2016, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).

4.8	Form of 3.69% Senior Notes due July 12, 2031 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).

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

10.9.1
First Amendment, dated as of November 3, 2014, to the March 31, 2014 Credit Agreement by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Lead Bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014).

10.9.2
Second Amendment, dated as of March 31, 2016, to the March 31, 2014 Credit Agreement, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 6, 2016).

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

10.14*
Sixth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP II, L.P., dated as of March 20, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015).

10.15*
Fourth Amended and Restated Limited Partnership Agreement of Oaktree Fund GP III, L.P., dated as of March 20, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 6, 2015).

10.16*
Amended and Restated Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on March 30, 2016).

10.17*
Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.18*
Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated February 24, 2015 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.19*
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

10.21*
Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.22*
Form of Oaktree Capital Group Holdings, L.P. Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.23*
Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement for Outside Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.24*
Form of Profit Sharing Letter Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.25*
Summaries of compensation for John B. Frank, Steven A. Kaplan and Todd E. Molz (incorporated by reference to sections C and D and the third paragraph of section E, respectively, under “Executive Compensation—Compensation Discussion and Analysis—Compensation of the Individual NEOs” on pages 204-205 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.