Form 10-Q
period 2017-03-31
Oaktree Capital Group, LLC
filed 2017-05-05
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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
________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 1, 2017, there were 64,200,639 Class A units and 91,793,490 Class B units of the registrant outstanding.

1

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general political, economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (“annual report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2017, which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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
“senior executives” refers collectively to Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2017	December 31, 2016
Assets
Cash and cash-equivalents	$362,889	$291,470
U.S. Treasury and time deposit securities	596,872	757,578
Corporate investments (includes $105,849 and $107,591 measured at fair value as of March 31, 2017 and December 31, 2016, respectively)	1,057,494	1,123,732
Due from affiliates	136,915	208,643
Deferred tax assets	404,740	404,614
Other assets	241,394	237,466
Assets of consolidated funds:
Cash and cash-equivalents	561,122	667,730
Investments, at fair value	4,561,421	3,808,234
Dividends and interest receivable	16,608	15,297
Due from brokers	49,851	98,746
Receivable for securities sold	139,720	34,932
Derivative assets, at fair value	943	357
Other assets	391	311
Total assets	$8,130,360	$7,649,110
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$152,324	$284,510
Accounts payable, accrued expenses and other liabilities	158,539	150,596
Due to affiliates	343,840	346,543
Debt obligations	746,117	745,897
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	22,444	11,689
Payables for securities purchased	626,196	291,182
Securities sold short, at fair value	62,345	41,016
Derivative liabilities, at fair value	570	1,086
Distributions payable	5,109	9,207
Borrowings under credit facilities	575,754	483,956
Debt obligations of CLOs	3,060,082	3,054,210
Total liabilities	5,753,320	5,419,892
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	453,578	344,047
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 64,185,070 and 63,032,276 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Class B units, no par value, unlimited units authorized, 91,568,490 and 91,758,067 units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	759,712	749,618
Retained earnings	69,976	54,494
Accumulated other comprehensive income (loss)	(80)	1,793
Class A unitholders’ capital	829,608	805,905
Non-controlling interests in consolidated subsidiaries	1,064,807	1,050,319
Non-controlling interests in consolidated funds	29,047	28,947
Total unitholders’ capital	1,923,462	1,885,171
Total liabilities and unitholders’ capital	$8,130,360	$7,649,110

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Management fees	$180,928	$198,553
Incentive income	108,657	55,937
Total revenues	289,585	254,490
Expenses:
Compensation and benefits	(104,487)	(108,405)
Equity-based compensation	(14,953)	(13,896)
Incentive income compensation	(34,608)	(9,807)
Total compensation and benefits expense	(154,048)	(132,108)
General and administrative	(32,219)	(47,831)
Depreciation and amortization	(3,824)	(4,161)
Consolidated fund expenses	(2,471)	(1,084)
Total expenses	(192,562)	(185,184)
Other income (loss):
Interest expense	(48,770)	(27,705)
Interest and dividend income	47,960	36,270
Net realized gain (loss) on consolidated funds’ investments	(1,872)	3,401
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	24,678	(20,672)
Investment income	50,451	29,447
Other income (expense), net	4,663	5,801
Total other income	77,110	26,542
Income before income taxes	174,133	95,848
Income taxes	(12,302)	(12,680)
Net income	161,831	83,168
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(9,692)	4,944
Net income attributable to non-controlling interests in consolidated subsidiaries	(97,224)	(60,034)
Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078
Distributions declared per Class A unit	$0.63	$0.47
Net income per unit (basic and diluted):
Net income per Class A unit	$0.87	$0.45
Weighted average number of Class A units outstanding	63,022	61,894

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

Three Months Ended March 31, 2017	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$54,915	$97,224	$9,692	$161,831
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,897)	(2,760)	—	(4,657)
Unrealized gain on interest-rate swap designated as cash-flow hedge	24	36	—	60
Other comprehensive loss, net of tax	(1,873)	(2,724)	—	(4,597)
Total comprehensive income	53,042	94,500	9,692	157,234
Less: Comprehensive income attributable to non-controlling interests	—	(94,500)	(9,692)	(104,192)
Comprehensive income attributable to Oaktree Capital Group, LLC	$53,042	$—	$—	$53,042
Three Months Ended March 31, 2016
Net income (loss)	$28,078	$60,034	$(4,944)	$83,168
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	442	651	—	1,093
Unrealized loss on interest-rate swap designated as cash-flow hedge	(8)	(12)	—	(20)
Other comprehensive income, net of tax	434	639	—	1,073
Total comprehensive income (loss)	28,512	60,673	(4,944)	84,241
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(60,673)	4,944	(55,729)
Comprehensive income attributable to Oaktree Capital Group, LLC	$28,512	$—	$—	$28,512

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$161,831	$83,168
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(50,451)	(29,447)
Depreciation and amortization	3,824	4,161
Equity-based compensation	14,953	13,896
Net realized and unrealized (gain) loss from consolidated funds’ investments	(22,806)	17,271
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(413)	(2,900)
Income distributions from corporate investments in funds and companies	44,465	34,024
Other non-cash items	517	405
Cash flows due to changes in operating assets and liabilities:
Decrease in other assets	1,325	17,765
Increase (decrease) in net due to affiliates	69,025	(94,558)
Decrease in accrued compensation expense	(132,186)	(190,392)
Increase in accounts payable, accrued expenses and other liabilities	6,148	28,918
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(631)	(1,934)
Decrease in due from brokers	48,895	6,654
Increase in receivables for securities sold	(104,540)	(26,736)
(Increase) decrease in other assets	(78)	135
Increase in accounts payable, accrued expenses and other liabilities	6,246	2,524
Increase in payables for securities purchased	332,907	37,337
Purchases of securities	(1,537,496)	(684,154)
Proceeds from maturities and sales of securities	912,891	455,042
Net cash used in operating activities	(245,574)	(328,821)
Cash flows from investing activities:
Purchases of U.S. Treasury and time deposit securities	(220,035)	(72,783)
Proceeds from maturities and sales of U.S. Treasury and time deposit securities	380,741	115,000
Corporate investments in funds and companies	(8,150)	(19,537)
Distributions and proceeds from corporate investments in funds and companies	79,998	62,811
Purchases of fixed assets	(4,250)	(1,615)
Net cash provided by investing activities	228,304	83,876

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Payment of debt issuance costs	$—	$(801)
Repurchase and cancellation of units	(9,689)	(9,732)
Distributions to Class A unitholders	(39,785)	(29,428)
Distributions to OCGH unitholders	(72,376)	(51,485)
Distributions to non-controlling interests	(1,174)	(1,755)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	34,786	11,277
Distributions to non-controlling interests	(9,762)	(15,920)
Proceeds from debt obligations issued by CLOs	412,500	426,292
Payment of debt issuance costs	—	(7,974)
Repayment on debt obligations issued by CLOs	(412,500)	—
Borrowings on credit facilities	91,500	64,185
Repayments on credit facilities	(8,251)	(163,012)
Net cash provided by (used in) financing activities	(14,751)	221,647
Effect of exchange rate changes on cash	(3,168)	6,430
Net decrease in cash and cash-equivalents	(35,189)	(16,868)
Cash and cash-equivalents, beginning balance	959,200	3,331,102
Change in cash and cash-equivalents from adoption of accounting guidance	—	(2,712,190)
Cash and cash-equivalents, ending balance	$924,011	$602,044

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2016	63,032	91,758	$749,618	$54,494	$1,793	$1,050,319	$28,947	$1,885,171
Activity for the three months ended March 31, 2017:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(352)	352	—	—	—	—
Issuance of units	1,333	21	—	—	—	—	—	—
Cancellation of units	—	(140)	—	—	—	—	—	—
Repurchase and cancellation of units	(180)	(71)	(7,186)	—	—	(2,503)	—	(9,689)
Equity reallocation between controlling and non-controlling interests	—	—	12,061	—	—	(12,061)	—	—
Capital increase related to equity-based compensation	—	—	5,571	—	—	8,102	—	13,673
Distributions declared	—	—	—	(39,785)	—	(73,550)	(589)	(113,924)
Net income	—	—	—	54,915	—	97,224	689	152,828
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,897)	(2,760)	—	(4,657)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	24	36	—	60
Unitholders’ capital as of March 31, 2017	64,185	91,568	$759,712	$69,976	$(80)	$1,064,807	$29,047	$1,923,462

Unitholders’ capital as of December 31, 2015	61,970	91,938	$735,166	$—	$(1,216)	$1,043,930	$30,214	$1,808,094
Activity for the three months ended March 31, 2016:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(12,912)	—	—	(109,709)	—	(122,621)
Issuance of units	868	623	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(23)	(11)	—	—	—	—	—	—
Cancellation of units	—	(110)	—	—	—	—	—	—
Repurchase and cancellation of units	(220)	(2)	(9,665)	—	—	(67)	—	(9,732)
Equity reallocation between controlling and non-controlling interests	—	—	7,481	—	—	(7,481)	—	—
Capital increase related to equity-based compensation	—	—	5,452	—	—	8,096	—	13,548
Distributions declared	—	—	(1,350)	(28,078)	—	(53,240)	(884)	(83,552)
Net income (loss)	—	—	—	28,078	—	60,034	(662)	87,450
Foreign currency translation adjustment, net of tax	—	—	—	—	442	651	—	1,093
Unrealized loss on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	(8)	(12)	—	(20)
Unitholders’ capital as of March 31, 2016	62,595	92,438	$724,172	$—	$(782)	$942,202	$28,668	$1,694,260

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. Certain of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established by GAAP. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2017.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies of the Company
Consolidation
The Company consolidates entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a variable interest entity (“VIE”) if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. The Company consolidates those VIEs in which it is the primary beneficiary. An entity is deemed to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-based fees), would give it a controlling financial interest. A decision maker’s fee arrangement is not considered a variable interest if it is compensation for services provided, commensurate with the level of effort required to provide those services and part of a compensation arrangement that includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length (“at-market”), and the decision maker does not hold any other variable interests that absorb more than an insignificant amount of the potential VIE’s expected residual returns.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. Please see note 3 for more information regarding VIEs. The Company does not consolidate most of the Oaktree funds because it is not the primary beneficiary, as its fee arrangements are not deemed to be variable interests and it does not hold any other interests in those funds that are considered to be more than insignificant. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model.
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
March 31, 2017
($ in thousands, except where noted)

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

•
Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities,

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives, other investments where the fair value is based on observable inputs, and debt obligations of consolidated CLOs.

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
Fair Value Option
The Company has elected the fair value option for certain corporate investments that otherwise would not have reflected unrealized gains and losses in current-period earnings. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of investment income in the condensed consolidated statements of operations. The Company’s accounting for these investments is similar to its accounting for investments held by the consolidated funds at fair value, and the valuation methods are consistent with those used to determine the fair value of the consolidated funds’ investments.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

The Company has elected the fair value option for the financial assets and financial liabilities of its consolidated CLOs. The assets and liabilities of CLOs are primarily reflected within the investments, at fair value and within the debt obligations of CLOs line items in the condensed consolidated statements of financial condition. The Company’s accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. The fair value of CLO liabilities are measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses, respectively, are included in interest expense and consolidated fund expenses in the condensed consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities in accordance with the CLO measurement guidance are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Please see notes 5 and 9 for more information.
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
March 31, 2017
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
Recent Accounting Developments
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for goodwill impairments by eliminating step 2 of the goodwill impairment test. This step currently requires an entity to perform a hypothetical purchase price allocation to derive the implied fair value of goodwill. Under the new guidance, an impairment loss is recognized if the carrying value of a reporting unit exceeds its fair value. The impairment loss would equal the amount of that excess, limited to the total amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance is effective for the Company in the first quarter of 2020 on a prospective basis, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued guidance that amends the definition of a business. The guidance provides a framework to help determine whether a transaction involves an asset or a business. In general, if

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

substantially all of the gross assets acquired or disposed of are concentrated in a single identifiable asset or group of similar identifiable assets, the transaction is deemed to not involve a business. This framework is expected to reduce the number of transactions that an entity must further evaluate to determine whether they are business combinations or asset acquisitions. The definition of a business may also affect other aspects of accounting, such as goodwill impairment or consolidation. The guidance is effective for the Company in the first quarter of 2018 on a prospective basis, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
In October 2016, the FASB amended the consolidation guidance with respect to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. Under the guidance, a reporting entity considers its indirect economic interests in a VIE held through related parties that are under common control on a proportionate basis, consistent with the way it would evaluate its indirect economic interests held through related parties that are not under common control. Previously, a reporting entity’s indirect economic interests in a VIE held through related parties that are under common control were considered to be the equivalent of direct interests in their entirety. The Company adopted the guidance in the first quarter of 2017, with no impact on its consolidated financial statements.
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
In March 2016, the FASB issued guidance that affects several aspects of accounting for employee share-based payment awards. The amendments relate to the accounting for forfeitures, income taxes at settlement, the classification of income taxes in the statement of cash flows and net settlements for withholding tax. The amendment with respect to forfeitures allows an entity to make an accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures when they occur. The amendments related to income taxes require (a) all excess tax benefits and deficiencies related to share-based payment transactions to be recognized through the provision for income taxes in the consolidated statement of operations and (b) excess tax benefits related to share-based payment transactions to be presented as operating activities in the consolidated statement of cash flows with employee taxes paid classified as a financing activity. The amendments related to net settlements allow an employer to withhold shares upon settlement of an award to satisfy the employer’s tax withholding requirement in an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The Company adopted the guidance in the first quarter of 2017. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur and to adopt the guidance on a modified retrospective basis, which resulted in a $0.4 million increase to retained earnings and a corresponding $0.4 million decrease to paid in capital. Amendments relating to income taxes were adopted on a prospective basis. As a result, prior periods have not been recast. Amendments relating to net settlements were adopted on a modified retrospective basis, with no impact to the consolidated financial statements.
In March 2016, the FASB issued guidance eliminating the requirement to retroactively apply the equity method of accounting when a reporting entity obtains significant influence over an investment (e.g., due to an increase in ownership) that previously had been accounted for under the cost basis or at fair value. Instead, the reporting entity would be required to apply the equity method of accounting prospectively from the date significant influence was obtained. The cost of the additional interest in the investee, if any, should be added to the current basis of the investment. The amendment also provides guidance for available-for-sale investments that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings as of the date the investment initially qualifies for the use of the equity method. The Company adopted the guidance in the first quarter of 2017 on a prospective basis, with no impact on its consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company expects to adopt the guidance in the first quarter of 2019 under the modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company does not expect that adoption will have a material impact on its consolidated statements of operations because all of its leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a significant gross up in total assets and total liabilities on the Company’s consolidated statements of financial position. As of March 31, 2017, the Company’s minimum lease payments under lease obligations aggregated $139.9 million.
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
In May 2014, the FASB issued guidance on revenue recognition that superseded most existing revenue recognition guidance, including industry-specific guidance. The new guidance outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis. Under the new guidance, revenue would be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration for which the entity expects to be entitled for that good or service. Additionally, enhanced disclosures would be required regarding both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, including quantitative and qualitative information about significant judgments and changes in those judgments made by management in recognizing revenue.  The Company expects to adopt the guidance in the first quarter of 2018 on a modified retrospective basis.  The Company currently anticipates that the most significant effect of the new guidance relates to the recognition of incentive income.  The new guidance would require the Company to recognize incentive income when it concludes that it is probable that significant reversals of revenue will not occur in subsequent periods.  Under current GAAP, the amount of incentive income recognized by the Company is generally limited to the amount that is not contingent on a future event. The Company is in the process of evaluating the effects, if any, of adopting the new standard on its consolidated financial statements.
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
Consolidated VIEs
As of March 31, 2017, the Company consolidated 18 VIEs for which it was the primary beneficiary, including nine funds managed by Oaktree, eight CLOs for which Oaktree serves as collateral manager, and Oaktree AIF

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. One of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC, was formed to satisfy risk retention requirements under Section 15G of the Exchange Act. One of the CLOs had not priced as of March 31, 2017. As of December 31, 2016, the Company consolidated 17 VIEs.
As of March 31, 2017, the assets and liabilities of the 17 consolidated VIEs representing funds and CLOs amounted to $5.2 billion and $4.3 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of March 31, 2017, the Company’s investments in consolidated VIEs had a carrying value of $339.1 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 9 for more information on CLO debt obligations.
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

	Carrying Value as of
	March 31, 2017	December 31, 2016

Assets of VIEs	$50,881,963	$52,098,059
Liabilities of VIEs	$9,590,345	$9,088,173

Corporate investments	$889,727	$1,055,227
Due from affiliates	89,456	159,714
Maximum exposure to loss	$979,183	$1,214,941
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

Corporate investments consisted of the following:

	As of
Corporate Investments:	March 31, 2017	December 31, 2016

Equity-method Investments:
Funds	$921,683	$981,209
Companies	29,962	34,932
Other investments, at fair value	105,849	107,591
Total corporate investments	$1,057,494	$1,123,732
The components of investment income are set forth below:

	Three Months Ended March 31,
Investment Income (Loss):	2017	2016

Equity-method Investments:
Funds	$32,921	$18,960
Companies	15,894	15,107
Other investments, at fair value	1,636	(4,620)
Total investment income	$50,451	$29,447
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of or for the year ended December 31, 2016, no individual equity-method investment met the significance criteria. As a result, separate financial statements were not required for any of the Company’s equity-method investments.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below.

	As of
Statement of Financial Condition:	March 31, 2017	December 31, 2016
Assets:
Cash and cash-equivalents	$3,109,839	$3,713,045
Investments, at fair value	42,303,584	43,084,842
Other assets	2,145,832	1,994,304
Total assets	$47,559,255	$48,792,191
Liabilities and Capital:
Debt obligations	$7,650,448	$7,372,063
Other liabilities	2,256,633	2,028,065
Total liabilities	9,907,081	9,400,128
Total capital	37,652,174	39,392,063
Total liabilities and capital	$47,559,255	$48,792,191

	Three Months Ended March 31,
Statements of Operations:	2017	2016
Revenues / investment income	$520,610	$542,834
Interest expense	(47,014)	(38,529)
Other expenses	(211,158)	(220,436)
Net realized and unrealized gain on investments	924,551	288,067
Net income	$1,186,989	$571,936
Other Investments, at Fair Value
Other investments, at fair value primarily consist of investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected, as well as derivatives utilized to hedge the Company’s exposure to investment income earned from unconsolidated funds. The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three Months Ended March 31,
	2017	2016

Realized gain (loss)	$1,496	$(2,494)
Net change in unrealized gain (loss)	140	(2,126)
Total gain (loss)	$1,636	$(4,620)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
United States:
Debt securities:
Consumer discretionary	$669,741	$628,621	14.7%	16.5%
Consumer staples	113,912	123,395	2.5	3.2
Energy	83,587	55,655	1.8	1.5
Financials	277,707	182,685	6.1	4.8
Government	—	5,234	—	0.1
Health care	390,497	337,138	8.6	8.9
Industrials	432,937	379,122	9.5	10.0
Information technology	400,168	272,637	8.8	7.2
Materials	256,099	237,417	5.6	6.2
Telecommunication services	127,523	93,893	2.8	2.5
Utilities	91,495	76,920	2.0	2.0
Total debt securities (cost: $2,832,567 and $2,378,759 as of March 31, 2017 and December 31, 2016, respectively)	2,843,666	2,392,717	62.4	62.9
Equity securities:
Consumer discretionary	718	711	0.0	0.0
Consumer staples	354	—	0.0	—
Energy	2,413	2,002	0.1	0.1
Financials	5,207	3,977	0.1	0.1
Government	1,978	—	0.0	—
Health care	366	343	0.0	0.0
Industrials	—	1	—	0.0
Materials	499	691	0.0	0.0
Telecommunication services	393	—	0.0	—
Total equity securities (cost: $11,075 and $5,462 as of March 31, 2017 and December 31, 2016, respectively)	11,928	7,725	0.2	0.2

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Europe:
Debt securities:
Consumer discretionary	$434,480	$374,627	9.5%	9.8%
Consumer staples	95,397	92,750	2.1	2.4
Energy	8,361	13,274	0.2	0.3
Financials	14,584	13,822	0.3	0.4
Government	2,541	1,996	0.1	0.1
Health care	266,448	210,078	5.8	5.5
Industrials	80,612	54,578	1.8	1.4
Information technology	29,635	23,832	0.7	0.6
Materials	264,729	226,961	5.8	6.0
Telecommunication services	214,384	214,182	4.7	5.6
Total debt securities (cost: $1,401,393 and $1,214,068 as of March 31, 2017 and December 31, 2016, respectively)	1,411,171	1,226,100	31.0	32.1
Equity securities:
Consumer discretionary	32	—	0.0	—
Energy	2,938	—	0.1	—
Financials	3,368	1,605	0.1	0.0
Materials	1,741	—	0.0	—
Total equity securities (cost: $6,647 and $1,494 as of March 31, 2017 and December 31, 2016, respectively)	8,079	1,605	0.2	0.0
Asia and other:
Debt securities:
Consumer discretionary	9,918	3,145	0.2	0.1
Consumer staples	5,089	5,994	0.1	0.2
Energy	11,192	9,570	0.3	0.3
Financials	2,891	—	0.1	—
Government	—	1,506	—	0.0
Health care	—	1,245	—	0.0
Industrials	18,774	15,450	0.4	0.4
Information technology	408	409	0.0	0.0
Materials	10,592	10,245	0.2	0.3
Telecommunication services	10,702	4,809	0.2	0.1
Utilities	933	928	0.0	0.0
Total debt securities (cost: $72,982 and $57,400 as of March 31, 2017 and December 31, 2016, respectively)	70,499	53,301	1.5	1.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Asia and other:
Equity securities:
Consumer discretionary	$24,469	$7,639	0.5%	0.2%
Consumer staples	7,040	3,786	0.2	0.1
Energy	4,872	6,978	0.1	0.2
Financials	73,660	44,328	1.6	1.2
Industrials	47,920	21,564	1.1	0.6
Information technology	24,217	16,642	0.5	0.4
Materials	26,218	19,697	0.6	0.5
Telecommunication services	6,508	4,296	0.1	0.1
Utilities	1,174	1,856	0.0	0.1
Total equity securities (cost: $205,326 and $118,292 as of March 31, 2017 and December 31, 2016, respectively)	216,078	126,786	4.7	3.4
Total debt securities	4,325,336	3,672,118	94.9	96.4
Total equity securities	236,085	136,116	5.1	3.6
Total investments, at fair value	$4,561,421	$3,808,234	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $59,218 and $41,541 as of March 31, 2017 and December 31, 2016, respectively)	$(62,345)	$(41,016)
As of March 31, 2017 and December 31, 2016, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended March 31,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$739	$3,736	$3,671	$9,683
CLO liabilities (1)	—	19,831	—	(28,202)
Foreign-currency forward contracts (2)	179	(314)	(202)	(392)
Total-return and interest-rate swaps (2)	(746)	1,235	17	(1,618)
Options and futures (2)	(2,044)	190	(85)	(143)
Total	$(1,872)	$24,678	$3,401	$(20,672)

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 6 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
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

	As of March 31, 2017				As of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and time deposit securities (1)	$596,872	$—	$—	$596,872	$757,578	$—	$—	$757,578
Corporate investments	—	27,906	75,441	103,347	—	27,551	74,663	102,214
Foreign-currency forward contracts (2)	—	10,483	—	10,483	—	16,142	—	16,142
Total assets	$596,872	$38,389	$75,441	$710,702	$757,578	$43,693	$74,663	$875,934

Liabilities
Contingent consideration (3)	$—	$—	$(24,168)	$(24,168)	$—	$—	$(23,567)	$(23,567)
Foreign-currency forward contracts (3)	—	(5,583)	—	(5,583)	—	(7,805)	—	(7,805)
Interest-rate swaps (3)	—	—	—	—	—	(60)	—	(60)
Total liabilities	$—	$(5,583)	$(24,168)	$(29,751)	$—	$(7,865)	$(23,567)	$(31,432)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)
Amounts are included in other assets in the condensed consolidated statements of financial condition, except for $2,502 and $5,377 as of March 31, 2017 and December 31, 2016, respectively, which are included within corporate investments in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
There were no transfers between Level I and Level II positions for the three months ended March 31, 2017 and 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended March 31,
	2017		2016
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$74,663	$(23,567)	$25,750	$(28,494)
Contributions or additions	156	—	—	—
Distributions	(3,135)	—	—	—
Net gain (loss) included in earnings	3,757	(601)	(126)	610
Ending balance	$75,441	$(24,168)	$25,624	$(27,884)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$2,261	$(601)	$(126)	$610
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	March 31, 2017	December 31, 2016	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$75,441	$74,663	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent consideration liability	24,168	23,567	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	45%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
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

	As of March 31, 2017				As of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$3,514,878	$179,080	$3,693,958	$—	$2,973,482	$208,868	$3,182,350
Corporate debt – all other	—	592,445	38,933	631,378	—	460,975	28,793	489,768
Equities – common stock	225,099	131	6,645	231,875	129,362	61	6,693	136,116
Equities – preferred stock	1,444	788	—	2,232	—	—	—	—
Real estate loan portfolios	—	1,978	—	1,978	—	—	—	—
Total investments	226,543	4,110,220	224,658	4,561,421	129,362	3,434,518	244,354	3,808,234
Derivatives:
Foreign-currency forward contracts	—	31	—	31	—	216	—	216
Swaps	—	901	—	901	—	141	—	141
Options and futures	11	—	—	11	—	—	—	—
Total derivatives	11	932	—	943	—	357	—	357
Total assets	$226,554	$4,111,152	$224,658	$4,562,364	$129,362	$3,434,875	$244,354	$3,808,591

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(2,959,909)	$—	$(2,959,909)	$—	$(2,953,880)	$—	$(2,953,880)
Subordinated notes (1)	—	(100,173)	—	(100,173)	—	(100,330)	—	(100,330)
Total CLO debt obligations	—	(3,060,082)	—	(3,060,082)	—	(3,054,210)	—	(3,054,210)
Securities sold short:
Equity securities	(62,345)	—	—	(62,345)	(41,016)	—	—	(41,016)
Derivatives:
Foreign-currency forward contracts	—	(176)	—	(176)	—	(4)	—	(4)
Swaps	—	(394)	—	(394)	—	(1,082)	—	(1,082)
Total derivatives	—	(570)	—	(570)	—	(1,086)	—	(1,086)
Total liabilities	$(62,345)	$(3,060,652)	$—	$(3,122,997)	$(41,016)	$(3,055,296)	$—	$(3,096,312)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 9 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Total
Three Months Ended March 31, 2017
Beginning balance	$208,868	$28,793	$6,693	$—	$—	$—	$—	$244,354
Transfers into Level III	19,844	—	—	—	—	—	—	19,844
Transfers out of Level III	(41,469)	—	—	—	—	—	—	(41,469)
Purchases	15,008	16,199	—	—	—	—	—	31,207
Sales	(24,134)	(6,416)	(116)	—	—	—	—	(30,666)
Realized gains (losses), net	104	195	87	—	—	—	—	386
Unrealized appreciation (depreciation), net	859	162	(19)	—	—	—	—	1,002
Ending balance	$179,080	$38,933	$6,645	$—	$—	$—	$—	$224,658
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$447	$162	$(19)	$—	$—	$—	$—	$590
Three Months Ended March 31, 2016
Beginning balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$27,217,707
Cumulative-effect adjustment from adoption of accounting guidance	(1,672,305)	(3,007,287)	(8,725,026)	(1,363,542)	(9,655,270)	(2,597,405)	8,251	(27,012,584)
Transfers into Level III	37,535	—	398	—	—	—	—	37,933
Transfers out of Level III	(40,708)	—	—	—	—	—	—	(40,708)
Purchases	7,139	1	—	—	—	—	—	7,140
Sales	(1,986)	—	(296)	—	—	—	—	(2,282)
Realized gains (losses), net	26	—	—	—	—	—	—	26
Unrealized appreciation (depreciation), net	(265)	(25)	48	—	—	—	—	(242)
Ending balance	$200,811	$1,853	$4,326	$—	$—	$—	$—	$206,990
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,456	$(25)	$48	$—	$—	$—	$—	$1,479

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
Transfers between Level I and Level II positions for the three months ended March 31, 2017 included $0.4 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using quoted prices. There were no transfers between Level I and Level II positions for the three months ended March 31, 2016.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2017:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$7,623	Discounted cash flow (4)	Discount rate	5% – 13%	8%
	54,686	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Consumer Staples:	6,845	Discounted cash flow (4)	Discount rate	6% – 12%	7%
	12,868	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials:	10,525	Discounted cash flow (4)	Discount rate	5% – 7%	6%
	4,224	Market approach (comparable companies) (6)	Earnings multiple (7)	4x - 6x	5x
	24,743	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,981	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Information technology:	11,569	Discounted cash flow (4)	Discount rate	6% – 13%	9%
	2,845	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials:	1,209	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	14,162	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	10,112	Discounted cash flow (4)	Discount rate	8% – 15%	13%
	18,248	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real Estate:	3,615	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	10,632	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	20,130	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Equity investments:
	3,540	Market approach (comparable companies) (6)	Earnings multiple (7)	5x – 10x	8x
	1,381	Discounted cash flow (4)	Discount rate	11% – 33%	14%
	1,720	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$224,658

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2016:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$7,658	Discounted cash flow (4)	Discount rate	5% – 13%	7%
	64,147	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Consumer Staples:	7,356	Discounted cash flow (4)	Discount rate	6% – 12%	7%
	23,182	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Energy:	12,758	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials:	10,574	Discounted cash flow (4)	Discount rate	5% – 7%	6%
	4,230	Market approach (comparable companies) (6)	Earnings multiple (7)	5x - 7x	6x
	30,531	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Information technology:	11,681	Discounted cash flow (4)	Discount rate	6% – 13%	9%
	5,076	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials:	1,206	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	15,586	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	13,754	Discounted cash flow (4)	Discount rate	8% – 16%	12%
	9,137	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	20,785	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Equity investments:
	3,542	Market approach (comparable companies) (6)	Earnings multiple (7)	4x – 11x	8x
	1,352	Discounted cash flow (4)	Discount rate	11% – 33%	14%
	1,799	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$244,354

(1)
The discount rate is the significant unobservable input used in the fair-value measurement of performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, as well as certain equity investments and real estate loan portfolios. An increase (decrease) in the discount rate would result in a lower (higher) fair-value measurement.

(2)
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

(3)	The weighted average is based on the fair value of the investments included in the range.

(4)
A discounted cash-flow method is generally used to value performing credit-oriented investments in which the consolidated funds do not have a controlling interest in the underlying issuer, as well as certain equity investments, real estate-oriented investments and real estate loan portfolios.

(5)
Certain investments are valued using quoted prices for the subject or similar securities.  Generally, investments valued in this manner are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

(6)	A market approach is generally used to value distressed investments and investments in which the consolidated funds have a controlling interest in the underlying issuer.

(7)
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

(8)
Certain investments are valued based on recent transactions, generally defined as investments purchased or sold within six months of the valuation date. The fair value may also be based on a pending transaction expected to close after the valuation date.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

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
During the three months ended March 31, 2017, there were no changes in the valuation techniques for Level III securities. During the three months ended March 31, 2016, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company.
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
When the Company enters into a derivative contract, the Company may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not utilize hedge accounting. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
As of March 31, 2017, there were no derivatives outstanding that were designated as hedging instruments for accounting purposes. As of December 31, 2016, the Company had one interest-rate swap outstanding, which expired in January 2017, that was designated to hedge the interest-rate risk of the $150.0 million outstanding principal balance remaining under the $250.0 million variable-rate bank term loan.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

The fair value of foreign-currency forward sell contracts consisted of the following:

As of March 31, 2017:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)

Euro, expiring 4/7/17-3/29/18	259,400	$288,320	$279,767	$8,553
USD (buy GBP), expiring 4/28/17-12/29/17	65,167	65,167	67,965	(2,798)
CHF, expiring 12/29/17	5,300	5,418	5,393	25
Japanese Yen, expiring 4/28/17-6/30/17	6,050,000	53,592	54,472	(880)
Total		$412,497	$407,597	$4,900

As of December 31, 2016:
Euro, expiring 1/9/17-12/29/17	242,100	$271,848	$257,652	$14,196
USD (buy GBP), expiring 1/31/17-12/29/17	72,565	72,565	78,143	(5,578)
Japanese Yen, expiring 1/31/17-2/28/17	6,150,000	52,511	52,792	(281)
Total		$396,924	$388,587	$8,337
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
Foreign-currency Forward Contracts	2017	2016

Investment income	$(873)	$(8,901)
General and administrative expense (1)	(2,683)	(9,891)
Total	$(3,556)	$(18,792)

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
March 31, 2017
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
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$179	$(314)	$(202)	$(392)
Total-return and interest-rate swaps	(746)	1,235	17	(1,618)
Options and futures	(2,044)	190	(85)	(143)
Total	$(2,611)	$1,111	$(270)	$(2,153)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2017:		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$10,483	$5,583	$—	$4,900
Derivative assets of consolidated funds:
Foreign-currency forward contracts	31	31	—	—
Total-return and interest-rate swaps	901	394	—	507
Options and futures	11	—	—	11
Subtotal	943	425	—	518
Total	$11,426	$6,008	$—	$5,418

Derivative Liabilities:
Foreign-currency forward contracts	$(5,583)	$(5,583)	$—	$—
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(176)	(31)	—	(145)
Total-return and interest-rate swaps	(394)	(394)	—	—
Subtotal	(570)	(425)	—	(145)
Total	$(6,153)	$(6,008)	$—	$(145)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
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

7. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, and company-owned aircraft, are included in other assets in the condensed consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	March 31, 2017	December 31, 2016

Furniture, equipment and capitalized software	$19,330	$18,771
Leasehold improvements	52,987	49,626
Corporate aircraft	66,277	66,277
Other	4,308	3,748
Fixed assets	142,902	138,422
Accumulated depreciation	(48,397)	(45,344)
Fixed assets, net	$94,505	$93,078

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

8. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of both March 31, 2017 and December 31, 2016, the Company had $69.3 million of goodwill.
The following table summarizes the carrying value of intangible assets:

	As of
	March 31, 2017	December 31, 2016

Contractual rights	$28,017	$28,017
Accumulated amortization	(10,676)	(9,675)
Intangible assets, net	$17,341	$18,342
Amortization expense associated with the Company's intangible assets was $1.0 million for both the three months ended March 31, 2017 and 2016. Amortization expense is estimated to be $3.0 million for the remaining nine months of 2017, $4.0 million per annum for each of the years ending December 31, 2018–2020 and $2.3 million for 2021.
Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.
9. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	March 31, 2017	December 31, 2016

$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 31, 2021 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(3,883)	(4,103)
Debt obligations	$746,117	$745,897

(1)
The credit agreement consists of a $250 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.125% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement). As of March 31, 2017, the Company had no outstanding borrowings under the revolving credit facility.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

As of March 31, 2017, future scheduled principal payments of debt obligations were as follows:

Last nine months of 2017	$—
2018	—
2019	250,000
2020	—
2021	150,000
Thereafter	350,000
Total	$750,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of March 31, 2017 and December 31, 2016.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $781.2 million and $756.6 million as of March 31, 2017 and December 31, 2016, respectively, utilizing an average borrowing rate of 3.6% and 3.9%, respectively. As of March 31, 2017, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $765.3 million, whereas a 10% decrease would increase the estimated fair value to $797.7 million.
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
As of March 31, 2017 and December 31, 2016, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $580.5 million and $489.0 million, respectively. The fair value of the revolving credit facility is a Level III valuation and approximated carrying value due to the short-term nature. The fair value of the senior variable rate notes is a Level III valuation and approximated carrying value as of March 31, 2017 and December 31, 2016 due to their recent issuance date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee
Credit Agreement	March 31, 2017	December 31, 2016
Revolving credit facility	$91,500	$—	$450,000	1.25%	4/19/2019	N/A	N/A
Senior variable rate notes (2)	488,999	488,997	$489,000	Various	10/20/2027	N/A	N/A
Total debt obligations	580,499	488,997
Less: Debt issuance costs	(4,745)	(5,041)
Total debt obligations, net	$575,754	$483,956

(1)	The facility bears interest at an annual rate of LIBOR plus the applicable margin.

(2)	The weighted average interest rate was 2.62% as of March 31, 2017.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, including term loans of CLOs that had not priced as of period end. The table below sets forth the outstanding debt obligations of CLOs as of the date indicated.

	As of March 31, 2017			As of December 31, 2016
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)	$468,783	3.03%	8.0	$471,603	2.90%	8.2
Senior secured notes (2)(3)	462,458	2.81%	9.7	470,298	3.03%	9.9
Senior secured notes (4)	41,086	3.48%	1.8	49,336	3.31%	2.0
Senior secured notes (5)	362,270	1.73%	10.4	357,706	1.73%	10.7
Senior secured notes (2)	466,824	3.11%	10.7	467,084	2.96%	11.0
Senior secured notes (5)	366,254	2.29%	11.0	360,234	2.29%	11.3
Senior secured notes (5)	402,018	2.28%	12.1	395,458	2.28%	12.4
Senior secured notes (5)	390,216	1.99%	13.0	382,161	1.99%	13.2
Subordinated note (6)	15,652	N/A	9.7	12,281	N/A	9.9
Subordinated note (6)	17,389	N/A	10.4	17,871	N/A	10.7
Subordinated note (6)	17,728	N/A	10.7	18,432	N/A	11.0
Subordinated note (6)	12,959	N/A	11.0	13,422	N/A	11.3
Subordinated note (6)	16,479	N/A	12.1	17,073	N/A	12.4
Subordinated note (6)	19,966	N/A	13.0	21,251	N/A	13.2
Total CLO debt obligations	$3,060,082			$3,054,210

(1)
The fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Please see notes 2 and 5 for more information.

(2)	The weighted average interest rate is based on LIBOR plus a margin.

(3)	These notes were refinanced in March 2017, resulting in a lower interest rate spread. There was no change to the original maturity date.

(4)
The interest rate is LIBOR plus a margin determined based on a formula as defined in the respective borrowing agreements, which incorporate different borrowing values based on the characteristics of collateral investments purchased.  The weighted average unused commitment fee rate ranged from 0% to 2.0%.

(5)	The weighted average interest rate is based on EURIBOR (subject to a zero floor) plus a margin.

(6)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of March 31, 2017 and December 31, 2016, the fair value of CLO assets was $3.7 billion and $3.4 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
As of March 31, 2017, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Last nine months of 2017	$—
2018	41,086
2019	—
2020	—
2021	—
Thereafter	3,024,996
Total	$3,066,082

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three Months Ended March 31,
	2017	2016

Beginning balance	$344,047	$38,173,125
Cumulative-effect adjustment from adoption of accounting guidance	—	(37,969,042)
Initial consolidation of a fund	70,817	—
Contributions	34,786	11,277
Distributions	(9,173)	(15,036)
Net income (loss)	9,003	(4,282)
Change in distributions payable	4,098	1,318
Foreign currency translation and other	—	4,330
Ending balance	$453,578	$201,690

11. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of March 31, 2017 and December 31, 2016, respectively, OCGH units represented 91,568,490 of the total 155,753,560 Oaktree Operating Group units and 91,758,067 of the total 154,790,343 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,795,024 and $1,754,882 as of March 31, 2017 and December 31, 2016, respectively, the OCGH non-controlling interest was $1,055,310 and $1,040,274. As of March 31, 2017 and December 31, 2016, non-controlling interests attributable to third parties was $9,497 and $10,045, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the OCGH unitholders' non-controlling interest and to Class A unitholders:

	Three Months Ended March 31,
	2017	2016
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	91,644	91,914
Class A unitholders	63,022	61,894
Total weighted average units outstanding	154,666	153,808
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$96,598	$58,826
Net income attributable to Class A unitholders	66,428	39,615
Oaktree Operating Group net income (1)	$163,026	$98,441
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$66,428	$39,615
Non-Operating Group expenses	(232)	(264)
Income tax expense of Intermediate Holding Companies	(11,281)	(11,273)
Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078

(1)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $626 and $1,207 for the three months ended March 31, 2017 and 2016, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended March 31,
	2017	2016

Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078
Equity reallocation between controlling and non-controlling interests	12,061	7,481
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$66,976	$35,559

Please see notes 12, 13 and 14 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

12. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended March 31,
	2017	2016
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078
Weighted average number of Class A units outstanding (basic and diluted)	63,022	61,894
Basic and diluted net income per Class A unit	$0.87	$0.45
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of March 31, 2017, there were 91,568,490 OCGH units outstanding, which are vested or will vest through February 15, 2026, that ultimately may be exchanged into 91,568,490 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2017 and 2016.
In connection with the 2014 Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of March 31, 2017, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three months ended March 31, 2017 and 2016. Please see note 15 for more information.
13. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the three months ended March 31, 2017, the Company granted 1,210,691 Class A units and 21,362 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 4.9 years. The grant date fair value of OCGH units awarded during the three months ended March 31, 2017 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. In the first quarter of 2017, the Company adopted the new accounting guidance related to share-based payment awards, as further discussed in note 2. With respect to forfeitures, the Company adopted the guidance on a modified retroactive basis and made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017.
As of March 31, 2017, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $181.9 million over a weighted average period of 4.5 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

A summary of the status of the Company’s unvested Class A and OCGH unit awards and a summary of changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance, December 31, 2016	2,128,400	$41.86	2,337,953	$39.80
Granted	1,210,691	45.30	21,362	36.24
Vested	(744,318)	40.40	(344,702)	39.23
Forfeited	—	—	—	—
Balance, March 31, 2017	2,594,773	$43.89	2,014,613	$39.91
Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created will be measured on a per unit basis, based on the appreciation of the Class A units and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of March 31, 2017, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of March 31, 2017, the Company expected to recognize $6.1 million of compensation expense on its unvested EVUs over the next 2.8 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next four quarters ending March 31, 2018, the Company believes that it is reasonably possible that one outcome of these examinations and expiring statutes of limitation on other items may be the release of up to approximately $5.7 million of previously accrued Operating Group income taxes.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
Exchange Agreement and Tax Receivable Agreement
Subject to certain restrictions and the approval of the Company’s board of directors, each holder of OCGH units has the right to exchange his or her vested units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices and/or other consideration of equal value. Certain of the Oaktree Operating Group entities made an election under Section 754 of the U.S. Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by the Oaktree Operating Group at the time of an exchange. These exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would otherwise be required to pay in the future.
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
Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments to OCGH unitholders under the tax receivable agreement, as of March 31, 2017, are estimated to aggregate $33.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $71.3 million over the period ending approximately in 2034 with respect to the initial public offering, $99.0 million over the period ending approximately in 2035 with respect to the May 2013 Offering, $74.5 million over the period ending approximately in 2036 with respect to the March 2014 Offering, and $62.7 million over the period ending approximately in 2037 with respect to the March 2015 Offering. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2017.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of March 31, 2017 and December 31, 2016, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $2,063,616 and $1,970,755, for which related direct incentive income compensation expense was estimated to be $1,096,719 and $1,026,345.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the 2014 Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of March 31, 2017 and December 31, 2016, respectively, the fair value of the contingent consideration liability was $24.2 million and $23.6 million. Changes in this liability resulted in expense of $0.6 million and income of $0.6 million for the three months ended March 31, 2017 and 2016, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of March 31, 2017 and December 31, 2016, the Company, generally in its capacity as general partner, had undrawn capital commitments of $468.8 million and $565.4 million, respectively, including commitments to both unconsolidated and consolidated funds.
Investment Commitments of Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2017 and December 31, 2016, the consolidated funds had potential aggregate commitments of $10.5 million and $2.1 million, respectively. These commitments are

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2017 and December 31, 2016, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2017, the consolidated funds did not provide any financial support to portfolio companies.
16. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $165,408 and $164,335 as of March 31, 2017 and December 31, 2016, respectively, based on a discount rate of 10.0%.

	As of
	March 31, 2017	December 31, 2016
Due from affiliates:
Loans	$13,862	$19,325
Amounts due from unconsolidated funds	60,391	53,573
Management fees and incentive income due from unconsolidated funds	57,860	130,708
Payments made on behalf of unconsolidated entities	3,778	3,779
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,024	1,258
Total due from affiliates	$136,915	$208,643
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 14)	$340,966	$340,966
Amounts due to senior executives, certain non-controlling interest holders and employees	2,874	5,577
Total due to affiliates	$343,840	$346,543
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $151 and $204 for the three months ended March 31, 2017 and 2016, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $260.2 million and $227.0 million for the three months ended March 31, 2017 and 2016, respectively.
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
Aircraft Services
The Company owns an aircraft for business purposes. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel and will reimburse the Company to the extent his use of the aircraft for personal travel exceeds a certain threshold pursuant to a Company policy adopted as of January 1, 2017.  Additionally, the Company occasionally makes use of an aircraft owned by one of its senior executives for business purposes at a price to the Company that is based on market rates.
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
March 31, 2017
($ in thousands, except where noted)

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
ANI was as follows:

	Three Months Ended March 31,
	2017	2016
Revenues:
Management fees	$185,565	$201,270
Incentive income	147,193	96,588
Investment income	58,429	15,077
Total revenues	391,187	312,935
Expenses:
Compensation and benefits	(102,136)	(104,270)
Equity-based compensation	(11,651)	(10,703)
Incentive income compensation	(73,144)	(49,749)
General and administrative	(32,409)	(31,481)
Depreciation and amortization	(2,823)	(3,160)
Total expenses	(222,163)	(199,363)
Adjusted net income before interest and other income (expense)	169,024	113,572
Interest expense, net of interest income (1)	(6,971)	(8,682)
Other income (expense), net	41	135
Adjusted net income	$162,094	$105,025

(1)	Interest income was $1.7 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

A reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income of the investment management segment is presented below.

	Three Months Ended March 31,
	2017	2016

Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078
Incentive income (1)	38,536	39,942
Incentive income compensation (1)	(38,536)	(39,942)
Investment income (2)	(4,372)	(10,429)
Equity-based compensation (3)	3,302	3,192
Placement costs (4)	60	6,704
Foreign-currency hedging (5)	(1,996)	5,866
Acquisition-related items (6)	1,602	391
Income taxes (7)	12,302	12,680
Non-Operating Group expenses (8)	232	264
Non-controlling interests (8)	96,049	58,279
Adjusted net income	$162,094	$105,025

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

The following tables reconcile the Company’s segment information to the condensed consolidated financial statements:

	As of or for the Three Months Ended March 31, 2017
	Segment	Adjustments	Consolidated

Management fees (1)	$185,565	$(4,637)	$180,928
Incentive income (1)	147,193	(38,536)	108,657
Investment income (1)	58,429	(7,978)	50,451
Total expenses (2)	(222,163)	29,601	(192,562)
Interest expense, net (3)	(6,971)	(41,799)	(48,770)
Other income (expense), net (4)	41	4,622	4,663
Other income of consolidated funds (5)	—	70,766	70,766
Income taxes	—	(12,302)	(12,302)
Net income attributable to non-controlling interests in consolidated funds	—	(9,692)	(9,692)
Net income attributable to non-controlling interests in consolidated subsidiaries	—	(97,224)	(97,224)
Adjusted net income/net income attributable to Oaktree Capital Group, LLC	$162,094	$(107,179)	$54,915
Corporate investments (6)	$1,547,125	$(489,631)	$1,057,494
Total assets (7)	$3,260,269	$4,870,091	$8,130,360

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds, (b) for management fees, the reclassification of $415 of net gains related to foreign-currency hedging activities to general and administrative expense, (c) for incentive income, the effect of timing differences in the recognition of such income between adjusted net income and net income attributable to OCG of $38,536, and (d) for investment income, differences of $4,372 related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $2,432 related to unit grants made before the Company’s initial public offering, (b) consolidated fund expenses of $1,457, (c) expenses incurred by the Intermediate Holding Companies of $305, (d) the effect of timing differences in the recognition of incentive income compensation expense between adjusted net income and net income attributable to OCG of $38,536, (e) acquisition-related items of $1,602, (f) adjustments of $4,661 related to amounts received for contractually reimbursable costs that are classified as expenses for segment reporting and as other income under GAAP, (g) differences of $870 arising from EVUs that are classified as liability awards under GAAP but as equity awards for segment reporting, (h) $60 related to third-party placement costs, and (i) $2,452 of net gains related to foreign-currency hedging activities.

(3)
The interest expense adjustment represents the inclusion of interest expense attributable to third-party investors in CLOs, non-controlling interests of the consolidated funds and the exclusion of segment interest income.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $4,661 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $41 in net gains related to foreign-currency hedging activities to general and administrative expense.

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

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, such as corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
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

(1)
The adjustment represents (a) the elimination of amounts earned from the consolidated funds, (b) for management fees, the reclassification of $662 of net gains related to foreign-currency hedging activities to general and administrative expense, (c) for incentive income, the effect of timing differences in the recognition of such income between adjusted net income and net income attributable to OCG of $39,942, and (d) for investment income, differences of $10,429 related to corporate investments in CLOs which under GAAP are marked-to-market but for segment reporting accounted for at amortized cost, subject to impairment.

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

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $5,801 that are classified as expenses for segment reporting and as other income under GAAP, and (b) the reclassification of $135 of net gains related to foreign-currency hedging activities to general and administrative expense.

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

(7)
The total assets adjustment represents the inclusion of investments and other assets of the consolidated funds, net of segment assets eliminated in consolidation, such as corporate investments in funds and incentive income receivable.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2017
($ in thousands, except where noted)

18. SUBSEQUENT EVENTS
Distribution
On April 27, 2017, the Company declared a distribution of $0.71 per Class A unit. This distribution, which is related to the first quarter of 2017, will be paid on May 12, 2017 to Class A unitholders of record at the close of business on May 8, 2017.
Compensatory Arrangements of Certain Officers
Effective as of April 26, 2017, Oaktree’s board of directors has approved the extension of the term of the employment agreement of Jay S. Wintrob, Oaktree’s Chief Executive Officer, to March 31, 2022 in recognition of Mr. Wintrob’s performance to date. In conjunction with this extension, the board of directors approved certain adjustments to the compensation arrangements of Mr. Wintrob by awarding him 225,000 limited partnership units vesting pro-rata over ten years (the “Granted OCGH Units”) in OCGH in accordance with the terms of Oaktree’s 2011 Equity Incentive Plan and expanding his profit sharing arrangement to include a share of the net incentive income from certain funds that had their final close before Mr. Wintrob joined Oaktree (“pre-employment funds”). The incremental amounts Mr. Wintrob receives as a result of these changes will reduce the amount Mr. Wintrob would be entitled to, if any, with respect to his EVUs in OCGH. The board of directors believes these modifications more fully align Mr. Wintrob’s interests with Oaktree’s Class A unitholders and provide him with compensation that is competitive with the range of compensation paid to other CEOs (or executives serving in a similar capacity) in the asset management industry. The material terms of the new compensation arrangements are summarized below.
Employment Agreement Amendment
On April 26, 2017, the Company, Oaktree Capital Management, L.P. and Mr. Wintrob entered into a second amended and restated employment agreement, which extended the term of the agreement through March 31, 2022. Under the amended agreement, beginning in 2017, Mr. Wintrob’s profit sharing payments will now be calculated to include a portion of the net incentive income on pre-employment funds. For 2017-2019, the payments will be calculated taking into account 75% of the net incentive income earned by Oaktree that is derived from such funds, and for 2020 or later, such percentage will change to 50%. In addition, the amended agreement provides that Mr. Wintrob will now receive his quarterly profit sharing payments in arrears, rather than in advance, and that the value of the portion of such payments (if any) paid in Class A units will be determined based on the average daily closing price of the Class A units for the period commencing 20 trading days before the date such Class A units are issued (or such other period that Oaktree selects as applied consistently to other employees).
The employment agreement has also been modified to provide that if, after December 31, 2019, Mr. Wintrob’s employment is terminated by the Company without cause or by Mr. Wintrob for good reason (as such terms are defined in the agreement), Mr. Wintrob will receive a quarterly cash payment in each of the four fiscal quarters that follow the fiscal quarter in which he is terminated. Each payment will be 25% of the aggregate profit sharing payments he earned for the four full fiscal quarters that preceded his termination.
Equity Value Unit Amendment
On April 26, 2017, the Company and Mr. Wintrob entered into a second amended and restated grant agreement under Oaktree’s 2011 Equity Incentive Plan, which amended Mr. Wintrob’s existing EVU award. The amended agreement reduces the value received under the EVUs by (i) distributions on such Granted OCGH Units, (ii) the value of the portion of Mr. Wintrob’s profit sharing payments attributable to the net incentive income received from the pre-employment funds, and (iii) the full value of the Granted OCGH Units, calculated assuming the value per OCGH unit is the average daily closing price of a Class A unit over the 20 trading day period preceding the grant date of the Granted OCGH Units. To the extent that the reduction relates to the value of any Granted OCGH Units that are unvested at the time of the reduction, such Granted OCGH Units will vest at that time.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $100.3 billion in AUM as of March 31, 2017. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele includes 75 of the 100 largest U.S. pension plans, 38 states in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 350 other non-U.S. institutional investors. As measured by AUM, approximately 76% of our clients are invested in two or more different investment strategies, and 38% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
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
In the first quarter, most major financial markets delivered strong returns amid generally improving global economic data. U.S. equities reached all-time highs in the quarter, on hopes that the newly elected U.S. President Donald Trump would deliver on his plans to cut taxes, boost infrastructure spending and reduce regulation. The S&P 500 Index finished the quarter with a total return of 6.1%, while the Russell 2000 Index returned 2.5%. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, returned 8.0%. Emerging market equities were particularly strong, returning 11.5%, as measured by the MSCI Emerging Markets Index, while European equity markets returned 7.6%, as measured by the MSCI Europe Index. Credit markets performed relatively well, despite the U.S. Federal Reserve’s decision to increase short-term interest rates in March for a second time in as many quarters. U.S. high yield bonds, as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index, returned 2.4% for the quarter, while emerging market bonds returned 3.9%, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI) High Yield. The 10-year U.S. Treasury yield declined slightly during the quarter, to 2.40%, from 2.45% at the end of 2016.
Against this backdrop, our incentive-creating closed-end funds delivered an overall blended gross return for the quarter of 3.3%. As of March 31, 2017, AUM was $100.3 billion and management fee-generating AUM was $79.3 billion. Gross capital raised was $3.1 billion and $13.0 billion for the quarter and the 12 months ended March 31, 2017, respectively. As of March 31, 2017, uncalled capital commitments were $21.8 billion. Of these commitments, $13.1 billion were not yet generating management fees (“shadow AUM”).  The largest portion of the shadow AUM, at $8.8 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital until sometime in 2018.  Most of the remaining $4.3 billion of shadow AUM charges management fees based on drawn capital or cost basis and therefore we currently expect it will start generating management fees on a gradual basis over multiple years.
Understanding Our Results—Consolidation of Oaktree Funds
GAAP requires us to consolidate entities in which we have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a variable interest entity (“VIE”) if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. Oaktree consolidates those VIEs in which we are the primary beneficiary. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model. Please see note 2 to our condensed consolidated financial statements for more information.
Most of the Oaktree funds that are VIEs are not consolidated because we are not the primary beneficiary, as our fee arrangements are not deemed to be variable interests and we do not hold any other interests in those funds that are considered to be more than insignificant. However, investment vehicles in which we have a significant investment, such as CLOs and certain Oaktree funds, are consolidated under GAAP (“consolidated funds”). When a CLO or fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those consolidated funds, which are held by third-party investors, are reflected as debt obligations of CLOs or non-controlling interests in consolidated funds in the consolidated financial statements. All of the revenues earned by us as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to us.
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
As of March 31, 2017, there was $188.0 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 4.0 years. As of March 31, 2017, there was $170.7 million of unrecognized compensation expense for segment reporting purposes, with the difference versus the GAAP-basis figure primarily representing unit grants made before our initial public offering.  The $170.7 million increased to $181.9 million in April 2017 as a result of additional unit grants. The $181.9 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 4.0 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards, which are typically issued in the first quarter of the following fiscal year, and possible modifications to award terms or changes in estimated forfeiture rates.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Nine Months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through April 2017	$44.3	$46.6	$37.8	$21.5	$8.8	$22.9	$181.9
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to segment incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the segment incentive income, and secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because (a) the criteria for recognizing income and expense differ under GAAP and thus may result in timing differences, and (b) segment incentive income is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For the most meaningful percentage relationship, please see “—Segment Analysis” below.
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
Interest and Dividend Income
Interest and dividend income consists of interest and dividend income earned on the investments held by our consolidated funds, and interest income earned by Oaktree and its operating subsidiaries.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments consists of realized gains and losses arising from dispositions of investments held by our consolidated funds.
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
Fee-related Earnings
Fee-related earnings is a non-GAAP performance measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of segment management fees less segment operating expenses other than incentive income compensation expense and non-cash equity-based compensation expense. Fee-related earnings is considered baseline because it applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though those expenses also support the generation of incentive and investment income, and because it excludes all non-management fee revenue sources (such as earnings from our minority equity interest in DoubleLine). Fee-related earnings is presented before income taxes.
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

•
Incentive-creating Assets Under Management. Incentive-creating AUM refers to the AUM that may eventually produce incentive income. It represents the NAV of our funds for which we are entitled to receive an incentive allocation, excluding CLOs and investments made by us and our employees and directors (which are not subject to an incentive allocation). All funds for which we are entitled to receive an incentive allocation are included in incentive-creating AUM, regardless of whether or not they are currently above their preferred return or high-water mark and therefore generating incentives. Incentive-creating AUM does not include undrawn capital commitments.

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
Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

Condensed Consolidated Statements of Operations	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Management fees	$180,928	$198,553
Incentive income	108,657	55,937
Total revenues	289,585	254,490
Expenses:
Compensation and benefits	(104,487)	(108,405)
Equity-based compensation	(14,953)	(13,896)
Incentive income compensation	(34,608)	(9,807)
Total compensation and benefits expense	(154,048)	(132,108)
General and administrative	(32,219)	(47,831)
Depreciation and amortization	(3,824)	(4,161)
Consolidated fund expenses	(2,471)	(1,084)
Total expenses	(192,562)	(185,184)
Other income (loss):
Interest expense	(48,770)	(27,705)
Interest and dividend income	47,960	36,270
Net realized gain (loss) on consolidated funds’ investments	(1,872)	3,401
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	24,678	(20,672)
Investment income	50,451	29,447
Other income (expense), net	4,663	5,801
Total other income	77,110	26,542
Income before income taxes	174,133	95,848
Income taxes	(12,302)	(12,680)
Net income	161,831	83,168
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(9,692)	4,944
Net income attributable to non-controlling interests in consolidated subsidiaries	(97,224)	(60,034)
Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues
Management Fees
Management fees decreased $17.7 million, or 8.9%, to $180.9 million for the three months ended March 31, 2017, from $198.6 million for the three months ended March 31, 2016. The decrease reflected an aggregate decline of $23.6 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $5.9 million principally from additional capital commitments to ROF VII and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.
Incentive Income
Incentive income increased $52.8 million, or 94.5%, to $108.7 million for the three months ended March 31, 2017, from $55.9 million for the three months ended March 31, 2016. The current-year period included regular and tax-related incentive income of $66.0 million and $42.7 million from unconsolidated funds, respectively, as compared to $23.1 million and $32.8 million in the prior-year period, respectively.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $3.9 million, or 3.6%, to $104.5 million for the three months ended March 31, 2017, from $108.4 million for the three months ended March 31, 2016. The decrease was primarily attributable to variations in bonus accruals, partially offset by a $2.3 million unfavorable change in phantom equity expense, stemming largely from each period’s change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $1.1 million, or 7.9%, to $15.0 million for the three months ended March 31, 2017, from $13.9 million for the three months ended March 31, 2016. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors.
Incentive Income Compensation
Incentive income compensation expense increased $24.8 million, or 253.1%, to $34.6 million for the three months ended March 31, 2017, from $9.8 million for the three months ended March 31, 2016. The percentage increase in incentive income compensation expense was larger than the corresponding increase of 52.4% in segment incentive income, primarily as a result of timing differences between the recognition of segment incentive income and incentive income compensation expense.
General and Administrative
General and administrative expense decreased $15.6 million, or 32.6%, to $32.2 million for the three months ended March 31, 2017, from $47.8 million for the three months ended March 31, 2016. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense decreased $5.1 million, or 13.1%, to $33.8 million from $38.9 million, primarily reflecting lower placement costs associated with closed-end funds.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.4 million, to $2.5 million for the three months ended March 31, 2017, from $1.1 million for the three months ended March 31, 2016. The increase primarily reflected higher professional fees and other costs of our consolidated funds.

Other Income (Loss)
Interest Expense
Interest expense increased $21.1 million, or 76.2%, to $48.8 million for the three months ended March 31, 2017, from $27.7 million for the three months ended March 31, 2016. The increase was attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $11.7 million, or 32.2%, to $48.0 million for the three months ended March 31, 2017, from $36.3 million for the three months ended March 31, 2016. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased to a loss of $1.9 million for the three months ended March 31, 2017, from a gain of $3.4 million for the three months ended March 31, 2016. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a gain of $24.7 million for the three months ended March 31, 2017, from a loss of $20.7 million for the three months ended March 31, 2016. Excluding the impact of the reversal of net realized gain on consolidated funds’ investments, net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a net gain of $22.8 million for the three months ended March 31, 2017, from a net loss of $17.3 million for the three months ended March 31, 2016, primarily reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income increased $21.1 million, or 71.8%, to $50.5 million for the three months ended March 31, 2017, from $29.4 million for the three months ended March 31, 2016. The increase primarily reflected higher overall returns on our fund investments. DoubleLine accounted for investment income of $15.9 million and $15.1 million in the current and prior-year periods, respectively, of which performance fees accounted for $0.2 million and $0.6 million, respectively.
Other Income (Expense), Net
Other income (expense), net was income of $4.7 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively. Both periods primarily reflected income received for contractually reimbursable costs associated with Highstar.
Income Taxes
Income taxes decreased $0.4 million, or 3.1%, to $12.3 million for the three months ended March 31, 2017, from $12.7 million for the three months ended March 31, 2016.  The decrease reflected a lower effective tax rate for the three months ended March 31, 2017, partially offset by higher pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for the three months ended March 31, 2017 and 2016 were 17% and 29%, respectively, resulting from an estimated full-year effective rate of 20% and 26%, respectively.  The rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased to income of $9.7 million for the three months ended March 31, 2017, as compared to a loss of $4.9 million for the three months ended March 31, 2016. The increase primarily reflected our consolidated funds’ performance in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $26.8 million, or 95.4%, to $54.9 million for the three months ended March 31, 2017, from $28.1 million for the three months ended March 31, 2016. The increase was primarily attributable to higher segment profits.

Segment Financial Data
The following table presents segment financial data:

Segment Statements of Operations Data: (1)	As of or for the Three Months Ended March 31,
	2017	2016
	(in thousands, except per unit data or as otherwise indicated)
Revenues:
Management fees	$185,565	$201,270
Incentive income	147,193	96,588
Investment income	58,429	15,077
Total revenues	391,187	312,935
Expenses:
Compensation and benefits	(102,136)	(104,270)
Equity-based compensation	(11,651)	(10,703)
Incentive income compensation	(73,144)	(49,749)
General and administrative	(32,409)	(31,481)
Depreciation and amortization	(2,823)	(3,160)
Total expenses	(222,163)	(199,363)
Adjusted net income before interest and other income (expense)	169,024	113,572
Interest expense, net of interest income (2)	(6,971)	(8,682)
Other income (expense), net	41	135
Adjusted net income	$162,094	$105,025

Adjusted net income-OCG	$54,119	$30,160
Adjusted net income per Class A unit	0.86	0.49
Distributable earnings	157,099	125,725
Distributable earnings-OCG	54,306	41,843
Distributable earnings per Class A unit	0.86	0.68
Fee-related earnings	48,197	62,359
Fee-related earnings-OCG	17,814	23,059
Fee-related earnings per Class A unit	0.28	0.37

Weighted average number of Operating Group units outstanding	154,666	153,808
Weighted average number of Class A units outstanding	63,022	61,894

Operating Metrics:
Assets under management (in millions):
Assets under management	$100,313	$96,874
Management fee-generating assets under management	79,329	79,908
Incentive-creating assets under management	32,337	31,205
Uncalled capital commitments	21,770	21,400
Accrued incentives (fund level):
Incentives created (fund level)	201,518	(46,270)
Incentives created (fund level), net of associated incentive income compensation expense	96,536	(16,991)
Accrued incentives (fund level)	2,068,422	1,442,359
Accrued incentives (fund level), net of associated incentive income compensation expense	969,029	747,711

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

(2)	Interest income was $1.7 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Assets Under Management:	(in millions)
Closed-end funds	$59,848	$60,104	$59,081
Open-end funds	35,125	35,105	33,008
Evergreen funds	5,340	5,295	4,785
Total	$100,313	$100,504	$96,874

	Three Months Ended March 31,
	2017	2016
Change in Assets Under Management:	(in millions)
Beginning balance	$100,504	$97,359
Closed-end funds:
Capital commitments/other (1)	1,094	866
Distributions for a realization event/other (2)	(2,553)	(2,014)
Change in uncalled capital commitments for funds entering or in liquidation (3)	31	—
Foreign-currency translation	106	341
Change in market value (4)	870	365
Change in applicable leverage	196	93
Open-end funds:
Contributions	2,007	735
Redemptions	(2,977)	(1,771)
Foreign-currency translation	107	222
Change in market value (4)	883	620
Evergreen funds:
Contributions or new capital commitments	7	66
Redemptions or distributions/other	(106)	(59)
Foreign-currency translation	(2)	(3)
Change in market value (4)	146	54
Ending balance	$100,313	$96,874

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

Management Fee-generating Assets Under Management

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$7,721	$7,504	$7,184
Other closed-end funds	32,340	32,990	35,956
Open-end funds	34,930	35,034	32,939
Evergreen funds	4,338	4,239	3,829
Total	$79,329	$79,767	$79,908

	Three Months Ended March 31,
Change in Management Fee-generating Assets Under Management:	2017	2016
	(in millions)
Beginning balance	$79,767	$78,897
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	17	686
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	327	201
Change attributable to funds in liquidation (2)	(954)	(381)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	—	—
Distributions by funds that pay fees based on NAV/other (4)	(165)	(113)
Foreign-currency translation	82	229
Change in market value (5)	88	85
Change in applicable leverage	172	144
Open-end funds:
Contributions	1,882	735
Redemptions	(2,971)	(1,772)
Foreign-currency translation	107	222
Change in market value	878	619
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	59	337
Redemptions or distributions	(90)	(28)
Change in market value	130	47
Ending balance	$79,329	$79,908

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	March 31, 2017	December 31, 2016	March 31, 2016
	(in millions)
Assets under management	$100,313	$100,504	$96,874
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(3,773)	(4,183)	(1,829)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(10,542)	(10,367)	(8,143)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(2,593)	(3,109)	(4,095)
Oaktree’s general partner investments in management fee-generating funds	(1,928)	(1,822)	(1,727)
Funds that are no longer paying management fees and co-investments that pay no management fees (2)	(2,148)	(1,256)	(1,172)
Management fee-generating assets under management	$79,329	$79,767	$79,908

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

(2)	This includes certain accounts that pay fees intended to offset Oaktree’s costs related to the accounts.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.50	1.50	1.52
Open-end funds	0.45	0.46	0.47
Evergreen funds	1.22	1.22	1.33
Overall	0.92	0.93	0.98
Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of March 31, 2017, December 31, 2016 and March 31, 2016, the portion of incentive-creating AUM generating incentives at the fund level was $20.7 billion, $21.2 billion and $16.5 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$28,943	$30,292	$29,251
Evergreen funds	3,394	3,335	1,954
Total	$32,337	$33,627	$31,205
Three Months Ended March 31, 2017
AUM decreased $0.2 billion, or 0.2%, to $100.3 billion as of March 31, 2017, from $100.5 billion as of December 31, 2016. The decrease primarily reflected $2.6 billion of distributions to closed-end fund investors and $1.0 billion of net outflows from open-end funds, largely offset by $1.9 billion in market-value gains and $1.1 billion of capital inflows for closed-end funds.

Management fee-generating AUM, a forward-looking metric, decreased $0.5 billion, or 0.6%, to $79.3 billion as of March 31, 2017, from $79.8 billion as of December 31, 2016. The decrease primarily reflected $1.1 billion of net outflows from open-end funds and $1.0 billion attributable to closed-end funds in liquidation, partially offset by $1.1 billion in market-value gains and $0.3 billion from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis.
Incentive-creating AUM decreased $1.3 billion, or 3.9%, to $32.3 billion as of March 31, 2017, from $33.6 billion as of December 31, 2016, reflecting an aggregate $2.7 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $1.4 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Three Months Ended March 31, 2016
AUM decreased $0.5 billion, or 0.5%, to $96.9 billion as of March 31, 2016, from $97.4 billion as of December 31, 2015. The decrease reflected $2.0 billion of distributions to closed-end fund investors and $1.0 billion of net outflows from open-end funds, partially offset by $1.0 billion in market-value gains, $0.9 billion of capital inflows for closed-end funds and $0.6 billion of favorable foreign-currency translation.
Management fee-generating AUM, a forward-looking metric, increased $1.0 billion, or 1.3%, to $79.9 billion as of March 31, 2016, from $78.9 billion as of December 31, 2015. The increase reflected an aggregate $0.9 billion increase from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis and additional capital commitments for Oaktree Opportunities Fund X (“Opps X”), as well as $0.8 billion of market-value gains and $0.5 billion of favorable foreign-currency translation. These increases were partially offset by $1.0 billion of net outflows from open-end funds and a $0.4 billion decline attributable to closed-end funds in liquidation.
Incentive-creating AUM decreased $0.7 billion, or 2.2%, to $31.2 billion as of March 31, 2016, from $31.9 billion as of December 31, 2015, reflecting an aggregate $2.0 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $1.3 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2017	2016
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$2,014,097	$1,585,217
Incentives created (fund level):
Closed-end funds	190,021	(46,845)
Evergreen funds	11,497	575
Total incentives created (fund level)	201,518	(46,270)
Less: segment incentive income recognized by us	(147,193)	(96,588)
Ending balance	$2,068,422	$1,442,359
Accrued incentives (fund level), net of associated incentive income compensation expense	$969,029	$747,711
As of March 31, 2017 and 2016, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $179.6 million (or 19%) and $294.1 million (39%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
In April 2017, AdvancePierre Foods, our largest holding in OCM Principal Opportunities Fund IV (“POF IV”), announced that it had agreed to be acquired by Tyson Foods.  The transaction would result in POF IV reaching the stage of its cash distribution waterfall whereby Oaktree is entitled to receive incentives. The closing of this transaction, which is currently expected in the second quarter of 2017, is subject to the satisfaction of certain customary conditions, including the completion of the announced tender offer and receipt of required regulatory approvals. Upon closing, the transaction is expected to generate approximately $20 million of receipts of investment income and at least $150 million of net incentive income.
As of March 31, 2017, $889.2 million, or 92%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 32% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended March 31, 2017 and 2016
Incentives created (fund level) was $201.5 million for the three months ended March 31, 2017, primarily reflecting $119.3 million of incentives created (fund level) from Distressed Debt funds, $29.3 million from Control Investing funds and $22.5 million from Real Estate funds.
Incentives created (fund level) was negative $46.3 million for the three months ended March 31, 2016, primarily reflecting $66.5 million of net negative incentives created (fund level) from Distressed Debt funds, partially offset by $19.7 million of positive incentives created (fund level) from Real Estate funds.
Uncalled Capital Commitments
As of March 31, 2017, December 31, 2016, and March 31, 2016, uncalled capital commitments were $21.8 billion, $20.8 billion and $21.4 billion, respectively. Invested capital during the three and 12 months ended March 31, 2017 aggregated $1.7 billion and $8.3 billion, respectively, as compared with $1.9 billion and $7.5 billion for the comparable prior-year periods.

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
Adjusted Net Income
ANI and adjusted net income-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per unit data)
Revenues:
Management fees	$185,565	$201,270
Incentive income	147,193	96,588
Investment income	58,429	15,077
Total revenues	391,187	312,935
Expenses:
Compensation and benefits	(102,136)	(104,270)
Equity-based compensation	(11,651)	(10,703)
Incentive income compensation	(73,144)	(49,749)
General and administrative	(32,409)	(31,481)
Depreciation and amortization	(2,823)	(3,160)
Total expenses	(222,163)	(199,363)
Adjusted net income before interest and other income (expense)	169,024	113,572
Interest expense, net of interest income	(6,971)	(8,682)
Other income (expense), net	41	135
Adjusted net income	162,094	105,025
Adjusted net income attributable to OCGH non-controlling interest	(96,046)	(62,762)
Non-Operating Group expenses	(232)	(264)
Adjusted net income-OCG before income taxes	65,816	41,999
Income taxes-OCG	(11,697)	(11,839)
Adjusted net income-OCG	$54,119	$30,160
Adjusted net income per Class A unit	$0.86	$0.49
Weighted average number of Class A units outstanding	63,022	61,894

Distributable Earnings
Distributable earnings and distributable earnings-OCG, as well as per unit data, are set forth below:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per unit data)
Revenues:
Management fees	$185,565	$201,270
Incentive income	147,193	96,588
Receipts of investment income from funds (1)	29,095	12,923
Receipts of investment income from companies	13,709	13,558
Total distributable earnings revenues	375,562	324,339
Expenses:
Compensation and benefits	(102,136)	(104,270)
Incentive income compensation	(73,144)	(49,749)
General and administrative	(32,409)	(31,481)
Depreciation and amortization	(2,823)	(3,160)
Total expenses	(210,512)	(188,660)
Other income (expense):
Interest expense, net of interest income	(6,971)	(8,682)
Operating Group income taxes	(1,021)	(1,407)
Other income (expense), net	41	135
Distributable earnings	157,099	125,725
Distributable earnings attributable to OCGH non-controlling interest	(93,086)	(75,132)
Non-Operating Group expenses	(232)	(264)
Distributable earnings-OCG income taxes	(4,112)	(3,380)
Tax receivable agreement	(5,363)	(5,106)
Distributable earnings-OCG	$54,306	$41,843
Distributable earnings per Class A unit	$0.86	$0.68
Weighted average number of Class A units outstanding	63,022	61,894

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Distributable earnings grew $31.4 million, or 25.0%, to $157.1 million for the three months ended March 31, 2017, from $125.7 million for the three months ended March 31, 2016, reflecting increases of $27.2 million in incentive income, net of incentive income compensation expense (“net incentive income”), and $16.3 million in investment income proceeds, partially offset by a $14.2 million decline in fee-related earnings. For the three months ended March 31, 2017, investment income proceeds totaled $42.8 million, including $29.1 million from fund distributions and $13.7 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $26.5 million, of which $12.9 million and $13.6 million was attributable to fund distributions and DoubleLine, respectively.

The following table reconciles net income attributable to Oaktree Capital Group, LLC to ANI and distributable earnings:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078
Incentive income (1)	38,536	39,942
Incentive income compensation (1)	(38,536)	(39,942)
Investment income (2)	(4,372)	(10,429)
Equity-based compensation (3)	3,302	3,192
Placement costs (4)	60	6,704
Foreign-currency hedging (5)	(1,996)	5,866
Acquisition-related items (6)	1,602	391
Income taxes (7)	12,302	12,680
Non-Operating Group expenses (8)	232	264
Non-controlling interests (8)	96,049	58,279
Adjusted net income	162,094	105,025
Investment income (9)	(58,429)	(15,077)
Receipts of investment income from funds (10)	29,095	12,923
Receipts of investment income from companies	13,709	13,558
Equity-based compensation (11)	11,651	10,703
Operating Group income taxes	(1,021)	(1,407)
Distributable earnings	$157,099	$125,725

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

The following table reconciles net income attributable to Oaktree Capital Group, LLC to adjusted net income-OCG and distributable earnings-OCG:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078
Incentive income attributable to OCG (1)	15,702	16,073
Incentive income compensation attributable to OCG (1)	(15,702)	(16,073)
Investment income attributable to OCG (2)	(1,781)	(4,197)
Equity-based compensation attributable to OCG (3)	1,345	1,285
Placement costs attributable to OCG (4)	24	2,698
Foreign-currency hedging attributable to OCG (5)	(813)	2,359
Acquisition-related items attributable to OCG (6)	652	158
Non-controlling interests attributable to OCG (6)	(223)	(221)
Adjusted net income-OCG (7)	54,119	30,160
Investment income attributable to OCG	(23,809)	(6,067)
Receipts of investment income from funds attributable to OCG	11,856	5,200
Receipts of investment income from companies attributable to OCG	5,586	5,456
Equity-based compensation attributable to OCG (8)	4,748	4,307
Distributable earnings-OCG income taxes	(4,112)	(3,380)
Tax receivable agreement	(5,363)	(5,106)
Income taxes of Intermediate Holding Companies	11,281	11,273
Distributable earnings-OCG (7)	$54,306	$41,843

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

Fee-related Earnings
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Fee-related earnings decreased $14.2 million, or 22.8%, to $48.2 million for the three months ended March 31, 2017, from $62.4 million for the three months ended March 31, 2016. The decline reflected $15.7 million of lower management fees and $0.9 million of higher general and administrative expense, partially offset by $2.2 million of lower compensation and benefits expense. The portion of fee-related earnings attributable to our Class A units was $0.28 and $0.37 per unit for the three months ended March 31, 2017 and 2016, respectively.
The effective tax rate applicable to fee-related earnings for the three months ended March 31, 2017 and 2016 was 8% and 7%, respectively, resulting from full-year effective rates of 8% and 7%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
The following table reconciles net income attributable to Oaktree Capital Group, LLC to ANI and fee-related earnings:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078
Reconciling adjustments (1)	107,179	76,947
Adjusted net income	162,094	105,025
Incentive income	(147,193)	(96,588)
Incentive income compensation	73,144	49,749
Investment income	(58,429)	(15,077)
Equity-based compensation (2)	11,651	10,703
Interest expense, net of interest income	6,971	8,682
Other (income) expense, net	(41)	(135)
Fee-related earnings	$48,197	$62,359

(1)	Please refer to the table on page 70 for a detailed reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income.

(2)
This adjustment adds back the effect of equity-based compensation expense related to unit grants made after our initial public offering, which is excluded from fee-related earnings because it is non-cash in nature and does not impact our ability to fund our operations.

The following table reconciles net income attributable to Oaktree Capital Group, LLC to adjusted net income-OCG and fee-related earnings-OCG:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$54,915	$28,078
Reconciling adjustments (1)	(796)	2,082
Adjusted net income-OCG (2)	54,119	30,160
Incentive income attributable to OCG	(59,977)	(38,868)
Incentive income compensation attributable to OCG	29,804	20,020
Investment income attributable to OCG	(23,809)	(6,067)
Equity-based compensation attributable to OCG (3)	4,748	4,307
Interest expense, net of interest income attributable to OCG	2,768	3,463
Other (income) expense attributable to OCG	(16)	(54)
Non-fee-related earnings income taxes attributable to OCG (4)	10,177	10,098
Fee-related earnings-OCG (2)	$17,814	$23,059

(1)	Please refer to the table on page 71 for a detailed reconciliation of net income attributable to Oaktree Capital Group, LLC to adjusted net income-OCG.

(2)
Adjusted net income-OCG and fee-related earnings-OCG are calculated to evaluate the portion of adjusted net income and fee-related earnings attributable to Class A unitholders. These measures are net of income taxes and other income or expenses applicable to OCG or its Intermediate Holding Companies. A reconciliation of fee-related earnings to fee-related earnings-OCG is presented below.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fee-related earnings	$48,197	$62,359
Fee-related earnings attributable to OCGH non-controlling interest	(28,558)	(37,264)
Non-Operating Group expenses	(305)	(295)
Fee-related earnings-OCG income taxes	(1,520)	(1,741)
Fee-related earnings-OCG	$17,814	$23,059
Fee-related earnings-OCG per Class A unit	$0.28	$0.37

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Segment Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Management Fees:
Closed-end funds	$131,708	$148,251
Open-end funds	40,144	38,413
Evergreen funds	13,713	14,606
Total	$185,565	$201,270

Management fees decreased $15.7 million, or 7.8%, to $185.6 million for the three months ended March 31, 2017, from $201.3 million for the three months ended March 31, 2016, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $16.6 million, or 11.2%, to $131.7 million for the three months ended March 31, 2017, from $148.3 million for the three months ended March 31, 2016. The decline reflected an aggregate decrease of $22.6 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $6.0 million principally from additional capital commitments to Oaktree Real Estate Opportunities Fund VII and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds increased $1.7 million, or 4.4%, to $40.1 million for the three months ended March 31, 2017, from $38.4 million for the three months ended March 31, 2016. The increase was primarily attributable to market-value gains, partially offset by net outflows and a lower overall average fee rate.

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $0.9 million, or 6.2%, to $13.7 million for the three months ended March 31, 2017, from $14.6 million for the three months ended March 31, 2016, primarily reflecting a lower average management fee rate. The period-end weighted average annual management fee rate for evergreen funds decreased to 1.22% as of March 31, 2017, from 1.33% as of March 31, 2016, primarily reflecting a reduction in the average management fee rate for Value Opportunities Fund.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Incentive Income:
Closed-end funds	$147,193	$96,588
Incentive income increased $50.6 million, or 52.4%, to $147.2 million for the three months ended March 31, 2017, from $96.6 million for the three months ended March 31, 2016. The current-year period included regular and tax-related incentive income of $66.0 million and $81.2 million, respectively, as compared to $23.9 million and $72.7 million in the prior-year period.

Investment Income
A summary of investment income is set forth below:

	Three Months Ended March 31,
	2017	2016
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$8,912	$(13,543)
Convertible Securities	445	(944)
Distressed Debt	19,841	8,891
Control Investing	3,422	(1,447)
Real Estate	3,948	3,105
Listed Equities	3,687	3,488
Non-Oaktree funds	2,280	420
Income from investments in companies	15,894	15,107
Total investment income	$58,429	$15,077
Investment income increased $43.3 million, to $58.4 million for the three months ended March 31, 2017, from $15.1 million for the three months ended March 31, 2016. Excluding the $22.7 million impairment charge taken in the prior-year period on investments in certain of our CLOs, investment income increased $20.6 million, primarily reflecting higher overall returns on our fund investments. DoubleLine accounted for investment income of $15.9 million and $15.1 million in the first three months of 2017 and 2016, respectively, of which performance fees accounted for $0.2 million and $0.6 million, respectively.
Segment Expenses
Compensation and Benefits
Compensation and benefits expense decreased $2.2 million, or 2.1%, to $102.1 million for the three months ended March 31, 2017, from $104.3 million for the three months ended March 31, 2016. The decrease was primarily attributable to variations in bonus accruals, partially offset by a $2.3 million unfavorable change in phantom equity expense, stemming largely from each period’s change in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense increased $1.0 million, or 9.3%, to $11.7 million for the three months ended March 31, 2017, from $10.7 million for the three months ended March 31, 2016. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense increased $23.4 million, or 47.1%, to $73.1 million for the three months ended March 31, 2017, from $49.7 million for the three months ended March 31, 2016. The increase reflected growth in incentive income, partially offset by differences in the applicable funds’ compensation percentages.
General and Administrative
General and administrative expense increased $0.9 million, or 2.9%, to $32.4 million for the three months ended March 31, 2017, from $31.5 million for the three months ended March 31, 2016.
Interest Expense, Net of Interest Income
Interest expense, net decreased $1.7 million, or 19.5%, to $7.0 million for the three months ended March 31, 2017, from $8.7 million for the three months ended March 31, 2016, reflecting the maturity of $100.0 million in senior notes in 2016 and higher interest income.

Adjusted Net Income
ANI increased $57.1 million, or 54.4%, to $162.1 million for the three months ended March 31, 2017, from $105.0 million for the three months ended March 31, 2016, reflecting increases of $43.3 million in investment income and $27.2 million in net incentive income, partially offset by a $14.2 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $0.1 million, or 0.8%, to $11.7 million for the three months ended March 31, 2017, from $11.8 million for the three months ended March 31, 2016.  The decrease reflected a lower effective tax rate for the three months ended March 31, 2017, largely offset by higher adjusted net income-OCG before income taxes. The effective tax rates applied to ANI for the three months ended March 31, 2017 and 2016 were 18% and 28%, respectively, resulting from full-year effective rates of 20% and 23%, respectively. The rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period's income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income and certain incentive and investment income rises, and vice versa.
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
The following table presents our segment statements of financial condition:

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Assets:	(in thousands)
Cash and cash-equivalents	$362,889	$291,470	$342,079
U.S. Treasury and time deposit securities	596,872	757,578	618,899
Corporate investments	1,547,125	1,480,928	1,352,362
Deferred tax assets	404,740	404,614	425,904
Receivables and other assets	348,643	379,124	397,416
Total assets	$3,260,269	$3,313,714	$3,136,660
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$268,824	$353,451	$253,305
Due to affiliates	343,840	346,543	356,851
Debt obligations	746,117	745,897	845,736
Total liabilities	1,358,781	1,445,891	1,455,892
Capital:
OCGH non-controlling interest in consolidated subsidiaries	1,065,053	1,053,109	945,519
Unitholders’ capital attributable to Oaktree Capital Group, LLC	836,435	814,714	735,249
Total capital	1,901,488	1,867,823	1,680,768
Total liabilities and capital	$3,260,269	$3,313,714	$3,136,660

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$493,478	$422,330	$381,456
Convertible Securities	27,180	1,735	1,579
Distressed Debt	404,317	426,108	379,507
Control Investing	258,064	265,919	258,753
Real Estate	140,569	141,234	127,731
Listed Equities	122,572	116,988	111,185
Non-Oaktree funds	70,983	71,682	66,321
Investments in companies	29,962	34,932	25,830
Total corporate investments	$1,547,125	$1,480,928	$1,352,362
Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2017, we had $1.0 billion of cash and U.S. Treasury and time deposit securities, and $746 million in outstanding debt, which included no borrowings outstanding against our $500 million revolving credit facility. Our investments in funds and companies had a carrying value of $1.5 billion as of March 31, 2017.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of March 31, 2017, corporate investments of $1.5 billion included unrealized investment income proceeds of $380 million, of which $187 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
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
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are discussed below.
Operating Activities
Net cash used in operating activities was $245.6 million and $328.8 million in the first three months of 2017 and 2016, respectively. These amounts principally reflected net purchases of securities of the consolidated funds of $396.2 million and $218.5 million for the first three months of 2017 and 2016, respectively, partially offset by net income in each respective period.
Investing Activities
Net cash provided by investing activities was $228.3 million and $83.9 million in the first three months of 2017 and 2016, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and time deposit securities included net proceeds of $160.7 million and $42.2 million for the first three months of 2017 and 2016, respectively. Corporate investments in funds and companies of $8.2 million and $19.5 million for the first three months of 2017 and 2016, respectively, consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Funds	$148,891	$48,002
Eliminated in consolidation	(140,741)	(28,465)
Total investments	$8,150	$19,537

Distributions and proceeds from corporate investments in funds and companies of $80.0 million and $62.8 million for the first three months of 2017 and 2016, respectively, consisted of the following:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Funds	$96,717	$92,005
Eliminated in consolidation	(16,719)	(29,194)
Total proceeds	$79,998	$62,811

Purchases of fixed assets were $4.3 million and $1.6 million for the first three months of 2017 and 2016, respectively.
Financing Activities
Financing activities used $14.8 million and provided $221.6 million of cash in the first three months of 2017 and 2016, respectively. For the first three months of 2017 and 2016, respectively, financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $25.0 million and net distributions of $4.6 million; (b) net borrowings on credit facilities of the consolidated funds of $83.2 million and net repayments of $98.8 million; (c) distributions to unitholders of $112.2 million and $80.9 million; and (d) net unit purchases of $9.7 million and $9.7 million. The first three months of 2017 included proceeds from the refinancing of CLO debt obligations of $412.5 million and an equal repayment of $412.5 million. The first three months of 2016 included proceeds from the issuance of CLO debt obligations of $426.3 million and payments for debt issuance costs of $8.8 million.
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
In addition to our ongoing sources of cash that include management fees, incentive income and distributions related to our corporate investments in funds and companies, we also have access to liquidity through our debt financings and credit agreements. We believe that the sources of liquidity described below will be sufficient to fund our working capital requirements for at least the next twelve months.
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
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”), of which $100 million was repaid in July 2016, and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extended the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of March 31, 2017, we had no outstanding borrowings under our $500 million revolving credit facility.
In September 2014, Oaktree Capital Management, L.P. issued and sold to certain accredited investors $50 million aggregate principal amount of 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “2014 Notes”) pursuant to a note and guarantee agreement (the “2014 Note Agreement”). The 2014 Notes are senior unsecured obligations of the issuer, guaranteed on a joint and several basis by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. Interest on the 2014 Notes is payable semi-annually.
The 2014 Note Agreement provides for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2014 Note Agreement contains customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2014 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2014 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In November 2009, Oaktree Capital Management, L.P. issued $250 million in aggregate principal amount of senior notes due December 2, 2019 (the “2009 Notes”). The indenture governing the 2009 Notes contains customary financial covenants and restrictions that, among other things, limit the issuer’s ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit-participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2009 Notes do not contain financial maintenance covenants.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of March 31, 2017, we were required to maintain approximately $94.2 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of March 31, 2017, future payments of this nature were estimated to aggregate $33.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $71.3 million over the period ending approximately in 2034 with respect to our initial public offering.
In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of March 31, 2017, future payments with respect to the May 2013 Offering were estimated to aggregate $99.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of March 31, 2017, future payments with respect to the March 2014 Offering were estimated to aggregate $74.5 million over the period ending approximately in 2036.
In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of March 31, 2017, future payments with respect to the March 2015 Offering were estimated to aggregate $62.7 million over the period ending approximately in 2037.
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2017.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2017:

	Last Nine Months of 2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$5,330	$30,151	$32,408	$72,045	$139,934
Debt obligations payable (2)	—	250,000	150,000	350,000	750,000
Interest obligations on debt (3)	25,286	66,145	31,456	91,584	214,471
Tax receivable agreement	20,677	43,757	47,879	228,653	340,966
Contingent consideration (4)	24,168	—	—	—	24,168
Commitments to Oaktree and third-party funds (5)	468,760	—	—	—	468,760
Subtotal	544,221	390,053	261,743	742,282	1,938,299
Consolidated Funds:
Debt obligations payable (2)	91,500	—	—	488,999	580,499
Interest obligations on debt (3)	10,120	25,624	25,624	76,258	137,626
Debt obligations of CLOs (2)	—	41,086	—	3,024,996	3,066,082
Interest on debt obligations of CLOs (3)	55,485	146,495	145,101	412,514	759,595
Commitments to fund investments (6)	10,463	—	—	—	10,463
Total	$711,789	$603,258	$432,468	$4,745,049	$6,492,564

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

(4)
This represents the undiscounted contingent consideration obligation as of March 31, 2017 related to the 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2017 column.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2017.
As of March 31, 2017, none of the incentive income we had recognized was subject to clawback by the funds.
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
The table below summarizes the investments and other financial instruments, net of debt obligations, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of March 31, 2017:	Level I	Level II	Level III	Total

Closed-end funds	$6,132	$810,558	$211,822	$1,028,512
Open-end funds	1,615	239,435	11,446	252,496
Evergreen funds	156,462	507	1,390	158,359
Total	$164,209	$1,050,500	$224,658	$1,439,367

As of December 31, 2016:
Closed-end funds	$6,078	$320,688	$242,961	$569,727
Open-end funds	37,608	59,832	—	97,440
Evergreen funds	44,660	(941)	1,393	45,112
Total	$88,346	$379,579	$244,354	$712,279

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2017, we had investments, at fair value of $4.6 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $456.1 million. Of this decline, approximately $172.5 million would impact net income attributable to Oaktree Capital Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Segment Management Fees
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the three months ended March 31, 2017 and 2016, NAV-based management fees represented approximately 32% and 31%, respectively, of total management fees. Based on investments held as of March 31, 2017, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.0 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Segment Investment Income
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of March 31, 2017, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $282.6 million decrease in the amount of investment income. The estimated decline of $282.6 million is greater than 10% of the March 31, 2017 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.

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
We estimate that for the three months ended March 31, 2017, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our segment results:

•	our management fees (relating to (a) and (b) above) would have increased by $2.3 million;

•	our operating expenses would have increased by $2.9 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.4 million; and

•	our income tax expense would have decreased by $0.1 million.
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
Interest-rate Risk
As of March 31, 2017, Oaktree and its operating subsidiaries had $746 million in debt obligations, net of debt issuance costs, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. For the three months ended March 31, 2017, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate segment cash and U.S. Treasury and time deposit securities as of March 31, 2017, we estimate that Oaktree and its operating subsidiaries would generate an additional $9.6 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2017, $3.6 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $34.1 million in the event interest rates were to increase by 100 basis points.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see the information under “Risk Factors” in our annual report. There have been no material changes to the risk factors as disclosed in our annual report.
The risks described in our annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued. Accordingly, on March 31, 2017, we issued 21,362 Class B units to OCGH which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of March 31, 2017
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)	TBD	—	$8,872	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	68	29	502	43	1,514	3,335	—	97	1,103	57.7%	35.6%	1.7x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	190	409	4,847	4,868	—	—	5,936	4.0	1.3	1.1
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	547	1,464	1,775	2,001	52	—	2,268	7.3	4.3	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	548	1,240	412	399	16	—	347	13.3	10.9	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,286	5,087	1,707	1,502	165	280	1,232	12.7	8.7	1.6
Special Account A	Nov. 2008	Oct. 2012	253	nm	100	303	487	69	57	46	14	—	28.1	22.8	2.2
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	8,893	17,633	1,104	996	1,523	205	—	21.9	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,474	4,697	375	574	85	—	503	10.3	7.6	1.5
OCM Opportunities Fund VI	Jul. 2005	Jul. 2008	1,773	nm	100	1,294	3,064	3	—	252	1	—	11.9	8.8	1.8
OCM Opportunities Fund V	Jun. 2004	Jun. 2007	1,179	nm	100	958	2,103	34	—	180	7	—	18.5	14.1	1.9
Legacy funds (8).	Various	Various	9,543	nm	100	8,204	17,695	52	—	1,113	10	—	24.2	19.3	1.9
													22.0%	16.2%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII (9)(10)	Jan. 2016	Jan. 2020	$2,920	48%	10%	$42	$94	$240	$2,496	$—	$8	$206	nm	nm	1.4x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,121	1,171	2,627	2,006	22	195	2,172	16.4%	10.9%	1.5
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	951	1,649	585	294	73	108	126	17.5	13.0	1.8
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	191	326	129	64	4	15	63	14.8	12.8	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	395	753	92	64	57	18	—	16.1	11.0	2.0
OCM Real Estate Opportunities Fund III	Sep. 2002	Sep. 2005	707	nm	100	613	1,307	13	—	119	3	—	15.3	11.3	2.0
Legacy funds (8).	Various	Various	1,634	nm	99	1,399	3,009	—	—	112	—	—	15.2	12.0	1.9
													15.5%	11.9%
Real Estate Debt
Oaktree Real Estate Debt Fund II (9)(11)	Mar. 2017	Mar. 2020	$765	10%	2%	$(2)	$—	$14	$71	$—	$—	$16	nm	nm	1.0x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	58	116	430	327	623	6	11	234	26.7%	20.0%	1.3
Oaktree PPIP Fund (12) .	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Real Estate Value-Add
Special Account G (9)(11)	Oct. 2016	Oct. 2020	$615	40%	40%	$3	$4	$242	$237	$—	$—	$245	nm	nm	1.0x

European Principal (13)
Oaktree European Principal Fund IV (7)(9)(14)	TBD	—	€1,104	15%	3%	€(6)	€—	€25	€240	€—	€—	€31	nm	nm	1.0x
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	nm	85	€1,846	€648	€3,947	€2,682	€—	€358	€2,898	20.3%	13.6%	1.8
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	nm	100	€441	€1,867	€306	€779	€29	€—	€675	8.8	4.8	1.4
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.7%	9.2%

			As of March 31, 2017
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Oaktree Segment Incentive Income Recog- nized	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
European Private Debt (13)
Oaktree European Capital Solutions Fund (7)(9)(11)	Dec. 2015	Dec. 2018	€703	37%	31%	€8	€14	€211	€189	€—	€—	€211	nm	nm	1.1x
Oaktree European Dislocation Fund	Oct. 2013	Oct. 2016	€294	nm	57	€35	€153	€64	€91	€2	€3	€45	21.6%	15.4%	1.2
Special Account E	Oct. 2013	Apr. 2015	€379	nm	69	€58	€248	€71	€100	€4	€5	€52	14.2	11.0	1.2
													15.4%	11.4%
Special Situations (15)
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	$1,377	51%	21%	$92	$86	$297	$1,216	$—	$18	$229	49.5%	24.4%	1.5x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$457	$1,592	$1,451	$1,695	$50	$—	$2,062	7.9%	3.6%	1.3x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	208	40	263	283	21	—	260	11.3	8.1	1.6
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	2,904	4,439	1,793	538	22	545	882	12.4	8.9	2.0
Legacy funds (8).	Various	Various	3,701	nm	100	2,719	6,397	23	—	236	4	—	14.4	11.1	1.8
													13.1%	9.4%
Power Opportunities
Oaktree Power Opportunities Fund IV (9)	Nov. 2015	Nov. 2020	$1,106	47%	43%	$13	$1	$489	$1,078	$—	$—	$500	nm	nm	1.1x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	66	413	579	532	418	24	55	310	22.3%	13.9%	1.7
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	nm	53	1,446	1,982	5	—	100	—	—	76.1	58.8	3.8
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	nm	85	251	634	—	—	23	—	—	20.1	13.1	1.8
													34.6%	26.4%
Infrastructure Investing
Oaktree Infrastructure Fund (16)	TBD	—	$409	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Highstar Capital IV (17).	Nov. 2010	Nov. 2016	2,000	nm	100	438	473	2,043	1,317	—	4	2,087	14.0%	8.6%	1.4x

U.S. Private Debt (18)
Oaktree Mezzanine Fund IV (11)	Oct. 2014	Oct. 2019	$852	58%	53%	$45	$3	$465	$408	$—	$7	$456	12.4%	8.6%	1.1x
Oaktree Mezzanine Fund III (19).	Dec. 2009	Dec. 2014	1,592	nm	89	409	1,451	381	376	15	23	341	15.1	10.4 / 8.6	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	507	1,504	110	—	—	—	157	11.1	7.6	1.6
OCM Mezzanine Fund (20).	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.1%	8.8%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund (21)	Sep. 2013	Sep. 2017	$384	75%	75%	$72	$1	$360	$279	$—	$13	$336	15.0%	9.6%	1.3x
Special Account F	Jan. 2014	Jan. 2018	253	96	96	49	83	208	206	—	10	191	14.2	9.8	1.2
									31,766	(13)	2,042	(13)	14.7%	9.7%
							Other (22)		7,811		6
							Total (23)		$39,577		$2,048

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings, if any, outstanding, under a fund-level credit facility where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended March 31, 2017 was $156 million.

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

(7)
Fund data include the performance of the main fund and fund-of-one accounts, except the gross and net IRRs presented reflect only the performance of the main fund. Certain fund-of-one accounts pay management fees based on cost basis, rather than committed capital.

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

(9)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through March 31, 2017 was less than 18 months.

(10)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(11)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of March 31, 2017 management fee-generating AUM included only that portion of committed capital that had been drawn.

(12)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(13)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the March 31, 2017 spot rate of $1.07.

(14)
Management fees are based on aggregate contributed capital for the period from the initial investment date until the investment period start date, which includes indebtedness incurred in lieu of drawn capital.

(15)
Effective November 2016, the Global Principal strategy was renamed Special Situations. The aggregate gross and net IRRs presented for this strategy exclude the performance of Oaktree Special Situations Fund.

(16)	A portion of the $409 million of commitments to Oaktree Infrastructure Fund is subject to certain contingencies.

(17)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of March 31, 2017, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) amount shown for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(18)	Effective April 2017, the Mezzanine Finance strategy was renamed U.S. Private Debt, and includes our Mezzanine Finance and Direct Lending funds.

(19)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 8.6%. The combined net IRR for Class A and Class B interests was 9.6%.

(20)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(21)
In the third quarter of 2016, the investment period for Oaktree Emerging Market Opportunities Fund was extended for a one year period until September 2017. However, management fees stepped down to the post-investment period basis effective October 1, 2016.

(22)	This includes our closed-end Senior Loan funds, CLOs, OCM Asia Principal Opportunities Fund, a non-Oaktree fund and certain separate accounts and co-investments.

(23)
The total excludes two closed-end funds with management fee-generating AUM aggregating $484 million as of March 31, 2017, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Mar. 31, 2017	Twelve Months Ended March 31, 2017			Since Inception through March 31, 2017
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$16,816	12.5%	11.9%	16.3%	9.3%	8.8%	8.4%	0.81	0.57
Global High Yield Bonds	2010	4,592	13.9	13.3	16.2	7.5	7.0	7.1	1.15	1.11
European High Yield Bonds	1999	1,073	10.2	9.7	11.9	8.1	7.6	6.4	0.71	0.45
U.S. Convertibles	1987	3,142	13.6	13.1	18.1	9.4	8.8	8.2	0.49	0.37
Non-U.S. Convertibles	1994	1,335	7.2	6.7	4.2	8.4	7.8	5.6	0.78	0.41
High Income Convertibles	1989	945	16.5	15.6	16.7	11.4	10.6	8.2	1.06	0.60
U.S. Senior Loans	2008	1,726	10.9	10.3	9.7	6.2	5.7	5.3	1.11	0.66
European Senior Loans	2009	1,648	6.0	5.4	6.9	8.3	7.8	9.0	1.71	1.73
Emerging Markets Equities	2011	3,380	24.5	23.5	17.2	0.4	(0.4)	(0.7)	0.02	(0.04)
Other		273
Total		$34,930

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

Evergreen Funds

		As of March 31, 2017				Twelve Months Ended March 31, 2017		Since Inception through March 31, 2017
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	2012	$3,038	$2,482	$5		18.5%	14.4%	8.7%	6.2%
Value Opportunities	2007	1,284	1,218	—	(3)	21.0	19.1	9.4	5.5
Emerging Markets Debt Total Return (4)	2015	413	373	4		22.8	18.0	16.5	12.9
Value Equities (5)	2012	385	315	3		41.8	35.9	20.0	14.5
			4,388	12
Other (6)			434	4
Restructured funds			—	4
Total (2)			$4,822	$20

(1)	Returns represent time-weighted rates of return.

(2)	Includes two closed-end funds with an aggregate $494 million and $484 million of AUM and management fee-generating AUM, respectively.

(3)	As of March 31, 2017, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $57 million for Value Opportunities.

(4)	The rates of return reflect the performance of a composite of accounts, including a single account with a December 2014 inception date.

(5)	Includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.

(6)	Includes the Emerging Markets Absolute Return strategy and certain evergreen separate accounts in the Real Estate Debt and Emerging Markets Opportunities strategies.

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
Date: May 5, 2017

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

3.4	Unit Designation, effective November 16, 2015 (incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2015).

10.1*	Second Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated April 26, 2017.

10.2*
Second Amended and Restated Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan by and among Oaktree Capital Group Holdings, L.P., Oaktree Capital Group Holdings GP, LLC and Jay S. Wintrob effective as of April 26, 2017.

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