Form 10-Q
period 2017-06-30
Oaktree Capital Group, LLC
filed 2017-08-04
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of July 31, 2017, there were 64,185,410 Class A units and 92,030,445 Class B units of the registrant outstanding.

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

•
“management fee-generating assets under management,” or “management fee-generating AUM,” is a forward-looking metric and reflects the beginning AUM on which we will earn management fees in the following quarter, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures—Assets Under Management—Management Fee-generating Assets Under Management.”

•
“incentive-creating assets under management,” or “incentive-creating AUM,” refers to the AUM that may eventually produce incentive income, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures—Assets Under Management—Incentive-creating Assets Under Management.”

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2017	December 31, 2016
Assets
Cash and cash-equivalents	$600,104	$291,470
U.S. Treasury and time deposit securities	555,008	757,578
Corporate investments (includes $99,389 and $107,591 measured at fair value as of June 30, 2017 and December 31, 2016, respectively)	1,016,078	1,123,732
Due from affiliates	132,943	208,643
Deferred tax assets	405,030	404,614
Other assets	239,849	237,466
Assets of consolidated funds:
Cash and cash-equivalents	601,698	667,730
Investments, at fair value	4,739,686	3,808,234
Dividends and interest receivable	14,837	15,297
Due from brokers	65,711	98,746
Receivable for securities sold	142,276	34,932
Derivative assets, at fair value	478	357
Other assets	703	311
Total assets	$8,514,401	$7,649,110
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$181,355	$284,510
Accounts payable, accrued expenses and other liabilities	161,961	150,596
Due to affiliates	341,741	346,543
Debt obligations	746,336	745,897
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	24,256	11,689
Payables for securities purchased	537,691	291,182
Securities sold short, at fair value	81,086	41,016
Derivative liabilities, at fair value	772	1,086
Distributions payable	3,545	9,207
Borrowings under credit facilities	738,550	483,956
Debt obligations of CLOs	3,100,029	3,054,210
Total liabilities	5,917,322	5,419,892
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	497,406	344,047
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 64,185,410 and 63,032,276 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Class B units, no par value, unlimited units authorized, 92,043,490 and 91,758,067 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	763,466	749,618
Retained earnings	141,143	54,494
Accumulated other comprehensive income (loss)	(476)	1,793
Class A unitholders’ capital	904,133	805,905
Non-controlling interests in consolidated subsidiaries	1,166,788	1,050,319
Non-controlling interests in consolidated funds	28,752	28,947
Total unitholders’ capital	2,099,673	1,885,171
Total liabilities and unitholders’ capital	$8,514,401	$7,649,110

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Management fees	$180,028	$195,015	$360,956	$393,568
Incentive income	454,027	87,701	562,684	143,638
Total revenues	634,055	282,716	923,640	537,206
Expenses:
Compensation and benefits	(102,002)	(103,002)	(206,489)	(211,407)
Equity-based compensation	(14,748)	(14,726)	(29,701)	(28,622)
Incentive income compensation	(266,556)	(35,461)	(301,164)	(45,268)
Total compensation and benefits expense	(383,306)	(153,189)	(537,354)	(285,297)
General and administrative	(34,388)	(32,949)	(66,607)	(80,780)
Depreciation and amortization	(3,004)	(4,048)	(6,828)	(8,209)
Consolidated fund expenses	(2,728)	(1,462)	(5,199)	(2,546)
Total expenses	(423,426)	(191,648)	(615,988)	(376,832)
Other income (loss):
Interest expense	(44,251)	(26,730)	(93,021)	(54,435)
Interest and dividend income	51,914	37,138	99,874	73,408
Net realized gain (loss) on consolidated funds’ investments	235	6,682	(1,637)	10,083
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	28,453	(5,301)	53,131	(25,973)
Investment income	49,106	41,000	99,557	70,447
Other income (expense), net	4,898	5,548	9,561	11,349
Total other income	90,355	58,337	167,465	84,879
Income before income taxes	300,984	149,405	475,117	245,253
Income taxes	(5,541)	(8,571)	(17,843)	(21,251)
Net income	295,443	140,834	457,274	224,002
Less:
Net income attributable to non-controlling interests in consolidated funds	(3,861)	(7,319)	(13,553)	(2,375)
Net income attributable to non-controlling interests in consolidated subsidiaries	(174,258)	(84,468)	(271,482)	(144,502)
Net income attributable to Oaktree Capital Group, LLC	$117,324	$49,047	$172,239	$77,125
Distributions declared per Class A unit	$0.71	$0.55	$1.34	$1.02
Net income per unit (basic and diluted):
Net income per Class A unit	$1.83	$0.78	$2.71	$1.24
Weighted average number of Class A units outstanding	64,193	62,617	63,611	62,256

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

Three Months Ended June 30, 2017	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$117,324	$174,258	$3,861	$295,443
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(396)	(601)	—	(997)
Other comprehensive loss, net of tax	(396)	(601)	—	(997)
Total comprehensive income	116,928	173,657	3,861	294,446
Less: Comprehensive income attributable to non-controlling interests	—	(173,657)	(3,861)	(177,518)
Comprehensive income attributable to Oaktree Capital Group, LLC	$116,928	$—	$—	$116,928
Three Months Ended June 30, 2016
Net income	$49,047	$84,468	$7,319	$140,834
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,004	1,484	—	2,488
Unrealized gain on interest-rate swap designated as cash-flow hedge	87	128	—	215
Other comprehensive income, net of tax	1,091	1,612	—	2,703
Total comprehensive income	50,138	86,080	7,319	143,537
Less: Comprehensive income attributable to non-controlling interests	—	(86,080)	(7,319)	(93,399)
Comprehensive income attributable to Oaktree Capital Group, LLC	$50,138	$—	$—	$50,138

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited) — (Continued)
(in thousands)

Six Months Ended June 30, 2017	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$172,239	$271,482	$13,553	$457,274
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,293)	(3,361)	—	(5,654)
Unrealized gain on interest-rate swap designated as cash-flow hedge	24	36	—	60
Other comprehensive loss, net of tax	(2,269)	(3,325)	—	(5,594)
Total comprehensive income	169,970	268,157	13,553	451,680
Less: Comprehensive income attributable to non-controlling interests	—	(268,157)	(13,553)	(281,710)
Comprehensive income attributable to Oaktree Capital Group, LLC	$169,970	$—	$—	$169,970
Six Months Ended June 30, 2016
Net income	$77,125	$144,502	$2,375	$224,002
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,446	2,135	—	3,581
Unrealized gain on interest-rate swap designated as cash-flow hedge	79	116	—	195
Other comprehensive income, net of tax	1,525	2,251	—	3,776
Total comprehensive income	78,650	146,753	2,375	227,778
Less: Comprehensive income attributable to non-controlling interests	—	(146,753)	(2,375)	(149,128)
Comprehensive income attributable to Oaktree Capital Group, LLC	$78,650	$—	$—	$78,650

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$457,274	$224,002
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(99,557)	(70,447)
Depreciation and amortization	6,828	8,209
Equity-based compensation	29,701	28,622
Net realized and unrealized (gain) loss from consolidated funds’ investments	(51,494)	15,890
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(1,925)	(4,860)
Income distributions from corporate investments in funds and companies	95,987	52,154
Other non-cash items	1,033	608
Cash flows due to changes in operating assets and liabilities:
Decrease in other assets	9,647	20,175
Increase in net due to affiliates	70,898	116
Decrease in accrued compensation expense	(103,821)	(150,490)
Increase in accounts payable, accrued expenses and other liabilities	10,862	25,590
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	1,600	(1,622)
Decrease in due from brokers	33,035	20,693
Increase in receivables for securities sold	(104,783)	(75,113)
Increase in other assets	(390)	(1,346)
Increase in accounts payable, accrued expenses and other liabilities	7,289	5,479
Increase in payables for securities purchased	230,157	184,080
Purchases of securities	(2,623,756)	(1,570,440)
Proceeds from maturities and sales of securities	1,957,708	1,048,193
Net cash used in operating activities	(73,707)	(240,507)
Cash flows from investing activities:
Purchases of U.S. Treasury and time deposit securities	(413,029)	(473,115)
Proceeds from maturities and sales of U.S. Treasury and time deposit securities	615,599	450,007
Corporate investments in funds and companies	(22,799)	(37,228)
Distributions and proceeds from corporate investments in funds and companies	133,653	132,159
Purchases of fixed assets	(14,030)	(4,159)
Net cash provided by investing activities	299,394	67,664

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Payment of debt issuance costs	$—	$(801)
Repayment of debt obligations	—	(50,000)
Repurchase and cancellation of units	(9,697)	(10,315)
Distributions to Class A unitholders	(85,942)	(63,547)
Distributions to OCGH unitholders	(154,484)	(116,193)
Distributions to non-controlling interests	(2,342)	(3,515)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	95,932	64,321
Distributions to non-controlling interests	(32,802)	(23,598)
Proceeds from debt obligations issued by CLOs	1,208,863	426,292
Payment of debt issuance costs	(3,706)	(7,974)
Repayment on debt obligations issued by CLOs	(1,243,433)	—
Borrowings on credit facilities	254,000	129,885
Repayments on credit facilities	(25,207)	(165,849)
Net cash provided by financing activities	1,182	178,706
Effect of exchange rate changes on cash	15,733	6,379
Net increase in cash and cash-equivalents	242,602	12,242
Cash and cash-equivalents, beginning balance	959,200	3,331,102
Change in cash and cash-equivalents from adoption of accounting guidance	—	(2,712,190)
Cash and cash-equivalents, ending balance	$1,201,802	$631,154

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2016	63,032	91,758	$749,618	$54,494	$1,793	$1,050,319	$28,947	$1,885,171
Activity for the six months ended June 30, 2017:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(352)	352	—	—	—	—
Issuance of units	1,350	496	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(17)	—	—	—	—	—	—	—
Cancellation of units	—	(140)	—	—	—	—	—	—
Repurchase and cancellation of units	(180)	(71)	(7,194)	—	—	(2,503)	—	(9,697)
Equity reallocation between controlling and non-controlling interests	—	—	9,499	—	—	(9,499)	—	—
Capital increase related to equity-based compensation	—	—	11,895	—	—	17,140	—	29,035
Distributions declared	—	—	—	(85,942)	—	(156,826)	(1,145)	(243,913)
Net income	—	—	—	172,239	—	271,482	950	444,671
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,293)	(3,361)	—	(5,654)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	24	36	—	60
Unitholders’ capital as of June 30, 2017	64,185	92,043	$763,466	$141,143	$(476)	$1,166,788	$28,752	$2,099,673

Unitholders’ capital as of December 31, 2015	61,970	91,938	$735,166	$—	$(1,216)	$1,043,930	$30,214	$1,808,094
Activity for the six months ended June 30, 2016:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(12,912)	—	—	(109,709)	—	(122,621)
Issuance of units	897	630	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(41)	(111)	—	—	—	—	—	—
Cancellation of units	—	(110)	—	—	—	—	—	—
Repurchase and cancellation of units	(223)	(6)	(10,089)	—	—	(226)	—	(10,315)
Equity reallocation between controlling and non-controlling interests	—	—	8,126	—	—	(8,126)	—	—
Capital increase related to equity-based compensation	—	—	11,455	—	—	16,958	—	28,413
Distributions declared	—	—	(1,350)	(62,197)	—	(119,708)	(1,679)	(184,934)
Net income	—	—	—	77,125	—	144,502	386	222,013
Foreign currency translation adjustment, net of tax	—	—	—	—	1,446	2,135	—	3,581
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	79	116	—	195
Unitholders’ capital as of June 30, 2016	62,603	92,341	$730,396	$14,928	$309	$969,872	$28,921	$1,744,426

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
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
June 30, 2017
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
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. The Company does not consolidate most of the Oaktree funds because it is not the primary beneficiary, as its fee arrangements are not deemed to be variable interests and it does not hold any other interests in those funds that are considered to be more than insignificant. Please see note 3 for more information regarding both consolidated and unconsolidated VIEs. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model.
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
June 30, 2017
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

•
Level II – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are directly or indirectly observable. Level II inputs include interest rates, yield curves, volatilities,

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

prepayment risks, loss severities, credit risks and default rates. The types of investments in Level II generally include corporate bonds and loans, government and agency securities, less liquid and restricted equity investments, over-the-counter traded derivatives, debt obligations of consolidated CLOs, and other investments where the fair value is based on observable inputs.

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
June 30, 2017
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
June 30, 2017
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
In January 2017, the FASB issued guidance that amends the definition of a business. The guidance provides a framework to help determine whether a transaction involves an asset or a business. In general, if

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

substantially all of the gross assets acquired or disposed of are concentrated in a single identifiable asset or group of similar identifiable assets, the transaction is deemed to not involve a business. This framework is expected to reduce the number of transactions that an entity must further evaluate to determine whether they are business combinations or asset acquisitions. The definition of a business may also affect other aspects of accounting, such as goodwill impairment or consolidation. The Company adopted this guidance in the second quarter of 2017, with no impact on its consolidated financial statements.
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
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company expects to adopt the guidance in the first quarter of 2019 under the modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company does not expect that adoption will have a material impact on its consolidated statements of operations because all of its leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a significant gross up in total assets and total liabilities on the Company’s consolidated statements of financial position. As of June 30, 2017, the Company’s minimum lease payments under lease obligations aggregated $138.0 million.
In January 2016, the FASB issued guidance that changes the classification and measurement of financial instruments and amends certain disclosure requirements associated with the fair value of financial instruments. The amendments revise the accounting related to (a) the classification and measurement of equity investments and (b) the presentation of certain fair value changes for financial liabilities measured at fair value. Specifically, the guidance generally requires equity investments to be carried at fair value with changes flowing through net income. This requirement does not apply to equity-method investments. For financial liabilities measured at fair value, the guidance requires fair value changes attributable to instrument-specific credit risk to be presented separately in other comprehensive income, as opposed to reflecting the entire fair-value change in net income. The guidance is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
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
Consolidated VIEs
As of June 30, 2017, the Company consolidated 18 VIEs for which it was the primary beneficiary, including nine funds managed by Oaktree, eight CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

satisfy risk retention requirements under Section 15G of the Exchange Act. One of the CLOs had not priced as of June 30, 2017. As of December 31, 2016, the Company consolidated 17 VIEs.
As of June 30, 2017, the assets and liabilities of the 17 consolidated VIEs representing funds and CLOs amounted to $5.4 billion and $4.5 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of June 30, 2017, the Company’s investments in consolidated VIEs had a carrying value of $366.4 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 9 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant. The Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2017	December 31, 2016

Corporate investments	$979,486	$1,055,227
Due from affiliates	79,577	159,714
Maximum exposure to loss	$1,059,063	$1,214,941
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

Corporate investments consisted of the following:

	As of
Corporate Investments:	June 30, 2017	December 31, 2016

Equity-method Investments:
Funds	$891,501	$981,209
Companies	25,188	34,932
Other investments, at fair value	99,389	107,591
Total corporate investments	$1,016,078	$1,123,732
The components of investment income are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Income:	2017	2016	2017	2016

Equity-method Investments:
Funds	$36,562	$10,259	$69,483	$29,219
Companies	18,829	16,682	34,723	31,789
Other investments, at fair value	(6,285)	14,059	(4,649)	9,439
Total investment income	$49,106	$41,000	$99,557	$70,447
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below.

	As of
Statement of Financial Condition:	June 30, 2017	December 31, 2016
Assets:
Cash and cash-equivalents	$3,499,510	$3,713,045
Investments, at fair value	40,725,667	43,084,842
Other assets	1,820,104	1,994,304
Total assets	$46,045,281	$48,792,191
Liabilities and Capital:
Debt obligations	$8,203,642	$7,372,063
Other liabilities	2,160,821	2,028,065
Total liabilities	10,364,463	9,400,128
Total capital	35,680,818	39,392,063
Total liabilities and capital	$46,045,281	$48,792,191

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations:	2017	2016	2017	2016
Revenues / investment income	$557,070	$482,265	$1,077,680	$1,025,099
Interest expense	(57,857)	(41,640)	(104,871)	(80,169)
Other expenses	(201,099)	(217,303)	(412,257)	(437,739)
Net realized and unrealized gain on investments	942,747	550,657	1,867,298	838,724
Net income	$1,240,861	$773,979	$2,427,850	$1,345,915
Other Investments, at Fair Value
Other investments, at fair value primarily consist of investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected, as well as derivatives utilized to hedge the Company’s exposure to investment income earned from unconsolidated funds. The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Realized gain (loss)	$59	$105	$1,555	$(2,389)
Net change in unrealized gain (loss)	(6,344)	13,954	(6,204)	11,828
Total gain (loss)	$(6,285)	$14,059	$(4,649)	$9,439

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
United States:
Debt securities:
Consumer discretionary	$688,630	$628,621	14.5%	16.5%
Consumer staples	105,482	123,395	2.2	3.2
Energy	80,016	55,655	1.7	1.5
Financials	286,549	182,685	6.1	4.8
Government	5,827	5,234	0.1	0.1
Health care	433,737	337,138	9.2	8.9
Industrials	442,309	379,122	9.4	10.0
Information technology	426,966	272,637	9.0	7.2
Materials	266,851	237,417	5.6	6.2
Telecommunication services	167,012	93,893	3.5	2.5
Utilities	119,807	76,920	2.5	2.0
Total debt securities (cost: $3,018,892 and $2,378,759 as of June 30, 2017 and December 31, 2016, respectively)	3,023,186	2,392,717	63.8	62.9
Equity securities:
Consumer discretionary	735	711	0.0	0.0
Consumer staples	209	—	0.0	—
Energy	1,845	2,002	0.1	0.1
Financials	5,881	3,977	0.1	0.1
Health care	305	343	0.0	0.0
Industrials	326	1	0.0	0.0
Materials	167	691	0.0	0.0
Telecommunication services	281	—	0.0	—
Total equity securities (cost: $11,113 and $5,462 as of June 30, 2017 and December 31, 2016, respectively)	9,749	7,725	0.2	0.2

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Europe:
Debt securities:
Consumer discretionary	$447,928	$374,627	9.5%	9.8%
Consumer staples	120,491	92,750	2.5	2.4
Energy	2,400	13,274	0.1	0.3
Financials	17,239	13,822	0.4	0.4
Government	3,381	1,996	0.1	0.1
Health care	248,510	210,078	5.2	5.5
Industrials	70,524	54,578	1.5	1.4
Information technology	38,683	23,832	0.8	0.6
Materials	255,943	226,961	5.4	6.0
Telecommunication services	195,500	214,182	4.1	5.6
Utilities	1,356	—	0.0	—
Total debt securities (cost: $1,386,171 and $1,214,068 as of June 30, 2017 and December 31, 2016, respectively)	1,401,955	1,226,100	29.6	32.1
Equity securities:
Financials	2,730	1,605	0.1	0.0
Total equity securities (cost: $1,872 and $1,494 as of June 30, 2017 and December 31, 2016, respectively)	2,730	1,605	0.1	0.0
Asia and other:
Debt securities:
Consumer discretionary	23,605	3,145	0.4	0.1
Consumer staples	750	5,994	0.0	0.2
Energy	7,297	9,570	0.2	0.3
Financials	2,519	—	0.1	—
Government	1,003	1,506	0.0	0.0
Health care	14,039	1,245	0.3	0.0
Industrials	11,233	15,450	0.2	0.4
Information technology	443	409	0.0	0.0
Materials	7,770	10,245	0.2	0.3
Telecommunication services	9,253	4,809	0.2	0.1
Utilities	—	928	—	0.0
Total debt securities (cost: $83,243 and $57,400 as of June 30, 2017 and December 31, 2016, respectively)	77,912	53,301	1.6	1.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Asia and other:
Equity securities:
Consumer discretionary	$13,510	$7,639	0.3%	0.2%
Consumer staples	4,910	3,786	0.1	0.1
Energy	6,756	6,978	0.1	0.2
Financials	88,825	44,328	1.9	1.2
Health care	414	—	0.0	—
Industrials	42,508	21,564	0.9	0.6
Information technology	15,585	16,642	0.3	0.4
Materials	45,674	19,697	0.9	0.5
Telecommunication services	2,971	4,296	0.1	0.1
Utilities	3,001	1,856	0.1	0.1
Total equity securities (cost: $206,335 and $118,292 as of June 30, 2017 and December 31, 2016, respectively)	224,154	126,786	4.7	3.4
Total debt securities	4,503,053	3,672,118	95.0	96.4
Total equity securities	236,633	136,116	5.0	3.6
Total investments, at fair value	$4,739,686	$3,808,234	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $78,187 and $41,541 as of June 30, 2017 and December 31, 2016, respectively)	$(81,086)	$(41,016)
As of June 30, 2017 and December 31, 2016, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended June 30,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$1,497	$5,193	$8,651	$17,740
CLO liabilities (1)	—	23,517	—	(24,172)
Foreign-currency forward contracts (2)	(569)	(96)	(298)	849
Total-return and interest-rate swaps (2)	(722)	(237)	(907)	222
Options and futures (2)	29	76	(764)	60
Total	$235	$28,453	$6,682	$(5,301)

	Six Months Ended June 30,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$2,236	$8,929	$12,322	$27,423
CLO liabilities (1)	—	43,348	—	(52,374)
Foreign-currency forward contracts (2)	(390)	(410)	(500)	457
Total-return and interest-rate swaps (2)	(1,468)	998	(890)	(1,396)
Options and futures (2)	(2,015)	266	(849)	(83)
Total	$(1,637)	$53,131	$10,083	$(25,973)

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 6 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
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

	As of June 30, 2017				As of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and time deposit securities (1)	$555,008	$—	$—	$555,008	$757,578	$—	$—	$757,578
Corporate investments	—	27,852	77,657	105,509	—	27,551	74,663	102,214
Foreign-currency forward contracts (2)	—	3,102	—	3,102	—	16,142	—	16,142
Total assets	$555,008	$30,954	$77,657	$663,619	$757,578	$43,693	$74,663	$875,934

Liabilities
Contingent consideration (3)	$—	$—	$(24,029)	$(24,029)	$—	$—	$(23,567)	$(23,567)
Foreign-currency forward contracts (4)	—	(12,896)	—	(12,896)	—	(7,805)	—	(7,805)
Interest-rate swaps (3)	—	—	—	—	—	(60)	—	(60)
Total liabilities	$—	$(12,896)	$(24,029)	$(36,925)	$—	$(7,865)	$(23,567)	$(31,432)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)
Amounts are included in other assets in the condensed consolidated statements of financial condition, except for $5,377 as of December 31, 2016, which is included within corporate investments in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $6,120 as of June 30, 2017, which is included within corporate investments in the condensed consolidated statements of financial condition.

There were no transfers between Level I and Level II positions for the six months ended June 30, 2017 and 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended June 30,
	2017		2016
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$75,441	$(24,168)	$25,624	$(27,884)
Contributions or additions	48	—	—	—
Distributions	(435)	—	—	—
Net gain (loss) included in earnings	2,603	139	957	2,889
Ending balance	$77,657	$(24,029)	$26,581	$(24,995)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$2,544	$139	$957	$2,889

	Six Months Ended June 30,
	2017		2016
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$74,663	$(23,567)	$25,750	$(28,494)
Contributions or additions	204	—	—	—
Distributions	(3,570)	—	—	—
Net gain (loss) included in earnings	6,360	(462)	831	3,499
Ending balance	$77,657	$(24,029)	$26,581	$(24,995)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$4,027	$(462)	$831	$3,499
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	June 30, 2017	December 31, 2016	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$77,657	$74,663	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent consideration liability	24,029	23,567	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	45%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
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

	As of June 30, 2017				As of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$3,810,291	$151,229	$3,961,520	$—	$2,973,482	$208,868	$3,182,350
Corporate debt – all other	—	498,064	43,469	541,533	—	460,975	28,793	489,768
Equities – common stock	227,106	49	7,287	234,442	129,362	61	6,693	136,116
Equities – preferred stock	1,777	414	—	2,191	—	—	—	—
Total investments	228,883	4,308,818	201,985	4,739,686	129,362	3,434,518	244,354	3,808,234
Derivatives:
Foreign-currency forward contracts	—	117	—	117	—	216	—	216
Swaps	—	361	—	361	—	141	—	141
Total derivatives	—	478	—	478	—	357	—	357
Total assets	$228,883	$4,309,296	$201,985	$4,740,164	$129,362	$3,434,875	$244,354	$3,808,591

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(2,988,761)	$—	$(2,988,761)	$—	$(2,953,880)	$—	$(2,953,880)
Subordinated notes (1)	—	(111,268)	—	(111,268)	—	(100,330)	—	(100,330)
Total CLO debt obligations	—	(3,100,029)	—	(3,100,029)	—	(3,054,210)	—	(3,054,210)
Securities sold short:
Equity securities	(81,086)	—	—	(81,086)	(41,016)	—	—	(41,016)
Derivatives:
Foreign-currency forward contracts	—	(735)	—	(735)	—	(4)	—	(4)
Swaps	—	(37)	—	(37)	—	(1,082)	—	(1,082)
Total derivatives	—	(772)	—	(772)	—	(1,086)	—	(1,086)
Total liabilities	$(81,086)	$(3,100,801)	$—	$(3,181,887)	$(41,016)	$(3,055,296)	$—	$(3,096,312)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 9 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Total
Three Months Ended June 30, 2017
Beginning balance	$179,080	$38,933	$6,645	$224,658
Transfers into Level III	2,344	1,978	—	4,322
Transfers out of Level III	(7,651)	—	—	(7,651)
Purchases	8,309	10,919	136	19,364
Sales	(31,071)	(8,309)	(523)	(39,903)
Realized gains (losses), net	107	116	—	223
Unrealized appreciation (depreciation), net	111	(168)	1,029	972
Ending balance	$151,229	$43,469	$7,287	$201,985
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$700	$(65)	$1,029	$1,664
Three Months Ended June 30, 2016
Beginning balance	$200,811	$1,853	$4,326	$206,990
Transfers into Level III	—	—	—	—
Transfers out of Level III	(1,962)	—	—	(1,962)
Purchases	2,239	1	157	2,397
Sales	(10,886)	—	(525)	(11,411)
Realized gains (losses), net	89	—	—	89
Unrealized appreciation (depreciation), net	(382)	36	16	(330)
Ending balance	$189,909	$1,890	$3,974	$195,773
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(2,103)	$36	$16	$(2,051)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Total
Six Months Ended June 30, 2017
Beginning balance	$208,868	$28,793	$6,693	$—	$—	$—	$—	$244,354
Transfers into Level III	22,188	1,978	—	—	—	—	—	24,166
Transfers out of Level III	(49,120)	—	—	—	—	—	—	(49,120)
Purchases	23,317	27,118	136	—	—	—	—	50,571
Sales	(55,205)	(14,725)	(639)	—	—	—	—	(70,569)
Realized gains (losses), net	211	311	87	—	—	—	—	609
Unrealized appreciation (depreciation), net	970	(6)	1,010	—	—	—	—	1,974
Ending balance	$151,229	$43,469	$7,287	$—	$—	$—	$—	$201,985
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,147	$97	$1,010	$—	$—	$—	$—	$2,254
Six Months Ended June 30, 2016
Beginning balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$27,217,707
Cumulative-effect adjustment from adoption of accounting guidance	(1,672,305)	(3,007,287)	(8,725,026)	(1,363,542)	(9,655,270)	(2,597,405)	8,251	(27,012,584)
Transfers into Level III	37,535	—	398	—	—	—	—	37,933
Transfers out of Level III	(42,670)	—	—	—	—	—	—	(42,670)
Purchases	9,378	2	157	—	—	—	—	9,537
Sales	(12,872)	—	(821)	—	—	—	—	(13,693)
Realized gains (losses), net	115	—	—	—	—	—	—	115
Unrealized appreciation (depreciation), net	(647)	11	64	—	—	—	—	(572)
Ending balance	$189,909	$1,890	$3,974	$—	$—	$—	$—	$195,773
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(647)	$11	$64	$—	$—	$—	$—	$(572)

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
Transfers between Level I and Level II positions for the six months ended June 30, 2017 included $0.4 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using quoted prices. There were no transfers between Level I and Level II positions for the six months ended June 30, 2016.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2017:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$2,503	Discounted cash flow (4)	Discount rate	11% – 15%	14%
	42,617	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Consumer Staples:	1,594	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	12,657	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials:	14,607	Discounted cash flow (4)	Discount rate	6% – 11%	7%
	4,217	Market approach (comparable companies) (6)	Earnings multiple (7)	4x - 6x	5x
	29,687	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Information technology:	4,933	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	7,187	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Materials:	1,209	Discounted cash flow (4)	Discount rate	10% – 12%	11%
	13,967	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real Estate:	3,346	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	30,843	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	336	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Other:	13,320	Discounted cash flow (4)	Discount rate	8% – 15%	13%
	11,675	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	3,958	Market approach (comparable companies) (6)	Earnings multiple (7)	4x – 11x	7x
	1,343	Discounted cash flow (4)	Discount rate	11% – 30%	13%
	1,986	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$201,985

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
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
June 30, 2017
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
During the six months ended June 30, 2017, there were no changes in the valuation techniques for Level III securities. During the six months ended June 30, 2016, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company.
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
As of June 30, 2017, there were no derivatives outstanding that were designated as hedging instruments for accounting purposes. As of December 31, 2016, the Company had one interest-rate swap outstanding, which expired in January 2017, that was designated to hedge the interest-rate risk of the $150.0 million outstanding principal balance remaining under the $250.0 million variable-rate bank term loan.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

The fair value of foreign-currency forward sell contracts consisted of the following:

As of June 30, 2017:	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)

Euro, expiring 7/10/17-6/29/18	270,700	$301,904	$312,802	$(10,898)
USD (buy GBP), expiring 7/31/17-6/29/18	63,920	63,920	63,088	832
CHF, expiring 12/29/17	5,300	5,418	5,590	(172)
Japanese Yen, expiring 9/29/17-11/30/17	6,145,000	55,307	54,863	444
Total		$426,549	$436,343	$(9,794)

As of December 31, 2016:
Euro, expiring 1/9/17-12/29/17	242,100	$271,848	$257,652	$14,196
USD (buy GBP), expiring 1/31/17-12/29/17	72,565	72,565	78,143	(5,578)
Japanese Yen, expiring 1/31/17-2/28/17	6,150,000	52,511	52,792	(281)
Total		$396,924	$388,587	$8,337
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign-currency Forward Contracts	2017	2016	2017	2016

Investment income	$(8,455)	$6,530	$(9,328)	$(2,371)
General and administrative expense (1)	(6,268)	(8,221)	(8,951)	(18,112)
Total	$(14,723)	$(1,691)	$(18,279)	$(20,483)

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
June 30, 2017
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
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(569)	$(96)	$(298)	$849
Total-return and interest-rate swaps	(722)	(237)	(907)	222
Options and futures	29	76	(764)	60
Total	$(1,262)	$(257)	$(1,969)	$1,131

	Six Months Ended June 30,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(390)	$(410)	$(500)	$457
Total-return and interest-rate swaps	(1,468)	998	(890)	(1,396)
Options and futures	(2,015)	266	(849)	(83)
Total	$(3,873)	$854	$(2,239)	$(1,022)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2017:		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$3,102	$3,102	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	117	117	—	—
Total-return and interest-rate swaps	361	26	—	335
Subtotal	478	143	—	335
Total	$3,580	$3,245	$—	$335

Derivative Liabilities:
Foreign-currency forward contracts	$(12,896)	$(3,102)	$—	$(9,794)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(735)	(117)	—	(618)
Total-return and interest-rate swaps	(37)	(26)	(11)	—
Subtotal	(772)	(143)	(11)	(618)
Total	$(13,668)	$(3,245)	$(11)	$(10,412)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
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
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	June 30, 2017	December 31, 2016

Furniture, equipment and capitalized software	$23,417	$18,771
Leasehold improvements	58,521	49,626
Corporate aircraft	66,277	66,277
Other	4,925	3,748
Fixed assets	153,140	138,422
Accumulated depreciation	(50,859)	(45,344)
Fixed assets, net	$102,281	$93,078

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

8. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of both June 30, 2017 and December 31, 2016, the Company had $69.3 million of goodwill.
The following table summarizes the carrying value of intangible assets:

	As of
	June 30, 2017	December 31, 2016

Contractual rights	$28,017	$28,017
Accumulated amortization	(11,676)	(9,675)
Intangible assets, net	$16,341	$18,342
Amortization expense associated with the Company's intangible assets was $1.0 million for both the three months ended June 30, 2017 and 2016, respectively, and $2.0 million for both the six months ended June 30, 2017 and 2016. Amortization expense is estimated to be $2.0 million for the remaining six months of 2017, $4.0 million per annum for each of the years ending December 31, 2018 through 2020 and $2.3 million for 2021.
Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.
9. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	June 30, 2017	December 31, 2016

$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 31, 2021 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(3,664)	(4,103)
Debt obligations	$746,336	$745,897

(1)
The credit agreement consists of a $250 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.125% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement). As of June 30, 2017, the Company had no outstanding borrowings under the revolving credit facility.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

As of June 30, 2017, future scheduled principal payments of debt obligations were as follows:

Last six months of 2017	$—
2018	—
2019	250,000
2020	—
2021	150,000
Thereafter	350,000
Total	$750,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of June 30, 2017 and December 31, 2016.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $787.6 million and $756.6 million as of June 30, 2017 and December 31, 2016, respectively, utilizing an average borrowing rate of 3.3% and 3.9%, respectively. As of June 30, 2017, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $772.9 million, whereas a 10% decrease would increase the estimated fair value to $802.8 million.
Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	LIBOR Margin (1)	Maturity	Commitment Fee Rate	L/C Fee
Credit Agreement	June 30, 2017	December 31, 2016
Revolving credit facility	$254,000	$—	$450,000	1.25%	4/19/2019	N/A	N/A
Senior variable rate notes (2)	488,998	488,997	$489,000	Various	10/20/2027	N/A	N/A
Total debt obligations	742,998	488,997
Less: Debt issuance costs	(4,448)	(5,041)
Total debt obligations, net	$738,550	$483,956

(1)	The facility bears interest at an annual rate of LIBOR plus the applicable margin.

(2)	The weighted average interest rate was 2.70% as of June 30, 2017.
As of June 30, 2017 and December 31, 2016, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $743.0 million and $489.0 million, respectively. The fair value of the revolving credit facility is a Level III valuation and approximated carrying value due to the short-term or revolving nature. The fair value of the senior variable rate notes is a Level III valuation and approximated carrying value as of June 30, 2017 and December 31, 2016 due to their recent issuance date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. The table below sets forth the outstanding debt obligations of CLOs as of the date indicated.

	As of June 30, 2017			As of December 31, 2016
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes (2)(3)	$398,563	3.01%	12.0	$471,603	2.90%	8.2
Senior secured notes (2)(4)	458,294	2.92%	9.4	470,298	3.03%	9.9
Senior secured notes (5)	24,129	3.62%	1.5	49,336	3.31%	2.0
Senior secured notes (6)	385,301	1.73%	10.2	357,706	1.73%	10.7
Senior secured notes (2)	462,930	3.23%	10.5	467,084	2.96%	11.0
Senior secured notes (6)(7)	411,248	1.73%	13.1	360,234	2.29%	11.3
Senior secured notes (6)	424,810	2.28%	11.9	395,458	2.28%	12.4
Senior secured notes (6)	423,486	1.99%	12.7	382,161	1.99%	13.2
Subordinated note (8)	17,024	N/A	9.4	12,281	N/A	9.9
Subordinated note (8)	19,601	N/A	10.2	17,871	N/A	10.7
Subordinated note (8)	18,952	N/A	10.5	18,432	N/A	11.0
Subordinated note (8)	17,115	N/A	13.1	13,422	N/A	11.3
Subordinated note (8)	20,096	N/A	11.9	17,073	N/A	12.4
Subordinated note (8)	18,480	N/A	12.7	21,251	N/A	13.2
Total CLO debt obligations	$3,100,029			$3,054,210

(1)
The fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Please see notes 2 and 5 for more information.

(2)	The weighted average interest rate is based on LIBOR plus a margin.

(3)	These notes were reset in May 2017, resulting in a lower interest rate spread and an extension to the original maturity date.

(4)	These notes were refinanced in March 2017, resulting in a lower interest rate spread. There was no change to the original maturity date.

(5)
The interest rate is LIBOR plus a margin determined based on a formula as defined in the respective borrowing agreements, which incorporate different borrowing values based on the characteristics of collateral investments purchased.  The weighted average unused commitment fee rate ranged from 0% to 2.0%.

(6)	The weighted average interest rate is based on EURIBOR (subject to a zero floor) plus a margin.

(7)	These notes were reset in May 2017, resulting in a lower interest rate spread and an extension to the original maturity date.

(8)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of June 30, 2017 and December 31, 2016, the fair value of CLO assets was $3.7 billion and $3.4 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

As of June 30, 2017, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Last six months of 2017	$—
2018	24,129
2019	—
2020	—
2021	—
Thereafter	3,099,250
Total	$3,123,379
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six Months Ended June 30,
	2017	2016

Beginning balance	$344,047	$38,173,125
Cumulative-effect adjustment from adoption of accounting guidance	—	(37,969,042)
Initial consolidation of a fund	70,817	—
Contributions	95,932	64,321
Distributions	(31,655)	(21,919)
Net income	12,603	1,989
Change in distributions payable	5,662	(822)
Foreign currency translation and other	—	1,605
Ending balance	$497,406	$249,257

11. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of June 30, 2017 and December 31, 2016, respectively, OCGH units represented 92,043,490 of the total 156,228,900 Oaktree Operating Group units and 91,758,067 of the total 154,790,343 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,965,265 and $1,754,882 as of June 30, 2017 and December 31, 2016, respectively, the OCGH non-controlling interest was $1,157,840 and $1,040,274. As of June 30, 2017 and December 31, 2016, non-controlling interests attributable to third parties was $8,948 and $10,045, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the OCGH unitholders' non-controlling interest and to Class A unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	91,740	92,440	91,692	92,177
Class A unitholders	64,193	62,617	63,611	62,256
Total weighted average units outstanding	155,933	155,057	155,303	154,433
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$173,638	$83,256	$270,236	$142,082
Net income attributable to Class A unitholders	121,499	56,397	187,927	96,012
Oaktree Operating Group net income (1)	$295,137	$139,653	$458,163	$238,094
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$121,499	$56,397	$187,927	$96,012
Non-Operating Group expenses	(255)	(201)	(487)	(465)
Income tax expense of Intermediate Holding Companies	(3,920)	(7,149)	(15,201)	(18,422)
Net income attributable to Oaktree Capital Group, LLC	$117,324	$49,047	$172,239	$77,125

(1)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $620 and $1,246 for the three and six months ended June 30, 2017, respectively, and $1,212 and $2,420 for the three and six months ended June 30, 2016, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income attributable to Oaktree Capital Group, LLC	$117,324	$49,047	$172,239	$77,125
Equity reallocation between controlling and non-controlling interests	(2,562)	645	9,499	8,126
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$114,762	$49,692	$181,738	$85,251

Please see notes 12, 13 and 14 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

12. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$117,324	$49,047	$172,239	$77,125
Weighted average number of Class A units outstanding (basic and diluted)	64,193	62,617	63,611	62,256
Basic and diluted net income per Class A unit	$1.83	$0.78	$2.71	$1.24
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of June 30, 2017, there were 92,043,490 OCGH units outstanding, which are vested or will vest through February 15, 2027, that ultimately may be exchanged into 92,043,490 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2017 and 2016.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of June 30, 2017, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and six months ended June 30, 2017. Please see note 13 for more information.
In connection with the 2014 Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of June 30, 2017, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and six months ended June 30, 2017 and 2016. Please see note 15 for more information.
13. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the six months ended June 30, 2017, the Company granted 1,212,329 Class A units and 266,362 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.6 years. The grant date fair value of OCGH units awarded during the six months ended June 30, 2017 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. In the first quarter of 2017, the Company adopted the new accounting guidance related to share-based payment awards, as further discussed in note 2. With respect to forfeitures, the Company adopted the guidance on a modified retroactive basis and made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017.
As of June 30, 2017, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $170.9 million over a weighted average period of 4.5 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

A summary of the status of the Company’s unvested Class A and OCGH unit awards and a summary of changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance, December 31, 2016	2,128,400	$41.86	2,337,953	$39.80
Granted	1,212,329	45.30	266,362	37.13
Vested	(744,749)	40.40	(344,702)	39.23
Forfeited	(16,694)	45.58	—	—
Balance, June 30, 2017	2,579,286	$43.88	2,259,613	$39.62
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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of June 30, 2017, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of June 30, 2017, the Company expected to recognize $4.6 million of compensation expense on its unvested EVUs over the next 2.5 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
On April 26, 2017, the terms of the EVU agreement were amended such that the value received under the EVUs will be reduced by (i) distributions received by the holder on 225,000 OCGH units granted to the holder on April 26, 2017, (ii) the value of the portion of profit sharing payments received by the holder attributable to the net incentive income received from certain funds, and (iii) the full value of the OCGH units granted to the holder on April 26, 2017. To the extent that the reduction relates to the value of any such OCGH units that are unvested at the time of the reduction, such OCGH units will vest at that time. The amendment was accounted for as a modification of an equity award in the second quarter of 2017 and resulted in $4.1 million of incremental compensation cost as of the modification date, which will be recognized over the remaining vesting period.
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
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of June 30, 2017, there were 250,000 deferred equity units outstanding, all of which were granted in the second quarter of 2017. As of June 30, 2017, the Company expected to recognize $9.1 million of compensation expense on its

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

unvested deferred equity units over a weighted average period of approximately 5.5 years. Please see note 12 for more information.
The fair value of the deferred equity units was determined at the grant date based on the then-prevailing Class A unit trading price and reflected a 20% lack-of-marketability discount for the OCGH units that will be issued upon vesting.
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next four quarters ending June 30, 2018, the Company believes that it is reasonably possible that one outcome of these examinations and expiring statutes of limitation on other items may be the release of up to approximately $5.9 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments to OCGH unitholders under the tax receivable agreement, as of June 30, 2017, are estimated to aggregate $33.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $71.3 million over the period ending approximately in 2034 with respect to the initial public offering, $99.0 million over the period ending

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

approximately in 2035 with respect to the May 2013 Offering, $74.5 million over the period ending approximately in 2036 with respect to the March 2014 Offering, and $62.7 million over the period ending approximately in 2037 with respect to the March 2015 Offering. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2017.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of June 30, 2017 and December 31, 2016, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,778,191 and $1,970,755, for which related direct incentive income compensation expense was estimated to be $913,673 and $1,026,345.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the 2014 Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of June 30, 2017 and December 31, 2016, respectively, the fair value of the contingent consideration liability was $24.0 million and $23.6 million. Changes in this liability resulted in income of $0.1 million and expense of $0.5 million for the three and six months ended June 30, 2017, respectively, and income of $2.9 million and $3.5 million for the three and six months ended June 30, 2016, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
Commitments to Funds
As of June 30, 2017 and December 31, 2016, the Company, generally in its capacity as general partner, had undrawn capital commitments of $460.4 million and $565.4 million, respectively, including commitments to both unconsolidated and consolidated funds.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

Investment Commitments of Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2017 and December 31, 2016, the consolidated funds had potential aggregate commitments of $11.3 million and $2.1 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2017 and December 31, 2016, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2017, the consolidated funds did not provide any financial support to portfolio companies.
16. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $167,217 and $164,335 as of June 30, 2017 and December 31, 2016, respectively, based on a discount rate of 10.0%.

	As of
	June 30, 2017	December 31, 2016
Due from affiliates:
Loans	$12,172	$19,325
Amounts due from unconsolidated funds	65,638	53,573
Management fees and incentive income due from unconsolidated funds	49,443	130,708
Payments made on behalf of unconsolidated entities	3,775	3,779
Non-interest bearing advances made to certain non-controlling interest holders and employees	1,915	1,258
Total due from affiliates	$132,943	$208,643
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 14)	$340,966	$340,966
Amounts due to senior executives, certain non-controlling interest holders and employees	775	5,577
Total due to affiliates	$341,741	$346,543
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $124 and $275 for the three and six months ended June 30, 2017, respectively, and $246 and $450 for the three and six months ended June 30, 2016, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $604.6 million and $864.9 million for the three and six months ended June 30, 2017, respectively, and $255.4 million and $482.4 million for the three and six months ended June 30, 2016, respectively.
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
17. SEGMENT REPORTING
As a global investment manager, the Company provides investment management services through funds and separate accounts. The Company earns revenues from the management fees and incentive income generated by the funds that it manages. Management uses a consolidated approach to assess performance and allocate resources. As such, the Company’s business is comprised of one segment, the investment management business. The Company conducts its investment management business primarily in the United States, where substantially all of its revenues are generated.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2017
($ in thousands, except where noted)

18. SUBSEQUENT EVENTS
Distribution
On July 27, 2017, the Company announced a distribution of $1.31 per Class A unit. This distribution, which is related to the second quarter of 2017, will be paid on August 11, 2017 to Class A unitholders of record at the close of business on August 7, 2017.
Acquisition
On July 13, 2017, the Company entered into a definitive asset purchase agreement under which the Company will become the new investment adviser to two business development companies: Fifth Street Finance Corp. (NASDAQ: FSC) and Fifth Street Senior Floating Rate Corp. (NASDAQ: FSFR). Oaktree will pay $320 million in cash to Fifth Street Management LLC upon the closing of the transaction, which is currently expected to occur in the fourth quarter of 2017.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $99.3 billion in AUM as of June 30, 2017. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele includes 75 of the 100 largest U.S. pension plans, 38 states in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 350 other non-U.S. institutional investors. As measured by AUM, approximately 75% of our clients are invested in two or more different investment strategies, and 38% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Our revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital, cost basis or NAV of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and evergreen funds. Investment income reflects the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in CLOs and other companies.
Business Environment and Developments
As a global investment manager, we are affected by a wide range of factors, including the condition of the global economy and financial markets; the relative attractiveness of our investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly impact the values of our funds’ investments and our ability to make new investments or sell existing investments for our funds. Historically, however, the diversified nature of both our investment strategies and our revenue mix has generally allowed us to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present us with opportunities to raise relatively larger amounts of capital for certain strategies, especially Distressed Debt. Additionally, weak financial markets may also present us with more opportunities to make investments for our funds at reduced prices. Conversely, strong financial markets generally increase the value of our funds’ investments, which positions us for growth in management fees that are based on asset value, and typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related investment income proceeds. Those same markets may delay or diminish opportunities to deploy capital and thus management fees from certain of our funds.
Most major financial markets rose in the second quarter, amid generally positive global economic data. U.S. equities set record highs in the quarter, despite uncertainty over the ability of the U.S. administration to deliver on its fiscally expansive policies. The S&P 500 Index finished the quarter with a total return of 3.1%, while the Russell 2000 Index returned 2.5%. Non-U.S. equities generally outperformed the U.S. markets, with the MSCI ACWI ex-USA Index returning 6.0%. Emerging market equities returned 6.4%, as measured by the MSCI Emerging

Markets Index, and European equity markets returned 7.7%, as measured by the MSCI Europe Index. As widely expected, the U.S. Federal Reserve increased short-term interest rates in June for a second time this year. Despite this increase, credit markets generally performed well. U.S. high yield bonds, as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index, returned 2.0% for the quarter, while emerging market corporate bonds returned 2.1%, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI). The 10-year U.S. Treasury yield declined slightly during the quarter, to 2.31%, from 2.40% at the end of March.
Against this backdrop, our incentive-creating closed-end funds delivered an overall blended gross return for the quarter of 3.7%. As of June 30, 2017, AUM was $99.3 billion and management fee-generating AUM was $79.8 billion. Gross capital raised was $1.4 billion and $11.4 billion for the quarter and the 12 months ended June 30, 2017, respectively. As of June 30, 2017, uncalled capital commitments were $21.5 billion. Of these commitments, $12.8 billion were not yet generating management fees (“shadow AUM”).  The largest portion of the shadow AUM, at $8.8 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital until sometime in 2018.  Most of the remaining $4.0 billion of shadow AUM charges management fees based on drawn capital or cost basis and therefore we currently expect it will start generating management fees on a gradual basis over multiple years.
Understanding Our Results—Consolidation of Oaktree Funds
Generally accepted accounting principles in the United States (“GAAP”) requires us to consolidate entities in which we have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a variable interest entity (“VIE”) if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. Oaktree consolidates those VIEs in which we are the primary beneficiary. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model. Please see note 2 to our condensed consolidated financial statements for more information.
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
Management makes operating decisions and assesses business performance based on financial and operating metrics and data that are presented without the consolidation of any funds. For a more detailed discussion of the factors that affect the results of operations of our business, please see “—Non-GAAP Results” below.
Revenues
Our business generates three types of revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. We also have the opportunity to earn incentive income from most of our closed-end and evergreen funds. Our closed-end funds generally provide that we receive incentive income only after our investors receive the return of all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies.
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
Expenses
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or the vesting of Class A units, OCGH units, OCGH equity value units (“EVUs”) and deferred equity units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs and deferred equity units. Our GAAP statements of operations include equity-based compensation expense for units granted both before and after our initial public offering. Our non-GAAP measure of adjusted net income differs from GAAP because it excludes equity-based compensation expense for units granted before our initial public offering (please see “—Non-GAAP Measures—Adjusted Net Income” below).
As of June 30, 2017, there was $184.8 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 4.1 years. As of June 30, 2017, there was $166.1 million of unrecognized compensation expense for adjusted net income, with the difference versus the GAAP figure primarily representing unit grants made before our initial public offering.  The $166.1 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 4.1 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards which are typically issued in the first quarter of the following fiscal year, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Six Months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through June 2017	$27.7	$45.6	$38.4	$22.8	$9.8	$21.8	$166.1
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because (a) the criteria for recognizing income and expense differ under GAAP and thus may result in timing differences, and (b) incentive income is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For the most meaningful percentage relationship, please see “—Non-GAAP Results” below.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company; and

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A and OCGH units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 11 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

Non-GAAP Measures
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. The data most important to management in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG. For a detailed reconciliation of the non-GAAP results of operations to our condensed consolidated statements of operations, please see “—Non-GAAP Results” below.
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
Adjusted Net Income
We use adjusted net income (“ANI”) to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our investment management business. The components of revenues (“adjusted revenues”) and expenses (“adjusted expenses”) used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Adjusted revenues include investment income (loss) that is classified in other income (loss) in the GAAP statements of operations. Adjusted revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for ANI as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) income taxes, (d) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (e) the adjustment for non-controlling interests. Moreover, gains and losses resulting from foreign-currency transactions and hedging activities under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for ANI, foreign-currency transaction gains and losses are included in other income (expense), net. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for ANI they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level.
Beginning with the second quarter of 2017, the definition of ANI was modified with respect to third-party placement costs associated with closed-end funds and liability-classified EVUs to conform to the GAAP treatment. Under GAAP, placement costs are expensed as incurred and liability-classified EVUs are remeasured as of each reporting date. Previously for ANI, placement costs were capitalized and amortized in proportion to the associated management fee stream, and liability-classified EVUs were treated as equity-classified awards. All prior periods have been recast for these changes.
Among other factors, our accounting policy for recognizing incentive income and the inclusion of non-cash equity-based compensation expense related to unit grants made after our initial public offering will likely make our calculation of ANI not directly comparable to economic net income or other similarly named measures utilized by other asset managers.
We calculate adjusted net income-OCG, or adjusted net income per Class A unit, a non-GAAP performance measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-OCG represents ANI including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Operating Group income taxes attributable to OCG. Two of our Intermediate Holding Companies incur federal and state income taxes for their shares of Operating Group income. Generally, those two corporate entities hold an interest in the Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings and investment income arising from our one-fifth ownership stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) generally have been subject to corporate-level taxation, and most of our incentive income and other investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings and DoubleLine-related investment income represented a larger proportion of our ANI. Other factors may also affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.
Distributable Earnings
We use distributable earnings to help evaluate the financial performance of, and make resource allocations and other operating decisions for, our business. Distributable earnings is a non-GAAP performance measure derived from ANI that we use to measure our earnings at the Operating Group level without the effects of the consolidated funds for the purpose of, among other things, assisting in the determination of equity distributions from the Operating Group. However, the declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time.
Distributable earnings differs from ANI in that it excludes investment income or loss and includes the receipt of investment income or loss from distributions by our investments in funds and companies. Additionally, any impairment charges on our CLO investments included in ANI are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO to align with the timing of expected cash flows. In addition, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation expense.
Investment income or loss, which for equity-method investments represents our pro-rata share of income or loss, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies, is largely non-cash in nature. By excluding investment income or loss, which is not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, as well as distributions from our investments in companies, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
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
Fee-related Earnings
Fee-related earnings is a non-GAAP performance measure that we use to monitor the baseline earnings of our business. Fee-related earnings is comprised of management fees less operating expenses other than incentive income compensation expense and non-cash equity-based compensation expense. Fee-related earnings is considered baseline because it excludes all non-management fee revenue sources (such as earnings from our minority equity interest in DoubleLine) and applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though those expenses also support the generation of incentive and investment income. Fee-related earnings is presented before income taxes.
Fee-related earnings-OCG, or fee-related earnings per Class A unit, is a non-GAAP performance measure calculated to provide Class A unitholders with a measure that shows the portion of fee-related earnings attributable to their ownership. Fee-related earnings-OCG represents fee-related earnings including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Operating Group income taxes attributable to OCG. Fee-related earnings-OCG income taxes are calculated excluding any incentive income or investment income (loss).

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

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period. We refer to the amount of accrued incentives recognized as revenue by us as incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. The amount of incentives created may fluctuate substantially as a result of changes in the fair value of the underlying investments of the fund, as well as incentives created in excess of our typical 20% share due to catch-up allocations for applicable closed-end funds. Generally speaking, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund’s NAV results in a commensurate amount of positive or negative incentives created (fund level).
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Management fees	$180,028	$195,015	$360,956	$393,568
Incentive income	454,027	87,701	562,684	143,638
Total revenues	634,055	282,716	923,640	537,206
Expenses:
Compensation and benefits	(102,002)	(103,002)	(206,489)	(211,407)
Equity-based compensation	(14,748)	(14,726)	(29,701)	(28,622)
Incentive income compensation	(266,556)	(35,461)	(301,164)	(45,268)
Total compensation and benefits expense	(383,306)	(153,189)	(537,354)	(285,297)
General and administrative	(34,388)	(32,949)	(66,607)	(80,780)
Depreciation and amortization	(3,004)	(4,048)	(6,828)	(8,209)
Consolidated fund expenses	(2,728)	(1,462)	(5,199)	(2,546)
Total expenses	(423,426)	(191,648)	(615,988)	(376,832)
Other income (loss):
Interest expense	(44,251)	(26,730)	(93,021)	(54,435)
Interest and dividend income	51,914	37,138	99,874	73,408
Net realized gain (loss) on consolidated funds’ investments	235	6,682	(1,637)	10,083
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	28,453	(5,301)	53,131	(25,973)
Investment income	49,106	41,000	99,557	70,447
Other income (expense), net	4,898	5,548	9,561	11,349
Total other income	90,355	58,337	167,465	84,879
Income before income taxes	300,984	149,405	475,117	245,253
Income taxes	(5,541)	(8,571)	(17,843)	(21,251)
Net income	295,443	140,834	457,274	224,002
Less:
Net income attributable to non-controlling interests in consolidated funds	(3,861)	(7,319)	(13,553)	(2,375)
Net income attributable to non-controlling interests in consolidated subsidiaries	(174,258)	(84,468)	(271,482)	(144,502)
Net income attributable to Oaktree Capital Group, LLC	$117,324	$49,047	$172,239	$77,125
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues
Management Fees
Management fees decreased $15.0 million, or 7.7%, to $180.0 million for the three months ended June 30, 2017, from $195.0 million for the three months ended June 30, 2016. The decrease reflected an aggregate decline of $23.5 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $8.5 million principally from closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

Incentive Income
Incentive income increased $366.3 million, to $454.0 million for the three months ended June 30, 2017, from $87.7 million for the three months ended June 30, 2016. The increase was primarily attributable to the sale of AdvancePierre Foods in the current-year period, resulting in $427.8 million of incentive income from Oaktree Principal Opportunities Fund IV (“POF IV”), which started paying incentives in the quarter and benefited from the catch-up layer of the European-style waterfall whereby 80% of a distribution goes to Oaktree and 20% to the investors.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $1.0 million, or 1.0%, to $102.0 million for the three months ended June 30, 2017, from $103.0 million for the three months ended June 30, 2016.
Incentive Income Compensation
Incentive income compensation expense increased $231.1 million, to $266.6 million for the three months ended June 30, 2017, from $35.5 million for the three months ended June 30, 2016. The increase reflected growth in incentive income and a higher overall compensation percentage in the current-year period, as a result of incremental incentive interests awarded over the life of POF IV due to changes in senior investment personnel.
General and Administrative
General and administrative expense increased $1.5 million, or 4.6%, to $34.4 million for the three months ended June 30, 2017, from $32.9 million for the three months ended June 30, 2016. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $3.2 million, or 10.6%, to $33.4 million from $30.2 million, primarily reflecting changes in the contingent consideration liability.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.0 million, or 25.0%, to $3.0 million for the three months ended June 30, 2017, from $4.0 million for the three months ended June 30, 2016, primarily reflecting the final amortization of certain leasehold improvements.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.2 million, or 80.0%, to $2.7 million for the three months ended June 30, 2017, from $1.5 million for the three months ended June 30, 2016. The increase primarily reflected higher professional fees and other costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense increased $17.6 million, or 65.9%, to $44.3 million for the three months ended June 30, 2017, from $26.7 million for the three months ended June 30, 2016. The increase was attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $14.8 million, or 39.9%, to $51.9 million for the three months ended June 30, 2017, from $37.1 million for the three months ended June 30, 2016. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain on consolidated funds’ investments decreased to $0.2 million for the three months ended June 30, 2017, from $6.7 million for the three months ended June 30, 2016. The decrease reflected our consolidated funds’ performance in each period.

Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a gain of $28.5 million for the three months ended June 30, 2017, from a loss of $5.3 million for the three months ended June 30, 2016. Excluding the impact of the reversal of net realized gain on consolidated funds’ investments, net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a net gain of $28.7 million for the three months ended June 30, 2017, from $1.4 million for the three months ended June 30, 2016, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income increased $8.1 million, or 19.8%, to $49.1 million for the three months ended June 30, 2017, from $41.0 million for the three months ended June 30, 2016. The increase primarily reflected higher overall returns on our fund investments. DoubleLine accounted for investment income of $18.9 million and $16.6 million in the current and prior-year periods, respectively, of which performance fees accounted for $2.5 million and $1.5 million, respectively.
Other Income (Expense), Net
Other income (expense), net decreased $0.6 million, or 10.9%, to income of $4.9 million for the three months ended June 30, 2017, from $5.5 million for the three months ended June 30, 2016. The decrease primarily reflected lower amounts received for contractually reimbursable costs associated with Highstar.
Income Taxes
Income taxes decreased $3.1 million, or 36.0%, to $5.5 million for the three months ended June 30, 2017, from $8.6 million for the three months ended June 30, 2016.  The decrease reflected a lower effective tax rate for the three months ended June 30, 2017, partially offset by higher pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for the three months ended June 30, 2017 and 2016 were 4% and 13%, respectively, resulting from an estimated full-year effective rate of 11% and 21%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $3.4 million, or 46.6%, to $3.9 million for the three months ended June 30, 2017, from $7.3 million for the three months ended June 30, 2016. The decrease primarily reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $68.3 million, to $117.3 million for the three months ended June 30, 2017, from $49.0 million for the three months ended June 30, 2016. The increase was primarily attributable to higher operating profits, driven by net incentive income.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues
Management Fees
Management fees decreased $32.6 million, or 8.3%, to $361.0 million for the six months ended June 30, 2017, from $393.6 million for the six months ended June 30, 2016. The decrease reflected an aggregate decline of $47.1 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $14.5 million principally from additional capital commitments to Oaktree Real Estate Opportunities Fund VII (“ROF VII”) and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

Incentive Income
Incentive income increased $419.1 million, to $562.7 million for the six months ended June 30, 2017, from $143.6 million for the six months ended June 30, 2016. The increase was primarily attributable to the sale of AdvancePierre Foods in the current-year period, resulting in $427.8 million of incentive income from POF IV.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $4.9 million, or 2.3%, to $206.5 million for the six months ended June 30, 2017, from $211.4 million for the six months ended June 30, 2016.
Equity-based Compensation
Equity-based compensation expense increased $1.1 million, or 3.8%, to $29.7 million for the six months ended June 30, 2017, from $28.6 million for the six months ended June 30, 2016.
Incentive Income Compensation
Incentive income compensation expense increased $255.9 million, to $301.2 million for the six months ended June 30, 2017, from $45.3 million for the six months ended June 30, 2016. The increase was primarily attributable to the growth in incentive income and a higher overall compensation percentage in 2017, as a result of incremental incentive interests awarded over the life of POF IV due to changes in senior investment personnel.
General and Administrative
General and administrative expense decreased $14.2 million, or 17.6%, to $66.6 million for the six months ended June 30, 2017, from $80.8 million for the six months ended June 30, 2016. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense decreased $1.5 million, or 2.2%, to $67.6 million from $69.1 million, primarily reflecting lower placement costs associated with closed-end funds, partially offset by changes in the contingent consideration liability.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.4 million, or 17.1%, to $6.8 million for the six months ended June 30, 2017, from $8.2 million for the six months ended June 30, 2016, primarily reflecting the final amortization of certain leasehold improvements.
Consolidated Fund Expenses
Consolidated fund expenses increased $2.7 million, to $5.2 million for the six months ended June 30, 2017, from $2.5 million for the six months ended June 30, 2016. The increase primarily reflected higher professional fees and other costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense increased $38.6 million, or 71.0%, to $93.0 million for the six months ended June 30, 2017, from $54.4 million for the six months ended June 30, 2016. The increase was attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $26.5 million, or 36.1%, to $99.9 million for the six months ended June 30, 2017, from $73.4 million for the six months ended June 30, 2016. The increase was primarily attributable to our consolidated funds.

Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased to a loss of $1.6 million for the six months ended June 30, 2017, from a gain of $10.1 million for the six months ended June 30, 2016. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a gain of $53.1 million for the six months ended June 30, 2017, from a loss of $26.0 million for the six months ended June 30, 2016. Excluding the impact of the reversal of net realized gain on consolidated funds’ investments, net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a net gain of $51.5 million for the six months ended June 30, 2017, from a net loss of $15.9 million for the six months ended June 30, 2016, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income increased $29.2 million, or 41.5%, to $99.6 million for the six months ended June 30, 2017, from $70.4 million for the six months ended June 30, 2016. The increase primarily reflected higher overall returns on our fund investments. DoubleLine accounted for investment income of $34.7 million and $31.6 million in the six months ended June 30, 2017 and 2016, respectively, of which performance fees accounted for $2.7 million and $2.0 million, respectively.
Other Income (Expense), Net
Other income (expense), net decreased $1.7 million, or 15.0%, to income of $9.6 million for the six months ended June 30, 2017, from $11.3 million for the six months ended June 30, 2016. The decrease primarily reflected lower amounts received for contractually reimbursable costs associated with Highstar.
Income Taxes
Income taxes decreased $3.5 million, or 16.4%, to $17.8 million for the six months ended June 30, 2017, from $21.3 million for the six months ended June 30, 2016.  The decrease reflected a lower effective tax rate for the six months ended June 30, 2017, partially offset by higher pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for the six months ended June 30, 2017 and 2016 were 9% and 20%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $11.2 million, to $13.6 million for the six months ended June 30, 2017, from $2.4 million for the six months ended June 30, 2016. The increase primarily reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $95.1 million, to $172.2 million for the six months ended June 30, 2017, from $77.1 million for the six months ended June 30, 2016. The increase was primarily attributable to higher operating profits, driven by net incentive income.

Non-GAAP Financial Data
Oaktree presents certain revenues and financial measures, including measures that are calculated and presented on a basis other than GAAP (“non-GAAP”) such as adjusted revenues, adjusted net income, adjusted net income per Class A unit, distributable earnings revenues, distributable earnings, distributable earnings per Class A unit, fee-related earnings revenues, fee-related earnings and fee-related earnings per Class A unit. These measures should be considered in addition to, and not as a substitute for or superior to, net income, net income per Class A unit or other financial measures calculated in accordance with GAAP.
The following table presents non-GAAP financial data:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per unit data or as otherwise indicated)
Non-GAAP Results: (1)
Adjusted revenues	$704,362	$332,822	$1,095,549	$645,757
Adjusted net income	281,654	141,975	442,818	240,349
Adjusted net income-OCG	111,106	49,411	164,847	76,895

Distributable earnings revenues	693,060	306,660	1,068,622	630,999
Distributable earnings	282,490	126,296	439,529	245,317
Distributable earnings-OCG	103,400	44,393	157,684	83,538

Fee-related earnings revenues	186,314	197,450	371,879	398,720
Fee-related earnings	52,601	63,419	100,738	119,074
Fee-related earnings-OCG	19,613	23,328	37,405	43,689

Per Class A Unit:
Adjusted net income	$1.73	$0.79	$2.59	$1.24
Distributable earnings	1.61	0.71	2.48	1.34
Fee-related earnings	0.31	0.37	0.59	0.70

Weighted average number of Operating Group units outstanding	155,933	155,057	155,303	154,433
Weighted average number of Class A units outstanding	64,193	62,617	63,611	62,256

Operating Metrics:
Assets under management (in millions):
Assets under management	$99,260	$98,124	$99,260	$98,124
Management fee-generating assets under management	79,807	79,516	79,807	79,516
Incentive-creating assets under management	30,826	30,372	30,826	30,372
Uncalled capital commitments	21,468	22,817	21,468	22,817
Accrued incentives (fund level):
Incentives created (fund level)	168,602	171,142	370,120	124,872
Incentives created (fund level), net of associated incentive income compensation expense	85,093	75,783	181,629	58,792
Accrued incentives (fund level)	1,779,578	1,525,854	1,779,578	1,525,854
Accrued incentives (fund level), net of associated incentive income compensation expense	866,650	771,253	866,650	771,253

(1)
Beginning with the second quarter of 2017, the definition of adjusted net income was modified with respect to third-party placement costs associated with closed-end funds and liability-classified EVUs to conform to the GAAP treatment. Under GAAP, placement costs are expensed as incurred and liability-classified EVUs are remeasured as of each reporting date. Previously for adjusted net income, placement costs were capitalized and amortized in proportion to the associated management fee stream, and liability-classified EVUs were treated as equity-classified awards. All prior periods have been recast for these changes.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of
	June 30, 2017	March 31, 2017	June 30, 2016
Assets Under Management:	(in millions)
Closed-end funds	$58,323	$59,848	$59,576
Open-end funds	35,628	35,125	33,667
Evergreen funds	5,309	5,340	4,881
Total	$99,260	$100,313	$98,124

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Change in Assets Under Management:	(in millions)
Beginning balance	$100,313	$96,874	$100,504	$97,359
Closed-end funds:
Capital commitments/other (1)	54	1,889	1,148	2,755
Distributions for a realization event/other (2)	(3,323)	(1,220)	(5,876)	(3,234)
Change in uncalled capital commitments for funds entering or in liquidation (3)	116	13	147	13
Foreign-currency translation	441	(188)	547	153
Change in market value (4)	1,015	350	1,885	715
Change in applicable leverage	172	(349)	368	(256)
Open-end funds:
Contributions	1,330	1,002	3,337	1,737
Redemptions	(1,864)	(1,225)	(4,841)	(2,996)
Foreign-currency translation	354	(126)	461	96
Change in market value (4)	683	1,008	1,566	1,628
Evergreen funds:
Contributions or new capital commitments	26	82	33	148
Redemptions or distributions/other	(176)	(208)	(282)	(267)
Foreign-currency translation	1	(5)	(1)	(8)
Change in market value (4)	118	227	264	281
Ending balance	$99,260	$98,124	$99,260	$98,124

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

Management Fee-generating Assets Under Management

	As of
	June 30, 2017	March 31, 2017	June 30, 2016
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$7,943	$7,721	$6,909
Other closed-end funds	32,048	32,340	35,096
Open-end funds	35,429	34,930	33,597
Evergreen funds	4,387	4,338	3,914
Total	$79,807	$79,329	$79,516

	Three Months Ended June 30,		Six Months Ended June 30,
Change in Management Fee-generating Assets Under Management:	2017	2016	2017	2016
	(in millions)
Beginning balance	$79,329	$79,908	$79,767	$78,897
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	26	326	43	1,012
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	449	380	776	581
Change attributable to funds in liquidation (2)	(893)	(1,462)	(1,847)	(1,843)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	—	13	—	13
Distributions by funds that pay fees based on NAV/other (4)	(258)	(101)	(423)	(214)
Foreign-currency translation	402	(181)	484	48
Change in market value (5)	34	122	122	207
Change in applicable leverage	170	(232)	342	(88)
Open-end funds:
Contributions	1,329	1,005	3,211	1,740
Redemptions	(1,863)	(1,231)	(4,834)	(3,003)
Foreign-currency translation	354	(126)	461	96
Change in market value	679	1,010	1,557	1,629
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	118	90	177	427
Redemptions or distributions	(179)	(209)	(269)	(237)
Change in market value	110	204	240	251
Ending balance	$79,807	$79,516	$79,807	$79,516

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	June 30, 2017	March 31, 2017	June 30, 2016
	(in millions)
Assets under management	$99,260	$100,313	$98,124
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(2,585)	(3,773)	(2,392)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(9,560)	(10,542)	(9,278)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(3,242)	(2,593)	(3,828)
Oaktree’s general partner investments in management fee-generating funds	(1,948)	(1,928)	(1,745)
Funds that are no longer paying management fees and co-investments that pay no management fees (2)	(2,118)	(2,148)	(1,365)
Management fee-generating assets under management	$79,807	$79,329	$79,516

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

(2)	This includes certain accounts that pay fees intended to offset Oaktree’s costs related to the accounts.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of
	June 30, 2017	March 31, 2017	June 30, 2016
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.49	1.50	1.51
Open-end funds	0.46	0.45	0.46
Evergreen funds	1.21	1.22	1.22
Overall	0.92	0.92	0.97
Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of June 30, 2017, March 31, 2017 and June 30, 2016, the portion of incentive-creating AUM generating incentives at the fund level was $19.8 billion, $20.7 billion and $17.9 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	June 30, 2017	March 31, 2017	June 30, 2016
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$27,450	$28,943	$28,462
Evergreen funds	3,376	3,394	1,910
Total	$30,826	$32,337	$30,372
Three Months Ended June 30, 2017
AUM decreased $1.0 billion, or 1.0%, to $99.3 billion as of June 30, 2017, from $100.3 billion as of March 31, 2017. The decrease primarily reflected $3.3 billion of distributions to closed-end fund investors and $0.5 billion of net outflows from open-end funds, partially offset by $1.8 billion in market-value gains and $0.8 billion of favorable foreign-currency translation.

Management fee-generating AUM, a forward-looking metric, increased $0.5 billion, or 0.6%, to $79.8 billion as of June 30, 2017, from $79.3 billion as of March 31, 2017. The increase primarily reflected $0.8 billion in market-value gains, $0.8 billion of favorable foreign-currency translation and $0.4 billion from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, partially offset by $0.9 billion attributable to closed-end funds in liquidation and $0.5 billion of net outflows from open-end funds.
Incentive-creating AUM decreased $1.5 billion, or 4.6%, to $30.8 billion as of June 30, 2017, from $32.3 billion as of March 31, 2017, reflecting an aggregate $3.5 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $2.0 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Three Months Ended June 30, 2016
AUM increased $1.2 billion, or 1.2%, to $98.1 billion as of June 30, 2016, from $96.9 billion as of March 31, 2016. The increase primarily reflected $1.9 billion of capital inflows for closed-end funds and $1.6 billion in market-value gains, partially offset by $1.6 billion of aggregate distributions to closed-end fund investors and change in fee-generating leverage.
Management fee-generating AUM, a forward-looking metric, decreased $0.4 billion, or 0.5%, to $79.5 billion as of June 30, 2016, from $79.9 billion as of March 31, 2016. The decrease primarily reflected a $1.7 billion aggregate decline attributable to closed-end funds in liquidation and fee-generating leverage, largely offset by $1.3 billion in market-value gains.
Incentive-creating AUM decreased $0.8 billion, or 2.6%, to $30.4 billion as of June 30, 2016, from $31.2 billion as of March 31, 2016, reflecting an aggregate $1.8 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $1.0 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Six Months Ended June 30, 2017
AUM decreased $1.2 billion, or 1.2%, to $99.3 billion as of June 30, 2017, from $100.5 billion as of December 31, 2016. The decrease primarily reflected $5.9 billion of distributions to closed-end fund investors and $1.5 billion of net outflows from open-end funds, partially offset by $3.7 billion in market-value gains, $1.1 billion of capital inflows for closed-end funds and $1.0 billion of favorable foreign-currency translation.
Management fee-generating AUM, a forward-looking metric, was $79.8 billion as of both June 30, 2017 and December 31, 2016, primarily reflecting $1.9 billion in market-value gains, $0.9 billion of favorable foreign-currency translation and $0.8 billion from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, offset by $1.8 billion attributable to closed-end funds in liquidation and $1.6 billion of net outflows from open-end funds.
Incentive-creating AUM decreased $2.8 billion, or 8.3%, to $30.8 billion as of June 30, 2017, from $33.6 billion as of December 31, 2016, reflecting an aggregate $6.3 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $3.5 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Six Months Ended June 30, 2016
AUM increased $0.7 billion, or 0.7%, to $98.1 billion as of June 30, 2016, from $97.4 billion as of December 31, 2015. The increase primarily reflected $2.8 billion of capital inflows for closed-end funds and $2.6 billion in market-value gains, partially offset by $3.2 billion of distributions to closed-end fund investors and $1.3 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, increased $0.6 billion, or 0.8%, to $79.5 billion as of June 30, 2016, from $78.9 billion as of December 31, 2015. The increase primarily reflected $2.1 billion of market-value gains and an aggregate $1.6 billion increase from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis and additional capital commitments. These increases were partially offset by a $1.8 billion decline attributable to closed-end funds in liquidation and $1.3 billion of net outflows from open-end funds.

Incentive-creating AUM decreased $1.5 billion, or 4.7%, to $30.4 billion as of June 30, 2016, from $31.9 billion as of December 31, 2015, reflecting an aggregate $3.6 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $2.1 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2017	2016	2017	2016
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$2,068,422	$1,442,359	$2,014,097	$1,585,217
Incentives created (fund level):
Closed-end funds	159,207	166,850	349,228	120,005
Evergreen funds	9,395	4,292	20,892	4,867
Total incentives created (fund level)	168,602	171,142	370,120	124,872
Less: incentive income recognized by us	(457,446)	(87,647)	(604,639)	(184,235)
Ending balance	$1,779,578	$1,525,854	$1,779,578	$1,525,854
Accrued incentives (fund level), net of associated incentive income compensation expense	$866,650	$771,253	$866,650	$771,253
As of June 30, 2017 and 2016, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $236.5 million (or 27%) and $274.5 million (36%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of June 30, 2017, $776.6 million, or 90%, of the net accrued incentives (fund level) was in funds in their liquidation period, and approximately 22% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Investments, at Fair Value—Non-publicly Traded Equity and Real Estate Investments” for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended June 30, 2017 and 2016
Incentives created (fund level) was $168.6 million for the three months ended June 30, 2017, primarily reflecting $101.3 million of incentives created (fund level) from Control Investing funds, $32.7 million from Distressed Debt funds and $21.9 million from Real Estate funds.
Incentives created (fund level) was $171.1 million for the three months ended June 30, 2016, primarily reflecting $108.7 million of incentives created (fund level) from Control Investing funds and $47.2 million from Distressed Debt funds.
Six Months Ended June 30, 2017 and 2016
Incentives created (fund level) was $370.1 million for the six months ended June 30, 2017, primarily reflecting $168.8 million of incentives created (fund level) from Distressed Debt funds, $130.6 million from Control Investing funds and $44.4 million from Real Estate funds.
Incentives created (fund level) was $124.9 million for the six months ended June 30, 2016, primarily reflecting $104.3 million of incentives created (fund level) from Control Investing funds and $26.2 million from Real Estate funds.
Uncalled Capital Commitments
As of June 30, 2017, March 31, 2017, and June 30, 2016, uncalled capital commitments were $21.5 billion, $21.8 billion and $22.8 billion, respectively. Invested capital during the three and 12 months ended June 30, 2017 aggregated $1.8 billion and $7.6 billion, respectively, as compared with $2.4 billion and $7.7 billion for the comparable prior-year periods.

Non-GAAP Results
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial data that are presented without the consolidation of our funds. The data most important to management in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are presented below under “—Reconciliation of GAAP to Non-GAAP Results.”
Adjusted Net Income
The following schedules set forth the components of adjusted net income and adjusted net income-OCG, as well as per unit data:

Adjusted Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Management fees	$186,314	$197,450	$371,879	$398,720
Incentive income	457,446	87,647	604,639	184,235
Investment income	60,602	47,725	119,031	62,802
Total adjusted revenues	$704,362	$332,822	$1,095,549	$645,757

Adjusted Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Expenses:
Compensation and benefits	$(99,270)	$(99,173)	$(201,406)	$(203,443)
Equity-based compensation	(13,759)	(11,905)	(26,280)	(22,555)
Incentive income compensation	(269,974)	(35,407)	(343,118)	(85,156)
General and administrative	(32,439)	(31,810)	(64,908)	(69,995)
Depreciation and amortization	(2,004)	(3,048)	(4,827)	(6,208)
Total adjusted expenses	$(417,446)	$(181,343)	$(640,539)	$(387,357)

Adjusted Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense, net of interest income (1)	$(6,544)	$(7,977)	$(13,515)	$(16,659)
Other income (expense), net	1,282	(1,527)	1,323	(1,392)

(1)
Interest income was $2.3 million and $4.0 million for the three and six months ended June 30, 2017, respectively, and $1.6 million and $2.9 million for the three and six months ended June 30, 2016, respectively.

Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per unit data)
Adjusted net income	$281,654	$141,975	$442,818	$240,349
Adjusted net income attributable to OCGH non-controlling interest	(165,706)	(84,640)	(261,200)	(143,427)
Non-Operating Group expenses	(255)	(201)	(487)	(465)
Adjusted net income-OCG before income taxes	115,693	57,134	181,131	96,457
Income taxes-OCG	(4,587)	(7,723)	(16,284)	(19,562)
Adjusted net income-OCG	$111,106	$49,411	$164,847	$76,895
Adjusted net income per Class A unit	$1.73	$0.79	$2.59	$1.24
Weighted average number of Class A units outstanding	64,193	62,617	63,611	62,256

Distributable Earnings
Distributable earnings are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributable Earnings:	(in thousands)

Adjusted net income	$281,654	$141,975	$442,818	$240,349
Investment income	(60,602)	(47,725)	(119,031)	(62,802)
Receipts of investment income from funds (1)	37,250	10,694	66,345	23,617
Receipts of investment income from companies	12,050	10,869	25,759	24,427
Equity-based compensation	13,759	11,905	26,280	22,555
Operating Group income taxes	(1,621)	(1,422)	(2,642)	(2,829)
Distributable earnings	$282,490	$126,296	$439,529	$245,317

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

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Distributable earnings grew $156.2 million, to $282.5 million for the three months ended June 30, 2017, from $126.3 million for the three months ended June 30, 2016, reflecting increases of $135.2 million in incentive income, net of incentive income compensation expense (“net incentive income”), and $27.7 million in investment income proceeds, partially offset by a $10.8 million decline in fee-related earnings. For the three months ended June 30, 2017, investment income proceeds totaled $49.3 million, including $37.3 million from fund distributions and $12.1 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $21.6 million, of which $10.7 million and $10.9 million was attributable to fund distributions and DoubleLine, respectively. The portion of distributable earnings attributable to our Class A units was $1.61 and $0.71 per unit for the three months ended June 30, 2017 and 2016, respectively.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Distributable earnings grew $194.2 million, or 79.2%, to $439.5 million for the six months ended June 30, 2017, from $245.3 million for the six months ended June 30, 2016, reflecting increases of $162.4 million in net incentive income and $44.1 million in investment income proceeds, partially offset by an $18.4 million decline in fee-

related earnings. For the six months ended June 30, 2017, investment income proceeds totaled $92.1 million, including $66.3 million from fund distributions and $25.8 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $48.0 million, of which $23.6 million and $24.4 million was attributable to fund distributions and DoubleLine, respectively. The portion of distributable earnings attributable to our Class A units was $2.48 and $1.34 per unit for the six months ended June 30, 2017 and 2016, respectively.
Fee-related Earnings
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Fee-related earnings decreased $10.8 million, or 17.0%, to $52.6 million for the three months ended June 30, 2017, from $63.4 million for the three months ended June 30, 2016, reflecting the $11.2 million decline in management fees. The portion of fee-related earnings attributable to our Class A units was $0.31 and $0.37 per unit for the three months ended June 30, 2017 and 2016, respectively.
The effective tax rate applicable to fee-related earnings for both the three months ended June 30, 2017 and 2016 was 8%, resulting from full-year effective rates of 8% for both full-year periods.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Fee-related earnings decreased $18.4 million, or 15.4%, to $100.7 million for the six months ended June 30, 2017, from $119.1 million for the six months ended June 30, 2016. The decline reflected $26.8 million of lower management fees, partially offset by $5.1 million of lower general and administrative expense and $2.0 million of lower compensation and benefits expense. The portion of fee-related earnings attributable to our Class A units was $0.59 and $0.70 per unit for the six months ended June 30, 2017 and 2016, respectively.
The effective tax rate applicable to fee-related earnings for the six months ended June 30, 2017 and 2016 was 8% for both periods.

Reconciliation of GAAP to Non-GAAP Results
The following table reconciles net income attributable to Oaktree Capital Group, LLC to adjusted net income, fee-related earnings and distributable earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$117,324	$49,047	$172,239	$77,125
Incentive income (1)	3,418	(54)	41,954	39,888
Incentive income compensation (1)	(3,418)	54	(41,954)	(39,888)
Investment income (2)	(18,275)	(3,149)	(22,647)	(13,578)
Equity-based compensation (3)	989	2,821	3,421	6,066
Foreign-currency hedging (4)	1,869	3,665	(127)	9,531
Acquisition-related items (5)	861	(1,889)	2,463	(1,498)
Income taxes (6)	5,541	8,571	17,843	21,251
Non-Operating Group expenses (7)	255	201	487	465
Non-controlling interests (7)	173,090	82,708	269,139	140,987
Adjusted net income	281,654	141,975	442,818	240,349
Incentive income	(457,446)	(87,647)	(604,639)	(184,235)
Incentive income compensation	269,974	35,407	343,118	85,156
Investment income	(60,602)	(47,725)	(119,031)	(62,802)
Equity-based compensation (8)	13,759	11,905	26,280	22,555
Interest expense, net of interest income	6,544	7,977	13,515	16,659
Other (income) expense, net	(1,282)	1,527	(1,323)	1,392
Fee-related earnings	52,601	63,419	100,738	119,074
Incentive income	457,446	87,647	604,639	184,235
Incentive income compensation	(269,974)	(35,407)	(343,118)	(85,156)
Receipts of investment income from funds (9)	37,250	10,694	66,345	23,617
Receipts of investment income from companies	12,050	10,869	25,759	24,427
Interest expense, net of interest income	(6,544)	(7,977)	(13,515)	(16,659)
Other (income) expense, net	1,282	(1,527)	1,323	(1,392)
Operating Group income taxes	(1,621)	(1,422)	(2,642)	(2,829)
Distributable earnings	$282,490	$126,296	$439,529	$245,317

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG.

(2)
This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs which under GAAP are marked-to-market but for ANI are accounted for at amortized cost, subject to impairment.

(3)
This adjustment adds back the effect of equity-based compensation expense related to unit grants made before our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position.

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

(8)
This adjustment adds back the effect of equity-based compensation expense related to unit grants made after our initial public offering, which is excluded from fee-related earnings because it is non-cash in nature and does not impact our ability to fund our operations.

(9)
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

The following table reconciles net income attributable to Oaktree Capital Group, LLC to adjusted net income-OCG, fee-related earnings-OCG and distributable earnings-OCG.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$117,324	$49,047	$172,239	$77,125
Incentive income attributable to OCG (1)	1,407	(22)	17,109	16,051
Incentive income compensation attributable to OCG (1)	(1,407)	22	(17,109)	(16,051)
Investment income attributable to OCG (2)	(7,523)	(1,271)	(9,304)	(5,468)
Equity-based compensation attributable to OCG (3)	407	1,138	1,398	2,445
Foreign-currency hedging attributable to OCG (4)	770	1,481	(43)	3,840
Acquisition-related items attributable to OCG (5)	354	(763)	1,006	(605)
Non-controlling interests attributable to OCG (5)	(226)	(221)	(449)	(442)
Adjusted net income-OCG (6)	111,106	49,411	164,847	76,895
Incentive income attributable to OCG	(188,317)	(35,395)	(248,294)	(74,263)
Incentive income compensation attributable to OCG	111,140	14,298	140,944	34,318
Investment income attributable to OCG	(24,948)	(19,274)	(48,757)	(25,341)
Equity-based compensation attributable to OCG (7)	5,665	4,808	10,769	9,093
Interest expense, net of interest income attributable to OCG	2,577	3,181	5,345	6,644
Other (income) expense attributable to OCG	(528)	616	(544)	562
Non-fee-related earnings income taxes attributable to OCG (8)	2,918	5,683	13,095	15,781
Fee-related earnings-OCG (6)	19,613	23,328	37,405	43,689
Incentive income attributable to OCG	188,317	35,395	248,294	74,263
Incentive income compensation attributable to OCG	(111,140)	(14,298)	(140,944)	(34,318)
Receipts of investment income from funds attributable to OCG	15,334	4,319	27,190	9,519
Receipts of investment income from companies attributable to OCG	4,961	4,389	10,547	9,845
Interest expense, net of interest income attributable to OCG	(2,577)	(3,181)	(5,345)	(6,644)
Other (income) expense attributable to OCG	528	(616)	544	(562)
Non-fee-related earnings income taxes attributable to OCG (8)	(2,918)	(5,683)	(13,095)	(15,781)
Distributable earnings-OCG income taxes	(7,223)	(1,303)	(11,335)	(4,683)
Tax receivable agreement	(5,415)	(5,106)	(10,778)	(10,212)
Income taxes of Intermediate Holding Companies	3,920	7,149	15,201	18,422
Distributable earnings-OCG (6)	$103,400	$44,393	$157,684	$83,538

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income-OCG and net income attributable to OCG.

(2)
This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs which under GAAP are marked-to-market but for ANI are accounted for at amortized cost, subject to impairment.

(3)
This adjustment adds back the effect of equity-based compensation expense attributable to OCG related to unit grants made before our initial public offering, which is excluded from adjusted net income-OCG and fee-related earnings-OCG because it is a non-cash charge that does not affect our financial position.

(4)
This adjustment adds back the effect of timing differences associated with the recognition of unrealized gains and losses related to foreign-currency hedging between adjusted net income-OCG and net income attributable to OCG.

(5)
This adjustment adds back the effect of (a) acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability and (b) non-controlling interests, which are both excluded from ANI.

(6)
Adjusted net income-OCG, fee-related earnings-OCG and distributable earnings-OCG are calculated to evaluate the portion of adjusted net income, fee-related earnings and distributable earnings attributable to Class A unitholders. These measures are net of income taxes and other income or expenses applicable to OCG or its Intermediate Holding Companies. Reconciliations of fee-related earnings to fee-related earnings-OCG and distributable earnings to distributable earnings-OCG are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per unit data)
Fee-related earnings	$52,601	$63,419	$100,738	$119,074
Fee-related earnings attributable to OCGH non-controlling interest	(30,947)	(37,810)	(59,467)	(71,068)
Non-Operating Group expenses	(372)	(241)	(677)	(536)
Fee-related earnings-OCG income taxes	(1,669)	(2,040)	(3,189)	(3,781)
Fee-related earnings-OCG	$19,613	$23,328	$37,405	$43,689
Fee-related earnings per Class A unit	$0.31	$0.37	$0.59	$0.70
Weighted average number of Class A units outstanding	64,193	62,617	63,611	62,256

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per unit data)
Distributable earnings	$282,490	$126,296	$439,529	$245,317
Distributable earnings attributable to OCGH non-controlling interest	(166,197)	(75,293)	(259,245)	(146,419)
Non-Operating Group expenses	(255)	(201)	(487)	(465)
Distributable earnings-OCG income taxes	(7,223)	(1,303)	(11,335)	(4,683)
Tax receivable agreement	(5,415)	(5,106)	(10,778)	(10,212)
Distributable earnings-OCG	$103,400	$44,393	$157,684	$83,538
Distributable earnings per Class A unit	$1.61	$0.71	$2.48	$1.34
Weighted average number of Class A units outstanding	64,193	62,617	63,611	62,256

(7)
This adjustment adds back the effect of equity-based compensation expense attributable to OCG related to unit grants made after our initial public offering, which is excluded from fee-related earnings-OCG, because it is non-cash in nature and does not impact our ability to fund our operations.

(8)
This adjustment adds back income taxes associated with incentive income, incentive income compensation expense or investment income or loss, which are not included in the calculation of fee-related earnings-OCG.

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	As of or for the Three Months Ended June 30, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$180,028	$6,286	$186,314
Incentive income (1)	454,027	3,419	457,446
Investment income (1)	49,106	11,496	60,602
Total expenses (2)	(423,426)	5,980	(417,446)
Interest expense, net (3)	(44,251)	37,707	(6,544)
Other income (expense), net (4)	4,898	(3,616)	1,282
Other income of consolidated funds (5)	80,602	(80,602)	—
Income taxes	(5,541)	5,541	—
Net income attributable to non-controlling interests in consolidated funds	(3,861)	3,861	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(174,258)	174,258	—
Net income attributable to Oaktree Capital Group, LLC / Adjusted net income	$117,324	$164,330	$281,654

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $1,684 of net gains related to foreign-currency hedging activities from general and administrative expense, (c) for incentive income, includes $3,418 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (d) for investment income, includes $18,275 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $989 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $3,375, (c) expenses incurred by the Intermediate Holding Companies of $372, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $3,418, (e) acquisition-related items of $861, (f) adjustments of $4,729 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $928 of net gains related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $4,729 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $1,113 in net gains related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Three Months Ended June 30, 2016
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$195,015	$2,435	$197,450
Incentive income (1)	87,701	(54)	87,647
Investment income (1)	41,000	6,725	47,725
Total expenses (2)	(191,648)	10,305	(181,343)
Interest expense, net (3)	(26,730)	18,753	(7,977)
Other income (expense), net (4)	5,548	(7,075)	(1,527)
Other income of consolidated funds (5)	38,519	(38,519)	—
Income taxes	(8,571)	8,571	—
Net income attributable to non-controlling interests in consolidated funds	(7,319)	7,319	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(84,468)	84,468	—
Net income attributable to Oaktree Capital Group, LLC / Adjusted net income	$49,047	$92,928	$141,975

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $27 of net gains related to foreign-currency hedging activities from general and administrative expense, (c) for incentive income, includes $54 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (d) for investment income, includes $3,149 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $2,821 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $1,635, (c) expenses incurred by the Intermediate Holding Companies of $241, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $54, (e) acquisition-related items of $1,889, (f) adjustments of $5,545 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $5,168 of net losses related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $5,545 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $1,530 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Six Months Ended June 30, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$360,956	$10,923	$371,879
Incentive income (1)	562,684	41,955	604,639
Investment income (1)	99,557	19,474	119,031
Total expenses (2)	(615,988)	(24,551)	(640,539)
Interest expense, net (3)	(93,021)	79,506	(13,515)
Other income (expense), net (4)	9,561	(8,238)	1,323
Other income of consolidated funds (5)	151,368	(151,368)	—
Income taxes	(17,843)	17,843	—
Net income attributable to non-controlling interests in consolidated funds	(13,553)	13,553	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(271,482)	271,482	—
Net income attributable to Oaktree Capital Group, LLC / Adjusted net income	$172,239	$270,579	$442,818

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $2,099 of net gains related to foreign-currency hedging activities from general and administrative expense, (c) for incentive income, includes $41,954 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (d) for investment income, includes $22,647 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $3,421 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $4,832, (c) expenses incurred by the Intermediate Holding Companies of $677, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $41,954, (e) acquisition-related items of $2,463, (f) adjustments of $9,390 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $3,380 of net gains related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $9,390 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $1,154 in net gains related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Six Months Ended June 30, 2016
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$393,568	$5,152	$398,720
Incentive income (1)	143,638	40,597	184,235
Investment income (1)	70,447	(7,645)	62,802
Total expenses (2)	(376,832)	(10,525)	(387,357)
Interest expense, net (3)	(54,435)	37,776	(16,659)
Other income (expense), net (4)	11,349	(12,741)	(1,392)
Other income of consolidated funds (5)	57,518	(57,518)	—
Income taxes	(21,251)	21,251	—
Net income attributable to non-controlling interests in consolidated funds	(2,375)	2,375	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(144,502)	144,502	—
Net income attributable to Oaktree Capital Group, LLC / Adjusted net income	$77,125	$163,224	$240,349

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $689 of net gains related to foreign-currency hedging activities from general and administrative expense, (c) for incentive income, includes $39,888 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (d) for investment income, includes $13,578 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $6,066 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $2,676, (c) expenses incurred by the Intermediate Holding Companies of $536, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $39,888, (e) acquisition-related items of $1,498, (f) adjustments of $11,346 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $10,237 of net losses related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $11,346 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $1,395 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Management Fees:
Closed-end funds	$131,895	$145,953
Open-end funds	40,481	38,776
Evergreen funds	13,938	12,721
Total	$186,314	$197,450

Management fees decreased $11.2 million, or 5.7%, to $186.3 million for the three months ended June 30, 2017, from $197.5 million for the three months ended June 30, 2016, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $14.1 million, or 9.7%, to $131.9 million for the three months ended June 30, 2017, from $146.0 million for the three months ended June 30, 2016. The decline reflected an aggregate decrease of $21.2 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $7.1 million principally from closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds increased $1.7 million, or 4.4%, to $40.5 million for the three months ended June 30, 2017, from $38.8 million for the three months ended June 30, 2016. The increase was primarily attributable to market-value gains, partially offset by net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $1.2 million, or 9.4%, to $13.9 million for the three months ended June 30, 2017, from $12.7 million for the three months ended June 30, 2016, primarily reflecting market-value gains, partially offset by a lower average management fee rate for Value Opportunities Fund (“VOF”).

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Incentive Income:
Closed-end funds	$453,127	$87,550
Evergreen funds	4,319	97
Total	$457,446	$87,647
Incentive income increased $369.8 million, to $457.4 million for the three months ended June 30, 2017, from $87.6 million for the three months ended June 30, 2016. The increase was primarily attributable to the sale of AdvancePierre Foods in the current-year period, resulting in $427.8 million of incentive income from POF IV, which started paying incentives in the quarter and benefited from the catch-up layer of the European-style waterfall whereby 80% of a distribution goes to Oaktree and 20% to the investors.

Investment Income
A summary of investment income is set forth below:

	Three Months Ended June 30,
	2017	2016
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$8,921	$12,637
Convertible Securities	418	48
Distressed Debt	11,809	10,276
Control Investing	7,648	1,280
Real Estate	4,508	1,457
Listed Equities	6,739	2,270
Non-Oaktree funds	1,730	3,075
Income from investments in companies	18,829	16,682
Total investment income	$60,602	$47,725
Investment income increased $12.9 million, or 27.0%, to $60.6 million for the three months ended June 30, 2017, from $47.7 million for the three months ended June 30, 2016. The increase primarily reflected higher overall returns on our fund investments. DoubleLine accounted for investment income of $18.9 million and $16.6 million in the three months ended June 30, 2017 and 2016, respectively, of which performance fees accounted for $2.5 million and $1.5 million, respectively.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $0.1 million, or 0.1%, to $99.3 million for the three months ended June 30, 2017, from $99.2 million for the three months ended June 30, 2016.
Equity-based Compensation
Equity-based compensation expense increased $1.9 million, or 16.0%, to $13.8 million for the three months ended June 30, 2017, from $11.9 million for the three months ended June 30, 2016. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense increased $234.6 million, to $270.0 million for the three months ended June 30, 2017, from $35.4 million for the three months ended June 30, 2016. The increase reflected growth in incentive income and a higher overall compensation percentage in the current-year period, as a result of incremental incentive interests awarded over the life of POF IV due to changes in senior investment personnel.
General and Administrative
General and administrative expense increased $0.6 million, or 1.9%, to $32.4 million for the three months ended June 30, 2017, from $31.8 million for the three months ended June 30, 2016.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.0 million, or 33.3%, to $2.0 million for the three months ended June 30, 2017, from $3.0 million for the three months ended June 30, 2016, primarily reflecting the final amortization of certain leasehold improvements.

Interest Expense, Net of Interest Income
Interest expense, net decreased $1.5 million, or 18.8%, to $6.5 million for the three months ended June 30, 2017, from $8.0 million for the three months ended June 30, 2016, reflecting the maturity of $100.0 million in senior notes in 2016 and higher interest income.
Other Income (Expense), Net
Other income (expense), net amounted to income of $1.3 million and expense of $1.5 million for the three months ended June 30, 2017 and 2016, respectively, primarily reflecting foreign-currency transaction gains and losses.
Adjusted Net Income
ANI increased $139.7 million, or 98.4%, to $281.7 million for the three months ended June 30, 2017, from $142.0 million for the three months ended June 30, 2016, reflecting increases of $135.2 million in net incentive income and $12.9 million in investment income, partially offset by a $10.8 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $3.1 million, or 40.3%, to $4.6 million for the three months ended June 30, 2017, from $7.7 million for the three months ended June 30, 2016.  The decrease reflected a lower effective tax rate for the three months ended June 30, 2017, partially offset by higher adjusted net income-OCG before income taxes. The effective tax rates applied to ANI for the three months ended June 30, 2017 and 2016 were 4% and 14%, respectively, resulting from full-year effective rates of 11% and 20%, respectively. The effective tax rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period's income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income and certain incentive and investment income rises, and vice versa.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Management Fees:
Closed-end funds	$263,603	$294,204
Open-end funds	80,625	77,189
Evergreen funds	27,651	27,327
Total	$371,879	$398,720

Management fees decreased $26.8 million, or 6.7%, to $371.9 million for the six months ended June 30, 2017, from $398.7 million for the six months ended June 30, 2016, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $30.6 million, or 10.4%, to $263.6 million for the six months ended June 30, 2017, from $294.2 million for the six months ended June 30, 2016. The decline reflected an aggregate decrease of $43.6 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $13.0 million principally from additional commitments to ROF VII and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds increased $3.4 million, or 4.4%, to $80.6 million for the six months ended June 30, 2017, from $77.2 million for the six months ended June 30, 2016. The increase was primarily attributable to market-value gains, partially offset by net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $0.4 million, or 1.5%, to $27.7 million for the six months ended June 30, 2017, from $27.3 million for the six months ended June 30, 2016. The increase reflected market-value gains, partially offset by a lower average management fee rate for VOF.

Incentive Income
A summary of incentive income is set forth below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Incentive Income:
Closed-end funds	$600,320	$184,138
Evergreen funds	4,319	97
Total	$604,639	$184,235
Incentive income increased $420.4 million, to $604.6 million for the six months ended June 30, 2017, from $184.2 million for the six months ended June 30, 2016. The increase was primarily attributable to the sale of AdvancePierre Foods in the second quarter of 2017, resulting in $427.8 million of incentive income from POF IV. Tax-related incentive income represented $81.2 million and $72.7 million in the current and prior-year periods, respectively.
Investment Income
A summary of investment income is set forth below:

	Six Months Ended June 30,
	2017	2016
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$17,833	$(906)
Convertible Securities	863	(896)
Distressed Debt	31,650	19,167
Control Investing	11,070	(167)
Real Estate	8,456	4,562
Listed Equities	10,426	5,758
Non-Oaktree funds	4,010	3,495
Income from investments in companies	34,723	31,789
Total investment income	$119,031	$62,802
Investment income increased $56.2 million, or 89.5%, to $119.0 million for the six months ended June 30, 2017, from $62.8 million for the six months ended June 30, 2016. The increase primarily reflected higher overall returns on our fund investments. DoubleLine accounted for investment income of $34.7 million and $31.6 million in the six months ended June 30, 2017 and 2016, respectively, of which performance fees accounted for $2.7 million and $2.0 million, respectively.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense decreased $2.0 million, or 1.0%, to $201.4 million for the six months ended June 30, 2017, from $203.4 million for the six months ended June 30, 2016.

Equity-based Compensation
Equity-based compensation expense increased $3.7 million, or 16.4%, to $26.3 million for the six months ended June 30, 2017, from $22.6 million for the six months ended June 30, 2016. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our 2012 initial public offering.
Incentive Income Compensation
Incentive income compensation expense increased $257.9 million, to $343.1 million for the six months ended June 30, 2017, from $85.2 million for the six months ended June 30, 2016. The increase reflected growth in incentive income and a higher overall compensation percentage in the current-year period, as a result of incremental incentive interests awarded over the life of POF IV due to changes in senior investment personnel.
General and Administrative
General and administrative expense decreased $5.1 million, or 7.3%, to $64.9 million for the six months ended June 30, 2017, from $70.0 million for the six months ended June 30, 2016. The decrease primarily reflected lower placement costs associated with closed-end funds.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.4 million, or 22.6%, to $4.8 million for the six months ended June 30, 2017, from $6.2 million for the six months ended June 30, 2016, primarily reflecting the final amortization of certain leasehold improvements.
Interest Expense, Net of Interest Income
Interest expense, net decreased $3.2 million, or 19.2%, to $13.5 million for the six months ended June 30, 2017, from $16.7 million for the six months ended June 30, 2016, reflecting the maturity of $100.0 million in senior notes in 2016 and higher interest income.
Other Income (Expense), Net
Other income (expense), net amounted to income of $1.3 million and expense of $1.4 million for the six months ended June 30, 2017 and 2016, respectively, primarily reflecting foreign-currency transaction gains and losses.
Adjusted Net Income
ANI increased $202.5 million, or 84.3%, to $442.8 million for the six months ended June 30, 2017, from $240.3 million for the six months ended June 30, 2016, reflecting increases of $162.4 million in net incentive income and $56.2 million in investment income, partially offset by an $18.4 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes decreased $3.3 million, or 16.8%, to $16.3 million for the six months ended June 30, 2017, from $19.6 million for the six months ended June 30, 2016.  The decrease reflected a lower effective tax rate for the six months ended June 30, 2017, partially offset by higher adjusted net income-OCG before income taxes. The effective tax rates applied to ANI for the six months ended June 30, 2017 and 2016 were 9% and 20%, respectively. The effective tax rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period's income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income and certain incentive and investment income rises, and vice versa.

GAAP Statement of Financial Condition (Unaudited)
We manage our financial condition without the consolidation of our funds. Since our founding, we have managed our financial condition in a way that builds our capital base and maintains sufficient liquidity for known and anticipated uses of cash. We have issued debt largely to help fund our corporate investments in funds and companies, favoring longer terms to better match the multi-year nature of our typical investments. Our assets do not include accrued incentives (fund level), an off-balance sheet metric, nor do they reflect the fair-market value of our 20% interest in DoubleLine, which is carried at cost, as adjusted under the equity method of accounting.
The following table presents our GAAP condensed consolidating statement of financial condition:

	As of June 30, 2017
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$600,104	$—	$—	$600,104
U.S. Treasury and time deposit securities	555,008	—	—	555,008
Corporate investments	1,562,997	—	(546,919)	1,016,078
Deferred tax assets	405,030	—	—	405,030
Receivables and other assets	376,198	—	(3,406)	372,792
Assets of consolidated funds	—	5,565,389	—	5,565,389
Total assets	$3,499,337	$5,565,389	$(550,325)	$8,514,401
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$340,339	$—	$2,977	$343,316
Due to affiliates	341,741	—	—	341,741
Debt obligations	746,336	—	—	746,336
Liabilities of consolidated funds	—	4,502,967	(17,038)	4,485,929
Total liabilities	1,428,416	4,502,967	(14,061)	5,917,322
Non-controlling redeemable interests in consolidated funds	—	—	497,406	497,406
Capital:
Unitholders’ capital attributable to OCG	904,133	1,062,422	(1,062,422)	904,133
Non-controlling interest in consolidated subsidiaries	1,166,788	—	—	1,166,788
Non-controlling interest in consolidated funds	—	—	28,752	28,752
Total capital	2,070,921	1,062,422	(1,033,670)	2,099,673
Total liabilities and capital	$3,499,337	$5,565,389	$(550,325)	$8,514,401

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	June 30, 2017	March 31, 2017	June 30, 2016
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$518,813	$493,478	$417,883
Convertible Securities	27,599	27,180	1,627
Distressed Debt	396,077	404,317	380,324
Control Investing	236,099	258,064	251,612
Real Estate	135,751	140,569	113,406
Listed Equities	132,113	122,572	116,954
Non-Oaktree funds	72,326	70,983	70,551
Investments in companies	25,188	29,962	19,621
Total corporate investments – Non-GAAP	1,543,966	1,547,125	1,371,978
Adjustments (1)	19,031	3,802	(12,711)
Total corporate investments – Oaktree and operating subsidiaries	1,562,997	1,550,927	1,359,267
Eliminations	(546,919)	(493,433)	(323,029)
Total corporate investments – Consolidated	$1,016,078	$1,057,494	$1,036,238

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of June 30, 2017, we had $1.2 billion of cash and U.S. Treasury and time deposit securities, and $746 million in outstanding debt, which included no borrowings outstanding against our $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $1.5 billion as of June 30, 2017.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of June 30, 2017, corporate investments of $1.5 billion included unrealized investment income proceeds of $384 million, of which $172 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
We use distributable earnings, which is derived from ANI, to assess performance and assist in the determination of equity distributions from the Operating Group. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. Additionally, DoubleLine’s corporate distributions to us may vary in length of period covered.  For example, the quarterly distributions made in the second and fourth quarters typically have covered two and four months of activity, respectively. The distribution amount for any given period is likely to vary materially due to these and other factors.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are discussed below.
Operating Activities
Net cash used in operating activities was $73.7 million and $240.5 million in the first six months of 2017 and 2016, respectively. These amounts principally reflected net purchases of securities of the consolidated funds of $540.7 million and $413.3 million for the first six months of 2017 and 2016, respectively, partially offset by net income in each respective period.
Investing Activities
Net cash provided by investing activities was $299.4 million and $67.7 million in the first six months of 2017 and 2016, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and time deposit securities included net proceeds of $202.6 million and net purchases of $23.1 million for the first six months of 2017 and 2016, respectively. Corporate investments in funds and companies of $22.8 million and $37.2 million for the first six months of 2017 and 2016, respectively, consisted of the following:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Funds	$196,472	$96,059
Eliminated in consolidation	(173,673)	(58,831)
Total investments	$22,799	$37,228

Distributions and proceeds from corporate investments in funds and companies of $133.7 million and $132.2 million for the first six months of 2017 and 2016, respectively, consisted of the following:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Funds	$156,764	$168,212
Eliminated in consolidation	(23,111)	(36,053)
Total proceeds	$133,653	$132,159

Purchases of fixed assets were $14.0 million and $4.2 million for the first six months of 2017 and 2016, respectively.
Financing Activities
Financing activities provided $1.2 million and $178.7 million of cash in the first six months of 2017 and 2016, respectively. For the first six months of 2017 and 2016, respectively, financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $63.1 million and $40.7 million; (b) net borrowings on credit facilities of the consolidated funds of $228.8 million and net repayments of $36.0 million; (c) distributions to unitholders of $240.4 million and $179.7 million; (d) net unit purchases of $9.7 million and $10.3 million; and (e) payments for debt issuance costs of $3.7 million and $8.8 million. The first six months of 2017 included proceeds from refinancing CLO debt obligations of $1,208.9 million and repayments of $1,243.4 million. The first six months of 2016 included proceeds from the issuance of CLO debt obligations of $426.3 million and the maturity of $50.0 million in senior notes.
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
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan (the “Term Loan”), of which $100 million was repaid in July 2016, and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extended the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of June 30, 2017, we had no outstanding borrowings under our $500 million revolving credit facility.
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
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of June 30, 2017, we were required to maintain approximately $132.5 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of June 30, 2017, future payments of this nature were estimated to aggregate $33.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering and $71.3 million over the period ending approximately in 2034 with respect to our initial public offering.
In May 2013, we issued and sold 8,050,000 Class A units in a public offering (the “May 2013 Offering”), resulting in $419.9 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in the May 2013 Offering, and we used the net proceeds from the May 2013 Offering to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the May 2013 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $134.4 million and an associated liability of $114.2 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $20.2 million. As of June 30, 2017, future payments with respect to the May 2013 Offering were estimated to aggregate $99.0 million over the period ending approximately in 2035.
In March 2014, we issued and sold 5,000,000 Class A units in a public offering (the “March 2014 Offering”), resulting in $296.7 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2014 Offering. The proceeds from the March 2014 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of our senior management. The exchange of OCGH units in connection with the March 2014 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $94.2 million and an associated liability of $80.0 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $14.1 million. As of June 30, 2017, future payments with respect to the March 2014 Offering were estimated to aggregate $74.5 million over the period ending approximately in 2036.
In March 2015, we issued and sold 4,600,000 Class A units in a public offering (the “March 2015 Offering”), resulting in $237.8 million in proceeds to us. We did not retain any proceeds from the sale of Class A units in the March 2015 Offering. The proceeds from the March 2015 Offering were used to acquire interests in our business from certain Oaktree directors, employees and other investors, including certain senior executives and other members of the Company’s senior management. The exchange of OCGH units in connection with the March 2015 Offering resulted in increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. As a result, we recorded a deferred tax asset of $73.5 million and an associated liability of $62.5 million for payments to OCGH unitholders under the tax receivable agreement, which together increased capital by $11.0 million. As of June 30, 2017, future payments with respect to the March 2015 Offering were estimated to aggregate $62.7 million over the period ending approximately in 2037.
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2017.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2017:

	Last Six Months of 2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$3,415	$30,154	$32,408	$72,045	$138,022
Debt obligations payable (2)	—	250,000	150,000	350,000	750,000
Interest obligations on debt (3)	16,915	70,597	32,374	95,050	214,936
Tax receivable agreement	20,677	43,757	47,879	228,653	340,966
Contingent consideration (4)	24,029	—	—	—	24,029
Commitments to Oaktree and third-party funds (5)	460,434	—	—	—	460,434
Subtotal	525,470	394,508	262,661	745,748	1,928,387
Consolidated Funds:
Debt obligations payable (2)	254,000	—	—	488,998	742,998
Interest obligations on debt (3)	8,057	26,358	26,358	78,399	139,172
Debt obligations of CLOs (2)	—	24,129	—	3,099,250	3,123,379
Interest on debt obligations of CLOs (3)	36,505	145,126	144,275	484,294	810,200
Commitments to fund investments (6)	11,312	—	—	—	11,312
Total	$835,344	$590,121	$433,294	$4,896,689	$6,755,448

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

(4)
This represents the undiscounted contingent consideration obligation as of June 30, 2017 related to the 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2017 column.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2017.
As of June 30, 2017, none of the incentive income we had recognized was subject to clawback by the funds.
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
The table below summarizes the investments and other financial instruments, net of debt obligations, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of June 30, 2017:	Level I	Level II	Level III	Total

Closed-end funds	$6,379	$980,629	$184,801	$1,171,809
Open-end funds	1,782	227,542	16,317	245,641
Evergreen funds	139,636	324	867	140,827
Total	$147,797	$1,208,495	$201,985	$1,558,277

As of December 31, 2016:
Closed-end funds	$6,078	$320,688	$242,961	$569,727
Open-end funds	37,608	59,832	—	97,440
Evergreen funds	44,660	(941)	1,393	45,112
Total	$88,346	$379,579	$244,354	$712,279

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2017, we had investments, at fair value of $4.7 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $474.0 million. Of this decline, approximately $178.0 million would impact net income attributable to Oaktree Capital

Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before the consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the six months ended June 30, 2017 and 2016, NAV-based management fees represented approximately 32% and 29%, respectively, of total management fees. Based on investments held as of June 30, 2017, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.1 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Incentive Income (before the consolidation of funds)
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds, generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds, generally occurs as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks or hurdle rates. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income may in part be indirect. Thus the effect on incentive income of a 10% decline in market values is not readily quantifiable. A decline in market values would be expected to cause a decline in incentive income.
Impact on Investment Income (before the consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2017, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $284.6 million decrease in the amount of investment income. The estimated decline of $284.6 million is greater than 10% of the June 30, 2017 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the six months ended June 30, 2017, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $4.9 million;

•	our operating expenses would have increased by $6.1 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.7 million; and

•	our income tax expense would have decreased by $0.2 million.
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
Interest-rate Risk
As of June 30, 2017, Oaktree and its operating subsidiaries had $746 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of June 30, 2017, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $1.2 billion of aggregate cash and U.S. Treasury and time deposit securities as of June 30, 2017, we estimate that Oaktree and its operating subsidiaries would generate an additional $11.6 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2017, $3.8 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $36.2 million in the event interest rates were to increase by 100 basis points.
As credit-oriented investors, we are also subject to interest-rate risk through the securities we hold in our consolidated funds. A 100-basis point increase in interest rates would be expected to negatively affect prices of securities that accrue interest income at fixed rates and therefore negatively impact the net change in unrealized appreciation (depreciation) on consolidated funds’ investments. The actual impact is dependent on the average duration of such holdings. Conversely, securities that accrue interest at variable rates would be expected to benefit from a 100-basis point increase in interest rates because these securities would generate higher levels of current income and therefore positively impact interest and dividend income. In cases where our funds pay management fees based on NAV, we would expect our management fees to experience a change in direction and magnitude corresponding to that experienced by the underlying portfolios.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal Actions” in note 15 to our condensed consolidated financial statements included elsewhere in this quarterly report, which section is incorporated herein by reference. Also, please see “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation in the United States and abroad affects our activities and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations” in our annual report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued.  Accordingly, we issued 225,000 Class B units to OCGH on April 26, 2017 and 250,000 Class B units to OCGH on June 28, 2017, which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of June 30, 2017
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)	TBD	—	$8,872	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	68	34	514	79	1,673	3,375	—	100	1,273	48.8%	29.3%	1.6x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	330	763	4,633	4,597	—	—	5,695	4.7	2.0	1.1
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	613	1,559	1,746	1,924	52	—	2,216	7.6	4.7	1.3
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	570	1,321	354	343	16	—	274	13.5	11.1	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,376	5,412	1,472	1,344	165	297	932	12.8	8.9	1.6
Special Account A	Nov. 2008	Oct. 2012	253	nm	100	307	493	67	52	50	10	—	28.1	22.8	2.3
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	8,931	17,743	1,032	881	1,534	201	—	21.9	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,471	4,742	327	591	85	—	473	10.3	7.5	1.5
Legacy funds (8).	Various	Various	12,495	nm	100	10,454	22,912	37	—	1,555	8	—	23.6	18.5	1.9
													22.0%	16.2%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII (9)(10)	Jan. 2016	Jan. 2020	$2,921	50%	10%	$59	$132	$219	$2,512	$—	$11	$173	nm	nm	1.5x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,175	1,342	2,510	1,925	22	205	2,053	16.1%	10.7%	1.5
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	974	1,765	492	262	73	113	13	17.6	13.0	1.8
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	200	342	122	59	4	16	48	15.0	13.0	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	395	753	92	64	57	18	—	16.0	10.9	2.0
Legacy funds (8).	Various	Various	2,341	nm	99	2,011	4,316	12	—	231	2	—	15.2	11.9	1.9
													15.5%	11.9%
Real Estate Debt
Oaktree Real Estate Debt Fund II (9)(11)	Mar. 2017	Mar. 2020	$773	41%	5%	$—	$—	$36	$309	$—	$—	$37	nm	nm	1.1x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	59	135	479	308	594	6	14	203	26.7%	20.2%	1.3
Oaktree PPIP Fund (12) .	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Real Estate Value-Add
Special Account G (9)(11)	Oct. 2016	Oct. 2020	$615	40%	40%	$8	$19	$232	$237	$—	$—	$235	nm	nm	1.1x

European Principal (13)
Oaktree European Principal Fund IV (7)(9)(14)	TBD	—	€1,112	21%	3%	€(9)	€—	€22	€307	€—	€—	€32	nm	nm	1.0x
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	nm	85	€1,915	€798	€3,866	€2,682	€—	€372	€2,805	19.6%	13.2%	1.8
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	nm	100	€442	€1,867	€307	€794	€29	€—	€688	8.8	4.8	1.4
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.6%	9.1%

			As of June 30, 2017
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
European Private Debt (13)
Oaktree European Capital Solutions Fund (7)(11)	Dec. 2015	Dec. 2018	€703	41%	32%	€7	€89	€134	€160	€—	€—	€136	8.7%	5.6%	1.1x
Oaktree European Dislocation Fund	Oct. 2013	Oct. 2016	€294	nm	57	€37	€161	€58	€73	€2	€4	€38	21.5	15.3	1.2
Special Account E	Oct. 2013	Apr. 2015	€379	nm	69	€60	€253	€68	€78	€4	€5	€47	14.4	11.1	1.3
													15.3%	11.2%
Special Situations (15)
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	$1,377	75%	38%	$133	$99	$551	$1,244	$—	$26	$446	52.7%	28.4%	1.4x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$431	$1,592	$1,425	$1,689	$50	$—	$2,103	7.5%	3.3%	1.3x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	206	405	261	286	21	—	266	11.1	7.8	1.6
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	3,183	5,888	623	538	450	171	—	12.8	9.4	2.1
Legacy funds (8).	Various	Various	3,701	nm	100	2,717	6,397	21	—	236	4	—	14.4	11.1	1.8
													13.2%	9.5%
Power Opportunities
Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	$1,106	53%	45%	$14	$1	$514	$1,078	$—	$—	$534	12.2%	3.3%	1.1x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	66	410	581	527	418	24	55	317	21.5	13.3	1.7
OCM/GFI Power Opportunities Fund II	Nov. 2004	Nov. 2009	1,021	nm	53	1,439	1,982	—	—	100	—	—	76.1	58.8	3.8
OCM/GFI Power Opportunities Fund	Nov. 1999	Nov. 2004	449	nm	85	251	634	—	—	23	—	—	20.1	13.1	1.8
													34.6%	26.3%
Infrastructure Investing
Highstar Capital IV (16).	Nov. 2010	Nov. 2016	$2,000	nm	100%	$455	$476	$2,150	$1,372	$—	$4	$2,214	14.1%	8.3%	1.4x

U.S. Private Debt (17)
Oaktree Mezzanine Fund IV (11)	Oct. 2014	Oct. 2019	$852	58%	53%	$56	$68	$442	$420	$—	$8	$430	12.2%	8.6%	1.1x
Oaktree Mezzanine Fund III (18).	Dec. 2009	Dec. 2014	1,592	nm	89	414	1,502	335	339	15	23	302	15.0	10.4 / 8.4	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	498	1,504	101	—	—	—	160	11.0	7.5	1.6
OCM Mezzanine Fund (19).	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.1%	8.7%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund (20)	Sep. 2013	Sep. 2017	$384	75%	75%	$83	$1	$371	$222	$—	$15	$343	15.1%	9.7%	1.3x
Special Account F	Jan. 2014	Jan. 2018	253	96	96	56	105	193	191	—	11	172	14.5	10.1	1.3
									31,535	(13)	1,747	(13)	14.8%	9.9%
							Other (21)		7,993		7
							Total (22)		$39,528		$1,754

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings, if any, outstanding, under a fund-level credit facility where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended June 30, 2017 was $1.2 billion.

(3)	Accrued incentives (fund level) exclude non-GAAP incentive income previously recognized.

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

(7)
Fund data include the performance of the main fund and any associated fund-of-one accounts, except the gross and net IRRs presented reflect only the performance of the main fund. Certain fund-of-one accounts pay management fees based on cost basis, rather than committed capital.

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

(9)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through June 30, 2017 was less than 18 months.

(10)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(11)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of June 30, 2017 management fee-generating AUM included only that portion of committed capital that had been drawn.

(12)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(13)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the June 30, 2017 spot rate of $1.14.

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

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of June 30, 2017, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) amount shown for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(17)	Effective April 2017, the Mezzanine Finance strategy was renamed U.S. Private Debt, and includes our Mezzanine Finance and Direct Lending funds.

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

(20)
In the third quarter of 2016, the investment period for Oaktree Emerging Market Opportunities Fund was extended for a one year period until September 2017. However, management fees stepped down to the post-investment period basis effective October 1, 2016.

(21)	This includes our closed-end Senior Loan funds, CLOs, a non-Oaktree fund and certain separate accounts and co-investments.

(22)
The total excludes two closed-end funds with management fee-generating AUM aggregating $463 million as of June 30, 2017, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of June 30, 2017	Twelve Months Ended June 30, 2017			Since Inception through June 30, 2017
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$17,172	10.4%	9.9%	12.0%	9.3%	8.8%	8.4%	0.81	0.57
Global High Yield Bonds	2010	4,501	12.0	11.5	12.6	7.6	7.1	7.2	1.18	1.14
European High Yield Bonds	1999	1,073	11.0	10.4	11.9	8.2	7.6	6.4	0.72	0.46
U.S. Convertibles	1987	2,935	11.8	11.2	16.8	9.3	8.8	8.2	0.49	0.37
Non-U.S. Convertibles	1994	1,443	10.2	9.6	6.9	8.4	7.8	5.6	0.79	0.41
High Income Convertibles	1989	975	11.6	10.7	12.3	11.4	10.5	8.2	1.07	0.61
U.S. Senior Loans	2008	1,764	8.6	8.0	7.5	6.1	5.6	5.3	1.11	0.66
European Senior Loans	2009	1,718	6.0	5.4	6.3	8.2	7.6	8.8	1.72	1.72
Emerging Markets Equities	2011	3,575	30.4	29.4	23.7	1.3	0.5	0.3	0.06	0.01
Other		273
Total		$35,429

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

Evergreen Funds

		As of June 30, 2017				Twelve Months Ended June 30, 2017		Since Inception through June 30, 2017
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	2012	$3,050	$2,562	$10		16.2%	12.8%	9.0%	6.5%
Value Opportunities	2007	1,126	1,059	—	(3)	14.3	12.6	9.3	5.5
Emerging Markets Debt Total Return (4)	2015	423	378	1		21.4	16.8	16.0	12.5
Value Equities (5)	2012	404	379	5		44.0	36.6	20.2	14.7
			4,378	16
Other (6)			472	6
Restructured funds			—	4
Total (2)			$4,850	$26

(1)	Returns represent time-weighted rates of return.

(2)	Includes two closed-end funds with an aggregate $439 million and $463 million of AUM and management fee-generating AUM, respectively.

(3)	As of June 30, 2017, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $37 million for Value Opportunities.

(4)	The rates of return reflect the performance of a composite of accounts, including a single account with a December 2014 inception date.

(5)	Includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.

(6)	Includes the Emerging Markets Absolute Return strategy and certain evergreen separate accounts in the Real Estate Debt and Emerging Markets Opportunities strategies.

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
Date: August 4, 2017

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

10.1*
Second Amended and Restated Employment Agreement by and among the Registrant, Oaktree Capital Management, L.P. and Jay S. Wintrob dated April 26, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 5, 2017).

10.2*
Second Amended and Restated Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan by and among Oaktree Capital Group Holdings, L.P., Oaktree Capital Group Holdings GP, LLC and Jay S. Wintrob effective as of April 26, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 5, 2017).

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