Form 10-Q
period 2017-09-30
Oaktree Capital Group, LLC
filed 2017-11-03
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of October 30, 2017, there were 64,603,505 Class A units and 91,682,408 Class B units of the registrant outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2017	December 31, 2016
Assets
Cash and cash-equivalents	$705,121	$291,470
U.S. Treasury and other securities	324,478	757,578
Corporate investments (includes $120,291 and $107,591 measured at fair value as of September 30, 2017 and December 31, 2016, respectively)	1,054,987	1,123,732
Due from affiliates	147,370	208,643
Deferred tax assets	405,042	404,614
Other assets	251,686	237,466
Assets of consolidated funds:
Cash and cash-equivalents	530,929	667,730
Investments, at fair value	5,195,525	3,808,234
Dividends and interest receivable	17,079	15,297
Due from brokers	53,512	98,746
Receivable for securities sold	180,638	34,932
Derivative assets, at fair value	312	357
Other assets	220	311
Total assets	$8,866,899	$7,649,110
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$205,911	$284,510
Accounts payable, accrued expenses and other liabilities	174,485	150,596
Due to affiliates	342,226	346,543
Debt obligations	746,556	745,897
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	20,381	11,689
Payables for securities purchased	663,089	291,182
Securities sold short, at fair value	74,228	41,016
Derivative liabilities, at fair value	337	1,086
Distributions payable	8,079	9,207
Borrowings under credit facilities	861,871	483,956
Debt obligations of CLOs	3,151,113	3,054,210
Total liabilities	6,248,276	5,419,892
Commitments and contingencies (Note 15)
Non-controlling redeemable interests in consolidated funds	609,354	344,047
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 64,605,465 and 63,032,276 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Class B units, no par value, unlimited units authorized, 91,682,408 and 91,758,067 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Paid-in capital	773,736	749,618
Retained earnings	102,892	54,494
Accumulated other comprehensive income (loss)	(1,184)	1,793
Class A unitholders’ capital	875,444	805,905
Non-controlling interests in consolidated subsidiaries	1,104,921	1,050,319
Non-controlling interests in consolidated funds	28,904	28,947
Total unitholders’ capital	2,009,269	1,885,171
Total liabilities and unitholders’ capital	$8,866,899	$7,649,110

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Management fees	$181,312	$190,974	$542,268	$584,542
Incentive income	53,720	99,256	616,404	242,894
Total revenues	235,032	290,230	1,158,672	827,436
Expenses:
Compensation and benefits	(98,224)	(97,552)	(304,713)	(308,959)
Equity-based compensation	(15,828)	(19,838)	(45,529)	(48,460)
Incentive income compensation	(26,362)	(47,385)	(327,526)	(92,653)
Total compensation and benefits expense	(140,414)	(164,775)	(677,768)	(450,072)
General and administrative	(24,096)	(32,252)	(90,703)	(113,032)
Depreciation and amortization	(3,037)	(3,867)	(9,865)	(12,076)
Consolidated fund expenses	(2,226)	(1,445)	(7,425)	(3,991)
Total expenses	(169,773)	(202,339)	(785,761)	(579,171)
Other income (loss):
Interest expense	(35,776)	(32,414)	(128,797)	(86,849)
Interest and dividend income	55,218	46,817	155,092	120,225
Net realized gain (loss) on consolidated funds’ investments	3,392	(1,436)	1,755	8,647
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	3,662	10,231	56,793	(15,742)
Investment income	51,061	65,758	150,618	136,205
Other income (expense), net	5,418	543	14,979	11,892
Total other income	82,975	89,499	250,440	174,378
Income before income taxes	148,234	177,390	623,351	422,643
Income taxes	(13,857)	(8,567)	(31,700)	(29,818)
Net income	134,377	168,823	591,651	392,825
Less:
Net income attributable to non-controlling interests in consolidated funds	(9,990)	(13,243)	(23,543)	(15,618)
Net income attributable to non-controlling interests in consolidated subsidiaries	(78,546)	(97,283)	(350,028)	(241,785)
Net income attributable to Oaktree Capital Group, LLC	$45,841	$58,297	$218,080	$135,422
Distributions declared per Class A unit	$1.31	$0.58	$2.65	$1.60
Net income per unit (basic and diluted):
Net income per Class A unit	$0.71	$0.93	$3.41	$2.17
Weighted average number of Class A units outstanding	64,394	62,755	63,875	62,424

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

Three Months Ended September 30, 2017	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$45,841	$78,546	$9,990	$134,377
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(708)	(985)	—	(1,693)
Other comprehensive loss, net of tax	(708)	(985)	—	(1,693)
Total comprehensive income	45,133	77,561	9,990	132,684
Less: Comprehensive income attributable to non-controlling interests	—	(77,561)	(9,990)	(87,551)
Comprehensive income attributable to Oaktree Capital Group, LLC	$45,133	$—	$—	$45,133
Three Months Ended September 30, 2016
Net income	$58,297	$97,283	$13,243	$168,823
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(109)	(163)	—	(272)
Unrealized gain on interest-rate swap designated as cash-flow hedge	151	223	—	374
Other comprehensive income, net of tax	42	60	—	102
Total comprehensive income	58,339	97,343	13,243	168,925
Less: Comprehensive income attributable to non-controlling interests	—	(97,343)	(13,243)	(110,586)
Comprehensive income attributable to Oaktree Capital Group, LLC	$58,339	$—	$—	$58,339

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited) — (Continued)
(in thousands)

Nine Months Ended September 30, 2017	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$218,080	$350,028	$23,543	$591,651
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,001)	(4,346)	—	(7,347)
Unrealized gain on interest-rate swap designated as cash-flow hedge	24	36	—	60
Other comprehensive loss, net of tax	(2,977)	(4,310)	—	(7,287)
Total comprehensive income	215,103	345,718	23,543	584,364
Less: Comprehensive income attributable to non-controlling interests	—	(345,718)	(23,543)	(369,261)
Comprehensive income attributable to Oaktree Capital Group, LLC	$215,103	$—	$—	$215,103
Nine Months Ended September 30, 2016
Net income	$135,422	$241,785	$15,618	$392,825
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,337	1,972	—	3,309
Unrealized gain on interest-rate swap designated as cash-flow hedge	230	339	—	569
Other comprehensive income, net of tax	1,567	2,311	—	3,878
Total comprehensive income	136,989	244,096	15,618	396,703
Less: Comprehensive income attributable to non-controlling interests	—	(244,096)	(15,618)	(259,714)
Comprehensive income attributable to Oaktree Capital Group, LLC	$136,989	$—	$—	$136,989

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$591,651	$392,825
Adjustments to reconcile net income to net cash used in operating activities:
Investment income	(150,618)	(136,205)
Depreciation and amortization	9,865	12,076
Equity-based compensation	45,529	48,460
Net realized and unrealized (gain) loss from consolidated funds’ investments	(58,548)	7,095
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(2,926)	(5,674)
Income distributions from corporate investments in funds and companies	132,385	85,342
Other non-cash items	779	5,246
Cash flows due to changes in operating assets and liabilities:
Decrease in other assets	6,161	32,268
Increase (decrease) in net due to affiliates	56,956	(35,138)
Decrease in accrued compensation expense	(79,447)	(104,462)
Increase in accounts payable, accrued expenses and other liabilities	18,694	54,318
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(386)	(3,191)
Decrease in due from brokers	45,234	80,271
Increase in receivables for securities sold	(142,086)	(24,895)
(Increase) decrease in other assets	91	(509)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,442	(870)
Increase in payables for securities purchased	347,416	180,712
Purchases of securities	(3,847,188)	(2,554,034)
Proceeds from maturities and sales of securities	2,784,686	1,762,068
Net cash used in operating activities	(238,310)	(204,297)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(422,820)	(633,124)
Proceeds from maturities and sales of U.S. Treasury and other securities	855,993	618,014
Corporate investments in funds and companies	(75,316)	(50,807)
Distributions and proceeds from corporate investments in funds and companies	163,951	175,008
Purchases of fixed assets	(27,036)	(67,599)
Proceeds from sale of fixed assets	5,048	—
Net cash provided by investing activities	499,820	41,492

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$100,000
Payment of debt issuance costs	—	(1,310)
Repayment of debt obligations	—	(150,000)
Repurchase and cancellation of units	(11,470)	(11,504)
Distributions to Class A unitholders	(170,034)	(100,395)
Distributions to OCGH unitholders	(296,240)	(181,642)
Distributions to non-controlling interests	(3,617)	(5,293)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	210,964	116,896
Distributions to non-controlling interests	(41,197)	(54,278)
Proceeds from debt obligations issued by CLOs	1,218,737	426,292
Payment of debt issuance costs	(7,782)	(7,974)
Repayment on debt obligations issued by CLOs	(1,244,698)	—
Borrowings on credit facilities	702,100	389,836
Repayments on credit facilities	(367,444)	(208,330)
Net cash provided by (used in) financing activities	(10,681)	312,298
Effect of exchange rate changes on cash	26,021	(6,315)
Net increase in cash and cash-equivalents	276,850	143,178
Cash and cash-equivalents, beginning balance	959,200	3,331,102
Change in cash and cash-equivalents from adoption of accounting guidance	—	(2,712,190)
Cash and cash-equivalents, ending balance	$1,236,050	$762,090

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2016	63,032	91,758	$749,618	$54,494	$1,793	$1,050,319	$28,947	$1,885,171
Activity for the nine months ended September 30, 2017:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(352)	352	—	—	—	—
Issuance of units	1,800	524	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(21)	—	—	—	—	—	—	—
Cancellation of units	—	(515)	—	—	—	—	—	—
Repurchase and cancellation of units	(206)	(85)	(8,454)	—	—	(3,016)	—	(11,470)
Equity reallocation between controlling and non-controlling interests	—	—	14,581	—	—	(14,581)	—	—
Capital increase related to equity-based compensation	—	—	18,343	—	—	26,338	—	44,681
Distributions declared	—	—	—	(170,034)	—	(299,857)	(1,791)	(471,682)
Net income	—	—	—	218,080	—	350,028	1,748	569,856
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,001)	(4,346)	—	(7,347)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	24	36	—	60
Unitholders’ capital as of September 30, 2017	64,605	91,682	$773,736	$102,892	$(1,184)	$1,104,921	$28,904	$2,009,269

Unitholders’ capital as of December 31, 2015	61,970	91,938	$735,166	$—	$(1,216)	$1,043,930	$30,214	$1,808,094
Activity for the nine months ended September 30, 2016:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(12,912)	—	—	(109,709)	—	(122,621)
Issuance of units	1,240	630	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(51)	(111)	—	—	—	—	—	—
Cancellation of units	—	(110)	—	—	—	—	—	—
Repurchase and cancellation of units	(245)	(308)	(11,191)	—	—	(313)	—	(11,504)
Equity reallocation between controlling and non-controlling interests	—	—	11,892	—	—	(11,892)	—	—
Capital increase related to equity-based compensation	—	—	19,488	—	—	28,759	—	48,247
Distributions declared	—	—	(1,350)	(99,045)	—	(186,935)	(2,584)	(289,914)
Net income	—	—	—	135,422	—	241,785	1,368	378,575
Foreign currency translation adjustment, net of tax	—	—	—	—	1,337	1,972	—	3,309
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	230	339	—	569
Unitholders’ capital as of September 30, 2016	62,914	92,039	$741,093	$36,377	$351	$1,007,936	$28,998	$1,814,755

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017
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
September 30, 2017
($ in thousands, except where noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Policies of the Company
Consolidation
The Company consolidates entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a variable interest entity (“VIE”) if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. The Company consolidates those VIEs in which it is the primary beneficiary. An entity is deemed to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-based fees), would give it a controlling financial interest. A decision maker’s fee arrangement is not considered a variable interest if (a) it is compensation for services provided, commensurate with the level of effort required to provide those services, and part of a compensation arrangement that includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length (“at-market”), and (b) the decision maker does not hold any other variable interests that absorb more than an insignificant amount of the potential VIE’s expected residual returns.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. The Company does not consolidate most of the Oaktree funds because it is not the primary beneficiary of those funds due to the fact that its fee arrangements are considered at-market and thus not deemed to be variable interests, and it does not hold any other interests in those funds that are considered to be more than insignificant. Please see note 3 for more information regarding both consolidated and unconsolidated VIEs. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model.
“Consolidated funds” refers to Oaktree-managed funds and CLOs that the Company is required to consolidate. When funds or CLOs are consolidated, the Company reflects the assets, liabilities, revenues, expenses and cash flows of the funds or CLOs on a gross basis, and the majority of the economic interests in those funds or CLOs, which are held by third-party investors, are reflected as non-controlling interests in consolidated funds or debt obligations of CLOs in the condensed consolidated financial statements. All of the revenues earned by the Company as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to the Company.
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
September 30, 2017
($ in thousands, except where noted)

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
The Company’s acquired identifiable intangible assets primarily relate to contractual rights to earn future management fees and incentive income. Finite-lived intangible assets are amortized over their estimated useful lives, which range from three to seven years, and are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.
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
September 30, 2017
($ in thousands, except where noted)

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
September 30, 2017
($ in thousands, except where noted)

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
September 30, 2017
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
Recent Accounting Developments
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for goodwill impairments by eliminating step 2 of the goodwill impairment test. This step currently requires an entity to perform a hypothetical purchase price allocation to derive the implied fair value of goodwill. Under the new guidance, an impairment loss is recognized if the carrying value of a reporting unit exceeds its fair value. The impairment loss would equal the amount of that excess, limited to the total amount of goodwill. All other goodwill impairment guidance remains largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance is effective for the Company in the first quarter of 2020 on a prospective basis, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on the consolidated financial statements.
In January 2017, the FASB issued guidance that amends the definition of a business. The guidance provides a framework to help determine whether a transaction involves an asset or a business. In general, if

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

substantially all of the gross assets acquired or disposed of are concentrated in a single identifiable asset or group of similar identifiable assets, the transaction is deemed to not involve a business. This framework is expected to reduce the number of transactions that an entity must further evaluate to determine whether they are business combinations or asset acquisitions. The definition of a business may also affect other aspects of accounting, such as goodwill impairment or consolidation. The Company adopted this guidance in the second quarter of 2017, with no impact on the consolidated financial statements.
In October 2016, the FASB amended the consolidation guidance with respect to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. Under the guidance, a reporting entity considers its indirect economic interests in a VIE held through related parties that are under common control on a proportionate basis, consistent with the way it would evaluate its indirect economic interests held through related parties that are not under common control. Previously, a reporting entity’s indirect economic interests in a VIE held through related parties that are under common control were considered to be the equivalent of direct interests in their entirety. The Company adopted this guidance in the first quarter of 2017, with no impact on the consolidated financial statements.
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. The guidance is effective for the Company in the first quarter of 2018, generally on a retrospective basis, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on the consolidated financial statements.
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
In March 2016, the FASB issued guidance eliminating the requirement to retroactively apply the equity method of accounting when a reporting entity obtains significant influence over an investment (e.g., due to an increase in ownership) that previously had been accounted for under the cost basis or at fair value. Instead, the reporting entity would be required to apply the equity method of accounting prospectively from the date significant influence was obtained. The cost of the additional interest in the investee, if any, should be added to the current basis of the investment. The amendment also provides guidance for available-for-sale investments that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings as of the date the investment initially qualifies for the use of the equity method. The Company adopted the guidance in the first quarter of 2017 on a prospective basis, with no impact on the consolidated financial statements.
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company expects to adopt the guidance in the first quarter of 2019 under the modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company does not expect that adoption will have a material impact on the consolidated statements of operations because all of the Company’s leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a significant gross-up in total assets and total liabilities on the consolidated statements of financial position. As of September 30, 2017, the Company’s minimum lease payments under lease obligations aggregated $136.5 million.
In January 2016, the FASB issued guidance that changes the classification and measurement of financial instruments and amends certain disclosure requirements associated with the fair value of financial instruments. The amendments revise the accounting related to (a) the classification and measurement of equity investments and (b) the presentation of certain fair value changes for financial liabilities measured at fair value. Specifically, the guidance generally requires equity investments to be carried at fair value with changes flowing through net income. This requirement does not apply to equity-method investments. For financial liabilities measured at fair value, the guidance requires fair value changes attributable to instrument-specific credit risk to be presented separately in other comprehensive income, as opposed to reflecting the entire fair-value change in net income. The guidance is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on the consolidated financial statements.
In May 2014, the FASB issued guidance on revenue recognition that superseded most existing revenue recognition guidance, including industry-specific guidance. The guidance outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis. Under the guidance, revenue is recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration for which the entity expects to be entitled for that good or service. The guidance also requires qualitative and quantitative disclosures about revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, significant judgments and changes in those judgments made by management in recognizing revenue, disaggregation of revenue, and information about contract balances.  The Company expects to adopt the guidance in the first quarter of 2018 on a modified retrospective basis.  The Company currently anticipates that the most significant effect of the guidance relates to the recognition of incentive income.  The guidance requires the Company to recognize incentive income when it concludes that it is probable that significant reversals of revenue will not occur in subsequent periods.  Under current GAAP, the amount of incentive income recognized by the Company is generally limited to the amount that is not contingent on a future event. The Company is currently in the process of evaluating the effects of adoption, if any, including gross versus net presentation of revenue with respect to reimbursements.
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
Consolidated VIEs
As of September 30, 2017, the Company consolidated 20 VIEs for which it was the primary beneficiary, including 11 funds managed by Oaktree, eight CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

formed to satisfy risk retention requirements under Section 15G of the Exchange Act. One of the CLOs had not priced as of September 30, 2017. As of December 31, 2016, the Company consolidated 17 VIEs.
As of September 30, 2017, the assets and liabilities of the 19 consolidated VIEs representing funds and CLOs amounted to $5.8 billion and $4.7 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of September 30, 2017, the Company’s investments in consolidated VIEs had a carrying value of $475.8 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 9 for more information on CLO debt obligations.
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

	Carrying Value as of
	September 30, 2017	December 31, 2016

Corporate investments	$1,019,218	$1,055,227
Due from affiliates	97,852	159,714
Maximum exposure to loss	$1,117,070	$1,214,941
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

Corporate investments consisted of the following:

	As of
Corporate Investments:	September 30, 2017	December 31, 2016

Equity-method Investments:
Funds	$910,454	$981,209
Companies	24,242	34,932
Other investments, at fair value	120,291	107,591
Total corporate investments	$1,054,987	$1,123,732
The components of investment income are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Income:	2017	2016	2017	2016

Equity-method Investments:
Funds	$34,733	$47,323	$104,216	$76,542
Companies	17,441	17,767	52,164	49,556
Other investments, at fair value	(1,113)	668	(5,762)	10,107
Total investment income	$51,061	$65,758	$150,618	$136,205
Equity-method Investments
The Company’s equity-method investments include its investments in Oaktree funds for which it serves as general partner and other third-party funds and companies that are not consolidated but for which the Company is deemed to exert significant influence. The Company’s share of income or loss generated by these investments is recorded within investment income in the condensed consolidated statements of operations. The Company’s equity-method investments in Oaktree funds principally reflect the Company’s general partner interests in those funds, which typically does not exceed 2.5% in each fund. The Oaktree funds are investment companies that follow a specialized basis of accounting established by GAAP. Equity-method investments in companies include the Company’s one-fifth equity stake in DoubleLine.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below.

	As of
Statement of Financial Condition:	September 30, 2017	December 31, 2016
Assets:
Cash and cash-equivalents	$2,913,015	$3,713,045
Investments, at fair value	42,048,647	43,084,842
Other assets	2,193,194	1,994,304
Total assets	$47,154,856	$48,792,191
Liabilities and Capital:
Debt obligations	$8,445,799	$7,372,063
Other liabilities	2,361,925	2,028,065
Total liabilities	10,807,724	9,400,128
Total capital	36,347,132	39,392,063
Total liabilities and capital	$47,154,856	$48,792,191

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations:	2017	2016	2017	2016
Revenues / investment income	$387,281	$607,105	$1,464,961	$1,632,204
Interest expense	(62,636)	(48,851)	(167,507)	(129,020)
Other expenses	(205,998)	(207,052)	(618,255)	(644,791)
Net realized and unrealized gain on investments	1,066,616	1,771,018	2,933,914	2,609,742
Net income	$1,185,263	$2,122,220	$3,613,113	$3,468,135
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from unconsolidated funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Realized gain (loss)	$3,697	$104	$5,252	$(2,285)
Net change in unrealized gain (loss)	(4,810)	564	(11,014)	12,392
Total gain (loss)	$(1,113)	$668	$(5,762)	$10,107

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
United States:
Debt securities:
Consumer discretionary	$742,463	$628,621	14.3%	16.5%
Consumer staples	125,829	123,395	2.4	3.2
Energy	97,887	55,655	1.9	1.5
Financials	292,701	182,685	5.6	4.8
Government	1,516	5,234	0.0	0.1
Health care	445,347	337,138	8.6	8.9
Industrials	439,609	379,122	8.5	10.0
Information technology	445,148	272,637	8.6	7.2
Materials	358,342	237,417	6.9	6.2
Telecommunication services	154,516	93,893	3.0	2.5
Utilities	112,107	76,920	2.2	2.0
Total debt securities (cost: $3,214,637 and $2,378,759 as of September 30, 2017 and December 31, 2016, respectively)	3,215,465	2,392,717	62.0	62.9
Equity securities:
Consumer discretionary	2,032	711	0.0	0.0
Energy	1,865	2,002	0.0	0.1
Financials	7,912	3,977	0.2	0.1
Health care	320	343	0.0	0.0
Industrials	406	1	0.0	0.0
Materials	138	691	0.0	0.0
Telecommunication services	268	—	0.0	—
Total equity securities (cost: $9,327 and $5,462 as of September 30, 2017 and December 31, 2016, respectively)	12,941	7,725	0.2	0.2

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Europe:
Debt securities:
Consumer discretionary	$494,501	$374,627	9.5%	9.8%
Consumer staples	102,862	92,750	2.0	2.4
Energy	6,314	13,274	0.1	0.3
Financials	28,858	13,822	0.6	0.4
Government	—	1,996	—	0.1
Health care	319,397	210,078	6.1	5.5
Industrials	145,796	54,578	2.8	1.4
Information technology	57,092	23,832	1.1	0.6
Materials	282,079	226,961	5.4	6.0
Telecommunication services	234,445	214,182	4.5	5.6
Utilities	1,540	—	0.0	—
Total debt securities (cost: $1,663,145 and $1,214,068 as of September 30, 2017 and December 31, 2016, respectively)	1,672,884	1,226,100	32.1	32.1
Equity securities:
Energy	3,032	—	0.1%	—
Financials	4,081	1,605	0.1	0.0
Health care	635	—	0.0	—
Materials	4,067	—	0.1	—
Total equity securities (cost: $9,278 and $1,494 as of September 30, 2017 and December 31, 2016, respectively)	11,815	1,605	0.3	0.0
Asia and other:
Debt securities:
Consumer discretionary	2,720	3,145	0.1	0.1
Consumer staples	2,238	5,994	0.0	0.2
Energy	5,022	9,570	0.1	0.3
Financials	4,305	—	0.1	—
Government	—	1,506	—	0.0
Health care	1,185	1,245	0.0	0.0
Industrials	18,119	15,450	0.3	0.4
Information technology	447	409	0.0	0.0
Materials	8,013	10,245	0.2	0.3
Telecommunication services	15,571	4,809	0.3	0.1
Utilities	—	928	—	0.0
Total debt securities (cost: $59,156 and $57,400 as of September 30, 2017 and December 31, 2016, respectively)	57,620	53,301	1.1	1.4

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Asia and other:
Equity securities:
Consumer discretionary	$17,337	$7,639	0.3%	0.2%
Consumer staples	6,837	3,786	0.1	0.1
Energy	5,731	6,978	0.1	0.2
Financials	104,569	44,328	2.0	1.2
Industrials	45,173	21,564	0.9	0.6
Information technology	20,948	16,642	0.4	0.4
Materials	17,744	19,697	0.3	0.5
Telecommunication services	3,316	4,296	0.1	0.1
Utilities	3,145	1,856	0.1	0.1
Total equity securities (cost: $203,465 and $118,292 as of September 30, 2017 and December 31, 2016, respectively)	224,800	126,786	4.3	3.4
Total debt securities	4,945,969	3,672,118	95.2	96.4
Total equity securities	249,556	136,116	4.8	3.6
Total investments, at fair value	$5,195,525	$3,808,234	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $71,554 and $41,541 as of September 30, 2017 and December 31, 2016, respectively)	$(74,228)	$(41,016)
As of September 30, 2017 and December 31, 2016, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended September 30,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$3,839	$2,012	$1,267	$56,490
CLO liabilities (1)	—	1,595	—	(46,553)
Foreign-currency forward contracts (2)	(555)	200	368	(465)
Total-return and interest-rate swaps (2)	70	(185)	(2,395)	683
Options and futures (2)	38	40	(676)	76
Total	$3,392	$3,662	$(1,436)	$10,231

	Nine Months Ended September 30,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$6,075	$10,941	$13,589	$83,913
CLO liabilities (1)	—	44,943	—	(98,927)
Foreign-currency forward contracts (2)	(945)	(210)	(132)	(8)
Total-return and interest-rate swaps (2)	(1,398)	813	(3,285)	(713)
Options and futures (2)	(1,977)	306	(1,525)	(7)
Total	$1,755	$56,793	$8,647	$(15,742)

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 6 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
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

	As of September 30, 2017				As of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$324,478	$—	$—	$324,478	$757,578	$—	$—	$757,578
Corporate investments	—	52,670	75,640	128,310	—	27,551	74,663	102,214
Foreign-currency forward contracts (2)	—	4,391	—	4,391	—	16,142	—	16,142
Total assets	$324,478	$57,061	$75,640	$457,179	$757,578	$43,693	$74,663	$875,934

Liabilities
Contingent consideration (3)	$—	$—	$(19,108)	$(19,108)	$—	$—	$(23,567)	$(23,567)
Foreign-currency forward contracts (4)	—	(18,311)	—	(18,311)	—	(7,805)	—	(7,805)
Interest-rate swaps (3)	—	—	—	—	—	(60)	—	(60)
Total liabilities	$—	$(18,311)	$(19,108)	$(37,419)	$—	$(7,865)	$(23,567)	$(31,432)

(1)	Carrying value approximates fair value due to the short-term nature.

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

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $8,019 as of September 30, 2017, which is included within corporate investments in the condensed consolidated statements of financial condition.

There were no transfers between Level I and Level II positions for the nine months ended September 30, 2017 and 2016.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended September 30,
	2017		2016
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$77,657	$(24,029)	$26,581	$(24,995)
Contributions or additions	5	—	—	—
Distributions	(5,482)	—	—	—
Net gain (loss) included in earnings	3,460	4,921	808	1,254
Ending balance	$75,640	$(19,108)	$27,389	$(23,741)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(239)	$4,921	$808	$1,254

	Nine Months Ended September 30,
	2017		2016
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$74,663	$(23,567)	$25,750	$(28,494)
Contributions or additions	209	—	—	—
Distributions	(9,052)	—	—	—
Net gain (loss) included in earnings	9,820	4,459	1,639	4,753
Ending balance	$75,640	$(19,108)	$27,389	$(23,741)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$3,788	$4,459	$1,639	$4,753
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	September 30, 2017	December 31, 2016	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$75,640	$74,663	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent consideration liability	19,108	23,567	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	36%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
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

	As of September 30, 2017				As of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$4,193,434	$164,668	$4,358,102	$—	$2,973,482	$208,868	$3,182,350
Corporate debt – all other	—	538,733	49,134	587,867	—	460,975	28,793	489,768
Equities – common stock	238,461	122	7,714	246,297	129,362	61	6,693	136,116
Equities – preferred stock	2,486	268	—	2,754	—	—	—	—
Real estate	—	—	505	505	—	—	—	—
Total investments	240,947	4,732,557	222,021	5,195,525	129,362	3,434,518	244,354	3,808,234
Derivatives:
Foreign-currency forward contracts	—	146	—	146	—	216	—	216
Options and futures	7	—	—	7	—	—	—	—
Swaps	—	159	—	159	—	141	—	141
Total derivatives	7	305	—	312	—	357	—	357
Total assets	$240,954	$4,732,862	$222,021	$5,195,837	$129,362	$3,434,875	$244,354	$3,808,591

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(3,040,449)	$—	$(3,040,449)	$—	$(2,953,880)	$—	$(2,953,880)
Subordinated notes (1)	—	(110,664)	—	(110,664)	—	(100,330)	—	(100,330)
Total CLO debt obligations	—	(3,151,113)	—	(3,151,113)	—	(3,054,210)	—	(3,054,210)
Securities sold short:
Equity securities	(74,228)	—	—	(74,228)	(41,016)	—	—	(41,016)
Derivatives:
Foreign-currency forward contracts	—	(299)	—	(299)	—	(4)	—	(4)
Options and futures	(29)	—	—	(29)	—	—	—	—
Swaps	—	(9)	—	(9)	—	(1,082)	—	(1,082)
Total derivatives	(29)	(308)	—	(337)	—	(1,086)	—	(1,086)
Total liabilities	$(74,257)	$(3,151,421)	$—	$(3,225,678)	$(41,016)	$(3,055,296)	$—	$(3,096,312)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 9 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Real Estate	Total
Three Months Ended September 30, 2017
Beginning balance	$151,229	$43,469	$7,287	$—	$201,985
Transfers into Level III	349	—	—	—	349
Transfers out of Level III	(5,059)	(1,978)	—	—	(7,037)
Purchases	44,199	21,363	—	2,494	68,056
Sales	(28,567)	(13,347)	(74)	(2,005)	(43,993)
Realized gains (losses), net	(325)	175	—	5	(145)
Unrealized appreciation (depreciation), net	2,842	(548)	501	11	2,806
Ending balance	$164,668	$49,134	$7,714	$505	$222,021
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$2,219	$(538)	$501	$11	$2,193
Three Months Ended September 30, 2016
Beginning balance	$189,909	$1,890	$3,974	$—	$195,773
Transfers into Level III	20,684	—	2,691	—	23,375
Transfers out of Level III	(765)	—	—	—	(765)
Purchases	5,178	6,808	1,144	—	13,130
Sales	(19,918)	(2)	(1,791)	—	(21,711)
Realized gains (losses), net	132	—	(22)	—	110
Unrealized appreciation (depreciation), net	4,754	(18)	329	—	5,065
Ending balance	$199,974	$8,678	$6,325	$—	$214,977
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$4,754	$(18)	$329	$—	$5,065

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolios	Swaps	Total
Nine Months Ended September 30, 2017
Beginning balance	$208,868	$28,793	$6,693	$—	$—	$—	$—	$244,354
Transfers into Level III	22,537	1,978	—	—	—	—	—	24,515
Transfers out of Level III	(54,179)	(1,978)	—	—	—	—	—	(56,157)
Purchases	67,516	48,481	136	—	2,494	—	—	118,627
Sales	(83,772)	(28,072)	(713)	—	(2,005)	—	—	(114,562)
Realized gains (losses), net	(114)	486	87	—	5	—	—	464
Unrealized appreciation (depreciation), net	3,812	(554)	1,511	—	11	—	—	4,780
Ending balance	$164,668	$49,134	$7,714	$—	$505	$—	$—	$222,021
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$3,366	$(441)	$1,511	$—	$11	$—	$—	$4,447
Nine Months Ended September 30, 2016
Beginning balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$27,217,707
Cumulative-effect adjustment from adoption of accounting guidance	(1,672,305)	(3,007,287)	(8,725,026)	(1,363,542)	(9,655,270)	(2,597,405)	8,251	(27,012,584)
Transfers into Level III	58,219	—	3,089	—	—	—	—	61,308
Transfers out of Level III	(43,435)	—	—	—	—	—	—	(43,435)
Purchases	14,556	6,810	1,301	—	—	—	—	22,667
Sales	(32,790)	(2)	(2,612)	—	—	—	—	(35,404)
Realized gains (losses), net	247	—	(22)	—	—	—	—	225
Unrealized appreciation (depreciation), net	4,107	(7)	393	—	—	—	—	4,493
Ending balance	$199,974	$8,678	$6,325	$—	$—	$—	$—	$214,977
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$4,107	$(7)	$393	$—	$—	$—	$—	$4,493

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
Transfers between Level I and Level II positions for the nine months ended September 30, 2017 included $0.4 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using quoted prices. There were no transfers between Level I and Level II positions for the nine months ended September 30, 2016.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2017:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$2,066	Discounted cash flow (4)	Discount rate	11% – 19%	16%
	52,487	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Consumer staples:	1,636	Discounted cash flow (4)	Discount rate	12% – 14%	13%
	12,607	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	30,148	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	406	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Health care	9,314	Discounted cash flow (4)	Discount rate	8% – 15%	11%
	726	Market approach (comparable companies) (6)	Earnings multiple (7)	9x - 11x	10x
	4,809	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials:	14,627	Discounted cash flow (4)	Discount rate	6% – 11%	7%
	4,210	Market approach (comparable companies) (6)	Earnings multiple (7)	4x - 6x	5x
	19,362	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Information technology:	4,766	Discounted cash flow (4)	Discount rate	11% – 12%	12%
	8,780	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	3,129	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	18,120	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	335	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Other:	4,284	Discounted cash flow (4)	Discount rate	10% – 12%	11%
	22,496	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	4,150	Market approach (comparable companies) (6)	Earnings multiple (7)	4x – 11x	7x
	1,323	Discounted cash flow (4)	Discount rate	11% – 30%	13%
	2,240	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$222,021

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
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
September 30, 2017
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
During the nine months ended September 30, 2017, there were no changes in the valuation techniques for Level III securities. During the nine months ended September 30, 2016, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company.
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
When the Company enters into a derivative contract, it may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not utilize hedge accounting. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
As of September 30, 2017, there were no derivatives outstanding that were designated as hedging instruments for accounting purposes. As of December 31, 2016, the Company had one interest-rate swap outstanding, which expired in January 2017, that was designated to hedge the interest-rate risk of the $150.0 million outstanding principal balance remaining under the $250.0 million variable-rate bank term loan.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

The fair value of foreign-currency forward sell contracts consisted of the following:

As of September 30, 2017	Contract Amount in Local Currency	Contract Amount in U.S. Dollars	Market Value in U.S. Dollars	Net Unrealized Appreciation (Depreciation)

Euro, expiring 10/6/17-9/28/18	270,200	$304,831	$322,771	$(17,940)
USD (buy GBP), expiring 11/30/17-9/28/18	84,234	84,234	80,339	3,895
CHF, expiring 12/29/17	5,300	5,418	5,504	(86)
Japanese Yen, expiring 11/30/17-9/28/18	6,545,000	58,937	58,726	211
Total		$453,420	$467,340	$(13,920)

As of December 31, 2016
Euro, expiring 1/9/17-12/29/17	242,100	$271,848	$257,652	$14,196
USD (buy GBP), expiring 1/31/17-12/29/17	72,565	72,565	78,143	(5,578)
Japanese Yen, expiring 1/31/17-2/28/17	6,150,000	52,511	52,792	(281)
Total		$396,924	$388,587	$8,337
Realized and unrealized gains and losses arising from freestanding derivative instruments were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign-currency Forward Contracts	2017	2016	2017	2016

Investment income	$(4,141)	$(802)	$(13,469)	$(3,173)
General and administrative expense (1)	(3,111)	(5,284)	(12,062)	(23,396)
Total	$(7,252)	$(6,086)	$(25,531)	$(26,569)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

Derivatives Held By Consolidated Funds
Certain consolidated funds utilize derivatives in their ongoing investment operations. These derivatives primarily consist of foreign-currency forward contracts and options utilized to manage currency risk, interest-rate swaps to hedge interest-rate risk, options and futures used to hedge certain exposures for specific securities, and total-return swaps utilized mainly to obtain exposure to leveraged loans or to participate in foreign markets not readily accessible. The primary risk exposure for options and futures is price, while the primary risk exposure for total-return swaps is credit. None of the derivative instruments are accounted for as a hedging instrument utilizing hedge accounting.
The impact of derivatives held by the consolidated funds in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(555)	$200	$368	$(465)
Total-return and interest-rate swaps	70	(185)	(2,395)	683
Options and futures	38	40	(676)	76
Total	$(447)	$55	$(2,703)	$294

	Nine Months Ended September 30,
	2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(945)	$(210)	$(132)	$(8)
Total-return and interest-rate swaps	(1,398)	813	(3,285)	(713)
Options and futures	(1,977)	306	(1,525)	(7)
Total	$(4,320)	$909	$(4,942)	$(728)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2017		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$4,391	$4,391	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	146	133	—	13
Total-return and interest-rate swaps	159	9	—	150
Options and futures	7	3	—	4
Subtotal	312	145	—	167
Total	$4,703	$4,536	$—	$167

Derivative Liabilities:
Foreign-currency forward contracts	$(18,311)	$(4,391)	$—	$(13,920)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(299)	(133)	—	(166)
Total-return and interest-rate swaps	(9)	(9)	—	—
Options and futures	(29)	(3)	(26)	—
Subtotal	(337)	(145)	(26)	(166)
Total	$(18,648)	$(4,536)	$(26)	$(14,086)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2016		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$16,142	$7,805	$—	$8,337
Derivative assets of consolidated funds:
Foreign-currency forward contracts	216	4	—	212
Total-return and interest-rate swaps	141	141	—	—
Subtotal	357	145	—	212
Total	$16,499	$7,950	$—	$8,549

Derivative Liabilities:
Foreign-currency forward contracts	$(7,805)	$(7,805)	$—	$—
Interest-rate swaps	(60)	—	—	(60)
Subtotal	(7,865)	(7,805)	—	(60)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(4)	(4)	—	—
Total-return and interest-rate swaps	(1,082)	(141)	(941)	—
Subtotal	(1,086)	(145)	(941)	—
Total	$(8,951)	$(7,950)	$(941)	$(60)

7. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, and company-owned aircraft, are included in other assets in the condensed consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	September 30, 2017	December 31, 2016

Furniture, equipment and capitalized software	$25,002	$18,771
Leasehold improvements	64,166	49,626
Corporate aircraft	66,120	66,277
Other	5,004	3,748
Fixed assets	160,292	138,422
Accumulated depreciation	(51,318)	(45,344)
Fixed assets, net	$108,974	$93,078

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

8. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of both September 30, 2017 and December 31, 2016, the Company had $69.3 million of goodwill.
The following table summarizes the carrying value of intangible assets:

	As of
	September 30, 2017	December 31, 2016

Contractual rights	$28,017	$28,017
Accumulated amortization	(12,677)	(9,675)
Intangible assets, net	$15,340	$18,342
Amortization expense associated with the Company’s intangible assets was $1.0 million for both the three months ended September 30, 2017 and 2016, respectively, and $3.0 million for both the nine months ended September 30, 2017 and 2016. Amortization expense is estimated to be $1.0 million for the remaining three months of 2017, $4.0 million per annum for each of the years ending December 31, 2018 through 2020 and $2.3 million for 2021.
Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.
On July 13, 2017, Oaktree Capital Management, L.P. (“OCM”), an indirect subsidiary of the Company, entered into a definitive asset purchase agreement providing for the entry by OCM into new investment advisory agreements with two business development companies: Fifth Street Finance Corp. (NASDAQ: FSC) and Fifth Street Senior Floating Rate Corp. (NASDAQ: FSFR). The transaction contemplated by the asset purchase agreement closed on October 17, 2017, at which time OCM paid $320 million in cash to Fifth Street Management LLC (“FSM”), net of certain transaction-related expenses, for all of FSM’s right, title and interest in specified business records related to FSM’s then-existing investment advisory agreements with each of FSC and FSFR. Upon closing, FSC changed its name to Oaktree Specialty Lending Corporation (NASDAQ: OCSL) and FSFR changed its name to Oaktree Strategic Income Corporation (NASDAQ: OCSI). The transaction will be accounted for as an asset acquisition and the majority of the consideration transferred is expected to be allocated to amortizable intangible assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

9. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	September 30, 2017	December 31, 2016

$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 31, 2021 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(3,444)	(4,103)
Debt obligations	$746,556	$745,897

(1)
The credit agreement consists of a $250 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.125% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement). As of September 30, 2017, the Company had no outstanding borrowings under the revolving credit facility.

As of September 30, 2017, future scheduled principal payments of debt obligations were as follows:

Last three months of 2017	$—
2018	—
2019	250,000
2020	—
2021	150,000
Thereafter	350,000
Total	$750,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of September 30, 2017 and December 31, 2016.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $784.7 million and $756.6 million as of September 30, 2017 and December 31, 2016, respectively, utilizing an average borrowing rate of 3.5% and 3.9%, respectively. As of September 30, 2017, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $770.3 million, whereas a 10% decrease would increase the estimated fair value to $799.6 million.
In July 2017, the Company agreed to guarantee a $17.5 million standby letter of credit extended to one of the investment funds that it manages, until such time as the fund has secured commitments or other means of collateral.  As of September 30, 2017, no amounts were outstanding on the letter of credit facility.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	September 30, 2017	December 31, 2016
Senior variable rate notes	$870,098	$488,997	$870,100	2.68%	11.0	N/A	N/A
Less: Debt issuance costs	(8,227)	(5,041)
Total debt obligations, net	$861,871	$483,956
As of September 30, 2017 and December 31, 2016, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $870.1 million and $489.0 million, respectively. The fair value of the senior variable rate notes is a Level III valuation and aggregated $871.8 million as of September 30, 2017, using prices obtained from pricing vendors, and approximated carrying value as of December 31, 2016 due to their recent issuance date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. The table below sets forth the outstanding debt obligations of CLOs as of the date indicated.

	As of September 30, 2017			As of December 31, 2016
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$3,040,449	2.49%	11.1	$2,953,880	2.52%	10.7
Subordinated note (2)	110,664	N/A	11.0	100,330	N/A	11.6
Total CLO debt obligations	$3,151,113			$3,054,210

(1)
The fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Please see notes 2 and 5 for more information.

(2)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of September 30, 2017 and December 31, 2016, the fair value of CLO assets was $3.8 billion and $3.4 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

As of September 30, 2017, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Last three months of 2017	$9,917
2018	2,892
2019	—
2020	—
2021	—
Thereafter	3,161,131
Total	$3,173,940
10. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine Months Ended September 30,
	2017	2016

Beginning balance	$344,047	$38,173,125
Cumulative-effect adjustment from adoption of accounting guidance	—	(37,969,042)
Initial consolidation of a fund	70,817	34,095
Contributions	210,964	116,896
Distributions	(39,397)	(51,694)
Net income	21,795	14,248
Change in distributions payable	1,128	481
Foreign currency translation and other	—	1,609
Ending balance	$609,354	$319,718

11. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of September 30, 2017 and December 31, 2016, respectively, OCGH units represented 91,682,408 of the total 156,287,873 Oaktree Operating Group units and 91,758,067 of the total 154,790,343 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,869,205 and $1,754,882 as of September 30, 2017 and December 31, 2016, respectively, the OCGH non-controlling interest was $1,096,523 and $1,040,274. As of September 30, 2017 and December 31, 2016, non-controlling interests attributable to third parties was $8,398 and $10,045, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the OCGH unitholders’ non-controlling interest and to Class A unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	91,864	92,190	91,750	92,181
Class A unitholders	64,394	62,755	63,875	62,424
Total weighted average units outstanding	156,258	154,945	155,625	154,605
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$77,822	$96,053	$348,058	$238,135
Net income attributable to Class A unitholders	54,552	65,384	242,479	161,396
Oaktree Operating Group net income (1)	$132,374	$161,437	$590,537	$399,531
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$54,552	$65,384	$242,479	$161,396
Non-Operating Group expenses	(62)	(182)	(549)	(647)
Income tax expense of Intermediate Holding Companies	(8,649)	(6,905)	(23,850)	(25,327)
Net income attributable to Oaktree Capital Group, LLC	$45,841	$58,297	$218,080	$135,422

(1)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $724 and $1,970 for the three and nine months ended September 30, 2017, respectively, and $1,230 and $3,650 for the three and nine months ended September 30, 2016, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income attributable to Oaktree Capital Group, LLC	$45,841	$58,297	$218,080	$135,422
Equity reallocation between controlling and non-controlling interests	5,082	3,766	14,581	11,892
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$50,923	$62,063	$232,661	$147,314

Please see notes 12, 13 and 14 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

12. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$45,841	$58,297	$218,080	$135,422
Weighted average number of Class A units outstanding (basic and diluted)	64,394	62,755	63,875	62,424
Basic and diluted net income per Class A unit	$0.71	$0.93	$3.41	$2.17
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of September 30, 2017, there were 91,682,408 OCGH units outstanding, which are vested or will vest through February 15, 2027, that ultimately may be exchanged into 91,682,408 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2017 and 2016.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of September 30, 2017, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2017. Please see note 13 for more information.
In connection with the 2014 Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of September 30, 2017, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2017 and 2016. Please see note 15 for more information.
13. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the nine months ended September 30, 2017, the Company granted 1,285,548 Class A units and 274,018 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.6 years. The grant date fair value of OCGH units awarded during the nine months ended September 30, 2017 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. In the first quarter of 2017, the Company adopted the new accounting guidance related to share-based payment awards, as further discussed in note 2. With respect to forfeitures, the Company adopted the guidance on a modified retrospective basis and made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017.
As of September 30, 2017, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $159.7 million over a weighted average period of 4.2 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

A summary of the status of the Company’s unvested Class A and OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance, December 31, 2016	2,128,400	$41.86	2,337,953	$39.80
Granted	1,285,548	45.42	274,018	37.15
Vested	(806,696)	40.39	(371,031)	38.76
Forfeited	(20,378)	45.59	—	—
Balance, September 30, 2017	2,586,874	$44.06	2,240,940	$39.70
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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of September 30, 2017, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of September 30, 2017, the Company expected to recognize $4.1 million of compensation expense on its unvested EVUs over the next 2.3 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of September 30, 2017, there were 250,000 deferred equity units outstanding, all of which were granted in the second

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

quarter of 2017. As of September 30, 2017, the Company expected to recognize $8.7 million of compensation expense on its unvested deferred equity units over a weighted average period of approximately 5.4 years. Please see note 12 for more information.
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next four quarters ending September 30, 2018, the Company believes that it is reasonably possible that one outcome of these examinations and expiring statutes of limitation on other items may be the release of up to approximately $6.0 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments to OCGH unitholders under the tax receivable agreement, as of September 30, 2017, are estimated to aggregate $33.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $71.3 million

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

over the period ending approximately in 2034 with respect to the initial public offering, $99.0 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $74.5 million over the period ending approximately in 2036 with respect to the public offering in March 2014, and $62.7 million over the period ending approximately in 2037 with respect to the public offering in March 2015. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2017.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of September 30, 2017 and December 31, 2016, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,859,278 and $1,970,755, for which related direct incentive income compensation expense was estimated to be $961,519 and $1,026,345.
Contingent Consideration
The Company has a contingent consideration obligation of up to $60.0 million related to the 2014 Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of September 30, 2017 and December 31, 2016, respectively, the fair value of the contingent consideration liability was $19.1 million and $23.6 million. Changes in this liability resulted in income of $4.9 million and $4.5 million for the three and nine months ended September 30, 2017, respectively, and income of $1.3 million and $4.8 million for the three and nine months ended September 30, 2016, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

Commitments to Funds
As of September 30, 2017 and December 31, 2016, the Company, generally in its capacity as general partner, had undrawn capital commitments of $433.1 million and $565.4 million, respectively, including commitments to both unconsolidated and consolidated funds. Please see note 9 for information on the standby letter of credit the Company has agreed to guarantee on behalf of one of the investment funds that it manages.
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2017 and December 31, 2016, the consolidated funds had potential aggregate commitments of $17.7 million and $2.1 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2017 and December 31, 2016, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2017, the consolidated funds did not provide any financial support to portfolio companies.
16. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $171,749 and $164,335 as of September 30, 2017 and December 31, 2016, respectively, based on a discount rate of 10.0%.

	As of
	September 30, 2017	December 31, 2016
Due from affiliates:
Loans	$9,799	$19,325
Amounts due from unconsolidated funds	57,926	53,573
Management fees and incentive income due from unconsolidated funds	73,688	130,708
Payments made on behalf of unconsolidated entities	3,785	3,779
Non-interest bearing advances made to certain non-controlling interest holders and employees	2,172	1,258
Total due from affiliates	$147,370	$208,643
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 14)	$340,966	$340,966
Amounts due to senior executives, certain non-controlling interest holders and employees	1,260	5,577
Total due to affiliates	$342,226	$346,543

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $94 and $369 for the three and nine months ended September 30, 2017, respectively, and $208 and $658 for the three and nine months ended September 30, 2016, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $206.0 million and $1,070.9 million for the three and nine months ended September 30, 2017, respectively, and $261.3 million and $743.7 million for the three and nine months ended September 30, 2016, respectively.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2017
($ in thousands, except where noted)

18. SUBSEQUENT EVENTS
Distribution
On October 26, 2017, the Company announced a distribution of $0.56 per Class A unit. This distribution, which is related to the third quarter of 2017, will be paid on November 10, 2017 to Class A unitholders of record at the close of business on November 6, 2017.
Acquisition
On July 13, 2017, OCM entered into a definitive asset purchase agreement providing for the entry by OCM into new investment advisory agreements with two business development companies. The transaction contemplated by the asset purchase agreement closed on October 17, 2017. Please see note 8 for more information.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $99.5 billion in AUM as of September 30, 2017. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele includes 75 of the 100 largest U.S. pension plans, 38 states in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, 16 sovereign wealth funds and over 375 other non-U.S. institutional investors. As measured by AUM, approximately 75% of our clients are invested in two or more different investment strategies, and 38% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
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
Most major equity markets recorded solid gains in the third quarter, bringing major benchmarks to greater than 10% returns for the year-to-date period. The gains were generally fueled by positive corporate earnings and global economic data. The S&P 500 Index finished the quarter with a total return of 4.5%, bringing the year-to-date return to 14.2%, and the Russell 2000 Index returned 5.7% and 10.9% for the quarter and year-to-date period, respectively. Non-U.S. equities, in general, continued to outperform U.S. markets. For the quarter and year-to-date period, the MSCI ACWI ex-USA Index returned 6.2% and 21.4%, respectively. Emerging market equities, as measured by the MSCI Emerging Markets Index, returned 8.0% and 27.9% for the quarter and year-to-date periods, respectively, and European equity markets, as measured by the MSCI Europe Index, returned 6.2% and 22.8%, respectively. As widely expected, the U.S. Federal Reserve left short-term interest rates unchanged during the quarter but announced that it would slowly begin to reduce its balance sheet in October. Despite the announcement, credit markets were generally positive for the quarter. U.S. high yield bonds, as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index, returned 1.9% for the quarter, bringing the year-to-date return to 6.4%. Emerging market corporate bonds, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI), returned 3.0% and 9.2% for the quarter and year-to-date period, respectively. The 10-year U.S. Treasury yield rose slightly during the quarter, to 2.33%, from 2.31% at the end of June.
Against this backdrop, our incentive-creating closed-end funds delivered an overall blended gross return for the quarter of 3.3%. As of September 30, 2017, AUM was $99.5 billion and management fee-generating AUM was $80.2 billion. Gross capital raised was $2.7 billion and $12.0 billion for the quarter and the 12 months ended September 30, 2017, respectively. As of September 30, 2017, uncalled capital commitments were $21.2 billion. Of these commitments, $12.4 billion were not yet generating management fees (“shadow AUM”).  The largest portion of the shadow AUM, at $8.8 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital earlier than the second half of 2018.  Most of the remaining $3.6 billion of shadow AUM charges management fees based on drawn capital or cost basis and therefore we currently expect it will start generating management fees on a gradual basis over multiple years.
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
We do not consolidate most of the Oaktree funds that are VIEs because we are not the primary beneficiary due to the fact that our fee arrangements are considered at-market and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered to be more than insignificant. However, investment vehicles in which we have a significant investment, such as CLOs and certain Oaktree funds, are consolidated under GAAP (“consolidated funds”). When a CLO or fund is consolidated, we reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated funds on a gross basis, and the majority of the economic interests in those consolidated funds, which are held by third-party investors, are reflected as debt obligations of CLOs or non-controlling interests in consolidated funds in the consolidated financial statements. All of the revenues earned by us as investment manager of the consolidated funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the consolidation of a fund does not impact net income or loss attributable to us.
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
Revenues
Our business generates three types of revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. We also have the opportunity to earn incentive income from most of our closed-end and evergreen funds. Our closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. Our third revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies.
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
Expenses
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or the vesting of Class A units, OCGH units, OCGH equity value units (“EVUs”) and deferred equity units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the Class A unit trading price.
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
As of September 30, 2017, there was $172.4 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 3.9 years. As of September 30, 2017, there was $154.9 million of unrecognized compensation expense for adjusted net income, with the difference versus the GAAP figure representing unit grants made before our initial public offering.  The $154.9 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 3.9 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards which are typically issued in the first quarter of the following fiscal year, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Three Months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through September 2017	$13.9	$46.0	$39.0	$23.7	$10.5	$21.8	$154.9
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because (a) the criteria for recognizing income and expense differ under GAAP and thus may result in timing differences, and (b) incentive income from consolidated funds is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation. For the most meaningful percentage relationship, please see “—Non-GAAP Results” below.
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, business process outsourcing, foreign-exchange activity, insurance, placement costs, changes in the contingent consideration liability, and other general items related directly to the Company’s operations. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds.
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
Income Taxes
Oaktree is a publicly traded partnership. Because it satisfies the qualifying income test, it is not required to be treated as a corporation for U.S. federal and state income tax purposes. Instead, it is taxed as a partnership. Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc., which are two of our five Intermediate Holding Companies and wholly-owned subsidiaries, are subject to U.S. federal and state income taxes. The remainder of Oaktree’s income is generally not subject to corporate-level taxation.
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

Non-GAAP Measures
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. The data most important to management in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG. For a detailed reconciliation of the non-GAAP results of operations to our condensed consolidated statements of operations, please see “—Non-GAAP Results—Reconciliation of GAAP to Non-GAAP Results” below.
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
Adjusted Net Income
We use adjusted net income (“ANI”) to help evaluate the financial performance of, and make resource allocation and other operating decisions for, our investment management business. The components of revenues (“adjusted revenues”) and expenses (“adjusted expenses”) used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Adjusted revenues include investment income (loss) that is classified in other income (loss) in the GAAP statements of operations. Adjusted revenues and expenses also reflect Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs are classified for ANI as expenses and under GAAP as other income. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) income taxes, (d) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (e) the adjustment for non-controlling interests. Moreover, gains and losses resulting from foreign-currency transactions and hedging activities under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period, but for ANI, unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged. Additionally, for ANI, foreign-currency transaction gains and losses are included in other income (expense), net. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP statements of operations, for which the revenue standard is fixed or determinable and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for ANI, they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. ANI is calculated at the Operating Group level.
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
Distributable Earnings
We use distributable earnings to help evaluate the financial performance of, and make resource allocation and other operating decisions for, our business. Distributable earnings is a non-GAAP performance measure derived from ANI that we use to measure our earnings at the Operating Group level without the effects of the consolidated funds for the purpose of, among other things, assisting in the determination of equity distributions from the Operating Group. However, the declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Management fees	$181,312	$190,974	$542,268	$584,542
Incentive income	53,720	99,256	616,404	242,894
Total revenues	235,032	290,230	1,158,672	827,436
Expenses:
Compensation and benefits	(98,224)	(97,552)	(304,713)	(308,959)
Equity-based compensation	(15,828)	(19,838)	(45,529)	(48,460)
Incentive income compensation	(26,362)	(47,385)	(327,526)	(92,653)
Total compensation and benefits expense	(140,414)	(164,775)	(677,768)	(450,072)
General and administrative	(24,096)	(32,252)	(90,703)	(113,032)
Depreciation and amortization	(3,037)	(3,867)	(9,865)	(12,076)
Consolidated fund expenses	(2,226)	(1,445)	(7,425)	(3,991)
Total expenses	(169,773)	(202,339)	(785,761)	(579,171)
Other income (loss):
Interest expense	(35,776)	(32,414)	(128,797)	(86,849)
Interest and dividend income	55,218	46,817	155,092	120,225
Net realized gain (loss) on consolidated funds’ investments	3,392	(1,436)	1,755	8,647
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	3,662	10,231	56,793	(15,742)
Investment income	51,061	65,758	150,618	136,205
Other income (expense), net	5,418	543	14,979	11,892
Total other income	82,975	89,499	250,440	174,378
Income before income taxes	148,234	177,390	623,351	422,643
Income taxes	(13,857)	(8,567)	(31,700)	(29,818)
Net income	134,377	168,823	591,651	392,825
Less:
Net income attributable to non-controlling interests in consolidated funds	(9,990)	(13,243)	(23,543)	(15,618)
Net income attributable to non-controlling interests in consolidated subsidiaries	(78,546)	(97,283)	(350,028)	(241,785)
Net income attributable to Oaktree Capital Group, LLC	$45,841	$58,297	$218,080	$135,422

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues
Management Fees
Management fees decreased $9.7 million, or 5.1%, to $181.3 million for the three months ended September 30, 2017, from $191.0 million for the three months ended September 30, 2016. The decrease reflected an aggregate decline of $18.7 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $9.0 million principally from the start of the investment period for Oaktree European Principal Fund IV (“EPF IV”), closed-end funds that pay management fees based on drawn capital, NAV or cost basis, and additional commitments to Oaktree Real Estate Opportunities Fund VII (“ROF VII”).
Incentive Income
Incentive income decreased $45.6 million, or 45.9%, to $53.7 million for the three months ended September 30, 2017, from $99.3 million for the three months ended September 30, 2016. The current-year quarter included $51.3 million of incentive income from Oaktree Real Estate Opportunities Fund V (“ROF V”).
Expenses
Compensation and Benefits
Compensation and benefits expense increased slightly, to $98.2 million for the three months ended September 30, 2017, from $97.6 million for the three months ended September 30, 2016.
Equity-based Compensation
Equity-based compensation expense decreased $4.0 million, or 20.2%, to $15.8 million for the three months ended September 30, 2017, from $19.8 million for the three months ended September 30, 2016. The decrease primarily reflected the impact of unit grants made before our initial public offering that were fully amortized and higher expense in the prior-year quarter related to accelerated vesting from employee departures.
Incentive Income Compensation
Incentive income compensation expense decreased $21.0 million, or 44.3%, to $26.4 million for the three months ended September 30, 2017, from $47.4 million for the three months ended September 30, 2016, reflecting the decline in incentive income.
General and Administrative
General and administrative expense decreased $8.2 million, or 25.4%, to $24.1 million for the three months ended September 30, 2017, from $32.3 million for the three months ended September 30, 2016. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense decreased $4.3 million, or 14.6%, to $25.2 million from $29.5 million, primarily reflecting changes in the contingent consideration liability.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.9 million, or 23.1%, to $3.0 million for the three months ended September 30, 2017, from $3.9 million for the three months ended September 30, 2016, primarily reflecting the final amortization of certain leasehold improvements in the first quarter of 2017.
Consolidated Fund Expenses
Consolidated fund expenses increased $0.8 million, or 57.1%, to $2.2 million for the three months ended September 30, 2017, from $1.4 million for the three months ended September 30, 2016. The increase reflected higher professional fees and other costs of our consolidated funds.

Other Income (Loss)
Interest Expense
Interest expense increased $3.4 million, or 10.5%, to $35.8 million for the three months ended September 30, 2017, from $32.4 million for the three months ended September 30, 2016. The increase was attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $8.4 million, or 17.9%, to $55.2 million for the three months ended September 30, 2017, from $46.8 million for the three months ended September 30, 2016. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased to a gain of $3.4 million for the three months ended September 30, 2017, from a loss of $1.4 million for the three months ended September 30, 2016. The increase reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased to a gain of $3.7 million for the three months ended September 30, 2017, from $10.2 million for the three months ended September 30, 2016. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased to a net gain of $7.1 million for the three months ended September 30, 2017, from $8.8 million for the three months ended September 30, 2016, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income decreased $14.7 million, or 22.3%, to $51.1 million for the three months ended September 30, 2017, from $65.8 million for the three months ended September 30, 2016. The decrease primarily reflected lower overall returns on our fund investments. DoubleLine accounted for investment income of $17.6 million and $17.7 million in the three months ended September 30, 2017 and 2016, respectively, of which performance fees accounted for $0.8 million and $1.9 million, respectively.
Other Income (Expense), Net
Other income (expense), net increased $4.9 million, to income of $5.4 million for the three months ended September 30, 2017, from $0.5 million for the three months ended September 30, 2016. The prior-year quarter included a $4.4 million impairment charge taken on our corporate aircraft.
Income Taxes
Income taxes increased $5.3 million, or 61.6%, to $13.9 million for the three months ended September 30, 2017, from $8.6 million for the three months ended September 30, 2016.  The increase reflected a higher effective tax rate for the three months ended September 30, 2017, partially offset by lower pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for the three months ended September 30, 2017 and 2016 were 19% and 11%, respectively, resulting from an estimated full-year effective rate of 12% and 17%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $3.2 million, or 24.2%, to $10.0 million for the three months ended September 30, 2017, from $13.2 million for the three months ended

September 30, 2016. The decrease primarily reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $12.5 million, or 21.4%, to $45.8 million for the three months ended September 30, 2017, from $58.3 million for the three months ended September 30, 2016. The decrease was primarily attributable to lower operating profits.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues
Management Fees
Management fees decreased $42.2 million, or 7.2%, to $542.3 million for the nine months ended September 30, 2017, from $584.5 million for the nine months ended September 30, 2016. The decrease reflected an aggregate decline of $63.2 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $21.0 million principally from the start of the investment period for EPF IV, additional commitments to ROF VII and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.
Incentive Income
Incentive income increased $373.5 million, to $616.4 million for the nine months ended September 30, 2017, from $242.9 million for the nine months ended September 30, 2016. The increase was primarily attributable to the sale of AdvancePierre Foods in the second quarter of 2017, resulting in $427.8 million of incentive income from Oaktree Principal Opportunities Fund IV (“POF IV”) in that quarter.
Expenses
Compensation and Benefits
Compensation and benefits expense decreased $4.3 million, or 1.4%, to $304.7 million for the nine months ended September 30, 2017, from $309.0 million for the nine months ended September 30, 2016.
Equity-based Compensation
Equity-based compensation expense decreased $3.0 million, or 6.2%, to $45.5 million for the nine months ended September 30, 2017, from $48.5 million for the nine months ended September 30, 2016. The decrease primarily reflected the impact of unit grants made before our initial public offering that were fully amortized.
Incentive Income Compensation
Incentive income compensation expense increased $234.8 million, to $327.5 million for the nine months ended September 30, 2017, from $92.7 million for the nine months ended September 30, 2016, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense decreased $22.3 million, or 19.7%, to $90.7 million for the nine months ended September 30, 2017, from $113.0 million for the nine months ended September 30, 2016. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense decreased $6.6 million, or 6.7%, to $92.1 million from $98.7 million, primarily reflecting lower placement costs associated with closed-end funds.

Depreciation and Amortization
Depreciation and amortization expense decreased $2.2 million, or 18.2%, to $9.9 million for the nine months ended September 30, 2017, from $12.1 million for the nine months ended September 30, 2016, primarily reflecting the final amortization of certain leasehold improvements in the first quarter of 2017.
Consolidated Fund Expenses
Consolidated fund expenses increased $3.4 million, or 85.0%, to $7.4 million for the nine months ended September 30, 2017, from $4.0 million for the nine months ended September 30, 2016. The increase reflected higher professional fees and other costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense increased $42.0 million, or 48.4%, to $128.8 million for the nine months ended September 30, 2017, from $86.8 million for the nine months ended September 30, 2016. The increase was attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $34.9 million, or 29.0%, to $155.1 million for the nine months ended September 30, 2017, from $120.2 million for the nine months ended September 30, 2016. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased to a gain of $1.8 million for the nine months ended September 30, 2017, from $8.6 million for the nine months ended September 30, 2016. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a gain of $56.8 million for the nine months ended September 30, 2017, from a loss of $15.7 million for the nine months ended September 30, 2016. Excluding the impact of the reversal of net realized gain on consolidated funds’ investments, net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased to a net gain of $58.5 million for the nine months ended September 30, 2017, from a net loss of $7.1 million for the nine months ended September 30, 2016, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income increased $14.4 million, or 10.6%, to $150.6 million for the nine months ended September 30, 2017, from $136.2 million for the nine months ended September 30, 2016. The increase primarily reflected higher overall returns on our fund investments. DoubleLine accounted for investment income of $52.3 million and $49.3 million in the nine months ended September 30, 2017 and 2016, respectively, of which performance fees accounted for $3.5 million and $3.9 million, respectively.
Other Income (Expense), Net
Other income (expense), net increased $3.1 million, or 26.1%, to income of $15.0 million for the nine months ended September 30, 2017, from $11.9 million for the nine months ended September 30, 2016. The prior-year period included a $4.4 million impairment charge taken on our corporate aircraft.
Income Taxes
Income taxes increased $1.9 million, or 6.4%, to $31.7 million for the nine months ended September 30, 2017, from $29.8 million for the nine months ended September 30, 2016.  The increase reflected higher pre-tax income attributable to Class A unitholders, partially offset by a lower effective tax rate for the nine months ended September 30, 2017. The effective tax rates applicable to Class A unitholders for the nine months ended September 30, 2017 and 2016 were 11% and 17%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $7.9 million, or 50.6%, to $23.5 million for the nine months ended September 30, 2017, from $15.6 million for the nine months ended September 30, 2016. The increase primarily reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $82.7 million, or 61.1%, to $218.1 million for the nine months ended September 30, 2017, from $135.4 million for the nine months ended September 30, 2016. The increase was primarily attributable to higher operating profits, driven by higher net incentive income.

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
The following table presents non-GAAP financial data:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per unit data or as otherwise indicated)
Non-GAAP Results: (1)
Adjusted revenues	$304,756	$365,008	$1,400,305	$1,010,765
Adjusted net income	131,436	161,651	574,254	402,000
Adjusted net income-OCG	43,309	57,710	208,156	134,605

Distributable earnings revenues	282,426	329,966	1,351,048	960,965
Distributable earnings	118,589	140,584	558,118	385,901
Distributable earnings-OCG	47,717	50,861	205,401	134,399

Fee-related earnings revenues	186,615	194,349	558,494	593,069
Fee-related earnings	59,754	66,708	160,492	185,782
Fee-related earnings-OCG	22,694	23,507	60,099	67,196

Per Class A Unit:
Adjusted net income	$0.67	$0.92	$3.26	$2.16
Distributable earnings	0.74	0.81	3.22	2.15
Fee-related earnings	0.35	0.37	0.94	1.08

Weighted average number of Operating Group units outstanding	156,258	154,945	155,625	154,605
Weighted average number of Class A units outstanding	64,394	62,755	63,875	62,424

Operating Metrics:
Assets under management (in millions):
Assets under management	$99,515	$99,834	$99,515	$99,834
Management fee-generating assets under management	80,170	78,700	80,170	78,700
Incentive-creating assets under management	31,020	32,440	31,020	32,440
Uncalled capital commitments	21,202	22,663	21,202	22,663
Accrued incentives (fund level):
Incentives created (fund level)	134,815	422,685	504,935	547,557
Incentives created (fund level), net of associated incentive income compensation expense	60,607	153,817	242,236	212,609
Accrued incentives (fund level)	1,860,665	1,848,808	1,860,665	1,848,808
Accrued incentives (fund level), net of associated incentive income compensation expense	899,891	872,716	899,891	872,716

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
Assets Under Management

	As of
	September 30, 2017	June 30, 2017	September 30, 2016
Assets Under Management:	(in millions)
Closed-end funds	$57,769	$58,323	$60,488
Open-end funds	35,793	35,628	34,197
Evergreen funds	5,953	5,309	5,149
Total	$99,515	$99,260	$99,834

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Change in Assets Under Management:	(in millions)
Beginning balance	$99,260	$98,124	$100,504	$97,359
Closed-end funds:
Capital commitments/other (1)	654	1,182	1,802	3,937
Distributions for a realization event/other (2)	(2,160)	(2,028)	(8,036)	(5,262)
Change in uncalled capital commitments for funds entering or in liquidation (3)	(198)	(22)	(51)	(9)
Foreign-currency translation	302	91	849	244
Change in market value (4)	829	1,616	2,714	2,331
Change in applicable leverage	19	73	387	(183)
Open-end funds:
Contributions	1,427	914	4,764	2,651
Redemptions	(2,209)	(2,105)	(7,050)	(5,101)
Foreign-currency translation	241	65	702	161
Change in market value (4)	706	1,656	2,272	3,284
Evergreen funds:
Contributions or new capital commitments	632	91	665	239
Redemptions or distributions/other	(138)	(55)	(420)	(322)
Foreign-currency translation	—	(1)	(1)	(9)
Change in market value (4)	150	233	414	514
Ending balance	$99,515	$99,834	$99,515	$99,834

(1)	These amounts represent capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

Management Fee-generating Assets Under Management

	As of
	September 30, 2017	June 30, 2017	September 30, 2016
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$8,073	$7,943	$6,887
Other closed-end funds	31,953	32,048	33,575
Open-end funds	35,570	35,429	34,148
Evergreen funds	4,574	4,387	4,090
Total	$80,170	$79,807	$78,700

	Three Months Ended September 30,		Nine Months Ended September 30,
Change in Management Fee-generating Assets Under Management:	2017	2016	2017	2016
	(in millions)
Beginning balance	$79,807	$79,516	$79,767	$78,897
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	925	111	968	1,123
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	493	345	1,269	926
Change attributable to funds in liquidation (2)	(1,350)	(1,462)	(3,197)	(3,305)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	—	(512)	—	(499)
Distributions by funds that pay fees based on NAV/other (4)	(333)	(283)	(756)	(497)
Foreign-currency translation	236	75	720	123
Change in market value (5)	45	131	167	338
Change in applicable leverage	19	52	361	(36)
Open-end funds:
Contributions	1,407	914	4,618	2,654
Redemptions	(2,209)	(2,074)	(7,043)	(5,077)
Foreign-currency translation	241	65	702	161
Change in market value	702	1,646	2,259	3,275
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV	234	39	411	466
Redemptions or distributions	(187)	(97)	(456)	(334)
Change in market value	140	234	380	485
Ending balance	$80,170	$78,700	$80,170	$78,700

(1)	These amounts represent capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:	September 30, 2017	June 30, 2017	September 30, 2016
	(in millions)
Assets under management	$99,515	$99,260	$99,834
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(2,920)	(2,585)	(4,449)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(8,675)	(9,560)	(9,552)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(3,714)	(3,242)	(3,720)
Oaktree’s general partner investments in management fee-generating funds	(1,883)	(1,948)	(1,987)
Funds that are no longer paying management fees and co-investments that pay no management fees (2)	(2,153)	(2,118)	(1,426)
Management fee-generating assets under management	$80,170	$79,807	$78,700

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

(2)	This includes certain accounts that pay administrative fees intended to offset Oaktree’s costs related to the accounts.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of
	September 30, 2017	June 30, 2017	September 30, 2016
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.49	1.49	1.51
Open-end funds	0.46	0.46	0.46
Evergreen funds	1.17	1.21	1.22
Overall	0.91	0.92	0.95
Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of September 30, 2017, June 30, 2017 and September 30, 2016, the portion of incentive-creating AUM generating incentives at the fund level was $20.5 billion, $19.8 billion and $20.0 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	September 30, 2017	June 30, 2017	September 30, 2016
Incentive-creating Assets Under Management:	(in millions)
Closed-end funds	$27,555	$27,450	$29,241
Evergreen funds	3,465	3,376	3,199
Total	$31,020	$30,826	$32,440
Three Months Ended September 30, 2017
AUM increased $0.2 billion, or 0.2%, to $99.5 billion as of September 30, 2017, from $99.3 billion as of June 30, 2017. The increase primarily reflected $1.7 billion in market-value gains, $1.3 billion in new capital commitments to closed-end and evergreen funds, and $0.5 billion of favorable foreign-currency translation, largely offset by $2.2 billion of distributions to closed-end fund investors and $0.8 billion of net outflows from open-end funds. Commitments to closed-end and evergreen funds included $0.4 billion for our Emerging Markets Debt strategy and $0.3 billion to our European Private Debt strategy.
Management fee-generating AUM, a forward-looking metric, increased $0.4 billion, or 0.5%, to $80.2 billion as of September 30, 2017, from $79.8 billion as of June 30, 2017. The increase primarily reflected an aggregate $1.4 billion increase from the start of the investment period for EPF IV in July 2017 and capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, and $0.9 billion in market-value gains. These increases were partially offset by $1.4 billion attributable to closed-end funds in liquidation and $0.8 billion of net outflows from open-end funds.
Incentive-creating AUM increased $0.2 billion, or 0.6%, to $31.0 billion as of September 30, 2017, from $30.8 billion as of June 30, 2017, reflecting an aggregate $2.2 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, partially offset by an aggregate $2.0 billion decline primarily attributable to distributions by closed-end funds.
Three Months Ended September 30, 2016
AUM increased $1.7 billion, or 1.7%, to $99.8 billion as of September 30, 2016, from $98.1 billion as of June 30, 2016. The increase primarily reflected $3.5 billion in market-value gains and $1.2 billion of capital commitments to closed-end funds, partially offset by $2.0 billion of distributions to closed-end fund investors and $1.2 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, decreased $0.8 billion, or 1.0%, to $78.7 billion as of September 30, 2016, from $79.5 billion as of June 30, 2016. The decrease primarily reflected $2.0 billion attributable to closed-end funds in liquidation and $1.2 billion of net outflows from open-end funds, partially offset by offset by $2.0 billion in market-value gains.
Incentive-creating AUM increased $2.0 billion, or 6.6%, to $32.4 billion as of September 30, 2016, from $30.4 billion as of June 30, 2016, reflecting an aggregate $3.3 billion in drawdowns or contributions by closed-end and evergreen funds, market-value gains and other adjustments, partially offset by an aggregate $1.3 billion decline primarily attributable to distributions from closed-end funds.
Nine Months Ended September 30, 2017
AUM decreased $1.0 billion, or 1.0%, to $99.5 billion as of September 30, 2017, from $100.5 billion as of December 31, 2016. The decrease primarily reflected $8.0 billion of distributions to closed-end fund investors and $2.3 billion of net outflows from open-end funds, partially offset by $5.4 billion in market-value gains, $2.2 billion of capital commitments to closed-end funds and fee-generating leverage, and $1.6 billion of favorable foreign-currency translation.
Management fee-generating AUM, a forward-looking metric, increased $0.4 billion, or 0.5%, to $80.2 billion as of September 30, 2017, from $79.8 billion as of December 31, 2016. The increase primarily reflected $2.8 billion in market-value gains, an aggregate $2.6 billion increase from the start of the investment period for EPF IV in July 2017, capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, and fee-generating leverage, and $1.4 billion of favorable foreign-currency translation, partially offset by $4.0 billion attributable to closed-end funds in liquidation and $2.4 billion of net outflows from open-end funds.
Incentive-creating AUM decreased $2.6 billion, or 7.7%, to $31.0 billion as of September 30, 2017, from $33.6 billion as of December 31, 2016, reflecting an aggregate $8.3 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $5.7 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Nine Months Ended September 30, 2016
AUM increased $2.4 billion, or 2.5%, to $99.8 billion as of September 30, 2016, from $97.4 billion as of December 31, 2015. The increase primarily reflected $6.1 billion in market-value gains and $3.9 billion of capital commitments to closed-end funds, partially offset by $5.3 billion of distributions to closed-end fund investors and $2.5 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, decreased $0.2 billion, or 0.3%, to $78.7 billion as of September 30, 2016, from $78.9 billion as of December 31, 2015. The decrease reflected $3.8 billion attributable to closed-end funds in liquidation and $2.4 billion of net outflows from open-end funds, largely offset by $4.1 billion in market-value gains and an aggregate $2.0 billion from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, and additional capital commitments to closed-end funds.
Incentive-creating AUM increased $0.5 billion, or 1.6%, to $32.4 billion as of September 30, 2016, from $31.9 billion as of December 31, 2015, primarily reflecting an aggregate $5.4 billion in drawdowns or contributions by closed-end and evergreen funds, market-value gains and other adjustments, partially offset by an aggregate $4.9 billion decline primarily attributable to distributions from closed-end funds.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2017	2016	2017	2016
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,779,578	$1,525,854	$2,014,097	$1,585,217
Incentives created (fund level):
Closed-end funds	122,273	402,842	471,501	522,847
Evergreen funds	12,542	19,843	33,434	24,710
Total incentives created (fund level)	134,815	422,685	504,935	547,557
Less: incentive income recognized by us	(53,728)	(99,731)	(658,367)	(283,966)
Ending balance	$1,860,665	$1,848,808	$1,860,665	$1,848,808
Accrued incentives (fund level), net of associated incentive income compensation expense	$899,891	$872,716	$899,891	$872,716
As of September 30, 2017 and 2016, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $274.1 million (or 30%) and $224.9 million (26%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of September 30, 2017, $799.7 million, or 89%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period, and approximately 25% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see note 2 for a discussion of the fair-value hierarchy level established by GAAP.
Three Months Ended September 30, 2017 and 2016
Incentives created (fund level) was $134.8 million for the three months ended September 30, 2017, primarily reflecting $42.8 million of incentives created (fund level) from Distressed Debt funds, $40.5 million from Real Estate funds and $35.7 million from Control Investing funds.
Incentives created (fund level) was $422.7 million for the three months ended September 30, 2016, primarily reflecting $329.5 million of incentives created (fund level) from Control Investing funds and $55.6 million from Distressed Debt funds.
Nine Months Ended September 30, 2017 and 2016
Incentives created (fund level) was $504.9 million for the nine months ended September 30, 2017, primarily reflecting $211.6 million of incentives created (fund level) from Distressed Debt funds, $166.3 million from Control Investing funds and $84.9 million from Real Estate funds.
Incentives created (fund level) was $547.6 million for the nine months ended September 30, 2016, primarily reflecting $433.8 million of incentives created (fund level) from Control Investing funds, $39.1 million from Real Estate funds and $37.4 million from Distressed Debt funds.

Uncalled Capital Commitments
As of September 30, 2017, June 30, 2017, and September 30, 2016, uncalled capital commitments were $21.2 billion, $21.5 billion and $22.7 billion, respectively. Invested capital during the three and 12 months ended September 30, 2017 aggregated $1.9 billion and $7.4 billion, respectively, as compared with $2.2 billion and $8.1 billion for the comparable prior-year periods.
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
Adjusted Net Income
The following schedules set forth the components of adjusted net income and adjusted net income-OCG, as well as per unit data:

Adjusted Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues:
Management fees	$186,615	$194,349	$558,494	$593,069
Incentive income	53,728	99,731	658,367	283,966
Investment income	64,413	70,928	183,444	133,730
Total adjusted revenues	$304,756	$365,008	$1,400,305	$1,010,765

Adjusted Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Expenses:
Compensation and benefits	$(95,691)	$(94,624)	$(297,097)	$(298,067)
Equity-based compensation	(14,691)	(15,637)	(40,971)	(38,192)
Incentive income compensation	(26,362)	(47,378)	(369,480)	(132,534)
General and administrative	(29,134)	(30,151)	(94,042)	(100,146)
Depreciation and amortization	(2,036)	(2,866)	(6,863)	(9,074)
Total adjusted expenses	$(167,914)	$(190,656)	$(808,453)	$(578,013)

Adjusted Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense, net of interest income (1)	$(6,280)	$(7,799)	$(19,795)	$(24,458)
Other income (expense), net	874	(4,902)	2,197	(6,294)

(1)
Interest income was $2.7 million and $6.8 million for the three and nine months ended September 30, 2017, respectively, and $1.7 million and $4.6 million for the three and nine months ended September 30, 2016, respectively.

Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per unit data)
Adjusted net income	$131,436	$161,651	$574,254	$402,000
Adjusted net income attributable to OCGH non-controlling interest	(77,271)	(96,180)	(338,471)	(239,607)
Non-Operating Group expenses	(62)	(182)	(549)	(647)
Adjusted net income-OCG before income taxes	54,103	65,289	235,234	161,746
Income taxes-OCG	(10,794)	(7,579)	(27,078)	(27,141)
Adjusted net income-OCG	$43,309	$57,710	$208,156	$134,605
Adjusted net income per Class A unit	$0.67	$0.92	$3.26	$2.16
Weighted average number of Class A units outstanding	64,394	62,755	63,875	62,424

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Management Fees:
Closed-end funds	$131,612	$141,513
Open-end funds	40,882	39,828
Evergreen funds	14,121	13,008
Total	$186,615	$194,349

Management fees decreased $7.7 million, or 4.0%, to $186.6 million for the three months ended September 30, 2017, from $194.3 million for the three months ended September 30, 2016, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $9.9 million, or 7.0%, to $131.6 million for the three months ended September 30, 2017, from $141.5 million for the three months ended September 30, 2016. The decline reflected an aggregate decrease of $19.0 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $9.1 million principally from the start of the investment period for EPF IV, closed-end funds that pay management fees based on drawn capital, NAV or cost basis, and additional commitments to ROF VII.

•
Open-end funds.    Management fees attributable to open-end funds increased $1.1 million, or 2.8%, to $40.9 million for the three months ended September 30, 2017, from $39.8 million for the three months ended September 30, 2016. The increase was primarily attributable to market-value gains, partially offset by net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $1.1 million, or 8.5%, to $14.1 million for the three months ended September 30, 2017, from $13.0 million for the three months ended September 30, 2016, primarily reflecting market-value gains.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Incentive Income:
Closed-end funds	$53,545	$97,726
Evergreen funds	183	2,005
Total	$53,728	$99,731
Incentive income decreased $46.0 million, or 46.1%, to $53.7 million for the three months ended September 30, 2017, from $99.7 million for the three months ended September 30, 2016. The current-year quarter included $51.3 million from ROF V.
Investment Income
A summary of investment income is set forth below:

	Three Months Ended September 30,
	2017	2016
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$10,409	$15,932
Convertible Securities	535	77
Distressed Debt	15,255	15,295
Control Investing	3,985	19,702
Real Estate	6,063	3,791
Listed Equities	8,312	(2,802)
Non-Oaktree funds	2,413	1,166
Income from investments in companies	17,441	17,767
Total investment income	$64,413	$70,928
Investment income decreased $6.5 million, or 9.2%, to $64.4 million for the three months ended September 30, 2017, from $70.9 million for the three months ended September 30, 2016. The decrease primarily reflected lower overall returns on our fund investments. DoubleLine accounted for investment income of $17.6 million and $17.7 million in the third quarters of 2017 and 2016, respectively, of which performance fees accounted for $0.8 million and $1.9 million, respectively.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $1.1 million, or 1.2%, to $95.7 million for the three months ended September 30, 2017, from $94.6 million for the three months ended September 30, 2016.

Equity-based Compensation
Equity-based compensation expense decreased $0.9 million, or 5.8%, to $14.7 million for the three months ended September 30, 2017, from $15.6 million for the three months ended September 30, 2016. The decrease reflected higher expense in the prior-year quarter related to accelerated vesting from employee departures.
Incentive Income Compensation
Incentive income compensation expense decreased $21.0 million, or 44.3%, to $26.4 million for the three months ended September 30, 2017, from $47.4 million for the three months ended September 30, 2016, reflecting the decline in incentive income.
General and Administrative
General and administrative expense decreased $1.1 million, or 3.6%, to $29.1 million for the three months ended September 30, 2017, from $30.2 million for the three months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.9 million, or 31.0%, to $2.0 million for the three months ended September 30, 2017, from $2.9 million for the three months ended September 30, 2016, primarily reflecting the final amortization of certain leasehold improvements in the first quarter of 2017.
Interest Expense, Net of Interest Income
Interest expense, net decreased $1.5 million, or 19.2%, to $6.3 million for the three months ended September 30, 2017, from $7.8 million for the three months ended September 30, 2016, reflecting higher interest income and the maturity of $50.0 million in senior notes in the fourth quarter of 2016.
Other Income (Expense), Net
Other income (expense), net increased $5.8 million, to income of $0.9 million in the three months ended September 30, 2017, from expense of $4.9 million in the three months ended September 30, 2016. The prior-year quarter included a $4.4 million impairment charge taken on our corporate aircraft.
Adjusted Net Income
ANI decreased $30.3 million, or 18.7%, to $131.4 million for the three months ended September 30, 2017, from $161.7 million for the three months ended September 30, 2016, reflecting decreases of $25.0 million in incentive income, net of incentive income compensation expense (“net incentive income”), $6.9 million in fee-related earnings and $6.5 million in investment income.
Income Taxes-OCG
Income taxes increased $3.2 million, or 42.1%, to $10.8 million for the three months ended September 30, 2017, from $7.6 million for the three months ended September 30, 2016.  The increase reflected a higher effective tax rate for the three months ended September 30, 2017, partially offset by lower adjusted net income-OCG before income taxes. The effective tax rates applied to ANI for the three months ended September 30, 2017 and 2016 were 20% and 12%, respectively, resulting from full-year effective rates of 12% and 17%, respectively. The effective tax rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income and certain incentive and investment income rises, and vice versa.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Management Fees:
Closed-end funds	$395,215	$435,717
Open-end funds	121,507	117,017
Evergreen funds	41,772	40,335
Total	$558,494	$593,069

Management fees decreased $34.6 million, or 5.8%, to $558.5 million for the nine months ended September 30, 2017, from $593.1 million for the nine months ended September 30, 2016, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $40.5 million, or 9.3%, to $395.2 million for the nine months ended September 30, 2017, from $435.7 million for the nine months ended September 30, 2016. The decline reflected an aggregate decrease of $63.2 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $22.7 million principally from the start of the investment period for EPF IV, additional commitments to ROF VII and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds increased $4.5 million, or 3.8%, to $121.5 million for the nine months ended September 30, 2017, from $117.0 million for the nine months ended September 30, 2016. The increase was primarily attributable to market-value gains, partially offset by net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $1.5 million, or 3.7%, to $41.8 million for the nine months ended September 30, 2017, from $40.3 million for the nine months ended September 30, 2016. The increase reflected market-value gains, partially offset by a lower average management fee rate for Value Opportunities Fund.

Incentive Income
A summary of incentive income is set forth below:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Incentive Income:
Closed-end funds	$653,865	$281,864
Evergreen funds	4,502	2,102
Total	$658,367	$283,966
Incentive income increased $374.4 million, to $658.4 million for the nine months ended September 30, 2017, from $284.0 million for the nine months ended September 30, 2016. The increase was primarily attributable to the sale of AdvancePierre Foods in the second quarter of 2017, resulting in $427.8 million of incentive income from POF IV. Tax-related incentive income represented $81.2 million and $72.7 million in the current and prior-year periods, respectively.

Investment Income
A summary of investment income is set forth below:

	Nine Months Ended September 30,
	2017	2016
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$28,242	$15,026
Convertible Securities	1,398	(819)
Distressed Debt	46,905	34,462
Control Investing	15,055	19,535
Real Estate	14,519	8,353
Listed Equities	18,738	2,956
Non-Oaktree funds	6,423	4,661
Income from investments in companies	52,164	49,556
Total investment income	$183,444	$133,730
Investment income increased $49.7 million, or 37.2%, to $183.4 million for the nine months ended September 30, 2017, from $133.7 million for the nine months ended September 30, 2016. Excluding the $22.7 million impairment charge taken in the first quarter of 2016 on investments in certain of our CLOs, investment income increased $27.0 million, or 17.3%, primarily reflecting higher overall returns on our fund investments. DoubleLine accounted for investment income of $52.3 million and $49.3 million in the nine months ended September 30, 2017 and 2016, respectively, of which performance fees accounted for $3.5 million and $3.9 million, respectively.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense decreased slightly, to $297.1 million for the nine months ended September 30, 2017, from $298.1 million for the nine months ended September 30, 2016.
Equity-based Compensation
Equity-based compensation expense increased $2.8 million, or 7.3%, to $41.0 million for the nine months ended September 30, 2017, from $38.2 million for the nine months ended September 30, 2016.
Incentive Income Compensation
Incentive income compensation expense increased $237.0 million, to $369.5 million for the nine months ended September 30, 2017, from $132.5 million for the nine months ended September 30, 2016, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense decreased $6.1 million, or 6.1%, to $94.0 million for the nine months ended September 30, 2017, from $100.1 million for the nine months ended September 30, 2016. The decrease primarily reflected lower placement costs associated with closed-end funds.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.2 million, or 24.2%, to $6.9 million for the nine months ended September 30, 2017, from $9.1 million for the nine months ended September 30, 2016, primarily reflecting the final amortization of certain leasehold improvements in the first quarter of 2017.

Interest Expense, Net of Interest Income
Interest expense, net decreased $4.7 million, or 19.2%, to $19.8 million for the nine months ended September 30, 2017, from $24.5 million for the nine months ended September 30, 2016, reflecting the maturity of $100.0 million in senior notes in 2016 and higher interest income.
Other Income (Expense), Net
Other income (expense), net increased $8.5 million, to income of $2.2 million in the nine months ended September 30, 2017, from expense of $6.3 million in the nine months ended September 30, 2016. The increase reflected foreign-currency transaction gains and losses, as well as a $4.4 million impairment charge taken on our corporate aircraft in the prior-year period.
Adjusted Net Income
ANI increased $172.3 million, or 42.9%, to $574.3 million for the nine months ended September 30, 2017, from $402.0 million for the nine months ended September 30, 2016, reflecting increases of $137.5 million in net incentive income and $49.7 million in investment income, partially offset by a $25.3 million decline in fee-related earnings.
Income Taxes-OCG
Income taxes were $27.1 million for both the nine months ended September 30, 2017 and 2016.  The current-year period expense, as compared to the prior-year period, reflected higher adjusted net income-OCG before income taxes, offset by a lower effective tax rate for the nine months ended September 30, 2017. The effective tax rates applied to ANI for the nine months ended September 30, 2017 and 2016 were 12% and 17%, respectively. The effective tax rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income and certain incentive and investment income rises, and vice versa.
Distributable Earnings
Distributable earnings are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributable Earnings:	(in thousands)

Adjusted net income	$131,436	$161,651	$574,254	$402,000
Investment income	(64,413)	(70,928)	(183,444)	(133,730)
Receipts of investment income from funds (1)	24,919	18,020	91,264	41,637
Receipts of investment income from companies	17,164	17,866	42,923	42,293
Equity-based compensation	14,691	15,637	40,971	38,192
Operating Group income taxes	(5,208)	(1,662)	(7,850)	(4,491)
Distributable earnings	$118,589	$140,584	$558,118	$385,901

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

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Distributable earnings decreased $22.0 million, or 15.6%, to $118.6 million for the three months ended September 30, 2017, from $140.6 million for the three months ended September 30, 2016, reflecting declines of $25.0 million in net incentive income and $6.9 million in fee-related earnings, partially offset by increases of $6.2 million in investment income proceeds and $5.8 million in other income (expense), net. For the three months ended September 30, 2017, investment income proceeds totaled $42.1 million, including $24.9 million from fund distributions and $17.2 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $35.9 million, of which $18.0 million and $17.9 million was attributable to fund distributions and DoubleLine, respectively. The portion of distributable earnings attributable to our Class A units was $0.74 and $0.81 per unit for the three months ended September 30, 2017 and 2016, respectively.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Distributable earnings grew $172.2 million, or 44.6%, to $558.1 million for the nine months ended September 30, 2017, from $385.9 million for the nine months ended September 30, 2016, reflecting increases of $137.5 million in net incentive income, $50.3 million in investment income proceeds and $8.5 million in other income (expense), net, partially offset by a $25.3 million decline in fee-related earnings. For the nine months ended September 30, 2017, investment income proceeds totaled $134.2 million, including $91.3 million from fund distributions and $42.9 million from DoubleLine, as compared with total investment income proceeds in the prior-year period of $83.9 million, of which $41.6 million and $42.3 million was attributable to fund distributions and DoubleLine, respectively. The portion of distributable earnings attributable to our Class A units was $3.22 and $2.15 per unit for the nine months ended September 30, 2017 and 2016, respectively.
Fee-related Earnings
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Fee-related earnings decreased $6.9 million, or 10.3%, to $59.8 million for the three months ended September 30, 2017, from $66.7 million for the three months ended September 30, 2016, reflecting the decline in management fees. The portion of fee-related earnings attributable to our Class A units was $0.35 and $0.37 per unit for the three months ended September 30, 2017 and 2016, respectively.
The effective tax rate applicable to fee-related earnings for the three months ended September 30, 2017 and 2016 was 7% and 12%, respectively, resulting from full-year effective rates of 8% for both periods.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Fee-related earnings decreased $25.3 million, or 13.6%, to $160.5 million for the nine months ended September 30, 2017, from $185.8 million for the nine months ended September 30, 2016. The decline reflected $34.6 million of lower management fees, partially offset by $6.1 million of lower general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.94 and $1.08 per unit for the nine months ended September 30, 2017 and 2016, respectively.
The effective tax rate applicable to fee-related earnings for the nine months ended September 30, 2017 and 2016 was 8% and 10%, respectively.

Reconciliation of GAAP to Non-GAAP Results
The following table reconciles net income attributable to Oaktree Capital Group, LLC to adjusted net income, fee-related earnings and distributable earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$45,841	$58,297	$218,080	$135,422
Incentive income (1)	—	(7)	41,954	39,881
Incentive income compensation (1)	—	7	(41,954)	(39,881)
Investment income (2)	(1,983)	(6,155)	(24,630)	(19,733)
Equity-based compensation (3)	1,137	4,202	4,558	10,268
Foreign-currency hedging (4)	(833)	1,306	(960)	10,837
Acquisition-related items (5)	(3,919)	(253)	(1,456)	(1,751)
Income taxes (6)	13,857	8,567	31,700	29,818
Non-Operating Group expenses (7)	62	182	549	647
Non-controlling interests (7)	77,274	95,505	346,413	236,492
Adjusted net income	131,436	161,651	574,254	402,000
Incentive income	(53,728)	(99,731)	(658,367)	(283,966)
Incentive income compensation	26,362	47,378	369,480	132,534
Investment income	(64,413)	(70,928)	(183,444)	(133,730)
Equity-based compensation (8)	14,691	15,637	40,971	38,192
Interest expense, net of interest income	6,280	7,799	19,795	24,458
Other (income) expense, net	(874)	4,902	(2,197)	6,294
Fee-related earnings	59,754	66,708	160,492	185,782
Incentive income	53,728	99,731	658,367	283,966
Incentive income compensation	(26,362)	(47,378)	(369,480)	(132,534)
Receipts of investment income from funds (9)	24,919	18,020	91,264	41,637
Receipts of investment income from companies	17,164	17,866	42,923	42,293
Interest expense, net of interest income	(6,280)	(7,799)	(19,795)	(24,458)
Other (income) expense, net	874	(4,902)	2,197	(6,294)
Operating Group income taxes	(5,208)	(1,662)	(7,850)	(4,491)
Distributable earnings	$118,589	$140,584	$558,118	$385,901

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$45,841	$58,297	$218,080	$135,422
Incentive income attributable to OCG (1)	—	(3)	17,109	16,048
Incentive income compensation attributable to OCG (1)	—	3	(17,109)	(16,048)
Investment income attributable to OCG (2)	(817)	(2,493)	(10,121)	(7,961)
Equity-based compensation attributable to OCG (3)	469	1,702	1,867	4,147
Foreign-currency hedging attributable to OCG (4)	(342)	529	(385)	4,369
Acquisition-related items attributable to OCG (5)	(1,616)	(103)	(610)	(708)
Non-controlling interests attributable to OCG (5)	(226)	(222)	(675)	(664)
Adjusted net income-OCG (6)	43,309	57,710	208,156	134,605
Incentive income attributable to OCG	(22,141)	(40,393)	(270,435)	(114,656)
Incentive income compensation attributable to OCG	10,864	19,189	151,808	53,507
Investment income attributable to OCG	(26,545)	(28,726)	(75,302)	(54,067)
Equity-based compensation attributable to OCG (7)	6,054	6,333	16,823	15,426
Interest expense, net of interest income attributable to OCG	2,441	3,112	7,786	9,756
Other (income) expense attributable to OCG	(360)	1,985	(904)	2,547
Non-fee-related earnings income taxes attributable to OCG (8)	9,072	4,297	22,167	20,078
Fee-related earnings-OCG (6)	22,694	23,507	60,099	67,196
Incentive income attributable to OCG	22,141	40,393	270,435	114,656
Incentive income compensation attributable to OCG	(10,864)	(19,189)	(151,808)	(53,507)
Receipts of investment income from funds attributable to OCG	10,269	7,298	37,459	16,817
Receipts of investment income from companies attributable to OCG	7,073	7,236	17,620	17,081
Interest expense, net of interest income attributable to OCG	(2,441)	(3,112)	(7,786)	(9,756)
Other (income) expense attributable to OCG	360	(1,985)	904	(2,547)
Non-fee-related earnings income taxes attributable to OCG (8)	(9,072)	(4,297)	(22,167)	(20,078)
Distributable earnings-OCG income taxes	4,323	(789)	(7,012)	(5,472)
Tax receivable agreement	(5,415)	(5,106)	(16,193)	(15,318)
Income taxes of Intermediate Holding Companies	8,649	6,905	23,850	25,327
Distributable earnings-OCG (6)	$47,717	$50,861	$205,401	$134,399

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per unit data)
Fee-related earnings	$59,754	$66,708	$160,492	$185,782
Fee-related earnings attributable to OCGH non-controlling interest	(35,129)	(39,690)	(94,596)	(110,758)
Non-Operating Group expenses	(209)	(229)	(886)	(765)
Fee-related earnings-OCG income taxes	(1,722)	(3,282)	(4,911)	(7,063)
Fee-related earnings-OCG	$22,694	$23,507	$60,099	$67,196
Fee-related earnings per Class A unit	$0.35	$0.37	$0.94	$1.08
Weighted average number of Class A units outstanding	64,394	62,755	63,875	62,424

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per unit data)
Distributable earnings	$118,589	$140,584	$558,118	$385,901
Distributable earnings attributable to OCGH non-controlling interest	(69,718)	(83,646)	(328,963)	(230,065)
Non-Operating Group expenses	(62)	(182)	(549)	(647)
Distributable earnings-OCG income taxes	4,323	(789)	(7,012)	(5,472)
Tax receivable agreement	(5,415)	(5,106)	(16,193)	(15,318)
Distributable earnings-OCG	$47,717	$50,861	$205,401	$134,399
Distributable earnings per Class A unit	$0.74	$0.81	$3.22	$2.15
Weighted average number of Class A units outstanding	64,394	62,755	63,875	62,424

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

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	As of or for the Three Months Ended September 30, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$181,312	$5,303	$186,615
Incentive income (1)	53,720	8	53,728
Investment income (1)	51,061	13,352	64,413
Total expenses (2)	(169,773)	1,859	(167,914)
Interest expense, net (3)	(35,776)	29,496	(6,280)
Other income (expense), net (4)	5,418	(4,544)	874
Other income of consolidated funds (5)	62,272	(62,272)	—
Income taxes	(13,857)	13,857	—
Net income attributable to non-controlling interests in consolidated funds	(9,990)	9,990	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(78,546)	78,546	—
Net income attributable to Oaktree Capital Group, LLC / Adjusted net income	$45,841	$85,595	$131,436

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $199 of net gains related to foreign-currency hedging activities from general and administrative expense, and (c) for investment income, includes $1,983 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $1,137 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $950, (c) expenses incurred by the Intermediate Holding Companies of $209, (d) acquisition-related items of $3,919, (e) adjustments of $4,357 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (f) $870 of net gains related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $4,357 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $187 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Three Months Ended September 30, 2016
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$190,974	$3,375	$194,349
Incentive income (1)	99,256	475	99,731
Investment income (1)	65,758	5,170	70,928
Total expenses (2)	(202,339)	11,683	(190,656)
Interest expense, net (3)	(32,414)	24,615	(7,799)
Other income (expense), net (4)	543	(5,445)	(4,902)
Other income of consolidated funds (5)	55,612	(55,612)	—
Income taxes	(8,567)	8,567	—
Net income attributable to non-controlling interests in consolidated funds	(13,243)	13,243	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(97,283)	97,283	—
Net income attributable to Oaktree Capital Group, LLC / Adjusted net income	$58,297	$103,354	$161,651

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $397 of net gains related to foreign-currency hedging activities from general and administrative expense, (c) for incentive income, includes $7 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (d) for investment income, includes $6,155 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $4,203 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $1,143, (c) expenses incurred by the Intermediate Holding Companies of $229, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $7, (e) acquisition-related items of $253, (f) adjustments of $4,941 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $1,413 of net losses related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $4,941 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $504 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Nine Months Ended September 30, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$542,268	$16,226	$558,494
Incentive income (1)	616,404	41,963	658,367
Investment income (1)	150,618	32,826	183,444
Total expenses (2)	(785,761)	(22,692)	(808,453)
Interest expense, net (3)	(128,797)	109,002	(19,795)
Other income (expense), net (4)	14,979	(12,782)	2,197
Other income of consolidated funds (5)	213,640	(213,640)	—
Income taxes	(31,700)	31,700	—
Net income attributable to non-controlling interests in consolidated funds	(23,543)	23,543	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(350,028)	350,028	—
Net income attributable to Oaktree Capital Group, LLC / Adjusted net income	$218,080	$356,174	$574,254

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $2,298 of net gains related to foreign-currency hedging activities from general and administrative expense, (c) for incentive income, includes $41,954 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (d) for investment income, includes $24,630 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $4,558 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $5,782, (c) expenses incurred by the Intermediate Holding Companies of $886, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $41,954, (e) acquisition-related items of $1,456, (f) adjustments of $13,747 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $4,250 of net gains related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $13,747 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $967 in net gains related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Nine Months Ended September 30, 2016
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$584,542	$8,527	$593,069
Incentive income (1)	242,894	41,072	283,966
Investment income (1)	136,205	(2,475)	133,730
Total expenses (2)	(579,171)	1,158	(578,013)
Interest expense, net (3)	(86,849)	62,391	(24,458)
Other income (expense), net (4)	11,892	(18,186)	(6,294)
Other income of consolidated funds (5)	113,130	(113,130)	—
Income taxes	(29,818)	29,818	—
Net income attributable to non-controlling interests in consolidated funds	(15,618)	15,618	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(241,785)	241,785	—
Net income attributable to Oaktree Capital Group, LLC / Adjusted net income	$135,422	$266,578	$402,000

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $1,086 of net gains related to foreign-currency hedging activities from general and administrative expense, (c) for incentive income, includes $39,881 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (d) for investment income, includes $19,733 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $10,269 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $3,819, (c) expenses incurred by the Intermediate Holding Companies of $765, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $39,881, (e) acquisition-related items of $1,751, (f) adjustments of $16,287 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $11,650 of net losses related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $16,287 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $1,899 in net losses related to foreign-currency hedging activities from general and administrative expense.

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
The following table presents our GAAP condensed consolidating statement of financial condition:

	As of September 30, 2017
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$705,121	$—	$—	$705,121
U.S. Treasury and other securities	324,478	—	—	324,478
Corporate investments	1,608,082	—	(553,095)	1,054,987
Deferred tax assets	405,042	—	—	405,042
Receivables and other assets	401,868	—	(2,812)	399,056
Assets of consolidated funds	—	5,979,078	(863)	5,978,215
Total assets	$3,444,591	$5,979,078	$(556,770)	$8,866,899
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$375,444	$—	$4,952	$380,396
Due to affiliates	342,226	—	—	342,226
Debt obligations	746,556	—	—	746,556
Liabilities of consolidated funds	—	4,795,301	(16,203)	4,779,098
Total liabilities	1,464,226	4,795,301	(11,251)	6,248,276
Non-controlling redeemable interests in consolidated funds	—	—	609,354	609,354
Capital:
Unitholders’ capital attributable to OCG	875,444	225,517	(225,517)	875,444
Non-controlling interest in consolidated subsidiaries	1,104,921	320,002	(320,002)	1,104,921
Non-controlling interest in consolidated funds	—	638,258	(609,354)	28,904
Total capital	1,980,365	1,183,777	(1,154,873)	2,009,269
Total liabilities and capital	$3,444,591	$5,979,078	$(556,770)	$8,866,899

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	September 30, 2017	June 30, 2017	September 30, 2016
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$550,888	$518,813	$421,466
Convertible Securities	28,134	27,599	1,704
Distressed Debt	370,152	396,077	396,173
Control Investing	250,244	236,099	263,882
Real Estate	133,129	135,751	117,822
Listed Equities	139,628	132,113	92,962
Non-Oaktree funds	94,262	72,326	69,651
Investments in companies	24,242	25,188	19,952
Total corporate investments – Non-GAAP	1,590,679	1,543,966	1,383,612
Adjustments (1)	17,403	19,031	(30,838)
Total corporate investments – Oaktree and operating subsidiaries	1,608,082	1,562,997	1,352,774
Eliminations	(553,095)	(546,919)	(311,780)
Total corporate investments – Consolidated	$1,054,987	$1,016,078	$1,040,994

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of September 30, 2017, we had $1.0 billion of cash and U.S. Treasury and other securities, and $747 million in outstanding debt, which included no borrowings outstanding against our $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $1.6 billion as of September 30, 2017.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of September 30, 2017, corporate investments of $1.6 billion included unrealized investment income proceeds of $400 million, of which $180 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are discussed below.
Operating Activities
Net cash used in operating activities was $238.3 million and $204.3 million in the first nine months of 2017 and 2016, respectively. These amounts principally reflected net purchases of securities of the consolidated funds of $857.2 million and $636.1 million for the first nine months of 2017 and 2016, respectively, partially offset by net income in each respective period.
Investing Activities
Net cash provided by investing activities was $499.8 million and $41.5 million in the first nine months of 2017 and 2016, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net proceeds of $433.2 million and net purchases of $15.1 million for the first nine months of 2017 and 2016, respectively. Corporate investments in funds and companies of $75.3 million and $50.8 million for the first nine months of 2017 and 2016, respectively, consisted of the following:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Funds	$274,462	$147,927
Eliminated in consolidation	(199,146)	(97,120)
Total investments	$75,316	$50,807

Distributions and proceeds from corporate investments in funds and companies of $164.0 million and $175.0 million for the first nine months of 2017 and 2016, respectively, consisted of the following:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Funds	$218,238	$246,153
Eliminated in consolidation	(54,287)	(71,145)
Total proceeds	$163,951	$175,008

Purchases of fixed assets were $27.0 million and $67.6 million for the first nine months of 2017 and 2016, respectively. Additionally, the first nine months of 2017 included $5.0 million in proceeds from the sale of our corporate aircraft.
Financing Activities
Financing activities used $10.7 million and provided $312.3 million of cash in the first nine months of 2017 and 2016, respectively. For the first nine months of 2017 and 2016, respectively, financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $169.8 million and $62.6 million; (b) net borrowings on credit facilities of the consolidated funds of $334.7 million and $181.5 million; (c) distributions to unitholders of $466.3 million and $282.0 million; (d) net unit purchases of $11.5 million and $11.5 million; and (e) payments for debt issuance costs of $7.8 million and $9.3 million. The first nine months of 2017 included proceeds from refinancing CLO debt obligations of $1,218.7 million and repayments of $1,244.7 million. The first nine months of 2016 included proceeds from the issuance of CLO debt obligations of $426.3 million, the maturity of $50.0 million in senior notes and $100.0 million in net proceeds from the issuance of senior notes, which was used to repay $100.0 million of borrowings outstanding under our $250.0 million term loan due March 31, 2021.
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
In July 2016, our indirect subsidiary, Oaktree Capital Management, L.P. (the “Issuer”), issued and sold to certain accredited investors $100 million of 3.69% senior notes (the “2016 Notes”) due July 12, 2031. The Notes are senior unsecured obligations of the Issuer, jointly and severally guaranteed by our indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. (together with the Issuer, the “Obligors”) pursuant to a note and guaranty agreement (the “2016 Note Agreement”). We used the proceeds from the sale of the 2016 Notes to simultaneously repay $100 million of borrowings outstanding under our $250 million term loan due March 31, 2021.
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

In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan, of which $100 million was repaid in July 2016, and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extended the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of September 30, 2017, we had no outstanding borrowings under our $500 million revolving credit facility.
In September 2014, Oaktree Capital Management, L.P. issued and sold to certain accredited investors $50 million aggregate principal amount of 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “2014 Notes”) pursuant to a note and guarantee agreement (as amended, the “2014 Note Agreement”). The 2014 Notes are senior unsecured obligations of the issuer, guaranteed on a joint and several basis by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. Interest on the 2014 Notes is payable semi-annually.
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
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of September 30, 2017, we were required to maintain approximately $137.2 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. have entered into a tax receivable agreement with OCGH unitholders that, as amended, provides for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realize (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of September 30, 2017, future payments of this nature were estimated to aggregate $33.4 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $71.3 million over the period ending approximately in 2034 with respect to the initial public offering, $99.0 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $74.5 million over the period ending approximately in 2036 with respect to the public offering in March 2014, and $62.7 million over the period ending approximately in 2037 with respect to the public offering in March 2015. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
No amounts were paid under the tax receivable agreement during the nine months ended September 30, 2017.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2017:

	Last Three Months of 2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$1,853	$30,158	$32,408	$72,045	$136,464
Debt obligations payable (2)	—	250,000	150,000	350,000	750,000
Interest obligations on debt (3)	8,521	75,325	33,593	98,516	215,955
Tax receivable agreement	20,677	43,757	47,879	228,653	340,966
Contingent consideration (4)	19,108	—	—	—	19,108
Commitments to Oaktree and third-party funds (5)	433,105	—	—	—	433,105
Subtotal	483,264	399,240	263,880	749,214	1,895,598
Consolidated Funds:
Debt obligations payable (2)	—	—	—	870,098	870,098
Interest obligations on debt (3)	5,826	46,609	46,609	155,018	254,062
Debt obligations of CLOs (2)	9,917	2,892	—	3,161,131	3,173,940
Interest on debt obligations of CLOs (3)	18,825	150,274	150,172	503,523	822,794
Commitments to fund investments (6)	17,729	—	—	—	17,729
Total	$535,561	$599,015	$460,661	$5,438,984	$7,034,221

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

(4)
This represents the undiscounted contingent consideration obligation as of September 30, 2017 related to the 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2017 column.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2017.
As of September 30, 2017, none of the incentive income we had recognized was subject to clawback by the funds.
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
The table below summarizes the investments and other financial instruments, net of debt obligations, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of September 30, 2017	Level I	Level II	Level III	Total

Closed-end funds	$8,583	$1,290,226	$192,173	$1,490,982
Open-end funds	2,486	291,065	28,981	322,532
Evergreen funds	155,628	150	867	156,645
Total assets	$166,697	$1,581,441	$222,021	$1,970,159

As of December 31, 2016
Closed-end funds	$6,078	$320,688	$242,961	$569,727
Open-end funds	37,608	59,832	—	97,440
Evergreen funds	44,660	(941)	1,393	45,112
Total	$88,346	$379,579	$244,354	$712,279

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2017, we had investments, at fair value of $5.2 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $519.6 million. Of this decline, approximately $186.1 million would impact net income attributable to Oaktree Capital Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the nine months ended September 30, 2017 and 2016, NAV-based management fees represented approximately 33% and 30%, respectively, of total management fees. Based on investments held as of September 30, 2017, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.2 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Incentive Income (before consolidation of funds)
Incentive income is recognized only when it is known or knowable, which in the case of (a) our closed-end funds, generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds, generally occurs as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks or hurdle rates. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income may in part be indirect. Thus the effect on incentive income of a 10% decline in market values is not readily quantifiable. A decline in market values would be expected to cause a decline in incentive income.
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of September 30, 2017, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $294.4 million decrease in the amount of investment income. The estimated decline of $294.4 million is greater than 10% of the September 30, 2017 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the nine months ended September 30, 2017, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $10.1 million;

•	our operating expenses would have increased by $9.4 million;

•	OCGH interest in net income of consolidated subsidiaries would have increased by $0.4 million; and

•	our income tax expense would have increased by $0.1 million.
These movements would have increased our net income attributable to OCG by $0.2 million.
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
Interest-rate Risk
As of September 30, 2017, Oaktree and its operating subsidiaries had $747 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of September 30, 2017, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate cash and U.S. Treasury and other securities as of September 30, 2017, we estimate that Oaktree and its operating subsidiaries would generate an additional $10.3 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of September 30, 2017, $4.0 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $38.2 million in the event interest rates were to increase by 100 basis points.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued.  Accordingly, we issued 27,656 Class B units to OCGH on August 4, 2017, which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of September 30, 2017
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)	TBD	—	$8,872	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	76	44	629	80	2,135	3,404	—	122	1,648	46.5%	28.5%	1.5x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	519	1,165	4,419	4,358	—	—	5,398	5.6	3.0	1.2
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	675	1,809	1,558	1,704	52	—	2,005	7.9	5.0	1.4
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	578	1,352	331	321	16	—	249	13.5	11.1	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,408	5,541	1,375	1,236	165	303	828	12.8	8.9	1.6
Special Account A	Nov. 2008	Oct. 2012	253	nm	100	307	507	52	49	50	10	—	28.0	22.7	2.3
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	8,972	17,744	1,072	866	1,534	209	—	21.9	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,479	4,742	335	590	85	—	481	10.3	7.5	1.5
Legacy funds (8).	Various	Various	12,495	nm	100	10,456	22,912	39	—	1,555	9	—	23.6	18.5	1.9
													22.0%	16.2%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII (9)(10)	Jan. 2016	Jan. 2020	$2,921	58%	10%	$127	$199	$220	$2,566	$—	$24	$109	nm	nm	1.8x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,259	1,425	2,511	1,876	22	222	2,011	16.0%	10.8%	1.6
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	978	1,838	423	215	124	62	—	17.5	12.9	1.9
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	199	350	113	33	4	16	42	14.8	12.8	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	395	753	92	63	57	18	—	16.0	10.9	2.0
Legacy funds (8).	Various	Various	2,341	nm	99	2,010	4,316	11	—	231	2	—	15.2	11.9	1.9
													15.5%	11.9%
Real Estate Debt
Oaktree Real Estate Debt Fund II (9)(11)	Mar. 2017	Mar. 2020	$1,017	49%	9%	$—	$5	$84	$482	$—	$—	$85	nm	nm	1.1x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	61	149	495	328	594	6	16	213	26.2%	19.8%	1.4
Oaktree PPIP Fund (12) .	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Real Estate Income (13)
Special Account G (9)(11)	Oct. 2016	Oct. 2020	$615	48%	48%	$36	$26	$305	$241	$—	$7	$284	nm	nm	1.1x

European Principal (14)
Oaktree European Principal Fund IV (7)(9)	Jul. 2017	Jul. 2022	€1,119	43%	20%	€(13)	€—	€209	€1,089	€—	€—	€225	nm	nm	1.0x
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	nm	85	€2,017	€873	€3,893	€2,682	€—	€392	€2,783	19.3%	13.0%	1.9
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	nm	100	€400	€1,867	€264	€799	€29	€—	€702	8.4	4.4	1.4
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.5%	8.9%

			As of September 30, 2017
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
European Private Debt (14)
Oaktree European Capital Solutions Fund (7)(11)	Dec. 2015	Dec. 2018	€703	69%	49%	€14	€110	€234	€247	€—	€1	€233	9.6%	6.1%	1.1x
Oaktree European Dislocation Fund	Oct. 2013	Oct. 2016	€294	nm	57	€39	€167	€54	€54	€2	€4	€32	21.1	15.1	1.3
Special Account E	Oct. 2013	Apr. 2015	€379	nm	69	€63	€269	€55	€54	€4	€6	€32	14.4	11.2	1.3
													15.3%	11.2%
Special Situations (15)
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	$1,377	82%	41%	$176	$158	$589	$1,256	$—	$34	$448	51.6%	29.4%	1.4x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$456	$1,642	$1,400	$1,658	$50	$—	$2,093	7.6%	3.4%	1.3x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	203	413	250	282	21	—	263	10.8	7.6	1.6
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	3,132	5,887	573	111	450	161	—	12.7	9.3	2.1
Legacy funds (8).	Various	Various	3,701	nm	100	2,716	6,401	15	—	404	3	—	14.4	11.1	1.8
													13.2%	9.5%
Power Opportunities
Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	$1,106	65%	65%	$25	$1	$741	$1,078	$—	$—	$762	11.6%	4.3%	1.1x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	66	409	583	524	405	24	55	323	20.8	12.9	1.7
Legacy funds (8).	Various	Various	1,470	nm	63	1,690	2,616	—	—	123	—	—	35.1	27.4	2.8
													34.5%	26.2%
Infrastructure Investing
Highstar Capital IV (16).	Nov. 2010	Nov. 2016	$2,000	nm	100%	$456	$664	$1,792	$1,321	$—	$3	$1,935	12.2%	7.9%	1.4x

U.S. Private Debt (17)
Oaktree Mezzanine Fund IV (11)	Oct. 2014	Oct. 2019	$852	60%	60%	$67	$79	$495	$472	$—	$10	$481	12.2%	8.6%	1.2x
Oaktree Mezzanine Fund III (18).	Dec. 2009	Dec. 2014	1,592	nm	89	421	1,507	337	339	15	25	303	14.9	10.4 / 8.4	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	486	1,504	90	—	—	—	164	10.9	7.4	1.5
OCM Mezzanine Fund (19).	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.0%	8.7%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2017	$384	nm	78%	$100	$103	$295	$198	$—	$18	$256	15.8%	10.5%	1.4x
Special Account F	Jan. 2014	Sep. 2017	253	nm	96	66	155	152	151	—	13	125	15.4	10.8	1.3
									31,692	(14)	1,818	(14)	15.6%	10.6%
							Other (20)		8,120		6
							Total (21)		$39,812		$1,824

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings, if any, outstanding, under a fund-level credit facility where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended September 30, 2017 was $1.2 billion.

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

(9)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through September 30, 2017 was less than 18 months.

(10)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(11)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of September 30, 2017 management fee-generating AUM included only that portion of committed capital that had been drawn.

(12)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(13)	Effective August 2017, the Real Estate Value-Add strategy was renamed Real Estate Income.

(14)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the September 30, 2017 spot rate of $1.18.

(15)
Effective November 2016, the Global Principal strategy was renamed Special Situations. The aggregate gross and net IRRs presented for this strategy exclude the performance of Oaktree Special Situations Fund.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of September 30, 2017, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) amount shown for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

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

(20)	This includes our closed-end Senior Loan funds, CLOs, a non-Oaktree fund and certain separate accounts and co-investments.

(21)
The total excludes one closed-end fund with management fee-generating AUM aggregating $214 million as of September 30, 2017, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Sept. 30, 2017	Twelve Months Ended September 30, 2017			Since Inception through September 30, 2017
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$16,853	7.4%	6.9%	8.3%	9.3%	8.8%	8.4%	0.82	0.58
Global High Yield Bonds	2010	4,563	8.6	8.1	9.1	7.6	7.1	7.2	1.19	1.16
European High Yield Bonds	1999	1,075	8.5	8.0	9.6	8.2	7.6	6.5	0.73	0.47
U.S. Convertibles	1987	2,906	7.6	7.1	14.3	9.4	8.8	8.3	0.50	0.38
Non-U.S. Convertibles	1994	1,520	7.9	7.3	5.4	8.4	7.8	5.6	0.80	0.41
High Income Convertibles	1989	1,076	7.9	7.1	8.5	11.3	10.5	8.2	1.07	0.61
U.S. Senior Loans	2008	1,354	6.4	5.9	5.4	6.1	5.5	5.2	1.11	0.66
European Senior Loans	2009	1,695	4.0	3.5	4.2	8.0	7.5	8.7	1.70	1.71
Emerging Markets Equities	2011	3,717	26.5	25.6	22.5	2.5	1.7	1.6	0.13	0.08
Multi-Strategy Credit (2)	2017	525	nm	nm	nm	nm	nm	nm	nm	nm
Other		286
Total		$35,570

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)
Performance is not considered meaningful (“nm”) as the period from the initial capital contribution through September 30, 2017 was less than 18 months. As a result, returns for the relevant benchmark and the Sharpe Ratio have been excluded.

Evergreen Funds

		As of September 30, 2017				Twelve Months Ended September 30, 2017		Since Inception through September 30, 2017
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	2012	$3,074	$2,580	$14		13.4%	10.4%	9.3%	6.8%
Value Opportunities	2007	1,150	1,081	—	(3)	11.9	10.3	9.3	5.5
Emerging Markets Debt (4)	2015	935	450	7		18.6	14.5	16.5	12.9
Value Equities (5)	2012	421	395	8		32.5	24.6	20.3	14.7
			4,506	29
Other (6)			282	3
Restructured funds			—	5
Total (2)			$4,788	$37

(1)	Returns represent time-weighted rates of return.

(2)	Includes one closed-end fund with $184 million and $214 million of AUM and management fee-generating AUM, respectively.

(3)	As of September 30, 2017, the aggregate depreciation below high-water marks previously established for individual investors in the fund totaled approximately $18 million.

(4)
Includes the Emerging Markets Debt Total Return and Emerging Markets Opportunities strategies. The rates of return reflect the performance of a composite of accounts for the Emerging Markets Debt Total Return strategy, including a single account with a December 2014 inception date.

(5)	Includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.

(6)	Includes the Emerging Markets Absolute Return strategy and evergreen separate accounts in the Real Estate Debt strategy.

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
Date: November 3, 2017

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

4.1
Amendment, dated October 18, 2017, to the Note and Guaranty Agreement, dated as of July 11, 2014, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P. and each of the holders party thereto.

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