Form 10-K
period 2017-12-31
Oaktree Capital Group, LLC
filed 2018-02-23
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Class A units of the registrant held by non-affiliates as of June 30, 2017 was approximately $3.0 billion.
As of February 12, 2018, there were 70,297,761 Class A units and 85,968,924 Class B units of the registrant outstanding.
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
Our internal data, estimates and forecasts are based upon information obtained from investors in our funds, partners, trade and business organizations, and other contacts in the markets in which we operate and our management’s understanding of industry conditions.

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
“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the leverage on which management fees are charged and the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments. For our collateralized loan obligation vehicles (“CLOs”), AUM represents the aggregate par value of collateral assets and principal cash, and for our publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash. Our AUM amounts include AUM for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics described below may not be directly comparable to the AUM metrics of other investment managers.

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
“Relevant Benchmark” refers, with respect to:

•	our U.S. High Yield Bond strategy, to the Citigroup U.S. High Yield Cash-Pay Capped Index;

•	our Global High Yield Bond strategy, to an Oaktree custom global high yield index that represents 60% ICE BofAML High Yield Master II Constrained Index and 40% ICE BofAML Global Non-Financial High

Yield European Issuers 3% Constrained, ex-Russia Index – USD Hedged from inception through December 31, 2012, and the ICE BofAML Non-Financial Developed Markets High Yield Constrained Index – USD Hedged thereafter;

•	our European High Yield Bond strategy, to the ICE BofAML Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index (USD Hedged);

•	our U.S. Senior Loan strategy (with the exception of the closed-end funds), to the Credit Suisse Leveraged Loan Index;

•	our European Senior Loan strategy, to the Credit Suisse Western European Leveraged Loan Index (EUR Hedged);

•
our U.S. Convertible Securities strategy, to an Oaktree custom convertible index that represents the Credit Suisse Convertible Securities Index from inception through December 31, 1999, the Goldman Sachs/Bloomberg Convertible 100 Index from January 1, 2000 through June 30, 2004, and the ICE BofAML All U.S. Convertibles Index thereafter;

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

Part I.
Item 1. Business
Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $100.2 billion in assets under management (“AUM”) as of December 31, 2017. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
Oaktree was formed in 1995 by a group of individuals who had been investing together since the mid-1980s. Our founders were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots we have developed a diversified mix of specialized credit- and equity-oriented strategies. As of December 31, 2017, we had 297 investment professionals, including 177 senior investment professionals with an average 19 years of industry experience, who among them possess the investing, research, analytical, legal, trading and other skills, as well as relationships and experience, that are necessary for long-term success in our complex markets. Additionally, our compensation and other personnel practices foster a collaborative culture that facilitates complementary investment strategies benefiting from shared knowledge and insights.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele includes 75 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, over 15 sovereign wealth funds and over 350 other non-U.S. institutional investors. As measured by AUM, our 25 largest clients participate in an average of four different investment strategies, reflecting the confidence engendered by our consistent firm-wide investment approach. Approximately 16% of our AUM represents high-net-worth individuals or intermediary distribution such as sub-advisory relationships with mutual funds and advisory relationships with publicly-traded BDCs, indicating both the broadening appeal of alternatives to individual investors and our heightened focus on that market.
Since Oaktree’s founding, our AUM has grown significantly, despite having distributed nearly $98 billion from our closed-end funds.  Although we limit our AUM when appropriate in order to better position us to generate superior risk-adjusted returns, we have a long-term track record of organically growing our investment strategies, increasing our AUM and expanding our client base. Over the last 10 years, we have raised gross capital averaging $12.8 billion per year. As of December 31, 2017, uncalled capital commitments were $20.5 billion.
As shown in the chart below, our AUM has grown to $100.2 billion as of December 31, 2017 from $52.6 billion a decade earlier.  Over the same period, management fee-generating assets under management (“management fee-generating AUM”) grew from $41.2 billion to $80.6 billion, and incentive-creating assets under management (“incentive-creating AUM”) increased from $14.8 billion to $32.7 billion.

Year-end AUM

We have systematically broadened employee ownership since our founding to help align interests among employees, our clients and other stakeholders, as well as to facilitate a smooth generational transfer of management and ownership. As of December 31, 2017, we had 930 employees, including 294 employee-owners, with offices in 18 cities across 13 countries, of which the largest offices are in Los Angeles (headquarters), London, New York City and Hong Kong.
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
Evergreen Funds
Our evergreen funds invest in marketable securities, private debt and equity, and in certain cases on a long or short basis. As with open-end funds, commingled evergreen funds are designed to accept new capital on an ongoing basis and generally do not distribute proceeds of realized investments to clients. We also provide discretionary management services for clients through separate accounts or funds-of-one within our evergreen fund strategies. Clients in evergreen funds are generally subject to a lock-up, which restricts their ability to withdraw their entire capital for a certain period of time after their initial subscription. Evergreen funds include publicly-traded business development companies (“BDCs”) managed by us.
Management Fees
We receive management fees monthly or quarterly based on annual fee rates for our investment advisory services. The contractual terms of those management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. However, for certain closed-end funds, management fees during the investment period are calculated based on drawn capital or cost basis. Additionally, for those closed-end funds for which management fees are based on committed capital, we may elect to delay the start of the fund’s investment period and thus its full management fees, in which case we earn management fees based on drawn capital, and in certain cases, outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until we elect to start the fund’s investment period. Our right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For our publicly-traded BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash.
In the case of certain open-end fund accounts, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. Management fees also include the quarterly incentive fees on investment income we earn from our publicly-traded BDCs and certain evergreen fund accounts, which are recurring in nature. In a number of our strategies, we afford certain investors in our funds or clients of separate accounts more favorable economic terms than other investors in the same investment strategy, including with respect to management and performance-based fees, generally based on the aggregate size of commitments of such investor or client, as applicable, to one or more funds or accounts managed by us.
Incentive Income
We have the potential to earn incentive income from most of our closed-end funds, substantially all of which follow the European-style waterfall, whereby we receive incentive income only after the fund first distributes all contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result, we generally receive incentive income, if any, in the latter part of a fund’s life, although earlier in a fund’s term we may receive tax distributions, which we recognize as incentive income, to cover our allocable share of income taxes until we are otherwise entitled to payment of incentive income.
We may also earn incentive income from certain evergreen funds on an annual basis, up to 20% of the year’s profits, subject to either a high-water mark or hurdle rate. The high-water mark refers to the highest historical NAV attributable to a limited partner’s account when either incentive income has been earned or the capital was contributed.
Investment Income
We earn investment income from our corporate investments in funds and companies, with Oaktree-managed funds constituting the majority of our corporate investments. Our investments in Oaktree-managed funds generally fall into one of four categories: general partner interests in commingled funds or funds-of-one, investments in CLOs, seed capital for new investment strategies prior to third-party capital raising, and corporate cash management. In the case of general partner interests in our closed-end or evergreen funds, we typically invest the greater of 2.5% of committed capital or $20 million in each fund, not to exceed $100 million per fund. For CLOs, we generally invest 5%, but no more than 10%, of the CLO’s total par value. For strategic or financial purposes, we may also invest in a handful of third-party managed funds or companies.

Our investments in companies include a one-fifth equity stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), a Southern California-based investment management firm that sought our start-up consulting and financial involvement shortly after its founding in December 2009 by Jeffrey Gundlach and others who had previously worked together for over 20 years.  From first managing assets in April 2010, DoubleLine has grown to over $118 billion in assets under management as of December 31, 2017.  DoubleLine invests across fixed income, equities and commodities through mutual funds, hedge funds and separate accounts.
Our Investment Approach
Our goal is excellence in investing. This means achieving attractive investment returns without commensurate risk, an imbalance which can only be achieved in markets that are not “efficient.” Although we strive for superior returns, our first priority is that our actions produce consistency, protection of capital and superior performance in bad times. At our core, we are contrarian, value-oriented investors focused on buying securities and companies at prices below their intrinsic value and selling or exiting those investments when they become fairly or fully valued. We believe we can do this best by investing in markets where specialization and superior analysis can offer an investing edge.
In our investing activities, we adhere to the following fundamental tenets:

•
Focus on Risk-Adjusted Returns.    Our primary goal is not simply to achieve superior investment performance, but to do so with less-than-commensurate risk. We believe that the best long-term records are built more through the avoidance of losses in bad times than the achievement of superior relative returns in good times. Thus, rather than merely searching for prospective profits, we place the highest priority on preventing losses. It is our overriding belief that, especially in the opportunistic markets in which we work, “if we avoid the losers, the winners will take care of themselves.”

•
Focus on Fundamental Analysis.    We believe consistently excellent performance can only be achieved through superior knowledge of companies and their securities, not from macro-forecasting. Therefore, we employ a bottom-up approach to investing, based on proprietary, company-specific research. We do not believe in the predictive ability required to correctly time markets. However, concern about the market climate may cause us to tilt toward more defensive investments, increase selectivity or act more deliberately. We feel skill and hard work can lead to a “knowledge advantage,” and thus to potentially superior investment results, but not in the most efficient markets where larger numbers of participants have roughly equal access to information. Therefore, we only invest in less efficient markets in which dispassionate application of skill and effort should pay off for our clients. Our 297 investment professionals have developed a deep and thorough understanding of a wide number of companies and industries, providing us with a significant institutional knowledge base.

•
Specialization.    We offer a broad array of specialized investment strategies. We believe this offers the surest path to the results we, and our clients, seek. Clients interested in a single investment strategy can limit themselves to the risk exposure of that particular strategy, while clients interested in more than one investment strategy can combine investments in our funds to achieve their desired mix. We also manage multi-strategy fixed income portfolios for clients interested in gaining access to our deep expertise in credit, in which we strategically allocate clients’ capital in a number of our liquid and illiquid credit strategies. Our focus on specific strategies has allowed us to build investment teams with extensive experience and expertise. At the same time, our teams access and leverage each other’s expertise, affording us both the benefits of specialization and the strengths of a larger organization.

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
Our AUM by asset class and investment strategy as of December 31, 2017 is shown below:

	Strategy Inception			Strategy Inception
		AUM			AUM
		(in millions)			(in millions)
Corporate Debt:			Control Investing:
U.S. High Yield Bonds	1986	$16,432	Special Situations (2)	1994	$3,806
Global High Yield Bonds	2010	4,403	European Principal	2006	6,258
European High Yield Bonds	1999	1,013	Infrastructure Investing (3)	2014	2,583
U.S. Senior Loans	2007	7,724	Power Opportunities	1999	1,858
European Senior Loans	2009	3,760			14,505
European High Yield Bonds and Senior Loans	2016	354	Real Estate:
Strategic Credit	2012	5,086	Real Estate Opportunities	1994	5,801
U.S. Private Debt (1)	2001	1,385	Real Estate Debt	2012	2,527
European Private Debt	2013	1,141	Real Estate Income (4)	2016	635
Emerging Markets Debt Total Return	2015	538			8,963
Multi-Strategy Credit	2017	853	Listed Equities:
		42,689	Emerging Markets Equities	2011	4,055
Convertible Securities:			Emerging Markets Absolute Return	1997	114
U.S. Convertibles	1987	2,668	Value Equities	2012	461
Non-U.S. Convertibles	1994	1,469	Other		65
High Income Convertibles	1989	1,119			4,695
		5,256
Distressed Debt:			Total		$100,228
Distressed Debt	1988	22,334
Value Opportunities	2007	1,102
Emerging Markets Opportunities	2012	684
		24,120

(1)	Effective April 2017, the Mezzanine Finance strategy was renamed U.S. Private Debt, and includes our Mezzanine Finance and Direct Lending funds.

(2)	Effective November 2016, the Global Principal strategy was renamed Special Situations.

(3)	Oaktree acquired the Highstar Capital team in 2014, which represents the inception date of this strategy. Highstar’s inception date was 2000.

(4)	Effective August 2017, the Real Estate Value-Add strategy was renamed Real Estate Income.

We add new products when we identify a market with potential for attractive returns that we believe can be exploited in a risk-controlled fashion, and where we have access to the investment talent capable of producing the results we seek. Therefore, when adding new products, we consider it far more important to avoid mistakes than to capture every opportunity. Our decision to create a new product is based on the identification of an inefficient market with the potential for attractive returns, conviction that the market can be exploited in a limited-risk fashion, and access to an investment team fully capable of producing the results we seek. Because of the high priority we place on assuring that these requirements are met, we prefer that new products represent “step-outs” from our current investment strategies into highly related fields that are managed by people with whom we have had extensive first-hand experience or for whom we can validate qualifications.

Our asset classes and investment strategies are described below:
Corporate Debt
High Yield Bonds
We view high yield bond investing as the conscious bearing of risk for potential profit, and we follow a defensive, downside-oriented strategy.  Rather than stretching for higher yields, our primary focus is managing credit risk and minimizing defaults.  We have been managing high yield bonds for over three decades, starting in January 1986 with U.S. high yield bonds, and over that time our U.S. strategy has experienced an average default rate equal to approximately one-third the market as a whole.  By controlling risk and preserving profits, we seek to outperform our benchmark over full market cycles with less-than-commensurate risk.
We were among the first firms to establish a dedicated European high yield bond strategy, in 1999, when the European high yield bond market was still in its nascent stage.  In recent years, the European high yield bond market has grown significantly, which has allowed us to construct diverse portfolios of bonds issued by credit-worthy companies from a variety of sectors across developed European countries. The strategy is managed by a dedicated team of leveraged-finance specialists in our London office and employs the same investment approach successfully applied by our U.S. High Yield Bond team.
Over the years, many of our U.S. clients invested in our Expanded High Yield Fund, which included an opportunistic allocation to our European High Yield Fund, to enhance performance and increase portfolio diversification.  As a natural extension, in 2010, we established the Global High Yield Bond strategy, a single portfolio approach to investing in the lower-rated, yet credit-worthy performing bonds of North American and European companies. In constructing our portfolios, we allocate between North America and Europe based on an issue-by-issue relative value framework and market technicals. We also avoid concentrations by industry or company because we believe thoughtful diversification is one of the most cost-effective means of mitigating the impact of credit problems. By employing a highly disciplined, credit-intensive research approach to construct a diversified, risk-controlled portfolio, the strategy targets the most attractive risk/return opportunities we identify across the developed world.
Senior Loans
In September 2007, we formed the U.S. Senior Loan strategy to capitalize on the backlog of unsold or “hung” bridge loans held by investment banks near the start of the global financial crisis. As the market environment changed, we expanded the strategy to include investing in senior bank loans. The strategy typically invests in broadly-syndicated, senior-secured loans or other senior, non-investment grade debt. In most instances, these instruments constitute the most senior position in the capital structure of the borrower. We employ a fundamental, bottom-up credit analysis when approaching potential loan investments. We rely on the same downside sensitivities in our models and proprietary credit scoring matrix that have been successfully applied for over three decades by our High Yield Bond team.
In May 2009, we capitalized on our experience in senior loans and European high yield bonds by forming the European Senior Loan strategy to invest in senior secured loans in the growing European bank loan market. The European Senior Loan strategy focuses on the senior-secured debt of issuers in Europe, and a majority of the portfolio consists of floating-rate obligations. The strategy benefits from the experience and expertise of our London-based European Credit team, which began investing in non-investment grade credit in 1999.
In 2012, we added a new product under the Senior Loan umbrella, Enhanced Income, to create a portfolio of below-investment grade loans using a moderate amount of leverage. Building on our experience in Senior Loans and Enhanced Income, in 2014 we added CLOs to our product offerings, both in the U.S. and Europe. CLOs are securities backed by a diversified pool of below-investment grade loans sold to investors often seeking credit-rated securities or the potential for higher-than-average returns. Both Enhanced Income and our fully-levered CLOs utilize the same investment approach as our Senior Loan strategy, with an emphasis on capital preservation and strong collateral coverage, collaborating with other investment teams across Oaktree’s broader credit platform to maximize the potential of our investments.

European High Yield Bonds and Senior Loans
Drawing on over 15 years of experience and expertise in European non-investment grade credits, in 2016 we launched our step-out European High Yield Bond and Senior Loan strategy as a distinct strategy. The strategy employs relative value analysis to construct optimized portfolios of European bonds and loans, focusing on the debt of European issuers and companies with significant exposure to Europe, but may opportunistically invest in rated CLO tranches, direct loans/private placements, and stressed loans and bonds. As an absolute return strategy, the European High Yield Bond and Senior Loan strategy seeks to achieve superior risk-adjusted returns over credit cycles through selective investment in high quality borrowers, with an emphasis on income and long-term growth. Our flexibility to actively allocate between both asset classes provides us the opportunity to capitalize on differences in their relative values.
Strategic Credit
We introduced Strategic Credit in 2012 as a step-out from our Distressed Debt strategy, to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high yield bond investors. The strategy seeks to achieve an attractive, unlevered total return by investing in public and private performing debt of stressed U.S. and non-U.S. companies. Such investment opportunities may arise from pricing inefficiencies that occur in the primary and secondary markets or from the financing needs of healthy companies with limited access to traditional lenders or public markets. Typical investments are in high yield bonds and senior loans entailing above average credit risk, loan portfolios, rescue financings and other capital solutions for companies experiencing financial stress.
U.S. Private Debt
In 2001, we established the U.S. Private Debt strategy to capitalize on our expertise in credit analysis after we observed a gap in the availability of mezzanine capital to many attractive companies that were considered too small for the high yield bond market.  Initially focused on mezzanine financings, the strategy has evolved to now primarily include directly originated senior loans.  Our strong relationships in the private equity, intermediary and banking communities constitute a major advantage in our investment process.  We target investments in companies that are unable to access widely available financing sources for leveraged buyouts, recapitalizations, acquisitions and corporate growth, and that have a strong relative market position and a well-developed business strategy, in addition to sustainable cash flow and a proven management team.
European Private Debt
We introduced European Private Debt in 2013 to capitalize on opportunities resulting from the decline in European bank lending and our significant industry experience, knowledge and deep relationships across the Continent.  The strategy seeks to achieve attractive, risk-adjusted absolute returns by making primary investments in high-yielding debt or preferred equity of healthy European companies that require liquidity for acquisitions, buyouts of minority investors, debt restructurings, recapitalizations or acquisitions of hard assets.  Such investments are not expected to result in substantial influence or control. Our goal is to target a concentrated portfolio of direct loans to middle-market companies resulting from unique proprietary lending opportunities generated by the European Principal Group (the “EPG”).  The strategy invests primarily in industries in which the EPG has existing portfolio companies or experience, with a particular emphasis on capital-intensive sectors where a lack of bank financing has created an opportunity to acquire assets at a significant discount or to extend credit at attractive rates.  Typically we are the sole lender in our direct-lending transactions, and we rarely participate in sponsor-backed transactions or competitive auctions.
Emerging Markets Debt Total Return
As a step-out to our Emerging Markets Opportunities strategy, in 2015 we introduced Emerging Markets Debt Total Return to third-party investors to capitalize on the nascent market of stressed credits falling out of the investment-grade and high yield fixed income emerging markets universe.  The strategy invests primarily in performing emerging market credit-oriented investments on an unlevered basis, seeking to achieve an attractive total return by taking advantage of market inefficiencies and geopolitical complexities in the emerging markets credit universe.

Multi-Strategy Credit
We have been managing multi-strategy fixed income portfolios since 1998, strategically allocating clients’ capital in a number of our liquid and illiquid credit strategies. In 2017, we introduced our first Multi-Strategy Credit Fund, which provides our clients access to Oaktree’s more liquid credit strategies, including high yield bonds, senior loans, emerging markets debt, real estate debt securities, structured credit and convertible bonds. The strategy seeks to take advantage of changing market conditions by investing flexibly in various liquid credit opportunities based on our assessment of relative value. Our goal is to generate attractive current income and total return while limiting volatility through diversification.
Convertible Securities
Convertible securities are part debt and part equity. By applying our risk-control investment approach to these securities, we attempt to capture most of the returns of equities in rising markets and to outperform equities in flat or down markets. Our goal is to capture the vast majority of the performance of equities over full market cycles with reduced volatility and/or substantially outperform straight bonds with similar levels of risk. To reduce risk, we broadly diversify and focus on convertibles that provide pronounced downside protection. We manage three convertible securities strategies that focus on different regions and market sections – U.S., non-U.S. and “high income” convertibles. High income (or “busted”) convertibles offer a unique combination of high current yield and yield-to-maturity, plus the potential for significant equity-driven capital appreciation.
Distressed Debt
Distressed Debt
Our Distressed Debt team was an industry pioneer and has been one of its leaders since the inception of the strategy in 1988. The team focuses primarily on investments in distressed companies that are perceived to have substantial asset values or business franchises, and are in industries going through periods of transition or dislocation. Our approach seeks to combine protection against loss, which generally comes from buying claims on assets at bargain prices, with the substantial gains to be achieved by returning companies to financial viability through restructuring. We take an opportunistic approach to investing, with the flexibility and expertise to choose from a broad range of investments, including leveraged loans, bonds, equity securities, companies or hard assets. We have had investment teams in the United States and Europe for many years and recently have expanded our geographic reach by adding an investment team in Asia.
Value Opportunities
We launched Value Opportunities in 2007 for investors who had expressed interest in a more liquid version of the Distressed Debt strategy. The fund is managed by the Distressed Debt team and invests mainly in distressed debt, stressed debt and other value-oriented investments for which there is a liquid market. Inasmuch as the strategy is intended to be opportunistic, the composition of the portfolio is designed to capitalize on changing market conditions. In general, the strategy employs similar strategies and tactics with regard to distressed investments as the Distressed Debt strategy, but it may be more aggressive and more oriented to short selling and short-term trading (and may make greater use of leverage and derivatives) with respect to its non-distressed investments.
Emerging Markets Opportunities
We launched the Emerging Markets Opportunities strategy in 2012 as an expansion of our Distressed Debt strategy. The strategy targets stressed, distressed and other value-oriented fixed income, hybrid and equity investments in emerging markets. In contrast to developed markets, macroeconomic events, political crises and a misunderstanding among many investors of emerging market complexities give rise to more pronounced disruptions and an enhanced opportunity set for us to take advantage of such opportunities. The strategy is managed by a U.S.-based group that leverages our Distressed Debt team’s experience and expertise, and employs an established, flexible external network of local advisers to enhance deal flow, access local market intelligence and address the intricacies of jurisdictional differences and industry and local regulatory developments.

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
Infrastructure Investing
In August 2014, we acquired the Highstar Capital team and certain Highstar entities (collectively “Highstar”) to facilitate the expansion of our Power Opportunities strategy and to help us capitalize on the growing need for private capital to support the renovation, replacement and creation of critical transportation and energy infrastructure.  Highstar was founded in 2000 and was an early entrant into infrastructure investing.  Oaktree’s Infrastructure Investing strategy seeks to leverage our team’s expertise to capitalize on evolving industry dynamics by originating, owning and operating infrastructure and related investments, particularly in the transportation and energy sectors.  Leveraging the team’s deep experience and long standing relationships in these respective industries, the strategy targets investments where we see the potential to add significant value, principally through our operational, managerial, industry, risk management and financial expertise.

Real Estate
Real Estate Opportunities
The Real Estate team targets a wide range of global investment opportunities across all areas of this asset class, with an emphasis on debt or equity investments in commercial real estate, corporate real estate, structured finance, commercial non-performing loans, residential real estate and non-U.S. real estate. Investments may include direct property investments; investments in real estate-related corporations; commercial mortgage-backed securities and related securities; residential land, assets and loan pools; small-balance commercial loan pools; and non-U.S. investments. With dedicated real estate professionals in the U.S., Japan, Hong Kong, South Korea and the U.K., the team benefits from Oaktree’s multi-disciplinary strengths and global footprint. The team also occasionally pursues development opportunities with aligned, high-quality partners.
Real Estate Debt
Our management of the Oaktree PPIP Fund, organized pursuant to the U.S. Treasury Department’s program to address troubled real estate-related assets during the 2007-2008 global financial crisis, spurred us to offer Real Estate Debt as a successor strategy in 2012. The Real Estate Debt strategy seeks to achieve attractive risk-adjusted returns and produce current income by investing in real estate-related debt that is not anticipated to result in control of the underlying asset. The strategy specializes in debt-driven opportunities similar to that of the Real Estate strategy (e.g., commercial real estate, real estate-related corporate investments, structured finance, commercial non-performing loans, residential real estate and non-U.S. real estate), and invests in commercial mortgage-backed securities, commercial and residential mortgages, mezzanine loans, and corporate debt.
Real Estate Income
In 2016, we launched the Real Estate Income strategy as a step-out of the Real Estate Opportunities strategy to expand the reach of our real estate platform through investments that have the potential to provide stable income and attractive risk-adjusted returns, but do not have the requisite distress or total return profile to be a candidate for our Real Estate Opportunities funds. The strategy seeks to achieve superior risk-adjusted returns through investments in high-quality real estate assets with an emphasis on income and long-term growth, and targets commercial real estate assets, with a particular emphasis on office, multifamily, industrial and retail properties. It also considers debt and other income-producing investments on a limited basis.
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
Value Equities
We launched the Value Equities strategy to third-party investors in 2014 as a step-out from our Distressed Debt platform. Similar to our Distressed Debt and Value Opportunities strategies, Value Equities employs a bottom-up, value-oriented investment approach focused on long-term principal appreciation and preservation of capital. The strategy seeks to achieve attractive, risk-adjusted returns by opportunistically assembling and managing an unleveraged, concentrated portfolio of stressed, post-reorganization and deep value equities that offer asymmetric return profiles across industries, market capitalizations and geographies within developed markets.

Our Investment Performance
Our investment professionals have generated impressive investment performance through multiple market cycles. As of December 31, 2017, our incentive-creating closed-end funds had produced a since-inception aggregate gross IRR of 18.9% on approximately $78 billion of drawn capital. Of the 59 such closed-end funds we manage with greater than 18 months of performance, 58 had positive net IRRs as of December 31, 2017, an achievement that reflects, among many factors, our practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities.
Information regarding our most significant and longest-managed closed-end funds is shown below, as of or for the periods ended December 31, 2017. Please see “Fund Data” below for more information regarding the performance of our closed-end funds.

	Strategy Inception / Vintage	Total Drawn Capital	IRR Since Inception		Multiple of Drawn Capital
			Gross	Net
		(in millions)

Distressed Debt funds	1988	$41,496	22.0%	16.2%	1.7x
Real Estate Opportunities funds	1994	7,429	15.6	11.9	1.8
Oaktree Special Situations Fund	2015	550	43.0	23.8	1.4
Other Special Situations funds (1)	1994	10,184	13.1	9.4	1.9
European Principal funds (2)	2006	6,574	13.6	9.1	1.7
Power Opportunities funds	1999	2,348	34.5	26.3	2.1
U.S. Private Debt funds	2001	3,850	13.0	8.7	1.4
Sub-total		72,431
Other funds		19,174
Total		$91,605

(1)	The figures shown exclude the performance of Oaktree Special Situations Fund.

(2)	All figures are based on the conversion of amounts or cash flows from euros to USD using the December 31, 2017 spot rate of $1.20.
Performance of our open-end funds is in part measured in relation to applicable benchmark returns. Our emphasis on risk control and credit selection has generally led to outperformance in challenging markets and over full market cycles. Information regarding our open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2017. Please see “Fund Data” below for more information regarding the performance of our open-end funds.

	Strategy Inception	AUM	Since Inception as of December 31, 2017
			Annualized Rates of Return			Sharpe Ratio
			Oaktree		Relevant Benchmark (Gross)	Oaktree Gross	Relevant Benchmark (Gross)
			Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$16,432	9.3%	8.7%	8.3%	0.81	0.57
Global High Yield Bonds	2010	4,403	7.4	6.9	7.0	1.17	1.14
European High Yield Bonds	1999	1,013	8.1	7.6	6.4	0.73	0.46
U.S. Convertibles	1987	2,668	9.4	8.8	8.3	0.50	0.38
Non-U.S. Convertibles	1994	1,469	8.4	7.8	5.5	0.80	0.41
High Income Convertibles	1989	1,119	11.3	10.5	8.2	1.07	0.61
U.S. Senior Loans	2008	1,322	6.1	5.5	5.2	1.12	0.66
European Senior Loans	2009	1,753	7.8	7.3	8.5	1.69	1.69
Emerging Markets Equities	2011	4,055	3.2	2.4	2.6	0.16	0.14

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
As of December 31, 2017, our $100.2 billion of AUM was divided by client type and geographic origin as follows:

AUM by Client Type	AUM	%	AUM by Client Location	AUM	%
	(in millions)			(in millions)

Public funds	$22,699	23%	Americas	$70,922	71%
Corporate and corporate pension	22,217	22	Europe, Middle East & Africa	17,307	17
Intermediary distribution	11,043	11	Asia Pacific	11,999	12
Insurance companies	9,585	10	Total	$100,228	100%
Sovereign wealth funds	7,732	8
Endowments / foundations	5,355	5
Private – high net worth / family office	5,106	5
Oaktree & affiliates	4,092	4
Fund of funds	2,917	3
Unions	2,155	2
Other	7,327	7
Total	$100,228	100%

Our extensive in-house global Marketing and Client Relations groups, comprised of 85 individuals, 43 of which are dedicated to relationship management, sales and client service in Europe, the Middle East, Asia/Pacific and the Americas, appropriately reflects the increasingly global composition of our client base.  This team is augmented by 10 product specialists and 32 dedicated support staff across the areas of due diligence services, product management and programming.

Employees
We strive to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among our employees. We consider our labor relations to be good. As of December 31, 2017, we had 930 employees, categorized as follows:

	All Employees	Employee Owners (1)	Employees Located Outside the U.S.
Investment professionals	297	197	100
Other professionals	486	97	77
Support staff	147	—	41
Total	930	294	218

(1)	Represents employees that have received grants of Class A or OCGH units under our equity incentive plans.
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
The diagram below depicts our organizational structure as of February 12, 2018.

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
• 13,000 Class A units (0.01% economic interest)(2)
• 85,968,924 Class B units (no economic interest)
• 92.4% combined voting interest
Oaktree Capital Group, LLC
• 70,284,761 Class A units (45.0% economic interest)(2)
• 7.6% voting interest
55.0% economic interest in Oaktree Operating Group (3)
45.0% economic interest in Oaktree Operating Group
Oaktree Holdings, LLC
Oaktree Holdings, Inc.
Oaktree Holdings, Ltd. (Cayman Islands)
Oaktree AIF Holdings, Inc. (4)
Intermediate Holding Companies
Oaktree Capital I, L.P. (5)
Oaktree Capital II, L.P.
Oaktree Investment Holdings, L.P.
Oaktree Capital Management, L.P.
Oaktree Capital Management (Cayman), L.P. (Cayman Islands)
Oaktree AIF Investments, L.P.
Oaktree Operating Group
Oaktree Funds

______________________

(1)
Holds 100% of the Class B units and 0.02% of the Class A units, which together represent 92.4% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives. Oaktree Capital Group Holdings GP, LLC also acts as our manager and in that capacity has the authority to designate all the members of our board of directors for so long as the Oaktree control condition is satisfied.

(2)
The percent economic interest represents the applicable number of Class A units as a percentage of the Oaktree Operating Group units. As of February 12, 2018, there were 156,266,685 Oaktree Operating Group units outstanding.

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
Our publicly-traded BDCs and open-end mutual funds are subject to the rules and regulations applicable to investment companies under the U.S. Investment Company Act of 1940 (as amended, the “Investment Company Act”). We are required to invest such funds’ assets in accordance with limitations under the Investment Company Act and applicable provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). We also have received exemptive relief from the SEC that allows our BDCs to co-invest with each other and other Oaktree funds, subject to compliance with certain conditions. In addition, we are required to file periodic and annual reports on behalf of such funds with the SEC. Furthermore, advisers to mutual funds have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty.
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
The SEC and other regulators have in recent years increased their regulatory activities in respect of asset management firms. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, imposes significant regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions);

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
Non-GAAP Financial and Other Information
Non-GAAP financial and other information for the years ended December 31, 2017, 2016 and 2015 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” included elsewhere in this annual report.
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

Closed-end Funds

			As of December 31, 2017
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)	TBD	—	$8,872	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	81	54	703	81	2,556	3,450	—	136	2,029	41.2%	25.3%	1.5x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	545	1,671	3,940	4,116	—	—	4,994	5.5	2.9	1.2
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	771	2,020	1,443	1,631	52	—	1,832	8.4	5.5	1.4
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	590	1,441	256	248	16	—	165	13.5	11.1	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,456	5,843	1,121	1,123	165	313	538	12.8	9.0	1.6
Special Account A	Nov. 2008	Oct. 2012	253	nm	100	309	514	48	47	52	9	—	28.0	22.7	2.3
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	8,973	17,844	973	828	1,554	190	—	21.9	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,472	4,742	328	411	85	—	491	10.2	7.5	1.5
Legacy funds (8).	Various	Various	12,495	nm	100	10,461	22,923	33	—	1,557	7	—	23.6	18.5	1.9
													22.0%	16.2%
Real Estate Opportunities
Oaktree Real Estate Opportunities Fund VII (9)(10)	Jan. 2016	Jan. 2020	$2,921	63%	15%	$232	$236	$434	$2,604	$—	$45	$220	nm	nm	1.8x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,282	1,780	2,179	1,676	22	226	1,703	15.5%	10.5%	1.6
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	985	1,968	300	153	130	57	—	17.4	12.9	1.9
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	203	378	89	—	4	16	14	14.9	12.8	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	392	759	83	64	58	17	—	15.9	10.8	2.0
Legacy funds (8).	Various	Various	2,341	nm	99	2,010	4,324	2	—	232	—	—	15.2	11.9	1.9
													15.6%	11.9%
Real Estate Debt
Oaktree Real Estate Debt Fund II (9)(11)	Mar. 2017	Mar. 2020	$1,237	47%	13%	$6	$9	$153	$584	$—	$1	$150	nm	nm	1.1x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	81	157	507	552	594	6	17	425	24.9%	18.8%	1.3
Oaktree PPIP Fund (12) .	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Real Estate Income (13)
Special Account G (9)(11)	Oct. 2016	Oct. 2020	$615	66%	66%	$39	$40	$405	$384	$—	$8	$387	nm	nm	1.1x

European Principal (14)
Oaktree European Principal Fund IV (7)(9)	Jul. 2017	Jul. 2022	€1,119	77%	54%	€(15)	€2	€584	€1,090	€—	€—	€610	nm	nm	1.0x
Oaktree European Principal Fund III	Nov. 2011	Nov. 2016	€3,164	nm	85	€2,200	€1,104	€3,845	€2,682	€—	€427	€2,603	19.4%	13.3%	1.9
OCM European Principal Opportunities Fund II	Dec. 2007	Dec. 2012	€1,759	nm	100	€399	€1,866	€264	€599	€29	€—	€715	8.4	4.3	1.4
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.6%	9.1%

			As of December 31, 2017
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)
Power Opportunities
Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	$1,106	65%	65%	$53	$1	$770	$1,078	$—	$—	$777	13.3%	7.0%	1.1x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	66	505	650	559	369	24	73	268	22.5	14.5	1.8
Legacy funds (8).	Various	Various	1,470	nm	63	1,689	2,616	—	—	123	—	—	35.1	27.4	2.8
													34.5%	26.3%
Special Situations (15)
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	$1,377	88%	48%	$174	$159	$675	$1,262	$—	$34	$552	43.0%	23.8%	1.4x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$481	$1,674	$1,393	$1,621	$50	$—	$2,099	7.6%	3.5%	1.3x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	200	413	247	276	21	—	268	10.6	7.4	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	3,068	5,887	509	—	450	148	—	12.6	9.1	2.1
Legacy funds (8).	Various	Various	3,701	nm	100	2,710	6,404	7	—	405	1	—	14.4	11.1	1.8
													13.1%	9.4%
Infrastructure Investing
Highstar Capital IV (16).	Nov. 2010	Nov. 2016	$2,000	nm	100%	$498	$696	$1,802	$1,329	$—	$2	$1,939	12.1%	7.7%	1.4x

European Private Debt (14)
Oaktree European Capital Solutions Fund (7)(11)	Dec. 2015	Dec. 2018	€703	77%	58%	€19	€155	€247	€264	€—	€2	€243	10.1%	6.3%	1.1x
Oaktree European Dislocation Fund	Oct. 2013	Oct. 2016	€294	nm	57	€39	€182	€39	€24	€2	€4	€18	20.5	14.6	1.3
Special Account E	Oct. 2013	Apr. 2015	€379	nm	69	€63	€295	€29	€13	€4	€6	€7	14.2	11.0	1.3
													14.8%	10.8%
U.S. Private Debt (17)
Oaktree Mezzanine Fund IV (11)	Oct. 2014	Oct. 2019	$852	64%	64%	$78	$90	$535	$511	$—	$11	$519	11.9%	8.5%	1.2x
Oaktree Mezzanine Fund III (18).	Dec. 2009	Dec. 2014	1,592	nm	89	437	1,542	318	339	15	28	270	15.0	10.4 / 8.6	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	488	1,504	91	—	—	—	166	10.9	7.4	1.6
OCM Mezzanine Fund (19).	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.0%	8.7%
Emerging Markets Opportunities
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2017	$384	nm	78%	$112	$212	$198	$140	$—	$20	$149	16.4%	11.0%	1.5x
Special Account F	Jan. 2014	Sep. 2017	253	nm	96	74	187	129	127	—	15	95	16.0	11.4	1.4
									30,576	(13)	1,901	(13)	16.2%	11.2%
							Other (18)		8,114		2
							Total (19)		$38,690		$1,903

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings, if any, outstanding, under a fund-level credit facility where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended December 31, 2017 was $1.2 billion.

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

(9)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through December 31, 2017 was less than 18 months.

(10)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(11)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of December 31, 2017 management fee-generating AUM included only that portion of committed capital that had been drawn.

(12)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(13)	Effective August 2017, the Real Estate Value-Add strategy was renamed Real Estate Income.

(14)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the December 31, 2017 spot rate of $1.20.

(15)
Effective November 2016, the Global Principal strategy was renamed Special Situations. The aggregate gross and net IRRs presented for this strategy exclude the performance of Oaktree Special Situations Fund.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of December 31, 2017, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) amount shown for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

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

(21)
The total excludes one closed-end fund with management fee-generating AUM aggregating $155 million as of December 31, 2017, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Dec. 31, 2017	Year Ended December 31, 2017			Since Inception through December 31, 2017
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$16,428	6.1%	5.5%	6.9%	9.3%	8.7%	8.3%	0.81	0.57
Global High Yield Bonds	2010	4,377	6.7	6.2	7.5	7.4	6.9	7.0	1.17	1.14
European High Yield Bonds	1999	1,012	7.5	7.0	8.2	8.1	7.6	6.4	0.73	0.46
U.S. Convertibles	1987	2,668	9.1	8.6	13.7	9.4	8.8	8.3	0.50	0.38
Non-U.S. Convertibles	1994	1,468	8.9	8.3	3.7	8.4	7.8	5.5	0.80	0.41
High Income Convertibles	1989	1,091	7.6	6.8	7.0	11.3	10.5	8.2	1.07	0.61
U.S. Senior Loans	2008	1,311	4.6	4.1	4.2	6.1	5.5	5.2	1.12	0.66
European Senior Loans	2009	1,753	2.9	2.4	3.3	7.8	7.3	8.5	1.69	1.69
Emerging Markets Equities	2011	4,024	34.7	33.7	37.3	3.2	2.4	2.6	0.16	0.14
Multi-Strategy Credit (2)	2017	702	nm	nm	nm	nm	nm	nm	nm	nm
Other		354
Total		$35,188

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)
Performance is not considered meaningful (“nm”) as the period from the initial capital contribution through December 31, 2017 was less than 18 months. As a result, returns for the relevant benchmark and the Sharpe Ratio have been excluded.

Evergreen Funds

		As of December 31, 2017				Year Ended December 31, 2017		Since Inception through December 31, 2017
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)

Strategic Credit (2).	2012	$5,087	$4,672	$1	(3)	14.2%	11.1%	9.4%	6.9%
Value Opportunities	2007	1,102	1,028	—	(3)	10.7	8.5	9.6	5.8
Emerging Markets Debt (4)	2015	896	315	5	(3)	19.0	14.9	16.6	13.0
Value Equities (5)	2012	461	430	—	(3)	34.3	25.3	22.0	16.0
			6,445	6
Other (6)			262	6
Restructured funds			—	5
Total (2)			$6,707	$17

(1)	Returns represent time-weighted rates of return.

(2)
Includes our publicly-traded BDCs and one closed-end fund with $135 million and $155 million of AUM and management fee-generating AUM, respectively. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude our publicly-traded BDCs.

(3)
For the year ended December 31, 2017, gross incentive income recognized by Oaktree totaled $14.2 million for Strategic Credit, $5.5 million for Value Opportunities, $8.4 million for Emerging Markets Debt and $15.6 million for Value Equities.

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
Our business and the businesses in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, political uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). The detrimental impact to the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 serves as an example of how global market conditions can cause uncertainty and instability for investment management businesses. Concerns over increasing interest rates, particularly short-term rates, growing debt loads for certain countries, uncertainty in the global regulatory environment, and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, all highlight the fact that economic conditions remain unpredictable. Such unpredictability could create volatility in the debt financing market and could negatively impact our business. Fluctuations in the foreign exchange value of the U.S. dollar could also result in financial market dislocations that could negatively impact deal finance conditions. These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives.
The economic environment in the past has resulted in, and may in the future result in, decreases in the market value of certain publicly-traded securities held by some of our funds. Illiquidity in certain portions of the financial markets could adversely affect the pace of realization of our funds’ investments or otherwise restrict the ability of our funds to realize value from their investments, thereby adversely affecting our ability to generate incentive or investment income. There can be no assurance that conditions in the global financial markets will not deteriorate and/or adversely affect our investments and overall performance.
Our profitability may also be adversely affected by our fixed costs, such as the compensation and expenses of our staff, lease payments on our office space, interest payments on our debt, development of, and maintenance on, our information technology and infrastructure, and the possibility that we would be unable to scale back other costs and otherwise redeploy our resources within a time frame sufficient to match changes in market and economic conditions to take advantage of the opportunities that may be presented by these changes. As a result, we may not be able to adjust our resources to take advantage of new investment opportunities that may be created as a result of specific dislocations in the market.
Our business depends in large part on our ability to raise capital from investors. If we were unable to raise such capital, we would be unable to collect management fees or deploy such capital into investments, which would materially reduce our revenues and cash flow and adversely affect our financial condition.
Our ability to raise capital from investors depends on a number of factors, including many that are outside our control. These include the general economic environment and the number of other investment funds being raised at the same time by our competitors that are focused on the same or similar investment strategies as our funds. Additionally, investors may reduce (or even eliminate) their investment allocations to alternative investments, including closed-ended private funds and hedge funds. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our funds may decline to invest in future funds we raise, and investors in our open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds’ performance, both on a standalone basis and relative to market benchmarks and our competitors, and our ability to raise capital for existing and future funds and avoid excessive redemptions depends on our funds’ relative and absolute performance. To the extent economic and market conditions deteriorate, we may be unable to raise sufficient amounts of capital to support the investment activities of future funds.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, funds-of-one and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability. Moreover, certain institutional investors are demonstrating a preference to make direct investments in alternative assets without the assistance of private equity advisers like us. Such institutional investors may become our competitors and could cease to be our clients. As some existing investors cease or significantly curtail making commitments to alternative investment funds, we may need to identify and attract new investors in order to maintain or increase the size of our investment funds. There are no assurances that we can find or secure capital commitments from new investors. If economic conditions were to deteriorate or if we are unable to find new investors, we might raise less than our desired amount for a given fund.
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
We have experienced departures of key investment professionals in the past and will do so in the future. Any of those departures could have a negative impact on our ability to achieve our investment objectives. Indeed, the departure for any reason of any of our most senior professionals, such as Howard Marks or Bruce Karsh, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key person” provisions in the documentation governing certain of our closed-end funds, which would permit the limited partners of those funds to suspend or terminate the funds’ investment periods or withdraw their capital prior to expiration of the applicable lock-up date. Our key person provisions vary by both strategy and fund and, with respect to each strategy and fund, are typically tied to multiple individuals, meaning that it would require the departure of more than one individual to trigger the key person provisions. If key person provisions were triggered for all of our closed-end funds with such provisions, and the investment periods for the closed-end funds were terminated, such terminations would, as of December 31, 2017, result in a $19.4 billion decrease in AUM. As a part of a restructuring in May 2007, our senior employees exchanged their direct or indirect ownership interest in Oaktree Capital Management, LLC, our predecessor company (“OCM”), for a new interest in OCGH that vested over time. Because 100% of these interests have vested, affected employees may be less motivated to remain at Oaktree.
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
Our revenues are highly volatile due to the nature of our business, and we may not experience steady earnings growth, each of which may cause the value of interests in our business to be variable.
Our non-GAAP revenues and cash flow are highly volatile, primarily due to the fact that the incentive income we receive from our funds and the investment income we recognize on our corporate investments in funds and companies, which individually and collectively account for a substantial portion of our income, are highly volatile. In the case of our closed-end funds, our incentive income is recognized only when it is fixed or determinable under the Method 1 approach offered by generally accepted accounting principles in the United States (“GAAP”), which typically occurs in a sporadic and unpredictable fashion. For purposes of adjusted net income, incentive income is recognized when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same incentive income is recognized under Method 1. In addition, we are generally entitled to incentive income (other than tax distributions, which are treated as incentive income) only after all contributed capital and profits representing, typically, an 8% annual preferred return on that capital have been distributed to our funds’ limited partners. In the case of certain evergreen funds, we are generally entitled to receive an annual incentive payment based upon the increase in NAV attributable to or the net profit allocated to a limited partner during a particular calendar year, subject to a high-water mark or a preferred return hurdle. Given that the investments made by our funds may be illiquid or volatile and that our investment results and the pace of realization of our investments will vary from fund to fund and period to period, our incentive income likely will vary materially from year to year.
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
As noted above, the timing and amount of incentive income generated by our funds are uncertain and will contribute to the volatility of our net income. Incentive income depends on our funds’ investment performance and opportunities for realizing gains, which may be limited. In addition, it takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale, recapitalization or other exit event. Even if an investment proves to be profitable, it may be several years or longer before those profits can be realized in cash or other manner of payment. We cannot predict when, or if, any realization of investments will occur. If we have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter, which may not be replicated in subsequent quarters.
A small number of our open-end funds and certain evergreen funds also generate performance-based revenues based on their investment returns as compared with a specified market index or other benchmark. As a result, we may not earn a performance fee in a particular period even if the fund had a positive return. The incentive income and performance fee revenues we earn are therefore dependent on, among other factors, the NAV of the fund and, in certain cases, its performance relative to its benchmark, which may lead to volatility in our quarterly or annual financial results.
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

•
new and additional costs and expenses attributable to our operations, including our operations as a public company, as an adviser to mutual funds and business development companies, and as a company within an extensively regulated industry;

•	increases in non-cash compensation charges relating to the vesting of OCGH and Class A units; and

•	changes in corporate income tax affecting the income of certain of our Intermediate Holding Companies that are taxed as corporations for U.S. federal income tax purposes.
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

Our failure to deal appropriately with conflicts of interest or inter-fund governance matters could damage our reputation and adversely affect our business.
As we have expanded the number and scope of our strategies and distribution channels, including advising registered mutual funds and business development companies, we increasingly confront potential conflicts of interest that we need to manage and resolve. In our view, conflicts of interest may describe two types of potential situations: (i) where the interests of the funds we manage (or the investors in such funds) may conflict with one another; and (ii) where our interests, as manager or adviser, may conflict with the interests of our funds or our clients.
Examples of potential inter-fund conflicts include: (i) the allocation of investment opportunities in situations where the investment focus of one or more of our funds overlaps (including certain instances in which funds registered under the Investment Company Act may be precluded from participating in certain opportunities as a result of regulatory restrictions applicable to companies with multiple types of funds with overlapping investment focuses); (ii) opportunities to co-invest directly alongside a fund that are offered to certain fund investors rather than to other Oaktree funds or other fund investors; (iii) investments by different funds at different levels of the capital structure of the same issuer; (iv) receipt of material, non-public information regarding an issuer by one strategy where another strategy does not wish to be restricted in trading the securities of that issuer; and (v) investments by a fund into a portfolio company held or controlled by another fund. Over time we have developed general guidelines or a course of conduct to manage these potential inter-fund governance matters, including, recently establishing an inter-fund governance work group and standing committee composed of certain senior officers from our non-investment groups, including our legal and compliance departments. We seek to resolve such governance issues in good faith and with a view to the best interests of all of our clients, but there can be no assurance that we will make the correct judgment or that our judgment will not be questioned or challenged.
In addition to the potential for conflict among our funds, we face the potential for conflict between us and our funds or clients. These conflicts may include: (i) personal trading by our personnel in the securities of issuers held by one or more of our funds; (ii) the allocation of investment opportunities among funds with different incentive fee structures, or where Oaktree personnel have invested more heavily in one fund than another; (iii) the use of subscription lines by our funds, which, among other things, may cause fund investors to indirectly bear interest expense when such investors would prefer to contribute capital and avoid the interest expense; and (iv) the determination of what constitutes fund-related expenses and the allocation of such expenses between our advised funds and us. We maintain internal controls and various policies and procedures, including oversight, codes of ethics and conduct, compliance systems and communication tools, to identify, prevent, mitigate or resolve conflicts of interest that may arise. Notwithstanding these efforts, it is possible that perceived or actual conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and any mistake could potentially create liability or damage our reputation. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
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
The increasing number of investment managers dedicated to our markets and the increasing amount of capital available to them have made it more difficult to identify market opportunities in which to invest, and this could lead to a decline in our returns on investments.
The asset management market has grown at a rapid pace during the last several years, leading to substantial growth in assets under management in our industry. Our success in the past has largely been a result of our ability to identify and exploit non-mainstream markets with the potential for attractive returns. Although investment managers worldwide have expanded the range of their investments in terms of transaction sizes, industries and geographical regions, there are a finite number of available investment opportunities at any given time. Particularly in strong economic times, the most attractive opportunities generally are pursued by an increasing number of managers with increasing amounts to invest and, as a result, it is sometimes difficult for us to identify markets that are capable of generating attractive investment returns. If we are unable to identify a sufficient number of attractive investment opportunities in the future, our returns will decline. This development would have an adverse impact on our AUM and on our results of operations.
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
In recent years, the scope and relative share of our non-U.S. operations have grown significantly. As of December 31, 2017, we, our affiliates and affiliates of our funds had offices in 14 cities outside the United States, housing over one-fifth of our personnel. This rapid growth has placed and may continue to place significant demands on our business infrastructure. Pursuing investment opportunities outside the United States presents challenges not faced by U.S. investments, such as different legal, tax and regulatory regimes and currency fluctuations, which require additional resources to address. In addition, in conducting business in these jurisdictions, we are often faced with the challenge of ensuring that our activities are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act and the U.S. Foreign Corrupt Practices Act (“FCPA”). Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing international clients means that we must comply with foreign laws governing the sale of interests in our funds, different investor reporting and information processes and other requirements. As a result of these and other challenges, we are required to continuously develop our systems and infrastructure in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. Moreover, this growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage our expanding international operations effectively or that we will be able to continue to grow this part of our business, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
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
We actively consider the opportunistic expansion of our business, both geographically and into new investment strategies. For example, in recent years we have focused on expanding into products for real estate, senior loans, listed equities, corporate debt, collateralized loan obligations, infrastructure investments, and direct lending. Additionally, we have focused on broadening our distribution channels, including joint ventures and other strategic partnerships, subadvisory and retail and high net worth offerings. For example, in 2014 we launched our first directly advised mutual fund registered under the Investment Company Act, and in 2017 we completed a transaction in which we became the new investment adviser to two BDCs: Oaktree Specialty Lending Corporation (NASDAQ: OCSC) and Oaktree Strategic Income Corporation (NASDAQ: OCSI). These and other expansion efforts may result in adding personnel and growing investment teams. We may not be successful in any such attempted expansion. Attempts to expand our business involve a number of special risks, including some or all of the following:

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
The SEC oversees the activities of our subsidiary Oaktree Capital Management, L.P. as a registered investment adviser under the Advisers Act, the activities of certain mutual funds registered under the Investment Company Act that are advised or sub-advised by us and the activities of our BDCs. In particular, the SEC and its staff have focused on issues relevant to alternative asset management firms in recent years, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against such firms, their principals and their employees. Recently, the SEC has announced that the 2018 examination priorities for the Office of Compliance Inspections and Examinations (“OCIE”) include such items as cybersecurity compliance and controls and anti-money laundering controls, among others. Additionally, the CFTC and the NFA oversee the activities of Oaktree Capital Management, L.P. as a registered commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) under the Commodity Exchange Act. The SEC and FINRA oversee the activities of our subsidiary OCM Investments, LLC as a registered broker-dealer. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.
We have and may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. In 2014, we launched our first directly advised mutual funds and in 2017 we became the new investment adviser to the BDCs, which are subject to the rules and regulations applicable to investment companies and business development companies, respectively, under the Investment Company Act. We are required to invest our mutual funds’ assets in accordance with limitations under the Investment Company Act and applicable provisions of the Internal Revenue Code of 1986 (the “Code”). In addition, we are required to file periodic and annual reports with the SEC and may also be required to comply with the applicable provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Furthermore, advisers to mutual funds and business development companies have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds and business development companies a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty.
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
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. A failure to comply with the applicable obligations imposed by the Advisers Act and the Investment Company Act, including recordkeeping, custody, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. Similarly, a failure to comply with the obligations imposed by the Commodity Exchange Act, including recordkeeping, reporting requirements, disclosure obligations and prohibitions on fraudulent activities, could also result in investigations, sanctions and reputational damage. We are involved regularly in trading activities that implicate a broad number of U.S. securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation.
Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiary as an investment adviser, CPO, CTA or registered broker-dealer. The regulations to which our business is subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our Class A unitholders. Even if a sanction imposed against us, one of our subsidiaries or our personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the extent they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
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
The Iran Threat Reduction and Syrian Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran. Section 219 of ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports specified dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In January 2016, the United States entered into the Joint Comprehensive Plan of Action (the “JCPOA”) with Iran and several other countries. The JCPOA set up the framework for scaling back some of the U.S. sanctions towards Iran – the most notable change being the issuance of General License H which allows for foreign subsidiaries of U.S. companies to engage in dealings or transactions that are otherwise prohibited for their U.S. parent and which had previously been disallowed under the ITRA. These changes, however, did not amend the SEC reporting requirements. In some cases, the ITRA requires companies to disclose transactions even if they were permissible under U.S. law or were conducted outside of the United States by a foreign affiliate. Should we be required to file such a disclosure, the SEC will post notice of the filing on its website and make a report to the U.S. President and certain U.S. Congressional committees. The U.S. President must then undertake an investigation to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, could harm our reputation and have a negative impact on our business.  Additionally, any imposition of sanctions on us or our affiliates could harm our reputation and have a negative impact on our business, financial condition and results of operations.
Regulatory changes in the United States, regulatory compliance failures and the effects of negative publicity surrounding the financial industry in general could adversely affect our reputation, business and operations.
The business in which we operate both in and outside the United States may be subject to new or additional regulations from time to time. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, in recent years, senior officials at the SEC have shown a willingness to pursue even violations that could be viewed as minor on the theory that publicly pursuing smaller matters will reduce the prevalence of larger matters.
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
The Dodd-Frank Act established a ten-member Financial Stability Oversight Council (the “Council”), an interagency body chaired by the Secretary of the Treasury, to identify and manage systemic risk in the financial system and improve interagency cooperation. Under the Dodd-Frank Act, the Council has the authority to review the activities of certain nonbank financial firms engaged in financial activities that are designated as “systemically important,” meaning, among other things, that the distress of the financial firm would threaten the stability of the U.S. economy. While no asset managers have been designated to date, if we were to be designated, it would result in increased regulation of our business, including higher standards on capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and annual stress tests by the Federal Reserve.

On December 10, 2013, the Federal Reserve and other federal regulatory agencies issued final rules implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits depository institution holding companies (including foreign banks with U.S. branches, agencies or commercial lending companies and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities from investing in or sponsoring private equity funds or hedge funds and from engaging in certain other proprietary activities, subject to various exemptions and exceptions.
Pursuant to the Dodd-Frank Act, the SEC adopted a rule requiring investment advisers registered or required to register with the SEC under the Advisers Act that advise one or more private funds and have at least $150 million in private fund AUM to periodically file reports on Form PF. Under the rule, large private fund investment advisers, or advisers with at least $1.5 billion in AUM attributable to hedge funds and advisers with at least $2.0 billion in AUM attributable to private equity funds, are subject to more detailed and in certain cases more frequent reporting requirements. As a result of this rule we file quarterly reports on Form PF, which has resulted in substantial administrative costs and requires a significant amount of time and attention to be spent by our personnel.
In addition, the CFTC repealed CFTC Regulation 4.13(a)(4), an exemption from registration as a CPO, on which we previously relied in operating our funds. As a result, one of our subsidiaries, Oaktree Capital Management, L.P., has registered with the CFTC as a CPO and CTA with respect to the management of our funds. In connection with such registrations, we also rely on the CFTC’s Regulation 4.7 exemption, which provides a CPO and a CTA relief from certain of the Commodity Exchange Act’s disclosure, reporting and recordkeeping requirements applicable to CPOs and CTAs, subject to certain conditions. The operators of funds relying upon the exemption provided by CFTC Regulation 4.7, unlike a fully-registered CPO, will not be required to file any offering memorandum with the CFTC, and the CFTC will not pass upon the merits of participating in a pool or upon the adequacy or accuracy of an offering memorandum. Nonetheless, CPOs and CTAs that qualify for relief under Regulation 4.7 remain subject to certain disclosure, reporting and recordkeeping requirements that could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens.
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
However, these funds are subject to certain limits on their ability to use commodity futures (which include futures on broad-based securities indexes and interest rate futures) or options on commodity futures, engage in swaps transactions or make certain other investments (whether directly or indirectly through investments in other investment vehicles). If our funds do not continue to claim the exclusion, they would likely become subject to registration and regulation as CPOs. As a result, we may incur additional expenses as a result of the CFTC’s registration and regulatory requirements.
Certain mutual funds advised by us also rely on the exemption provided by CFTC Regulation 4.5, which provides a CPO and a CTA relief from the obligation to provide prospective investors with a CFTC compliant disclosure document, periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs. Our publicly-traded BDCs rely on a no-action letter for similar relief.
In the event we determine to cease or to limit investing in swaps or other assets rather than subject ourselves to all of the regulations of the CFTC, our ability to implement our investment objectives for our funds and to hedge risks associated with our funds’ investments and operations may be materially impaired. Furthermore, the CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event our registration with the CFTC as a CPO or CTA is rescinded or restricted and we are unable to rely on an exemption from registration or we otherwise fail to comply with the regulatory requirements of these rules, we may be unable to use certain types of hedging instruments or may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

In addition, pursuant to the Dodd-Frank Act, the SEC and other federal regulatory agencies have issued final rules requiring managers of CLOs to retain at least 5% of the credit risk in each CLO they manage (the “U.S. Risk Retention Rules”). Therefore, the U.S. Risk Retention Rules, which came fully into effect in December 2016, will require us to contribute a minimum level of capital to our CLOs. The U.S. Risk Retention Rules could result in reduced CLO origination activity by us, result in increased investment by us in our CLOs and could adversely affect the market for CLOs more generally, which could adversely affect the performance and prospects for our CLO activity. Certain industry participants have filed suit challenging certain aspects of the U.S. Risk Retention Rules. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia issued a decision which, if not appealed further, would curtail the application of certain aspects of the U.S. Risk Retention Rules with respect to certain CLO managers (including Oaktree).  We are currently evaluating the impact of that decision on our CLO origination activity.
It is difficult to determine the full extent of the impact on us of any new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. Compliance with any new laws or regulations could make our overall compliance activities more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Changes in law and government regulations may adversely affect our business, financial condition and results of operations.
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. On January 20, 2017, Donald Trump became President of the United States. President Trump’s legislative agenda may include certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, capital and risk retention requirements, the Council’s authority and other aspects of the Dodd-Frank Act. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order.
It remains unclear whether any particular legislative or regulatory proposals will be enacted or adopted. In addition, it is not possible to determine the full extent of any impact on us or any of the portfolio companies of our funds of any such potential financial reform legislation, or whether any such proposal will become law. Any changes in the regulatory framework applicable to our business or the businesses of the portfolio companies of our funds, including the changes described above, may impose additional costs, require the attention of our senior management or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain nonbank financial service providers vis-à-vis traditional banking organizations.
Regulatory changes in jurisdictions outside the United States could adversely affect our business.
Certain of our subsidiaries operate outside the United States. In the United Kingdom, Oaktree Capital Management (UK) LLP is subject to regulation by the Financial Conduct Authority. In Hong Kong, Oaktree Capital (Hong Kong) Limited is subject to regulation by the Hong Kong Securities and Futures Commission. In Singapore, Oaktree Capital Management Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore. In Japan, Oaktree Japan, GK is subject to regulation by the Kanto Local Finance Bureau. In Luxembourg, Oaktree Capital Management (Lux) S.à r.l. is subject to regulation by the Commission de Surveillance du Secteur Financier. Our other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management and fundraising activities.
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. We are involved regularly in trading activities that implicate a broad number of foreign (as well as U.S.) securities law regimes, including laws governing trading on inside information and market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Additionally, we must comply with foreign laws governing the sale of interests in our funds and laws that govern other business activities. Violation of these laws could result in severe penalties, restrictions or prohibitions on our activities and damage to our reputation, which in turn could materially adversely affect our business in a number of ways, such as causing investors to redeem their capital (to the degree they have that right), making it harder for us to raise new funds and discouraging others from doing business with us.
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
Risk Retention and Due Diligence Requirements
Similar to the U.S. Risk Retention Rules, the EU has adopted rules that prevent certain investors from investing in EU CLOs that we originate unless, among other things, we retain at least a 5% ownership stake in the CLO and meet certain heightened due diligence requirements (the “EU Risk Retention and Due Diligence Requirements”). On September 30, 2015, the European Commission proposed new regulations that would recast the application of the EU Risk Retention and Due Diligence Requirements. Following protracted negotiations, the European Commission, European Council of Ministers and European Parliament each announced on May 30, 2017 that a political agreement had been reached in principle regarding these new regulations. The Securitization Regulation entered into force on January 17, 2018, but will apply on and from January 1, 2019 to securitizations the securities of which are issued on or after such date. These new regulations could result in reduced EU CLO activity by us and have a negative impact on the price and liquidity of EU CLOs and could adversely affect our EU CLO activity. Failure to comply with one or more of the requirements may result in various penalties including the imposition of a punitive capital charge on the notes issued by our EU CLOs.
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
MiFID II
The existing MiFID regime regulating the provision of investment services and activities throughout the EU has been substantially amended by MiFID II, effective January 3, 2018. MiFID II is designed to amend the functioning of financial markets in light of the financial crisis and to strengthen investor protection. MiFID II has extended the MiFID requirements in a number of areas, including new inducements and research unbundling rules, enhanced transaction reporting and post-trade transparency requirements, formal telephone taping and communication recording requirements, and new best execution rules. MiFID II has imposed additional compliance requirements on our European operations, increasing the cost of compliance and requiring additional management time and resources.
GDPR
With effect from May 25, 2018, the European General Data Protection Regulation (“GDPR”) will amend data protection rules for individuals within the EU. Its primary purpose is to give individuals within the EU control of their personal data and to simplify the regulatory environment for international businesses by unifying data protection regulation within the EU. GDPR imposes more stringent rules and greater penalties for non-compliance, which both could have an adverse effect on our business. For example, a failure to comply with the GDPR could result in fines of up to EUR 20 million or 4% of annual global revenues, whichever is higher.
SEC rules barring so-called “bad actors” from relying on Rule 506 of Regulation D in private placements could materially adversely affect our business, financial condition and results of operations.
Rules 501 and 506 of Regulation D under the Securities Act prohibit issuers deemed to be “bad actors” from relying on the exemptions available under Rule 506 of Regulation D (“Rule 506”) in connection with private placements (the “disqualification rule”). Specifically, an issuer will be precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 (“Rule 506 offerings”) if a “covered person” of the issuer has been the subject of a “disqualifying event” (each as defined below). “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. A “disqualifying event” includes, among other things, certain (1) criminal convictions and court injunctions and restraining orders issued in connection with the purchase or sale of a security or false filings with the SEC; (2) final orders from the CFTC, federal banking agencies and certain other regulators that bar a person from associating with a regulated entity or engaging in the business of securities, insurance or banking or that are based on certain fraudulent conduct; (3) SEC disciplinary orders relating to investment advisers, brokers, dealers and their associated persons; (4) SEC cease-and-desist orders relating to violations of certain anti-fraud provisions and registration requirements of the federal securities laws; (5) suspensions or expulsions from membership in a self-regulatory organization (“SRO”) or from association with an SRO member; and (6) U.S. Postal Service false representation orders.
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
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. The SEC has also initiated a similar investigation into contracts awarded by sovereign wealth funds. Rule 206(4)-5 under the Advisers Act addresses “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential U.S. state and local government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. The rule does not require any showing that a donation was made with intent to exert influence. Any donation that exceeds the limits set forth in Rule 206(4)-5 may lead to an investment adviser being required to forgo compensation from applicable government entities for two years; to the extent such fees have already been paid, the investment adviser may be required to forfeit the already-received compensation. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Additionally, California law requires placement agents (including in certain cases employees of investment managers) who solicit funds from California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System, to register as lobbyists, thereby becoming subject to increased reporting requirements and prohibited from receiving contingent compensation for soliciting investments from California state retirement systems. New York has adopted similar rules. Such investigations may require the attention of our senior management and may result in fines if any of our funds are deemed to have violated any laws or regulations, thereby imposing additional expenses on us. Any failure by us or by our senior executives or personnel involved in soliciting investment from government entities to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
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
Our and our funds’ counterparty credit exposure will be greatly mitigated if we receive collateral from our counterparties. The Prudential Regulators (as defined below) and the CFTC have adopted margin requirements for non-cleared swaps that apply to swap entities that are prudentially regulated by the Prudential Regulators and other swap entities regulated by the CFTC. In addition, the Prudential Regulators’ margin rules apply to non-cleared security-based swaps entered into by entities regulated by the Prudential Regulators. The SEC has proposed but not yet adopted final margin rules for security-based swap dealers and major security-based swap participants that are not regulated by the Prudential Regulators. While neither our funds nor any entity through which we execute swaps will be directly subject to these margin requirements, our funds will be indirectly impacted by the margin requirements that could be applicable to the counterparties. Please see “Regulatory changes could occur and may adversely affect our or our funds’ ability to pursue hedging strategies and/or increase the costs of implementing such strategies”.
To the extent that our swap counterparty collects initial margin from our funds on uncleared swaps and security-based swaps, our funds may request that such counterparty segregate all such initial margin posted by us at an independent, third party custodian or at an affiliate of the counterparty that serves as a custodian. If our funds do not request segregation of such initial margin, the custodian or counterparty may commingle such assets or collateral with the custodian’s or counterparty’s own assets. In addition, even where our funds request segregation of such initial margin, the custodian or counterparty may fail to segregate such assets or collateral properly. In either case, in the event of the bankruptcy or insolvency of any custodian or counterparty, our funds’ assets and collateral may be subject to the conflicting claims of the creditors of the relevant custodian or counterparty, and our funds may be exposed to the risk of a court treating us as a general unsecured creditor of such custodian or counterparty, rather than as the owner of such assets or collateral.
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
For entities designated by the CFTC or the SEC as swap dealers (“SDs”), security-based swap dealers (“SBSDs”), major swap participants or major security-based swap participants, the Dodd-Frank Act imposes substantial regulatory, reporting and compliance requirements. Based on our current use of derivatives, we are not required to register as an SD, SBSD, major swap participant or security-based major swap participant at this time. If we are later designated as an SD, SBSD, major swap participant or major security-based swap participant, our business will be subject to increased regulatory requirements, including registration requirements, additional recordkeeping and reporting obligations, external and internal business conduct standards, position limits monitoring, and capital and margin thresholds, which will in turn increase our compliance cost.
In December 2012, the CFTC issued a final rule requiring certain interest-rate swaps and index-based credit-default swaps to be centrally cleared, which is applicable to all swap counterparties not eligible for certain narrowly-defined exemption or exceptions. In December 2016, the CFTC further expanded the categories of interest rate swaps subject to mandatory clearing. Such clearing requirements may affect our and our funds’ ability to negotiate individualized terms and/or may increase the costs of entering into such swap transactions (for example, by increasing collateral or capital requirements). Clearing mandates issued by regulators with respect to other types of swaps could have additional impact on our ability to use derivative instruments as part of our hedging or investment strategies.
Furthermore, on December 15, 2015, the CFTC published a final rule governing margin requirements for uncleared swaps entered into by registered SDs and major swap participants who are not supervised by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), referred to as “covered swap entities.” The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as an average aggregate daily notional amount of uncleared swaps exceeding $8 billion as calculated from June, July and August of the previous calendar year, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap, subject to a phase-in schedule until September 1, 2020. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial end-users, regardless of swaps exposure, to post and/or collect (as applicable) “variation margin” in reflection of changes in the mark-to-market value of an uncleared swap since the swap was executed or the last time such margin was exchanged. These newly adopted rules on margin requirements for uncleared swaps could limit our or our funds’ available liquidity and use of derivatives, which could have an adverse impact on us or our funds.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. We make investment decisions on behalf of our clients that could result in substantial losses. This may subject us to the risk of legal liabilities or actions alleging negligence, breach of fiduciary duty, breach of contract or other causes of action. Heightened standards of care or additional fiduciary duties may apply in certain of our managed accounts or other advisory contracts. To the extent we enter into agreements with clients containing such terms or applicable law mandates a heightened standard of care or duties, we could, for example, be liable to certain clients for acts of simple negligence or breach of such duties.
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
Substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend, to a large extent, on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors. As a result, allegations of improper conduct asserted by private litigants or regulators, regardless of whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the investment industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
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
Security breaches and other disruptions of our information and technology networks could compromise our information and intellectual property and expose us to liability, reputational harm and significant regulatory investigation and remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our clients, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide adequate protection. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by third parties or breached due to employee error, malfeasance or other disruptions. Certain of our funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information.
There has been an increase in the frequency and sophistication of the data security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an investment management firm, we hold confidential and other price-sensitive information about the portfolio companies of our funds and their potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. Although we are not currently aware of any cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyberattack techniques used change frequently and are not recognized until launched, the full scope of a cyberattack may not be realized until an investigation has been performed and cyberattacks can originate from a wide variety of sources. The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, data security has become a top priority for regulators around the world. For example, the SEC announced in 2018 that one of the examination priorities for the OCIE is investment firms’ data security procedures and controls, including testing the implementation of those controls.
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
Additionally, the GDPR will be applicable in all European Union member states beginning May 25, 2018. This regulation adds a broad array of requirements for handling personal data of individuals located in the EU and the transportation of that data from the EU and could impose a fine of up to 4% of global annual revenue for violations.

Interruption of our information technology, communications systems or data services could disrupt our business, result in losses and/or limit our growth.
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
In addition, we rely on third‑party service providers for certain aspects of our business, including software vendors for portfolio management and accounting software, outside financial institutions for back office processing and custody of securities and third‑party broker‑dealers for the execution of trades. An interruption or deterioration in the performance of these third parties or failures of their information systems and technology could cause system interruption, delays, loss, corruption or exposure of critical data or intellectual property and impair the quality of the funds’ operations, which could impact our reputation and hence adversely affect our business. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Such an event may have adverse consequences on our investments or assets of the same type, or may require portfolio companies to increase preventative security measures or expand insurance coverage.
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
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum on whether to remain a member state of the EU in which a majority of voters approved an exit from the EU, commonly referred to as “Brexit.” The referendum was non-binding; however, as a result of the referendum, the U.K. government has begun negotiating the terms of the U.K. withdrawal from the EU. Under the process for withdrawing from the EU contemplated in the Treaty on European Union, the U.K. will remain a member state until a withdrawal agreement is entered into or, if earlier (and no extension is agreed), two years following notification of the U.K.’s intention to withdraw from the EU. The U.K. formally notified the European Council on March 29, 2017 of its intention to withdraw from the EU.
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
Brexit could also have the effect of disrupting the free movement of goods, services and persons between the U.K. and the EU. Oaktree currently utilizes passport rights under certain EU directives to provide services and perform activities in the U.K. and in other EU member states, such as the MiFID II and the Alternative Investment

Fund Managers Directive. Any disruption to the free movement of goods, services and persons between the U.K. and the EU may adversely impact Oaktree’s activities in the U.K. and in other EU member states.
In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Any such new laws and regulations in the U.K. may be difficult and/or costly to implement and could adversely impact our ability to raise capital from investors in the U.K. and the EU, which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition. Furthermore, as a result of Brexit, other EU member countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, at this time, it is difficult to predict how the U.K. withdrawal from the EU will be implemented and what the economic, tax, fiscal, legal, regulatory and other implications will be for the asset management industry and the broader European and global financial markets generally and for our business and our funds and their investments specifically. However, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial prospects and condition, and cash flow.
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
We regularly enter into side letter agreements with particular limited partners in the course of raising our funds. These side letters typically afford such limited partners assurance with respect to particular aspects of the operation of the fund. Given that these assurances often elaborate upon the provisions of the relevant fund’s partnership agreement, our affiliates could be exposed to additional risks, liabilities and obligations not contemplated in our funds’ partnership agreements.
Our funds may invest in companies that are highly leveraged, a fact that may increase the risk of loss associated with the investments.
Our funds may invest in companies whose capital structures involve significant leverage. These investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. The leveraged capital structure of these companies places significant burdens on their cash flows and increases the exposure of our funds to adverse economic factors such as downturns in the economy or deterioration in the condition of the portfolio company or its industry. Additionally, the securities acquired by our funds may be the most junior in what could be a complex capital structure and thus subject us to the greatest risk of loss in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of one of these companies.
The use of leverage by our funds could have a material adverse effect on our financial condition, results of operation and cash flow.
Some of our funds use leverage (including through credit facilities, swaps and other derivatives) as part of their respective investment programs and may borrow a substantial amount of capital. The use of leverage poses a significant degree of risk and can enhance the magnitude of a significant loss in the value of the investment portfolio. To the extent that any fund leverages its capital structure, it is subject to the risks normally associated with debt financing, including the risk that its cash flows will be insufficient to meet principal and interest payments, which could significantly reduce or even eliminate the value of such fund’s investments. In addition, the interest expense and other costs incurred in connection with such leverage may not be recovered by the appreciation in the value of any associated securities or bank debt and will be lost – and the timing and magnitude of such losses may be accelerated or exacerbated – in the event of a decline in the market value of such securities or bank debt. In addition, such funds may be subject to margin calls or acceleration in the event of a decline in the value of the posted collateral. To meet liquidity needs as a result of margin calls or acceleration, we may elect to invest additional capital into or loan money to such funds. Any such investment or loan would be subject to the risk of loss. In addition, if we were to elect to enforce our rights against any fund with respect to a loan to such fund, we may damage our relationships with our investors and have difficulty raising additional capital. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
Changes in the debt financing markets and higher interest rates may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments or refinance existing debt and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our incentive income and investment income.
The markets for debt financing are subject to retrenchment, resulting in more restrictive covenants or other more onerous terms (including posting additional collateral) in order to provide financing, and in some cases lenders may refuse to provide any financing that would have been readily obtained under different credit conditions. In addition, higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investment or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time.  In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. In 2017, the U.S. Federal Reserve again raised its benchmark interest rate by a quarter of a percentage point in each of March, June and December. The U.S. Federal Reserve has indicated that it may raise interest rates further in 2018, and any such increase may materially and negatively affect us.
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
Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents and third-party services providers to carry out certain securities and derivatives transactions and other business functions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are subject to limited or no regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of such funds with these counterparties.

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
The market price of our Class A units could decline as a result of sales of a large number of our Class A units in the market or the perception that these sales could occur. As of February 12, 2018, there were 70,297,761 Class A units outstanding, which may be resold immediately in the public market upon the release of any applicable lock-up periods, and, in the case of Class A units held by our affiliates, as that term is defined in Rule 144 under the Securities Act, subject to the applicable volume limitations of Rule 144 unless we register the resale of such units. In addition, certain of our directors and executive officers (which includes our senior executives), other employees and certain other investors hold Oaktree Operating Group units through OCGH and, subject to certain restrictions, including the approval of our board of directors, have the right to exchange (or may be required to exchange) their OCGH units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in accordance with the terms of the exchange agreement. Please see “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” The market price of our Class A units could decline as a result of an exchange, or the perception that an exchange may occur, of a large number of OCGH units for our Class A units. As of February 12, 2018, there were 83,854,089 vested OCGH units outstanding. Such sales or exchanges could also cause the price of our Class A units to fall and make it more difficult for our Class A unitholders to sell their units.
We may issue our Class A units from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Class A units that we issue may in turn be significant. We may also grant registration rights covering Class A units issued in connection with any such acquisitions and investments. In addition, as of February 12, 2018, we may issue 12,016,674 Class A units, OCGH units or any other class or series of units or other ownership interests in us, OCGH or any of our affiliates (“2011 Plan Units”) from time to time under our 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”) as well as 2011 Plan Units that become available under our 2011 Plan pursuant to provisions in the 2011 Plan that automatically increase 2011 Plan Units available for future issuance. The units granted under the 2011 Plan may be subject to vesting and forfeiture provisions. Any vesting terms are set by our board of directors or a committee appointed by our board of directors in their respective discretion. Additional issuances of 2011 Plan Units may dilute the holdings of our existing unitholders, reduce the market price of our Class A units or both.
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
Because our senior executives hold units representing more than 50% of our voting power, we are considered a “controlled company” for purposes of the NYSE listing requirements. As such, we have elected, and intend to continue to elect, not to comply with certain NYSE corporate governance requirements, which may include one or more of the following: that a majority of our board of directors consist of independent directors, that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. In addition, we are not required to hold annual meetings of our unitholders. Accordingly, our Class A unitholders do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements. Please see “Directors, Executive Officers and Corporate Governance—Board Structure and Governance—Controlled Company Exemption.”

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
Distributions to our Class A unitholders are funded by our share of the Oaktree Operating Group’s distributions. To measure our earnings for purposes of, among other things, assisting in the determination of distributions from the Oaktree Operating Group entities to us, we utilize distributable earnings, a non-GAAP performance measure derived from our non-GAAP results, which excludes the effects of the consolidated funds.
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
While our Class A units and Class B units generally vote together as a single class on the limited matters submitted to a vote of unitholders, including certain amendments of our operating agreement, our operating agreement does not obligate us to hold annual meetings. Accordingly, our Class A unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. In addition, through their control of our Class B units held by OCGH, our senior executives, with a 92.4% voting interest as of February 12, 2018, are able to determine the outcome of any matter that our board of directors does submit to a vote.
Our senior executives’ control of our manager and of the combined voting power of our units and certain provisions of our operating agreement could delay or prevent a change of control.
As of February 12, 2018, our senior executives control 92.4% of the combined voting power of our units through their control of OCGH. In addition, our senior executives have the ability to determine the composition of our board of directors through their control of our manager. Our senior executives are able to appoint and remove our directors and change the size of our board of directors, are able to determine the outcome of all matters requiring unitholder approval, are able to cause or prevent a change of control of our company and can preclude any unsolicited acquisition of our company. In addition, provisions in our operating agreement make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our Class A unitholders. For example, our operating agreement provides that only our board of directors may call meetings and authorizes the issuance of preferred units in us that could be issued by our board of directors to thwart a takeover attempt. The control of our manager and voting power by our senior executives and these provisions of our operating agreement could delay or prevent a change of control and thereby deprive Class A unitholders of an opportunity to receive a premium for their Class A units as part of a sale of our company and might ultimately affect the market price of our Class A units.
Our senior executives hold a smaller amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a Class A unitholder to successfully challenge a resolution of a conflict of interest by us.
As of February 12, 2018, our senior executives hold approximately 27.9% of the economic interests of the Oaktree Operating Group. Because they hold the vast majority of this economic interest as a group through their ownership in OCGH rather than through their ownership in us, our senior executives may have interests that conflict with those of the holders of Class A units. For example, our senior executives may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the senior executives’ and employees’ tax considerations even where no similar benefit would accrue to us and the Class A unitholders.

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
The U.S. federal income tax treatment of Class A unitholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the United States Treasury (“UST”), frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The present U.S. federal income tax treatment of an investment in our Class A units may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our Class A units. The maintenance of our structure and tax attributes requires significant monitoring and resources. Failure to maintain this structure could result in material adverse consequences.
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

If we were treated as a corporation for U.S. federal income tax or state tax purposes, then our distributions to our Class A unitholders may be substantially reduced and the value of our Class A units could be adversely affected.
We are currently treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Code, and that we not be required to be registered under the Investment Company Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause us, in either event, to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to U.S. federal income tax. We have not requested, and do not plan to request, a ruling from the IRS on such matters.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to Class A unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to them. Because a tax would be imposed upon us as a corporation, our distributions to Class A unitholders may be substantially reduced, likely causing a substantial reduction in the value of our Class A units.
Our Class A unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Code and we are not required to register as an investment company under the Investment Company Act on a continuing basis, and assuming there is no change in law (please see “—The U.S. Congress has considered legislation that may have precluded us from qualifying as a partnership for U.S. federal income tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.”), or other relevant change in our structure, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, our Class A unitholders will be required to take into account their allocable share of our items of income, gain, loss and deduction. Distributions to our Class A unitholders will generally be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in the Class A unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation will generally report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our Class A units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the Class A unitholder’s tax basis in the Class A units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, our Class A unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow-through basis) for each of our taxable years ending with or within their taxable year, regardless of whether or not our Class A unitholders receive cash distributions from us.
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
A portion of our interest in the Oaktree Operating Group is held through intermediate entities taxed as corporations for U.S. federal income tax purposes.
In light of the publicly traded partnership rules under U.S. federal income tax law and other requirements, we hold a portion of our interest in the Oaktree Operating Group through intermediate entities taxed as corporations for U.S. federal income tax purposes. Such corporations may be liable for significant U.S. federal income taxes and applicable state, local and other taxes (including taxes imposed as a result of audits by taxing authorities of such entities’ tax returns) that would not otherwise be incurred, which could adversely affect the value of our Class A units. Those additional taxes do not apply to the OCGH unitholders to the extent they own equity interests in the Oaktree Operating Group entities through OCGH.
The U.S. Congress has considered legislation that may have precluded us from qualifying as a partnership for U.S. federal income tax purposes. If any similar legislation were to be enacted and apply to us, the after-tax income and gain related to our business, as well as the market price of our Class A units, could be reduced.
Some legislative and administrative proposals have provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an investment services partnership (“ISPI”) that is not a qualified capital interest and that is subject to the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation is enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through U.S. corporations, our effective income tax rate may increase significantly. The currently-enacted federal statutory rate for corporations is 21%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.
States and other jurisdictions have also considered legislation to increase taxes with respect to incentive income. For example, New York has considered legislation under which Class A unitholders could be subject to New York state income tax on income in respect of our Class A units as a result of certain activities of our affiliates in New York, although it is unclear when or whether similar legislation will be enacted.
Comprehensive U.S. federal income tax reform tax legislation recently became effective, which could have a material effect on us.
Recently enacted U.S. federal income tax reform legislation (the “Tax Reform Bill”) has resulted in fundamental changes to the Code. Changes to U.S. tax laws resulting from the Tax Reform Bill, including a permanent reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a longer three-year holding period requirement for carried interest to be treated as capital gain, and certain modifications to the Section 162(m) of the Code, could have a material effect on our business operations and our funds’ investment activities. These and other changes from the Tax Reform Bill – namely, the limitation on carryback and carryforward of net operating losses and U.S. taxation on earnings from international business operations – could also have a significant effect on the business of our portfolio companies. The exact impact of the Tax Reform Bill is still unclear and difficult to quantify, but these changes could have a material adverse effect on our business, results of operations and financial condition. Prospective investors should consult their own tax advisors regarding changes in tax laws.
Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.
The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government and non-government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including treaty abuse, the deductibility of interest expense, local nexus requirements, and the shifting of profits between affiliated entities in different tax jurisdictions. Some OECD member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. The BEPS project and other reform proposals, if implemented, could result in increased taxes on our operations and investments.
Complying with certain tax-related requirements may cause us to invest through foreign or domestic corporations subject to corporate income tax, which may increase our overall tax burden.
In order for us to be treated as a partnership for U.S. federal income tax purposes and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis. In order to effect such treatment, we (or our subsidiaries) may be required to invest through foreign or domestic corporations subject to corporate income tax, which may increase our overall tax burden.

Changes in U.S. and foreign tax law could adversely affect our ability to raise funds from certain investors.
Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions (“FFIs”), are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities) and non U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities). The reporting obligations imposed under FATCA require these foreign financial institutions to enter into agreements with the IRS and other jurisdictions to obtain and disclose information about certain investors to the IRS. Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries have implemented regimes similar to that of FATCA and more than 90 jurisdictions have agreed to implement the Common Reporting Standard issued by the OECD (“CRS”), which requires signatories to exchange information regarding residents’ assets and income. Compliance with such regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
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
If we are treated as being engaged in a U.S. trade or business, any gain recognized by a non-U.S. holder on the sale or exchange of Class A units that is deemed to be effectively connected with such U.S. trade or business will be treated for U.S. federal income tax purposes as ECI, and hence, such Class A unitholders would be subject to U.S. federal income tax on the sale or exchange of such Class A units. Under the Tax Reform Bill, unless an applicable non-foreign affidavit is furnished or other exception applies, if any portion of gain on a disposition of Class A units would be treated as ECI, the transferee of an interest in us is required to withhold 10% of the amount realized on such disposition (and we would be required to withhold from future distributions to the transferee if the transferee fails to properly withhold). The UST and IRS have announced the temporary suspension of such withholding tax provisions with respect to any disposition of an interest in a publicly traded partnership until regulations or other guidance have been issued. Such withholding tax provisions, when effective for publicly traded partnerships, could impose material tax and administrative burdens on us and our Class A unitholders.
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
Our Class A units began trading on the NYSE on April 12, 2012 under the symbol “OAK”. The following table sets forth the high and low intra-day sales prices per unit of our Class A units, for the periods indicated, as reported by the NYSE:

	2017		2016
	High	Low	High	Low
First Quarter	$46.70	$37.80	$50.15	$38.66
Second Quarter	47.95	44.60	49.65	43.72
Third Quarter	48.50	43.75	48.94	41.21
Fourth Quarter	48.05	41.10	43.70	36.95
The number of holders of record of our Class A units as of February 12, 2018 was 293. This does not include the number of Class A unitholders that hold units in “street-name” through banks or broker-dealers.
Cash Distribution Policy
We intend to make distributions to our Class A unitholders quarterly, following the respective quarter end. Distributions to our Class A unitholders are funded by our share of the Oaktree Operating Group’s distributions. We use distributable earnings, a non-GAAP performance measure derived from adjusted net income, to measure our earnings at the Oaktree Operating Group level without the effects of the consolidated funds for purposes of, among other things, assisting in the determination of equity distributions from the Oaktree Operating Group. By excluding the results of our consolidated funds and investment income or loss, which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds and companies to us that represents the income or loss component of the distributions and not a return of our capital contributions, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
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
Certain transactions involving the exchange of OCGH units, including our 2007 Private Offering, 2012 initial public offering, and follow-on offerings in May 2013, March 2014, March 2015 and February 2018, increase the tax basis of the tangible and intangible assets of the Oaktree Operating Group.  For more information, please see notes 15 and 21 to our consolidated financial statements included elsewhere in this annual report.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which, among other items, lowers the U.S. corporate tax rate. As a result, the existing deferred tax assets and liabilities of Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. were remeasured. The remeasurement resulted in a net reduction to GAAP net income and adjusted net income attributable to Oaktree Capital Group, LLC of $33.2 million, comprised of $178.2 million in additional tax expense from the remeasurement of our deferred tax assets at lower corporate tax rates and a $145.1 million benefit to other income from the remeasurement of our tax receivable agreement liability, the value of which is based upon an 85% share of certain of our deferred tax assets.
Assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that reductions in future quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement will aggregate $192.1 million through 2039. As shown in the table below, we estimate that an aggregate $15.6 million of that total will reduce fiscal year 2018’s four quarterly distributions to Class A unitholders, which will be reflected as adjustments taken in arriving at the cash distribution payable per Class A unit.  Future estimated reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units that result in an increase to such tax bases.  These reductions are in addition to the reductions taken for income taxes and other expenses that Oaktree or its Intermediate Holding Companies bear directly. The November 2015 exchange of OCGH units did not result in an increase in the tax basis of the tangible and intangible assets of the Oaktree Operating Group and, therefore, did not result in an increase to the tax receivable agreement liability. Please see notes 12 and 15 to our consolidated financial statements included elsewhere in this annual report for more information regarding historical distributions per Class A unit and the tax receivable agreement.

		Future Estimated Reductions Associated With the Tax Receivable Agreement
Transactions	Fiscal Year 2017 Reductions (1)	Total Future Aggregate Reductions	Fiscal Year 2018 Reductions (1)	Reductions Through Fiscal Year
	($ in millions)
2007 Private Offering	$4.2	$16.3	$3.3	2029
Initial public offering	4.5	32.2	2.8	2033
May 2013 Offering	5.6	45.5	3.4	2034
March 2014 Offering	4.0	34.6	2.5	2035
March 2015 Offering	3.3	29.2	2.0	2036
February 2018 Offering	—	34.3	1.6	2039
Total	$21.6	$192.1	$15.6

(1)	This column represents reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement attributable to the applicable fiscal year.

Set forth below are the distributions per Class A unit that were paid on the indicated payment dates to the holders of record as of a date that was two to five business days prior to the payment date.

Payment Date	Applicable to Quarterly Period Ended	Distribution per Unit
February 23, 2018	December 31, 2017	$0.76
November 10, 2017	September 30, 2017	0.56
August 11, 2017	June 30, 2017	1.31
May 12, 2017	March 31, 2017	0.71
Total fiscal year 2017		$3.34

February 24, 2017	December 31, 2016	$0.63
November 14, 2016	September 30, 2016	0.65
August 12, 2016	June 30, 2016	0.58
May 13, 2016	March 31, 2016	0.55
Total fiscal year 2016		$2.41

February 26, 2016	December 31, 2015	$0.47
November 12, 2015	September 30, 2015	0.40
August 13, 2015	June 30, 2015	0.50
May 14, 2015	March 31, 2015	0.64
Total fiscal year 2015		$2.01
Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2017
None.

Item 6. Selected Financial Data
The following sets forth selected historical consolidated financial and other data of Oaktree Capital Group, LLC as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The following data should be read together with “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this annual report.
We derived the selected historical financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 from our audited consolidated financial statements. The audited consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, and the consolidated statements of financial condition as of December 31, 2017 and 2016 are included elsewhere in this annual report. The audited consolidated statements of operations and financial condition for all other periods are not included in this annual report. The selected historical financial data are not necessarily indicative of the expected future operating results of Oaktree.

	As of or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit data or as otherwise indicated)
Consolidated Statements of Operations Data: (1)
Total revenues	$1,469,767	$1,125,746	$201,905	$193,894	$194,922
Total expenses	(1,025,343)	(789,336)	(940,908)	(947,477)	(1,107,062)
Total other income (loss) (2)	460,500	272,212	(776,410)	2,947,671	7,149,104
Income (loss) before income taxes	904,924	608,622	(1,515,413)	2,194,088	6,236,964
Income taxes (2)	(215,442)	(42,519)	(17,549)	(18,536)	(26,232)
Net income (loss)	689,482	566,103	(1,532,962)	2,175,552	6,210,732
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(33,204)	(22,921)	1,809,683	(1,649,890)	(5,163,939)
Net income attributable to non-controlling interests in consolidated subsidiaries	(424,784)	(348,477)	(205,372)	(399,379)	(824,795)
Net income attributable to OCG	$231,494	$194,705	$71,349	$126,283	$221,998
Distributions declared per Class A unit	$3.21	$2.25	$2.10	$3.15	$4.71
Net income per Class A unit	$3.61	$3.11	$1.45	$2.97	$6.35
Weighted average number of Class A units outstanding	64,148	62,565	49,324	42,582	34,979

Consolidated Statements of Financial Condition Data: (1)
Total assets	$9,014,796	$7,649,110	$51,762,731	$53,320,716	$45,243,708
Debt obligations	4,828,267	4,284,063	9,619,455	7,133,041	2,857,099
Non-controlling redeemable interests in consolidated funds	860,548	344,047	38,173,125	41,681,155	38,834,831

(1)
In the first quarter of 2016, Oaktree adopted the new consolidation and collateralized financing entity guidance under the modified retrospective approach. The modified retrospective approach did not require prior periods to be recast. The adoption resulted in the deconsolidation of substantially all of Oaktree’s investment funds.

(2)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which, among other items, lowers the U.S. corporate tax rate. The 2017 results reflect the estimated impact from the enactment of the Tax Act, which resulted in a net reduction to the Company’s net income attributable to OCG of $33.2 million, comprised of $178.2 million in additional tax expense from the remeasurement of our deferred tax assets at lower enacted corporate tax rates and a $145.1 million benefit to other income from the remeasurement of our tax receivable agreement liability, the value of which is based upon an 85% share of certain of our deferred tax assets.

	As of or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit data or as otherwise indicated)
GAAP Results:
Revenues	$1,469,767	$1,125,746	$201,905	$193,894	$194,922
Net income-OCG (1)	231,494	194,705	71,349	126,283	221,998
Net income per Class A unit (1)	3.61	3.11	1.45	2.97	6.35

Non-GAAP Results: (2)(3)
Adjusted revenues	1,727,710	1,362,202	1,065,864	1,371,887	2,038,750
Adjusted net income	701,100	572,374	308,315	573,094	1,080,707
Adjusted net income-OCG (1)	221,701	190,724	78,671	137,150	223,113

Distributable earnings revenues	1,674,948	1,270,915	1,166,974	1,385,209	1,944,656
Distributable earnings	716,307	526,550	443,957	606,136	984,266
Distributable earnings-OCG	266,983	179,432	118,105	145,370	203,595

Fee-related earnings revenues	747,261	785,673	753,805	762,823	749,901
Fee-related earnings	223,857	255,863	214,943	248,260	260,115
Fee-related earnings-OCG (1)	54,496	88,947	65,027	59,915	50,123

Per Class A Unit: (1)
Adjusted net income	$3.46	$3.05	$1.59	$3.22	$6.38
Distributable earnings	4.16	2.87	2.39	3.41	5.82
Fee-related earnings	0.85	1.42	1.32	1.41	1.43

Weighted average number of Operating Group units outstanding	155,791	154,687	153,751	152,660	150,971
Weighted average number of Class A units outstanding	64,148	62,565	49,324	42,582	34,979

Operating Metrics:
Assets under management (in millions):
Assets under management	$100,228	$100,504	$97,359	$90,831	$83,605
Management fee-generating assets under management	80,585	79,767	78,897	78,079	71,950
Incentive-creating assets under management	32,705	33,627	31,923	33,861	32,379
Uncalled capital commitments (4)	20,470	20,755	21,650	10,333	13,169
Accrued incentives (fund level): (5)
Incentives created (fund level)	637,466	784,032	(100,384)	164,370	1,168,836
Incentives created (fund level), net of associated incentive income compensation expense	302,706	320,472	(66,399)	24,228	549,545
Accrued incentives (fund level)	1,920,339	2,014,097	1,585,217	1,949,407	2,276,439
Accrued incentives (fund level), net of associated incentive income compensation expense	920,852	946,542	811,540	999,923	1,235,226

Statements of Financial Condition Data – Oaktree and Operating Subsidiaries: (6)
Cash and cash-equivalents	$481,631	$291,470	$476,046	$405,290	$390,721
U.S. Treasury and other securities	176,602	757,578	661,116	655,529	676,600
Corporate investments	1,691,549	1,480,928	1,434,109	1,515,443	1,197,173
Total assets	3,342,665	3,313,714	3,254,082	3,263,382	2,811,136
Debt obligations	746,274	745,897	846,354	845,583	573,473
Total liabilities	1,352,444	1,445,891	1,572,185	1,544,993	1,120,886
Total unitholders’ capital	1,990,221	1,867,823	1,681,897	1,718,389	1,690,250

(1)
On December 22, 2017, the Tax Act was signed into law, which, among other items, lowers the U.S. corporate tax rate. The 2017 results reflect the estimated impact from the enactment of the Tax Act, which resulted in a net reduction to the Company’s GAAP net income and adjusted net income attributable to OCG of $33.2 million, comprised of $178.2 million in additional tax expense from the remeasurement of our deferred tax assets at lower enacted corporate tax rates and a $145.1 million benefit to other income from the remeasurement of our tax receivable agreement liability, the value of which is based upon an 85% share of certain of our deferred tax assets.

(2)
Oaktree discloses certain revenues and financial measures, including measures that are calculated and presented on a basis other than generally accepted accounting principles in the United States (“non-GAAP”). Examples of such non-GAAP measures are identified in the table above. Such non-GAAP measures should be considered in addition to, and not as a substitute for or superior to, net income, net income per Class A unit or other financial measures calculated in accordance with GAAP. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Data—Reconciliation of GAAP to Non-GAAP Results” included elsewhere in this annual report. All non-GAAP measures and all interim results presented in this release are unaudited.

(3)
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

(5)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period. We refer to the amount of incentive income recognized as revenue by us as incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. Incentives created (fund level), incentive income and accrued incentives (fund level) are presented gross, without deduction for direct compensation expense that is owed to our investment professionals associated with the particular fund when we earn the incentive income. We call that charge “incentive income compensation expense.” Incentive income compensation expense varies by the investment strategy and vintage of the particular fund, among many factors.

(6)	Represents Oaktree and its operating subsidiaries before the consolidation of our funds.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $100.2 billion in AUM as of December 31, 2017. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele includes 75 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 350 other non-U.S. institutional investors. As measured by AUM, approximately 73% of our clients are invested in two or more different investment strategies, and 37% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
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
Global equity markets produced strong gains in 2017, generally supported by positive corporate earnings and global economic data, low unemployment rates, and the passing of new tax legislation in December lowering corporate tax rates. U.S. equities reached all-time highs in 2017, with the S&P 500 Index and Russell 2000 Index finishing the year with total returns of 21.8% and 14.6%, respectively. Non-U.S. equities, in general, outperformed

U.S. markets, with the MSCI ACWI ex-USA Index returning 27.2% for the year. Emerging market equities, as measured by the MSCI Emerging Markets Index, returned 37.5%, and European equity markets, as measured by the MSCI Europe Index, returned 26.3%. Credit markets performed relatively well for the year, despite the U.S. Federal Reserve having hiked short-term interest rates three times during 2017. U.S. high yield bonds, as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index, returned 6.9%, and emerging market bonds, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI), returned 10.5%. The 10-year U.S. Treasury yield finished 2017 at 2.40%, slightly down from 2.45% at the beginning of the year.
Against this backdrop, our incentive-creating closed-end funds delivered an overall blended gross return for the year of 14.0%. As of December 31, 2017, our AUM was $100.2 billion and management fee-generating AUM was $80.6 billion. Gross capital raised in 2017 was $8.9 billion, and uncalled capital commitments as of December 31, 2017 were $20.5 billion. Of these commitments, $12.7 billion were not yet generating management fees (“shadow AUM”).  The largest portion of the shadow AUM, at $8.8 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital before the fourth quarter of 2018.  Most of the remaining $3.9 billion of shadow AUM charges management fees based on drawn capital or cost basis and, therefore, we currently expect it will start generating management fees on a gradual basis over multiple years.
Tax Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which, among other items, lowers the U.S. corporate tax rate. The 2017 results reflect the estimated impact from the enactment of the Tax Act, which resulted in a net reduction to GAAP net income and adjusted net income attributable to Oaktree Capital Group, LLC of $33.2 million, comprised of $178.2 million in additional tax expense from the remeasurement of our deferred tax assets at lower corporate tax rates and a $145.1 million benefit to other income from the remeasurement of our tax receivable agreement liability, the value of which is based upon an 85% share of certain of our deferred tax assets.
Debt Issuance and Repayment
On December 18, 2017, we issued $250 million of 3.78% senior notes due 2032 (the “Notes”). In connection with the Notes offering, we entered into a cross-currency swap agreement to euros, reducing the interest cost to 1.95% per year. The proceeds from the sale of the Notes and cash on hand were used to redeem the $250 million of 6.75% senior notes due 2019 (the “2019 Notes”) and to pay the related make-whole premium to holders thereof. The redemption of the 2019 Notes resulted in a one-time, pre-tax charge of $22 million to GAAP net income and adjusted net income in the fourth quarter of 2017. For distributable earnings, the charge will be amortized through the original maturity date of December 2019.
Acquisition
On October 17, 2017, we completed a transaction in which we became the new investment adviser to two BDCs: Oaktree Specialty Lending Corporation (NASDAQ: OCSL) and Oaktree Strategic Income Corporation (NASDAQ: OCSI). Upon the closing of the transaction (the “BDC acquisition”), we paid $320 million in cash to Fifth Street Management LLC, net of certain transaction-related expenses. The financial results in this annual report include the impact of the BDC acquisition beginning on October 17, 2017.

Understanding Our Results—Consolidation of Oaktree Funds
Generally accepted accounting principles in the United States (“GAAP”) requires us to consolidate entities in which we have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. We adopted the new consolidation guidance on January 1, 2016 on a modified retrospective basis. As a result, prior periods were not recast. There was no impact on retained earnings or net income attributable to us. Under the new consolidation guidance, a limited partnership or similar entity is a variable interest entity (“VIE”) if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. Oaktree consolidates those VIEs in which we are the primary beneficiary. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model. Please see note 2 to our consolidated financial statements included elsewhere in this annual report for more information.
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
As of December 31, 2017, there was $151.5 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 3.8 years. As of December 31, 2017, there was $135.1 million of unrecognized compensation expense for adjusted net income, with the difference versus the GAAP figure representing unit grants made before our initial public offering.  The $135.1 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 3.9 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards, which are typically issued in the first quarter of the following fiscal year, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through December 2017	$44.5	$37.5	$22.5	$9.6	$6.7	$14.3	$135.1
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
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, office leasehold improvements, corporate aircraft and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, which is generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. Company-owned aircraft are depreciated using the straight-line method over the estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives, which range from seven to 25 years. The BDC acquisition in October 2017 will result in amortization expense related to acquired intangibles of approximately $12.8 million per annum over the next 25 years.
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
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense, including income related to amounts received from a legacy Highstar fund for contractually reimbursable costs in connection with the Highstar acquisition. The legacy Highstar fund stopped paying management fees in the fourth quarter of 2017. As a result, we will no longer be receiving such income.

For 2017, other income (expense), net included $145.1 million of income related to the remeasurement of our tax receivable agreement liability in connection with the Tax Act and the $22.0 million make-whole premium expense related to the early repayment of our $250.0 million 6.75% senior notes due 2019.
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

Non-GAAP Measures
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. The data most important to management in assessing our performance are adjusted net income, adjusted net income-OCG, distributable earnings, distributable earnings-OCG, fee-related earnings and fee-related earnings-OCG. For a detailed reconciliation of the non-GAAP results of operations to our consolidated statements of operations, please see “—Non-GAAP Results—Reconciliation of GAAP to Non-GAAP Results” below.
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
In 2018, we expect approximately $20 million of aggregate growth in compensation and benefits and general and administrative expenses related to our Infrastructure team that joined us as part of the Highstar acquisition. This amount reflects existing expenses of the team that were previously paid for by a legacy Highstar fund that stopped paying management fees in 2017. This increase in expenses does not represent an increase in the overall costs of the infrastructure team, but rather reflects the fact that these expenses will no longer be subsidized by the management fees previously paid for by the legacy Highstar fund.
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
Distributable earnings differs from ANI in that it excludes investment income or loss and includes the receipt of investment income or loss from distributions by our investments in funds and companies. Additionally, any impairment charges on our CLO investments included in ANI are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO to align with the timing of expected cash flows. In addition, distributable earnings differs from ANI in that make-whole premium charges related to the repayment of debt are included in ANI, but for distributable earnings purposes are amortized through the original maturity date of the repaid debt. Finally, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation expense.
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
Assets Under Management
AUM generally refers to the assets we manage and equals the NAV of the assets we manage, the leverage on which management fees are charged and the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments. For our CLOs, AUM represents the aggregate par value of collateral assets and principal cash, and for our publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash. Our AUM includes amounts for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics below may not be directly comparable to the AUM metrics of other investment managers.

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and reflects the beginning AUM on which we will earn management fees in the following quarter. Our closed-end funds typically pay management fees based on committed capital, drawn capital or cost basis during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund. The annual management fee rate generally remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds typically pay management fees based on their NAV, our CLOs pay management fees based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and our publicly-traded BDCs pay management fees based on gross assets (including assets acquired with leverage), net of cash.

•
Incentive-creating Assets Under Management. Incentive-creating AUM refers to the AUM that may eventually produce incentive income. It generally represents the NAV of our funds for which we are entitled to receive an incentive allocation, excluding CLOs and investments made by us and our employees and directors (which are not subject to an incentive allocation), and gross assets (including assets acquired with leverage), net of cash, for our publicly-traded BDCs. All funds for which we are entitled to receive an incentive allocation are included in incentive-creating AUM, regardless of whether or not they are currently above their preferred return or high-water mark and therefore generating incentives. Incentive-creating AUM does not include undrawn capital commitments.

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

GAAP Consolidated Results of Operations
The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues:
Management fees	$726,414	$774,587	$195,308
Incentive income	743,353	351,159	6,597
Total revenues	1,469,767	1,125,746	201,905
Expenses:
Compensation and benefits	(392,827)	(389,892)	(416,907)
Equity-based compensation	(59,337)	(63,724)	(54,381)
Incentive income compensation	(416,481)	(168,276)	(160,831)
Total compensation and benefits expense	(868,645)	(621,892)	(632,119)
General and administrative	(130,892)	(145,430)	(110,677)
Depreciation and amortization	(15,776)	(16,222)	(14,022)
Consolidated fund expenses	(10,030)	(5,792)	(184,090)
Total expenses	(1,025,343)	(789,336)	(940,908)
Other income (loss):
Interest expense	(169,888)	(120,610)	(216,799)
Interest and dividend income	215,119	165,066	1,958,802
Net realized gain (loss) on consolidated funds’ investments	20,400	27,593	1,177,150
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	55,061	(12,453)	(3,767,527)
Investment income	201,289	199,126	51,958
Other income (expense), net	138,519	13,490	20,006
Total other income (loss)	460,500	272,212	(776,410)
Income (loss) before income taxes	904,924	608,622	(1,515,413)
Income taxes	(215,442)	(42,519)	(17,549)
Net income (loss)	689,482	566,103	(1,532,962)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(33,204)	(22,921)	1,809,683
Net income attributable to non-controlling interests in consolidated subsidiaries	(424,784)	(348,477)	(205,372)
Net income attributable to Oaktree Capital Group, LLC	$231,494	$194,705	$71,349
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Management Fees
Management fees decreased $48.2 million, or 6.2%, to $726.4 million for the year ended December 31, 2017, from $774.6 million for the year ended December 31, 2016. The decrease reflected an aggregate decline of $79.6 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $31.4 million principally from the start of the investment period for Oaktree European Principal Fund IV (“EPF IV”), the BDC acquisition, market-value gains from open-end funds and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.
Incentive Income
Incentive income increased $392.2 million, or 111.7%, to $743.4 million for the year ended December 31, 2017, from $351.2 million for the year ended December 31, 2016. The increase was primarily attributable to $427.8 million of incentive income from Oaktree Principal Opportunities Fund IV (“POF IV”), which started paying incentive income (other than tax-related) in the second quarter of 2017. Tax-related incentive income represented $98.3 million and $71.4 million in 2017 and 2016, respectively.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $2.9 million, or 0.7%, to $392.8 million for the year ended December 31, 2017, from $389.9 million for the year ended December 31, 2016.
Equity-based Compensation
Equity-based compensation expense decreased $4.4 million, or 6.9%, to $59.3 million for the year ended December 31, 2017, from $63.7 million for the year ended December 31, 2016. The decrease primarily reflected the impact of unit grants made before our initial public offering that were fully amortized.
Incentive Income Compensation
Incentive income compensation expense increased $248.2 million, or 147.5%, to $416.5 million for the year ended December 31, 2017, from $168.3 million for the year ended December 31, 2016, primarily reflecting the growth in incentive income.
General and Administrative
General and administrative expense decreased $14.5 million, or 10.0%, to $130.9 million for the year ended December 31, 2017, from $145.4 million for the year ended December 31, 2016. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense decreased $2.9 million, or 2.2%, to $130.9 million from $133.8 million, primarily reflecting lower placement costs, partially offset by higher legal fees.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.4 million, or 2.5%, to $15.8 million for the year ended December 31, 2017, from $16.2 million for the year ended December 31, 2016, primarily reflecting the final amortization of certain leasehold improvements in the first quarter of 2017, largely offset by amortization of intangibles related to the BDC acquisition.
Consolidated Fund Expenses
Consolidated fund expenses increased $4.2 million, or 72.4%, to $10.0 million for the year ended December 31, 2017, from $5.8 million for the year ended December 31, 2016. The increase reflected higher professional fees and other costs incurred by our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense increased $49.3 million, or 40.9%, to $169.9 million for the year ended December 31, 2017, from $120.6 million for the year ended December 31, 2016. The increase was attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $50.0 million, or 30.3%, to $215.1 million for the year ended December 31, 2017, from $165.1 million for the year ended December 31, 2016. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $7.2 million, or 26.1%, to a net gain of $20.4 million for the year ended December 31, 2017, from a net gain of $27.6 million for the year ended December 31, 2016. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $67.6 million, to net appreciation of $55.1 million for the year ended December 31, 2017, from net depreciation of

$12.5 million for the year ended December 31, 2016. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $60.4 million, to a net gain of $75.5 million for the year ended December 31, 2017, from a net gain of $15.1 million for the year ended December 31, 2016. The increase reflected our consolidated funds’ performance in each period.
Investment Income
Investment income increased $2.2 million, or 1.1%, to $201.3 million for the year ended December 31, 2017, from $199.1 million for the year ended December 31, 2016. DoubleLine accounted for investment income of $71.5 million and $66.1 million for the years ended December 31, 2017 and 2016, respectively, of which performance fees accounted for $4.2 million and $4.7 million, respectively.
Other Income, Net
Other income, net increased $125.0 million, to $138.5 million for the year ended December 31, 2017, from $13.5 million for the year ended December 31, 2016. The increase reflected $145.1 million of income in 2017 related to the Tax Act, partially offset by the $22.0 million make-whole premium expense related to the early repayment of our $250.0 million 6.75% senior notes due 2019.
Income Taxes
Income taxes increased $172.9 million, to $215.4 million for the year ended December 31, 2017, from $42.5 million for the year ended December 31, 2016, primarily reflecting the $178.2 million in additional tax expense related to the Tax Act. Excluding the impact of the Tax Act, income taxes decreased $5.3 million, or 12.5%, to $37.2 million for 2017 from $42.5 million for 2016, primarily reflecting a lower effective tax rate for 2017, partially offset by higher pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for 2017 and 2016 were 47% and 17%, respectively.  Excluding the impact of the Tax Act, the effective tax rate applicable to Class A unitholders for 2017 was 11%. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds increased $10.3 million, or 45.0%, to income of $33.2 million for the year ended December 31, 2017, from income of $22.9 million for the year ended December 31, 2016. The increase primarily reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $36.8 million, or 18.9%, to $231.5 million for the year ended December 31, 2017, from $194.7 million for the year ended December 31, 2016. The increase was primarily attributable to higher operating profits driven by higher net incentive income, partially offset by the impact of the Tax Act and make-whole premium expense in 2017.
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
Incentive Income Compensation
Incentive income compensation expense increased $7.5 million, or 4.7%, to $168.3 million for the year ended December 31, 2016, from $160.8 million for the year ended December 31, 2015. The percentage increase in incentive income compensation expense was smaller than the corresponding increase of 34.6% in non-GAAP incentive income, as a result of timing differences between the recognition of non-GAAP incentive income and incentive income compensation expense, as well as differences in the applicable funds’ compensation percentages. Additionally, 2015 included catch-up tax amounts related to incentive interests previously awarded to certain investment professionals.
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
Other Income, Net
Other income, net decreased $6.5 million, or 32.5%, to $13.5 million for the year ended December 31, 2016, from $20.0 million for the year ended December 31, 2015. The decrease reflected lower income received for contractually reimbursable costs associated with the Highstar acquisition and higher net losses associated with non-operating corporate activities.
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
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC increased $123.4 million, to $194.7 million for the year ended December 31, 2016, from $71.3 million for the year ended December 31, 2015. The increase was primarily attributable to higher operating profits, as well as a larger allocation of income to OCG resulting from an increase in the average number of Class A units outstanding.

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
The following table presents non-GAAP financial data:

	As of or for the Year Ended December 31,
	2017	2016	2015
	(in thousands, except per unit data or as otherwise indicated)
Non-GAAP Results: (1)
Adjusted revenues	$1,727,710	$1,362,202	$1,065,864
Adjusted net income	701,100	572,374	308,315
Adjusted net income-OCG	221,701	190,724	78,671

Distributable earnings revenues	1,674,948	1,270,915	1,166,974
Distributable earnings	716,307	526,550	443,957
Distributable earnings-OCG	266,983	179,432	118,105

Fee-related earnings revenues	747,261	785,673	753,805
Fee-related earnings	223,857	255,863	214,943
Fee-related earnings-OCG	54,496	88,947	65,027

Per Class A Unit:
Adjusted net income	$3.46	$3.05	$1.59
Distributable earnings	4.16	2.87	2.39
Fee-related earnings	0.85	1.42	1.32

Weighted average number of Operating Group units outstanding	155,791	154,687	153,751
Weighted average number of Class A units outstanding	64,148	62,565	49,324

Operating Metrics:
Assets under management (in millions):
Assets under management	$100,228	$100,504	$97,359
Management fee-generating assets under management	80,585	79,767	78,897
Incentive-creating assets under management	32,705	33,627	31,923
Uncalled capital commitments	20,470	20,755	21,650
Accrued incentives (fund level):
Incentives created (fund level)	637,466	784,032	(100,384)
Incentives created (fund level), net of associated incentive income compensation expense	302,706	320,472	(66,399)
Accrued incentives (fund level)	1,920,339	2,014,097	1,585,217
Accrued incentives (fund level), net of associated incentive income compensation expense	920,852	946,542	811,540

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
Assets Under Management

	As of December 31,
	2017	2016	2015
Assets Under Management:	(in millions)
Closed-end funds	$56,871	$60,104	$59,430
Open-end funds	35,441	35,105	33,202
Evergreen funds	7,916	5,295	4,727
Total	$100,228	$100,504	$97,359

	Year Ended December 31,
	2017	2016	2015
Change in Assets Under Management:	(in millions)
Beginning balance	$100,504	$97,359	$90,831
Closed-end funds:
Capital commitments/other (1)	2,472	5,864	17,868
Distributions for a realization event/other (2)	(10,633)	(7,747)	(5,225)
Change in uncalled capital commitments for funds entering or in liquidation (3)	18	(1,084)	(767)
Foreign-currency translation	993	(176)	(706)
Change in market value (4)	3,544	3,754	(522)
Change in applicable leverage	373	63	579
Open-end funds:
Contributions	5,739	5,444	4,919
Redemptions	(8,741)	(7,048)	(7,260)
Foreign-currency translation	800	(130)	(422)
Change in market value (4)	2,538	3,637	(1,487)
Evergreen funds:
Contributions or new capital commitments (5)	733	259	349
Acquisition (BDCs)	2,110	—	—
Redemptions or distributions (6)	(731)	(381)	(406)
Foreign-currency translation	(1)	(2)	—
Change in market value (4)	510	692	(392)
Ending balance	$100,228	$100,504	$97,359

(1)	These amounts include capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

(2)
These amounts include distributions for a realization event, tax-related distributions, reductions in the par value of collateral assets and principal cash resulting from the repayment of debt as return of principal by CLOs, and recallable distributions at the end of the investment period.

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

(5)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(6)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.

Management Fee-generating Assets Under Management

	As of December 31,
	2017	2016	2015
Management Fee-generating Assets Under Management:	(in millions)
Closed-end funds:
Senior Loans	$8,066	$7,504	$6,580
Other closed-end funds	30,779	32,990	35,709
Open-end funds	35,188	35,034	33,135
Evergreen funds	6,552	4,239	3,473
Total	$80,585	$79,767	$78,897

	Year Ended December 31,
	2017	2016	2015
Change in Management Fee-generating Assets Under Management:	(in millions)
Beginning balance	$79,767	$78,897	$78,079
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	969	2,125	7,354
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	1,663	1,390	1,175
Change attributable to funds in liquidation (2)	(4,760)	(4,162)	(2,812)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	—	(881)	(409)
Distributions by funds that pay fees based on NAV/other (4)	(926)	(636)	(381)
Foreign-currency translation	840	(242)	(443)
Change in market value (5)	217	427	(294)
Change in applicable leverage	348	184	827
Open-end funds:
Contributions	5,567	5,395	4,903
Redemptions	(8,734)	(7,024)	(7,243)
Foreign-currency translation	800	(130)	(421)
Change in market value	2,521	3,658	(1,487)
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV (6)	520	533	760
Acquisition (BDCs)	2,110	—	—
Redemptions or distributions (7)	(772)	(413)	(322)
Change in market value	455	646	(389)
Ending balance	$80,585	$79,767	$78,897

(1)	These amounts include capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

(2)
These amounts include the change for funds that pay fees based on the lesser of funded capital or cost basis during the liquidation period, as well as recallable distributions at the end of the investment period. For most closed-end funds, management fees are charged during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund, with the cost basis of assets generally calculated by excluding cash balances. Thus, changes in fee basis during the liquidation period are not dependent on distributions made from the fund; rather, they are tied to the cost basis of the fund’s investments, which typically declines as the fund sells assets.

(3)
The change in uncalled capital commitments reflects declines attributable to funds entering their liquidation periods, as well as capital contributions to funds in their liquidation periods for deferred purchase obligations or other reasons.

(4)
These amounts include distributions by funds that pay fees based on NAV, as well as reductions in the par value of collateral assets and principal cash resulting from the repayment of debt as return of principal by CLOs.

(5)
The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs.

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of December 31,
	2017	2016	2015
	(in millions)
Reconciliation of Assets Under Management to Management Fee-generating Assets Under Management:
Assets under management	$100,228	$100,504	$97,359
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(2,331)	(4,183)	(2,958)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(8,675)	(10,367)	(8,215)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(4,037)	(3,109)	(4,754)
Oaktree’s general partner investments in management fee-generating funds	(1,937)	(1,822)	(1,357)
Funds that are no longer paying management fees and co-investments that pay no management fees (2)	(2,663)	(1,256)	(1,178)
Management fee-generating assets under management	$80,585	$79,767	$78,897

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

(2)	This includes certain accounts that pay administrative fees intended to offset Oaktree’s costs related to the accounts.

The period-end weighted average annual management fee rates applicable to the respective management fee-generating AUM balances above are set forth below.

	As of December 31,
	2017	2016	2015
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.49	1.50	1.52
Open-end funds	0.46	0.46	0.48
Evergreen funds (1)	1.22	1.22	1.43
Overall	0.92	0.93	0.99

(1)	Fee rates reflect the applicable asset-based management fee rates, exclusive of quarterly incentive fees on investment income that are included in management fees.

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of December 31, 2017, 2016 and 2015, the portion of incentive-creating AUM generating incentives at the fund level was $21.4 billion, $21.2 billion and $17.5 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of December 31,
	2017	2016	2015
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$27,322	$30,292	$30,100
Evergreen funds	5,383	3,335	1,823
Total	$32,705	$33,627	$31,923
Year Ended December 31, 2017
AUM decreased $0.3 billion, or 0.3%, to $100.2 billion as of December 31, 2017, from $100.5 billion as of December 31, 2016. The decrease primarily reflected $10.6 billion of distributions to closed-end fund investors and $3.0 billion of net outflows from open-end funds, partially offset by $6.6 billion in market-value gains, $2.8 billion of capital commitments and fee-generating leverage to closed-end funds, $2.1 billion from the BDC acquisition, and $1.8 billion in favorable foreign-currency translation. Commitments to closed-end funds included $1.1 billion for our Real Estate Debt strategy, $0.5 billion for Oaktree Opportunities Fund Xb and $0.5 billion for our European Private Debt strategy. Distributions to closed-end fund investors included $5.0 billion from Distressed Debt funds, $3.1 billion from Control Investing funds and $1.3 billion from Real Estate funds.
Management fee-generating AUM, a forward-looking metric, increased $0.8 billion, or 1.0%, to $80.6 billion as of December 31, 2017, from $79.8 billion as of December 31, 2016. The increase primarily reflected $3.2 billion in market-value gains, $2.1 billion from the BDC acquisition, $1.7 billion from capital drawn by closed-end funds that pay fees based on drawn capital, NAV or cost basis, $1.6 billion of favorable foreign-currency translation, and an aggregate $1.3 billion increase from the start of the investment period for EPF IV in July 2017 and fee-generating leverage to closed-end funds. These increases were partially offset by $4.8 billion attributable to closed-end funds in liquidation, $3.2 billion of net outflows from open-end funds and $0.9 billion of distributions by closed-end funds that pay fees based on NAV.
Incentive-creating AUM decreased $0.9 billion, or 2.7%, to $32.7 billion as of December 31, 2017, from $33.6 billion as of December 31, 2016. The decrease reflected an aggregate decline of $11.2 billion primarily attributable to distributions by closed-end funds, partially offset by an aggregate $8.2 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, and $2.1 billion from the BDC acquisition.
Year Ended December 31, 2016
AUM increased $3.1 billion, or 3.2%, to $100.5 billion as of December 31, 2016, from $97.4 billion as of December 31, 2015. The increase primarily reflected $8.1 billion in market-value gains and $5.9 billion of capital inflows for closed-end funds, partially offset by $7.7 billion of distributions to closed-end fund investors, $1.6 billion of net outflows from open-end funds and $1.1 billion of uncalled capital commitments for closed-end funds that have entered liquidation.
Management fee-generating AUM, a forward-looking metric, increased $0.9 billion, or 1.1%, to $79.8 billion as of December 31, 2016, from $78.9 billion as of December 31, 2015. The increase primarily reflected $4.7 billion in market-value gains, $2.1 billion of capital inflows to closed-end funds and $1.4 billion of drawdowns by closed-end funds for which management fees are based on drawn capital, NAV or cost basis. These increases were largely offset by $5.0 billion attributable to closed-end funds in liquidation and $1.6 billion of net outflows from open-end funds.
Incentive-creating AUM increased $1.7 billion, or 5.3%, to $33.6 billion as of December 31, 2016, from $31.9 billion as of December 31, 2015. The increase reflected an aggregate $8.2 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, partially offset by an aggregate $6.5 billion decline primarily attributable to distributions by closed-end funds.

Year Ended December 31, 2015
AUM increased $6.6 billion, or 7.3%, to $97.4 billion as of December 31, 2015, from $90.8 billion as of December 31, 2014. The increase primarily reflected $18.4 billion of aggregate capital inflows and fee-generating leverage for closed-end funds, partially offset by $5.2 billion of distributions to closed-end fund investors, $2.4 billion in market-value declines, $2.3 billion of net outflows from open-end funds and $1.1 billion of negative foreign-currency translation.
Management fee-generating AUM, a forward-looking metric, increased $0.8 billion, or 1.0%, to $78.9 billion as of December 31, 2015, from $78.1 billion as of December 31, 2014. The increase reflected an aggregate $6.6 billion increase from the commencement of the investment periods of Power Fund IV and Oaktree Special Situations Fund (“SSF”) in November 2015, and of Oaktree Opportunities Fund X (“Opps X”) and Oaktree Real Estate Opportunities Fund VII (“ROF VII”) as of January 1, 2016, and $2.8 billion of aggregate fee-generating leverage and drawdowns or contributions by closed-end and evergreen funds for which management fees are based on drawn capital or NAV. These increases were partially offset by $2.8 billion attributable to closed-end funds in liquidation, $2.3 billion of net outflows from open-end funds, $2.2 billion in market-value declines and $0.9 billion of negative foreign-currency translation.
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

	As of or for the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$2,014,097	$1,585,217	$1,949,407
Incentives created (fund level):
Closed-end funds	588,220	746,349	(100,633)
Evergreen funds	49,246	37,683	249
Total incentives created (fund level)	637,466	784,032	(100,384)
Less: incentive income recognized by us	(731,224)	(355,152)	(263,806)
Ending balance	$1,920,339	$2,014,097	$1,585,217
Accrued incentives (fund level), net of associated incentive income compensation expense	$920,852	$946,542	$811,540
As of December 31, 2017, 2016 and 2015, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $237.2 million (or 26%), $201.7 million (21%) and $292.1 million (36%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2017, $803.5 million, or 87%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period, and approximately 22% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Years Ended December 31, 2017, 2016 and 2015
Incentives created (fund level) was $637.5 million for the year ended December 31, 2017, reflecting $247.5 million of incentives created (fund level) from Distressed Debt funds, $219.5 million from Control Investing funds and $113.6 million from Real Estate funds.
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
Uncalled Capital Commitments
As of December 31, 2017 and 2016, uncalled capital commitments were $20.5 billion and $20.8 billion, respectively. Invested capital during the years ended December 31, 2017 and 2016 aggregated $7.1 billion and $8.5 billion, respectively.
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
Adjusted Net Income
The following schedules set forth the components of adjusted net income and adjusted net income-OCG, as well as per unit data:

Adjusted Revenues

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues:
Management fees	$747,261	$785,673	$753,805
Incentive income	731,224	355,152	263,806
Investment income	249,225	221,377	48,253
Total adjusted revenues	$1,727,710	$1,362,202	$1,065,864

Adjusted Expenses

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Expenses:
Compensation and benefits	$(381,914)	$(381,937)	$(404,442)
Equity-based compensation	(53,639)	(50,098)	(37,906)
Incentive income compensation	(402,828)	(169,683)	(141,822)
General and administrative	(132,340)	(135,654)	(124,402)
Depreciation and amortization	(9,150)	(12,219)	(10,018)
Total adjusted expenses	$(979,871)	$(749,591)	$(718,590)

Adjusted Interest and Other Expense, Net

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest expense, net of interest income (1)	$(26,375)	$(31,845)	$(35,032)
Other expense, net	(20,364)	(8,392)	(3,927)

(1)	Interest income was $8.8 million, $6.6 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Adjusted Net Income

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per unit data)
Adjusted net income	$701,100	$572,374	$308,315
Adjusted net income attributable to OCGH non-controlling interest	(412,593)	(340,718)	(212,352)
Non-Operating Group income (expense)	144,143	(1,176)	(2,097)
Adjusted net income-OCG before income taxes	432,650	230,480	93,866
Income taxes-OCG	(210,949)	(39,756)	(15,195)
Adjusted net income-OCG	$221,701	$190,724	$78,671
Adjusted net income per Class A unit	$3.46	$3.05	$1.59
Weighted average number of Class A units outstanding	64,148	62,565	49,324

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Year Ended December 31,
	2017	2016
	(in thousands)
Management Fees:
Closed-end funds	$522,338	$575,290
Open-end funds	162,402	156,533
Evergreen funds	62,521	53,850
Total	$747,261	$785,673

Management fees decreased $38.4 million, or 4.9%, to $747.3 million for the year ended December 31, 2017, from $785.7 million for the year ended December 31, 2016, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $53.0 million, or 9.2%, to $522.3 million for the year ended December 31, 2017, from $575.3 million for the year ended December 31, 2016. The decrease reflected an aggregate decline of $79.6 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $26.6 million principally from the start of the investment period for EPF IV and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds increased $5.9 million, or 3.8%, to $162.4 million for the year ended December 31, 2017, from $156.5 million for the year ended December 31, 2016, primarily reflecting market value gains.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $8.6 million, or 16.0%, to $62.5 million for the year ended December 31, 2017, from $53.9 million for the year ended December 31, 2016. The increase reflected the BDC acquisition and market value gains.

Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2017	2016
	(in thousands)
Incentive Income:
Closed-end funds	$687,413	$320,866
Evergreen funds	43,811	34,286
Total	$731,224	$355,152
Incentive income increased $376.0 million, or 105.9%, to $731.2 million for the year ended December 31, 2017, from $355.2 million for the year ended December 31, 2016. The increase was primarily attributable to $427.8 million of incentive income from POF IV, which started paying incentive income (other than tax-related) in the second quarter of 2017. Tax-related incentive income represented $81.2 million and $72.7 million in 2017 and 2016, respectively.
Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2017	2016
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$35,656	$24,375
Convertible Securities	1,790	(788)
Distressed Debt	58,649	57,605
Control Investing	22,373	34,422
Real Estate	19,511	11,025
Listed Equities	32,855	22,646
Non-Oaktree funds	7,080	5,665
Income from investments in companies	71,311	66,427
Total investment income	$249,225	$221,377
Investment income increased $27.8 million, or 12.6%, to $249.2 million for the year ended December 31, 2017, from $221.4 million for the year ended December 31, 2016. Excluding the $22.7 million impairment charge taken in the first quarter of 2016 on investments in certain of our CLOs, investment income increased $5.1 million, or 2.1%. DoubleLine accounted for investment income of $71.5 million and $66.1 million in 2017 and 2016, respectively, of which performance fees accounted for $4.2 million and $4.7 million, respectively.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense was $381.9 million for both years ended December 31, 2017 and 2016.
Equity-based Compensation
Equity-based compensation expense increased $3.5 million, or 7.0%, to $53.6 million for the year ended December 31, 2017, from $50.1 million for the year ended December 31, 2016.

Incentive Income Compensation
Incentive income compensation expense increased $233.1 million, or 137.4%, to $402.8 million for the year ended December 31, 2017, from $169.7 million for the year ended December 31, 2016, primarily reflecting the growth in incentive income.
General and Administrative
General and administrative expense decreased $3.4 million, or 2.5%, to $132.3 million for the year ended December 31, 2017, from $135.7 million for the year ended December 31, 2016, primarily reflecting lower placement costs, partially offset by higher legal fees.
Depreciation and Amortization
Depreciation and amortization expense decreased $3.0 million, or 24.6%, to $9.2 million for the year ended December 31, 2017, from $12.2 million for the year ended December 31, 2016, primarily reflecting the final amortization of certain leasehold improvements in the first quarter of 2017.
Interest Expense, Net of Interest Income
Interest expense, net decreased $5.4 million, or 17.0%, to $26.4 million for the year ended December 31, 2017, from $31.8 million for the year ended December 31, 2016, reflecting the maturity of $100.0 million in senior notes in 2016 and higher interest income.
Other Expense, Net
Other expense, net increased $12.0 million, to $20.4 million for the year ended December 31, 2017, from $8.4 million for the year ended December 31, 2016. The increase primarily reflected the $22.0 million make-whole premium expensed in 2017 in connection with the early repayment of our $250 million of 6.75% Senior Notes due 2019, partially offset by losses associated with non-operating corporate activities and an impairment charge taken on our corporate aircraft in 2016.
Adjusted Net Income
ANI increased $128.7 million, or 22.5%, to $701.1 million for the year ended December 31, 2017, from $572.4 million for the year ended December 31, 2016, primarily reflecting increases of $142.9 million in incentive income, net of incentive income compensation expense (“net incentive income”), and $27.8 million in investment income, partially offset by $32.0 million in lower fee-related earnings and $12.0 million in higher other expense, net.
Non-Operating Group Income (Expense)
Non-Operating Group income (expense) increased $145.3 million, to income of $144.1 million for the year ended December 31, 2017, from expense of $1.2 million for the year ended December 31, 2016, reflecting the $145.1 million of income in 2017 related to the remeasurement of our tax receivable agreement liability in connection with the Tax Act.
Income Taxes-OCG
Income taxes increased $171.1 million, to $210.9 million for the year ended December 31, 2017, from $39.8 million for the year ended December 31, 2016, primarily reflecting the $178.2 million in additional tax expense related to the Tax Act. Excluding the impact of the Tax Act, income taxes decreased $7.1 million, or 17.8%, to $32.7 million for the year ended December 31, 2017, from $39.8 million for the year ended December 31, 2016, primarily reflecting a lower effective tax rate for 2017, partially offset by higher adjusted net income-OCG before income taxes. The effective tax rates applied to ANI for 2017 and 2016 were 49% and 17%, respectively. Excluding the impact of the Tax Act, the effective tax rate for 2017 was 11%.  We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income, and certain incentive and investment income rises, and vice versa.

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

•
Closed-end funds.    Management fees attributable to closed-end funds grew $56.8 million, or 11.0%, to $575.3 million for the year ended December 31, 2016, from $518.5 million for the year ended December 31, 2015. The growth reflected an aggregate increase of $116.8 million principally from the start of investment periods for Oaktree Power Opportunities Fund IV, Special Situations Fund, Opps X and ROF VII. This increase was partially offset by an aggregate decline of $60.0 million primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $21.9 million, or 12.3%, to $156.5 million for the year ended December 31, 2016, from $178.4 million for the year ended December 31, 2015, primarily reflecting net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds decreased $3.0 million, or 5.3%, to $53.9 million for the year ended December 31, 2016, from $56.9 million for the year ended December 31, 2015, primarily reflecting net outflows and a reduction in the average management fee rate for Value Opportunities. The decrease was partially offset by drawdowns of capital commitments by Strategic Credit.

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
Investment income increased $173.1 million, to $221.4 million for the year ended December 31, 2016, from $48.3 million for the year ended December 31, 2015. The increase primarily reflected higher overall returns on our fund investments, despite a $22.7 million impairment charge in the first quarter of 2016 on investments in certain of our CLOs. DoubleLine accounted for investment income of $66.1 million and $55.0 million in 2016 and 2015, respectively, of which performance fees accounted for $4.7 million and $4.3 million, respectively.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense decreased $22.5 million, or 5.6%, to $381.9 million for the year ended December 31, 2016, from $404.4 million for the year ended December 31, 2015, primarily reflecting an overall shift in compensation mix from cash to equity.
Equity-based Compensation
Equity-based compensation expense increased $12.2 million, or 32.2%, to $50.1 million for the year ended December 31, 2016, from $37.9 million for the year ended December 31, 2015. The increase reflected non-cash amortization expense associated with vesting of Class A and OCGH unit grants made to employees and directors subsequent to our initial public offering, coupled with an overall shift in compensation mix from cash to equity.
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
General and Administrative
General and administrative expense increased $11.3 million, or 9.1%, to $135.7 million for the year ended December 31, 2016, from $124.4 million for the year ended December 31, 2015, primarily reflecting higher placement costs.
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
Adjusted Net Income
ANI increased $264.1 million, or 85.7%, to $572.4 million for the year ended December 31, 2016, from $308.3 million for the year ended December 31, 2015, reflecting increases of $173.1 million in investment income, $63.5 million in net incentive income and $41.0 million in fee-related earnings.
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
Distributable Earnings
Distributable earnings are set forth below:

	Year Ended December 31,
	2017	2016	2015
Distributable Earnings:	(in thousands)

Adjusted net income	$701,100	$572,374	$308,315
Investment income	(249,225)	(221,377)	(48,253)
Receipts of investment income from funds (1)	128,468	66,390	101,296
Receipts of investment income from companies	67,995	63,700	48,067
Equity-based compensation	53,639	50,098	37,906
Other (income) expense, net (2)	21,962	—	—
Operating Group income taxes	(7,632)	(4,635)	(3,374)
Distributable earnings	$716,307	$526,550	$443,957

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

(2)
For distributable earnings purposes, the $22 million make-whole premium charge included in ANI in the fourth quarter of 2017 in connection with the early repayment of our 2019 Notes is amortized through the original maturity date of December 2019.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Distributable earnings increased $189.7 million, or 36.0%, to $716.3 million for the year ended December 31, 2017, from $526.6 million for the year ended December 31, 2016, reflecting increases of $142.9 million in net incentive income and $66.4 million in investment income proceeds, partially offset by $32.0 million in lower fee-related earnings. For 2017, investment income proceeds totaled $196.5 million, including $128.5 million from fund distributions and $68.0 million from DoubleLine, as compared with total investment income proceeds in 2016 of $130.1 million, of which $66.4 million and $63.7 million was attributable to fund distributions and DoubleLine, respectively. The portion of distributable earnings attributable to our Class A units was $4.16 and $2.87 per unit for 2017 and 2016, respectively, reflecting distributable earnings per Operating Group unit of $4.60 and $3.40, respectively, less costs borne by Class A unitholders.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Distributable earnings grew $82.6 million, or 18.6%, to $526.6 million for the year ended December 31, 2016, from $444.0 million for the year ended December 31, 2015, reflecting increases of $63.5 million in net incentive income, and $41.0 million in fee-related earnings, partially offset by a $19.3 million decline in investment income proceeds. For 2016, investment income proceeds totaled $130.1 million, including $66.4 million from fund distributions and $63.7 million from DoubleLine, as compared with total investment income proceeds in 2015 of $149.4 million, of which $101.3 million and $51.7 million was attributable to fund distributions and DoubleLine, respectively. The portion of distributable earnings attributable to our Class A units was $2.87 and $2.39 per unit for 2016 and 2015, respectively, reflecting distributable earnings per Operating Group unit of $3.40 and $2.89, respectively, less costs borne by Class A unitholders.
Fee-related Earnings
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Fee-related earnings decreased $32.0 million, or 12.5%, to $223.9 million for the year ended December 31, 2017, from $255.9 million for the year ended December 31, 2016, primarily reflecting the $38.4 million decline in management fees, partially offset by $3.4 million in lower general and administrative expenses. The portion of fee-related earnings attributable to our Class A units was $0.85 and $1.42 per unit for 2017 and 2016, respectively. Excluding the impact of the Tax Act, fee-related earnings attributable to our Class A units for 2017 were $1.33 per unit.
The effective tax rates applicable to fee-related earnings for the years ended December 31, 2017 and 2016 were 77% and 13%, respectively. Excluding the impact of the Tax Act, the effective tax rate applicable to fee-related earnings for 2017 was 6%.  In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Fee-related earnings grew $41.0 million, or 19.1%, to $255.9 million for the year ended December 31, 2016, from $214.9 million for the year ended December 31, 2015. The increase reflected $31.9 million of higher management fees and $22.5 million of lower compensation and benefits expense, partially offset by $11.3 million of higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $1.42 and $1.32 per unit for 2016 and 2015, respectively.
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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$231,494	$194,705	$71,349
Incentive income (1)	(13,653)	1,407	(19,002)
Incentive income compensation (1)	13,653	(1,407)	19,009
Investment income (2)	(30,613)	(21,814)	—
Equity-based compensation (3)	5,698	13,626	16,475
Foreign-currency hedging (4)	1,453	1,496	2,619
Acquisition-related items (5)	1,838	(924)	5,251
Income taxes (6)	215,442	42,519	17,549
Non-Operating Group (income) expense (7)	(144,143)	1,176	2,097
Non-controlling interests (7)	419,931	341,590	192,968
Adjusted net income	701,100	572,374	308,315
Incentive income	(731,224)	(355,152)	(263,806)
Incentive income compensation	402,828	169,683	141,822
Investment income	(249,225)	(221,377)	(48,253)
Equity-based compensation (8)	53,639	50,098	37,906
Interest expense, net of interest income	26,375	31,845	35,032
Other (income) expense, net	20,364	8,392	3,927
Fee-related earnings	223,857	255,863	214,943
Incentive income	731,224	355,152	263,806
Incentive income compensation	(402,828)	(169,683)	(141,822)
Receipts of investment income from funds (9)	128,468	66,390	101,296
Receipts of investment income from companies	67,995	63,700	48,067
Interest expense, net of interest income	(26,375)	(31,845)	(35,032)
Other (income) expense, net	1,598	(8,392)	(3,927)
Operating Group income taxes	(7,632)	(4,635)	(3,374)
Distributable earnings	$716,307	$526,550	$443,957

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$231,494	$194,705	$71,349
Incentive income attributable to OCG (1)	(6,004)	407	(8,087)
Incentive income compensation attributable to OCG (1)	6,004	(407)	8,209
Investment income attributable to OCG (2)	(12,608)	(8,807)	—
Equity-based compensation attributable to OCG (3)	2,341	5,512	5,269
Foreign-currency hedging attributable to OCG (4)	618	572	1,006
Acquisition-related items attributable to OCG (5)	759	(372)	1,628
Non-controlling interests attributable to OCG (5)	(903)	(886)	(703)
Adjusted net income-OCG (6)	221,701	190,724	78,671
Incentive income attributable to OCG	(300,718)	(143,595)	(81,314)
Incentive income compensation attributable to OCG	165,669	68,609	43,414
Investment income attributable to OCG	(102,644)	(89,698)	(13,693)
Equity-based compensation attributable to OCG (7)	22,089	20,267	12,228
Interest expense, net of interest income attributable to OCG	10,720	13,002	11,642
Other (income) expense attributable to OCG	8,474	3,400	1,308
Non-fee-related earnings income taxes attributable to OCG (8)	29,205	26,238	12,771
Fee-related earnings-OCG (6)	54,496	88,947	65,027
Incentive income attributable to OCG	300,718	143,595	81,314
Incentive income compensation attributable to OCG	(165,669)	(68,609)	(43,414)
Receipts of investment income from funds attributable to OCG	52,923	26,879	32,163
Receipts of investment income from companies attributable to OCG	28,041	25,784	15,735
Interest expense, net of interest income attributable to OCG	(10,720)	(13,002)	(11,642)
Other (income) expense attributable to OCG	(144,409)	(3,400)	(1,308)
Non-fee-related earnings income taxes attributable to OCG (8)	(29,205)	(26,238)	(12,771)
Distributable earnings-OCG income taxes	(5,394)	(11,939)	(2,083)
Tax receivable agreement	(21,608)	(20,469)	(19,090)
Income taxes of Intermediate Holding Companies	207,810	37,884	14,174
Distributable earnings-OCG (6)	$266,983	$179,432	$118,105

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per unit data)
Fee-related earnings	$223,857	$255,863	$214,943
Fee-related earnings attributable to OCGH non-controlling interest	(131,622)	(152,347)	(145,801)
Non-Operating Group income (expense)	144,005	(1,051)	(1,691)
Fee-related earnings-OCG income taxes	(181,744)	(13,518)	(2,424)
Fee-related earnings-OCG	$54,496	$88,947	$65,027
Fee-related earnings per Class A unit	$0.85	$1.42	$1.32
Weighted average number of Class A units outstanding	64,148	62,565	49,324

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per unit data)
Distributable earnings	$716,307	$526,550	$443,957
Distributable earnings attributable to OCGH non-controlling interest	(421,401)	(313,534)	(302,582)
Non-Operating Group expenses	(921)	(1,176)	(2,097)
Distributable earnings-OCG income taxes	(5,394)	(11,939)	(2,083)
Tax receivable agreement	(21,608)	(20,469)	(19,090)
Distributable earnings-OCG	$266,983	$179,432	$118,105
Distributable earnings per Class A unit	$4.16	$2.87	$2.39
Weighted average number of Class A units outstanding	64,148	62,565	49,324

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

The following table reconciles net income attributable to Oaktree Capital Group, LLC to the GAAP and non-GAAP financial measures excluding the impact of the Tax Act.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$231,494	$194,705	$71,349
Impact of the Tax Act	33,178	—	—
Net income attributable to Oaktree Capital Group, LLC, excluding the impact of the Tax Act	264,672	194,705	71,349
Reconciling adjustments (1)	(9,793)	(3,981)	7,322
Adjusted net income-OCG, excluding the impact of the Tax Act	254,879	190,724	78,671
Impact of the Tax Act	(2,126)	—	—
Reconciling adjustments (1)	(167,205)	(101,777)	(13,644)
Fee-related earnings-OCG, excluding the impact of the Tax Act	$85,548	$88,947	$65,027

(1)	Please refer to the table on page 106 for a detailed reconciliation of adjusted GAAP net income attributable to OCG to adjusted net income-OCG and fee-related earnings-OCG.

The following table reconciles GAAP revenues to adjusted revenues, fee-related earnings revenues and distributable earnings revenues.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
GAAP revenues	$1,469,767	$1,125,746	$201,905
Consolidated funds (1)	100,920	57,737	831,003
Incentive income (2)	(13,653)	1,407	(19,002)
Investment income (3)	170,676	177,312	51,958
Adjusted revenues	1,727,710	1,362,202	1,065,864
Incentive income	(731,224)	(355,152)	(263,806)
Investment income	(249,225)	(221,377)	(48,253)
Fee-related earnings revenues	747,261	785,673	753,805
Incentive income	731,224	355,152	263,806
Receipts of investment income from funds	128,468	66,390	101,296
Receipts of investment income from companies	67,995	63,700	48,067
Distributable earnings revenues	$1,674,948	$1,270,915	$1,166,974

(1)
This adjustment adds back the amounts attributable to the consolidated funds that were eliminated in consolidation, the reclassification of gains and losses related to foreign-currency hedging activities from general and administrative expense to revenues, and the elimination of non-controlling interests from adjusted revenues.

(2)	This adjustment adds back the effect of timing differences associated with the recognition of incentive income between adjusted revenues and GAAP revenues.

(3)
This adjustment reclassifies consolidated investment income from other income (loss) to revenues and adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs between adjusted revenues and GAAP revenues.

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	As of or for the Year Ended December 31, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$726,414	$20,847	$747,261
Incentive income (1)	743,353	(12,129)	731,224
Investment income (1)	201,289	47,936	249,225
Total expenses (2)	(1,025,343)	45,472	(979,871)
Interest expense, net (3)	(169,888)	143,513	(26,375)
Other income (expense), net (4)	138,519	(158,883)	(20,364)
Other income of consolidated funds (5)	290,580	(290,580)	—
Income taxes	(215,442)	215,442	—
Net income attributable to non-controlling interests in consolidated funds	(33,204)	33,204	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(424,784)	424,784	—
Net income attributable to Oaktree Capital Group, LLC/Adjusted net income	$231,494	$469,606	$701,100

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $1,332 of net gains related to foreign-currency hedging activities from general and administrative expense, (c) for incentive income, includes $13,653 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (d) for investment income, includes $30,613 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $5,698 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $9,284, (c) expenses incurred by the Intermediate Holding Companies of $1,059, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $13,653, (e) acquisition-related items of $1,838, (f) adjustments of $14,180 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $240 of net gains related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $14,180 that are classified as other income under GAAP and as expenses for ANI, (b) the reclassification of $361 in net gains related to foreign-currency hedging activities from general and administrative expense, and (c) $145,064 related to the remeasurement of our tax receivable agreement liability in connection with the Tax Act.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Year Ended December 31, 2016
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$774,587	$11,086	$785,673
Incentive income (1)	351,159	3,993	355,152
Investment income (1)	199,126	22,251	221,377
Total expenses (2)	(789,336)	39,745	(749,591)
Interest expense, net (3)	(120,610)	88,765	(31,845)
Other income (expense), net (4)	13,490	(21,882)	(8,392)
Other income of consolidated funds (5)	180,206	(180,206)	—
Income taxes	(42,519)	42,519	—
Net income attributable to non-controlling interests in consolidated funds	(22,921)	22,921	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(348,477)	348,477	—
Net income attributable to Oaktree Capital Group, LLC/Adjusted net income	$194,705	$377,669	$572,374

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $408 of net gains related to foreign-currency hedging activities from general and administrative expense, (c) for incentive income, includes $1,407 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (d) for investment income, includes $21,814 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $13,627 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $4,428, (c) expenses incurred by the Intermediate Holding Companies of $1,051, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $1,407, (e) acquisition-related items of $924, (f) adjustments of $21,194 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $1,776 of net losses related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $21,194 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $688 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Year Ended December 31, 2015
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$195,308	$558,497	$753,805
Incentive income (1)	6,597	257,209	263,806
Investment income (1)	51,958	(3,705)	48,253
Total expenses (2)	(940,908)	222,318	(718,590)
Interest expense, net (3)	(216,799)	181,767	(35,032)
Other income (expense), net (4)	20,006	(23,933)	(3,927)
Other loss of consolidated funds (5)	(631,575)	631,575	—
Income taxes	(17,549)	17,549	—
Net loss attributable to non-controlling interests in consolidated funds	1,809,683	(1,809,683)	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(205,372)	205,372	—
Net income attributable to Oaktree Capital Group, LLC/Adjusted net income	$71,349	$236,966	$308,315

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) for management fees, reclassifies $12,676 of net gains related to foreign-currency hedging activities from general and administrative expense, and (c) for incentive income, includes $19,002 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $16,475 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $165,904, (c) expenses incurred by the Intermediate Holding Companies of $1,690, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $19,009, (e) acquisition-related items of $5,251, (f) adjustments of $23,552 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, (g) $9,676 of net gains related to foreign-currency hedging activities, and (h) other expenses of $113.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $23,552 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $381 in net losses related to foreign-currency hedging activities from general and administrative expense.

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
The following table presents our GAAP condensed consolidating statement of financial condition:

	As of December 31, 2017
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$481,631	$—	$—	$481,631
U.S. Treasury and other securities	176,602	—	—	176,602
Corporate investments	1,691,549	—	(681,918)	1,009,631
Deferred tax assets	202,460	—	—	202,460
Receivables and other assets	790,423	—	(2,670)	787,753
Assets of consolidated funds	—	6,356,819	(100)	6,356,719
Total assets	$3,342,665	$6,356,819	$(684,688)	$9,014,796
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$428,297	$—	$5,403	$433,700
Due to affiliates	177,873	—	—	177,873
Debt obligations	746,274	—	—	746,274
Liabilities of consolidated funds	—	4,907,039	(131,255)	4,775,784
Total liabilities	1,352,444	4,907,039	(125,852)	6,133,631
Non-controlling redeemable interests in consolidated funds	—	—	860,548	860,548
Capital:
Unitholders’ capital attributable to OCG	868,984	233,537	(233,537)	868,984
Non-controlling interest in consolidated subsidiaries	1,121,237	325,299	(325,299)	1,121,237
Non-controlling interest in consolidated funds	—	890,944	(860,548)	30,396
Total capital	1,990,221	1,449,780	(1,419,384)	2,020,617
Total liabilities and capital	$3,342,665	$6,356,819	$(684,688)	$9,014,796

Corporate Investments
A summary of corporate investments is set forth below:

	As of December 31,
	2017	2016
Investments in funds:	(in thousands)
Oaktree funds:
Corporate Debt	$553,897	$422,330
Convertible Securities	28,537	1,735
Distressed Debt	354,843	426,108
Control Investing	247,546	265,919
Real Estate	263,732	141,234
Listed Equities	137,941	116,988
Non-Oaktree funds	39,802	71,682
Investments in companies	42,294	34,932
Total corporate investments – Non-GAAP	1,668,592	1,480,928
Adjustments (1)	22,957	4,263
Total corporate investments – Oaktree and operating subsidiaries	1,691,549	1,485,191
Eliminations	(681,918)	(361,459)
Total corporate investments – Consolidated	$1,009,631	$1,123,732

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of December 31, 2017, we had $658 million of cash and U.S. Treasury and other securities, and $746 million in outstanding debt, which included no borrowings outstanding against our $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $1.7 billion as of December 31, 2017.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of December 31, 2017, corporate investments of $1.7 billion included unrealized investment income proceeds of $421 million, of which $176 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
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
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015 are discussed below.
Operating Activities
Operating activities used $336.3 million, $317.9 million and $943.2 million of cash in 2017, 2016 and 2015, respectively. These amounts principally reflected net purchases of securities of the consolidated funds of $1,070.7 million, $862.0 million and $2,287.9 million for 2017, 2016 and 2015, respectively, partially offset by net income in each respective period.
Investing Activities
Investing activities provided $343.0 million of cash in 2017 and used $98.6 million and $53.6 million of cash in 2016 and 2015, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net proceeds of $581.2 million in 2017 and net purchases of $96.5 million and $5.6 million in 2016 and 2015, respectively. Corporate investments in funds and companies of $158.7 million, $113.5 million and $82.3 million in 2017, 2016 and 2015, respectively, consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Funds	$487.2	$238.8	$300.4
Eliminated in consolidation	(328.5)	(125.3)	(218.1)
Total investments	$158.7	$113.5	$82.3

Distributions and proceeds from corporate investments in funds and companies of $264.2 million, $181.8 million and $58.0 million in 2017, 2016 and 2015, respectively, consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Funds	$369.6	$291.1	$347.0
Eliminated in consolidation	(105.4)	(109.3)	(313.0)
Unconsolidated companies	—	—	24.0
Total investments	$264.2	$181.8	$58.0

Purchases of fixed assets were $29.4 million, $70.4 million and $23.7 million in 2017, 2016 and 2015, respectively, with 2016 including a deposit on a new corporate aircraft. Additionally, 2017 included a $319.4 million payment for the BDC acquisition and $5.0 million in proceeds from the sale of a prior corporate aircraft.
Financing Activities
Financing activities used $51.0 million of cash in 2017 and provided $763.3 million and $992.3 million of cash in 2016 and 2015, respectively. Financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $183.1 million and $84.3 million in 2017 and 2016, respectively, and net distributions to non-controlling interests in consolidated funds of $1.2 billion in 2015; (b) net borrowings on credit facilities of the consolidated funds of $331.8 million, $368.0 million and $1.6 billion in 2017, 2016 and 2015, respectively; (c) distributions to unitholders of $562.0 million, $394.5 million and $372.7 million in 2017, 2016 and 2015, respectively; (d) net unit purchases of $12.3 million, $12.8 million and $4.9 million in 2017, 2016 and 2015, respectively; (e) payments of debt issuance costs of $8.2 million, $14.3 million and $25.2 million in 2017, 2016 and 2015, respectively; and (f) proceeds from debt obligations issued by our CLOs of $1.7 billion, $839.4 million and $983.0 million in 2017, 2016 and 2015, respectively. Additionally, 2017 included proceeds from the issuance of $250.0 million of senior notes due 2032, which were used to repay $250.0 million of senior notes due 2019, and repayments of $1.7 billion related to CLO debt obligations that were refinanced. The 2016 year included the maturity of $100.0 million in senior notes and $100.0 million in proceeds from the issuance of senior notes, which were used to repay $100.0 million of borrowings outstanding under our $250.0 million term loan due 2021.
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
In December 2017, our indirect subsidiary, Oaktree Capital Management, L.P., issued and sold to certain accredited investors $250 million of 3.78% senior notes due 2032 (the “2017 Notes”). The 2017 Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by our indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. The proceeds from the sale of the 2017 Notes and cash on hand were used to redeem the $250 million of 6.75% Senior Notes due 2019 and to pay the related make-whole premium to holders thereof. In connection with the Notes offering, we entered into a cross-currency swap agreement to euros, reducing the interest cost to 1.95% per year. The 2017 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2017 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2017 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid.

Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2017 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In July 2016, Oaktree Capital Management, L.P., issued and sold to certain accredited investors $100 million of 3.69% senior notes due July 12, 2031 (the “2016 Notes”). The 2016 Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. pursuant to a note and guaranty agreement. The proceeds from the sale of the 2016 Notes were used to simultaneously repay $100 million of borrowings outstanding under our $250 million term loan due March 31, 2021. The 2016 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2016 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2016 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2016 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In March 2016, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Second Amendment, the “Credit Agreement”). The Credit Agreement consists of a $250 million fully-funded term loan, of which $100 million was repaid in July 2016, and a $500 million revolving credit facility (the “Revolver”). The Second Amendment extended the maturity date of the Credit Agreement from March 31, 2019 to March 31, 2021, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.125% per annum. The Credit Agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio of 3.0-to-1.0 and a minimum required level of assets under management (as defined in the credit agreement). The Second Amendment increased the minimum level of assets under management to $60 billion and made certain other amendments to the provisions of the Credit Agreement. As of December 31, 2017, we had no outstanding borrowings under our $500 million revolving credit facility.
In September 2014, Oaktree Capital Management, L.P. issued and sold to certain accredited investors $50 million aggregate principal amount of 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “2014 Notes”) pursuant to a note and guarantee agreement. The 2014 Notes are senior unsecured obligations of the issuer, guaranteed on a joint and several basis by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. Interest on the 2014 Notes is payable semi-annually. The 2014 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2014 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2014 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2014 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of December 31, 2017, we were required to maintain approximately $115.5 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
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
On December 22, 2017, the Tax Act was signed into law, which, among other items, lowers the U.S. corporate tax rate. As a result, the existing deferred tax assets and liabilities of Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. were remeasured. The remeasurement resulted in a net reduction to GAAP net income and adjusted net income attributable to Oaktree Capital Group, LLC of $33.2 million, comprised of $178.2 million in additional tax expense from the remeasurement of our deferred tax assets at lower corporate tax rates and a $145.1 million benefit to other income from the remeasurement of our tax receivable agreement liability, the value of which is based upon an 85% share of certain of our deferred tax assets.
On February 12, 2018, we issued and sold 5,000,000 Class A units in a public offering, resulting in $219.5 million in net proceeds to us. We did not retain any proceeds from the sale of Class A units in this offering. The proceeds were used to acquire interests in our business from certain of our directors, employees and other investors, including certain senior executives and other members of our senior management.
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of December 31, 2017, future payments of this nature were estimated to aggregate $17.3 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $36.8 million over the period ending approximately in 2034 with respect to the initial public offering, $51.1 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $38.6 million over the period ending approximately in 2036 with respect to the public offering in March 2014, $32.5 million over the period ending approximately in 2037 with respect to the public offering in March 2015, and $34.3 million over the period ending approximately in 2040 with respect to the public offering in February 2018. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
For the years ended December 31, 2017, 2016 and 2015, respectively, $20.0 million, $18.8 million and $15.7 million were paid under the tax receivable agreement.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2017:

	2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$17,775	$35,768	$29,628	$74,628	$157,799
Debt obligations payable (2)	—	—	150,000	600,000	750,000
Interest obligations on debt (3)	27,161	54,323	47,589	171,938	301,011
Tax receivable agreement	20,196	26,712	28,851	100,524	176,283
Contingent consideration (4)	18,778	—	—	—	18,778
Commitments to Oaktree and third-party funds (5)	429,075	—	—	—	429,075
Subtotal	512,985	116,803	256,068	947,090	1,832,946
Consolidated Funds:
Debt obligations payable (2)	—	—	—	870,098	870,098
Interest obligations on debt (3)	26,159	52,318	52,318	147,991	278,786
Debt obligations of CLOs (2)	47,470	—	—	3,111,825	3,159,295
Interest on debt obligations of CLOs (3)	65,512	130,762	130,762	379,007	706,043
Commitments to fund investments (6)	6,025	—	—	—	6,025
Total	$658,151	$299,883	$439,148	$5,456,011	$6,853,193

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

(4)
This represents the undiscounted contingent consideration obligation as of December 31, 2017 related to the 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2018 column.

(5)
These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2018 column. Capital commitments are expected to be called over a period of several years.

(6)
These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2018 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2017.
As of December 31, 2017, none of the incentive income we had recognized was subject to clawback by the funds.
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
Principles of Consolidation
We consolidate entities in which we have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a VIE if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. We consolidate those VIEs in which we are the primary beneficiary. An entity is deemed to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which we hold a variable interest is a VIE and (b) whether our involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-based fees), would give us a controlling financial interest. A decision maker’s fee arrangement is not considered a variable interest if (a) it is compensation for services provided, commensurate with the level of effort required to provide those services, and part of a compensation arrangement that includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length (“at-market”), and (b) the decision maker does not hold any other variable interests that absorb more than an insignificant amount of the potential VIE’s expected residual returns.
We determine whether we are the primary beneficiary of a VIE at the time we become involved with a VIE and reconsider that conclusion at each reporting date. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly by us or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that we are not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by us, our affiliates or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. We do not consolidate most of the Oaktree funds because we are not the primary beneficiary of those funds due to the fact that our fee arrangements are considered at-market and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered to be more than insignificant. Please see note 4 to our consolidated financial statements included elsewhere in this annual report for more information regarding both consolidated and unconsolidated VIEs. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model.
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

Revenue Recognition
Management Fees
Management fees are recognized over the period in which the investment advisory services are performed. The contractual terms of management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. However, for certain closed-end funds, management fees during the investment period are calculated based on drawn capital or cost basis. Additionally, for those closed-end funds for which management fees are based on committed capital, we may elect to delay the start of the fund’s investment period and thus its full management fees, in which case we earn management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until we elect to start the fund’s investment period. Our right to receive management fees typically ends after 10 or 11 years from the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For our publicly-traded BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash.
In the case of certain open-end fund accounts, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. Management fees also include the quarterly incentive fees on investment income we earn from our publicly-traded BDCs and certain evergreen fund accounts, which are recurring in nature.
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
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. We have elected to adopt Method 1 for revenue recognition based on a formula. Under this method, incentive income is recognized when amounts are fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to us. The Method 1 criteria for revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Incentives received by us before the above criteria have been met are deferred and recorded as a deferred incentive income liability within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. We may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
For purposes of adjusted net income, incentive income is recognized when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same incentive income is recognized under Method 1.

Other Income (Loss)
Other income (loss) includes the unrealized and realized gains (losses) on consolidated funds’ investments (including the impact of foreign currency on non-U.S. dollar denominated investments), dividend and interest income received from investments, and interest expense incurred in connection with investment activities. Unrealized gains or losses result from changes in the fair value of our funds’ investments during a period as well as the reversal of unrealized gains or losses in connection with realization events. Upon disposition of an investment, previously recognized unrealized gains or losses are reversed and a corresponding realized gain or loss is recognized in the current period. While this reversal does not impact the net amounts of net gains and losses that we recognize from investment activities, it affects the manner in which we classify our gains and losses for reporting purposes.
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
Certain assets are valued using prices obtained from pricing vendors or brokers. We seek to obtain prices from at least two pricing vendors for the subject of similar securities. In cases where vendor pricing is not reflective of fair value, a secondary vendor is unavailable, or no vendor pricing is available, a comparison value made up of quotes for the subject or similar securities received from broker dealers may be used. These investments may be classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. We evaluate the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. We also perform back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, we perform due diligence procedures surrounding pricing vendors to understand their methodology and controls to support their use in the valuation process.
Fair Value Option
We have elected the fair value option for certain corporate investments that otherwise would not have reflected unrealized gains and losses in current-period earnings. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of investment income in the consolidated statements of operations. Our accounting for these investments is similar to its accounting for investments held by the consolidated funds at fair value, and the valuation methods are consistent with those used to determine the fair value of the consolidated funds’ investments.
We have elected the fair value option for the financial assets and financial liabilities of our consolidated CLOs. The assets and liabilities of CLOs are primarily reflected within the investments, at fair value and within the debt obligations of CLOs line items in the consolidated statements of financial condition. Our accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. The fair value of CLO liabilities is measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by us and (b) the carrying value of any beneficial interests that represent compensation for services. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses, respectively, are included in interest expense and consolidated fund expenses in the consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities in accordance with the CLO measurement guidance are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
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

The table below summarizes the investments and other financial instruments, net of debt obligations, by fund structure and fair-value hierarchy levels, held by our consolidated funds for each period presented in our consolidated statements of financial condition (in thousands):

As of December 31, 2017	Level I	Level II	Level III	Total
Closed-end funds	$4,430	$1,378,742	$117,527	$1,500,699
Open-end funds	3,813	548,361	48,788	600,962
Evergreen funds	131,598	(87)	121,087	252,598
Total	$139,841	$1,927,016	$287,402	$2,354,259

As of December 31, 2016
Closed-end funds	$6,078	$320,688	$242,961	$569,727
Open-end funds	37,608	59,832	—	97,440
Evergreen funds	44,660	(941)	1,393	45,112
Total	$88,346	$379,579	$244,354	$712,279
Derivatives and Hedging
We enter into derivatives as part of our overall risk management strategy or to facilitate its investment management activities. Risks associated with fluctuations in interest rates and foreign-currency exchange rates in the normal course of business are addressed as part of our overall risk management strategy that may include the use of derivatives to economically hedge or reduce these exposures. From time to time, we may enter into (a) foreign-currency option and forward contracts to reduce earnings and cash-flow volatility associated with changes in foreign-currency exchange rates, and (b) interest-rate swaps to manage all or a portion of the interest-rate risk associated with its variable-rate borrowings. As a result of the use of these or other derivative contracts, we are exposed to the risk that counterparties will fail to fulfill their contractual obligations. We attempt to mitigate this counterparty risk by entering into derivative contracts only with major financial institutions that have investment-grade credit ratings. Counterparty credit risk is evaluated in determining the fair value of derivatives.
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
When we enter into a derivative contract, we may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of our overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that we enter into as part of our overall risk management strategy but do not utilize hedge accounting. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
Derivatives that are designated as hedging instruments are classified as either a hedge of (a) a recognized asset or liability (“fair-value hedge”), (b) a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow hedge”), or (c) a net investment in a foreign operation. For a fair-value hedge, we record changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk in current-period earnings in the same caption in the consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair value of derivatives designated as hedging instruments that are caused by factors other than changes in the risk being hedged are excluded from the assessment of hedge effectiveness and recognized in current-period earnings. For freestanding derivatives, changes in fair value are recorded in current-period earnings.

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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs and deferred equity units, and is calculated based on the grant-date fair value of the unit award. In the first quarter of 2017, we adopted the new accounting guidance related to share-based payment awards, as further discussed in note 2 to our consolidated financial statements included elsewhere in this annual report. With respect to forfeitures, we adopted the guidance on a modified retrospective basis and made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017.
For OCGH unit awards, we utilize a contemporaneous valuation report in determining fair value at the grant date. The valuation report is based on the market price of Oaktree’s Class A units as well as other pertinent factors. A discount is then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards, if applicable. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly-traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are expensed on a straight-line basis over the requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2017, we had investments at fair value of $5.7 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $566.1 million. Of this decline, approximately $206.8 million would impact net income attributable to Oaktree Capital Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the years ended December 31, 2017 and 2016, NAV-based management fees represented approximately 33% and 30%, respectively, of total management fees. Based on investments held as of December 31, 2017, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.8 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of December 31, 2017, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $309.6 million decrease in the amount of investment income. The estimated decline of $309.6 million is greater than 10% of the December 31, 2017 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the year ended December 31, 2017, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $13.9 million;

•	our operating expenses would have increased by $12.9 million;

•	OCGH interest in net income of consolidated subsidiaries would have increased by $0.6 million; and

•	our income tax expense would have increased by $0.2 million.
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
Interest-rate Risk
As of December 31, 2017, Oaktree and its operating subsidiaries had $746.3 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of December 31, 2017, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $658.2 million of aggregate cash and U.S. Treasury and other securities as of December 31, 2017, we estimate that Oaktree and its operating subsidiaries would generate an additional $6.6 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2017, $4.1 billion was outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $38.7 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Unitholders and Board of Directors of Oaktree Capital Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Oaktree Capital Group, LLC (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in unitholders’ capital for each of two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Adoption of ASU No. 2015-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for consolidation of its funds and other managed investment vehicles due to the adoption of Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis, effective January 1, 2016.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California
February 23, 2018

Report of Independent Registered Public Accounting Firm
To the Unitholders and Board of Directors of Oaktree Capital Group, LLC

Opinion on Internal Control over Financial Reporting

We have audited Oaktree Capital Group, LLC’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Capital Group, LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in unitholders’ capital for each for two years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2018

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Unitholders of
Oaktree Capital Group, LLC

In our opinion, the consolidated statements of operations, comprehensive income (loss), cash flows and changes in unitholders’ capital for the year ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Oaktree Capital Group, LLC and its subsidiaries (the “Company”) for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2016

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2017	2016
Assets
Cash and cash-equivalents	$481,631	$291,470
U.S. Treasury and other securities	176,602	757,578
Corporate investments (includes $50,778 and $107,591 measured at fair value as of December 31, 2017 and 2016, respectively)	1,009,631	1,123,732
Due from affiliates	223,224	208,643
Deferred tax assets	202,460	404,614
Other assets	564,529	237,466
Assets of consolidated funds:
Cash and cash-equivalents	477,834	667,730
Investments, at fair value	5,660,540	3,808,234
Dividends and interest receivable	21,144	15,297
Due from brokers	54,289	98,746
Receivable for securities sold	141,582	34,932
Derivative assets, at fair value	731	357
Other assets	599	311
Total assets	$9,014,796	$7,649,110
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$274,984	$284,510
Accounts payable, accrued expenses and other liabilities	158,716	150,596
Due to affiliates	177,873	346,543
Debt obligations	746,274	745,897
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	18,111	11,689
Payables for securities purchased	580,906	291,182
Securities sold short, at fair value	86,467	41,016
Derivative liabilities, at fair value	953	1,086
Distributions payable	7,354	9,207
Borrowings under credit facilities	862,401	483,956
Debt obligations of CLOs	3,219,592	3,054,210
Total liabilities	6,133,631	5,419,892
Commitments and contingencies (Note 16)
Non-controlling redeemable interests in consolidated funds	860,548	344,047
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 65,310,226 and 63,032,276 units issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Class B units, no par value, unlimited units authorized, 90,975,687 and 91,758,067 units issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Paid-in capital	788,413	749,618
Retained earnings	80,128	54,494
Accumulated other comprehensive income	443	1,793
Class A unitholders’ capital	868,984	805,905
Non-controlling interests in consolidated subsidiaries	1,121,237	1,050,319
Non-controlling interests in consolidated funds	30,396	28,947
Total unitholders’ capital	2,020,617	1,885,171
Total liabilities and unitholders’ capital	$9,014,796	$7,649,110

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Management fees	$726,414	$774,587	$195,308
Incentive income	743,353	351,159	6,597
Total revenues	1,469,767	1,125,746	201,905
Expenses:
Compensation and benefits	(392,827)	(389,892)	(416,907)
Equity-based compensation	(59,337)	(63,724)	(54,381)
Incentive income compensation	(416,481)	(168,276)	(160,831)
Total compensation and benefits expense	(868,645)	(621,892)	(632,119)
General and administrative	(130,892)	(145,430)	(110,677)
Depreciation and amortization	(15,776)	(16,222)	(14,022)
Consolidated fund expenses	(10,030)	(5,792)	(184,090)
Total expenses	(1,025,343)	(789,336)	(940,908)
Other income (loss):
Interest expense	(169,888)	(120,610)	(216,799)
Interest and dividend income	215,119	165,066	1,958,802
Net realized gain on consolidated funds’ investments	20,400	27,593	1,177,150
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	55,061	(12,453)	(3,767,527)
Investment income	201,289	199,126	51,958
Other income, net	138,519	13,490	20,006
Total other income (loss)	460,500	272,212	(776,410)
Income (loss) before income taxes	904,924	608,622	(1,515,413)
Income taxes	(215,442)	(42,519)	(17,549)
Net income (loss)	689,482	566,103	(1,532,962)
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(33,204)	(22,921)	1,809,683
Net income attributable to non-controlling interests in consolidated subsidiaries	(424,784)	(348,477)	(205,372)
Net income attributable to Oaktree Capital Group, LLC	$231,494	$194,705	$71,349
Distributions declared per Class A unit	$3.21	$2.25	$2.10
Net income per unit (basic and diluted):
Net income per Class A unit	$3.61	$3.11	$1.45
Weighted average number of Class A units outstanding	64,148	62,565	49,324

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

Year Ended December 31, 2017	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$231,494	$424,784	$33,204	$689,482
Other comprehensive income (loss), net of tax:
Foreign-currency translation adjustments	(1,374)	(2,015)	—	(3,389)
Unrealized gain on interest-rate swap designated as cash-flow hedge	24	36	—	60
Other comprehensive loss, net of tax	(1,350)	(1,979)	—	(3,329)
Total comprehensive income	230,144	422,805	33,204	686,153
Less: Comprehensive income attributable to non-controlling interests	—	(422,805)	(33,204)	(456,009)
Comprehensive income attributable to Oaktree Capital Group, LLC	$230,144	$—	$—	$230,144
Year Ended December 31, 2016
Net income	$194,705	$348,477	$22,921	$566,103
Other comprehensive income, net of tax:
Foreign-currency translation adjustments	2,666	3,913	—	6,579
Unrealized gain on interest-rate swap designated as cash-flow hedge	343	504	—	847
Other comprehensive income, net of tax	3,009	4,417	—	7,426
Total comprehensive income	197,714	352,894	22,921	573,529
Less: Comprehensive income attributable to non-controlling interests	—	(352,894)	(22,921)	(375,815)
Comprehensive income attributable to Oaktree Capital Group, LLC	$197,714	$—	$—	$197,714
Year Ended December 31, 2015
Net income (loss)	$71,349	$205,372	$(1,809,683)	$(1,532,962)
Other comprehensive income (loss), net of tax:
Foreign-currency translation adjustments	(621)	(1,589)	—	(2,210)
Unrealized gain on interest-rate swap designated as cash-flow hedge	475	899	—	1,374
Other comprehensive loss, net of tax	(146)	(690)	—	(836)
Total comprehensive income (loss)	71,203	204,682	(1,809,683)	(1,533,798)
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(204,682)	1,809,683	1,605,001
Comprehensive income attributable to Oaktree Capital Group, LLC	$71,203	$—	$—	$71,203

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$689,482	$566,103	$(1,532,962)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(201,289)	(199,126)	(51,958)
Depreciation and amortization	15,776	16,222	14,022
Equity-based compensation	59,337	63,724	54,381
Net realized and unrealized (gain) loss from consolidated funds’ investments	(75,461)	(15,140)	2,590,377
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(3,816)	(6,583)	(26,366)
Income distributions from corporate investments in funds and companies	182,844	121,421	50,252
Other non-cash items	1,028	4,688	15,689
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	202,294	24,578	10,645
Decrease in other assets	7,818	23,833	34,349
Decrease in net due to affiliates	(184,616)	(105,401)	(3,857)
Increase (decrease) in accrued compensation expense	(9,143)	(34,915)	24,948
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,533	33,595	(26,537)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(4,328)	(3,122)	3,735
(Increase) decrease in due from brokers	44,457	57,605	(100,826)
(Increase) decrease in receivables for securities sold	(101,668)	(21,200)	8,018
(Increase) decrease in other assets	(286)	25	224,296
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,802	(3,367)	64,482
Increase (decrease) in payables for securities purchased	259,652	149,575	(289,294)
Purchases of securities	(5,337,361)	(3,460,598)	(17,994,888)
Proceeds from maturities and sales of securities	4,108,640	2,470,177	15,988,267
Net cash used in operating activities	(336,305)	(317,906)	(943,227)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(610,474)	(874,480)	(385,642)
Proceeds from maturities and sales of U.S. Treasury and other securities	1,191,670	778,018	380,055
Corporate investments in funds and companies	(158,663)	(113,464)	(82,273)
Distributions and proceeds from corporate investments in funds and companies	264,226	181,769	57,954
Acquisition (BDCs)	(319,435)	—	—
Purchases of fixed assets	(29,413)	(70,430)	(23,724)
Proceeds from sale of fixed assets	5,048	—	—
Net cash provided by (used in) investing activities	342,959	(98,587)	(53,630)
(continued)
Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$250,000	$100,000	$—
Payment of debt issuance costs	—	(1,310)	—
Repayments of debt obligations	(250,000)	(200,000)	—
Proceeds from issuance of Class A units	—	—	237,820
Purchase of OCGH units	—	—	(237,820)
Repurchase and cancellation of units	(12,317)	(12,764)	(4,926)
Distributions to Class A unitholders	(206,212)	(141,561)	(99,120)
Distributions to OCGH unitholders	(355,834)	(252,902)	(273,534)
Contributions from non-controlling interests	—	—	4,000
Distributions to non-controlling interests	(4,784)	(6,888)	(6,493)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	331,764	144,060	5,404,333
Distributions to non-controlling interests	(148,617)	(59,757)	(6,633,233)
Proceeds from debt obligations issued by CLOs	1,709,592	839,448	982,962
Payment of debt issuance costs	(8,159)	(13,015)	(25,156)
Repayment on debt obligations issued by CLOs	(1,688,229)	—	—
Borrowings on credit facilities	702,100	1,025,333	7,682,232
Repayments on credit facilities	(370,336)	(657,317)	(6,038,796)
Net cash provided by (used in) financing activities	(51,032)	763,327	992,269
Effect of exchange rate changes on cash	39,285	(6,546)	(12,804)
Net increase (decrease) in cash and cash-equivalents	(5,093)	340,288	(17,392)
Initial consolidation of funds	5,358	—	—
Cash and cash-equivalents, beginning balance	959,200	3,331,102	3,348,494
Change in cash and cash-equivalents from adoption of accounting guidance	—	(2,712,190)	—
Cash and cash-equivalents, ending balance	$959,465	$959,200	$3,331,102

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$146,341	$99,740	$159,460
Cash paid for income taxes	22,853	15,178	5,586

Supplemental disclosure of non-cash activities:
Net assets related to the initial consolidation of funds	$296,971	$34,095	$—

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2014	43,764	109,089	$536,431	$11,378	$(1,070)	$1,265,961	$27,430	$1,840,130
Activity for the year ended December 31, 2015:
Issuance of units	18,231	1,338	237,820	—	—	—	—	237,820
Cancellation of units associated with forfeitures	(25)	(135)	—	—	—	—	—	—
Cancellation of units	—	(13,622)	—	—	—	—	—	—
Repurchase and cancellation of units	—	(4,732)	(237,820)	—	—	(4,926)	—	(242,746)
Deferred tax effect resulting from the purchase of OCGH units	—	—	16,606	—	—	—	—	16,606
Capital contributions	—	—	—	—	—	4,000	2,880	6,880
Equity reallocation between controlling and non-controlling interests	—	—	181,539	—	—	(181,539)	—	—
Capital increase related to equity-based compensation	—	—	16,983	—	—	35,779	—	52,762
Distributions declared	—	—	(16,393)	(82,727)	—	(280,027)	(2,952)	(382,099)
Net income	—	—	—	71,349	—	205,372	2,856	279,577
Foreign currency translation adjustment, net of tax	—	—	—	—	(621)	(1,589)	—	(2,210)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	475	899	—	1,374
Unitholders' capital as of December 31, 2015	61,970	91,938	735,166	—	(1,216)	1,043,930	30,214	1,808,094
Activity for the year ended December 31, 2016:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(12,912)	—	—	(109,709)	—	(122,621)
Issuance of units	1,420	630	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(108)	(207)	—	—	—	—	—	—
Cancellation of units	—	(589)	—	—	—	—	—	—
Repurchase and cancellation of units	(250)	(14)	(12,200)	—	—	(564)	—	(12,764)
Deferred tax effect resulting from the purchase of OCGH units	—	—	745	—	—	—	—	745
Equity reallocation between controlling and non-controlling interests	—	—	14,388	—	—	(14,388)	—	—
Capital increase related to equity-based compensation	—	—	25,781	—	—	37,946	—	63,727
Distributions declared	—	—	(1,350)	(140,211)	—	(259,790)	(3,200)	(404,551)
Net income	—	—	—	194,705	—	348,477	1,933	545,115
Foreign currency translation adjustment, net of tax	—	—	—	—	2,666	3,913	—	6,579
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	343	504	—	847
Unitholders’ capital as of December 31, 2016	63,032	91,758	749,618	54,494	1,793	1,050,319	28,947	1,885,171
Activity for the year ended December 31, 2017:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(352)	352	—	—	—	—
Issuance of units	2,507	524	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(21)	—	—	—	—	—	—	—
Cancellation of units	—	(1,221)	—	—	—	—	—	—
Change in deferred taxes resulting from increase in Class A ownership percentage	—	—	475	—	—	—	—	475
Repurchase and cancellation of units	(208)	(85)	(9,073)	—	—	(3,244)	—	(12,317)
Equity reallocation between controlling and non-controlling interests	—	—	23,151	—	—	(23,151)	—	—
Capital increase related to equity-based compensation	—	—	24,594	—	—	35,126	—	59,720
Distributions declared	—	—	—	(206,212)	—	(360,618)	(2,223)	(569,053)
Net income	—	—	—	231,494	—	424,784	3,672	659,950
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,374)	(2,015)	—	(3,389)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	24	36	—	60
Unitholders’ capital as of December 31, 2017	65,310	90,976	$788,413	$80,128	$443	$1,121,237	$30,396	$2,020,617
Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2017
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in distressed debt, corporate debt (including high yield debt and senior loans), control investing, convertible securities, real estate and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts, collateralized loan obligation vehicles (“CLOs”) and publicly-traded business development companies (“BDCs”). Commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner. CLOs are structured finance vehicles in which the Company typically makes an investment and for which it serves as collateral manager.
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
The Company adopted the new consolidation guidance on January 1, 2016 on a modified retrospective basis. As a result, prior periods were not recast. There was no impact on retained earnings or net income attributable to the Company. Under the new consolidation guidance, the Company consolidates entities in which it has a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a variable interest entity (“VIE”) if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

granted unaffiliated limited partners substantive kick-out or participating rights. The Company consolidates those VIEs in which it is the primary beneficiary. An entity is deemed to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company’s involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance-based fees), would give it a controlling financial interest. A decision maker’s fee arrangement is not considered a variable interest if (a) it is compensation for services provided, commensurate with the level of effort required to provide those services, and part of a compensation arrangement that includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length (“at-market”), and (b) the decision maker does not hold any other variable interests that absorb more than an insignificant amount of the potential VIE’s expected residual returns.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. The Company does not consolidate most of the Oaktree funds because it is not the primary beneficiary of those funds due to the fact that its fee arrangements are considered at-market and thus not deemed to be variable interests, and it does not hold any other interests in those funds that are considered to be more than insignificant. Please see note 4 for more information regarding both consolidated and unconsolidated VIEs. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model.
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
December 31, 2017
($ in thousands, except where noted)

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
Acquisitions
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
Transactions that do not meet the definition of a business are accounted for as asset acquisitions. The cost of an asset acquisition is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Transaction costs are included in the cost of the acquisition and no goodwill is recognized.
Goodwill and Intangibles
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently when events or circumstances indicate that impairment may have occurred.
The Company’s acquired identifiable intangible assets primarily relate to contractual rights to earn future management fees and incentive income. Finite-lived intangible assets are amortized over their estimated useful lives, which range from seven to 25 years, and are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.
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
December 31, 2017
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
Certain assets are valued using prices obtained from pricing vendors or brokers. The Company seeks to obtain prices from at least two pricing vendors for the subject or similar securities. In cases where vendor pricing is not reflective of fair value, a secondary vendor is unavailable, or no vendor pricing is available, a comparison value made up of quotes for the subject or similar securities received from broker dealers may be used. These investments may be classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions. The Company evaluates the prices obtained from brokers or pricing vendors based on available market information, including trading activity of the subject or similar securities, or by performing a comparable security analysis to ensure that fair values are reasonably estimated. The Company also performs back-testing of valuation information obtained from pricing vendors and brokers against actual prices received in transactions. In addition to ongoing monitoring and back-testing, the Company performs due diligence procedures surrounding pricing vendors to understand their methodology and controls to support their use in the valuation process.
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
December 31, 2017
($ in thousands, except where noted)

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
Derivatives and Hedging
A derivative is a financial instrument whose value is derived from an underlying financial instrument or index, such as interest rates, equity securities, currencies, commodities or credit spreads. Derivatives include futures, forwards, swaps or option contracts, and other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest-rate swaps, foreign-currency forwards or cross-currency swaps).
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
When the Company enters into a derivative contract, it may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that we enter into as part of our overall risk management strategy but do not utilize hedge accounting. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts.
Derivatives that are designated as hedging instruments are classified as either a hedge of (a) a recognized asset or liability (“fair-value hedge”), (b) a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow hedge”), or (c) a net investment in a foreign operation. For a fair-value hedge, the Company records changes in the fair value of the derivative and, to the extent that it is highly effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk in current-period earnings in the same caption in the consolidated statements of operations as the hedged item. Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair value of derivatives designated as hedging instruments that are caused by factors other than changes in the risk being hedged are excluded from the assessment of hedge effectiveness and recognized in current-period earnings. For freestanding derivatives, changes in fair value are recorded in current-period earnings.
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
U.S. Treasury and Other Securities
U.S. Treasury and other securities include holdings of U.S. Treasury bills, time deposit securities and commercial paper with maturities greater than three months at the date of acquisition. These securities are classified as available-for-sale and recorded at fair value with changes in fair value included in other comprehensive income (loss). Changes in fair value were not material for all years presented.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

Management Fees
Management fees are recognized over the period in which the investment advisory services are performed. The contractual terms of management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. However, for certain closed-end funds, management fees during the investment period are calculated based on drawn capital or cost basis. Additionally, for those closed-end funds for which management fees are based on committed capital, the Company may elect to delay the start of the fund’s investment period and thus its full management fees, in which case it earns management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until the Company elects to start the fund’s investment period. The Company’s right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the publicly-traded BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash.
In the case of certain open-end fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. Management fees also include the quarterly incentive fees on investment income the Company earns from its publicly-traded BDCs and certain evergreen fund accounts, which are recurring in nature.
The Company does not recognize incremental income for transaction, advisory, director and other ancillary fees received in connection with providing services to portfolio companies or potential investees of the funds; rather, any such fees are offset against management fees earned from the applicable fund. These fees are typically recognized as revenue in the period in which they are offset against the quarterly management fees that would otherwise be paid by the applicable fund, which is generally the quarter following the period in which the fees are received. Ancillary fees recognized in management fees for the years ended December 31, 2017, 2016 and 2015 were $29.7 million, $32.5 million and $26.6 million, respectively.
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. The Company has elected to adopt “Method 1” for revenue recognition based on a formula. Under this method, incentive income is recognized when fixed or determinable, all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the fund to Oaktree. The Method 1 criteria for revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Incentives received by Oaktree before the above criteria have been met are deferred and recorded as a deferred incentive income liability within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. As of December 31, 2017 and 2016, respectively, there was $20.6 million and $16.8 million of deferred incentive income. The Company may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback. Please see “Recent Accounting Developments” below for a discussion on the impact of the new revenue recognition standard on the consolidated financial statements upon adoption on January 1, 2018.
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
December 31, 2017
($ in thousands, except where noted)

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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, OCGH equity value units (“EVUs”) and deferred equity units, and is calculated based on the grant-date fair value of the unit award. A contemporaneous valuation report is utilized in determining fair value at the date of grant for OCGH unit awards. Each valuation report is based on the market price of Oaktree’s Class A units as well as other pertinent factors. A discount is then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards, if applicable. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly-traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability applicable to OCGH units include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are expensed on a straight-line basis over the requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
In the first quarter of 2017, the Company adopted the new accounting guidance related to share-based payment awards. With respect to forfeitures, the Company adopted the guidance on a modified retrospective basis and made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017. Prior to adoption, the calculation of compensation expense assumed a forfeiture rate of up to 3.0% annually, based on expected employee turnover, and was revised annually or more frequently, as necessary, to adjust for actual forfeitures and to reflect expense only for those units that ultimately vest.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, leasehold improvements, company-owned aircraft and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. Company-owned aircraft are depreciated using the straight-line method over their estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives on a straight-line basis, which range from seven to 25 years.
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense, including income related to amounts received from a legacy Highstar fund for contractually reimbursable costs in connection with the 2014 acquisition of the Highstar Capital team and certain Highstar entities (collectively “Highstar”). The legacy Highstar fund stopped paying management fees in the fourth quarter of 2017. As a result, the Company will no longer be receiving such income. In addition, in 2017, other income (expense), net included $145.1 million of income related to the remeasurement of the Company’s tax receivable agreement liability in connection with the Tax Cuts and Jobs Act (the “Tax Act”) and a $22.0 million make-whole premium expense related to the early repayment of the

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

Company’s $250.0 million 6.75% senior notes due 2019. Please see notes 10 and 15 for more information on the debt repayment and Tax Act, respectively.
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
December 31, 2017
($ in thousands, except where noted)

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
December 31, 2017
($ in thousands, except where noted)

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
December 31, 2017
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
December 31, 2017
($ in thousands, except where noted)

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
December 31, 2017
($ in thousands, except where noted)

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
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. The Company will adopt the guidance in the first quarter of 2018 on a retrospective basis. The Company expects that adoption of this guidance will not have a material impact on the consolidated financial statements.
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
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company expects to adopt the guidance in the first quarter of 2019 under the modified retrospective transition approach, which requires application of the new

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

guidance at the beginning of the earliest comparative period presented. The Company does not expect that adoption will have a material impact on the consolidated statements of operations because all of the Company’s leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a significant gross-up in total assets and total liabilities on the consolidated statements of financial position. As of December 31, 2017, the Company’s minimum lease payments under lease obligations aggregated $157.8 million.
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
In May 2014, the FASB issued guidance on revenue recognition that superseded most existing revenue recognition guidance, including industry-specific guidance. The guidance outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis. Under the guidance, revenue is recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration for which the entity expects to be entitled for that good or service. The guidance also requires qualitative and quantitative disclosures about revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, significant judgments and changes in those judgments made by management in recognizing revenue, disaggregation of revenue, and information about contract balances.  The Company will adopt the guidance in the first quarter of 2018 on a modified retrospective basis.  The most significant effect of the guidance for the Company relates to the recognition of incentive income.  The guidance requires the Company to recognize incentive income when it concludes that it is probable that significant reversals of revenue will not occur in subsequent periods.  Under current GAAP, the amount of incentive income recognized by the Company is generally limited to the amount that is not contingent on a future event. Upon adoption, the Company expects to record a cumulative-effect increase to retained earnings by an estimated $48.7 million, net of tax, as of January 1, 2018, which relates to certain incentive income that would have met the “probable that significant reversal will not occur” criteria. In addition, the Company expects that certain reimbursements received from the investment funds it manages will be reported as revenues on a gross basis, with an equal offset to expenses, resulting in no impact to net income.
3. ACQUISITIONS
On October 17, 2017, the Company completed a transaction in which it became the new investment adviser to two business development companies (the “BDCs”): Oaktree Specialty Lending Corporation (NASDAQ: OCSL), formerly known as Fifth Street Finance Corp. (NASDAQ: FSC), and Oaktree Strategic Income Corporation (NASDAQ: OCSI), formerly known as Fifth Street Senior Floating Rate Corp. (NASDAQ: FSFR) (collectively, the “BDC acquisition”). Upon the closing of the transaction (the “BDC acquisition”), the Company paid $320.0 million in cash to Fifth Street Management LLC (“FSM”), net of certain transaction-related expenses, for all of FSM’s right, title and interest in specified business records related to FSM’s then-existing investment advisory agreements with each of FSC and FSFR. The transaction was accounted for as an asset acquisition. The net purchase price was $319.4 million, consisting of the $320.0 million cash payment, net of certain transaction-related expenses and reimbursements received from the seller. Of the purchase price, $319.4 million was allocated to finite-lived contractual rights, $56.2 million to indemnification assets and $56.2 million to contingent liabilities.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

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
Consolidated VIEs
As of December 31, 2017, the Company consolidated 21 VIEs for which it was the primary beneficiary, including 12 funds managed by Oaktree, eight CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. One of the CLOs had not priced as of December 31, 2017. As of December 31, 2016, the Company consolidated 17 VIEs.
As of December 31, 2017, the assets and liabilities of the 20 consolidated VIEs representing funds and CLOs amounted to $6.2 billion and $4.8 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of December 31, 2017, the Company’s investments in consolidated VIEs had a carrying value of $493.8 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	As of December 31,
	2017	2016

Corporate investments	$930,699	$1,055,227
Due from affiliates	160,257	159,714
Maximum exposure to loss	$1,090,956	$1,214,941

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

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
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments	2017	2016

Equity-method investments:
Funds	$916,559	$981,209
Companies	42,294	34,932
Other investments, at fair value	50,778	107,591
Total corporate investments	$1,009,631	$1,123,732
The components of investment income are set forth below:

	Year Ended December 31,
Investment Income	2017	2016	2015

Equity-method investments:
Funds	$138,465	$123,511	$1,813
Companies	71,311	66,427	49,933
Other investments, at fair value	(8,487)	9,188	212
Total investment income	$201,289	$199,126	$51,958
Equity-method Investments
The Company’s equity-method investments include its investments in Oaktree funds for which it serves as general partner, and other third-party funds and companies that are not consolidated, but for which the Company is deemed to exert significant influence. The Company’s share of income or loss generated by these investments is recorded within investment income in the consolidated statements of operations. The Company’s equity-method investments in Oaktree funds principally reflect the Company’s general partner interests in those funds, which typically does not exceed 2.5% in each fund. The Oaktree funds are investment companies that follow a specialized basis of accounting established by GAAP. Equity-method investments in companies include the Company’s one-fifth equity stake in DoubleLine.
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of December 31, 2017 and 2016, or for the years ended December 31, 2017, 2016 and 2015, no individual equity-method investment met the significance criteria. As a result, separate financial statements were not required for any of the Company’s equity-method investments.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below:

	As of December 31,
Statements of Financial Condition	2017	2016
Assets:
Cash and cash-equivalents	$2,654,311	$3,713,045
Investments, at fair value	41,754,054	43,084,842
Other assets	2,116,751	1,994,304
Total assets	$46,525,116	$48,792,191
Liabilities and Capital:
Debt obligations	$8,393,314	$7,372,063
Other liabilities	2,264,579	2,028,065
Total liabilities	10,657,893	9,400,128
Total capital	35,867,223	39,392,063
Total liabilities and capital	$46,525,116	$48,792,191

	Year Ended December 31,
Statements of Operations	2017	2016
Revenues / investment income	$1,982,828	$2,188,044
Interest expense	(235,266)	(176,009)
Other expenses	(821,083)	(899,288)
Net realized and unrealized gain on investments	3,795,102	4,065,939
Net income	$4,721,581	$5,178,686
Other Investments, at Fair Value
Other investments, at fair value primarily consist of: (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from unconsolidated funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Year Ended December 31,
	2017	2016	2015

Realized gain	$8,439	$1,808	$1,372
Net change in unrealized gain (loss)	(16,926)	7,380	(1,160)
Total gain (loss)	$(8,487)	$9,188	$212

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2017	2016	2017	2016
United States:
Debt securities:
Consumer discretionary	$796,681	$628,621	14.0%	16.5%
Consumer staples	100,863	123,395	1.8	3.2
Energy	106,414	55,655	1.9	1.5
Financials	161,807	74,573	2.9	2.0
Government	3,033	5,234	0.1	0.1
Health care	416,779	337,138	7.4	8.9
Industrials	441,440	379,122	7.8	10.0
Information technology	431,010	272,637	7.6	7.2
Materials	384,310	237,417	6.8	6.2
Real estate	146,836	108,112	2.6	2.8
Telecommunication services	178,984	93,893	3.2	2.5
Utilities	117,805	76,920	2.1	2.0
Total debt securities (cost: $3,284,346 and $2,378,759 as of December 31, 2017 and 2016, respectively)	3,285,962	2,392,717	58.2	62.9
Equity securities:
Consumer discretionary	1,778	711	0.0	0.0
Energy	649	2,002	0.0	0.1
Financials	3,061	3,977	0.1	0.1
Health care	527	343	0.0	0.0
Industrials	316	1	0.0	0.0
Materials	—	691	—	0.0
Telecommunication services	305	—	0.0	—
Utilities	1,192	—	0.0	—
Total equity securities (cost: $8,102 and $5,462 as of December 31, 2017 and 2016, respectively)	7,828	7,725	0.1	0.2
Real estate:
Real estate	121,588	—	2.1	—
Total real estate securities (cost: $121,582 and $0 as of December 31, 2017 and 2016, respectively)	121,588	—	2.1	—

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2017	2016	2017	2016
Europe:
Debt securities:
Consumer discretionary	$573,270	$374,627	10.1%	9.8%
Consumer staples	121,636	92,750	2.1	2.4
Energy	5,929	13,274	0.1	0.3
Financials	40,130	7,291	0.7	0.2
Government	—	1,996	—	0.1
Health care	333,693	210,078	5.9	5.5
Industrials	163,972	54,578	2.9	1.4
Information technology	95,409	23,832	1.7	0.6
Materials	267,252	226,961	4.7	6.0
Real estate	12,528	6,531	0.2	0.2
Telecommunication services	278,358	214,182	4.9	5.6
Utilities	8,949	—	0.2	—
Total debt securities (cost: $1,894,727 and $1,214,068 as of December 31, 2017 and 2016, respectively)	1,901,126	1,226,100	33.5	32.1
Equity securities:
Consumer Staples	1,449	—	0.0	—
Energy	3,827	—	0.1	—
Financials	7,410	1,605	0.1	0.0
Health care	601	—	0.0	—
Materials	1,622	—	0.0	—
Total equity securities (cost: $12,787 and $1,494 as of December 31, 2017 and 2016, respectively)	14,909	1,605	0.2	0.0
Asia and other:
Debt securities:
Consumer discretionary	30,332	3,145	0.5	0.1
Consumer staples	748	5,994	0.0	0.2
Energy	10,175	9,570	0.2	0.3
Financials	20,362	—	0.4	—
Government	—	1,506	—	0.0
Health care	13,806	1,245	0.2	0.0
Industrials	22,935	15,450	0.4	0.4
Information technology	536	409	0.0	0.0
Materials	8,515	10,245	0.2	0.3
Real estate	6,272	—	0.1	—
Telecommunication services	8,104	4,809	0.1	0.1
Utilities	769	928	0.0	0.0
Total debt securities (cost: $124,723 and $57,400 as of December 31, 2017 and 2016, respectively)	122,554	53,301	2.1	1.4

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2017	2016	2017	2016
Asia and other:
Equity securities:
Consumer discretionary	$29,026	$7,639	0.5%	0.2%
Consumer staples	7,279	3,786	0.1	0.1
Energy	5,551	6,978	0.1	0.2
Financials	58,632	38,242	1.2	1.0
Industrials	34,019	21,564	0.7	0.6
Information technology	23,900	16,642	0.4	0.4
Materials	28,590	19,697	0.5	0.5
Real estate	15,339	6,086	0.3	0.2
Telecommunication services	1,735	4,296	0.0	0.1
Utilities	2,502	1,856	0.0	0.1
Total equity securities (cost: $185,164 and $118,292 as of December 31, 2017 and 2016, respectively)	206,573	126,786	3.8	3.4
Total debt securities	5,309,642	3,672,118	93.8	96.4
Total equity securities	229,310	136,116	4.1	3.6
Total real estate securities	121,588	—	2.1	—
Total investments, at fair value	$5,660,540	$3,808,234	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $82,502 and $41,541 as of December 31, 2017 and 2016, respectively)	$(86,467)	$(41,016)
As of December 31, 2017 and 2016, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2017		2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$27,910	$(1,151)	$30,718	$109,398	$895,271	$(3,602,437)
CLO liabilities (1)	—	53,351	—	(120,702)	—	—
Foreign-currency forward contracts (2)	(2,917)	1,909	521	264	457,594	(98,420)
Total-return and interest-rate swaps (2)	232	378	(2,353)	(1,416)	(215,837)	(38,658)
Options and futures (2)	(4,825)	574	(1,293)	3	43,055	(30,198)
Swaptions (2)(3)	—	—	—	—	(2,933)	2,186
Total	$20,400	$55,061	$27,593	$(12,453)	$1,177,150	$(3,767,527)

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
December 31, 2017
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

	As of December 31, 2017				As of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$176,602	$—	$—	$176,602	$757,578	$—	$—	$757,578
Corporate investments	—	1,833	50,902	52,735	—	27,551	74,663	102,214
Foreign-currency forward contracts (2)	—	5,020	—	5,020	—	16,142	—	16,142
Total assets	$176,602	$6,853	$50,902	$234,357	$757,578	$43,693	$74,663	$875,934

Liabilities
Contingent consideration (3)	$—	$—	$(18,778)	$(18,778)	$—	$—	$(23,567)	$(23,567)
Foreign-currency forward contracts (4)	—	(13,154)	—	(13,154)	—	(7,805)	—	(7,805)
Cross-currency swap (3)	—	(7,479)	—	(7,479)	—	—	—	—
Interest-rate swaps (3)	—	—	—	—	—	(60)	—	(60)
Total liabilities	$—	$(20,633)	$(18,778)	$(39,411)	$—	$(7,865)	$(23,567)	$(31,432)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)
Amounts are included in other assets in the consolidated statements of financial condition, except for $5,377 as of December 31, 2016, which is included within corporate investments in the consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $1,957 as of December 31, 2017, which is included within corporate investments in the consolidated statements of financial condition.

There were no transfers between Level I and Level II positions for the years ended December 31, 2017 and 2016.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Year Ended December 31,
	2017		2016
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$74,663	$(23,567)	$25,750	$(28,494)
Contributions or additions	1,871	—	43,521	—
Distributions	(36,283)	—	(1,470)	—
Net gain (loss) included in earnings	10,651	4,789	6,862	4,927
Ending balance	$50,902	$(18,778)	$74,663	$(23,567)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$3,758	$4,789	$5,913	$4,927
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of December 31,			Significant Unobservable Input		Weighted Average
Financial Instrument	2017	2016	Valuation Technique		Range

Corporate investment – Limited partnership interests	$50,902	$74,663	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent consideration liability	(18,778)	(23,567)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	36%

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
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

	As of December 31, 2017				As of December 31, 2016
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$4,340,860	$86,999	$4,427,859	$—	$2,973,482	$208,868	$3,182,350
Corporate debt – all other	736	805,659	75,388	881,783	—	460,975	28,793	489,768
Equities – common stock	222,439	65	3,427	225,931	129,362	61	6,693	136,116
Equities – preferred stock	3,041	338	—	3,379	—	—	—	—
Real estate	—	—	121,588	121,588	—	—	—	—
Total investments	226,216	5,146,922	287,402	5,660,540	129,362	3,434,518	244,354	3,808,234
Derivatives:
Foreign-currency forward contracts	—	590	—	590	—	216	—	216
Swaps	—	49	—	49	—	141	—	141
Options and futures	92	—	—	92	—	—	—	—
Total derivatives	92	639	—	731	—	357	—	357
Total assets	$226,308	$5,147,561	$287,402	$5,661,271	$129,362	$3,434,875	$244,354	$3,808,591

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(3,107,955)	$—	$(3,107,955)	$—	$(2,953,880)	$—	$(2,953,880)
Subordinated notes (1)	—	(111,637)	—	(111,637)	—	(100,330)	—	(100,330)
Total CLO debt obligations	—	(3,219,592)	—	(3,219,592)	—	(3,054,210)	—	(3,054,210)
Securities sold short:
Equity securities	(86,467)	—	—	(86,467)	(41,016)	—	—	(41,016)
Derivatives:
Foreign-currency forward contracts	—	(817)	—	(817)	—	(4)	—	(4)
Swaps	—	(136)	—	(136)	—	(1,082)	—	(1,082)
Total derivatives	—	(953)	—	(953)	—	(1,086)	—	(1,086)
Total liabilities	$(86,467)	$(3,220,545)	$—	$(3,307,012)	$(41,016)	$(3,055,296)	$—	$(3,096,312)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 10 for more information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Real Estate Loan Portfolio	Swaps	Total
2017
Beginning balance	$208,868	$28,793	$6,693	$—	$—	$—	$—	$244,354
Transfers into Level III	19,270	1,978	—	—	—	—	—	21,248
Transfers out of Level III	(48,371)	(1,978)	(3,280)	—	—	—	—	(53,629)
Purchases	62,977	83,272	163	—	123,582	—	—	269,994
Sales	(161,511)	(37,942)	(2,056)	—	(2,005)	—	—	(203,514)
Realized gains (losses), net	3,990	569	216	—	5	—	—	4,780
Unrealized appreciation (depreciation), net	1,776	696	1,691	—	6	—	—	4,169
Ending balance	$86,999	$75,388	$3,427	$—	$121,588	$—	$—	$287,402
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,828	$806	$1,691	$—	$6	$—	$—	$4,331

2016
Beginning balance	$1,871,375	$3,009,164	$8,729,202	$1,363,542	$9,655,270	$2,597,405	$(8,251)	$27,217,707
Cumulative-effect adjustment from adoption of accounting guidance	(1,672,305)	(3,007,287)	(8,725,026)	(1,363,542)	(9,655,270)	(2,597,405)	8,251	(27,012,584)
Transfers into Level III	83,218	657	3,089	—	—	—	—	86,964
Transfers out of Level III	(43,728)	—	—	—	—	—	—	(43,728)
Purchases	21,259	26,662	1,301	—	—	—	—	49,222
Sales	(57,659)	(219)	(2,651)	—	—	—	—	(60,529)
Realized gains (losses), net	389	2	—	—	—	—	—	391
Unrealized appreciation (depreciation), net	6,319	(186)	778	—	—	—	—	6,911
Ending balance	$208,868	$28,793	$6,693	$—	$—	$—	$—	$244,354
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$6,196	$(186)	$778	$—	$—	$—	$—	$6,788
Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations.
Transfers between Level I and Level II positions for the year ended December 31, 2017 included $0.4 million from Level I to Level II due to a decline in trading activity. There were no transfers between Level I and Level II positions for the year ended December 31, 2016.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2017:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Financials:	$53,732	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials:	14,563	Discounted cash flow (4)	Discount rate	6% – 11%	7%
	3,782	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Information technology:	5,331	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	13,965	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	2,897	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	22,297	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	327	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Other:	15,881	Discounted cash flow (4)	Discount rate	8% – 20%	12%
	660	Market approach (comparable companies) (6)	Earnings multiple (7)	8x – 10x	9x
	29,452	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	378	Market approach (comparable companies) (6)	Earnings multiple (7)	9x – 11x	10x
	1,343	Discounted cash flow (4)	Discount rate	11% – 30%	13%
	1,707	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate investments:
Real estate:	121,087	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Total Level III investments	$287,402

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
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

(5)
Certain investments are valued using vendor prices or broker quotes for the subject or similar securities.  Generally, investments valued in this manner are classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

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
December 31, 2017
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
During the year ended December 31, 2017, there were no changes in the valuation techniques for Level III securities. During the year ended December 31, 2016, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company.
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
As of December 31, 2017, there were no derivatives outstanding that were designated as hedging instruments for accounting purposes. As of December 31, 2016, the Company had one interest-rate swap outstanding, which expired in January 2017, that was designated to hedge the interest-rate risk of the $150.0 million outstanding principal balance remaining under the $250.0 million variable-rate bank term loan.
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2017
Foreign-currency forward contracts	$288,451	$5,020	$(242,972)	$(13,154)
Cross-currency swap	—	—	(255,210)	(7,479)
	$288,451	$5,020	$(498,182)	$(20,633)

As of December 31, 2016
Foreign-currency forward contracts	$273,466	$16,142	$(152,534)	$(7,805)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016	2015

Investment income	$(16,707)	$4,630	$—
General and administrative expense (1)	(14,199)	(8,846)	23,554
Total gain (loss)	$(30,906)	$(4,216)	$23,554

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation,

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.
As of both December 31, 2017 and 2016, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations.
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
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2017
Foreign-currency forward contracts	$64,068	$590	$(41,606)	$(817)
Total-return and interest-rate swaps	837	49	(4,794)	(136)
Options and futures	15,022	92	—	—
	$79,927	$731	$(46,400)	$(953)

As of December 31, 2016
Foreign-currency forward contracts	$12,412	$216	$(269)	$(4)
Total-return and interest-rate swaps	4,729	141	(19,471)	(1,082)
	$17,141	$357	$(19,740)	$(1,086)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2017		2016		2015
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$(2,917)	$1,909	$521	$264	$457,594	$(98,420)
Total-return and interest-rate swaps	232	378	(2,353)	(1,416)	(215,837)	(38,658)
Options and futures	(4,825)	574	(1,293)	3	43,055	(30,198)
Swaptions	—	—	—	—	(2,933)	2,186
Total	$(7,510)	$2,861	$(3,125)	$(1,149)	$281,879	$(165,090)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2017		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$5,020	$5,020	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	590	115	—	475
Total-return and interest-rate swaps	49	49	—	—
Options and futures	92	—	—	92
Subtotal	731	164	—	567
Total	$5,751	$5,184	$—	$567

Derivative Liabilities:
Foreign-currency forward contracts	$(13,154)	$(5,020)	$—	$(8,134)
Cross-currency swap	(7,479)	—	—	(7,479)
Subtotal	(20,633)	(5,020)	—	(15,613)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(817)	(115)	—	(702)
Total-return and interest-rate swaps	(136)	(49)	(87)	—
Subtotal	(953)	(164)	(87)	(702)
Total	$(21,586)	$(5,184)	$(87)	$(16,315)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
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
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of December 31,
	2017	2016

Furniture, equipment and capitalized software	$25,618	$18,771
Leasehold improvements	66,940	49,626
Corporate aircraft	66,120	66,277
Other	5,229	3,748
Fixed assets	163,907	138,422
Accumulated depreciation	(53,744)	(45,344)
Fixed assets, net	$110,163	$93,078
9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of December 31, 2017, the Company determined there was no goodwill impairment. The carrying value of goodwill was $69.3 million as of December 31, 2017 and 2016.
On October 17, 2017, the Company completed a transaction in which it became the new investment adviser to two BDCs. The transaction was accounted for as an asset acquisition, with $319.4 million allocated to finite-lived amortizable contractual rights. Please see note 3 for more information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

The following table summarizes the carrying value of intangible assets:

	As of December 31,
	2017	2016

Contractual rights	$347,452	$28,017
Accumulated amortization	(16,301)	(9,675)
Intangible assets, net	$331,151	$18,342
Amortization expense associated with the Company’s intangible assets was $6.6 million for the year ended December 31, 2017, and $4.0 million for each of the years ended December 31, 2016 and 2015. Amortization of intangible assets held as of December 31, 2017 is estimated to be $16.8 million for each of the years ending December 31, 2018–2020, $15.1 million for 2021 and $12.8 million for 2022.
Goodwill and intangible assets are included in other assets in the consolidated statements of financial position.
10. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of December 31,
	2017	2016
$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$—
$250,000, 6.75%, issued in November 2009, payable on December 2, 2019	—	250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 31, 2021 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(3,726)	(4,103)
Debt obligations	$746,274	$745,897

(1)
The credit agreement consists of a $250 million term loan, of which $100 million was repaid, and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.125% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement). As of December 31, 2017, the Company had no outstanding borrowings under the revolving credit facility.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

As of December 31, 2017, future scheduled principal payments of debt obligations were as follows:

2018	$—
2019	—
2020	—
2021	150,000
2022	—
Thereafter	600,000
Total	$750,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2017 and 2016.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $762.7 million and $756.6 million as of December 31, 2017 and 2016, respectively, utilizing an average borrowing rate of 3.6% and 3.9%, respectively. As of December 31, 2017, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $739.6 million, whereas a 10% decrease would increase the estimated fair value to $786.3 million.
In December 2017, the Company’s indirect subsidiary, Oaktree Capital Management, L.P., issued and sold to certain accredited investors $250 million of 3.78% senior notes due 2032 (the “Notes”). The Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by the Company’s indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. The proceeds from the sale of the Notes and cash on hand were used to redeem the $250 million of 6.75% Senior Notes due 2019 and to pay the related make-whole premium to holders thereof. In connection with the Notes offering, the Company entered into a cross-currency swap agreement to euros, reducing the interest cost to 1.95% per year. The Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In July 2017, the Company agreed to guarantee a $17.5 million standby letter of credit extended to one of the investment funds that it manages, until such time as the fund has secured commitments or other means of collateral.  As of December 31, 2017, no amounts were outstanding on the letter of credit facility.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	2017	2016
Senior variable rate notes	$870,098	$488,997	$870,100	3.01%	10.7	N/A	N/A
Less: Debt issuance costs	(7,697)	(5,041)
Total debt obligations, net	$862,401	$483,956
As of December 31, 2017 and 2016, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $870.1 million and $489.0 million, respectively. The fair value of the senior variable rate notes is a Level III valuation and aggregated $872.1 million as of December 31, 2017, using prices obtained from pricing vendors, and approximated carrying value as of December 31, 2016 due to their recent issuance date. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end. The table below sets forth the outstanding debt obligations of CLOs as of the date indicated.

	As of December 31, 2017			As of December 31, 2016
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$3,107,955	2.18%	10.7	$2,953,880	2.52%	10.7
Subordinated note (2)	111,637	N/A	10.8	100,330	N/A	11.6
Total CLO debt obligations	$3,219,592			$3,054,210

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of December 31, 2017 and 2016, the fair value of CLO assets was $3.9 billion and $3.4 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

As of December 31, 2017, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

2018	$47,470
2019	—
2020	—
2021	—
2022	—
Thereafter	3,111,825
Total	$3,159,295

11. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$344,047	$38,173,125	$41,681,155
Cumulative-effect adjustment from adoption of accounting guidance	—	(37,969,042)	—
Initial consolidation of a fund	296,971	34,095	—
Contributions	331,764	144,060	5,796,081
Distributions	(146,393)	(56,557)	(7,407,437)
Net income (loss)	29,532	20,988	(1,812,539)
Change in distributions payable	1,853	(4,227)	387,989
Change in accrued or deferred contributions	—	—	526
Foreign-currency translation and other	2,774	1,605	(472,650)
Ending balance	$860,548	$344,047	$38,173,125

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

12. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of December 31, 2017 and 2016, respectively, OCGH units represented 90,975,687 of the total 156,285,913 Oaktree Operating Group units and 91,758,067 of the total 154,790,343 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,912,517 and $1,754,882 as of December 31, 2017 and 2016, respectively, the OCGH non-controlling interest was $1,113,314 and $1,040,274. As of December 31, 2017 and 2016, non-controlling interests attributable to certain related parties and third parties was $7,923 and $10,045, respectively.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Quarterly Period Ended	Distribution Per Unit
November 10, 2017	November 6, 2017	September 30, 2017	$0.56
August 11, 2017	August 7, 2017	June 30, 2017	1.31
May 12, 2017	May 8, 2017	March 31, 2017	0.71
February 24, 2017	February 17, 2017	December 31, 2016	0.63
Total 2017			$3.21

November 14, 2016	November 7, 2016	September 30, 2016	$0.65
August 12, 2016	August 8, 2016	June 30, 2016	0.58
May 13, 2016	May 9, 2016	March 31, 2016	0.55
February 26, 2016	February 19, 2016	December 31, 2015	0.47
Total 2016			$2.25

November 12, 2015	November 9, 2015	September 30, 2015	$0.40
August 13, 2015	August 10, 2015	June 30, 2015	0.50
May 14, 2015	May 11, 2015	March 31, 2015	0.64
February 25, 2015	February 19, 2015	December 31, 2014	0.56
Total 2015			$2.10

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the OCGH non-controlling interest and to Class A unitholders:

	Year Ended December 31,
	2017	2016	2015
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	91,643	92,122	104,427
Class A unitholders	64,148	62,565	49,324
Total weighted average units outstanding	155,791	154,687	153,751
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$422,122	$343,781	$195,162
Net income attributable to Class A unitholders	295,161	233,765	87,620
Oaktree Operating Group net income (1)	$717,283	$577,546	$282,782
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$295,161	$233,765	$87,620
Non-Operating Group income (expense)	144,143	(1,176)	(2,097)
Income tax expense of Intermediate Holding Companies	(207,810)	(37,884)	(14,174)
Net income attributable to Oaktree Capital Group, LLC	$231,494	$194,705	$71,349

(1)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $2,662, $4,696 and $10,214 for the years ended December 31, 2017, 2016 and 2015, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2017	2016	2015
Net income attributable to Oaktree Capital Group, LLC	$231,494	$194,705	$71,349
Equity reallocation between controlling and non-controlling interests	23,151	14,388	181,539
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$254,645	$209,093	$252,888
Please see notes 13, 14 and 15 for additional information regarding transactions that impacted unitholders’ capital.
13. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2017	2016	2015
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$231,494	$194,705	$71,349
Weighted average number of Class A units outstanding (basic and diluted)	64,148	62,565	49,324
Basic and diluted net income per Class A unit	$3.61	$3.11	$1.45
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of December 31, 2017, there were 90,975,687 OCGH units outstanding, which are vested or will vest through February 15, 2027, that ultimately may be exchanged into 90,975,687 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the years ended December 31, 2017, 2016 and 2015.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of December 31, 2017, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the year ended December 31, 2017. Please see note 14 for more information.
In connection with the Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of December 31, 2017, 2016 and 2015, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for each of those years. Please see note 16 for more information.
14. EQUITY-BASED COMPENSATION
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of December 31, 2017, a maximum of 23,218,551 units have been authorized to be awarded pursuant to the 2011 Plan, and 11,426,213 units (including 2,000,000 EVUs and 62,047 phantom units) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Class A and OCGH units issued and outstanding were 156,285,913 as of December 31, 2017.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

Class A and OCGH Unit Awards
In 2017, the Company granted 1,285,548 Class A units and 274,018 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.6 years. As of December 31, 2017, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $145.6 million over a weighted average period of 4.0 years.
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
The estimated time-to-liquidity assumption ranged between 5.6 years in 2015 and 5.8 years in the most recent valuation in 2017. The estimated time to liquidity is influenced primarily by the need for (a) the general partner of OCGH to elect in its discretion to declare an open period during which an OCGH unitholder may exchange his or her unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and (b) the approval of the Company’s board of directors to exchange such OCGH units into any of the foregoing. Board approval is based primarily on the objective of maintaining an orderly market for Oaktree’s units, but may take into account any other factors that the board may deem appropriate in its sole discretion. Volatility is estimated from historical and implied volatilities of the Company and six comparable public alternative asset management companies.
In valuing employee OCGH unit grants, the discount percentage applied to the then-prevailing Class A unit trading price was 20% for all OCGH units granted in 2015 through 2017. In the first quarter of 2017, the Company adopted the new accounting guidance related to share-based payment awards, as further discussed in note 2. With respect to forfeitures, the Company adopted the guidance on a modified retrospective basis and made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017. Prior to adoption, the calculation of compensation expense assumed a forfeiture rate of up to 3.0% annually, based on expected employee turnover, and was revised annually or more frequently, as necessary, to adjust for actual forfeitures and to reflect expense only for those units that ultimately vest.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

A summary of the status of the Company’s unvested Class A and OCGH unit awards and a summary of changes for the periods presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	19,049	$50.63	5,070,992	$36.21
Granted	7,940	55.75	1,175,213	44.04
Vested	(50,931)	40.11	(1,421,597)	32.38
Exchanged (1)	2,418,282	38.10	(2,418,282)	38.10
Forfeited	(18,000)	42.29	(140,359)	35.68
Balance, December 31, 2015	2,376,340	38.18	2,265,967	40.70
Granted	830,949	46.79	879,667	35.96
Vested	(997,039)	37.71	(601,249)	39.18
Forfeited	(81,850)	35.63	(206,432)	34.60
Balance, December 31, 2016	2,128,400	41.86	2,337,953	39.85
Granted	1,285,548	45.42	274,018	37.15
Vested	(837,254)	40.57	(453,136)	38.50
Forfeited	(20,378)	45.59	—	—
Balance, December 31, 2017	2,556,316	$44.05	2,158,835	$39.79

(1)	Represents the unvested units with respect to the November 2015 exchange of 12,998,725 outstanding vested and unvested OCGH units into an equal number of Class A units.
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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of December 31, 2017, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of December 31, 2017, the Company expected to recognize $3.1 million of compensation expense on its unvested EVUs over the next 2.0 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

The fair value of EVUs was determined using a Monte Carlo simulation model at the grant date and at modification date for equity-classified EVUs and as of the period end date for liability-classified EVUs. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of December 31, 2017, there were 250,000 deferred equity units outstanding, all of which were granted in the second quarter of 2017. As of December 31, 2017, the Company expected to recognize $2.7 million of compensation expense on its unvested deferred equity units over a weighted average period of approximately 6.0 years. Please see note 13 for more information.
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
Tax Legislation
On December 22, 2017, the Tax Act was enacted. The Tax Act reduced the corporate income tax rate from 35% to 21%, and included significant changes to other domestic and international corporate income tax provisions. The rate change resulted in a net reduction to net income attributable to Oaktree Capital Group, LLC of $33.2 million, comprised of $178.2 million in additional tax expense due to a reduction in the Company’s deferred tax assets and a $145.1 million benefit to other income due to a reduction in the Company’s tax receivable agreement liability. The U.S. Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin No. 118 in December 2017, which provides that in situations where a financial statement issuer does not have all necessary information to fully account for the income tax effect of the Tax Act, the issuer may record a provisional amount in its financial statements that may be subject to adjustment during a subsequent measurement period.  The Company has assessed the impact of the Tax Act on its December 31, 2017 consolidated financial statements and believes the material impacts of The Act have been reflected in the above provisional amounts.  The Company will continue to evaluate the impact of the Tax Act with respect to certain international provisions as well as provisions that have been identified as requiring additional technical guidance.  The Company expects to complete its evaluation of the provisional amounts during the second half of 2018 as technical guidance is released and as it completes its 2017 federal and state income tax returns.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal income tax	$4,085	$10,268	$1,478
State and local income tax	2,687	6,154	1,650
Foreign income tax	5,907	1,436	2,621
	$12,679	$17,858	$5,749
Deferred:
U.S. federal income tax	$191,488	$23,835	$11,306
State and local income tax	10,928	2,110	786
Foreign income tax	347	(1,284)	(292)
	$202,763	$24,661	$11,800
Total:
U.S. federal income tax	$195,573	$34,103	$12,784
State and local income tax	13,615	8,264	2,436
Foreign income tax	6,254	152	2,329
Income tax expense	$215,442	$42,519	$17,549
The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Domestic income (loss) before income taxes	$894,911	$623,712	$(1,518,108)
Foreign income (loss) before income taxes	10,013	(15,090)	2,695
Total income (loss) before income taxes	$904,924	$608,622	$(1,515,413)
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2017	2016	2015
Income tax expense at federal statutory rate	35.00%	35.00%	35.00%
Income passed through	(31.61)	(30.31)	(35.91)
State and local taxes, net of federal benefit	0.38	1.28	(0.17)
Foreign taxes	0.23	0.89	(0.09)
Deferred tax adjustment	19.76	—	—
Other, net	0.05	0.13	0.01
Total effective rate	23.81%	6.99%	(1.16)%

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2017	2016	2015
Deferred tax assets:
Investment in partnerships	$191,713	$386,796	$414,142
Equity-based compensation expense	3,537	4,449	3,773
Other, net	9,311	14,329	9,675
Total deferred tax assets	204,561	405,574	427,590
Total deferred tax liabilities	2,101	960	1,792
Net deferred tax assets before valuation allowance	202,460	404,614	425,798
Valuation allowance	—	—	—
Net deferred tax assets	$202,460	$404,614	$425,798
When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2017, all deferred tax assets were more likely than not to be realized in future periods.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2017, the total reserve balance, including interest and penalties, was $7.5 million.
The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits, January 1	$5,768	$4,956	$5,575
Additions for tax positions related to the current year	350	350	1,156
Additions for tax positions related to prior years	—	2,121	109
Reductions for tax positions related to prior years	(412)	(79)	—
Settlements	—	—	—
Lapse in statute of limitations	(1,340)	(1,580)	(1,884)
Unrecognized tax benefits, December 31	$4,366	$5,768	$4,956
If the above tax benefits as of December 31, 2017 were to be recognized in 2017, the $4.4 million would impact the annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of December 31, 2017 and 2016, respectively, the aggregate amount of interest and penalties accrued was $3.2 million and $3.1 million.  The Company recognized a net expense of $0.1 million and $1.6 million in 2017 and 2016, respectively, and no net change in 2015. There was

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

no net change in the amount of interest and penalties accrued between December 31, 2014 and December 31, 2015, because the $0.9 million charge for interest and penalties in 2015 was fully offset by a $0.9 million benefit from the reversal of prior-year accruals upon the lapse in the statute of limitations.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2014. Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next twelve months ending December 31, 2018, the Company believes that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $5.2 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments to OCGH unitholders under the tax receivable agreement, as of December 31, 2017, are estimated to aggregate $17.3 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $36.8 million over the period ending approximately in 2034 with respect to the initial public offering, $51.1 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $38.6 million over the period ending approximately in 2036 with respect to the public offering in March 2014, $32.5 million over the period ending approximately in 2037 with respect to the public offering in March 2015, and $34.3 million over the period ending approximately in 2040 with respect to the public offering in February 2018. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
In the years ended December 31, 2017, 2016 and 2015, respectively, $20.0 million, $18.8 million and $15.7 million were paid under the tax receivable agreement.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company until it is fixed or determinable. As of December 31, 2017 and 2016, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,918,952 and $1,970,755, for which related direct incentive income compensation expense was estimated to be $1,000,232 and $1,026,345.
Contingent Liabilities
The Company has a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. As of December 31, 2017 and 2016, the fair value of the contingent consideration liability was $18.8 million and $23.6 million, respectively. Changes in this liability resulted in income of $4.8 million and $4.9 million in 2017 and 2016, respectively, and expense of $1.2 million in 2015. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the consolidated statements of operations.
In connection with the October 2017 BDC acquisition, the Company recorded a $56.2 million contingent liability and a $56.2 million indemnification asset as part of the purchase price allocation. Please see note 3 for more information.
Commitments to Funds
As of December 31, 2017 and 2016, the Company, generally in its capacity as general partner, had undrawn capital commitments of $429.1 million and $565.4 million, respectively, including commitments to both unconsolidated and consolidated funds. Please see note 10 for information on the standby letter of credit the Company has agreed to guarantee on behalf of one of the investment funds that it manages.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 17 other cities in the U.S., Europe, Asia and Australia, pursuant to current lease terms expiring through 2030. Occupancy costs, including non-lease expenses, were $20,477, $22,637 and $19,305 for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2018	$17,775
2019	18,192
2020	17,576
2021	15,052
2022	14,576
Thereafter	74,628
Total	$157,799
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2017 and 2016, the consolidated funds had potential aggregate commitments of $6.0 million and $2.1 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2017 and 2016, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the year ended December 31, 2017, the consolidated funds did not provide any financial support to portfolio companies.
17. EMPLOYEE BENEFITS
Oaktree provides certain employee benefits, including a voluntary 401(k) savings plan for which the Company makes an annual profit sharing contribution equal to up to 4.5% of total compensation for employees below certain compensation levels and up to 13.3% of total compensation, subject to prescribed limits, for employees meeting certain eligibility requirements. For the years ended December 31, 2017, 2016 and 2015, the Company incurred expenses of $9.3 million, $8.8 million and $9.1 million, respectively, in connection with the plan. Oaktree also has a discretionary annual bonus program for all employees, which is based, in part, on adjusted net income.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

18. RELATED PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $93,772 and $164,335 as of December 31, 2017 and 2016, respectively, based on a discount rate of 10.0%.

	As of December 31,
	2017	2016
Due from affiliates:
Loans	$9,239	$19,325
Amounts due from unconsolidated funds	57,155	53,573
Management fees and incentive income due from unconsolidated funds	152,959	130,708
Payments made on behalf of unconsolidated entities	3,784	3,779
Non-interest bearing advances made to certain non-controlling interest holders and employees	87	1,258
Total due from affiliates	$223,224	$208,643
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 15)	$176,283	$340,966
Amounts due to senior executives, certain non-controlling interest holders and employees	1,590	5,577
Total due to affiliates	$177,873	$346,543
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $451, $906 and $2,144 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $1.4 billion, $1.0 billion and $75.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Investment Transactions
The Company’s senior executives, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees’ behalf. These advances are reimbursed generally toward the end of the calendar quarter in which the capital calls occurred. Amounts advanced by the Company are included in the table above within “non-interest bearing advances made to certain non-controlling interest holders and employees.”

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

Aircraft Services
The Company owns an aircraft for business purposes. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel and will reimburse the Company to the extent his use of the aircraft for personal travel exceeds a certain threshold pursuant to a Company policy adopted as of January 1, 2017.  The Company also provides certain senior executives a personal travel allowance for aircraft usage up to a certain threshold. Additionally, the Company occasionally makes use of an aircraft owned by one of its senior executives for business purposes at a price to the Company that is based on market rates.
Special Allocations
Certain senior executives receive special allocations based on a percentage of profits of the Oaktree Operating Group. These special allocations, which are recorded as compensation expense, are made on a current basis for so long as they remain senior executives of the Company, with limited exceptions.
19. CAPITAL REQUIREMENTS OF REGULATED ENTITIES
One of the Company’s indirect subsidiaries is a registered U.S. broker-dealer that is subject to the minimum net capital requirements of the SEC and the U.S. Financial Industry Regulatory Authority. Additionally, one of the Company’s indirect subsidiaries based in London is subject to the capital requirements of the U.K. Financial Conduct Authority, and another based in Hong Kong is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance.  These entities operate in excess of their respective regulatory capital requirements.
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2017 and 2016, respectively, there was approximately $115.5 million and $92.8 million of such potentially restricted amounts.
20. SEGMENT REPORTING
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2017
($ in thousands, except where noted)

21. SUBSEQUENT EVENTS
On February 6, 2018, the Company declared a distribution attributable to the fourth quarter of 2017 of $0.76 per Class A unit, bringing aggregate distributions relating to fiscal year 2017 to $3.34. The distribution of $0.76 was paid on February 23, 2018 to Class A unitholders of record at the close of business on February 16, 2018.
On February 12, 2018, the Company issued and sold 5,000,000 Class A units in a public offering, resulting in $219.5 million in net proceeds to the Company. The Company did not retain any proceeds from the sale of Class A units in this offering. The proceeds were used to acquire interests in the Company’s business from certain of the Company’s directors, employees and other investors, including certain senior executives and other members of the Company’s senior management.
22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$289,585	$634,055	$235,032	$311,095
Expenses	(192,562)	(423,426)	(169,773)	(239,582)
Other income	77,110	90,355	82,975	210,060
Income before income taxes	$174,133	$300,984	$148,234	$281,573
Net income	$161,831	$295,443	$134,377	$97,831
Net income attributable to Oaktree Capital Group, LLC	$54,915	$117,324	$45,841	$13,414
Net income per unit (basic and diluted):
Net income per Class A unit	$0.87	$1.83	$0.71	$0.21
Distributions declared per Class A unit	$0.63	$0.71	$1.31	$0.56

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$254,490	$282,716	$290,230	$298,310
Expenses	(185,184)	(191,648)	(202,339)	(210,165)
Other income	26,542	58,337	89,499	97,834
Income before income taxes	$95,848	$149,405	$177,390	$185,979
Net income	$83,168	$140,834	$168,823	$173,278
Net income attributable to Oaktree Capital Group, LLC	$28,078	$49,047	$58,297	$59,283
Net income per unit (basic and diluted):
Net income per Class A unit	$0.45	$0.78	$0.93	$0.94
Distributions declared per Class A unit	$0.47	$0.55	$0.58	$0.65

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2017 was effective.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included in this annual report and has issued its attestation report on our internal control over financial reporting as of December 31, 2017, which is included in “Financial Statements and Supplementary Data.”

Item 9B. Other Information
None.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of February 23, 2018:

Name	Age	Position
Howard S. Marks	71	Director and Co-Chairman

Bruce A. Karsh	62	Director, Co-Chairman and Chief Investment Officer

Jay S. Wintrob	60	Director and Chief Executive Officer

John B. Frank	61	Director and Vice Chairman

Daniel D. Levin	39	Chief Financial Officer

Susan Gentile	51	Chief Accounting Officer and Managing Director

Sheldon M. Stone	65	Director and Principal

Robert E. Denham	72	Director

Steven J. Gilbert	70	Director

Larry W. Keele	60	Director

D. Richard Masson	59	Director

Wayne G. Pierson	67	Director

Marna C. Whittington	70	Director

Todd E. Molz	46	General Counsel, Chief Administrative Officer and Secretary
Howard S. Marks is our Co-Chairman and a co-founder and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder. Mr. Marks is a member of the Investment Committee of the Edmond J. Safra Foundation, and the Vice Chairman of the Investment Committee of the Metropolitan Museum of Art; a Trustee of the Metropolitan Museum; Chairman of the Board of Trustees of the Royal Drawing School; and an Emeritus Trustee of the University of Pennsylvania (where from 2000 to 2010 he chaired the Investment Board). With over 40 years of investment experience, Mr. Marks’s extensive expertise in our industry, his perceptive market insights and his importance to our client development add value to our board of directors.

Bruce A. Karsh is our Co-Chairman and one of the firm’s co-founders and has been a director since May 2007. He also is Chief Investment Officer and serves as portfolio manager for Oaktree’s Distressed Opportunities, Value Opportunities and Multi-Strategy Credit strategies. Prior to co-founding Oaktree, Mr. Karsh was a managing director of TCW Asset Management Company, and the portfolio manager of the Special Credits Funds from 1988 until 1995. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of SunAmerica, Inc. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. Before working at O’Melveny & Myers, Mr. Karsh clerked for the Honorable Anthony M. Kennedy, then of the U.S. Court of Appeals for the Ninth Circuit and presently Associate Justice of the U.S. Supreme Court. Mr. Karsh holds an A.B. degree in economics summa cum laude from Duke University, where he was elected to Phi Beta Kappa. He went on to earn a J.D. from the University of Virginia School of Law, where he served as Notes Editor of the Virginia Law Review and was a member of the Order of the Coif. Mr. Karsh serves on the boards of a number of privately held companies. He is a member of the investment committee of the Broad Foundations. Mr. Karsh is Trustee Emeritus of Duke University, having served as Trustee from 2003 to 2015, and as Chairman of the Board of DUMAC, LLC, the entity that managed Duke’s endowment, from 2005 to 2014. He previously served on the boards of Charter Communications, Inc.; Furniture Brands International; KinderCare Learning Centers, Inc.; and Littelfuse Inc. Mr. Karsh is highly respected as one of the leading portfolio managers in the area of distressed debt investing, one of our flagship investment strategies. Additionally, Mr. Karsh’s extensive leadership and management skills and his current and past service on boards of other public companies add value to our board of directors.
Jay S. Wintrob is our Chief Executive Officer and has served as a member of the Board of Directors since September 2011. Prior to joining the firm as Chief Executive Officer, he was President and Chief Executive Officer of AIG Life and Retirement, the U.S.-based life and retirement services segment of American International Group, Inc., from 2009 to 2014. Following AIG’s acquisition of SunAmerica in 1998, Mr. Wintrob was Vice Chairman and Chief Operating Officer of AIG Retirement Services, Inc. from 1998 to 2001, and President and Chief Executive Officer from 2001 to 2009. Mr. Wintrob began his career in financial services in 1987 as Assistant to the Chairman of SunAmerica Inc., and then went on to serve in several other executive positions, including President of SunAmerica Investments, Inc. overseeing the company’s invested asset portfolio. Prior to joining SunAmerica, Mr. Wintrob was with the law firm of O’Melveny & Myers. He received his B.A. and J.D. from the University of California, Berkeley. Mr. Wintrob is a board member of several non-profit organizations, including The Broad Foundations, The Broad (Contemporary Art Museum), The Doheny Eye Institute, The Los Angeles Music Center and the Skirball Cultural Center. As our Chief Executive Officer, Mr. Wintrob has broad responsibilities for our business and his service on our board of directors helps ensure that our board is well informed about our operations. Additionally, Mr. Wintrob’s investment and finance expertise and knowledge of our company add value to our board of directors.
John B. Frank is our Vice Chairman and works closely with Messrs. Marks, Karsh and Wintrob in managing the firm.  He has been a director since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years.  As Managing Principal, Mr. Frank was the firm’s principal executive officer and responsible for all aspects of the firm’s management. Prior thereto, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where he managed a number of notable merger and acquisition transactions. While at that firm, he served as primary outside counsel to a number of public and privately held corporations, and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is a member of the Board of Directors of Chevron Corporation and a Trustee of Wesleyan University, Polytechnic School, Good Samaritan Hospital of Los Angeles and the XPRIZE Foundation.  Mr. Frank’s legal background and knowledge of our company add value to our board of directors.
Daniel D. Levin is our Chief Financial Officer. He was previously Head of Corporate Finance and Chief Product Officer and a senior member of the corporate development group. Prior to joining Oaktree in 2011, Mr. Levin was a vice president in the Investment Banking division at Goldman, Sachs & Co., focusing on asset management firms and other financial institutions. His previous experience includes capital raising and mergers and acquisitions roles at Technoserve and Robertson Stephens, Inc. Mr. Levin received an M.B.A. with honors in finance from the Wharton School of the University of Pennsylvania and a B.A. degree with honors in economics and mathematics from Columbia University.

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
Sheldon M. Stone is a Principal and a co-founder and has been a director since May 2007. Mr. Stone is the head of Oaktree’s high yield bond area. In this capacity, he serves as co-portfolio manager of Oaktree’s U.S. High Yield Bond and Global High Yield Bond strategies and has supervisory responsibility for European High Yield Bonds. Mr. Stone, a co-founding member of Oaktree in 1995, established TCW’s High Yield Bond department with Mr. Marks in 1985 and ran the department for ten years. Prior to joining TCW, Mr. Stone worked with Mr. Marks at Citibank for two years where he performed credit analysis and managed high yield bond portfolios. From 1978 to 1983, Mr. Stone worked at The Prudential Insurance Company where he was a director of corporate finance, managing a fixed income portfolio exceeding $1 billion. Mr. Stone holds a B.A. degree from Bowdoin College and an M.B.A. in accounting and finance from Columbia University. Mr. Stone serves as a Trustee of Colonial Williamsburg Foundation and serves on the investment committee of Bowdoin College. With over 35 years of experience in the fixed income markets, Mr. Stone brings a wealth of knowledge to the board of directors. As one of our co-founders, he is also closely familiar with our business. His investment background and insights into the fixed income markets add value to our board of directors.
Robert E. Denham has been a director since December 2007. Mr. Denham is a partner in the law firm of Munger, Tolles & Olson LLP, having rejoined the firm as a partner in 1998 to advise clients on strategic and financial issues, after serving as the Chairman and Chief Executive Officer of Salomon Inc. Mr. Denham joined Salomon in late August 1991 as General Counsel of Salomon and its subsidiary, Salomon Brothers, and became Chairman and CEO of Salomon in June 1992. Prior to joining Salomon, Mr. Denham had been at Munger, Tolles & Olson LLP for twenty years, including five years as managing partner. Mr. Denham graduated magna cum laude from the University of Texas, where he was elected to Phi Beta Kappa. He received a master’s degree in government from Harvard University in 1968, and a J.D. from Harvard Law School in 1971, where he graduated magna cum laude and was a Case and Developments Editor of the Harvard Law Review. Mr. Denham is a member of the California, American and Los Angeles County Bar Associations. Mr. Denham serves on the Board of Directors of MDRC and the James Irvine Foundation (Vice Chairman) and is a trustee of the Good Samaritan Hospital of Los Angeles (Vice Chairman). He is also a public member of the Professional Ethics Executive Committee of the American Institute of Certified Public Accountants. Mr. Denham presently serves on the boards of the Chevron Corporation, Fomento Economico Mexicano, S.A. de CV (FEMSA) and The New York Times. Mr. Denham previously served on the board of Wesco Financial Corporation and UGL Limited. Mr. Denham has served as a member of the board of directors of a number of publicly traded companies and, therefore, is experienced with board responsibilities, oversight and control which will benefit our board of directors. Mr. Denham also provides a broader range of expertise on the board of directors given his background as a corporate lawyer and a former chief executive officer of a global financial services company, where among other responsibilities, he chaired the risk management committee.
Steven J. Gilbert has been a director since October 2016. He is the founder and Chairman of the Board of Gilbert Global Equity Partners, L.P., an institutional investment firm established in 1997. In addition, Mr. Gilbert also founded Soros Capital, Commonwealth Capital Partners, and Chemical Venture Partners. He currently serves as Vice Chairman of the Executive Board of MidOcean Equity Partners, LP and Co-Chairman of Birch Grove Capital, and has served on the boards of more than 25 companies over the span of his career. Mr. Gilbert received a J.D. degree from Harvard Law School, an M.B.A. from Harvard Business School, and a B.S. in economics from the Wharton School of the University of Pennsylvania. Mr. Gilbert’s investment and finance expertise add value to our board of directors.
Larry W. Keele has been a director since May 2007. Prior to his retirement in 2015, Mr. Keele was a co-founder and Principal of Oaktree, where for over 20 years, he served as a portfolio manager and head of the Convertible Securities group. From 1986 to 1995, Mr. Keele managed Trust Company of the West’s Convertible Value portfolios. Prior to joining TCW, Mr. Keele organized and managed the NationsBank Equity Income Fund, a commingled fund specializing in convertible securities and high yielding equities. He also served as a Security Analyst and Institutional Portfolio Manager. Mr. Keele holds a B.B.A. degree in Finance from Tennessee Technological University and an M.B.A. in Finance from the University of South Carolina. He is a CFA charterholder. Mr. Keele’s investment and finance expertise and his familiarity with our company add value to our board of directors and to our business. Mr. Keele has extensive experience in that asset class. As one of our co-

founders, he is also closely familiar with our business. His investment background and insights to the convertible markets add value to our board of directors.
D. Richard Masson has been a director since May 2007. Prior to his retirement from Oaktree in 2009, Mr. Masson was a co-founder and Principal of Oaktree, where he served as head of analysis for the Distressed Debt strategy from 1995 to 2001 and as co-head of analysis from 2001 to 2009. Prior thereto, he was Managing Director of TCW and its affiliate, TCW Asset Management Company, and head of the Special Credits Analytical Group. Prior to joining TCW in 1988, Mr. Masson worked for three years at Houlihan, Lokey, Howard and Zukin, Inc., where he was responsible for the valuation and analysis of securities and businesses. Prior to Houlihan, Mr. Masson was a senior accountant with the Comprehensive Professional Services Group at Price Waterhouse in Los Angeles. Mr. Masson holds a B.S. in Business Administration from the University of California at Berkeley and an M.B.A. in finance from the University of California at Los Angeles. He is a Certified Public Accountant (inactive). Mr. Masson’s investment and finance expertise and his familiarity with our company add value to our board of directors.
Wayne G. Pierson has been a director since November 2007. Mr. Pierson currently serves as President of Acorn Investors, LLC, an investor in OCGH which consists of six longstanding Oaktree clients who became institutional investors in Oaktree in February 2004. Mr. Pierson retired from Meyer Memorial Trust (a member of Acorn Investors, LLC) after 32 years as the Chief Financial & Investment Officer. Prior to joining Meyer Memorial Trust, Mr. Pierson served as treasurer of Gregory Affiliates from 1980 until 1982. From 1973 until 1980, he served as an audit supervisor with Ernst & Young. Mr. Pierson initiated and conducted a comprehensive investment survey for the Foundation Financial Officers Group, representing more than 160 foundations with assets totaling approximately $250 billion for over 20 years. He has served on a number of private equity fund advisory boards and was a trustee for several private trusts. In addition, he serves on the board of directors of M Fund, Inc. and is a principal with Clifford Capital Partners, LLC. Mr. Pierson received a B.S. in business administration cum laude from California State University, Northridge and is a Certified Public Accountant and CFA charterholder. Mr. Pierson’s investment and finance expertise and his familiarity with our company add value to our board of directors.
Marna C. Whittington, Ph.D., has been a director since June 2012. Ms. Whittington was the Chief Executive Officer of Allianz Global Investors Capital from 2001 until her retirement in January 2012. From 2002 to 2011, she was Chief Operating Officer of Allianz Global Investors, the parent company of Allianz Global Investors Capital. Prior to that, she was Managing Director and Chief Operating Officer of Morgan Stanley Investment Management. Ms. Whittington started in the investment management industry in 1992, joining Philadelphia-based Miller Anderson & Sherrerd. Previously, she was Executive Vice President and CFO of the University of Pennsylvania, and earlier, Secretary of Finance for the State of Delaware. Ms. Whittington currently serves as a director of Macy’s, Inc. and Phillips 66. She holds an M.S. degree and a Ph.D. from the University of Pittsburgh, both in quantitative methods, and a B.A. degree in mathematics from the University of Delaware. Ms. Whittington’s investment and finance expertise and her familiarity with our company add value to our board of directors.
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
Board Structure and Governance
Composition of Our Board of Directors
Our operating agreement establishes a board of directors responsible for the oversight of our business and operations. So long as the Oaktree control condition is satisfied, the number of directors that comprise our board of directors is determined from time to time by our manager. Our board of directors consists of Messrs. Marks, Karsh, Wintrob, Frank, Stone, Masson, Denham, Gilbert, Keele and Pierson and Ms. Whittington (for a total of 11 directors). Actions by our board of directors must be taken with the approval of a majority of its members. So long as the Oaktree control condition is satisfied, our manager is entitled to designate all the members of our board of directors.
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
Controlled Company Exemption
Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards. Because our senior executives hold more than 50% of our voting power, we are therefore a “controlled company.” As a result, we have elected not to comply with certain NYSE corporate governance standards, including the requirement that a majority of the board of directors consist of independent directors and the requirement to have a compensation committee and a nominating/corporate governance committee that are composed entirely of independent directors with written charters addressing the committee’s purpose and responsibilities. In addition, we are not required to hold annual meetings of our unitholders. Accordingly, our Class A unitholders do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
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
Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have currently selected Mr. Pierson, one of our non-management directors, to lead these meetings for 2018. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2017, such persons complied with all such filing requirements.

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
Our employees whose total annual compensation (excluding payments in respect of carried interest) is $/£/€300,000 or greater receive annual equity grants that are a fixed percentage of the employee’s total compensation. We want equity awards to be a set and predictable part of our more highly compensated employees’ annual compensation and we believe that using a fixed formula for the size of annual equity grants based on an employee’s total compensation range makes the process simpler and more transparent and aligns more of our employees with the interests of our unitholders.
The following individuals were our named executive officers (“NEOs”) for fiscal year 2017: (a) Bruce A. Karsh, our Co-Chairman and Chief Investment Officer; (b) Jay S. Wintrob, our Chief Executive Officer; (c) Daniel D. Levin, who became our Chief Financial Officer on April 1, 2017; (d) David M. Kirchheimer, our Chief Financial Officer before April 1, 2017 and who retired on March 31, 2017; (e) John B. Frank, our Vice Chairman; and (f) Todd E. Molz, our General Counsel and Chief Administrative Officer.
Compensation Elements for Named Executive Officers
Our NEOs have different compensation arrangements. The following table identifies the different compensation elements used in each arrangement:

NEO	Compensation Elements
Bruce A. Karsh	● Carried interest payments
Jay S. Wintrob	● Profit sharing arrangement ● Equity grants
Daniel D. Levin	● Base Salary ● Annual Bonus ● Equity Grants
David M. Kirchheimer	● Profit sharing arrangement
John B. Frank	● Profit sharing arrangement ● Carried interest payments
Todd E. Molz	● Base salary ● Annual bonus ● Equity grants

Other than base salary and annual equity grants, which we described above, we first discuss the other compensation elements of our NEOs generally, then we discuss each NEO’s compensation arrangement individually.

Indirect Ownership of the Oaktree Operating Group
All of our executive officers, including our NEOs, have indirect equity stakes in the Oaktree Operating Group through their holdings of OCGH units and/or Class A units and, in the case of Mr. Wintrob, also through his holdings of EVUs. Equity grants further align the interests of our NEOs with those of our unitholders.
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
The OCGH units are subject to vesting, based on the employee’s continued service over a vesting schedule (typically, ratable over 10 years) after the grant. Our NEOs will forfeit all their unvested OCGH units when they leave Oaktree for any reason unless the departure is due to death, disability, or, for certain awards, termination without cause, in which case all unvested units automatically vest in full, or if the forfeiture requirement is waived by us. All of our NEOs are subject to transfer restrictions in respect of their OCGH units by virtue of the fact that each of our NEOs must obtain board approval to exchange their OCGH units for Class A units, which may be sold, or the equivalent amount of cash as discussed above.
Class A Units

Our Class A units also entitle our NEOs to a portion of the aggregate earnings of the Oaktree Operating Group. However, unlike our OCGH units, the Class A units are publicly traded and listed on the New York Stock Exchange, which allows our NEOs to realize the value of vested Class A units directly through the market during certain open windows in which our NEOs are permitted to sell the Class A units in their discretion. For purposes of our financial statements, we treat distributions paid on our Class A units as distributions on equity rather than as compensation, and therefore these payments are not reflected in the Summary Compensation Table below.
As discussed above, certain of our employees (including certain of our NEOs) receive annual equity grants that are a fixed percentage of the employee’s total compensation.  These grants are generally made in the form of our Class A units.  From time to time, however, we will also make a supplemental equity grant to certain of our NEOs in the form of Class A units.  Mr. Wintrob determines the amount of such supplemental equity awards based on various factors, including an increase in the individual’s role and responsibility or the individual’s overall performance and contribution to the firm.  Supplemental grants of Class A units are subject to vesting, based on the NEO’s continued service over a vesting schedule after the grant (typically, ratable over either 4 years or 10 years). Our NEOs will forfeit all their unvested Class A units when they leave Oaktree for any reason unless the departure is due to death, disability, or, for certain awards, termination without cause, in which case all unvested units automatically vest in full, or if the forfeiture requirement is waived by us.
Grants of Units Under the 2011 Plan
Since the adoption of the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (our “2011 Plan”), all grants of equity-based awards to be made to our NEOs, whether of OCGH units, Class A units or EVUs, are being made pursuant to the terms and conditions of the 2011 Plan.

As of December 31, 2017, our NEOs beneficially owned the following number of OCGH units, EVUs, and Class A units:

Name	Number of OCGH Units (1)	Number of EVUs	Number of Class A Units	Total Number of Units	Percentage of Beneficial Ownership of Oaktree Operating Group
Bruce A. Karsh	17,265,767	—	101,826	17,367,593	11.1%
Jay S. Wintrob	225,000	2,000,000	99,079	2,324,079	*
Daniel D. Levin	—	—	77,006	77,006	*
David M. Kirchheimer	1,407,097	—	33,471	1,440,568	*
John B. Frank	2,058,094	—	41,667	2,099,761	1.3%
Todd E. Molz	200,304	—	98,717	299,021	*

*	Less than 1%

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

Profit Sharing Arrangements
We paid three of our NEOs a certain percentage of our profits comprised of fee-related earnings, net investment income and net incentive income with certain adjustments.
Carried Interest or Incentive Income
Two of our NEOs receive a portion of the incentive income generated by our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools (and our NEOs’ participation therein) are referred to as our “Carry Plans.” Under the terms of our closed-end funds, we (and our employees who share in our carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in our funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and these NEOs, and therefore benefits both those investors and our unitholders.
Participation in carried interest is a primary means of compensating and motivating many of our investment professionals. We believe such participation is one of the most effective ways to align the interests of our investment professionals with our clients and unitholders. Mr. Wintrob determines the amount of incentive income to grant in respect of a given fund based on the recommendation of the fund’s portfolio manager. In making such recommendations, the portfolio manager typically takes into account each investment professional’s current and projected role in the investment activities of the particular fund. In making these determinations, we consider a multitude of factors, including the individual’s role in raising the particular fund, sourcing and evaluating potential investment opportunities for the fund, managing and monitoring existing investments within the fund, running the larger investment strategy and managing the investment and other professionals involved in the fund’s activities. None of these factors is assigned a particular weighting when determining the amount of carried interest to grant to a particular individual.
We expect to continue to use participation in carried interest as a cornerstone of compensation for our investment professionals who manage closed-end funds. Grants of participation interests in incentive income for our closed-end funds are made in each specific fund and are subject to vesting, which typically runs over five years, with accelerated vesting for death, disability or termination without cause. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant and us. We believe that vesting of participation in incentive income motivates participants to remain in our employ over the long term. For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by our NEOs in respect of 2017 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
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
Compensation of the Individual NEOs

A.	Bruce A. Karsh
A portion of the compensation earned by Mr. Karsh consists of carried interest we receive from certain of our Distressed Debt funds, our largest closed-end strategy. Mr. Karsh received such carried interest as the portfolio manager of these funds.

B.	Jay S. Wintrob
We entered into an employment agreement with Mr. Wintrob for a term of employment that began on November 1, 2014 and, subject to earlier termination, was scheduled to expire on December 31, 2019. In recognition of Mr. Wintrob’s performance and to encourage his longer term commitment to the Company, on April 26, 2017 we extended the term of Mr. Wintrob’s employment agreement to March 31, 2022 (but still subject to earlier termination as described in the agreement).
Pursuant to the employment agreement, Mr. Wintrob is entitled to receive certain profit sharing payments, which may be settled in part in equity grants (discussed below). Mr. Wintrob also received an equity grant in 2014 comprised of a special form of partnership interest in OCGH that is currently only held by him, and referred to as EVUs.
On April 26, 2017, in addition to extending the term of Mr. Wintrob’s employment agreement, we modified the agreement to expand his profit sharing arrangement to include a share of the net incentive income from certain funds that had their final close before Mr. Wintrob joined Oaktree (“pre-employment funds”). We also granted Mr. Wintrob 225,000 OCGH units that vest pro rata over 10 years. At the same time, we amended the EVUs so that the incremental amounts Mr. Wintrob receives as a result of these changes will reduce the amount Mr. Wintrob would be entitled to, if any, with respect to his EVUs. We believe these modifications more fully align Mr. Wintrob’s interests with those of our Class A unitholders and provide him with compensation levels that are competitive with the range of compensation paid to other chief executive officers (or executives serving in a similar capacity) in the asset management industry.
The three principal elements of Mr. Wintrob’s compensation are the equity grant of EVUs, the profit sharing arrangement, and the 225,000 OCGH unit grant, which are described below.
EVU Grant to Mr. Wintrob
In connection with his appointment as our chief executive officer in 2014, Mr. Wintrob was awarded 2,000,000 EVUs under our 2011 Plan. Mr. Wintrob’s EVUs are different from the OCGH units held by members of management because they are a form of partnership interest called profits interests and are not exchangeable for our Class A units. They have value only to the extent certain distributions plus the value of our Class A units on the relevant measurement dates exceed the applicable “Base Value,” which is (a) $61.00 for the performance period January 1, 2015 – December 31, 2019, (b) $65.00 for the performance period January 1, 2015 – December 31, 2020 and (c) $69.00 for the performance period January 1, 2015 – December 31, 2021. The EVUs are structured so that, at three fixed future dates, their value is measured and recapitalized into fully vested OCGH units, like those held by other members of management. The EVU structure serves as an incentive for Mr. Wintrob to create value in our Class A units and the level of cash distributions to OCGH units.

Mr. Wintrob’s EVU award was amended in 2015 to extend the applicable performance period to include three, rather than only one, future measurement date. The award was further amended on April 26, 2017 to implement certain reductions from the EVU value for amounts received in respect of profit sharing payment increases mentioned above and the 2017 OCGH unit grant.
The determination of how many OCGH units Mr. Wintrob will receive when the EVUs are recapitalized will generally be made in three tranches after December 31, 2019, December 31, 2020 and December 31, 2021. The recapitalizations could occur earlier, in the event of Mr. Wintrob’s termination due to death or disability, or upon certain other acceleration events, which are discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2017 Year End.” Except for certain distributions described below, Mr. Wintrob will not realize any value from the EVUs unless and until such recapitalizations occur.
EVU Valuation and Recapitalization. The number of OCGH units that Mr. Wintrob will receive in respect of the EVUs will generally be determined based on the appreciation of our Class A units and certain distributions made with respect to OCGH units over the period beginning January 1, 2015 and ending on each of December 31, 2019, December 31, 2020, and December 31, 2021, with one-third of the EVUs recapitalizing on each date. The number of OCGH units into which the EVUs recapitalize on each date will be determined in a multi-step calculation.

•
First, by calculating the excess (if any) of (A) the sum of (x) the volume-weighted average price of a Class A unit over a period of 60 business days before and 60 business days after each of December 31, 2019, December 31, 2020, and December 31, 2021 and (y) the aggregate cash distributions made on a per-OCGH unit basis in respect of such period, excluding distributions attributable to net incentive income from pre-employment funds, over (B) the Base Values of $61.00, $65.00, and $69.00, respectively.

•	Second, by multiplying such excess by one-third of 2,000,000 (the aggregate number of EVUs) on each of the applicable recapitalization dates.

•
Third, by reducing such amount by that portion of Mr. Wintrob’s profit sharing payments under his employment agreement that are attributable to net incentive income from pre-employment funds and payable (i) prior to December 31, 2019 with respect to the first recapitalization, (ii) during 2020 for the second recapitalization and (iii) from January 1, 2021 through March 31, 2022, for the third recapitalization.

•
Fourth, by reducing such amount by the excess of (i) any cash distributions attributable to the 2017 OCGH grant paid or payable to Mr. Wintrob over (ii) any portion of such amount that has been applied to reduce the cash distributions paid or payable in respect of his EVUs (such EVU cash distributions, and the manner in which they are reduced by cash distributions attributable to the 2017 OCGH Grant, as described below) over the following periods down to, but not below, zero: (x) for the first recapitalization, the period beginning on the grant date of the 2017 OCGH grant and ending on December, 31, 2019, (y) for the second recapitalization, the period beginning on January 1, 2020 and ending on December 31, 2020 and (z) for the third recapitalization, the period beginning on January 1, 2021 and ending on March 31, 2022.

•
Fifth, for the first recapitalization, by reducing such amount by the vested portion of the value of the 2017 OCGH grant. For this purpose the full value of the 2017 OCGH grant is assumed to be $10,359,563, which is the product of 225,000 and the average daily closing price of a Class A unit over the 20 trading day period preceding the grant date of the OCGH units.

•	Sixth, for the first recapitalization, by reducing such amount by the unvested portion of the value of the 2017 OCGH grant.

•
Seventh, for the second and third recapitalizations, if, for the preceding recapitalization, the calculation in the above steps resulted in a negative number, then any portion of reductions for the pre-employment funds profit sharing payments, the cash distributions attributable to the 2017 OCGH Grant or the OCGH Grant Value (third through sixth steps above) that was not applied to reduce the calculation below zero, is applied to reduce the calculation in this recapitalization.

•	Eighth, by dividing the result of the above calculation by the applicable volume-weighted average price of a Class A unit described in the first step, above.

The third through seventh steps in the calculation above were added as part of the April 26, 2017 amendments to Mr. Wintrob’s EVUs and employment agreement.
Distributions on EVUs. Commencing in 2016, Mr. Wintrob will also be eligible to receive cash distributions in respect of the EVUs. The cash distributions are designed to deliver to Mr. Wintrob the same cash distributions he would receive if he held a certain number of OCGH units (“reference OCGH units”), other than distributions attributable to net incentive income for pre-employment funds. These distributions are designed to align his interests with those of holders of OCGH units and Class A units and also to incentivize him to achieve certain performance conditions in order to receive the distributions.

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

•
Pursuant to amendments to the EVU award, all distributions to which Mr. Wintrob becomes entitled will be reduced, dollar-for-dollar, by any cash distributions attributable to the 2017 OCGH grant that Mr. Wintrob has received prior to the date of payment of any EVU distributions, without duplication.

•	Mr. Wintrob’s entitlement to cash distributions in one year does not mean he will be entitled to them in the next year.
The calculation of the cash distributions is described more specifically below.
To be eligible to receive cash distributions in respect of any of 2016-2021, the sum of (x) the volume-weighted average price of a Class A unit over a period of 60 business days before and 60 business days after the end of the preceding fiscal year (the “end of year VWAP”) and (y) the aggregate cash distributions made on a per-OCGH unit basis in respect of such fiscal year and, if applicable, all preceding fiscal years commencing with 2015, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement (“eligible cash distributions”), must exceed the pre-set hurdle for the year. If this performance condition is not met, then Mr. Wintrob will not be entitled to any cash distributions in respect of the EVUs for the year. If the condition is met, Mr. Wintrob will be entitled to cash distributions, in the amounts described below.
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
Distributions in respect of the reference OCGH units for a year are paid quarterly, after each quarter is completed (so, distributions for the first quarter are paid in the second quarter, distributions for the second quarter are made in the third quarter, and so on). Subject to Mr. Wintrob’s continued employment, the vested percentage is

20% through December 31, 2015, 40% through December 31, 2016, 60% through December 31, 2017, 80% through December 31, 2018 and 100% through December 31, 2019.
The annual hurdles selected serve as an ongoing assessment of the Company’s performance and are intended to motivate and reward Mr. Wintrob for directing and managing the Company in a way that enables it to exceed the targeted performance – by reference to two measures, Class A unit price and certain cash distributions – over the relevant time period. Whether these performance conditions will be achieved depends on a number of factors, many of which are not predictable at this time, but our assessment is that they are ambitious but achievable. For 2017, the performance condition was not achieved.
We believe the EVUs are well designed to align Mr. Wintrob’s compensation with the total return achieved by the Company’s unitholders because the number of OCGH units Mr. Wintrob will ultimately receive, if any, upon the recapitalization of the EVUs into OCGH units at the end of the relevant performance period is a function of the amount by which the volume-weighted average price of a Class A unit and the applicable distributions described above exceed the applicable Base Value of $61.00, $65.00 and $69.00 for the performance period in question. Similarly, his level of participation in distributions during any given performance period will be based on the extent to which the volume-weighted average price of a Class A unit and the applicable distributions exceed a pre-set hurdle for each of the relevant performance periods. Lastly, reducing the values of the cash distributions and the ultimate value of the EVUs by amounts received in connection with the changes to Mr. Wintrob’s profit sharing arrangements and the 2017 OCGH unit grant is intended to avoid Mr. Wintrob receiving value from the EVUs greater than they were originally designed to deliver.
Profit Sharing for Mr. Wintrob
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of Oaktree’s operating profit and income during the employment term. The fixed percentage is 1.5% in each of 2015-2019, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. Before the April 26, 2017 amendment to the employment agreement, these percentages were applied to amounts that excluded income from pre-employment funds. Under the amended agreement, beginning in 2017, Mr. Wintrob’s profit sharing payments will now be calculated by including a portion of the net incentive income on pre-employment funds. For 2017-2019, the payments will be calculated taking into account 75% of the net incentive income earned by Oaktree that is derived from such funds, and, for 2020 and later, such percentage will change to 50%. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. Payments will be made in a combination of cash and equity, but at least the first $3,000,000 in each year will be paid in cash. Under the amended agreement, commencing in 2017, Mr. Wintrob will receive his quarterly profit sharing payments in arrears, rather than in advance.
The annual equity grants made to our officers generally, which are discussed under “Overview of Compensation Philosophy and Program” on page 195, above, are made in Class A units. To further align the treatment of Mr. Wintrob with that of our employees, Mr. Wintrob’s amended employment agreement provides for his equity awards to be in the form of Class A units and also provides that the value of the portion of such profit sharing payments (if any) paid in Class A units will be determined based on the average daily closing price of the Class A units for the period commencing 20 trading days before the date such Class A units are issued (or such other period that Oaktree selects as applied consistently to other employees). The Class A units will vest annually over four years.
When setting the level of Mr. Wintrob’s profit participation, including the annual floor, Messrs. Howard Marks, our Co-Chairman, and Karsh took into account the anticipated performance of the Company, Mr. Wintrob’s role and responsibilities, the level of compensation of certain other NEOs and their subjective understanding of the market for CEO compensation. In addition, Messrs. Marks and Karsh thought it appropriate to pay a significant portion of Mr. Wintrob’s profit participation in the form of equity that vests over time after grant to further align Mr. Wintrob’s interests with the Company’s unitholders.
In conjunction with an extension of Mr. Wintrob’s employment contract, the board amended the calculation of Mr. Wintrob’s profit participation to include a portion of Oaktree’s income from pre-employment funds in order to increase Mr. Wintrob’s annual cash compensation to a level that the board determined is more in line with annual cash compensation levels paid to chief executive officers (or executives serving in a similar capacity) in the asset management industry. The Company arrived at the conclusion that Mr. Wintrob’s annual cash compensation was too low, and therefore not competitive with the company’s peers, by conducting a formal internal analysis, based on a review of publicly available data, of compensation paid to these similarly situated asset management executives.

The board then reviewed the internal analysis at a high level to draw the conclusion that an increase in the annual cash compensation for Mr. Wintrob was warranted. Rather than facilitating such an increase through the addition of a fixed salary or a guaranteed cash bonus, however, the board determined that allowing Mr. Wintrob to share in a portion of the performance of the pre-employment funds would tie his compensation to a metric that drives value for the Oaktree Group and our unitholders, thus aligning him with such holders. The board also determined that the incremental amounts that Mr. Wintrob may receive in profit sharing payments, however, should reduce the value of his EVUs to prevent Mr. Wintrob from receiving value twice for the same performance.
Treatment of EVUs and Profit Sharing Payments on Certain Terminations of Employment and Other Significant Events
Other than Mr. Wintrob, each of our NEOs is either a founder of our company, has been promoted from within or has been employed by us for over a decade and has generally not received special severance or change in control benefits with their compensation arrangements. By contrast, Mr. Wintrob was hired from outside of Oaktree in 2014. His employment agreement and EVU award are the products of an arms’ length negotiation we undertook with Mr. Wintrob before he joined the Company. In order to encourage Mr. Wintrob to join our Company, it was necessary to provide him with the security provided by continuation of his profit sharing payment levels following certain terminations from employment as well as the EVU protections discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2017 Year End.” As described in that section, Mr. Wintrob’s EVUs will receive enhanced vesting credit upon certain terminations from employment, which credit is further enhanced if such termination occurs following a change in control of our business. Also, if we no longer employ Mr. Marks or Mr. Karsh, if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), then Mr. Wintrob’s EVUs will become fully vested and recapitalized at the time of Mr. Marks’s or Mr. Karsh’s departure (as applicable), and Mr. Wintrob will receive a new EVU grant. Providing these profit sharing payment continuation and EVU protections was critical to reaching an agreement with Mr. Wintrob. We think these payments and benefits are appropriate and consistent with what might be included in a new chief executive officer’s compensation arrangements at a similarly situated company.
2017 Equity Grants to Mr. Wintrob
On April 26, 2017, we granted Mr. Wintrob 225,000 OCGH units, which vest pro-rata over ten years and are subject to the 2011 Equity Plan and the standard form of OCGH unit award agreement to which our other officers are bound. Under the EVU grant agreement, these OCGH units granted to Mr. Wintrob are eligible for accelerated vesting if any portion of their unvested value has been applied to reduce the value of the EVUs to zero, as described in the fifth and sixth steps in the EVU calculation, above (the “applied value”). The amount that will immediately vest will equal the percentage of the 225,000 OCGH units that this applied value represents of the total OCGH grant value. The OCGH units that accelerate will proportionally reduce the number of OCGH Units eligible to vest on each remaining vesting date.
The grant was made in recognition of Mr. Wintrob’s performance to date and to further align his interests with those of our unitholders. The board determined that an award of 225,000 units provided Mr. Wintrob with a significant stake in our business that aligned more closely with those of our other senior executives, and a balance to the appreciation-only structure of the EVU award.
On March 31, 2017, we granted 42,653 Class A units to Mr. Wintrob as part of his profit sharing arrangement, the amount and size of which were determined based on the amount of Mr. Wintrob’s total compensation attributable to fiscal year 2016 in accordance with Mr. Wintrob’s employment agreement, as discussed generally above. Additionally, on August 16, 2017 we granted 30,513 Class A units to Mr. Wintrob as part of his profit sharing arrangement, the amount and size of which were determined based on the amount of Mr. Wintrob’s compensation attributable to the first half of 2017 in accordance with Mr. Wintrob’s employment agreement.

C.	Daniel D. Levin
Mr. Wintrob determined Mr. Levin’s compensation for 2017. Mr. Wintrob’s determination was a subjective assessment of a range of factors, including (i) the fact that Mr. Levin succeeded Mr. Kirchheimer as our chief financial officer, assuming a significant increase in responsibilities and the scope of his duties, (ii) Mr. Levin’s overall leadership and oversight of the various departments that report to him, (iii) his effectiveness in participating in the setting of Oaktree’s strategic direction and executing our major initiatives, (iv) his individual performance and (vi) Mr. Wintrob’s review of available market data.
Mr. Levin receives fixed payments as base salary and receives an annual bonus, which is paid in part in cash and in part in equity so that 25% of his total annual compensation is paid in equity.
2017 Equity Grant to Mr. Levin
On March 31, 2017, we granted 11,876 Class A units to Mr. Levin, the amount and size of which were determined based on the amount of Mr. Levin’s total compensation attributable to fiscal year 2016, as discussed generally above. In addition, we granted 29,407 Class A units subject to four-year vesting on March 31, 2017 to Mr. Levin as a supplemental equity grant in order to recognize 2016 performance, his assumption of additional responsibilities in 2016 and to further align his incentives with Oaktree unitholders in conjunction with him becoming Chief Financial Officer.

D.	David M. Kirchheimer
Mr. Kirchheimer was entitled to receive profit sharing payments that reflect 1% of fee-related earnings, net investment income and net incentive income of the Oaktree Operating Group subject to certain adjustments. Mr. Kirchheimer retired as our Chief Financial Officer on March 31, 2017.

E.	John B. Frank
Mr. Frank received a share of the carried interest from our largest closed-end strategy, distressed debt, both in recognition of his historical contributions to the management of some of the strategy’s investments and in lieu of other compensation, such as a greater profit sharing percentage or additional OCGH units.
For 2017 Mr. Frank also received (a) 1.3% of the net incentive income of the Oaktree Operating Group from certain funds that existed as of December 31, 2014 (b) 1.0% of the net incentive income of Oaktree Operating Group from certain funds that started during 2015 or had substantial or final closings during 2015, and (c) 0.5% of the net incentive income of the Oaktree Operating Group from certain funds that started after December 31, 2015 or whose final or more substantial closing occurred after December 31, 2015. Additionally, for 2017 Mr. Frank was entitled to receive profit sharing payments that reflect 0.5% of the net investment income and fee-related earnings of the Oaktree Operating Group subject to certain adjustments. Mr. Frank’s profit sharing of net incentive income, net investment income and fee-related earnings was subject to a cap of $2.5 million in 2017. Mr. Frank’s remuneration for 2017 was determined based on responsibilities he assumed as Vice Chairman in 2016.

F.	Todd E. Molz
Mr. Wintrob determined Mr. Molz’s compensation for 2017. Mr. Wintrob’s determination was a subjective assessment of a range of factors, including (i) the fact that four of our operational units report to Mr. Molz in his capacity as our General Counsel and Chief Administrative Officer – Legal, Compliance, Internal Audit and Corporate Services; (ii) his overall leadership and oversight of these units, (iii) his role in our strategic direction and initiatives, and (iv) his individual performance. In particular, Mr. Molz’s leadership of the Legal and Compliance departments involves oversight of matters spanning a broad array of complex laws and regulations around the globe, with the scope and complexity of such laws and regulations having increased substantially under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the legal requirements of the Sarbanes-Oxley Act of 2002 and the NYSE, and various legal and regulatory initiatives in Europe and Asia.
Mr. Molz receives fixed payments as base salary and receives an annual bonus, which is paid in part in cash and in part in equity so that 25% of his total annual compensation is paid in equity.
2017 Equity Grant to Mr. Molz
On March 31, 2017, we granted 22,621 Class A units to Mr. Molz, the amount and size of which were determined based on the amount of Mr. Molz’s total compensation attributable to fiscal year 2016, as discussed generally above.
Perquisites
We provide our executive officers with perquisites in the form of payment for tax preparation services and internet-related services. In addition, certain of our executive officers, including Mr. Karsh, received compensation in the form of our subsidizing their use of our plane, or, in the case of Mr. Karsh, of Mr. Karsh’s own plane, for personal purposes. Mr. Karsh’s arrangement is described in more detail in the tabular and accompanying narrative disclosure that follows.
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
Summary Compensation Table for 2017
The following table provides summary information concerning the compensation of Jay S. Wintrob, our principal executive officer, Daniel D. Levin, who became our chief financial officer on April 1, 2017, David M. Kirchheimer, who served as our chief financial officer prior to April 1, 2017, and our three other most highly compensated employees who served as executive officers as of December 31, 2017, for services rendered to us during 2017.
The distributions our NEOs receive in respect of their indirect ownership of the Oaktree Operating Group are based on their respective holdings of OCGH and Class A units and are not reflected as cash compensation in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Bruce A. Karsh, Co-Chairman and Chief Investment Officer	2017	$—	$—	$—	$—	$7,436,027	$7,436,027
	2016	$—	$—	$—	$—	$1,307,358	$1,307,358
	2015	$—	$—	$—	$—	$9,685,011	$9,685,011
Jay S. Wintrob, Chief Executive Officer	2017	$—	$—	$7,505,638	$—	$8,078,582	$15,584,220
	2016	$—	$—	$1,082,152	$—	$5,124,532	$6,206,684
	2015	$—	$—	$—	$—	$4,000,000	$4,000,000
Daniel D. Levin, Chief Financial Officer (1)	2017	$500,000	$1,375,000	$1,870,120	$—	$—	$3,745,120
David M. Kirchheimer, Chief Financial Officer (1)	2017	$—	$—	$—	$—	$1,363,417	$1,363,417
	2016	$—	$—	$—	$—	$6,133,140	$6,133,140
	2015	$—	$—	$—	$—	$3,306,832	$3,306,832
John B. Frank, Vice Chairman	2017	$—	$—	$—	$—	$4,984,023	$4,984,023
	2016	$—	$—	$—	$—	$7,364,386	$7,364,386
	2015	$—	$—	$—	$—	$6,703,501	$6,703,501
Todd E. Molz, General Counsel and Chief Administrative Officer	2017	$500,000	$2,500,000	$1,024,731	$—	$—	$4,024,731
	2016	$500,000	$2,500,000	$1,415,643	$—	$—	$4,415,643

(1)	Mr. Levin became our Chief Financial Officer on April 1, 2017 succeeding Mr. Kirchheimer who retired from Oaktree effective March 31, 2017.

(2)
For Mr. Wintrob, reflects a grant of Class A units in respect of $3,357,138 earned in 2016 and the first half of 2017 as profits participation, the grant of 225,000 OCGH units on April 26, 2017 and amendments to Mr. Wintrob’s EVUs on the same date. For Mr. Levin, reflects a grant of 41,283 Class A units on March 31, 2017 in respect of his 2016 compensation. For Mr. Molz, reflects a grant of Class A and OCGH units in respect of $1,415,643 earned in 2015 as part of his 2015 total compensation and the grant of 22,621 Class A units on March 31, 2017 in respect of his 2016 compensation.

(3)
Amounts reflected in this “Stock Awards” column of this Summary Compensation Table represent the aggregate grant date fair value of the applicable equity interests received by our NEOs during each year set forth in the table, calculated in accordance with Financial Accounting Standards Board Accounting Codification (ASC) Topic 718 or “ASC Topic 718,” Accounting for Stock Compensation. Please see notes 2 and 14 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such values. For Mr. Wintrob, the amount in this column in respect of his equity interest in OCGH reflects the incremental fair value associated with the modification of Mr. Wintrob’s EVUs and the grant of the 225,000 OCGH units, as determined in accordance with ASC Topic 718, which is based, in part, on the April 26, 2017 price of $46.55 per Class A unit, less a discount applied to the OCGH units as detailed in notes 2 and 14 to our consolidated financial statements. The amounts shown in this table use the values of the awards actually granted in the reported fiscal year, regardless of when those awards were earned. Accordingly, our equity awards granted in 2017 in respect of 2016 performance are shown in the 2017 line in the Summary Compensation Table instead of the 2016 line.  Our equity awards to be granted in 2018 in respect of 2017 performance are not shown in the 2017 line in the Summary Compensation Table (but will appear in the 2018 line in next year’s Summary Compensation Table for next year’s named executive officers).

(4)	Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Profits Participation (2)	Airplane Use (3)	Perquisites (4)	Total
Bruce A. Karsh	2017	$6,425,935	$—	$933,131	$76,961	$7,436,027
	2016	$1,224,042	$—	$—	$83,316	$1,307,358
	2015	$9,604,874	$—	$—	$80,137	$9,685,011
Jay S. Wintrob	2017	$—	$8,031,479	$—	$47,103	$8,078,582
	2016	$—	$5,124,532	$—	$—	$5,124,532
	2015	$—	$4,000,000	$—	$—	$4,000,000
Daniel D. Levin	2017	$—	$—	$—	$—	$—
David M. Kirchheimer	2017	$—	$1,348,620	$—	$14,797	$1,363,417
	2016	$—	$6,102,368	$—	$30,772	$6,133,140
	2015	$—	$3,281,631	$—	$25,201	$3,306,832
John B. Frank	2017	$2,463,584	$2,500,000	$—	$20,439	$4,984,023
	2016	$2,731,734	$4,606,761	$—	$25,891	$7,364,386
	2015	$3,131,713	$3,547,712	$—	$24,076	$6,703,501
Todd E. Molz	2017	$—	$—	$—	$—	$—
	2016	$—	$—	$—	$—	$—

(1)
Amounts included for 2017 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2017. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.

(2)
Amounts included for 2017 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest. The amount for Mr. Wintrob excludes $1,230,321 earned in profits participation for 2017 that will be paid to Mr. Wintrob in the form of a grant of Class A units in the first quarter of 2018.

(3)
Amounts included for 2017 reflect Mr. Karsh’s personal use of an aircraft leased from Mr. Karsh by us. Pursuant to the terms of that lease, the value of personal travel by Mr. Karsh on the leased aircraft is based on direct operating costs (fuel, airport fees, incremental pilot costs, hourly charges of maintenance programs, cost attributable to ‘deadhead’ segments, etc.). Mr. Karsh is also entitled to reimbursement of the costs of certain business-related travel pursuant to that lease, which amounts are not included in the compensation reflected above—please refer to “Item 13—Certain Relationships and Related Transactions, and Director Independence—Aircraft Use” for more information.

(4)
Amounts included for 2017 represent tax preparation fees of $37,660 and $39,301 related to internet services provided for Mr. Karsh; tax preparation fees of $8,605, legal fees of $27,641 and $10,857 related to internet services provided for Mr. Wintrob and tax preparation fees of $14,725 and $5,714 related to internet services provided for Mr. Frank.

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
Under the terms of OCGH’s partnership agreement and, in the case of Mr. Wintrob, also under the terms of his employment agreement, during the term of employment and for the two-year period immediately following the resignation or termination of employment for any reason, our executive officers may not solicit our customers or clients for a Competitive Business, induce any employee to leave our employ or hire or otherwise enter into any business affiliation with any person who was our employee during the twelve-month period preceding such executive officer’s termination of employment.
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

Grants of Plan-Based Awards in 2017
The following table provides information concerning the grant of equity-based awards made during the 2017 fiscal year, including awards made in respect of 2016 performance.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock Awards (6)
Jay S. Wintrob	3/31/2017	42,653	(1)	$1,932,181
	4/26/2017	225,000	(2)	$4,148,500
	8/16/2017	30,513	(3)	$1,424,957
Daniel D. Levin	3/31/2017	41,283	(4)	$1,870,120
Todd E. Molz	3/31/2017	22,621	(5)	$1,024,731

(1)	Reflects a grant of 42,653 Class A units, which vest ratably over four years.

(2)	Reflects a grant of 225,000 OCGH units, which vest ratably over ten years.

(3)	Reflects a grant of 30,513 Class A units, which vests ratably over four years.

(4)	Reflects a grant of 41,283 Class A units, which vest ratably over four years.

(5)	Reflects a grant of 22,621 Class A units, which vest ratably over four years.

(6)
Grant date fair value is based on the grant date determined under ASC Topic 718 as of March 31, 2017 for the Class A units of Messrs. Wintrob, Levin and Molz, as of August 16, 2017 for the Class A units of Mr. Wintrob and as of April 26, 2017 for Mr. Wintrob’s OCGH units and the amendment to his EVUs. Accordingly, the grant date fair value for the Class A units is based on the Class A unit price of $45.30 per unit on March 31, 2017 for Messrs. Wintrob, Levin and Molz. The grant date fair value for the Class A units issued to Mr. Wintrob on August 16, 2017 is $46.70. The fair value Mr. Wintrob’s interests reflects the incremental fair value associated with the modification of Mr. Wintrob’s EVUs as determined in accordance with ASC Topic 718, which is based, in part, on the April 26, 2017 Class A price of $46.55 per unit, less a discount applied to the OCGH units as detailed in notes 2 and 14 to our consolidated financial statements. Please see note 3 to the Summary Compensation Table above.

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
Number of Units Authorized. The 2011 Plan provides that the maximum number of Units that may be delivered pursuant to awards under the 2011 Plan is 22,300,000, as increased on January 1 of each year beginning in 2012 by a number of Units equal to the excess of (a) 15% of the number of outstanding Oaktree Operating Group units on December 31 of the immediately preceding year over (b) the number of Oaktree Operating Group units that have been issued or are issuable under the 2011 Plan as of such date, except that our board of directors may, in its discretion, increase the number of Units covered by the 2011 Plan by a lesser amount. As of February 12, 2018, 11,426,213 Units have been issued or are issuable under the 2011 Plan, and the Committee may issue 12,016,674 additional Units under the 2011 Plan.
2007 Equity Incentive Plan
Our board of directors and the general partner of OCGH adopted the 2007 Oaktree Capital Group, LLC Equity Incentive Plan (our “2007 Plan”) as part of the May 2007 Restructuring. No more awards are being granted under the 2007 Plan.

Units Subject to the 2007 Plan. As of February 12, 2018, 4,929,054 OCGH units have been issued under our 2007 Plan. As with the other OCGH units, pursuant to the exchange agreement and the terms of the OCGH partnership agreement, vested Award Units may be exchanged for, at the option of our board of directors, our Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, subject to approval of our board of directors.
Outstanding Equity at 2017 Year End
The following table provides information regarding outstanding unvested equity held by our NEOs as of December 31, 2017:

	Stock Awards
Name	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested (1)
Bruce A. Karsh	—		$—
Jay S. Wintrob	1,515,493	(2)	$12,827,755
Daniel D. Levin	73,132	(3)	$3,078,857
David M. Kirchheimer	22,500	(4)	$757,800
John B. Frank	90,000	(5)	$3,241,700
Todd E. Molz	138,358	(6)	$5,491,095

(1)
The fair market value of $42.10 per Class A unit and $33.68 per OCGH unit is based on the closing price for our Class A units on December 31, 2017, less a discount applied to OCGH units as detailed in notes 2 and 14 to our consolidated financial statements. The fair value of $1.20 per EVU was determined as of December 31, 2017 using a Monte Carlo simulation model as detailed in note 14 to our consolidated financial statements.

(2)
Mr. Wintrob’s units are composed of 1,200,000 EVUs, 90,493 Class A units and 225,000 OCGH units. With respect to the EVUs, 400,000 will vest following December 31 of each of 2017, 2018 and 2019. The Class A units will vest on February 15 of each of 2018 through 2021, respectively, in the following amounts: 17,021, 16,147, 16,148 and 10,664, (ii) 7,628 will vest on August 1 of each of 2018 through 2020, respectively, and (iii) 7,629 will vest on August 1, 2021. Subject to Mr. Wintrob’s EVU grant agreement, the OCGH units will vest as to 22,500 OCGH units on February 15 of each of 2018 through 2027, respectively.

(3)
Mr. Levin’s units are composed entirely of Class A units, which will vest on February 15 of each of 2018 through 2025, respectively, in the following amounts: 20,227, 16,328, 16,328, 12,306, 1,985, 1,985, 1,985 and 1,988.

(4)
Mr. Kirchheimer’s units are composed entirely of OCGH units, of which 2,500 OCGH units will vest on January 1 and February 15 of each of 2018 through 2021, respectively, and 2,500 OCGH units will vest on February 15, 2022.

(5)
Mr. Frank’s units are composed of 25,000 Class A units and 65,000 OCGH units. The Class A units will vest on January 1, 2018, February 15, 2018, and January 1, 2019, respectively, in the following amounts: 10,000, 10,000 and 5,000. With respect to the OCGH units (i) 10,000 will vest on January 1 of each of 2020 and 2021, (ii) 5,000 will vest on January 1, 2019 and (iii) 10,000 will vest on February 15 of each of 2019 through 2022.

(6)
Mr. Molz’s units are composed of 98,717 Class A units and 39,641 OCGH units. With respect to the Class A units (i) 5,000 will vest on January 1 of each of 2018 through 2021and (ii) the following amounts will vest on February 15 of each of 2018 through 2022, respectively: 21,405, 21,403, 19,557, 16,038, and 314. With respect to the OCGH units, the following amounts will vest on February 15 of each of 2018 through 2026, respectively: 3,687, 3,687, 3,687, 894, 10,961, 6,276, 6,276, 3,279 and 894.

Units Vested in 2017
The following table provides information regarding the number of outstanding equity units held by our NEOs that vested during the year ended December 31, 2017:

	Stock Awards (1)
Name	Number of Units Acquiring on Vesting	Market Value of Units Vesting (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	406,810	$1,259,217
Daniel D. Levin	10,507	$480,170
David M. Kirchheimer	5,000	$166,400
John B. Frank	20,000	$665,600
Todd E. Molz	24,436	$1,042,035

(1)
The references to Stock Awards or units in this table refer to 400,000 EVUs and 6,810 Class A units in the case of Mr. Wintrob; 10,507 Class A units in the case of Mr. Levin; 5,000 OCGH units in the case of Mr. Kirchheimer; 20,000 OCGH units in the case of Mr. Frank; and 20,750 Class A units and 3,686 OCGH units in the case of Mr. Molz.

(2)
The fair market value per unit is based on the trading price for our Class A units on applicable vesting dates of January 1, 2017 and February 15, 2017, respectively, less a discount applied to OCGH units. The fair market value of $2.37 per EVU was determined as of January 1, 2017 using a Monte Carlo simulation model. Please see notes 2 and 14 to our consolidated financial statements for more details.

Potential Payments Upon Termination of Employment or Change in Control at 2017 Year End
Except as otherwise reflected in Mr. Wintrob’s employment agreement, we do not have any formal severance or change of control plans or agreements in place for any of our NEOs. Except for Mr. Wintrob’s EVUs, none of the equity awards held by any of our executive officers at 2017 year end is subject to accelerated vesting in connection with a change in control or a termination of employment for any reason, except if termination is due to death, disability or, in certain cases discussed below, termination without cause, in which case all unvested units automatically accelerate in full.
In all cases, none of Messrs. Karsh and Frank is entitled to any additional vesting of their participation rights in the incentive income generated by our funds as a result of a change in control of us or any of our affiliates. The impact of a termination of employment on the incentive income participation rights held by each of Messrs. Karsh and Frank is described below.
Incentive Income (Messrs. Karsh and Frank)
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
The following table sets forth the estimated value of the estimated incentive income distributions that would be made in respect of the NEO’s unvested incentive income interests under the Carry Plans, assuming those interests became fully vested on December 31, 2017 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2017 Year End,” have been determined assuming that each of the funds in respect of which the NEOs would have a right to incentive income had been liquidated on December 31, 2017 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2017. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the NEOs, had a termination of employment actually occurred on December 31, 2017. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$26,309,120
Jay S. Wintrob	$—
Daniel D. Levin	$—
David M. Kirchheimer	$—
John B. Frank	$10,384,397
Todd E. Molz	$—
Impact of Termination Without Cause or for Good Reason on Profit Sharing Payments
If Mr. Wintrob’s employment is terminated by us without cause or by Mr. Wintrob for good reason (as defined in Mr. Wintrob’s employment agreement), Mr. Wintrob will be entitled to: (i) the profit sharing payments described above on page 201 through the fiscal quarter of termination, (ii) immediate vesting of all unvested Class A units delivered in respect of prior profit sharing payments, (iii) for a termination before December 31, 2019, payment of 25% of the aggregate profit sharing payments earned in respect of the four full fiscal quarters that preceded the termination quarter (the “quarterly severance profit sharing payment”) for up to eight quarters after the quarter of termination, and (iv) for a termination after December 31, 2019, the quarterly severance profit sharing payment for four quarters following termination. If Mr. Wintrob’s employment had been terminated by us without cause or by him for good reason on December 31, 2017, we expect that we would have paid him an amount equal to $2,776,322 per quarter for each of the Company’s eight consecutive fiscal quarters beginning with the first quarter of 2018, for a total of $22,210,578.
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
Impact of Termination Without Cause or for Good Reason on EVUs
If Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason, on, but giving effect to his employment through, December 31, 2017, Mr. Wintrob would be vested in a number of EVUs equal to the sum (not to exceed 2,000,000) of (A) the number of EVUs that have vested before the fiscal year in which his termination of employment occurs, plus, (B) the product of 400,000 EVUs multiplied by, a fraction, the numerator of which is the number of days in the fiscal year during which we employed Mr. Wintrob, and the denominator of which is 365, plus (C) 800,000 EVUs, so Mr. Wintrob would be vested in 2,000,000 EVUs. The vested EVUs would be recapitalized as OCGH Units following December 31, 2019, December 31, 2020, and December 31, 2021 applying the formula described in “Compensation of the Individual NEOs—Jay S. Wintrob—EVU Grant to Mr. Wintrob—EVU Valuation and Recapitalization” on page 199 above, but modified so that any reductions for net incentive income for pre-employment funds and for the value of the 2017 OCGH grant only applies based on amounts received and the portion vested through the date of termination. Specifically: (i) the reduction described in the third step of the calculation will only be for the portion of profit sharing payments attributable to net incentive income from pre-employment funds that are actually paid or payable for periods before termination, (ii) the reduction described in the fifth step will be determined based on the vested portion of the value of the 2017 OCGH grant through the date of termination, and (iii) there is no reduction under the sixth step on account of any unvested portion of the 2017 OCGH grant. In addition, if the termination occurs before the first recapitalization, then the reduction in the fourth step of the calculation will only be of the excess of 2017 OCGH grant cash distributions over EVU cash distributions paid or payable with respect to periods before termination. The value attributable to the accelerated vesting of the EVUs is not currently calculable because the applicable formula includes components that cannot currently be reasonably estimated. The amount that Mr. Wintrob would be due under this paragraph would apply even if his termination occurs within the one year period after a change of control.
Voluntary Resignation Without Good Reason, Termination for Cause or Termination by Reason of Death or Disability
If Mr. Wintrob resigns without good reason on December 31, 2017, then Mr. Wintrob would receive payment in respect of 800,000 EVUs on the same dates on which he would otherwise have been paid and applying the same formula in “Compensation of the Individual NEOs—Jay S. Wintrob—EVU Grant to Mr. Wintrob—EVU Valuation and Recapitalization” on page 199 above, but substituting 800,000 for 2,000,000 in the second step. In addition, if such termination occurs before the first recapitalization, then (i) the reduction described in the third step of the calculation is only for the portion of profit sharing payments attributable to net incentive income from pre-employment funds that are actually paid or payable for periods before termination, (ii) the reduction described in the fourth step is determined based on the vested portion of the value of the 2017 OCGH grant through the date of termination, and (iii) there is no reduction under the fifth step on account of any unvested portion of the 2017 OCGH grant. In addition, if the termination occurs before the first recapitalization, then the reduction in the fourth step of the calculation will only be of the excess of 2017 OCGH grant cash distributions over EVU cash distributions paid or payable with respect to periods before termination. If Mr. Wintrob is terminated by us for cause, all of his EVUs, whether vested or unvested, will be immediately forfeited without consideration. If Mr. Wintrob were terminated by reason of death or disability, Mr. Wintrob would be entitled to pro rata vesting and recapitalization of his EVUs, all as described in his EVU award agreement.
Full Acceleration Event for EVUs
If we no longer employ Howard Marks or Bruce Karsh, or if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), in each case on or prior to December 31, 2019, then Mr. Wintrob will be entitled to the following treatment with respect to his EVUs:
(A) All of Mr. Wintrob’s 2,000,000 outstanding EVUs will become fully vested and nonforfeitable. In lieu of calculating the value of the amounts paid in respect of the EVUs in 2019, 2020 or 2021 as would occur absent a full acceleration event, the calculation would occur promptly following the full acceleration event. The allocation for the EVUs will equal the sum of (i) the volume-weighted average price of our Class A Units over the 15 business days before the date as of which either Mr. Wintrob notifies us that Mr. Karsh or Mr. Marks has ceased to serve, or there is a public announcement that Mr. Karsh or Mr. Marks has ceased to serve; plus (ii) the aggregate cash distributions made on a per-OCGH Unit-basis from January 1, 2015 through such date of notice, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement over the $61.00 Base Value as accreted through such date of notice, minus (iii) the sum of (x) $10,359,563 (which is the assumed grant date value of the 2017 OCGH unit grant, as described in “Compensation of the Individual NEOs—Jay S. Wintrob—EVU Grant to Mr. Wintrob—EVU Valuation and Recapitalization” on page 199 above and (y) the portion of Mr. Wintrob’s profit sharing payments attributable to net incentive income from pre-employment funds that are actually paid or payable for periods before the allocation. The allocation hereunder will be made no later than in the year following the year in which the full acceleration event occurred.
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
Accelerated Vesting of OCGH Units and Class A Units Upon Termination of Employment
The following table sets forth the estimated value of the acceleration of all unvested OCGH units and unvested Class A units held by each NEO, assuming a termination of employment due to death or disability on December 31, 2017. Other than on termination of employment by reason of death or disability, the vesting of outstanding OCGH and Class A unit awards do not accelerate upon termination of employment, except in the case of (i) Class A units granted to Mr. Wintrob in connection with his profit sharing payments as described above, (ii) certain Class A units granted to Mr. Levin in 2014 and thereafter if Mr. Levin is terminated by us without cause and (iii) certain OCGH and Class A units granted to Mr. Molz in 2014 and thereafter if Mr. Molz is terminated by us without cause.

Acceleration of Unvested OCGH Units and Class A Units

	OCGH Units or Class A Units (1)
Name	Number of Units of Stock Subject to Vesting Acceleration	Market Value of Accelerated Vesting of Units (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	315,493	$11,387,755
Daniel D. Levin	73,132	$3,078,857
David M. Kirchheimer	22,500	$757,800
John B. Frank	90,000	$3,241,700
Todd E. Molz	138,358	$5,491,095

(1)
The references to stock awards or units in this table refer to Class A units in the case of Mr. Levin, OCGH units in the case of Mr. Kirchheimer, and both Class A and OCGH units in the case of Messrs. Wintrob, Frank and Molz.

(2)
The fair market value of $42.10 per Class A unit and $33.68 per OCGH unit is based on the closing price for our Class A units on December 31, 2017, less a discount applied to OCGH units as detailed in notes 2 and 14 to our consolidated financial statements.

CEO to Median Employee Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation of Mr. Jay Wintrob, our Chief Executive Officer, to the median of the annual total compensation of our employees, other than Mr. Wintrob. We selected December 31, 2017 as the date on which we would identify the median employee. To identify the median employee, we used the sum of 2017 base salary (annualized for full-time employees hired during 2017 and pro-rated for part-time and temporary employees), 2017 cash bonus, overtime pay accrued in 2017 and equity grants earned in respect of 2017 compensation.
The 2017 annual total compensation of our CEO is the amount as reflected in the “Total” column of our Summary Compensation Table for 2017. Mr. Wintrob had 2017 annual total compensation of $15,584,220. Our median employee’s annual total compensation for 2017 was $200,000. As a result, we estimate that Mr. Wintrob’s 2017 annual total compensation was approximately 78 times that of our median employee. Mr. Wintrob received a non-recurring equity award outside his annual compensation arrangement in 2017. Excluding this one-time award from Mr. Wintrob’s annual total compensation for 2017 would result in annual total compensation of $11,435,720. Excluding the one-time equity award in this manner would result in a pay ratio for 2017 of approximately 57 times that of our median employee.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation Table for 2017
The following table sets forth the cash and equity compensation paid to our outside directors listed below for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Other Compensation		Total
Robert E. Denham	$75,000	$102,469	$—		$177,469
Steven J. Gilbert	$100,000	$102,469	$—		$202,469
D. Richard Masson	$100,000	$102,469	$12,165	(3)	$214,634
Wayne G. Pierson	$100,000	$102,469	$—		$202,469
Marna C. Whittington	$115,000	$102,469	$—		$217,469

(1)	Annual cash retainer and fees for serving on our Board of Directors and, other than Mr. Denham, for serving on the Audit Committee of our Board.

(2)
On March 31, 2017, we granted 2,262 Class A units to each of Messrs. Denham, Gilbert, Masson and Pierson and Ms. Whittington, which will vest ratably over four years beginning on February 15, 2017, in consideration of their service as members of our board of directors in 2017. The number of outstanding and unvested Class A units held by Messrs. Denham, Masson, Pierson and Gilbert and Ms. Whittington as of December 31, 2017 was 5,805, 5,805, 4,931, 2,567, and 5,805 units, respectively. We recognize expense for financial statement reporting purposes in respect of the unvested Class A units received by our directors on the basis of the value of those units at the time of the grant pursuant to ASC Topic 718, Accounting for Stock Compensation. Please see notes 2 and 14 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense.

(3)	Represents the cost of internet services provided at personal residence.
During 2017, we compensated our outside directors named above through an annual cash retainer of $75,000 and the grant of our Class A units. Directors who were also senior executives during any portion of 2017, specifically Messrs. Marks, Karsh, Stone, Wintrob and Frank, do not receive any additional compensation for serving on our board of directors. Members of our audit committee receive an additional annual retainer of $25,000, and the chair of the audit committee receives an additional annual retainer of $15,000. All members of our board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The number of Class A units granted for Messrs. Denham, Gilbert, Masson and Pierson and Ms. Whittington is that number of Class A units having a value equal to $100,000, determined based on the average closing price of the Class A units during the 20 trading days prior to February 24, 2017.
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
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 70,297,761 Class A units outstanding and 85,968,924 Class B units outstanding, respectively, as of February 12, 2018. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder’s holdings of OCGH units as a percentage of the 156,266,685 Oaktree Operating Group units outstanding as of February 12, 2018. The applicable unitholder’s aggregate holdings of Class A units and OCGH units represent such unitholder’s aggregate economic interest in the Oaktree Operating Group. Although holders of OCGH units are entitled, subject to vesting requirements and transfer restrictions, to exchange their OCGH units for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, such exchanges require board approval and thus holders of OCGH units are not deemed to beneficially own the equivalent number of Class A units.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent
Howard S. Marks	101,826	*	—	(2)	—	15,791,856	10.1%
Bruce A. Karsh	101,826	*	—	(2)	—	16,253,472	10.4
Jay S. Wintrob	99,079	*	—		—	225,000	*
John B. Frank	41,667	*	—		—	1,952,672	1.2
Daniel D. Levin	77,006	*	—		—	—	—
Sheldon M. Stone	101,009	*	—		—	8,966,757	5.7
Todd E. Molz	96,665	*	—		—	190,884	*
Robert E. Denham	24,672	*	—		—	—	—
Steven J. Gilbert	2,668	*	—		—	—	—
Larry W. Keele	58,655	*	—		—	2,731,568	1.7
D. Richard Masson	110,912	*	—		—	2,682,424	1.7
Wayne G. Pierson (3)	6,481	*	—		—	—	—
Marna C. Whittington	16,822	*	—		—	—	—
All executive officers and directors as a group (14 persons)	871,343	*	—		—	48,794,633	31.2
5% Unitholders
FMR LLC (4)	3,388,270	5.4%	—		—	—	—
Capital World Investors (5)	3,335,000	5.3
Oaktree Capital Group Holdings, L.P.	13,000	*	85,968,924		100%	—	—

*	Represents less than 1%.

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

(2)
Excludes 13,000 Class A units and 85,968,924 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

(3)
Excludes 7,251,607 OCGH units held by Acorn Investors, LLC, which Mr. Pierson may be deemed to beneficially own. Mr. Pierson is the President of Acorn Investors, LLC and disclaims beneficial ownership of the Class A and OCGH units held by that entity.

(4)
Reflects Class A units beneficially owned as of December 31, 2017 by FMR LLC based on a Schedule 13G filed by FMR LLC on February 13, 2018. The Schedule 13G includes 3,338,270 Class A units beneficially owned by Abigail Johnson and Fidelity Management & Research Company (together with FMR LLC and Abigail Johnson, “Fidelity”), a wholly owned subsidiary of FMR LLC, in its capacity as investment adviser to various registered investment companies (the “Fidelity funds”). The Schedule 13G states that members of the Johnson family, including Abigail, through their ownership of FMR LLC voting common stock and the execution of a shareholders’ voting agreement, may be deemed a controlling group with respect to FMR LLC. The Schedule 13G also states that neither FMR LLC nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Fidelity funds’ boards of trustees pursuant to established guidelines. The address of Fidelity is 245 Summer Street, Boston, Massachusetts 02210.

(5)
Reflects Class A units beneficially owned as of December 29, 2017 by Capital World Investors, a division of Capital Research and Management Company, based on a Schedule 13G filed by Capital World Investors on February 14, 2018. The address of Capital World Investors is 333 South Hope Street, Los Angeles, California 90071.

Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,426,213	—	11,792,338
Equity compensation plans not approved by security holders	—	—	—
Total (3)	11,426,213	—	11,792,338

(1)
Reflects the aggregate number of OCGH units, Class A units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2017. Please see note 14 to our consolidated financial statements included elsewhere in this annual report for additional information.

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

(3)
As of December 31, 2017, 4,929,054 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan.

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
Tax Receivable Agreement
As described above, subject to certain restrictions, including the approval of our board of directors, each OCGH unitholder has the right to (or may be required to) exchange his or her OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. Our Intermediate Holding Companies will deliver, at the option of our board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in exchange for the applicable OCGH unitholder’s OCGH units pursuant to the exchange agreement. These exchanges, including our purchase of Oaktree Operating Group units in connection with the 2007 Private Offering and in connection with our initial public offering in April 2012 and subsequent follow-on offerings, resulted in, and are expected to result in, increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. These increases in tax basis have increased and will increase (for tax purposes) depreciation and amortization deductions and reduce gain on sales of assets, and therefore reduce the taxes of two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc.
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

If Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. does not have taxable income, they are not required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized. We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group, the payments that we may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that remaining payments under the tax receivable agreement (“TRA payments”) in connection with the 2007 Private Offering, our initial public offering in 2012 and our subsequent follow-on offerings will aggregate to $17.3 million over the period ending approximately in 2029, $36.8 million over the period ending approximately in 2034, $51.1 million over the period ending approximately in 2035, $38.6 million over the period ending approximately in 2036, $32.5 million over the period ending approximately in 2037, and $34.3 million over the period ending approximately in 2040, respectively. We have begun to make payments in respect of the 2007 Private Offering, our initial public offering, and our 2013, 2014 and 2015 follow-on offerings. During the year ended December 31, 2017, we made TRA payments in respect of the year ended December 31, 2016 of $4,397,744, $4,208,537, $2,139,654, $773,030, $322,340, $222,462, and $263,793 to Howard Marks, our Co-Chairman and a director; Bruce Karsh, our Co-Chairman, Chief Investment Officer and a director; Sheldon Stone, a principal and a director; D. Richard Masson, a director; John Frank, our Vice Chairman and a director; David Kirchheimer, our former Chief Financial Officer, a former principal and a former director; and Larry Keele, a director and a former principal, respectively. We have not yet begun to make TRA payments in respect of the February 2018 follow-on offering. In addition, we expect that future TRA payments in connection with the 2007 Private Offering, our initial public offering and the May 2013, March 2014, March 2015 and February 2018 follow-on offerings to Messrs. Marks, Karsh, Stone, Masson, Frank, Kirchheimer, Keele and Todd Molz, our General Counsel and Chief Administrative Officer, will be approximately $47.6 million, $44.7 million, $23.1 million, $7.5 million, $3.5 million, $2.5 million, $3.5 million and $0.3 million, respectively. Future payments under the tax receivable agreement in respect of subsequent exchanges of OCGH units would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon OCGH unitholders’ continued ownership of interests in OCGH.
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
Each of the Oaktree Operating Group partnerships has an identical number of units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a unit in each of the Oaktree Operating Group partnerships. As of February 12, 2018, there were 156,266,685 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including the Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
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
Oaktree Capital Group Holdings, L.P. Units
OCGH unitholders hold OCGH units. OCGH, in turn, holds an equivalent number of Oaktree Operating Group units. The units in OCGH held by the OCGH unitholders as of February 12, 2018 have vesting provisions. Upon expiration of the vesting period, OCGH unitholders may, subject to certain restrictions, sell their OCGH units or exchange their OCGH units into, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing and, subsequently, sell any such Class A units received. OCGH and our board of directors may limit the number of OCGH units that may be exchanged after expiration of the relevant vesting period, based on such factors as they deem appropriate, including the market’s ability to absorb sales of the exchanged Class A units. In addition, the general partner of OCGH may at its sole discretion cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder. As of the date of this annual report, sales of Class A units by our employees may only be effected during “open periods” authorized by us. The amount of OCGH units vesting will vary year to year, sometimes materially, but as of February 12, 2018, OCGH units due to vest after 2018 represented approximately 1.1% of the total outstanding number of Oaktree Operating Group units.
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
Aircraft Use
We lease from Mr. Karsh an aircraft owned personally by him on a non-exclusive basis, pursuant to which he may use the plane for both Company-related travel and personal travel. During the year ended December 31, 2017, we paid Mr. Karsh $876,633 in connection with our use of his aircraft for Company-related travel under this lease agreement. Please see “Item 11. Executive Compensation—All Other Compensation Supplemental Table” for a description of a payment we made to Mr. Karsh for his personal travel under this lease agreement.
Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in our funds. These investment opportunities are available to all of our professionals who we have determined have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in our funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2017, we managed approximately $592 million of AUM invested by our directors, executive officers and certain current and former employees in our funds. During the year ended December 31, 2017, the following directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to our funds and are expected to continue to contribute capital in our funds from time to time: Mr. Frank contributed an aggregate of $1,002,911; Mr. Karsh and an organization affiliated with Mr. Karsh contributed an aggregate of $4,842,999; Mr. Keele contributed an aggregate of $225,667; Mr. Kirchheimer contributed an aggregate of $2,303,376; Mr. Marks contributed an aggregate of $3,750,000; Mr. Stone contributed an aggregate of $4,948,107; Mr. Masson contributed an aggregate of $255,055; and Mr. Wintrob contributed an aggregate of $847,740, respectively. During the year ended December 31, 2017, the following directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from our funds as a result of their invested capital: Mr. Frank received $1,386,691; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $5,145,709; Mr. Keele received $874,387; Mr. Kirchheimer received $3,424,328; Mr. Marks received $5,127,959; Mr. Masson received $618,417; Mr. Stone received $8,456,531; Ms. Whittington received $145,483; Mr. Denham received $132,437 and Mr. Wintrob received $702,635 from our funds, respectively.
Offsets to Distributions in Respect of OCGH Units
Pursuant to an agreement between Mr. Marks and Oaktree Capital Management (UK) LLP, a subsidiary of ours in the United Kingdom, we provide £153,500 ($207,124 based on the average exchange rate for the 24-hour period ending December 31, 2017 as reported by www.oanda.com) per year to Mr. Marks, which is offset by distributions in respect of OCGH units to which Mr. Marks is entitled. In accordance with ASC Topic 718, the payment of future distributions in respect of OCGH units is factored into the grant date fair value of the OCGH units (which value is used for determining the compensation expense for such units under ASC Topic 718) and any distributions made with respect to such units are therefore not treated as an additional compensation expense by such subsidiary in the year in which such distributions are paid.
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
Director Independence
Because our senior executives hold more than 50% of our voting power, we are a “controlled company” as defined in the NYSE corporate governance standards. Accordingly, we have elected not to comply with certain NYSE corporate governance standards, including the requirements that a majority of our board of directors consist of independent directors and that we have a compensation committee and a nominating/corporate governance committee with written charters addressing the committee’s purpose and responsibilities that are composed entirely of independent directors.
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

Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31,
	2017		2016
	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands, except where noted)
Audit fees (1)	$3,704	$605	$3,434	$444
Audit-related fees (2)	326	56	300	—
Tax fees (3)	6,412	470	4,886	210
Other fees (4)	—	—	120	—

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

(2)	Audit-related fees include fees associated with examinations of operating controls at our investment adviser, accounting consultations, and attestation services not required by statute or regulation.

(3)
Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2017 include $2,783 for tax compliance services and $4,099 for tax advisory services. Tax fees in 2016 include $3,363 for tax compliance services and $1,733 for tax advisory services.

(4)	Other fees consist of fees related to advice and assistance regarding European statutory regulatory reporting and capital requirements.
In accordance with our audit committee charter, the audit committee is required to approve, in advance, all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the Audit, Audit-related and Tax categories above were approved by the audit committee. Of the total aggregate fees in 2016, less than 0.1% were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. No amounts were approved pursuant to the de minimis exception in 2017. Our audit committee charter is available on our website at www.oaktreecapital.com under the “Unitholders—Investor Relations” section.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2018

Oaktree Capital Group, LLC
By:	/s/ Susan Gentile
Name:	Susan Gentile

Title:	Chief Accounting Officer and Managing Director and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 23rd day of February 2018:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director and Co-Chairman
/s/ Bruce A. Karsh
Bruce A. Karsh	Director, Co-Chairman and Chief Investment Officer
/s/ Jay S. Wintrob
Jay S. Wintrob	Director and Chief Executive Officer (Principal Executive Officer)
/s/ John B. Frank
John B. Frank	Director and Vice Chairman
/s/ Daniel D. Levin
Daniel D. Levin	Chief Financial Officer (Principal Financial Officer)
/s/ Susan Gentile
Susan Gentile	Chief Accounting Officer and Managing Director (Principal Accounting Officer)
/s/ Sheldon M. Stone
Sheldon M. Stone	Director and Principal
/s/ Robert E. Denham
Robert E. Denham	Director
/s/ Steven J. Gilbert
Steven J. Gilbert	Director
/s/ Larry W. Keele
Larry W. Keele	Director
/s/ D. Richard Masson
D. Richard Masson	Director
/s/ Wayne G. Pierson
Wayne G. Pierson	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

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

4.3	Form of 3.91% Senior Notes, Series A, due September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.4	Form of 4.01% Senior Notes, Series B, due September 3, 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.5	Form of 4.21% Senior Notes, Series C, due September 3, 2029 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.6
Note and Guaranty Agreement, dated as of July 12, 2016, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).

4.7	Form of 3.69% Senior Notes due July 12, 2031 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).

4.8
Note and Guaranty Agreement, dated as of November 16, 2017, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2017).

4.9	Form of 3.78% Senior Notes due December 18, 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2017).

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

10.9.3
Third Amendment, dated as of November 14, 2017, to the March 31, 2014 Credit Agreement, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders. †

10.10
Form of Indemnification Agreement by and between Oaktree Capital Management, L.P. and the director or officer named therein (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 20, 2011).

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

10.20*
Third Amended and Restated Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan by and among Oaktree Capital Group Holdings, L.P., Oaktree Capital Group Holdings GP, LLC and Jay S. Wintrob dated February 20, 2018. †

10.21*
Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.22*	Form of Oaktree Capital Group, LLC 2017 Class A Restricted Unit Award Agreement. †

10.23*
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

10.26*
Summaries of compensation for Daniel D. Levin, John B. Frank and Todd E. Molz (incorporated by reference to sections C, E and F, respectively, under “Executive Compensation—Compensation Discussion and Analysis—Compensation of the Individual NEOs” on pages 202-203 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.