Form 10-Q
period 2018-03-31
Oaktree Capital Group, LLC
filed 2018-05-04
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of April 30, 2018, there were 71,178,664 Class A units and 86,007,356 Class B units of the registrant outstanding.

1

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general political, economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (“annual report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2018, which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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
“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments, and our pro-rata portion of AUM managed by DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”) in which we hold a minority ownership interest. For our collateralized loan obligation vehicles (“CLOs”), AUM represents the aggregate par value of collateral assets and principal cash, for our publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash, and for DoubleLine funds, NAV. Our AUM amounts include AUM for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics described below may not be directly comparable to the AUM metrics of other investment managers.

•
“management fee-generating assets under management,” or “management fee-generating AUM,” is a forward-looking metric and generally reflects the beginning AUM on which we will earn management fees in the following quarter, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures—Assets Under Management—Management Fee-generating Assets Under Management.”

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
“Relevant Benchmark” refers, with respect to:

•	our U.S. High Yield Bond product, to the Citigroup U.S. High Yield Cash-Pay Capped Index;

•
our Global High Yield Bond product, to an Oaktree custom global high yield index that represents 60% ICE BofAML High Yield Master II Constrained Index and 40% ICE BofAML Global Non-Financial High Yield European Issuers 3% Constrained, ex-Russia Index – USD Hedged from inception through December 31, 2012, and the ICE BofAML Non-Financial Developed Markets High Yield Constrained Index – USD Hedged thereafter;

•	our European High Yield Bond product, to the ICE BofAML Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index (USD Hedged);

•	our U.S. Senior Loan product (with the exception of the closed-end funds), to the Credit Suisse Leveraged Loan Index;

•	our European Senior Loan product, to the Credit Suisse Western European Leveraged Loan Index (EUR Hedged);

•
our U.S. Convertible Securities product, to an Oaktree custom convertible index that represents the Credit Suisse Convertible Securities Index from inception through December 31, 1999, the Goldman Sachs/Bloomberg Convertible 100 Index from January 1, 2000 through June 30, 2004, and the ICE BofAML All U.S. Convertibles Index thereafter;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2018	December 31, 2017
Assets
Cash and cash-equivalents	$634,691	$481,631
U.S. Treasury and other securities	229,274	176,602
Corporate investments (includes $56,377 and $50,778 measured at fair value as of March 31, 2018 and December 31, 2017, respectively)	1,002,201	1,009,631
Due from affiliates	153,425	223,224
Deferred tax assets	243,241	202,460
Other assets	562,633	564,529
Assets of consolidated funds:
Cash and cash-equivalents	414,640	477,834
Investments, at fair value	5,717,648	5,660,540
Dividends and interest receivable	22,156	21,144
Due from brokers	62,911	54,289
Receivable for securities sold	78,147	141,582
Derivative assets, at fair value	346	731
Other assets	1,408	599
Total assets	$9,122,721	$9,014,796
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$201,806	$274,984
Accounts payable, accrued expenses and other liabilities	173,855	158,716
Due to affiliates	211,736	177,873
Debt obligations	745,546	746,274
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	20,257	18,111
Payables for securities purchased	590,154	580,906
Securities sold short, at fair value	69,808	86,467
Derivative liabilities, at fair value	2,191	953
Distributions payable	6,625	7,354
Borrowings under credit facilities	862,934	862,401
Debt obligations of CLOs	3,318,869	3,219,592
Total liabilities	6,203,781	6,133,631
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	861,864	860,548
Unitholders’ capital:
Class A units, no par value, unlimited units authorized, 71,171,509 and 65,310,226 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Class B units, no par value, unlimited units authorized, 86,007,356 and 90,975,687 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Paid-in capital	866,576	788,413
Retained earnings	99,789	80,128
Accumulated other comprehensive income	357	443
Class A unitholders’ capital	966,722	868,984
Non-controlling interests in consolidated subsidiaries	1,079,586	1,121,237
Non-controlling interests in consolidated funds	10,768	30,396
Total unitholders’ capital	2,057,076	2,020,617
Total liabilities and unitholders’ capital	$9,122,721	$9,014,796

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Management fees	$185,415	$180,928
Incentive income	151,906	108,657
Total revenues	337,321	289,585
Expenses:
Compensation and benefits	(108,754)	(104,487)
Equity-based compensation	(14,621)	(14,953)
Incentive income compensation	(84,815)	(34,608)
Total compensation and benefits expense	(208,190)	(154,048)
General and administrative	(32,964)	(32,219)
Depreciation and amortization	(6,402)	(3,824)
Consolidated fund expenses	(3,480)	(2,471)
Total expenses	(251,036)	(192,562)
Other income (loss):
Interest expense	(40,579)	(48,770)
Interest and dividend income	62,619	47,960
Net realized gain (loss) on consolidated funds’ investments	14,599	(1,872)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(14,386)	24,678
Investment income	34,563	50,451
Other income, net	697	4,663
Total other income	57,513	77,110
Income before income taxes	143,798	174,133
Income taxes	(6,397)	(12,302)
Net income	137,401	161,831
Less:
Net income attributable to non-controlling interests in consolidated funds	(10,725)	(9,692)
Net income attributable to non-controlling interests in consolidated subsidiaries	(73,944)	(97,224)
Net income attributable to Oaktree Capital Group, LLC	$52,732	$54,915
Distributions declared per Class A unit	$0.76	$0.63
Net income per unit (basic and diluted):
Net income per Class A unit	$0.78	$0.87
Weighted average number of Class A units outstanding	67,918	63,022

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

Three Months Ended March 31, 2018	Oaktree Capital Group, LLC	Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total
Net income	$52,732	$73,944	$10,725	$137,401
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(86)	(133)	—	(219)
Other comprehensive loss, net of tax	(86)	(133)	—	(219)
Total comprehensive income	52,646	73,811	10,725	137,182
Less: Comprehensive income attributable to non-controlling interests	—	(73,811)	(10,725)	(84,536)
Comprehensive income attributable to Oaktree Capital Group, LLC	$52,646	$—	$—	$52,646
Three Months Ended March 31, 2017
Net income	$54,915	$97,224	$9,692	$161,831
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,897)	(2,760)	—	(4,657)
Unrealized gain on interest-rate swap designated as cash-flow hedge	24	36	—	60
Other comprehensive loss, net of tax	(1,873)	(2,724)	—	(4,597)
Total comprehensive income	53,042	94,500	9,692	157,234
Less: Comprehensive income attributable to non-controlling interests	—	(94,500)	(9,692)	(104,192)
Comprehensive income attributable to Oaktree Capital Group, LLC	$53,042	$—	$—	$53,042

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$137,401	$161,831
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adoption of revenue recognition standard	48,709	—
Investment income	(34,563)	(50,451)
Depreciation and amortization	6,402	3,824
Equity-based compensation	14,621	14,953
Net realized and unrealized (gain) loss from consolidated funds’ investments	(213)	(22,806)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(838)	(413)
Income distributions from corporate investments in funds and companies	60,794	44,465
Other non-cash items	139	517
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in other assets	(6,298)	1,325
Increase in net due to affiliates	69,374	69,025
Decrease in accrued compensation expense	(73,603)	(132,186)
Increase in accounts payable, accrued expenses and other liabilities	51	6,148
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(826)	(631)
(Increase) decrease in due from brokers	(8,622)	48,895
(Increase) decrease in receivables for securities sold	65,327	(104,540)
Increase in other assets	(809)	(78)
Increase in accounts payable, accrued expenses and other liabilities	1,985	6,246
Increase in payables for securities purchased	833	332,907
Purchases of securities	(1,147,150)	(1,537,496)
Proceeds from maturities and sales of securities	1,015,016	912,891
Net cash provided by (used in) operating activities	147,730	(245,574)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(142,163)	(220,035)
Proceeds from maturities and sales of U.S. Treasury and other securities	89,654	380,741
Corporate investments in funds and companies	(76,149)	(8,150)
Distributions and proceeds from corporate investments in funds and companies	209,006	79,998
Purchases of fixed assets	(205)	(4,250)
Net cash provided by investing activities	80,143	228,304

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of Class A units	$219,750	$—
Purchase of OCGH units	(219,525)	—
Repurchase and cancellation of units	(10,453)	(9,689)
Distributions to Class A unitholders	(53,426)	(39,785)
Distributions to OCGH unitholders	(73,933)	(72,376)
Distributions to non-controlling interests	(1,240)	(1,174)
Payment of debt issuance costs	(2,235)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	59,745	34,786
Distributions to non-controlling interests	(93,323)	(9,762)
Proceeds from debt obligations issued by CLOs	505,480	412,500
Payment of debt issuance costs	(899)	—
Repayment on debt obligations issued by CLOs	(455,691)	(412,500)
Borrowings on credit facilities	—	91,500
Repayments on credit facilities	—	(8,251)
Net cash used in financing activities	(125,750)	(14,751)
Effect of exchange rate changes on cash	58	(3,168)
Net increase (decrease) in cash and cash-equivalents	102,181	(35,189)
Deconsolidation of funds	(12,315)	—
Cash and cash-equivalents, beginning balance	959,465	959,200
Cash and cash-equivalents, ending balance	$1,049,331	$924,011

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$634,691	$362,889
Cash and cash-equivalents – Consolidated Funds	414,640	561,122
Total cash and cash-equivalents	$1,049,331	$924,011

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC					Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2017	65,310	90,976	$788,413	$80,128	$443	$1,121,237	$30,396	$2,020,617
Activity for the three months ended March 31, 2018:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	20,355	—	28,354	—	48,709
Issuance of units	6,143	114	219,750	—	—	—	—	219,750
Cancellation of units associated with forfeitures	(81)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(200)	(5,083)	(227,424)	—	—	(2,554)	—	(229,978)
Deferred tax effect resulting from the purchase of OCGH units	—	—	6,051	—	—	—	—	6,051
Equity reallocation between controlling and non-controlling interests	—	—	73,830	—	—	(73,830)	—	—
Capital increase related to equity-based compensation	—	—	5,956	—	—	7,741	—	13,697
Distributions declared	—	—	—	(53,426)	—	(75,173)	(19,800)	(148,399)
Net income	—	—	—	52,732	—	73,944	172	126,848
Foreign currency translation adjustment, net of tax	—	—	—	—	(86)	(133)	—	(219)
Unitholders’ capital as of March 31, 2018	71,172	86,007	$866,576	$99,789	$357	$1,079,586	$10,768	$2,057,076

Unitholders’ capital as of December 31, 2016	63,032	91,758	$749,618	$54,494	$1,793	$1,050,319	$28,947	$1,885,171
Activity for the three months ended March 31, 2017:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(352)	352	—	—	—	—
Issuance of units	1,333	21	—	—	—	—	—	—
Cancellation of units	—	(140)	—	—	—	—	—	—
Repurchase and cancellation of units	(180)	(71)	(7,186)	—	—	(2,503)	—	(9,689)
Equity reallocation between controlling and non-controlling interests	—	—	12,061	—	—	(12,061)	—	—
Capital increase related to equity-based compensation	—	—	5,571	—	—	8,102	—	13,673
Distributions declared	—	—	—	(39,785)	—	(73,550)	(589)	(113,924)
Net income	—	—	—	54,915	—	97,224	689	152,828
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,897)	(2,760)	—	(4,657)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	24	36	—	60
Unitholders’ capital as of March 31, 2017	64,185	91,568	$759,712	$69,976	$(80)	$1,064,807	$29,047	$1,923,462

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts, collateralized loan obligation vehicles (“CLOs”) and publicly-traded business development companies (“BDCs”). Commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner. CLOs are structured finance vehicles in which the Company typically makes an investment and for which it serves as collateral manager.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. Certain of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established by GAAP. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2018.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
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
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective Oaktree funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. The Company does not consolidate most of the Oaktree funds because it is not the primary beneficiary of those funds due to the fact that its fee arrangements are considered at-market and thus not deemed to be variable interests, and it does not hold any other interests in those funds that are considered to be more than insignificant. Please see note 5 for more information regarding both consolidated and unconsolidated VIEs. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model.
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
March 31, 2018
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
Non-controlling Interests in Consolidated Subsidiaries
Non-controlling interests in consolidated subsidiaries reflect the portion of unitholders’ capital attributable to OCGH unitholders (“OCGH non-controlling interest”) and third parties. All non-controlling interests in consolidated subsidiaries are attributed a share of income or loss in the respective consolidated subsidiary based on the relative economic interests of the OCGH unitholders or third parties after consideration of contractual arrangements that govern allocations of income or loss. Please see note 13 for more information.
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
March 31, 2018
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
March 31, 2018
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
The Company has elected the fair value option for the financial assets and financial liabilities of its consolidated CLOs. The assets and liabilities of CLOs are primarily reflected within the investments, at fair value and within the debt obligations of CLOs line items in the condensed consolidated statements of financial condition. The Company’s accounting for CLO assets is similar to its accounting for its funds with respect to both carrying investments held by CLOs at fair value and the valuation methods used to determine the fair value of those investments. The fair value of CLO liabilities are measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Realized gains or losses and changes in the fair value of CLO assets, respectively, are included in net realized gain on consolidated funds’ investments and net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Interest income of CLOs is included in interest and dividend income, and interest expense and other expenses, respectively, are included in interest expense and consolidated fund expenses in the condensed consolidated statements of operations. Changes in the fair value of a CLO’s financial liabilities in accordance with the CLO measurement guidance are included in net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations. Please see notes 7 and 11 for more information.
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
March 31, 2018
($ in thousands, except where noted)

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
March 31, 2018
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
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments add to or clarify guidance on a number of cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity-method investees and beneficial interests in securitization transactions. The Company adopted this guidance in the first quarter of 2018 on a retrospective basis. The impact of adoption was not material to the Company’s consolidated financial statements.
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company expects to adopt the guidance in the first quarter of 2019 under the modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company does not expect that adoption will have a material impact on the consolidated statements of operations because all of the Company’s leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a significant gross-up in total assets and total liabilities on the consolidated statements of financial position. As of March 31, 2018, the Company’s minimum lease payments under lease obligations aggregated $155.0 million.
In May 2014, the FASB issued guidance on revenue recognition that superseded most existing revenue recognition guidance, including industry-specific guidance. The guidance outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, and provides a largely principles-based framework for addressing revenue recognition issues on a comprehensive basis. Under the guidance, revenue is recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration for which the entity expects to be entitled for that good or service. The guidance also requires qualitative and quantitative disclosures about revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts, significant judgments and changes in those judgments made by management in recognizing revenue, disaggregation of revenue, and information about contract balances.  The Company adopted this guidance in the first quarter of 2018 on a modified retrospective basis.  The most significant effect of the guidance for the Company relates to the recognition of incentive income.  The guidance requires the Company to recognize incentive income when it concludes that it is probable that significant reversals of revenue will not occur in subsequent periods.  Under legacy GAAP, the amount of incentive income recognized by the Company was generally limited to the amount not contingent on a future event. Upon adoption, the Company recorded a cumulative-effect increase to unitholders’ capital of $48.7 million, net of tax, as of January 1, 2018. This adjustment relates to incentive income that would have met the “probable that significant reversal will not occur” criteria as of that date. In addition, effective January 1, 2018, certain reimbursements received by the Company from the investment funds it manages are reported as revenues on a gross basis with an equal offset to expenses in the consolidated statements of operations. Please see note 4 for more information on revenues.
3. ACQUISITIONS
On October 17, 2017, the Company completed a transaction in which it became the new investment adviser to two business development companies (the “BDCs”): Oaktree Specialty Lending Corporation (NASDAQ: OCSL) and Oaktree Strategic Income Corporation (NASDAQ: OCSI). Upon the closing of the transaction (the “BDC acquisition”), the Company paid $320.0 million in cash to Fifth Street Management LLC (“FSM”), net of certain transaction-related expenses, for all of FSM’s right, title and interest in specified business records related to FSM’s then-existing investment advisory agreements with each BDC. The transaction was accounted for as an asset acquisition. The net purchase price was $319.4 million, consisting of the $320.0 million cash payment, net of certain transaction-related expenses and reimbursements received from the seller. Of the purchase price, $319.4 million was allocated to finite-lived contractual rights, $56.2 million to indemnification assets and $56.2 million to contingent liabilities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

4. REVENUES
On January 1, 2018, the Company adopted the new revenue recognition standard on a modified retrospective basis. As a result, prior period amounts continue to be reported under historic GAAP. Upon adoption, the Company recorded a cumulative-effect increase to unitholders’ capital as of January 1, 2018 of $48.7 million, net of tax. This adjustment relates to incentive income that would have met the “probable that significant reversal will not occur” criteria as of January 1, 2018 under the new revenue standard.
Revenue Recognition
The Company earns management fees and incentive income from the investment advisory services it provides to its customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company typically enters into contracts with investment funds to provide investment management and administrative services. These services are generally capable of being distinct and each is accounted for as separate performance obligations comprised of distinct service periods because the services are performed over time. The Company determined that for accounting purposes the investment funds are generally considered to be the customers with respect to commingled funds, while the individual investors are the customers with respect to separate account and fund-of-one vehicles. The Company receives management fees and/or incentive income with respect to its investment management services, and it is reimbursed by the funds for expenses incurred or paid on behalf of the funds with respect to its investment advisory services and its administrative services. The Company evaluates whether it is the principal (i.e., report as management fees on a gross basis) or agent (i.e., report as management fees on a net basis) with respect to each performance obligation and associated reimbursement arrangements. The Company has elected to apply the variable consideration exemption for its fee arrangements with its customers.
Management Fees
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits that are satisfied over time. The contractual terms of management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. Certain closed-end funds pay management fees during the investment period based on drawn capital or cost basis. Additionally, for closed-end funds that pay management fees based on committed capital, the Company may elect to delay the start of the fund’s investment period and thus its full management fees, in which case it earns management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until the Company elects to start the fund’s investment period. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the publicly-traded BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash. In the case of certain open-end fund accounts, the Company has the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. The Company also earns quarterly incentive fees on the investment income from certain evergreen funds, such as the publicly-traded BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
The ultimate amount of management fees that will be earned over the life of the contract is subject to a large number and broad range of possible outcomes due to market volatility and other factors outside of the Company’s control. However, the amount of revenue earned in any given period is generally determined at the end of each reporting period and relates to services performed during that period. The impact on management fees as a result of applying the new revenue standard was an increase of $4.2 million for the three months ended March 31, 2018. This amount relates to the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Such costs are presented in compensation and benefits and general and administrative expenses.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. Incentive income is recognized when it is probable that a significant reversal will not occur. Revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Potential incentive income is highly susceptible to market volatility, the judgment and actions of third parties, and other factors outside of the Company’s control. The Company’s experience has demonstrated little predictive value in the amount of potential incentive income ultimately earned due to the highly uncertain nature of returns inherent in the markets and contingencies associated with many realization events. As a result, the amount of incentive income recognized in any given period is generally determined after giving consideration to a number of factors, including whether the fund is in its investment or liquidation period, and the nature and level of risk associated with changes in fair value of the remaining assets in the fund. In general, it would be unlikely that any amount of potential incentive income would be recognized until (a) the uncertainty is resolved or (b) the fund is near final liquidation, assets are under contract for sale or are of low risk of significant fluctuation in fair value, and the assets are significantly in excess of the threshold at which incentive income would be earned. The impact on incentive income as a result of applying the new revenue standard was a decrease of $47.0 million for the three months ended March 31, 2018.
Incentives received by Oaktree before the revenue recognition criteria have been met are deferred and recorded as a deferred incentive income liability within accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. The Company may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same recognition criteria. Tax distributions are contractually not subject to clawback.
The following schedule presents revenues disaggregated by fund structure, each of which is affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem:

	Three Months Ended March 31,
	2018	2017
Management Fees
Closed-end	$123,387	$127,721
Open-end	37,552	39,945
Evergreen	24,476	13,262
Total	$185,415	$180,928

Incentive Income
Closed-end	$151,906	$108,657

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

Contract Balances
The Company receives management fees monthly or quarterly in accordance with its contracts with customers. Incentive income is received when the fund makes a distribution. Contract assets relate to the Company’s conditional right to receive payment for its performance completed under the contract. Receivables are recorded when the right to consideration becomes unconditional (i.e., only requires the passage of time). Contract liabilities (i.e., deferred revenues) relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenues when the Company provides investment management services.
The table below sets forth contract balances for the periods indicated:

	As of
	March 31, 2018	December 31, 2017

Receivables (1)	$62,265	$98,738
Contract assets (1)	24,000	54,221
Contract liabilities (2)	(23,592)	(25,297)

(1)	The decline in balances was primarily related to payments received, net of accruals.

(2)	Revenue recognized in the three months ended March 31, 2018 from amounts included in the contract liability balance as of December 31, 2017 was $17.9 million.
5. VARIABLE INTEREST ENTITIES
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
Consolidated VIEs
As of March 31, 2018, the Company consolidated 20 VIEs for which it was the primary beneficiary, including 11 funds managed by Oaktree, eight CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. One of the CLOs had not priced as of March 31, 2018. As of December 31, 2017, the Company consolidated 21 VIEs.
As of March 31, 2018, the assets and liabilities of the 19 consolidated VIEs representing funds and CLOs amounted to $6.0 billion and $4.7 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of March 31, 2018, the Company’s investments in consolidated VIEs had a carrying value of $485.1 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 11 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	March 31, 2018	December 31, 2017

Corporate investments	$911,132	$930,699
Due from affiliates	87,482	160,257
Maximum exposure to loss	$998,614	$1,090,956
6. INVESTMENTS
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

Corporate investments consisted of the following:

	As of
Corporate Investments	March 31, 2018	December 31, 2017

Equity-method investments:
Funds	$910,479	$916,559
Companies	35,345	42,294
Other investments, at fair value	56,377	50,778
Total corporate investments	$1,002,201	$1,009,631
The components of investment income are set forth below:

	Three Months Ended March 31,
Investment Income	2018	2017

Equity-method investments:
Funds	$27,266	$32,921
Companies	18,138	15,894
Other investments, at fair value	(10,841)	1,636
Total investment income	$34,563	$50,451
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of or for the year ended December 31, 2017, no individual equity-method investment met the significance criteria. As a result, separate financial statements were not required for any of the Company’s equity-method investments.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below.

	As of
Statements of Financial Condition	March 31, 2018	December 31, 2017
Assets:
Cash and cash-equivalents	$2,495,772	$2,654,311
Investments, at fair value	41,915,841	41,754,054
Other assets	2,051,923	2,116,751
Total assets	$46,463,536	$46,525,116
Liabilities and Capital:
Debt obligations	$8,064,952	$8,393,314
Other liabilities	2,184,074	2,264,579
Total liabilities	10,249,026	10,657,893
Total capital	36,214,510	35,867,223
Total liabilities and capital	$46,463,536	$46,525,116

	Three Months Ended March 31,
Statements of Operations	2018	2017
Revenues / investment income	$477,491	$520,610
Interest expense	(67,230)	(47,014)
Other expenses	(201,436)	(211,158)
Net realized and unrealized gain on investments	530,361	924,551
Net income	$739,186	$1,186,989
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three Months Ended March 31,
	2018	2017

Realized gain (loss)	$796	$1,496
Net change in unrealized gain (loss)	(11,637)	140
Total gain (loss)	$(10,841)	$1,636

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
United States:
Debt securities:
Consumer discretionary	$796,820	$796,681	13.9%	14.0%
Consumer staples	114,094	100,863	2.0	1.8
Energy	126,046	106,414	2.2	1.9
Financials	153,572	161,807	2.7	2.9
Government	1,534	3,033	0.0	0.1
Health care	400,027	416,779	7.0	7.4
Industrials	415,020	441,440	7.3	7.8
Information technology	474,554	431,010	8.3	7.6
Materials	364,346	384,310	6.4	6.8
Real estate	131,746	146,836	2.3	2.6
Telecommunication services	161,496	178,984	2.8	3.2
Utilities	95,167	117,805	1.7	2.1
Total debt securities (cost: $3,210,058 and $3,284,346 as of March 31, 2018 and December 31, 2017, respectively)	3,234,422	3,285,962	56.6	58.2
Equity securities:
Consumer discretionary	1,397	1,778	0.1	0.0
Energy	554	649	0.0	0.0
Financials	725	3,061	0.0	0.1
Health care	1,364	527	0.0	0.0
Industrials	175	316	0.0	0.0
Telecommunication services	—	305	—	0.0
Utilities	1,107	1,192	0.0	0.0
Total equity securities (cost: $6,199 and $8,102 as of March 31, 2018 and December 31, 2017, respectively)	5,322	7,828	0.1	0.1
Real estate:
Real estate	—	121,588	—	2.1
Total real estate securities (cost: $0 and $121,582 as of March 31, 2018 and December 31, 2017, respectively)	—	121,588	—	2.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Europe:
Debt securities:
Consumer discretionary	$659,689	$573,270	11.5%	10.1%
Consumer staples	155,063	121,636	2.7	2.1
Energy	8,919	5,929	0.2	0.1
Financials	40,008	40,130	0.7	0.7
Health care	368,119	333,693	6.4	5.9
Industrials	194,467	163,972	3.4	2.9
Information technology	121,296	95,409	2.1	1.7
Materials	279,123	267,252	4.9	4.7
Real estate	13,562	12,528	0.2	0.2
Telecommunication services	285,254	278,358	5.0	4.9
Utilities	3,014	8,949	0.1	0.2
Total debt securities (cost: $2,130,240 and $1,894,727 as of March 31, 2018 and December 31, 2017, respectively)	2,128,514	1,901,126	37.2	33.5
Equity securities:
Consumer staples	1,057	1,449	0.0	0.0
Energy	4,377	3,827	0.1	0.1
Financials	5,536	7,410	0.1	0.1
Health care	858	601	0.0	0.0
Materials	1,089	1,622	0.0	0.0
Total equity securities (cost: $9,632 and $12,787 as of March 31, 2018 and December 31, 2017, respectively)	12,917	14,909	0.2	0.2
Asia and other:
Debt securities:
Consumer discretionary	16,020	30,332	0.3	0.5
Consumer staples	3,850	748	0.1	0.0
Energy	9,635	10,175	0.2	0.2
Financials	31,607	20,362	0.5	0.4
Health care	6,337	13,806	0.1	0.2
Industrials	42,317	22,935	0.7	0.4
Information technology	233	536	0.0	0.0
Materials	10,622	8,515	0.2	0.2
Real estate	6,270	6,272	0.1	0.1
Telecommunication services	15,543	8,104	0.3	0.1
Utilities	1,057	769	0.0	0.0
Total debt securities (cost: $145,078 and $124,723 as of March 31, 2018 and December 31, 2017, respectively)	143,491	122,554	2.5	2.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Asia and other:
Equity securities:
Consumer discretionary	$22,577	$29,026	0.4%	0.5%
Consumer staples	9,462	7,279	0.2	0.1
Energy	6,670	5,551	0.1	0.1
Financials	56,818	58,632	1.1	1.2
Industrials	31,445	34,019	0.6	0.7
Information technology	19,897	23,900	0.3	0.4
Materials	18,923	28,590	0.3	0.5
Real estate	17,303	15,339	0.3	0.3
Telecommunication services	2,148	1,735	0.0	0.0
Utilities	7,739	2,502	0.1	0.0
Total equity securities (cost: $189,517 and $185,164 as of March 31, 2018 and December 31, 2017, respectively)	192,982	206,573	3.4	3.8
Total debt securities	5,506,427	5,309,642	96.3	93.8
Total equity securities	211,221	229,310	3.7	4.1
Total real estate securities	—	121,588	—	2.1
Total investments, at fair value	$5,717,648	$5,660,540	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $66,783 and $82,502 as of March 31, 2018 and December 31, 2017, respectively)	$(69,808)	$(86,467)
As of March 31, 2018 and December 31, 2017, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended March 31,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$11,322	$(30,588)	$739	$3,736
CLO liabilities (1)	—	18,072	—	19,831
Foreign-currency forward contracts (2)	1,439	(711)	179	(314)
Total-return and interest-rate swaps (2)	20	(86)	(746)	1,235
Options and futures (2)	1,818	(1,073)	(2,044)	190
Total	$14,599	$(14,386)	$(1,872)	$24,678

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 8 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

7. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. Please see notes 11 and 18 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of March 31, 2018				As of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$229,274	$—	$—	$229,274	$176,602	$—	$—	$176,602
Corporate investments	—	4,255	53,095	57,350	—	1,833	50,902	52,735
Foreign-currency forward contracts (2)	—	8,659	—	8,659	—	5,020	—	5,020
Total assets	$229,274	$12,914	$53,095	$295,283	$176,602	$6,853	$50,902	$234,357

Liabilities
Contingent consideration (3)	$—	$—	$(16,203)	$(16,203)	$—	$—	$(18,778)	$(18,778)
Foreign-currency forward contracts (4)	—	(15,153)	—	(15,153)	—	(13,154)	—	(13,154)
Cross-currency swap (3)	—	(19,768)	—	(19,768)	—	(7,479)	—	(7,479)
Total liabilities	$—	$(34,921)	$(16,203)	$(51,124)	$—	$(20,633)	$(18,778)	$(39,411)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $973 and $1,957 as of March 31, 2018 and December 31, 2017, respectively, which are included within corporate investments in the condensed consolidated statements of financial condition.

There were no transfers between Level I and Level II positions for the three months ended March 31, 2018 and 2017.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended March 31,
	2018		2017
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$50,902	$(18,778)	$74,663	$(23,567)
Contributions or additions	1,293	—	156	—
Distributions	(815)	—	(3,135)	—
Net gain (loss) included in earnings	1,715	2,575	3,757	(601)
Ending balance	$53,095	$(16,203)	$75,441	$(24,168)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$919	$2,575	$2,261	$(601)
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	March 31, 2018	December 31, 2017	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$53,095	$50,902	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent consideration liability	(16,203)	(18,778)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	34%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
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

	As of March 31, 2018				As of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$4,570,896	$94,495	$4,665,391	$—	$4,340,860	$86,999	$4,427,859
Corporate debt – all other	1,158	752,477	87,401	841,036	736	805,659	75,388	881,783
Equities – common stock	206,139	34	3,703	209,876	222,439	65	3,427	225,931
Equities – preferred stock	645	89	611	1,345	3,041	338	—	3,379
Real estate	—	—	—	—	—	—	121,588	121,588
Total investments	207,942	5,323,496	186,210	5,717,648	226,216	5,146,922	287,402	5,660,540
Derivatives:
Foreign-currency forward contracts	—	227	—	227	—	590	—	590
Swaps	—	30	—	30	—	49	—	49
Options and futures	89	—	—	89	92	—	—	92
Total derivatives	89	257	—	346	92	639	—	731
Total assets	$208,031	$5,323,753	$186,210	$5,717,994	$226,308	$5,147,561	$287,402	$5,661,271

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(3,203,723)	$—	$(3,203,723)	$—	$(3,107,955)	$—	$(3,107,955)
Subordinated notes (1)	—	(115,146)	—	(115,146)	—	(111,637)	—	(111,637)
Total CLO debt obligations	—	(3,318,869)	—	(3,318,869)	—	(3,219,592)	—	(3,219,592)
Securities sold short:
Equity securities	(69,808)	—	—	(69,808)	(86,467)	—	—	(86,467)
Derivatives:
Foreign-currency forward contracts	—	(911)	—	(911)	—	(817)	—	(817)
Swaps	—	(203)	—	(203)	—	(136)	—	(136)
Options and futures	(1,077)	—	—	(1,077)	—	—	—	—
Total derivatives	(1,077)	(1,114)	—	(2,191)	—	(953)	—	(953)
Total liabilities	$(70,885)	$(3,319,983)	$—	$(3,390,868)	$(86,467)	$(3,220,545)	$—	$(3,307,012)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 11 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three Months Ended March 31, 2018
Beginning balance	$86,999	$75,388	$3,427	$—	$121,588	$287,402
Deconsolidation of funds	—	—	—	—	(121,087)	(121,087)
Transfers into Level III	25,164	607	490	—	—	26,261
Transfers out of Level III	(7,289)	(490)	(57)	—	—	(7,836)
Purchases	4,816	31,123	56	236	—	36,231
Sales	(17,472)	(19,110)	(311)	—	(501)	(37,394)
Realized gains (losses), net	328	86	—	—	—	414
Unrealized appreciation (depreciation), net	1,949	(203)	98	375	—	2,219
Ending balance	$94,495	$87,401	$3,703	$611	$—	$186,210
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,965	$(185)	$96	$375	$—	$2,251
Three Months Ended March 31, 2017
Beginning balance	$208,868	$28,793	$6,693	$—	$—	$244,354
Transfers into Level III	19,844	—	—	—	—	19,844
Transfers out of Level III	(41,469)	—	—	—	—	(41,469)
Purchases	15,008	16,199	—	—	—	31,207
Sales	(24,134)	(6,416)	(116)	—	—	(30,666)
Realized gains (losses), net	104	195	87	—	—	386
Unrealized appreciation (depreciation), net	859	162	(19)	—	—	1,002
Ending balance	$179,080	$38,933	$6,645	$—	$—	$224,658
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$447	$162	$(19)	$—	$—	$590

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
Transfers between Level I and Level II positions for the three months ended March 31, 2018 included $0.7 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using vendor prices. Transfers between Level I and Level II positions for the three months ended March 31, 2017 included $0.4 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using broker quotes.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2018:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$1,819	Discounted cash flow (4)	Discount rate	11% – 20%	17%
	18,085	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,201	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Financials:	66,963	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Industrials:	7,173	Discounted cash flow (4)	Discount rate	6% – 11%	9%
	11,842	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Information technology:	5,421	Discounted cash flow (4)	Discount rate	12% – 13%	13%
	10,574	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	2,764	Discounted cash flow (4)	Discount rate	11% – 13%	12%
	21,477	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	11,683	Discounted cash flow (4)	Discount rate	8% – 16%	13%
	17,894	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	1,253	Discounted cash flow (4)	Discount rate	9% – 30%	11%
	1,386	Market approach (comparable companies) (6)	Earnings multiple (7)	4x – 10x	8x
	1,675	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$186,210

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
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
March 31, 2018
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
During the three months ended March 31, 2018 and 2017, there were no changes in the valuation techniques for Level III securities.
8. DERIVATIVES AND HEDGING
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
When the Company enters into a derivative contract, it may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not utilize hedge accounting. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts. There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of March 31, 2018 and December 31, 2017.
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2018
Foreign-currency forward contracts	$220,186	$8,659	$(254,708)	$(15,153)
Cross-currency swap	—	—	(261,548)	(19,768)
Total	$220,186	$8,659	$(516,256)	$(34,921)

As of December 31, 2017
Foreign-currency forward contracts	$288,451	$5,020	$(242,972)	$(13,154)
Cross-currency swap	—	—	(255,210)	(7,479)
Total	$288,451	$5,020	$(498,182)	$(20,633)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017

Investment income	$(12,373)	$(873)
General and administrative expense (1)	(3,072)	(2,683)
Total	$(15,445)	$(3,556)

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

	Three Months Ended March 31,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	1,439	(711)	179	(314)
Total-return and interest-rate swaps	20	(86)	(746)	1,235
Options and futures	1,818	(1,073)	(2,044)	190
Total	$3,277	$(1,870)	$(2,611)	$1,111
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2018		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$8,659	$8,659	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	227	111	—	116
Total-return and interest-rate swaps	30	30	—	—
Options and futures	89	—	—	89
Subtotal	346	141	—	205
Total	$9,005	$8,800	$—	$205

Derivative Liabilities:
Foreign-currency forward contracts	$(15,153)	$(8,659)	$—	$(6,494)
Cross-currency swap	(19,768)	—	—	(19,768)
Subtotal	(34,921)	(8,659)	—	(26,262)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(911)	(111)	—	(800)
Total-return and interest-rate swaps	(203)	(30)	—	(173)
Options and futures	(1,077)	—	(1,077)	—
Subtotal	(2,191)	(141)	(1,077)	(973)
Total	$(37,112)	$(8,800)	$(1,077)	$(27,235)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2017		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$5,020	$5,020	$—	$—
Derivative assets of consolidated funds:
Foreign-currency forward contracts	590	115	—	475
Total-return and interest-rate swaps	49	49	—	—
Options and futures	92	—	—	92
Subtotal	731	164	—	567
Total	$5,751	$5,184	$—	$567

Derivative Liabilities:
Foreign-currency forward contracts	$(13,154)	$(5,020)	$—	$(8,134)
Cross-currency swap	(7,479)	—	—	(7,479)
Subtotal	(20,633)	(5,020)	—	(15,613)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(817)	(115)	—	(702)
Total-return and interest-rate swaps	(136)	(49)	(87)	—
Subtotal	(953)	(164)	(87)	(702)
Total	$(21,586)	$(5,184)	$(87)	$(16,315)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

9. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, and company-owned aircraft, are included in other assets in the condensed consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	March 31, 2018	December 31, 2017

Furniture, equipment and capitalized software	$25,994	$25,618
Leasehold improvements	67,913	66,940
Corporate aircraft	66,120	66,120
Other	5,309	5,229
Fixed assets	165,336	163,907
Accumulated depreciation	(56,618)	(53,744)
Fixed assets, net	$108,718	$110,163
10. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of March 31, 2018, the Company had determined there was no goodwill impairment. The carrying value of goodwill was $69.3 million as of March 31, 2018 and December 31, 2017.
The following table summarizes the carrying value of intangible assets:

	As of
	March 31, 2018	December 31, 2017

Contractual rights	$347,452	$347,452
Accumulated amortization	(20,448)	(16,301)
Intangible assets, net	$327,004	$331,151
Amortization expense associated with the Company’s intangible assets was $4.2 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense is estimated to be $12.6 million for the remaining nine months of 2018, $16.8 million per annum for each of the years ending December 31, 2019 and 2020, $15.1 million for 2021, and $12.8 million for 2022.
Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

11. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	March 31, 2018	December 31, 2017

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 29, 2023 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(4,454)	(3,726)
Debt obligations	$745,546	$746,274

(1)
On March 29, 2018, the credit facility was amended to among other things, extend the maturity date from March 31, 2021 to March 29, 2023, favorably update the commitment fee in the corporate ratings-based pricing grid and increase the permitted combined leverage ratio to a ratio of 3:50 to 1:00. The credit facility consists of a $150 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of March 31, 2018, the Company had no outstanding borrowings under the revolving credit facility.

As of March 31, 2018, future scheduled principal payments of debt obligations were as follows:

Last nine months of 2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	750,000
Total	$750,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of March 31, 2018 and December 31, 2017.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $757.3 million and $762.7 million as of March 31, 2018 and December 31, 2017, respectively, utilizing an average borrowing rate of 3.8% and 3.6%, respectively. As of March 31, 2018, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $734.2 million, whereas a 10% decrease would increase the estimated fair value to $783.0 million.
In July 2017, the Company agreed to guarantee a $17.5 million standby letter of credit extended to one of the investment funds that it manages, which expired in January 2018.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	March 31, 2018	December 31, 2017
Senior variable rate notes	$870,098	$870,098	$870,100	3.32%	10.5	N/A	N/A
Less: Debt issuance costs	(7,164)	(7,697)
Total debt obligations, net	$862,934	$862,401
As of both March 31, 2018 and December 31, 2017, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $870.1 million. The fair value of the senior variable rate notes is a Level III valuation and aggregated $872.9 million and $872.1 million as of March 31, 2018 and December 31, 2017, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end.
Outstanding debt obligations of CLOs were as follows:

	As of March 31, 2018			As of December 31, 2017
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$3,203,723	2.36%	10.2	$3,107,955	2.18%	10.7
Subordinated note (2)	115,146	N/A	10.6	111,637	N/A	10.8
Total CLO debt obligations	$3,318,869			$3,219,592

(1)
The fair value of CLO liabilities was measured as the fair value of CLO assets less the sum of (a) the fair value of any beneficial interests held by the Company and (b) the carrying value of any beneficial interests that represent compensation for services. Please see notes 2 and 7 for more information.

(2)	The subordinated notes do not have a contractual interest rate; instead, they receive distributions from the excess cash flows generated by the CLO.
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of both March 31, 2018 and December 31, 2017, the fair value of CLO assets was $3.9 billion and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

As of March 31, 2018, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Last nine months of 2018	$99,729
2019	—
2020	—
2021	—
2022	—
Thereafter	3,144,310
Total	$3,244,039
12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three Months Ended March 31,
	2018	2017

Beginning balance	$860,548	$344,047
Initial consolidation of a fund	—	70,817
Contributions	59,745	34,786
Distributions	(73,523)	(9,173)
Net income	10,553	9,003
Change in distributions payable	729	4,098
Foreign currency translation and other	3,812	—
Ending balance	$861,864	$453,578

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of March 31, 2018 and December 31, 2017, respectively, OCGH units represented 86,007,356 of the total 157,178,865 Oaktree Operating Group units and 90,975,687 of the total 156,285,913 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,959,477 and $1,912,517 as of March 31, 2018 and December 31, 2017, respectively, the OCGH non-controlling interest was $1,072,211 and $1,113,314. As of March 31, 2018 and December 31, 2017, non-controlling interests attributable to third parties was $7,375 and $7,923, respectively.
In February 2018, the Company issued and sold 5,000,000 Class A units in a public offering, resulting in $219.5 million in net proceeds to the Company. The Company did not retain any proceeds from the sale of Class A units in this offering. The proceeds were used to acquire interests in the Company’s business from certain of the Company’s directors, employees and other investors, including certain senior executives and other members of the Company’s senior management.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the OCGH unitholders’ non-controlling interest and to Class A unitholders:

	Three Months Ended March 31,
	2018	2017
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	88,270	91,644
Class A unitholders	67,918	63,022
Total weighted average units outstanding	156,188	154,666
Oaktree Operating Group net income:
Net income attributable to OCGH non-controlling interest	$73,255	$96,598
Net income attributable to Class A unitholders	56,362	66,428
Oaktree Operating Group net income (1)	$129,617	$163,026
Net income attributable to Oaktree Capital Group, LLC:
Oaktree Operating Group net income attributable to Class A unitholders	$56,362	$66,428
Non-Operating Group income (expense)	20	(232)
Income tax expense of Intermediate Holding Companies	(3,650)	(11,281)
Net income attributable to Oaktree Capital Group, LLC	$52,732	$54,915

(1)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $692 and $626 for the three months ended March 31, 2018 and 2017, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended March 31,
	2018	2017

Net income attributable to Oaktree Capital Group, LLC	$52,732	$54,915
Equity reallocation between controlling and non-controlling interests	73,830	12,061
Change from net income attributable to Oaktree Capital Group, LLC and transfers from non-controlling interests	$126,562	$66,976

Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

14. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended March 31,
	2018	2017
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to Oaktree Capital Group, LLC	$52,732	$54,915
Weighted average number of Class A units outstanding (basic and diluted)	67,918	63,022
Basic and diluted net income per Class A unit	$0.78	$0.87
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of March 31, 2018, there were 86,007,356 OCGH units outstanding, which are vested or will vest through February 15, 2028, that ultimately may be exchanged into 86,007,356 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2018 and 2017.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of March 31, 2018, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three months ended March 31, 2018. Please see note 15 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of up to 340,000 OCGH units in total, which would vest over periods of four to ten years from date of issuance. As of March 31, 2018, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three months ended March 31, 2018.
In connection with the 2014 Highstar acquisition, the Company has a contingent consideration liability that is payable in a combination of cash and fully-vested OCGH units. The amount of contingent consideration, if any, is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. As of March 31, 2018 and 2017, no OCGH units were considered issuable under the terms of the contingent consideration arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three months ended March 31, 2018 and 2017. Please see note 17 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

15. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the three months ended March 31, 2018, the Company granted 1,150,196 Class A units and 113,801 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 4.4 years. The grant date fair value of OCGH units awarded during the three months ended March 31, 2018 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. With respect to forfeitures, the Company has made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
As of March 31, 2018, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $178.1 million over a weighted average period of 4.2 years.
A summary of the status of the Company’s unvested Class A and OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units (1)
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance, December 31, 2017	2,556,316	$44.05	2,158,835	$39.79
Granted	1,150,196	39.60	113,801	31.68
Vested	(863,389)	42.53	(282,028)	37.61
Forfeited	(65,225)	39.72	—	—
Balance, March 31, 2018	2,777,898	$42.78	1,990,608	$39.63

(1)
Excludes certain performance-based awards that could result in the issuance of up to 340,000 OCGH units, which would vest over periods of four to ten years from date of issuance. Though no units have been issued to date under these arrangements, as of March 31, 2018 the Company expected to recognize compensation expense on 120,000 unvested OCGH performance awards of $3.8 million over a weighted average period of 5.0 years under applicable accounting rules.

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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of March 31, 2018, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of March 31, 2018, the Company expected to recognize $2.6 million of compensation expense on its unvested

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

EVUs over the next 1.8 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
The fair value of EVUs was determined using a Monte Carlo simulation model. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of March 31, 2018, there were 250,000 deferred equity units outstanding, all of which were granted in the second quarter of 2017. As of March 31, 2018, the Company expected to recognize $2.6 million of compensation expense on its unvested deferred equity units over a weighted average period of approximately 5.7 years.
The fair value of the deferred equity units was determined at the grant date based on the then-prevailing Class A unit trading price and reflected a 20% lack-of-marketability discount for the OCGH units that will be issued upon vesting.
16. INCOME TAXES AND RELATED PAYMENTS
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next four quarters ending March 31, 2019, the Company believes that it is reasonably possible that one outcome of these examinations and expiring statutes of limitation on other items may be the release of up to approximately $5.3 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
Tax Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduced the corporate income tax rate from 35% to 21%, and included significant changes to other domestic and international corporate income tax provisions. The rate change resulted in a net reduction to net income attributable to Oaktree Capital Group, LLC of $33.2 million in the fourth quarter of 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 in December 2017, which allows a financial statement issuer that does not have all necessary information to fully account for the income tax effect of the Tax Act to record a provisional amount in its financial statements that may be subject to adjustment during a subsequent measurement period.  As of March 31, 2018, no adjustments have been made to the above provisional amounts.  The Company will continue to evaluate the impact of the Tax Act with respect to certain international provisions as well as provisions that have been identified as requiring additional technical guidance.  The Company expects to complete its evaluation of the provisional amounts during the second half of 2018 as technical guidance is released and as it completes its 2017 federal and state income tax returns.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

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
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected estimated future payments to OCGH unitholders under the tax receivable agreement, as of March 31, 2018, are set forth below:

Transaction	Total Future Payments	Payments Through Fiscal Year

2007 Private Offering	$17,339	2029
Initial public offering	36,767	2034
May 2013 Offering	51,122	2035
March 2014 Offering	38,557	2036
March 2015 Offering	32,498	2037
February 2018 Offering	34,288	2040
Total	$210,571
Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units. No amounts were paid under the tax receivable agreement during the three months ended March 31, 2018.
17. COMMITMENTS AND CONTINGENCIES
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
March 31, 2018
($ in thousands, except where noted)

currently not subject to any pending actions or regulatory proceedings that either individually or in the aggregate are expected to have a material impact on its consolidated financial statements.
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of March 31, 2018 and December 31, 2017, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,770,580 and $1,918,952, for which related direct incentive income compensation expense was estimated to be $918,696 and $1,000,232.
Contingent Liabilities
The Company has a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition, payable in cash and fully-vested OCGH units. The amount of contingent consideration is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. As of March 31, 2018 and December 31, 2017, respectively, the fair value of the contingent consideration liability was $16.2 million and $18.8 million. Changes in this liability resulted in income of $2.6 million and expense of $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
In connection with the October 2017 BDC acquisition, the Company recorded a $56.2 million contingent liability and a $56.2 million indemnification asset as part of the purchase price allocation. Please see note 3 for more information.
Commitments to Funds
As of March 31, 2018 and December 31, 2017, the Company, generally in its capacity as general partner, had undrawn capital commitments of $360.3 million and $429.1 million, respectively, including commitments to both unconsolidated and consolidated funds.
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2018 and December 31, 2017, the consolidated funds had potential aggregate commitments of $7.5 million and $6.0 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2018 and December 31, 2017, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2018, the consolidated funds did not provide any financial support to portfolio companies.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

18. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $108,417 and $93,772 as of March 31, 2018 and December 31, 2017, respectively, based on a discount rate of 10.0%.

	As of
	March 31, 2018	December 31, 2017
Due from affiliates:
Loans	$6,951	$9,239
Amounts due from unconsolidated funds	55,873	57,155
Management fees and incentive income due from unconsolidated funds	86,265	152,959
Payments made on behalf of unconsolidated entities	4,310	3,784
Non-interest bearing advances made to certain non-controlling interest holders and employees	26	87
Total due from affiliates	$153,425	$223,224
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 16)	$210,571	$176,283
Amounts due to senior executives, certain non-controlling interest holders and employees	1,165	1,590
Total due to affiliates	$211,736	$177,873
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $109 and $151 for the three months ended March 31, 2018 and 2017, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $312.0 million and $260.2 million for the three months ended March 31, 2018 and 2017, respectively.
Other Investment Transactions
The Company’s senior executives, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees’ behalf. These advances are reimbursed generally toward the end of the calendar

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2018
($ in thousands, except where noted)

quarter in which the capital calls occurred. Amounts advanced by the Company are included within “non-interest bearing advances made to certain non-controlling interest holders and employees” in the above table.
Aircraft Services
The Company owns an aircraft for business purposes. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel and will reimburse the Company to the extent his use of the aircraft for personal travel exceeds a certain threshold pursuant to a Company policy adopted as of January 1, 2017.  The Company also provides certain senior executives a personal travel allowance for private aircraft usage up to a certain threshold pursuant to the same Company policy. Additionally, the Company occasionally makes use of an aircraft owned by one of its senior executives for business purposes at a price to the Company that is based on market rates.
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
20. SUBSEQUENT EVENTS
On April 26, 2018, the Company announced a distribution of $0.96 per Class A unit. This distribution, which is related to the first quarter of 2018, will be paid on May 11, 2018 to Class A unitholders of record at the close of business on May 7, 2018.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $121.4 billion in AUM as of March 31, 2018. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele (excluding DoubleLine’s clientele) includes 75 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 350 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 350 other non-U.S. institutional investors. As measured by AUM (excluding our pro-rata portion of DoubleLine’s AUM), approximately 73% of our clients are invested in two or more different investment strategies, and 35% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Our revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital, cost basis or net asset value (“NAV”) of the particular fund. Incentive income represents our share (typically 20%) of the investors’ profits in most of the closed-end and evergreen funds. Investment income reflects the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in CLOs and other companies.
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
Global equity markets mostly declined in the first quarter, amid rising U.S. interest rates and concerns over the impact of new U.S. trade tariffs. The S&P 500 Index ended the quarter with a total return of -0.8% and the Russell 2000 Index returned -0.1%. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, returned -1.3%. Emerging market equities, as measured by the MSCI Emerging Markets Index, outperformed U.S. markets in the first quarter, delivering a positive return of 1.2%. European equity markets were negative in the first quarter, with the MSCI Europe Index returning -2.0%. In March, the U.S. Federal Reserve raised short-term interest rates by 25 basis points for the sixth time since it began raising rates in 2015. The 10-year U.S. Treasury yield rose 34 basis points during the quarter, to 2.74%, from 2.40% at the end of 2017. U.S. high yield bonds, as measured by the Citigroup U.S. High Yield Cash-Pay Capped Index, returned -0.8% for the quarter, European high yield bonds, as measured by the ICE BofAML Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index, returned -0.4% and emerging market corporate bonds, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI), returned -0.8%.
Against this backdrop, our incentive-creating closed-end funds delivered an overall blended gross return for the quarter of 1.8%. As of March 31, 2018, AUM was $121.4 billion and management fee-generating AUM was $102.0 billion. Gross capital raised was $1.9 billion and $7.7 billion for the quarter and the 12 months ended March 31, 2018, respectively. As of March 31, 2018, uncalled capital commitments were $19.6 billion. Of these commitments, $12.4 billion were not yet generating management fees (“shadow AUM”).  The largest portion of the shadow AUM, at $8.8 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital until the latter half of 2019.  Most of the remaining $3.6 billion of shadow AUM charges management fees based on drawn capital or cost basis and, therefore, we currently expect it will start generating management fees on a gradual basis over multiple years. As a result, we do not expect management fees to grow significantly until the start of the investment period of Opps Xb. In addition, while incentive income is difficult to predict, we currently expect that incentive income in the second quarter may likely be modest, potentially lower than any quarter over the past year.
Acquisition
On October 17, 2017, we completed a transaction in which we became the new investment adviser to two BDCs: Oaktree Specialty Lending Corporation (NASDAQ: OCSL) and Oaktree Strategic Income Corporation (NASDAQ: OCSI). Upon the closing of the transaction (the “BDC acquisition”), we paid $320 million in cash to Fifth Street Management LLC, net of certain transaction-related expenses. The financial results in this quarterly report include the impact of the BDC acquisition beginning on October 17, 2017.
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

Revenues
On January 1, 2018, we adopted the new revenue recognition standard on a modified retrospective basis. As a result, prior period amounts continue to be reported under historic GAAP. Upon adoption, we recorded a cumulative-effect increase to retained earnings as of January 1, 2018 of $48.7 million, net of tax. This adjustment relates to incentive income that would have met the “probable that significant reversal will not occur” criteria as of January 1, 2018 under the new revenue standard. Please see note 4 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on revenues.
Our business generates three types of revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. For non-GAAP reporting, management fees include the portion of the earnings from management fees attributable to our minority equity interest in DoubleLine. We also have the opportunity to earn incentive income from most of our closed-end and evergreen funds. Our closed-end funds generally provide that we receive incentive income only after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. For non-GAAP reporting, incentive income also includes the portion of the performance fees attributable to our minority equity interest in DoubleLine earned in the period. Our third revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies.
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

As of March 31, 2018, there was $187.1 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 4.2 years. As of March 31, 2018, there was $172.2 million of unrecognized compensation expense for adjusted net income, with the difference versus the GAAP figure representing unit grants made before our initial public offering.  The $172.2 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 4.3 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards which are typically issued in the first quarter of the following fiscal year, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Nine Months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through March 2018	$42.3	$49.5	$34.5	$21.8	$8.6	$15.5	$172.2
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
Investment Income
Investment income represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies. Investment income, as reflected in our condensed consolidated statements of operations, excludes investment income earned by us from our consolidated funds. For non-GAAP reporting, investment income attributable to our minority equity interest in DoubleLine is reflected in management fees and incentive income as discussed under “Revenues” above.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Funds. This category represents the economic interests of the unaffiliated investors in the consolidated funds, as well as the equity interests held by third-party investors in CLOs that had not yet priced as of the respective period end. Those interests are primarily driven by the investment performance of the consolidated funds. In comparison to net income, this measure excludes our operating results and other items solely attributable to the Company; and

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A and OCGH units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 13 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

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
Changes to Non-GAAP Measures
As previously announced, beginning with the first quarter of 2018, reported management fees and incentive income reflect the portion of the earnings from management fees and performance fees, respectively, attributable to our 20% ownership interest in DoubleLine. Such earnings were previously reported as investment income.

Additionally, AUM, management fee-generating AUM, incentive-creating AUM and incentives created (fund level) now reflect our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM, management fee-generating AUM, incentive-creating AUM and performance fees, respectively.
The new presentation does not impact adjusted net income. However, fee-related earnings now include our pro-rata portion of DoubleLine’s earnings from management fees, and distributable earnings now reflect our pro-rata share of DoubleLine’s income instead of cash receipts.
Finally, the impact of the recently enacted Tax Cuts and Jobs Act (the “Tax Act”), which resulted in the remeasurement of our deferred tax assets and tax receivable liability in the fourth quarter of 2017, will no longer be included in our non-GAAP measures. We believe that excluding the impact of the Tax Act is meaningful as it increases comparability between periods.
Prior periods have been recast to reflect the changes above.
Adjusted Net Income
We use adjusted net income (“ANI”) to help evaluate the financial performance of, and make resource allocation and other operating decisions for, our investment management business. The components of revenues (“adjusted revenues”) and expenses (“adjusted expenses”) used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Adjusted revenues include investment income (loss) that is classified in other income (loss) in the GAAP statements of operations, and management fees and incentive income include the portion of the earnings from management fees and performance fees, respectively, attributable to our 20% ownership interest in DoubleLine, which are reflected as investment income in our GAAP statements of operations. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) income taxes, (d) other income or expenses applicable to OCG or its Intermediate Holding Companies, and (e) the adjustment for non-controlling interests. Moreover, gains and losses resulting from foreign-currency transactions and hedging activities under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period. For ANI, unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged, and foreign-currency transaction gains and losses are included in other income (expense), net. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP statements of operations, for which the revenue standard is probable that significant reversal will not occur and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for ANI, they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. In periods prior to 2018, adjusted revenues and adjusted expenses reflected Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs from a legacy Highstar fund were classified as expenses for ANI and as other income under GAAP. The legacy Highstar fund stopped paying management fees in 2017. As a result, we will no longer be receiving such income. ANI is calculated at the Operating Group level.
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
Distributable earnings and distributable earnings revenues differ from ANI in that they exclude investment income or loss and include the receipt of investment income or loss from distributions by our investments in funds. In addition, distributable earnings differs from ANI in that (a) any impairment charges on our CLO investments included in ANI are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO and (b) make-whole premium charges related to the repayment of debt included in ANI are, for distributable earnings purposes, amortized through the original maturity date of the repaid debt. Finally, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation expense.
Investment income or loss, which for equity-method investments in funds represents our pro-rata share of income or loss, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds, is largely non-cash in nature. By excluding investment income or loss, which is not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds to us that represents the income or loss component of the distributions and not a return of our capital contributions, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
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
Fee-related Earnings
Fee-related earnings is a non-GAAP performance measure that we use to monitor the baseline earnings of our business. Fee-related earnings is derived from our non-GAAP results and is comprised of management fees (“fee-related earnings revenues”) less operating expenses other than incentive income compensation expense and non-cash equity-based compensation expense. Fee-related earnings is considered baseline because it excludes all non-management fee revenue sources and applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though those expenses also support the generation of incentive and investment income. Fee-related earnings is presented before income taxes.
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

Assets Under Management
AUM generally refers to the assets we manage and equals the NAV of the assets we manage, the leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments, and our pro-rata portion of AUM managed by DoubleLine in which we hold a minority ownership interest. For our CLOs, AUM represents the aggregate par value of collateral assets and principal cash, for our publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash, and for DoubleLine funds, NAV. Our AUM includes amounts for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics below may not be directly comparable to the AUM metrics of other investment managers.

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and generally reflects the beginning AUM on which we will earn management fees in the following quarter, as well as our pro-rata portion of the fee basis of DoubleLine’s AUM. Our closed-end funds typically pay management fees based on committed capital, drawn capital or cost basis during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund. The annual management fee rate generally remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds typically pay management fees based on their NAV, our CLOs pay management fees based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, our publicly-traded BDCs pay management fees based on gross assets (including assets acquired with leverage), net of cash, and DoubleLine funds typically pay management fees based on NAV.

•
Incentive-creating Assets Under Management. Incentive-creating AUM refers to the AUM that may eventually produce incentive income. It generally represents the NAV of our funds for which we are entitled to receive an incentive allocation, excluding CLOs and investments made by us and our employees and directors (which are not subject to an incentive allocation), gross assets (including assets acquired with leverage), net of cash, for our publicly-traded BDCs, and our pro-rata portion of DoubleLine’s incentive-creating AUM. All funds for which we are entitled to receive an incentive allocation are included in incentive-creating AUM, regardless of whether or not they are currently above their preferred return or high-water mark and therefore generating incentives. Incentive-creating AUM does not include undrawn capital commitments.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period, and includes our pro-rata portion of performance fees attributable to our minority interest in DoubleLine earned in the period. We refer to the amount of accrued incentives recognized as revenue by us as incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. The amount of incentives created may fluctuate substantially as a result of changes in the fair value of the underlying investments of the fund, as well as incentives created in excess of our typical 20% share due to catch-up allocations for applicable closed-end funds. Generally speaking, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund’s NAV results in a commensurate amount of positive or negative incentives created (fund level).
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
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the profits of our unaffiliated investors, subject to an annual preferred return of typically 8%. Under GAAP, incentive income is recognized when it is probable that significant reversal of revenue will not occur. For purposes of ANI and distributable earnings, we recognize incentive income when the underlying fund distributions are known or knowable as of the respective quarter end, which reduces the possibility that revenue recognized by us would be reversed in a subsequent period. We track incentives created (fund level) because it provides an indication of the value for us currently being created by our investment activities and facilitates comparability with those companies in our industry that account for investments in carry funds as equity-method investments, thus effectively reflecting an accrual-based method for recognizing incentive income in their financial statements.
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

GAAP Consolidated Results of Operations (1)
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues:
Management fees	$185,415	$180,928
Incentive income	151,906	108,657
Total revenues	337,321	289,585
Expenses:
Compensation and benefits	(108,754)	(104,487)
Equity-based compensation	(14,621)	(14,953)
Incentive income compensation	(84,815)	(34,608)
Total compensation and benefits expense	(208,190)	(154,048)
General and administrative	(32,964)	(32,219)
Depreciation and amortization	(6,402)	(3,824)
Consolidated fund expenses	(3,480)	(2,471)
Total expenses	(251,036)	(192,562)
Other income (loss):
Interest expense	(40,579)	(48,770)
Interest and dividend income	62,619	47,960
Net realized gain (loss) on consolidated funds’ investments	14,599	(1,872)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(14,386)	24,678
Investment income	34,563	50,451
Other income, net	697	4,663
Total other income	57,513	77,110
Income before income taxes	143,798	174,133
Income taxes	(6,397)	(12,302)
Net income	137,401	161,831
Less:
Net income attributable to non-controlling interests in consolidated funds	(10,725)	(9,692)
Net income attributable to non-controlling interests in consolidated subsidiaries	(73,944)	(97,224)
Net income attributable to Oaktree Capital Group, LLC	$52,732	$54,915

(1)
In the first quarter of 2018, Oaktree adopted the new revenue recognition standard on a modified retrospective basis, which did not require prior periods to be recast. Instead, a cumulative-effect adjustment to increase retained earnings of $48.7 million, net of tax, was recorded as of January 1, 2018. This adjustment relates to revenues that would have met the recognition criteria under the new standard as of January 1, 2018.

First Quarter Ended March 31, 2018 Compared to the First Quarter Ended March 31, 2017
Revenues
Management Fees
Management fees increased $4.5 million, or 2.5%, to $185.4 million in the first quarter of 2018, from $180.9 million in the first quarter of 2017. The increase reflected an aggregate increase of $23.1 million principally from the BDC acquisition, the start of the investment period for Oaktree European Principal Fund IV (“EPF IV”), closed-end funds that pay management fees based on drawn capital, NAV or cost basis, and the impact of applying the new revenue standard which resulted in a $4.2 million increase in the first quarter of 2018. These increases were partially offset by an aggregate decline of $18.6 million primarily attributable to unconsolidated closed-end funds in liquidation.
Incentive Income
Incentive income increased $43.2 million, or 39.7%, to $151.9 million in the first quarter of 2018, from $108.7 million in the first quarter of 2017. The increase primarily reflected higher regular incentive income, partially offset by the impact of applying the new revenue standard which resulted in a $47.0 million decrease in incentive income in the first quarter of 2018.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $4.3 million, or 4.1%, to $108.8 million in the first quarter of 2018, from $104.5 million in the first quarter of 2017. The increase primarily reflected the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal in connection with adoption of the revenue standard.
Equity-based Compensation
Equity-based compensation expense decreased $0.4 million, or 2.7%, to $14.6 million in the first quarter of 2018, from $15.0 million in the first quarter of 2017, primarily reflecting the impact of unit grants made before our initial public offering that were fully amortized.
Incentive Income Compensation
Incentive income compensation expense increased $50.2 million, or 145.1%, to $84.8 million in the first quarter of 2018, from $34.6 million in the first quarter of 2017. The percentage increase in incentive income compensation expense was greater than the percentage increase in incentive income primarily due to timing differences between the recognition of incentive income and incentive income compensation expense, including the impact of adoption of the new revenue standard in the first quarter of 2018. Please see discussion of incentive income and incentive income compensation expense under “Non-GAAP Results” below.
General and Administrative
General and administrative expense increased $0.8 million, or 2.5%, to $33.0 million in the first quarter of 2018, from $32.2 million in the first quarter of 2017. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $2.7 million, or 8.0%, to $36.5 million from $33.8 million, primarily reflecting higher placement costs associated with fundraising for closed-end funds, partially offset by changes in the contingent consideration liability.
Depreciation and Amortization
Depreciation and amortization expense increased $2.6 million, or 68.4%, to $6.4 million in the first quarter of 2018, from $3.8 million in the first quarter of 2017, primarily reflecting the amortization of intangibles related to the BDC acquisition in the fourth quarter of 2017, partially offset by the final amortization of certain leasehold improvements in the first quarter of 2017.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.0 million, or 40.0%, to $3.5 million in the first quarter of 2018, from $2.5 million in the first quarter of 2017. The increase reflected higher professional fees and other costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense decreased $8.2 million, or 16.8%, to $40.6 million in the first quarter of 2018, from $48.8 million in the first quarter of 2017. The decrease was primarily attributable to our consolidated funds, as well as the refinancing of our senior notes in the fourth quarter of 2017.

Interest and Dividend Income
Interest and dividend income increased $14.6 million, or 30.4%, to $62.6 million in the first quarter of 2018, from $48.0 million in the first quarter of 2017. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $16.5 million, to a gain of $14.6 million in the first quarter of 2018, from a loss of $1.9 million in the first quarter of 2017. The increase reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $39.1 million, to a loss of $14.4 million in the first quarter of 2018, from a gain of $24.7 million in the first quarter of 2017. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $22.6 million, to a net gain of $0.2 million in the first quarter of 2018, from $22.8 million in the first quarter of 2017, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income decreased $15.9 million, or 31.5%, to $34.6 million in the first quarter of 2018, from $50.5 million in the first quarter of 2017. The decrease primarily reflected lower overall returns on our fund investments.
Other Income, Net
Other income, net decreased $4.0 million, or 85.1%, to $0.7 million in the first quarter of 2018, from $4.7 million in the first quarter of 2017. The decrease primarily reflected reimbursements we received in 2017 from a legacy Highstar fund for certain expenses related to the infrastructure investing team. That fund stopped paying management fees in the fourth quarter of 2017, and thereafter Oaktree became responsible for all of the expenses of the infrastructure team.
Income Taxes
Income taxes decreased $5.9 million, or 48.0%, to $6.4 million in the first quarter of 2018, from $12.3 million in the first quarter of 2017.  The decrease primarily reflected a lower effective tax rate in the first quarter of 2018 and lower pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders in the first quarters of 2018 and 2017 were 8% and 17%, respectively, resulting from full-year effective rates of 9% and 20%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $1.0 million, or 10.3%, to $10.7 million in the first quarter of 2018, from $9.7 million in the first quarter of 2017. The increase primarily reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC
Net income attributable to Oaktree Capital Group, LLC decreased $2.2 million, or 4.0%, to $52.7 million in the first quarter of 2018, from $54.9 million in the first quarter of 2017. The decrease primarily reflected the adoption of the new revenue standard.

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
The following table presents non-GAAP financial data:

	As of or for the Three Months Ended March 31,
	2018	2017
	(in thousands, except per unit data or as otherwise indicated)
Non-GAAP Results: (1)(2)
Adjusted revenues	$451,156	$391,187
Adjusted net income	160,363	161,164
Adjusted net income-OCG	62,903	53,741

Distributable earnings revenues	477,264	377,744
Distributable earnings	193,973	159,221
Distributable earnings-OCG	80,178	55,173

Fee-related earnings revenues	202,947	201,207
Fee-related earnings	58,487	63,779
Fee-related earnings-OCG	24,269	21,900

Per Class A Unit:
Adjusted net income	$0.93	$0.85
Distributable earnings	1.18	0.88
Fee-related earnings	0.36	0.35

Weighted average number of Operating Group units outstanding	156,188	154,666
Weighted average number of Class A units outstanding	67,918	63,022

Operating Metrics: (1)
Assets under management (in millions):
Assets under management	$121,394	$121,232
Management fee-generating assets under management	102,043	100,248
Incentive-creating assets under management	33,035	32,934
Uncalled capital commitments	19,556	21,770
Accrued incentives (fund level):
Incentives created (fund level)	111,185	201,767
Incentives created (fund level), net of associated incentive income compensation expense	52,298	96,785
Accrued incentives (fund level)	1,795,967	2,068,422
Accrued incentives (fund level), net of associated incentive income compensation expense	868,035	969,029

(1)
Beginning with the first quarter of 2018, management fees and incentive income reflect the portion of the earnings from management fees and performance fees, respectively, attributable to our 20% ownership interest in DoubleLine. Such earnings were previously reported as investment income. Additionally, AUM, management fee-generating AUM, incentive-creating AUM and incentives created (fund level) now reflect our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM, management fee-generating AUM, incentive-creating AUM and performance fees, respectively. All prior periods have been recast to reflect this change.

(2)
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
Assets Under Management

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
Assets Under Management:	(in millions)
Closed-end funds	$55,682	$56,871	$59,848
Open-end funds	33,703	35,441	35,125
Evergreen funds	8,227	7,916	5,340
DoubleLine (1)	23,782	23,702	20,919
Total	$121,394	$123,930	$121,232

	Three Months Ended March 31,
	2018	2017
Change in Assets Under Management:	(in millions)
Beginning balance	$123,930	$120,801
Closed-end funds:
Capital commitments/other (2)	653	1,094
Distributions for a realization event/other (3)	(2,182)	(2,553)
Change in uncalled capital commitments for funds entering or in liquidation (4)	(306)	31
Foreign-currency translation	219	106
Change in market value (5)	431	870
Change in applicable leverage	(4)	196
Open-end funds:
Contributions	891	2,007
Redemptions	(2,635)	(2,977)
Foreign-currency translation	181	107
Change in market value (5)	(175)	883
Evergreen funds:
Contributions or new capital commitments (6)	363	7
Redemptions or distributions (7)	(161)	(106)
Foreign-currency translation	(3)	(2)
Change in market value (5)	112	146
DoubleLine:
Net change in DoubleLine	80	622
Ending balance	$121,394	$121,232

(1)	DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.

(2)	These amounts include capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

(3)
These amounts include distributions for a realization event, tax-related distributions, reductions in the par value of collateral assets and principal cash resulting from the repayment of debt as return of principal by CLOs, and recallable distributions at the end of the investment period.

(4)
The change in uncalled capital commitments generally reflects declines attributable to funds entering their liquidation periods, as well as capital contributions to funds in their liquidation periods for deferred purchase obligations or other reasons.

(5)
The change in market value reflects the change in NAV of our funds, less management fees and other fund expenses, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs and other levered funds.

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
Management Fee-generating AUM

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
Management Fee-generating AUM:	(in millions)
Closed-end funds:
Senior Loans	$8,104	$8,066	$7,721
Other closed-end funds	29,734	30,779	32,340
Open-end funds	33,448	35,188	34,930
Evergreen funds	6,975	6,552	4,338
DoubleLine	23,782	23,702	20,919
Total	$102,043	$104,287	$100,248

	Three Months Ended March 31,
Change in Management Fee-generating AUM:	2018	2017
	(in millions)
Beginning balance	$104,287	$100,064
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	—	17
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	559	327
Change attributable to funds in liquidation (2)	(1,595)	(954)
Distributions by funds that pay fees based on NAV/other (3)	(193)	(165)
Foreign-currency translation	174	82
Change in market value (4)	53	88
Change in applicable leverage	(5)	172
Open-end funds:
Contributions	890	1,882
Redemptions	(2,635)	(2,971)
Foreign-currency translation	181	107
Change in market value	(176)	878
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV (5)	470	59
Redemptions or distributions (6)	(147)	(90)
Change in market value (4)	100	130
DoubleLine:
Net change in DoubleLine	80	622
Ending balance	$102,043	$100,248

(1)	These amounts include capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(4)
The change in market value reflects certain funds that pay management fees based on NAV and leverage, as applicable, as well as changes in the aggregate par value of collateral assets and principal cash held by CLOs and other levered funds.

(5)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(6)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of AUM to Management Fee-generating AUM:	March 31, 2018	December 31, 2017	March 31, 2017
	(in millions)
Assets under management	$121,394	$123,930	$121,232
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(2,195)	(2,331)	(3,773)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(8,463)	(8,675)	(10,542)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(3,954)	(4,037)	(2,593)
Oaktree’s general partner investments in management fee-generating funds	(2,059)	(1,937)	(1,928)
Funds that are no longer paying management fees and co-investments that pay no management fees (2)	(2,680)	(2,663)	(2,148)
Management fee-generating assets under management	$102,043	$104,287	$100,248

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

(2)	This includes certain accounts that pay administrative fees intended to offset Oaktree’s costs related to the accounts.

The period-end weighted average annual management fee rates applicable to the closed-end, open-end and evergreen management fee-generating AUM balances above are set forth below.

	As of
Weighted Average Annual Management Fee Rates:	March 31, 2018	December 31, 2017	March 31, 2017
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.47	1.49	1.50
Open-end funds	0.45	0.46	0.45
Evergreen funds (1)	1.20	1.22	1.22
All Oaktree funds (2)	0.91	0.92	0.92

(1)	Fee rates reflect the applicable asset-based management fee rates, exclusive of quarterly incentive fees on investment income that are included in management fees.

(2)	Excludes DoubleLine funds.

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of March 31, 2018, December 31, 2017 and March 31, 2017, the portion of incentive-creating AUM generating incentives at the fund level was $19.9 billion, $22.0 billion and $21.3 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
Incentive-creating AUM:	(in millions)
Closed-end funds	$26,732	$27,322	$28,943
Evergreen funds	5,688	5,383	3,394
DoubleLine	615	606	597
Total	$33,035	$33,311	$32,934
Three Months Ended March 31, 2018
AUM decreased $2.5 billion, or 2.0%, to $121.4 billion as of March 31, 2018, from $123.9 billion as of December 31, 2017. The decrease primarily reflected $2.2 billion of distributions to closed-end fund investors and $1.7 billion of net outflows from open-end funds, partially offset by $0.7 billion in new capital commitments to closed-end funds and $0.4 billion in market-value gains. Commitments to closed-end funds included $0.4 billion for Oaktree Real Estate Debt Fund II.
Management fee-generating AUM, a forward-looking metric, decreased $2.3 billion, or 2.2%, to $102.0 billion as of March 31, 2018, from $104.3 billion as of December 31, 2017. The decrease primarily reflected $1.7 billion of net outflows from open-end funds and $1.6 billion attributable to closed-end funds in liquidation, partially offset by $0.6 billion from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis and $0.4 billion in favorable foreign-currency translation.
Incentive-creating AUM decreased $0.3 billion, or 0.9%, to $33.0 billion as of March 31, 2018, from $33.3 billion as of December 31, 2017. The decrease reflected an aggregate $2.3 billion decline primarily attributable to distributions by closed-end funds, largely offset by an aggregate $2.0 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Three Months Ended March 31, 2017
AUM increased $0.4 billion, or 0.3%, to $121.2 billion as of March 31, 2017, from $120.8 billion as of December 31, 2016. The increase primarily reflected $1.9 billion in market-value gains, $1.3 billion of capital inflows and fee-generating leverage for closed-end funds and $0.6 billion attributable to DoubleLine, largely offset by $2.6 billion of distributions to closed-end fund investors and $1.0 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, increased $0.1 billion, or 0.1%, to $100.2 billion as of March 31, 2017, from $100.1 billion as of December 31, 2016. The increase primarily reflected $1.1 billion in market-value gains, $0.6 billion attributable to DoubleLine and $0.5 billion from capital drawn by closed-end funds that pay fees based on drawn capital, NAV or cost basis and fee-generating leverage, largely offset by $1.1 billion of net outflows from open-end funds and $1.0 billion attributable to closed-end funds in liquidation.
Incentive-creating AUM decreased $1.3 billion, or 3.8%, to $32.9 billion as of March 31, 2017, from $34.2 billion as of December 31, 2016. The decrease reflected an aggregate $2.7 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $1.4 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2018	2017
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,920,339	$2,014,097
Incentives created (fund level):
Closed-end funds	97,306	190,021
Evergreen funds	13,879	11,497
DoubleLine	—	249
Total incentives created (fund level)	111,185	201,767
Less: incentive income recognized by us	(235,557)	(147,442)
Ending balance	$1,795,967	$2,068,422
Accrued incentives (fund level), net of associated incentive income compensation expense	$868,035	$969,029
As of March 31, 2018 and 2017, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $197.3 million (or 23%) and $179.6 million (19%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of March 31, 2018, $737.2 million, or 85%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period, and approximately 25% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see note 2 for a discussion of the fair-value hierarchy level established by GAAP.
First Quarters Ended March 31, 2018 and 2017
Incentives created (fund level) was $111.2 million for the first quarter of 2018, primarily reflecting $55.5 million of incentives created (fund level) from Credit funds, $37.2 million from Private Equity funds and $18.2 million from Real Asset funds.
Incentives created (fund level) was $201.8 million for the first quarter of 2017, primarily reflecting $147.3 million of incentives created (fund level) from Credit funds, $30.3 million from Private Equity funds and $21.5 million from Real Asset funds.
Uncalled Capital Commitments
As of March 31, 2018, December 31, 2017, and March 31, 2017, uncalled capital commitments were $19.6 billion, $20.5 billion and $21.8 billion, respectively. Invested capital during the quarter and 12 months ended March 31, 2018 aggregated $2.2 billion and $7.7 billion, respectively, as compared with $1.7 billion and $8.3 billion for the comparable prior-year periods.

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
Adjusted Net Income
The following schedules set forth the components of adjusted net income and adjusted net income-OCG, as well as per unit data:

Adjusted Revenues

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues:
Management fees	$202,947	$201,207
Incentive income	235,557	147,442
Investment income	12,652	42,538
Total adjusted revenues	$451,156	$391,187

Adjusted Expenses

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Expenses:
Compensation and benefits	$(104,770)	$(102,136)
Equity-based compensation	(12,993)	(12,521)
Incentive income compensation	(130,442)	(73,144)
General and administrative	(37,437)	(32,469)
Depreciation and amortization	(2,253)	(2,823)
Total adjusted expenses	$(287,895)	$(223,093)

Adjusted Interest and Other Income, Net

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest expense, net of interest income (1)	$(3,410)	$(6,971)
Other income, net	512	41

(1)	Interest income was $2.4 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively.

Adjusted Net Income

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per unit data)
Adjusted net income	$160,363	$161,164
Adjusted net income attributable to OCGH non-controlling interest	(90,629)	(95,494)
Non-Operating Group income (expense)	20	(232)
Adjusted net income-OCG before income taxes	69,754	65,438
Income taxes-OCG	(6,851)	(11,697)
Adjusted net income-OCG	$62,903	$53,741
Adjusted net income per Class A unit	$0.93	$0.85
Weighted average number of Class A units outstanding	67,918	63,022

First Quarter Ended March 31, 2018 Compared to the First Quarter Ended March 31, 2017
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Management Fees:
Closed-end funds	$121,706	$131,708
Open-end funds	38,112	40,144
Evergreen funds	24,916	13,713
DoubleLine	18,213	15,642
Total	$202,947	$201,207

Management fees increased $1.7 million, or 0.8%, to $202.9 million in the first quarter of 2018, from $201.2 million in the first quarter of 2017, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $10.0 million, or 7.6%, to $121.7 million in the first quarter of 2018, from $131.7 million in the first quarter of 2017. The decline reflected an aggregate decrease of $19.3 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $9.3 million principally from the start of the investment period for EPF IV and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds decreased $2.0 million, or 5.0%, to $38.1 million in the first quarter of 2018, from $40.1 million in the first quarter of 2017. The decrease was primarily attributable to net outflows, partially offset by market-value gains.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $11.2 million, or 81.8%, to $24.9 million in the first quarter of 2018, from $13.7 million in the first quarter of 2017, primarily reflecting the BDC acquisition.

•
DoubleLine.    Management fees attributable to DoubleLine increased $2.6 million, or 16.7%, to $18.2 million in the first quarter of 2018, from $15.6 million in the first quarter of 2017, primarily reflecting growth in AUM.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Incentive Income:
Closed-end funds	$235,508	$147,193
Evergreen funds	49	—
DoubleLine	—	249
Total	$235,557	$147,442
Incentive income increased $88.2 million, or 59.8%, to $235.6 million in the first quarter of 2018, from $147.4 million in the first quarter of 2017. The first quarter of 2018 included regular and tax-related incentive income of $131.9 million and $103.7 million, respectively, as compared to $66.0 million and $81.2 million in the first quarter of 2017, respectively.
Investment Income
A summary of investment income is set forth below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Oaktree funds:
Credit	$14,884	$29,198
Private Equity	(812)	3,422
Real Assets	4,950	3,948
Listed Equities	(7,412)	3,687
Non-Oaktree	1,042	2,283
Total investment income	$12,652	$42,538
Investment income decreased $29.8 million, or 70.1%, to $12.7 million in the first quarter of 2018, from $42.5 million in the first quarter of 2017. The decrease primarily reflected lower overall returns on our fund investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $2.7 million, or 2.6%, to $104.8 million in the first quarter of 2018, from $102.1 million in the first quarter of 2017, primarily reflecting expenses relating to the infrastructure investing team that Oaktree acquired in 2014.  In 2017, a portion of the expenses attributable to that team were paid for by a legacy Highstar fund.  That fund stopped paying management fees in the fourth quarter of 2017, and thereafter Oaktree became responsible for all of the expenses of the infrastructure team.
Equity-based Compensation
Equity-based compensation expense increased $0.5 million, or 4.0%, to $13.0 million in the first quarter of 2018, from $12.5 million in the first quarter of 2017.
Incentive Income Compensation
Incentive income compensation expense increased $57.3 million, or 78.4%, to $130.4 million in the first quarter of 2018, from $73.1 million in the first quarter of 2017, primarily reflecting growth in incentive income and a higher overall compensation percentage in the first quarter of 2018.

General and Administrative
General and administrative expense increased $4.9 million, or 15.1%, to $37.4 million in the first quarter of 2018, from $32.5 million in the first quarter of 2017, primarily reflecting higher placement costs associated with fundraising for closed-end funds. Excluding placement costs, general and administrative expense increased $1.4 million, or 4.4%, to $33.2 million from $31.8 million.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.5 million, or 17.9%, to $2.3 million in the first quarter of 2018, from $2.8 million in the first quarter of 2017, primarily reflecting the final amortization of certain leasehold improvements in the first quarter of 2017.
Interest Expense, Net of Interest Income
Interest expense, net decreased $3.6 million, or 51.4%, to $3.4 million in the first quarter of 2018, from $7.0 million in the first quarter of 2017, reflecting the refinancing of our senior notes in the fourth quarter of 2017 and higher interest income.
Adjusted Net Income
ANI decreased $0.8 million, or 0.5%, to $160.4 million in the first quarter of 2018, from $161.2 million in the first quarter of 2017. The decrease primarily reflected $29.8 million in lower investment income and $5.3 million in lower fee-related earnings, partially offset by $30.8 million in higher incentive income, net of incentive income compensation expense (“net incentive income”) and $3.6 million in lower net interest expense. The portion of ANI attributable to our Class A units was $62.9 million, or $0.93 per unit, and $53.7 million, or $0.85 per unit, for the first quarters of 2018 and 2017, respectively.
Income Taxes-OCG
Income taxes decreased $4.8 million, or 41.0%, to $6.9 million in the first quarter of 2018, from $11.7 million in the first quarter of 2017.  The decrease primarily reflected a lower effective tax rate for the first quarter of 2018. The effective tax rates applied to ANI in the first quarters of 2018 and 2017 were 10% and 18%, respectively, resulting from full-year effective rates of 9% and 20%, respectively. The effective tax rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings and certain incentive and investment income rises, and vice versa.

Distributable Earnings
Distributable earnings are set forth below:

	Three Months Ended March 31,
	2018	2017
Distributable Earnings:	(in thousands)

Adjusted net income	$160,363	$161,164
Investment income	(12,652)	(42,538)
Receipts of investment income (1)	38,760	29,095
Equity-based compensation	12,993	12,521
Other (income) expense, net (2)	(2,745)	—
Operating Group income taxes	(2,746)	(1,021)
Distributable earnings	$193,973	$159,221

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

(2)
For distributable earnings purposes, the $22 million make-whole premium charge that was included in ANI in the fourth quarter of 2017 in connection with the early repayment of our 2019 Notes is amortized through the original maturity date of December 2019.

First Quarter Ended March 31, 2018 Compared to the First Quarter Ended March 31, 2017
Distributable earnings increased $34.8 million, or 21.9%, to $194.0 million in the first quarter of 2018, from $159.2 million in the first quarter of 2017, primarily reflecting $30.8 million in higher net incentive income and $9.7 million in higher investment income proceeds, partially offset by $5.3 million in lower fee-related earnings. For the first quarters of 2018 and 2017, investment income proceeds totaled $38.8 million and $29.1 million, respectively. The portion of distributable earnings attributable to our Class A units was $1.18 and $0.88 per unit for the first quarters of 2018 and 2017, respectively, reflecting distributable earnings per Operating Group unit of $1.24 and $1.03, respectively, less costs borne by Class A unitholders for professional fees and other expenses, cash taxes attributable to the Intermediate Holding Companies, and amounts payable pursuant to the tax receivable agreement.
Fee-related Earnings
First Quarter Ended March 31, 2018 Compared to the First Quarter Ended March 31, 2017
Fee-related earnings decreased $5.3 million, or 8.3%, to $58.5 million in the first quarter of 2018, from $63.8 million in the first quarter of 2017, primarily reflecting increases of $4.9 million in general and administrative expense and $2.7 million in compensation and benefits expense, partially offset by $1.7 million in higher management fees. The portion of fee-related earnings attributable to our Class A units was $0.36 and $0.35 per unit for the first quarters of 2018 and 2017, respectively.
The effective tax rates applicable to fee-related earnings for the first quarters 2018 and 2017 were 4% and 15%, respectively, resulting from full-year effective tax rates of 6% and 15%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.

Reconciliation of GAAP to Non-GAAP Results
The following table reconciles net income attributable to Oaktree Capital Group, LLC to adjusted net income, fee-related earnings and distributable earnings.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$52,732	$54,915
Incentive income (1)	83,581	38,536
Incentive income compensation (1)	(45,627)	(38,536)
Investment income (2)	(10,487)	(4,372)
Equity-based compensation (3)	1,628	2,432
Foreign-currency hedging (4)	(2,122)	(1,996)
Acquisition-related items (5)	1,574	1,602
Income taxes (6)	6,397	12,302
Non-Operating Group (income) expense (7)	(20)	232
Non-controlling interests (7)	72,707	96,049
Adjusted net income	160,363	161,164
Incentive income	(235,557)	(147,442)
Incentive income compensation	130,442	73,144
Investment income	(12,652)	(42,538)
Equity-based compensation (8)	12,993	12,521
Interest expense, net of interest income	3,410	6,971
Other (income) expense, net	(512)	(41)
Fee-related earnings	58,487	63,779
Incentive income	235,557	147,442
Incentive income compensation	(130,442)	(73,144)
Receipts of investment income (9)	38,760	29,095
Interest expense, net of interest income	(3,410)	(6,971)
Other (income) expense, net	(2,233)	41
Operating Group income taxes	(2,746)	(1,021)
Distributable earnings	$193,973	$159,221

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income attributable to Oaktree Capital Group, LLC	$52,732	$54,915
Incentive income attributable to OCG (1)	36,346	15,702
Incentive income compensation attributable to OCG (1)	(19,840)	(15,702)
Investment income attributable to OCG (2)	(4,559)	(1,781)
Equity-based compensation attributable to OCG (3)	708	991
Foreign-currency hedging attributable to OCG (4)	(923)	(813)
Acquisition-related items attributable to OCG (5)	684	652
Income taxes (6)	(2,007)	—
Non-controlling interests attributable to OCG (5)	(238)	(223)
Adjusted net income-OCG (7)	62,903	53,741
Incentive income attributable to OCG	(102,432)	(60,078)
Incentive income compensation attributable to OCG	56,723	29,804
Investment income attributable to OCG	(5,502)	(17,334)
Equity-based compensation attributable to OCG (8)	5,650	5,104
Interest expense, net of interest income attributable to OCG	1,256	2,768
Other (income) expense attributable to OCG	(223)	(16)
Non-fee-related earnings income taxes attributable to OCG (9)	5,894	7,911
Fee-related earnings-OCG (7)	24,269	21,900
Incentive income attributable to OCG	102,432	60,078
Incentive income compensation attributable to OCG	(56,723)	(29,804)
Receipts of investment income attributable to OCG	16,855	11,856
Interest expense, net of interest income attributable to OCG	(1,256)	(2,768)
Other (income) expense attributable to OCG	(971)	16
Non-fee-related earnings income taxes attributable to OCG	(5,894)	(7,911)
Distributable earnings-OCG income taxes	(333)	(4,112)
Tax receivable agreement	(3,858)	(5,363)
Income taxes of Intermediate Holding Companies	5,657	11,281
Distributable earnings-OCG (7)	$80,178	$55,173

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

(6)	This adjustment relates to differences in income taxes between adjusted net income-OCG and net income attributable to OCG.

(7)
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

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per unit data)
Fee-related earnings	$58,487	$63,779
Fee-related earnings attributable to OCGH non-controlling interest	(33,054)	(37,788)
Non-Operating Group expenses	(207)	(305)
Fee-related earnings-OCG income taxes	(957)	(3,786)
Fee-related earnings-OCG	$24,269	$21,900
Fee-related earnings per Class A unit	$0.36	$0.35
Weighted average number of Class A units outstanding	67,918	63,022

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per unit data)
Distributable earnings	$193,973	$159,221
Distributable earnings attributable to OCGH non-controlling interest	(109,624)	(94,341)
Non-Operating Group income (expense)	20	(232)
Distributable earnings-OCG income taxes	(333)	(4,112)
Tax receivable agreement	(3,858)	(5,363)
Distributable earnings-OCG	$80,178	$55,173
Distributable earnings per Class A unit	$1.18	$0.88
Weighted average number of Class A units outstanding	67,918	63,022

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

The following table reconciles GAAP revenues to adjusted revenues, fee-related earnings revenues and distributable earnings revenues.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
GAAP revenues	$337,321	$289,585
Consolidated funds (1)	6,178	16,987
Incentive income (2)	83,581	38,536
Investment income (3)	24,076	46,079
Adjusted revenues	451,156	391,187
Incentive income	(235,557)	(147,442)
Investment income	(12,652)	(42,538)
Fee-related earnings revenues	202,947	201,207
Incentive income	235,557	147,442
Receipts of investment income	38,760	29,095
Distributable earnings revenues	$477,264	$377,744

(1)
This adjustment represents amounts attributable to the consolidated funds that were eliminated in consolidation, the reclassification of gains and losses related to foreign-currency hedging activities from general and administrative expense to revenues, the elimination of non-controlling interests from adjusted revenues, and certain compensation and administrative related expense reimbursements netted with expenses.

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

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	As of or for the Three Months Ended March 31, 2018
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$185,415	$17,532	$202,947
Incentive income (1)	151,906	83,651	235,557
Investment income (1)	34,563	(21,911)	12,652
Total expenses (2)	(251,036)	(36,859)	(287,895)
Interest expense, net (3)	(40,579)	37,169	(3,410)
Other income, net (4)	697	(185)	512
Other income of consolidated funds (5)	62,832	(62,832)	—
Income taxes	(6,397)	6,397	—
Net income attributable to non-controlling interests in consolidated funds	(10,725)	10,725	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(73,944)	73,944	—
Net income attributable to Oaktree Capital Group, LLC/Adjusted net income	$52,732	$107,631	$160,363

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $18,213 to management fees, (c) for management fees, reclassifies $1,820 of net losses related to foreign-currency hedging activities from general and administrative expense and $4,205 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for ANI, (d) for incentive income, includes $83,581 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (e) for investment income, includes $10,487 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $1,628 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $1,271, (c) expenses incurred by the Intermediate Holding

Companies of $207, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $45,627, (e) acquisition-related items of $1,574, (f) $117 of net gains related to foreign-currency hedging activities, and (g) $4,205 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for ANI.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to the reclassification of $185 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Three Months Ended March 31, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$180,928	$20,279	$201,207
Incentive income (1)	108,657	38,785	147,442
Investment income (1)	50,451	(7,913)	42,538
Total expenses (2)	(192,562)	(30,531)	(223,093)
Interest expense, net (3)	(48,770)	41,799	(6,971)
Other income, net (4)	4,663	(4,622)	41
Other income of consolidated funds (5)	70,766	(70,766)	—
Income taxes	(12,302)	12,302	—
Net income attributable to non-controlling interests in consolidated funds	(9,692)	9,692	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(97,224)	97,224	—
Net income attributable to Oaktree Capital Group, LLC/Adjusted net income	$54,915	$106,249	$161,164

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $15,642 to management fees and $249 to incentive income, (c) for management fees, reclassifies $415 of net gains related to foreign-currency hedging activities from general and administrative expense, (d) for incentive income, includes $38,536 related to timing differences in the recognition of incentive income between net income attributable to OCG and adjusted net income, and (e) for investment income, includes $4,372 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $2,432 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $1,457, (c) expenses incurred by the Intermediate Holding Companies of $305, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG and adjusted net income of $38,536, (e) acquisition-related items of $1,602, (f) adjustments of $4,661 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $2,452 of net gains related to foreign-currency hedging activities.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) amounts received for contractually reimbursable costs of $4,661 that are classified as other income under GAAP and as expenses for ANI, and (b) the reclassification of $41 in net gains related to foreign-currency hedging activities from general and administrative expense.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of March 31, 2018
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$634,691	$—	$—	$634,691
U.S. Treasury and other securities	229,274	—	—	229,274
Corporate investments	1,548,125	—	(545,924)	1,002,201
Deferred tax assets	243,241	—	—	243,241
Receivables and other assets	716,072	—	(14)	716,058
Assets of consolidated funds	—	6,297,405	(149)	6,297,256
Total assets	$3,371,403	$6,297,405	$(546,087)	$9,122,721
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$367,813	$—	$7,848	$375,661
Due to affiliates	211,736	—	—	211,736
Debt obligations	745,546	—	—	745,546
Liabilities of consolidated funds	—	4,873,974	(3,136)	4,870,838
Total liabilities	1,325,095	4,873,974	4,712	6,203,781
Non-controlling redeemable interests in consolidated funds	—	—	861,864	861,864
Capital:
Unitholders’ capital attributable to OCG	966,722	249,402	(249,402)	966,722
Non-controlling interest in consolidated subsidiaries	1,079,586	301,397	(301,397)	1,079,586
Non-controlling interest in consolidated funds	—	872,632	(861,864)	10,768
Total capital	2,046,308	1,423,431	(1,412,663)	2,057,076
Total liabilities and capital	$3,371,403	$6,297,405	$(546,087)	$9,122,721

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
	(in thousands)
Oaktree funds:
Credit	$922,287	$937,277	$924,975
Private Equity	245,450	247,546	258,064
Real Assets	148,215	263,732	140,569
Listed Equities	126,777	137,941	122,572
Non-Oaktree	75,451	82,096	100,945
Total corporate investments – Non-GAAP	1,518,180	1,668,592	1,547,125
Adjustments (1)	29,945	22,957	3,802
Total corporate investments – Oaktree and operating subsidiaries	1,548,125	1,691,549	1,550,927
Eliminations	(545,924)	(681,918)	(493,433)
Total corporate investments – Consolidated	$1,002,201	$1,009,631	$1,057,494

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners and (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements. As of March 31, 2018, Oaktree and its operating subsidiaries had $864 million of cash and U.S. Treasury and other securities, and $746 million in outstanding debt, which included no borrowings outstanding against its $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $1.5 billion as of March 31, 2018.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of March 31, 2018, corporate investments of $1.5 billion included unrealized investment income proceeds of $369.8 million, of which $157.1 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
We use distributable earnings, which is derived from ANI, to assess performance and assist in the determination of equity distributions from the Operating Group. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. Additionally, certain evergreen funds pay incentives, if any, in the fourth quarter of the year. As a result, the distribution amount for any given period is likely to vary materially due to these and other factors.
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
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are discussed below.
Operating Activities
Operating activities provided $147.7 million and used $245.6 million of cash in the first three months of 2018 and 2017, respectively. These amounts principally reflected net income in each respective period and net purchases of securities of the consolidated funds.
Investing Activities
Investing activities provided $80.1 million and $228.3 million of cash in the first three months of 2018 and 2017, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $52.5 million and net proceeds of $160.7 million for the first three months of 2018 and 2017, respectively. Corporate investments in funds and companies of $76.1 million and $8.2 million for the first three months of 2018 and 2017, respectively, consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Funds	$84,882	$148,891
Eliminated in consolidation	(8,733)	(140,741)
Total investments	$76,149	$8,150

Distributions and proceeds from corporate investments in funds and companies of $209.0 million and $80.0 million for the first three months of 2018 and 2017, respectively, consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Funds	$219,330	$96,717
Eliminated in consolidation	(10,324)	(16,719)
Total proceeds	$209,006	$79,998

Purchases of fixed assets were $0.2 million and $4.3 million for the first three months of 2018 and 2017, respectively.
Financing Activities
Financing activities used $125.8 million and $14.8 million of cash in the first three months of 2018 and 2017, respectively, and included: (a) net distributions to non-controlling interests in consolidated funds of $33.6 million and net contributions from non-controlling interests in consolidated funds $25.0 million; (b) distributions to unitholders of $127.4 million and $112.2 million; (c) net unit purchases of $10.2 million and $9.7 million; and (d) proceeds from CLO debt obligations of $505.5 million and $412.5 million and repayments of $455.7 million and $412.5 million. Additionally, the first three months of 2017 included net borrowings on credit facilities of the consolidated funds of $83.2 million.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our Class A unitholders pursuant to our distribution policy. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our Class A units in open market or privately negotiated purchases or otherwise, redeem our Class A units pursuant to the terms of our operating agreement, or repurchase OCGH units. Our board of directors has authorized our executive committee to make decisions in its discretion to repurchase our Class A units, from time to time, on an opportunistic basis.
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
In March 2018, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Third Amendment, the “Credit Agreement”). The Credit Agreement consists of a $150 million fully-funded term loan, and a $500 million revolving credit facility (the “Revolver”). The Fourth Amendment extended the maturity date of the Credit Agreement from March 31, 2021 to March 29, 2023, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fourth Amendment also favorably updated the commitment fee in the corporate ratings-based pricing grid. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.10% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fourth Amendment) covenants regarding a maximum leverage ratio of 3.50-to-1.00 and a minimum required level of assets under management (as defined in the credit agreement). The Fourth Amendment increased the maximum leverage ratio to 3.50-to-1.00 and made certain other amendments to the provisions of the Credit Agreement. As of March 31, 2018, we had no outstanding borrowings under our $500 million revolving credit facility.
In December 2017, our indirect subsidiary, Oaktree Capital Management, L.P., issued and sold to certain accredited investors $250 million of 3.78% senior notes due 2032 (the “2032 Notes”). The 2032 Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by our indirect subsidiaries, Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. The proceeds from the sale of the 2032 Notes and cash on hand were used to redeem the $250 million of 6.75% Senior Notes due 2019 and to pay the related make-whole premium to holders thereof. In connection with the Notes offering, we entered into a cross-currency swap agreement to euros, reducing the interest cost to 1.95% per year. The 2032 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2032 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2032 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2032 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.

In July 2016, Oaktree Capital Management, L.P., issued and sold to certain accredited investors $100 million of 3.69% senior notes due July 12, 2031 (the “2031 Notes”). The 2031 Notes are senior unsecured obligations of the issuer, jointly and severally guaranteed by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. pursuant to a note and guaranty agreement. The proceeds from the sale of the 2031 Notes were used to simultaneously repay $100 million of borrowings outstanding under our $250 million term loan due March 31, 2021. The 2031 Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the 2031 Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the 2031 Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the 2031 Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
In September 2014, Oaktree Capital Management, L.P. issued and sold to certain accredited investors $50 million aggregate principal amount of 3.91% Senior Notes, Series A, due September 3, 2024 (the “Series A Notes”), $100 million aggregate principal amount of 4.01% Senior Notes, Series B, due September 3, 2026 (the “Series B Notes”) and $100 million aggregate principal amount of 4.21% Senior Notes, Series C, due September 3, 2029 (the “Series C Notes” and together with the Series A Notes and the Series B Notes, the “Senior Notes”) pursuant to a note and guarantee agreement. The Senior Notes are senior unsecured obligations of the issuer, guaranteed on a joint and several basis by Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. Interest on the 2014 Notes is payable semi-annually. The Senior Notes provide for certain affirmative and negative covenants, including financial covenants relating to the issuer’s and guarantors’ combined leverage ratio and minimum assets under management. In addition, the Senior Notes contain customary representations and warranties of the issuer and the guarantors, and customary events of default, in certain cases, subject to cure periods. The issuer may prepay all, or from time to time any part of, the Senior Notes at any time, subject to the issuer’s payment of the applicable make-whole amount determined with respect to such principal amount prepaid. Upon the occurrence of a change of control, the issuer will be required to make an offer to prepay the Senior Notes together with the applicable make-whole amount determined with respect to such principal amount prepaid.
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of March 31, 2018, we were required to maintain approximately $117.8 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
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
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of March 31, 2018, future payments of this nature were estimated to aggregate $17.3 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $36.8 million over the period ending approximately in 2034 with respect to the initial public offering, $51.1 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $38.6 million over the period ending approximately in 2036 with respect to the public offering in March 2014, $32.5 million over the period ending approximately in 2037 with respect to the public offering in March 2015, and $34.3 million over the period ending approximately in 2040 with respect to the public offering in February 2018. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
No amounts were paid under the tax receivable agreement during the three months ended March 31, 2018.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2018:

	Last Nine Months of 2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$13,772	$36,085	$29,937	$75,174	$154,968
Debt obligations payable (2)	—	—	—	750,000	750,000
Interest obligations on debt (3)	20,726	55,270	48,787	177,767	302,550
Tax receivable agreement	20,196	30,225	32,697	127,453	210,571
Contingent consideration (4)	16,203	—	—	—	16,203
Commitments to Oaktree and third-party funds (5)	360,316	—	—	—	360,316
Subtotal	431,213	121,580	111,421	1,130,394	1,794,608
Consolidated Funds:
Debt obligations payable (2)	—	—	—	870,098	870,098
Interest obligations on debt (3)	21,642	57,712	57,712	163,345	300,411
Debt obligations of CLOs (2)	99,729	—	—	3,144,310	3,244,039
Interest on debt obligations of CLOs (3)	55,703	146,348	146,348	414,014	762,413
Commitments to fund investments (6)	7,540	—	—	—	7,540
Total	$615,827	$325,640	$315,481	$5,722,161	$6,979,109

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

(4)
This represents the undiscounted contingent consideration obligation as of March 31, 2018 related to the 2014 Highstar acquisition, which is payable in a combination of cash and fully-vested OCGH units. The amount of the contingent consideration obligation is based on the achievement of certain performance targets over a period of up to seven years from the acquisition date. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2018 column.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2018.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 17 for information on our commitments and contingencies.
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
The table below summarizes the fair value of the investments and other financial instruments held by our consolidated funds by fund structure and fair-value hierarchy levels and the debt obligations of our CLOs for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of March 31, 2018	Level I	Level II	Level III	Total

Closed-end funds	$3,833	$4,792,867	$124,211	$4,920,911
Open-end funds	1,880	529,945	61,999	593,824
Evergreen funds	131,433	(173)	—	131,260
Total	$137,146	$5,322,639	$186,210	$5,645,995

CLO debt obligations	$—	$(3,318,869)	$—	$(3,318,869)

As of December 31, 2017
Closed-end funds	$4,430	$4,598,334	$117,527	$4,720,291
Open-end funds	3,813	548,361	48,788	600,962
Evergreen funds	131,598	(87)	121,087	252,598
Total	$139,841	$5,146,608	$287,402	$5,573,851

CLO debt obligations	$—	$(3,219,592)	$—	$(3,219,592)

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

Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2018, we had investments, at fair value of $5.7 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $571.8 million. Of this decline, approximately $223.1 million would impact net income attributable to Oaktree Capital Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the three months ended March 31, 2018 and 2017, NAV-based management fees represented approximately 36% and 32%, respectively, of total management fees. Based on investments held as of March 31, 2018, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.9 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
Impact on Incentive Income (before consolidation of funds)
Incentive income is recognized only when it is probable that a significant reversal will not occur, which in the case of (a) our closed-end funds, generally occurs only after all contributed capital and an annual preferred return on that capital (typically 8%) have been distributed to the fund’s investors and (b) our active evergreen funds, generally occurs as of December 31, based on the increase in the fund’s NAV during the year, subject to any high-water marks or hurdle rates. In the case of closed-end funds, the link between short-term fluctuations in market values and a particular period’s incentive income may in part be indirect. Thus the effect on incentive income of a 10% decline in market values is not readily quantifiable. A decline in market values would be expected to cause a decline in incentive income.
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of March 31, 2018, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $322.4 million decrease in the amount of investment income. The estimated decline of $322.4 million is greater than 10% of the March 31, 2018 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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

We estimate that for the three months ended March 31, 2018, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $3.0 million;

•	our operating expenses would have increased by $3.3 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.2 million; and

•	our income tax expense would have decreased by less than $0.1 million.
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
Interest-rate Risk
As of March 31, 2018, Oaktree and its operating subsidiaries had $745.5 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of March 31, 2018, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $864.0 million of aggregate cash and U.S. Treasury and other securities as of March 31, 2018, we estimate that Oaktree and its operating subsidiaries would generate an additional $8.6 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2018, the consolidated funds had $4.1 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $37.6 million in the event interest rates were to increase by 100 basis points.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal Actions” in note 17 to our condensed consolidated financial statements included elsewhere in this quarterly report, which section is incorporated herein by reference. Also, please see “Item 1A. Risk Factors—Risks Related to Our Business—Extensive regulation in the United States and abroad affects our activities and creates the potential for significant liabilities and penalties that could adversely affect our business and results of operations” in our annual report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued.  Accordingly, we issued 113,801 Class B units to OCGH on March 28, 2018, which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of March 31, 2018
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
Credit	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)	TBD	—	$8,872	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	81	63	756	81	2,933	3,474	—	146	2,399	35.6%	21.6%	1.4x
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	528	1,671	3,923	3,853	—	—	5,092	5.3	2.7	1.2
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	835	2,020	1,507	1,568	52	—	1,868	8.7	5.8	1.4
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	607	1,511	204	198	16	—	101	13.6	11.3	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,527	6,102	932	1,036	208	284	313	13.0	9.1	1.6
Special Account A	Nov. 2008	Oct. 2012	253	nm	100	314	542	25	39	57	5	—	28.0	22.8	2.3
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	8,995	17,844	995	824	1,554	194	—	21.9	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,479	4,742	335	—	87	—	501	10.2	7.5	1.5
Legacy funds (8)	Various	Various	12,495	nm	100	10,458	22,925	28	—	1,557	6	—	23.6	18.5	1.9
													22.0%	16.1%
Private/Alternative Credit
Oaktree European Capital Solutions Fund (7)(9)(10)	Dec. 2015	Dec. 2018	€703	80%	64%	€28	€155	€291	€355	€—	€4	€281	11.5%	7.3%	1.1x
Oaktree European Dislocation Fund (10)	Oct. 2013	Oct. 2016	€294	nm	57	€41	€187	€36	€21	€3	€4	€13	20.6	14.8	1.3
Special Account E (10)	Oct. 2013	Apr. 2015	€379	nm	69	€64	€301	€24	€9	€4	€6	€1	14.3	11.1	1.3
													15.1%	11.0%

Oaktree Mezzanine Fund IV (9)	Oct. 2014	Oct. 2019	$852	76%	71%	$93	$111	$587	$560	$—	$15	$567	12.2%	8.6%	1.2x
Oaktree Mezzanine Fund III (11)	Dec. 2009	Dec. 2014	1,592	nm	89	462	1,777	108	116	17	30	39	15.3	10.4 / 9.2	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	492	1,529	71	—	—	—	144	10.9	7.4	1.6
OCM Mezzanine Fund (12)	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.1%	8.8%
Emerging Markets Debt
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2017	$384	nm	78%	$125	$281	$142	$104	$—	$22	$83	17.1%	11.7%	1.5x
Special Account F	Jan. 2014	Sep. 2017	253	nm	96	80	236	86	85	—	16	47	16.6	11.9	1.4
													16.9%	11.8%
Private Equity
Corporate Private Equity
Oaktree European Principal Fund IV (7)(10)(13)	Jul. 2017	Jul. 2022	€1,119	77%	63%	€(22)	€2	€674	€1,085	€—	€—	€722	nm	nm	1.0x
Oaktree European Principal Fund III (10)	Nov. 2011	Nov. 2016	€3,164	nm	85	€2,248	€1,533	€3,464	€2,682	€—	€437	€2,222	18.9%	12.9%	2.0
OCM European Principal Opportunities Fund II (10)	Dec. 2007	Dec. 2012	€1,759	nm	100	€354	€1,866	€220	€584	€29	€—	€729	8.0	3.9	1.4
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.3%	8.8%

			As of March 31, 2018
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)

Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	$1,106	81%	77%	$58	$1	$904	$1,078	$—	$—	$923	11.5%	6.0%	1.1x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	66	556	651	610	361	24	80	270	23.0	15.1	1.9
Legacy funds (8)	Various	Various	1,470	nm	63	1,689	2,616	—	—	123	—	—	35.1	27.4	2.8
													34.5%	26.2%
Special Situations
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	$1,377	88%	53%	$205	$160	$777	$1,271	$—	$40	$627	40.0%	22.7%	1.4x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$456	$1,730	$1,312	$1,435	$50	$—	$2,086	7.3%	3.2%	1.3x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	199	423	236	246	21	—	262	10.4	7.2	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	3,052	6,156	224	—	553	43	—	12.5	9.1	2.1
Legacy funds (8)	Various	Various	3,701	nm	100	2,710	6,404	7	—	407	1	—	14.4	11.1	1.8
													13.1%	9.3%
Real Assets
Real Estate
Oaktree Real Estate Opportunities Fund VII (13)(14)	Jan. 2016	Jan. 2020	$2,921	66%	20%	$259	$239	$604	$2,634	$—	$50	$371	nm	nm	1.7x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,324	2,104	1,897	1,461	70	186	1,442	15.3%	10.3%	1.6
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	991	2,018	256	136	140	49	—	17.4	12.9	1.9
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	199	419	44	—	15	4	—	14.6	12.6	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	383	766	67	62	59	13	—	15.7	10.6	2.0
Legacy funds (8)	Various	Various	2,341	nm	99	2,010	4,324	2	—	232	—	—	15.2	11.9	1.9
													15.5%	11.9%

Oaktree Real Estate Debt Fund II (9)(13)	Mar. 2017	Mar. 2020	$1,627	47%	10%	$15	$52	$156	$837	$—	$2	$146	nm	nm	1.1x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	81	166	581	487	594	10	14	362	23.1%	17.3%	1.2
Oaktree PPIP Fund (15)	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Special Account G (Real Estate Income) (9)(13)	Oct. 2016	Oct. 2020	$615	66%	66%	$45	$46	$404	$384	$—	$7	$389	nm	nm	1.1

Infrastructure
Highstar Capital IV (16)	Nov. 2010	Nov. 2016	$2,000	nm	100%	$437	$696	$1,741	$1,336	$—	$—	$1,974	11.0%	6.7%	1.4x
									29,516	(10)	1,761	(10)
							Other (17)		8,187		7
							Total (18)		$37,703		$1,768

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings, if any, outstanding, under a fund-level credit facility where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended March 31, 2018 was $0.9 billion.

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

(8)
Legacy funds represent certain predecessor funds within the relevant strategy or product that have substantially or completely liquidated their assets, including funds managed by certain Oaktree investment professionals while employed at the Trust Company of the West prior to Oaktree’s founding in 1995. When these employees joined Oaktree upon, or shortly after, its founding, they continued to manage the fund through the end of its term pursuant to a sub-advisory relationship between the Trust Company of the West and Oaktree.

(9)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of March 31, 2018 management fee-generating AUM included only that portion of committed capital that had been drawn.

(10)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the March 31, 2018 spot rate of $1.23.

(11)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 9.2%. The combined net IRR for Class A and Class B interests was 9.8%.

(12)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(13)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through March 31, 2018 was less than 24 months.

(14)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(15)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of March 31, 2018, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(17)	This includes our closed-end Senior Loan funds, CLOs, a non-Oaktree fund and certain separate accounts and co-investments.

(18)
The total excludes one closed-end fund with management fee-generating AUM of $135 million as of March 31, 2018, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Mar. 31, 2018	Twelve Months Ended March 31, 2018			Since Inception through March 31, 2018
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)
Credit
High Yield Bonds
U.S. High Yield Bonds	1986	$14,741	3.0%	2.5%	3.7%	9.1%	8.6%	8.3%	0.79	0.57
Global High Yield Bonds	2010	3,898	3.6	3.1	4.0	7.0	6.5	6.7	1.11	1.09
European High Yield Bonds	1999	890	5.2	4.6	5.3	8.0	7.4	6.3	0.72	0.46

Convertibles
U.S. Convertibles	1987	2,205	7.2	6.7	10.6	9.3	8.8	8.3	0.50	0.38
Non-U.S. Convertibles	1994	1,449	5.2	4.6	2.2	8.2	7.7	5.5	0.79	0.40
High Income Convertibles	1989	987	5.4	4.8	3.7	11.2	10.4	8.1	1.06	0.60

Senior Loans
U.S. Senior Loans	2008	672	4.9	4.3	4.6	6.0	5.5	5.3	1.13	0.67
European Senior Loans	2009	1,661	2.4	1.9	3.0	7.6	7.1	8.3	1.66	1.69

Multi-Strategy Credit
Multi-Strategy Credit (2)	Various	2,890	nm	nm	nm	nm	nm	nm	nm	nm

Listed Equities
Emerging Markets Equities
Emerging Markets Equities	2011	4,055	26.0	25.0	24.9	3.8	3.0	2.7	0.19	0.14
Total		$33,448

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)	Includes Global Credit Fund and individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).

Evergreen Funds

		As of March 31, 2018			Twelve Months Ended March 31, 2018		Since Inception through March 31, 2018
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception				Rates of Return (1)		Annualized Rates of Return (1)
					Gross	Net	Gross	Net
		(in millions)
Credit
Private/Alternative Credit
Strategic Credit (2).	2012	$5,044	$4,709	$3	12.8%	10.1%	9.4%	6.9%

Distressed Debt
Value Opportunities	2007	1,135	1,056	5	13.0	10.1	9.7	5.9

Emerging Markets Debt
Emerging Markets Debt (3)	2015	771	207	8	13.4	10.3	15.5	12.1

Listed Equities
Value/Other Equities
Value Equities (4)	2012	475	452	—	25.1	18.1	20.9	15.1
			6,424	16
Other (5)			686	7
Restructured funds			—	5
Total (2)			$7,110	$28

(1)	Returns represent time-weighted rates of return.

(2)
Includes our publicly-traded BDCs and one closed-end fund with $141 million and $135 million of AUM and management fee-generating AUM, respectively. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude our publicly-traded BDCs.

(3)
Includes the Emerging Markets Debt Total Return and Emerging Markets Opportunities products. The rates of return reflect the performance of a composite of accounts for the Emerging Markets Debt Total Return product, including a single account with a December 2014 inception date.

(4)	Includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.

(5)	Includes the Emerging Markets Absolute Return product and certain Real Estate and Multi-Strategy Credit accounts.

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
Date: May 4, 2018

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

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

10.1
Fourth Amendment to Credit Agreement, dated as of March 29, 2018, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2018).

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