Form 10-Q
period 2018-06-30
Oaktree Capital Group, LLC
filed 2018-08-01
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of July 30, 2018, there were 71,159,613 Class A units and 85,998,094 Class B units of the registrant outstanding.

1

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our Series A preferred units and our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general political, economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (“annual report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2018, which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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
“common units” or “common unitholders” refer to the Class A common units of OCG or Class A common unitholders, respectively, unless otherwise specified.
“preferred units” or “preferred unitholders” refer to the Series A preferred units of OCG or Series A preferred unitholders, respectively, unless otherwise specified.
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

“Class A units” refer to the common units of OCG designated as Class A units.
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

“Relevant Benchmark” refers, with respect to:

•	our U.S. High Yield Bond product, to the FTSE US High-Yield Cash-Pay Capped Index;

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

•	our High Income Convertible Securities strategy, to the FTSE US High-Yield Market Index; and

•	our Emerging Markets Equities strategy, to the Morgan Stanley Capital International Emerging Markets Index (Net).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2018	December 31, 2017
Assets
Cash and cash-equivalents	$559,425	$481,631
U.S. Treasury and other securities	272,503	176,602
Corporate investments (includes $60,998 and $50,778 measured at fair value as of June 30, 2018 and December 31, 2017, respectively)	1,011,846	1,009,631
Due from affiliates	148,405	223,224
Deferred tax assets	243,124	202,460
Other assets	582,261	564,529
Assets of consolidated funds:
Cash and cash-equivalents	286,730	477,834
Investments, at fair value	5,744,178	5,660,540
Dividends and interest receivable	20,842	21,144
Due from brokers	57,034	54,289
Receivable for securities sold	121,069	141,582
Derivative assets, at fair value	2,848	731
Other assets	765	599
Total assets	$9,051,030	$9,014,796
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$172,552	$274,984
Accounts payable, accrued expenses and other liabilities	158,923	158,716
Due to affiliates	211,671	177,873
Debt obligations	745,654	746,274
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	23,115	18,111
Payables for securities purchased	552,511	580,906
Securities sold short, at fair value	49,160	86,467
Derivative liabilities, at fair value	640	953
Distributions payable	7,789	7,354
Borrowings under credit facilities	863,465	862,401
Debt obligations of CLOs	3,319,547	3,219,592
Total liabilities	6,105,027	6,133,631
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	795,587	860,548
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of June 30, 2018	173,669	—
Class A units, no par value, unlimited units authorized, 71,174,973 and 65,310,226 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Class B units, no par value, unlimited units authorized, 86,007,356 and 90,975,687 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Paid-in capital	871,776	788,413
Retained earnings	62,579	80,128
Accumulated other comprehensive income	420	443
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,108,444	868,984
Non-controlling interests in consolidated subsidiaries	1,035,253	1,121,237
Non-controlling interests in consolidated funds	6,719	30,396
Total unitholders’ capital	2,150,416	2,020,617
Total liabilities and unitholders’ capital	$9,051,030	$9,014,796

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Management fees	$178,096	$180,028	$363,511	$360,956
Incentive income	35,187	454,027	187,093	562,684
Total revenues	213,283	634,055	550,604	923,640
Expenses:
Compensation and benefits	(105,073)	(102,002)	(213,827)	(206,489)
Equity-based compensation	(15,246)	(14,748)	(29,867)	(29,701)
Incentive income compensation	(15,218)	(266,556)	(100,033)	(301,164)
Total compensation and benefits expense	(135,537)	(383,306)	(343,727)	(537,354)
General and administrative	(39,444)	(34,388)	(72,408)	(66,607)
Depreciation and amortization	(6,551)	(3,004)	(12,953)	(6,828)
Consolidated fund expenses	(3,074)	(2,728)	(6,554)	(5,199)
Total expenses	(184,606)	(423,426)	(435,642)	(615,988)
Other income (loss):
Interest expense	(35,469)	(44,251)	(76,048)	(93,021)
Interest and dividend income	67,980	51,914	130,599	99,874
Net realized gain (loss) on consolidated funds’ investments	(17,296)	235	(2,697)	(1,637)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(31,105)	28,453	(45,491)	53,131
Investment income	56,923	49,106	91,486	99,557
Other income, net	914	4,898	1,611	9,561
Total other income	41,947	90,355	99,460	167,465
Income before income taxes	70,624	300,984	214,422	475,117
Income taxes	(4,867)	(5,541)	(11,264)	(17,843)
Net income	65,757	295,443	203,158	457,274
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	7,360	(3,861)	(3,365)	(13,553)
Net income attributable to non-controlling interests in consolidated subsidiaries	(41,996)	(174,258)	(115,940)	(271,482)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$31,121	$117,324	$83,853	$172,239

Distributions declared per Class A unit	$0.96	$0.71	$1.72	$1.34
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.44	$1.83	$1.21	$2.71
Weighted average number of Class A units outstanding	71,177	64,193	69,556	63,611

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$65,757	$295,443	$203,158	$457,274
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	129	(997)	(90)	(5,654)
Unrealized gain on interest rate swap designated as cash flow hedge	—	—	—	60
Other comprehensive income (loss), net of tax	129	(997)	(90)	(5,594)
Total comprehensive income	65,886	294,446	203,068	451,680
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	7,360	(3,861)	(3,365)	(13,553)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(42,062)	(173,657)	(115,873)	(268,157)
Comprehensive income attributable to OCG Class A unitholders	$31,184	$116,928	$83,830	$169,970

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$203,158	$457,274
Adjustments to reconcile net income to net cash used in operating activities:
Adoption of revenue recognition standard	48,709	—
Investment income	(91,486)	(99,557)
Depreciation and amortization	12,953	6,828
Equity-based compensation	29,867	29,701
Net realized and unrealized (gain) loss from consolidated funds’ investments	48,188	(51,494)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(2,020)	(1,925)
Income distributions from corporate investments in funds and companies	126,810	95,987
Other non-cash items	777	1,033
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in other assets	(1,129)	9,647
Increase in net due to affiliates	74,328	70,898
Decrease in accrued compensation expense	(103,355)	(103,821)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,096)	10,862
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Decrease in dividends and interest receivable	528	1,600
(Increase) decrease in due from brokers	(2,745)	33,035
(Increase) decrease in receivables for securities sold	20,183	(104,783)
Increase in other assets	(151)	(390)
Increase in accounts payable, accrued expenses and other liabilities	5,191	7,289
Increase (decrease) in payables for securities purchased	(20,588)	230,157
Purchases of securities	(2,474,617)	(2,623,756)
Proceeds from maturities and sales of securities	2,101,594	1,957,708
Net cash used in operating activities	(28,901)	(73,707)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(338,039)	(413,029)
Proceeds from maturities and sales of U.S. Treasury and other securities	242,074	615,599
Corporate investments in funds and companies	(145,041)	(22,799)
Distributions and proceeds from corporate investments in funds and companies	216,456	133,653
Purchases of fixed assets	(1,441)	(14,030)
Net cash provided by (used in) investing activities	(25,991)	299,394

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Net proceeds from issuance of Class A units	$219,750	$—
Purchase of OCGH units	(219,525)	—
Repurchase and cancellation of units	(10,833)	(9,697)
Distributions to Class A unitholders	(121,757)	(85,942)
Distributions to OCGH unitholders	(165,264)	(154,484)
Distributions to non-controlling interests	(2,555)	(2,342)
Net proceeds from issuance of preferred units	173,669	—
Payment of debt issuance costs	(2,235)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	107,177	95,932
Distributions to non-controlling interests	(197,806)	(32,802)
Proceeds from debt obligations issued by CLOs	633,055	1,208,863
Payment of debt issuance costs	(1,771)	(3,706)
Repayment on debt obligations issued by CLOs	(456,963)	(1,243,433)
Borrowings on credit facilities	—	254,000
Repayments on credit facilities	—	(25,207)
Net cash provided by (used in) financing activities	(45,058)	1,182
Effect of exchange rate changes on cash	(1,045)	15,733
Net increase (decrease) in cash and cash-equivalents	(100,995)	242,602
Deconsolidation of funds	(12,315)	—
Cash and cash-equivalents, beginning balance	959,465	959,200
Cash and cash-equivalents, ending balance	$846,155	$1,201,802

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$559,425	$600,104
Cash and cash-equivalents – Consolidated Funds	286,730	601,698
Total cash and cash-equivalents	$846,155	$1,201,802

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC						Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2017	65,310	90,976	$—	$788,413	$80,128	$443	$1,121,237	$30,396	$2,020,617
Activity for the six months ended June 30, 2018:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	20,355	—	28,354	—	48,709
Issuance of units	6,150	114	173,669	219,750	—	—	—	—	393,419
Cancellation of units associated with forfeitures	(85)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(200)	(5,083)	—	(227,507)	—	—	(2,851)	—	(230,358)
Purchase of non-controlling interests in subsidiary	—	—	—	(1,320)	—	—	(1,596)	—	(2,916)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	6,051	—	—	—	—	6,051
Equity reallocation between controlling and non-controlling interests	—	—	—	73,755	—	—	(73,755)	—	—
Capital increase related to equity-based compensation	—	—	—	12,634	—	—	15,810	—	28,444
Distributions declared	—	—	—	—	(121,757)	—	(167,819)	(22,833)	(312,409)
Net income	—	—	—	—	83,853	—	115,940	(844)	198,949
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(23)	(67)	—	(90)
Unitholders’ capital as of June 30, 2018	71,175	86,007	$173,669	$871,776	$62,579	$420	$1,035,253	$6,719	$2,150,416

Unitholders’ capital as of December 31, 2016	63,032	91,758	$—	$749,618	$54,494	$1,793	$1,050,319	$28,947	$1,885,171
Activity for the six months ended June 30, 2017:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	(352)	352	—	—	—	—
Issuance of units	1,350	496	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(17)	—	—	—	—	—	—	—	—
Cancellation of units	—	(140)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(180)	(71)	—	(7,194)	—	—	(2,503)	—	(9,697)
Equity reallocation between controlling and non-controlling interests	—	—	—	9,499	—	—	(9,499)	—	—
Capital increase related to equity-based compensation	—	—	—	11,895	—	—	17,140	—	29,035
Distributions declared	—	—	—	—	(85,942)	—	(156,826)	(1,145)	(243,913)
Net income	—	—	—	—	172,239	—	271,482	950	444,671
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,293)	(3,361)	—	(5,654)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	24	36	—	60
Unitholders’ capital as of June 30, 2017	64,185	92,043	$—	$763,466	$141,143	$(476)	$1,166,788	$28,752	$2,099,673

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
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
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company is owned by its Class A and Class B unitholders and its preferred unitholders. Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the Company’s senior executives, current and former employees, and certain other investors (collectively, the “OCGH unitholders”). The Company’s operations are conducted through a group of operating entities collectively referred to as the “Oaktree Operating Group.” OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. Class A units are entitled to one vote per unit. Class B units are entitled to ten votes per unit and do not represent an economic interest in the Company. The number of Class B units held by OCGH increases or decreases in response to corresponding changes in OCGH’s economic interest in the Oaktree Operating Group; consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements.
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
June 30, 2018
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
June 30, 2018
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
June 30, 2018
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
June 30, 2018
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
June 30, 2018
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
June 30, 2018
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
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company expects to adopt the guidance in the first quarter of 2019 under the simplified transition method approved by the FASB in March 2018. The simplified transition method allows companies to forgo the comparative reporting requirements initially required under the modified retrospective transition approach and apply the new guidance prospectively. The Company does not expect that adoption will have a material impact on the consolidated statements of operations because all of the Company’s leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a significant gross-up in total assets and total liabilities on the consolidated statements of financial position. The gross-up impact as of June 30, 2018 is estimated to be approximately $129 million, which represents the aggregate discounted amount of the Company’s minimum lease payments under lease obligations as of June 30, 2018.
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
June 30, 2018
($ in thousands, except where noted)

revenues on a gross basis with an equal offset to expenses in the consolidated statements of operations. Please see note 4 for more information on revenues.
3. ACQUISITIONS
On October 17, 2017, the Company completed a transaction in which it became the new investment adviser to two business development companies (the “BDCs”): Oaktree Specialty Lending Corporation (NASDAQ: OCSL) and Oaktree Strategic Income Corporation (NASDAQ: OCSI). Upon the closing of the transaction (the “BDC acquisition”), the Company paid $320.0 million in cash to Fifth Street Management LLC (“FSM”), net of certain transaction-related expenses, for all of FSM’s right, title and interest in specified business records related to FSM’s then-existing investment advisory agreements with each BDC. The transaction was accounted for as an asset acquisition. The net purchase price was $319.4 million, consisting of the $320.0 million cash payment, net of certain transaction-related expenses and reimbursements received from the seller. Substantially all of the purchase price was allocated to finite-lived contractual rights. While FSM pledged cash and other assets with an estimated fair value of $56.2 million to indemnify the Company or the BDCs against potential claims or assessments, the Company determined that the amount of the potential liability associated with these claims could not be reasonably estimated as of the acquisition date so no amounts were recognized in purchase accounting related to the indemnification agreement.
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
June 30, 2018
($ in thousands, except where noted)

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
The ultimate amount of management fees that will be earned over the life of the contract is subject to a large number and broad range of possible outcomes due to market volatility and other factors outside of the Company’s control. However, the amount of revenue earned in any given period is generally determined at the end of each reporting period and relates to services performed during that period. The impact on management fees as a result of applying the new revenue standard for the three and six months ended June 30, 2018 was an increase of $2.5 million and $6.7 million, respectively. This amount relates to the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Such costs are presented in compensation and benefits and general and administrative expenses.
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. Incentive income is recognized when it is probable that a significant reversal will not occur. Revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Potential incentive income is highly susceptible to market volatility, the judgment and actions of third parties, and other factors outside of the Company’s control. The Company’s experience has demonstrated little predictive value in the amount of potential incentive income ultimately earned due to the highly uncertain nature of returns inherent in the markets and contingencies associated with many realization events. As a result, the amount of incentive income recognized in any given period is generally determined after giving consideration to a number of factors, including whether the fund is in its investment or liquidation period, and the nature and level of risk associated with changes in fair value of the remaining assets in the fund. In general, it would be unlikely that any amount of potential incentive income would be recognized until (a) the uncertainty is resolved or (b) the fund is near final liquidation, assets are under contract for sale or are of low risk of significant fluctuation in fair value, and the assets are significantly in excess of the threshold at which incentive income would be earned. The impact on incentive income as a result of applying the new revenue standard for the three and six months ended June 30, 2018 was a decrease of $0.1 million and $47.0 million, respectively.
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
June 30, 2018
($ in thousands, except where noted)

The following schedule presents revenues disaggregated by fund structure, each of which is affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management Fees
Closed-end	$117,423	$126,257	$240,810	$253,978
Open-end	36,557	40,283	74,109	80,228
Evergreen	24,116	13,488	48,592	26,750
Total	$178,096	$180,028	$363,511	$360,956

Incentive Income
Closed-end	$31,880	$449,708	$183,786	$558,365
Evergreen	3,307	4,319	3,307	4,319
Total	$35,187	$454,027	$187,093	$562,684
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
The table below sets forth contract balances for the periods indicated:

	As of
	June 30, 2018	December 31, 2017

Receivables (1)	$62,752	$98,738
Contract assets (1)	7,935	54,221
Contract liabilities (2)	(23,038)	(25,297)

(1)	The decline in balances was primarily related to payments received, net of accruals.

(2)	Revenue recognized in the three and six months ended June 30, 2018 from amounts included in the contract liability balance was $3.7 million and $21.6 million, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

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
Consolidated VIEs
As of June 30, 2018, the Company consolidated 20 VIEs for which it was the primary beneficiary, including 11 funds managed by Oaktree, eight CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. One of the CLOs had not priced as of June 30, 2018. As of December 31, 2017, the Company consolidated 21 VIEs.
As of June 30, 2018, the assets and liabilities of the 19 consolidated VIEs representing funds and CLOs amounted to $5.7 billion and $4.4 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of June 30, 2018, the Company’s investments in consolidated VIEs had a carrying value of $470.6 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 11 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2018	December 31, 2017

Corporate investments	$926,252	$930,699
Due from affiliates	83,472	160,257
Maximum exposure to loss	$1,009,724	$1,090,956

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

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
Corporate investments consisted of the following:

	As of
Corporate Investments	June 30, 2018	December 31, 2017

Equity-method investments:
Funds	$925,073	$916,559
Companies	25,775	42,294
Other investments, at fair value	60,998	50,778
Total corporate investments	$1,011,846	$1,009,631
The components of investment income are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Income	2018	2017	2018	2017

Equity-method investments:
Funds	$25,798	$36,562	$53,064	$69,483
Companies	17,430	18,829	35,568	34,723
Other investments, at fair value	13,695	(6,285)	2,854	(4,649)
Total investment income	$56,923	$49,106	$91,486	$99,557
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
June 30, 2018
($ in thousands, except where noted)

Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of or for the year ended December 31, 2017, no individual equity-method investment met the significance criteria. As a result, separate financial statements were not required for any of the Company’s equity-method investments.
Summarized financial information of the Company’s equity-method investments is set forth below.

	As of
Statements of Financial Condition	June 30, 2018	December 31, 2017
Assets:
Cash and cash-equivalents	$2,449,805	$2,654,311
Investments, at fair value	41,261,471	41,754,054
Other assets	3,261,988	2,116,751
Total assets	$46,973,264	$46,525,116
Liabilities and Capital:
Debt obligations	$7,704,953	$8,393,314
Other liabilities	2,983,621	2,264,579
Total liabilities	10,688,574	10,657,893
Total capital	36,284,690	35,867,223
Total liabilities and capital	$46,973,264	$46,525,116

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2018	2017	2018	2017
Revenues / investment income	$457,262	$557,070	$934,753	$1,077,680
Interest expense	(65,385)	(57,857)	(132,615)	(104,871)
Other expenses	(215,921)	(201,099)	(417,357)	(412,257)
Net realized and unrealized gain on investments	815,438	942,747	1,345,799	1,867,298
Net income	$991,394	$1,240,861	$1,730,580	$2,427,850
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Realized gain (loss)	$172	$59	$968	$1,555
Net change in unrealized gain (loss)	13,523	(6,344)	1,886	(6,204)
Total gain (loss)	$13,695	$(6,285)	$2,854	$(4,649)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
United States:
Debt securities:
Consumer discretionary	$818,070	$796,681	14.2%	14.0%
Consumer staples	98,884	100,863	1.7	1.8
Energy	183,972	106,414	3.2	1.9
Financials	196,420	161,807	3.4	2.9
Government	—	3,033	—	0.1
Health care	414,273	416,779	7.2	7.4
Industrials	388,658	441,440	6.8	7.8
Information technology	451,845	431,010	7.9	7.6
Materials	301,319	384,310	5.2	6.8
Real estate	185,105	146,836	3.2	2.6
Telecommunication services	163,739	178,984	2.9	3.2
Transportation	174	—	0.0	—
Utilities	102,800	117,805	1.8	2.1
Total debt securities (cost: $3,326,164 and $3,284,346 as of June 30, 2018 and December 31, 2017, respectively)	3,305,259	3,285,962	57.5	58.2
Equity securities:
Consumer discretionary	2,584	1,778	0.1	0.0
Energy	513	649	0.0	0.0
Financials	1,317	3,061	0.0	0.1
Health care	1,308	527	0.0	0.0
Industrials	52,213	316	0.9	0.0
Telecommunication services	—	305	—	0.0
Utilities	1,107	1,192	0.0	0.0
Total equity securities (cost: $59,724 and $8,102 as of June 30, 2018 and December 31, 2017, respectively)	59,042	7,828	1.0	0.1
Real estate:
Real estate	—	121,588	—	2.1
Total real estate securities (cost: $0 and $121,582 as of June 30, 2018 and December 31, 2017, respectively)	—	121,588	—	2.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Europe:
Debt securities:
Consumer discretionary	$616,286	$573,270	10.8%	10.1%
Consumer staples	147,902	121,636	2.6	2.1
Energy	4,392	5,929	0.1	0.1
Financials	46,468	40,130	0.8	0.7
Health care	379,592	333,693	6.6	5.9
Industrials	187,889	163,972	3.3	2.9
Information technology	139,319	95,409	2.4	1.7
Materials	248,008	267,252	4.3	4.7
Real estate	19,437	12,528	0.3	0.2
Telecommunication services	287,434	278,358	5.0	4.9
Utilities	1,187	8,949	0.0	0.2
Total debt securities (cost: $2,105,787 and $1,894,727 as of June 30, 2018 and December 31, 2017, respectively)	2,077,914	1,901,126	36.2	33.5
Equity securities:
Consumer staples	—	1,449	—	0.0
Energy	2,068	3,827	0.0	0.1
Financials	5,392	7,410	0.2	0.1
Health care	1,500	601	0.0	0.0
Materials	—	1,622	—	0.0
Total equity securities (cost: $5,641 and $12,787 as of June 30, 2018 and December 31, 2017, respectively)	8,960	14,909	0.2	0.2
Asia and other:
Debt securities:
Consumer discretionary	43,253	30,332	0.8	0.5
Consumer staples	1,508	748	0.0	0.0
Energy	11,837	10,175	0.2	0.2
Financials	38,084	20,362	0.7	0.4
Health care	13,694	13,806	0.2	0.2
Industrials	18,746	22,935	0.3	0.4
Information technology	231	536	0.0	0.0
Materials	10,065	8,515	0.2	0.2
Real estate	5,530	6,272	0.1	0.1
Telecommunication services	—	8,104	—	0.1
Utilities	1,010	769	0.0	0.0
Total debt securities (cost: $146,334 and $124,723 as of June 30, 2018 and December 31, 2017, respectively)	143,958	122,554	2.5	2.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Asia and other:
Equity securities:
Consumer discretionary	$11,503	$29,026	0.2%	0.5%
Consumer staples	9,757	7,279	0.2	0.1
Energy	6,140	5,551	0.1	0.1
Financials	32,306	58,632	0.6	1.2
Health care	1,535	—	0.0	—
Industrials	31,796	34,019	0.5	0.7
Information technology	15,120	23,900	0.3	0.4
Materials	21,260	28,590	0.4	0.5
Real estate	15,276	15,339	0.3	0.3
Telecommunication services	1,945	1,735	0.0	0.0
Utilities	2,407	2,502	0.0	0.0
Total equity securities (cost: $152,350 and $185,164 as of June 30, 2018 and December 31, 2017, respectively)	149,045	206,573	2.6	3.8
Total debt securities	5,527,131	5,309,642	96.2	93.8
Total equity securities	217,047	229,310	3.8	4.1
Total real estate securities	—	121,588	—	2.1
Total investments, at fair value	$5,744,178	$5,660,540	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $46,344 and $82,502 as of June 30, 2018 and December 31, 2017, respectively)	$(49,160)	$(86,467)
As of June 30, 2018 and December 31, 2017, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended June 30,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(13,856)	$(46,500)	$1,497	$5,193
CLO liabilities (1)	—	14,785	—	23,517
Foreign-currency forward contracts (2)	(2,507)	(465)	(569)	(96)
Total-return and interest-rate swaps (2)	838	115	(722)	(237)
Options and futures (2)	(1,771)	960	29	76
Total	$(17,296)	$(31,105)	$235	$28,453

	Six Months Ended June 30,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(2,534)	$(77,088)	$2,236	$8,929
CLO liabilities (1)	—	32,857	—	43,348
Foreign-currency forward contracts (2)	(1,068)	(1,176)	(390)	(410)
Total-return and interest-rate swaps (2)	858	29	(1,468)	998
Options and futures (2)	47	(113)	(2,015)	266
Total	$(2,697)	$(45,491)	$(1,637)	$53,131

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 8 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
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

	As of June 30, 2018				As of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$272,503	$—	$—	$272,503	$176,602	$—	$—	$176,602
Corporate investments	—	29,821	31,084	60,905	—	1,833	50,902	52,735
Foreign-currency forward contracts (2)	—	2,082	—	2,082	—	5,020	—	5,020
Total assets	$272,503	$31,903	$31,084	$335,490	$176,602	$6,853	$50,902	$234,357

Liabilities
Contingent liability (3)	$—	$—	$(9,129)	$(9,129)	$—	$—	$(18,778)	$(18,778)
Foreign-currency forward contracts (4)	—	(1,964)	—	(1,964)	—	(13,154)	—	(13,154)
Cross-currency swap (3)	—	(9,256)	—	(9,256)	—	(7,479)	—	(7,479)
Total liabilities	$—	$(11,220)	$(9,129)	$(20,349)	$—	$(20,633)	$(18,778)	$(39,411)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)
Amounts are included in other assets in the condensed consolidated statements of financial condition, except for $93 as of June 30, 2018, which are included within corporate investments in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $1,957 as of December 31, 2017, which are included within corporate investments in the condensed consolidated statements of financial condition.

There were no transfers between Level I and Level II positions for the six months ended June 30, 2018 and 2017.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended June 30,
	2018		2017
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$53,095	$(16,203)	$75,441	$(24,168)
Contributions or additions	5,117	—	48	—
Distributions	(30,040)	—	(435)	—
Net gain (loss) included in earnings	2,912	7,074	2,603	139
Ending balance	$31,084	$(9,129)	$77,657	$(24,029)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$2,740	$7,074	$2,544	$139

	Six Months Ended June 30,
	2018		2017
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$50,902	$(18,778)	$74,663	$(23,567)
Contributions or additions	6,410	—	204	—
Distributions	(30,855)	—	(3,570)	—
Net gain (loss) included in earnings	4,627	9,649	6,360	(462)
Ending balance	$31,084	$(9,129)	$77,657	$(24,029)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$3,659	$9,649	$4,027	$(462)
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	June 30, 2018	December 31, 2017	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$31,084	$50,902	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent liability	(9,129)	(18,778)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	33%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
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

	As of June 30, 2018				As of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$4,569,304	$83,529	$4,652,833	$—	$4,340,860	$86,999	$4,427,859
Corporate debt – all other	1,098	749,264	123,936	874,298	736	805,659	75,388	881,783
Equities – common stock	155,926	3,221	54,934	214,081	222,439	65	3,427	225,931
Equities – preferred stock	1,251	129	1,586	2,966	3,041	338	—	3,379
Real estate	—	—	—	—	—	—	121,588	121,588
Total investments	158,275	5,321,918	263,985	5,744,178	226,216	5,146,922	287,402	5,660,540
Derivatives:
Foreign-currency forward contracts	—	2,848	—	2,848	—	590	—	590
Swaps	—	—	—	—	—	49	—	49
Options and futures	—	—	—	—	92	—	—	92
Total derivatives	—	2,848	—	2,848	92	639	—	731
Total assets	$158,275	$5,324,766	$263,985	$5,747,026	$226,308	$5,147,561	$287,402	$5,661,271

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(3,209,576)	$—	$(3,209,576)	$—	$(3,107,955)	$—	$(3,107,955)
Subordinated notes (1)	—	(109,971)	—	(109,971)	—	(111,637)	—	(111,637)
Total CLO debt obligations	—	(3,319,547)	—	(3,319,547)	—	(3,219,592)	—	(3,219,592)
Securities sold short:
Equity securities	(49,160)	—	—	(49,160)	(86,467)	—	—	(86,467)
Derivatives:
Foreign-currency forward contracts	—	(528)	—	(528)	—	(817)	—	(817)
Swaps	—	(58)	—	(58)	—	(136)	—	(136)
Options and futures	(54)	—	—	(54)	—	—	—	—
Total derivatives	(54)	(586)	—	(640)	—	(953)	—	(953)
Total liabilities	$(49,214)	$(3,320,133)	$—	$(3,369,347)	$(86,467)	$(3,220,545)	$—	$(3,307,012)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 11 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Total
Three Months Ended June 30, 2018
Beginning balance	$94,495	$87,401	$3,703	$611	$186,210
Transfers into Level III	3,765	292	—	—	4,057
Transfers out of Level III	(6,203)	—	(601)	—	(6,804)
Purchases	4,371	47,142	52,000	1,012	104,525
Sales	(11,852)	(10,938)	—	—	(22,790)
Realized gains (losses), net	140	163	—	—	303
Unrealized appreciation (depreciation), net	(1,187)	(124)	(168)	(37)	(1,516)
Ending balance	$83,529	$123,936	$54,934	$1,586	$263,985
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(1,539)	$(361)	$(166)	$(37)	$(2,103)
Three Months Ended June 30, 2017
Beginning balance	$179,080	$38,933	$6,645	$—	$224,658
Transfers into Level III	2,344	1,978	—	—	4,322
Transfers out of Level III	(7,651)	—	—	—	(7,651)
Purchases	8,309	10,919	136	—	19,364
Sales	(31,071)	(8,309)	(523)	—	(39,903)
Realized gains (losses), net	107	116	—	—	223
Unrealized appreciation (depreciation), net	111	(168)	1,029	—	972
Ending balance	$151,229	$43,469	$7,287	$—	$201,985
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$700	$(65)	$1,029	$—	$1,664

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Six Months Ended June 30, 2018
Beginning balance	$86,999	$75,388	$3,427	$—	$121,588	$287,402
Deconsolidation of funds	—	—	—	—	(121,087)	(121,087)
Transfers into Level III	28,929	899	490	—	—	30,318
Transfers out of Level III	(13,492)	(490)	(658)	—	—	(14,640)
Purchases	9,187	78,265	52,056	1,248	—	140,756
Sales	(29,324)	(30,048)	(311)	—	(501)	(60,184)
Realized gains (losses), net	468	249	—	—	—	717
Unrealized appreciation (depreciation), net	762	(327)	(70)	338	—	703
Ending balance	$83,529	$123,936	$54,934	$1,586	$—	$263,985
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$426	$(546)	$(70)	$338	$—	$148
Six Months Ended June 30, 2017
Beginning balance	$208,868	$28,793	$6,693	$—	$—	$244,354
Transfers into Level III	22,188	1,978	—	—	—	24,166
Transfers out of Level III	(49,120)	—	—	—	—	(49,120)
Purchases	23,317	27,118	136	—	—	50,571
Sales	(55,205)	(14,725)	(639)	—	—	(70,569)
Realized gains (losses), net	211	311	87	—	—	609
Unrealized appreciation (depreciation), net	970	(6)	1,010	—	—	1,974
Ending balance	$151,229	$43,469	$7,287	$—	$—	$201,985
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,147	$97	$1,010	$—	$—	$2,254

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
Transfers between Level I and Level II positions for the six months ended June 30, 2018 included $0.7 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using vendor prices. Transfers between Level I and Level II positions for the six months ended June 30, 2017 included $0.4 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using broker quotes.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2018:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$6,112	Discounted cash flow (4)	Discount rate	11% – 24%	15%
	13,395	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	101,104	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	1,591	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Industrials:	4,045	Discounted cash flow (4)	Discount rate	10% – 12%	11%
	11,750	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Real estate:	2,663	Discounted cash flow (4)	Discount rate	12% – 14%	13%
	25,774	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Other:	13,836	Discounted cash flow (4)	Discount rate	8% – 16%	13%
	27,195	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Equity investments:
	2,097	Discounted cash flow (4)	Discount rate	10% – 30%	13%
	1,529	Market approach (comparable companies) (6)	Earnings multiple (7)	5x – 11x	7x
	52,000	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
	894	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$263,985

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
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
June 30, 2018
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
During the six months ended June 30, 2018 and 2017, there were no changes in the valuation techniques for Level III securities.
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
When the Company enters into a derivative contract, it may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not utilize hedge accounting. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts. There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of June 30, 2018 and December 31, 2017.
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2018
Foreign-currency forward contracts	$86,847	$2,082	$(141,734)	$(1,964)
Cross-currency swap	—	—	(248,311)	(9,256)
Total	$86,847	$2,082	$(390,045)	$(11,220)

As of December 31, 2017
Foreign-currency forward contracts	$288,451	$5,020	$(242,972)	$(13,154)
Cross-currency swap	—	—	(255,210)	(7,479)
Total	$288,451	$5,020	$(498,182)	$(20,633)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Investment income	$10,056	$(8,455)	$(2,317)	$(9,328)
General and administrative expense (1)	1,769	(6,268)	(1,303)	(8,951)
Total	$11,825	$(14,723)	$(3,620)	$(18,279)

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

	Three Months Ended June 30,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	(2,507)	(465)	(569)	(96)
Total-return and interest-rate swaps	838	115	(722)	(237)
Options and futures	(1,771)	960	29	76
Total	$(3,440)	$610	$(1,262)	$(257)

	Six Months Ended June 30,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	(1,068)	(1,176)	(390)	(410)
Total-return and interest-rate swaps	858	29	(1,468)	998
Options and futures	47	(113)	(2,015)	266
Total	$(163)	$(1,260)	$(3,873)	$854

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2018		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$2,082	$1,542	$—	$540
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,848	87	—	2,761
Total-return and interest-rate swaps	—	—	—	—
Options and futures	—	—	—	—
Subtotal	2,848	87	—	2,761
Total	$4,930	$1,629	$—	$3,301

Derivative Liabilities:
Foreign-currency forward contracts	$(1,964)	$(1,542)	$—	$(422)
Cross-currency swap	(9,256)	—	—	(9,256)
Subtotal	(11,220)	(1,542)	—	(9,678)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(528)	(87)	(441)	—
Total-return and interest-rate swaps	(58)	—	(58)	—
Options and futures	(54)	—	(54)	—
Subtotal	(640)	(87)	(553)	—
Total	$(11,860)	$(1,629)	$(553)	$(9,678)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
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
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	June 30, 3018	December 31, 2017

Furniture, equipment and capitalized software	$25,616	$25,618
Leasehold improvements	67,601	66,940
Corporate aircraft	66,120	66,120
Other	5,273	5,229
Fixed assets	164,610	163,907
Accumulated depreciation	(57,940)	(53,744)
Fixed assets, net	$106,670	$110,163

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

10. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of June 30, 2018, the Company had determined there was no goodwill impairment. The carrying value of goodwill was $69.3 million as of June 30, 2018 and December 31, 2017.
The following table summarizes the carrying value of intangible assets:

	As of
	June 30, 2018	December 31, 2017

Contractual rights	$347,452	$347,452
Accumulated amortization	(24,689)	(16,301)
Intangible assets, net	$322,763	$331,151
Amortization expense associated with the Company’s intangible assets was $4.2 million and $8.4 million for the three and six months ended June 30, 2018, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively. Amortization expense is estimated to be $8.4 million for the remaining six months of 2018, $16.8 million per annum for each of the years ending December 31, 2019 and 2020, $15.1 million for 2021, and $12.8 million for 2022.
Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.
11. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	June 30, 2018	December 31, 2017

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 29, 2023 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(4,346)	(3,726)
Debt obligations	$745,654	$746,274

(1)
On March 29, 2018, the credit facility was amended to among other things, extend the maturity date from March 31, 2021 to March 29, 2023, favorably update the commitment fee in the corporate ratings-based pricing grid and increase the permitted combined leverage ratio to a ratio of 3:50 to 1:00. The credit facility consists of a $150 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of June 30, 2018, the Company had no outstanding borrowings under the revolving credit facility.
As of June 30, 2018, future scheduled principal payments of debt obligations were as follows:

Last six months of 2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	750,000
Total	$750,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of June 30, 2018 and December 31, 2017.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $733.4 million and $762.7 million as of June 30, 2018 and December 31, 2017, respectively, utilizing an average borrowing rate of 4.2% and 3.6%, respectively. As of June 30, 2018, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $708.8 million, whereas a 10% decrease would increase the estimated fair value to $759.3 million.
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
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	June 30, 2018	December 31, 2017
Senior variable rate notes	$870,098	$870,098	$870,100	3.52%	10.2	N/A	N/A
Less: Debt issuance costs	(6,633)	(7,697)
Total debt obligations, net	$863,465	$862,401
As of both June 30, 2018 and December 31, 2017, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $870.1 million. The fair value of the senior variable rate notes is a Level III valuation and aggregated $873.1 million and $872.1 million as of June 30, 2018 and December 31, 2017, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end.
Outstanding debt obligations of CLOs were as follows:

	As of June 30, 2018			As of December 31, 2017
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$3,209,576	2.57%	9.6	$3,107,955	2.18%	10.7
Subordinated note (2)	109,971	N/A	10.3	111,637	N/A	10.8
Total CLO debt obligations	$3,319,547			$3,219,592

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of both June 30, 2018 and December 31, 2017, the fair value of CLO assets was $3.9 billion and consisted of cash, corporate loans, corporate bonds and other securities.
As of June 30, 2018, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Last six months of 2018	$195,153
2019	—
2020	—
2021	—
2022	—
Thereafter	3,070,701
Total	$3,265,854

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six Months Ended June 30,
	2018	2017

Beginning balance	$860,548	$344,047
Initial consolidation of a fund	—	70,817
Contributions	107,177	95,932
Distributions	(174,973)	(31,655)
Net income	4,209	12,603
Change in distributions payable	(435)	5,662
Foreign currency translation and other	(939)	—
Ending balance	$795,587	$497,406

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, Series A preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the Series A preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of June 30, 2018 and December 31, 2017, respectively, OCGH units represented 86,007,356 of the total 157,182,329 Oaktree Operating Group units and 90,975,687 of the total 156,285,913 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,879,618 and $1,912,517 as of June 30, 2018 and December 31, 2017, respectively, the OCGH non-controlling interest was $1,028,496 and $1,113,314. As of June 30, 2018 and December 31, 2017, non-controlling interests attributable to third parties was $6,757 and $7,923, respectively.
Class A Unit Issuance
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
Series A Preferred Unit Issuance
On May 17, 2018, the Company issued 7,200,000 6.625% Series A preferred units representing limited liability company interests with a liquidation preference of $25.00 per unit. The issuance resulted in $173.7 million in net proceeds to the Company. The Company intends to use the net proceeds from the sale of the Series A preferred units for general corporate purposes, including to fund investments. Distributions on the Series A preferred units, when and if declared by the board of directors of Oaktree, will be paid quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. Distributions on the Series A preferred units are non-cumulative.
Unless distributions have been declared and paid or declared and set apart for payment on the Series A preferred units for a quarterly distribution period, during the remainder of that distribution period the Company may not repurchase any common units or any other units that are junior in rank, as to the payment of distributions, to the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

Series A preferred units and the Company may not declare or pay or set apart payment for distributions on any common units or junior units for the remainder of that distribution period, other than certain Permitted Distributions (as defined in the unit designation related to the Series A preferred units (the “Series A Preferred Unit Designation”)). These restrictions are not applicable during the initial distribution period, which is the period from the original issue date to, but excluding, September 15, 2018.
The Company may redeem, at its option, out of funds legally available, the Series A preferred units, in whole or in part, at any time on or after June 15, 2023 at a price of $25.00 per Series A preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the Series A preferred units have no right to require the redemption of the Series A preferred units.
If a Change of Control Event (as defined in the Series A Preferred Unit Designation) occurs prior to June 15, 2023, the Company may, at its option, out of funds legally available, redeem the Series A preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Change of Control Event, at a price of $25.25 per Series A preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
If a Tax Redemption Event or Rating Agency Event (each, as defined in the Series A Preferred Unit Designation) occurs prior to June 15, 2023, the Company may, at its option, out of funds legally available, redeem the Series A preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Tax Redemption Event or Rating Agency Event, at a price of $25.50 per Series A preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
The Series A preferred units are not convertible into Class A units or any other class or series of the Company’s interests or any other security. Holders of the Series A preferred units do not have any of the voting rights given to holders of our Class A units, except that holders of the Series A preferred units are entitled to certain voting rights under certain conditions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the Series A preferred unitholders, the OCGH unitholders’ non-controlling interest and the Class A common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	86,007	91,740	87,133	91,692
Class A unitholders	71,177	64,193	69,556	63,611
Total weighted average units outstanding	157,184	155,933	156,689	155,303
Oaktree Operating Group net income:
Net income attributable to Series A preferred unitholders (1)	$—	$—	$—	$—
Net income attributable to OCGH non-controlling interest	41,296	173,638	114,551	270,236
Net income attributable to OCG Class A unitholders	34,177	121,499	90,539	187,927
Oaktree Operating Group net income (2)	$75,473	$295,137	$205,090	$458,163
Net income attributable to Oaktree Capital Group, LLC Class A unitholders:
Oaktree Operating Group net income attributable to OCG Class A unitholders	$34,177	$121,499	$90,539	$187,927
Non-Operating Group income (expense)	(328)	(255)	(308)	(487)
Income tax expense of Intermediate Holding Companies	(2,728)	(3,920)	(6,378)	(15,201)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$31,121	$117,324	$83,853	$172,239

(1)	Represents distributions declared, if any, on our Series A preferred units. There were no distributions declared in the periods presented.

(2)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $697 and $1,389 for the three and six months ended June 30, 2018, respectively, and $620 and $1,246 for the three and six months ended June 30, 2017, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$31,121	$117,324	$83,853	$172,239
Equity reallocation between controlling and non-controlling interests	(75)	(2,562)	73,755	9,499
Change from net income attributable to Oaktree Capital Group, LLC Class A unitholders and transfers from non-controlling interests	$31,046	$114,762	$157,608	$181,738

Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

14. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to OCG Class A unitholders	$31,121	$117,324	$83,853	$172,239
Weighted average number of Class A units outstanding (basic and diluted)	71,177	64,193	69,556	63,611
Basic and diluted net income per Class A unit	$0.44	$1.83	$1.21	$2.71
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of June 30, 2018, there were 86,007,356 OCGH units outstanding, which are vested or will vest through February 15, 2028, that ultimately may be exchanged into 86,007,356 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2018 and 2017.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of June 30, 2018, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and six months ended June 30, 2018. Please see note 15 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of up to 340,000 OCGH units in total, which would vest over periods of four to ten years from date of issuance. As of June 30, 2018, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and six months ended June 30, 2018.
The Company had a contingent consideration liability that was payable in cash and fully-vested OCGH units. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration payable in cash and Class A units. No Class A units or OCGH units were considered issuable under the terms of the arrangement for the three and six months ended June 30, 2018 and 2017; consequently no contingently issuable units were included in the computation of diluted earnings per unit for for such periods. Please see note 17 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

15. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the six months ended June 30, 2018, the Company granted 1,150,196 Class A units and 113,801 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 4.4 years. The grant date fair value of OCGH units awarded during the six months ended June 30, 2018 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. With respect to forfeitures, the Company has made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
As of June 30, 2018, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $163.5 million over a weighted average period of 4.0 years.
A summary of the status of the Company’s unvested Class A and OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units (1)
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance, December 31, 2017	2,556,316	$44.05	2,158,835	$39.79
Granted	1,150,196	39.60	113,801	31.68
Vested	(863,389)	42.53	(282,028)	37.61
Forfeited	(68,915)	39.81	—	—
Balance, June 30, 2018	2,774,208	$42.78	1,990,608	$39.63

(1)
Excludes certain performance-based awards that could result in the issuance of up to 340,000 OCGH units, which would vest over periods of four to ten years from date of issuance. Though no units have been issued to date under these arrangements, as of June 30, 2018 the Company expected to recognize compensation expense on 120,000 unvested OCGH performance awards of $3.6 million over a weighted average period of 4.7 years under applicable accounting rules.

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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of June 30, 2018, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of June 30, 2018, the Company expected to recognize $2.2 million of compensation expense on its unvested EVUs

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

over the next 1.5 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
The fair value of EVUs was determined using a Monte Carlo simulation model. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of June 30, 2018, there were 250,000 deferred equity units outstanding, all of which were granted in the second quarter of 2017. As of June 30, 2018, the Company expected to recognize $2.5 million of compensation expense on its unvested deferred equity units over a weighted average period of approximately 5.5 years.
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next four quarters ending June 30, 2019, the Company believes that it is reasonably possible that one outcome of these examinations and expiring statutes of limitation on other items may be the release of up to approximately $5.2 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
Tax Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduced the corporate income tax rate from 35% to 21%, and included significant changes to other domestic and international corporate income tax provisions. The rate change resulted in a net reduction to net income attributable to Oaktree Capital Group, LLC of $33.2 million in the fourth quarter of 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 in December 2017, which allows a financial statement issuer that does not have all necessary information to fully account for the income tax effect of the Tax Act to record a provisional amount in its financial statements that may be subject to adjustment during a subsequent measurement period.  As of June 30, 2018, no adjustments have been made to the above provisional amounts.  The Company will continue to evaluate the impact of the Tax Act with respect to certain international provisions as well as provisions that have been identified as requiring additional

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

technical guidance.  The Company expects to complete its evaluation of the provisional amounts during the second half of 2018 as technical guidance is released and as it completes its 2017 federal and state income tax returns.
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
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected estimated future payments to OCGH unitholders under the tax receivable agreement, as of June 30, 2018, are set forth below:

Transaction	Total Future Payments	Payments Through Fiscal Year

2007 Private Offering	$17,339	2029
Initial public offering	36,767	2034
May 2013 Offering	51,122	2035
March 2014 Offering	38,557	2036
March 2015 Offering	32,498	2037
February 2018 Offering	34,288	2040
Total	$210,571
Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units. No amounts were paid under the tax receivable agreement during the six months ended June 30, 2018.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of June 30, 2018 and December 31, 2017, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,854,610 and $1,918,952, for which related direct incentive income compensation expense was estimated to be $961,874 and $1,000,232.
Contingent Liabilities
The Company had a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition that was payable in cash and fully-vested OCGH units. The amount of contingent consideration was based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration of up to $36.1 million, payable in cash and Class A units. The modification resulted in a $7.1 million reduction in the contingent consideration liability. As of June 30, 2018 and December 31, 2017, respectively, the fair value of the contingent liability was $9.1 million and $18.8 million. Changes in this liability resulted in income of $7.1 million and $9.6 million for the three and six months ended June 30, 2018, respectively, and income of $0.1 million and expense of $0.5 million for the three and six months ended June 30, 2017, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
In connection with the October 2017 BDC acquisition, FSM pledged assets with an estimated fair value of $56.2 million to indemnify the Company or the BDCs against any claims or assessments arising from the period during which it managed the BDCs. Please see note 3 for more information.
Commitments to Funds
As of June 30, 2018 and December 31, 2017, the Company, generally in its capacity as general partner, had undrawn capital commitments of $410.5 million and $429.1 million, respectively, including commitments to both unconsolidated and consolidated funds.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2018 and December 31, 2017, the consolidated funds had potential aggregate commitments of $10.5 million and $6.0 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2018 and December 31, 2017, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2018, the consolidated funds did not provide any financial support to portfolio companies.
18. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $110,931 and $93,772 as of June 30, 2018 and December 31, 2017, respectively, based on a discount rate of 10.0%.

	As of
	June 30, 2018	December 31, 2017
Due from affiliates:
Loans	$4,134	$9,239
Amounts due from unconsolidated funds	70,116	57,155
Management fees and incentive income due from unconsolidated funds	70,687	152,959
Payments made on behalf of unconsolidated entities	3,468	3,784
Non-interest bearing advances made to certain non-controlling interest holders and employees	—	87
Total due from affiliates	$148,405	$223,224
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 16)	$210,571	$176,283
Amounts due to senior executives, certain non-controlling interest holders and employees	1,100	1,590
Total due to affiliates	$211,671	$177,873
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $62 and $171 for the three and six months ended June 30, 2018, respectively, and $124 and $275 for the three and six months ended June 30, 2017, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $189.5 million and $501.6 million for the three and six months ended June 30, 2018, respectively, and $604.6 million and $864.9 million for the three and six months ended June 30, 2017, respectively.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2018
($ in thousands, except where noted)

20. SUBSEQUENT EVENTS
Class A Unit Distribution
On July 26, 2018, the Company announced a distribution of $0.55 per Class A unit. This distribution, which is related to the second quarter of 2018, will be paid on August 10, 2018 to Class A unitholders of record at the close of business on August 6, 2018.
Series A Preferred Unit Distribution
On July 26, 2018, the Company announced a distribution of $0.542882 per Series A preferred unit, which will be paid on September 17, 2018 to Series A preferred unitholders of record at the close of business on September 1, 2018. The first distribution on Series A preferred units is calculated based on the date of the original issuance, reflecting a period longer than three months. Future distributions will reflect a period of three months.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $121.6 billion in AUM as of June 30, 2018. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele (excluding DoubleLine’s clientele) includes 75 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 340 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 350 other non-U.S. institutional investors. As measured by AUM (excluding our pro-rata portion of DoubleLine’s AUM), approximately 74% of our clients are invested in two or more different investment strategies, and 36% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
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
Global equity markets were mostly up in the second quarter, despite rising U.S. interest rates and concerns over U.S.-China trade relations. U.S. equities outperformed most equity markets, driven by positive corporate earnings data and low unemployment rates. The S&P 500 Index finished the quarter with a total return of 3.4% and the Russell 2000 Index returned 7.8%. Most major currencies weakened against the U.S. dollar in the quarter. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, returned -2.6% in U.S. dollar terms, but were up

1.9% in local currency terms. Emerging market equities, as measured by the MSCI Emerging Markets Investable Market Index, delivered a -8.0% return in U.S. dollar terms and -3.5% in local currency terms. European equity markets, as measured by the MSCI Europe Index, returned -1.3% in U.S. dollar terms, but were up 4.1% in local currency terms. In June, the U.S. Federal Reserve raised short-term interest rates by 25 basis points for the second time this year and the seventh time since it began raising rates in 2015. The 10-year U.S. Treasury yield rose 11 basis points during the quarter, to 2.85%, from 2.74% at the end of the first quarter of 2018. U.S. high yield bonds, as measured by the FTSE US High Yield Cash-Pay Capped Index, returned 1.1% for the quarter, European high yield bonds, as measured by the ICE BofAML Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index, returned -0.1% and emerging market corporate bonds, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI), returned -3.0%.
Against this backdrop, Oaktree’s incentive-creating closed-end funds delivered an overall blended gross return of 4.3% for the quarter and 13.1% over the last twelve months. These returns exclude Highstar Capital IV, the infrastructure fund we inherited when adding the Highstar team back in 2014. Highstar Capital IV began its investment period in 2010 and has performed below expectations, especially recently, based on the returns of its energy holdings. However, we believe we are moving in the right direction for Oaktree’s infrastructure business with a first close of $1.1 billion for our Transportation Infrastructure Fund. Including Highstar Capital IV, the overall blended gross return was 2.3% for the quarter and 11.0% over the last twelve months. As of June 30, 2018, AUM was $121.6 billion and management fee-generating AUM was $100.5 billion. Gross capital raised was $3.3 billion and $9.6 billion for the quarter and the 12 months ended June 30, 2018, respectively. As of June 30, 2018, uncalled capital commitments were $20.3 billion. Of these commitments, $14.1 billion were not yet generating management fees (“shadow AUM”).  The largest portion of the shadow AUM, at $8.5 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital until the latter half of 2019.  Most of the remaining $5.6 billion of shadow AUM charges management fees based on drawn capital or cost basis and, therefore, we currently expect it will start generating management fees on a gradual basis over multiple years. As a result, we do not expect management fees to grow significantly until the start of the investment period of Opps Xb.
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
Expenses
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or the vesting of Class A units, OCGH units, OCGH equity value units (“EVUs”), deferred equity units and other performance-based units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the Class A unit trading price. For GAAP, compensation and benefits expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs, deferred equity units and other performance-based units. Our GAAP statements of operations include equity-based compensation expense for units granted both before and after our initial public offering. Our non-GAAP measure of adjusted net income differs from GAAP because it excludes equity-based compensation expense for units granted before our initial public offering (please see “—Non-GAAP Measures—Adjusted Net Income” below).
As of June 30, 2018, there was $171.8 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 4.0 years. As of June 30, 2018, there was $158.0 million of unrecognized compensation expense for adjusted net income, with the difference versus the GAAP figure representing unit grants made before our initial public offering.  The $158.0 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 4.1 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards which are typically issued in the first quarter of the following fiscal year, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units and other performance-based units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Six Months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through June 2018	$28.2	$49.5	$34.5	$21.7	$8.6	$15.5	$158.0
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because incentive income from consolidated funds is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation, and, in periods prior to the adoption of the new revenue standard on January 1, 2018, the criteria for recognizing income and expense differed under GAAP and thus may have resulted in timing differences. For the most meaningful percentage relationship, please see “—Non-GAAP Results” below.
General and Administrative
General and administrative expense includes costs related to occupancy, outside auditors, tax professionals, legal advisers, research, consultants, travel and entertainment, communications and information services, business process outsourcing, foreign-exchange activity, insurance, placement costs, changes in the contingent consideration liability, and other general items related directly to the Company’s operations. These expenses are net of amounts borne by fund investors and are not offset by credits attributable to fund investors’ non-controlling interests in consolidated funds. For GAAP, general and administrative expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A and OCGH units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 13 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH; and

Net Income Attributable to Series A Preferred Unitholders
This category represents distributions declared, if any, on our Series A preferred units. Please see note 13 to our condensed consolidated financial statements for more information.
Non-GAAP Measures
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. The data most important to management in assessing our performance are adjusted net income, distributable earnings and fee-related earnings, each for both the Operating Group and per Class A unit. For a detailed reconciliation of the non-GAAP results of operations to our condensed consolidated statements of operations, please see “—Non-GAAP Results—Reconciliation of GAAP to Non-GAAP Results” below.
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
Adjusted Net Income
We use adjusted net income (“ANI”) to help evaluate the financial performance of, and make resource allocation and other operating decisions for, our investment management business. The components of revenues (“adjusted revenues”) and expenses (“adjusted expenses”) used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Adjusted revenues include investment income (loss) that is classified in other income (loss) in the GAAP statements of operations, and management fees and incentive income include the portion of the earnings from management fees and performance fees, respectively, attributable to our 20% ownership interest in DoubleLine, which are reflected as investment income in our GAAP statements of operations. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) income taxes, (d) other income or expenses applicable to OCG or its Intermediate Holding Companies, (e) the adjustment for non-controlling interests and (f) the impact of the Tax Cuts and Jobs Act, which resulted in the remeasurement of our deferred tax assets and tax receivable liability in the fourth quarter of 2017. Moreover, gains and losses resulting from foreign-currency transactions and hedging activities under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period. For ANI, unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged, and foreign-currency transaction gains and losses are included in other income (expense), net. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP statements of operations, for which the revenue standard is probable that significant reversal will not occur and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for ANI, they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. In periods prior to 2018, adjusted revenues and adjusted expenses reflected Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs from a legacy Highstar fund were classified as expenses for ANI and as other income under GAAP. The legacy Highstar fund stopped paying management fees in 2017. As a result, we will no longer be receiving such reimbursement amounts. ANI is calculated at the Operating Group level.
Among other factors, our accounting policy for recognizing incentive income and the inclusion of non-cash equity-based compensation expense related to unit grants made after our initial public offering will likely make our calculation of ANI not directly comparable to economic net income or other similarly named measures utilized by other asset managers.
We calculate adjusted net income-Class A, or adjusted net income per Class A unit, a non-GAAP performance measure, to provide Class A unitholders with a measure that shows the portion of ANI attributable to their ownership. Adjusted net income-Class A represents ANI including the effect of (a) preferred unit distributions, (b) the OCGH non-controlling interest, (c) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (d) any Operating Group income taxes attributable to OCG. Two of our Intermediate Holding Companies incur federal and state income taxes for their shares of Operating Group income. Generally, those two corporate entities hold an interest in the Operating Group’s management fee-generating assets and a small portion of its incentive and investment income-generating assets. As a result, historically our fee-related earnings generally have been subject to corporate-level taxation, and most of our incentive income and other investment income generally has not been subject to corporate-level taxation. Thus, the blended effective income tax rate has generally tended to be higher to the extent that fee-related earnings represented a larger proportion of our ANI. A variety of other factors affect income tax expense and the effective income tax rate, and there can be no assurance that this historical relationship will continue going forward.
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
Distributable earnings-Class A, or distributable earnings per Class A unit, is a non-GAAP performance measure calculated to provide Class A unitholders with a measure that shows the portion of distributable earnings attributable to their ownership. Distributable earnings-Class A represents distributable earnings, including the effect of (a) preferred unit distributions, (b) the OCGH non-controlling interest, (c) expenses, such as current income tax expense, applicable to OCG or its Intermediate Holding Companies and (d) amounts payable under a tax receivable agreement.  The income tax expense included in distributable earnings-Class A represents the implied current provision for income taxes calculated using an approach similar to that which is used in calculating the income tax provision for adjusted net income-Class A.
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
Fee-related earnings-Class A, or fee-related earnings per Class A unit, is a non-GAAP performance measure calculated to provide Class A unitholders with a measure that shows the portion of fee-related earnings attributable to their ownership. Fee-related earnings-Class A represents fee-related earnings including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Operating Group income taxes attributable to OCG. The income tax expense included in fee-related earnings-Class A is calculated excluding any incentive income or investment income (loss).
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

•
Management Fee-generating Assets Under Management. Management fee-generating AUM is a forward-looking metric and generally reflects the beginning AUM on which we will earn management fees in the following quarter, as well as our pro-rata portion of the fee basis of DoubleLine’s AUM. Our closed-end funds typically pay management fees based on committed capital, drawn capital or cost basis during the investment period, without regard to changes in NAV, and during the liquidation period on the lesser of (a) total funded capital or (b) the cost basis of assets remaining in the fund. Certain closed-end funds pay management fees based on gross assets or NAV. The annual management fee rate generally remains unchanged from the investment period through the liquidation period. Our open-end and evergreen funds typically pay management fees based on their NAV, our CLOs pay management fees based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, our publicly-traded BDCs pay management fees based on gross assets (including assets acquired with leverage), net of cash, and DoubleLine funds typically pay management fees based on NAV.

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

GAAP Consolidated Results of Operations (1)
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Revenues:
Management fees	$178,096	$180,028	$363,511	$360,956
Incentive income	35,187	454,027	187,093	562,684
Total revenues	213,283	634,055	550,604	923,640
Expenses:
Compensation and benefits	(105,073)	(102,002)	(213,827)	(206,489)
Equity-based compensation	(15,246)	(14,748)	(29,867)	(29,701)
Incentive income compensation	(15,218)	(266,556)	(100,033)	(301,164)
Total compensation and benefits expense	(135,537)	(383,306)	(343,727)	(537,354)
General and administrative	(39,444)	(34,388)	(72,408)	(66,607)
Depreciation and amortization	(6,551)	(3,004)	(12,953)	(6,828)
Consolidated fund expenses	(3,074)	(2,728)	(6,554)	(5,199)
Total expenses	(184,606)	(423,426)	(435,642)	(615,988)
Other income (loss):
Interest expense	(35,469)	(44,251)	(76,048)	(93,021)
Interest and dividend income	67,980	51,914	130,599	99,874
Net realized gain (loss) on consolidated funds’ investments	(17,296)	235	(2,697)	(1,637)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(31,105)	28,453	(45,491)	53,131
Investment income	56,923	49,106	91,486	99,557
Other income, net	914	4,898	1,611	9,561
Total other income	41,947	90,355	99,460	167,465
Income before income taxes	70,624	300,984	214,422	475,117
Income taxes	(4,867)	(5,541)	(11,264)	(17,843)
Net income	65,757	295,443	203,158	457,274
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	7,360	(3,861)	(3,365)	(13,553)
Net income attributable to non-controlling interests in consolidated subsidiaries	(41,996)	(174,258)	(115,940)	(271,482)
Net income attributable to OCG Class A unitholders	$31,121	$117,324	$83,853	$172,239

Distributions declared per Class A unit	$0.96	$0.71	$1.72	$1.34
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.44	$1.83	$1.21	$2.71
Weighted average number of Class A units outstanding	71,177	64,193	69,556	63,611

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

Second Quarter Ended June 30, 2018 Compared to the Second Quarter Ended June 30, 2017
Revenues
Management Fees
Management fees decreased $1.9 million, or 1.1%, to $178.1 million in the second quarter of 2018, from $180.0 million in the second quarter of 2017. The decrease reflected an aggregate decline of $22.1 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $20.2 million principally from the BDC acquisition, the start of the investment period for Oaktree European Principal Fund IV (“EPF IV”), closed-end funds that pay management fees based on drawn capital, NAV or cost basis, and the impact of applying the new revenue standard effective in the first quarter of 2018 which resulted in a $2.5 million increase in the second quarter of 2018.
Incentive Income
Incentive income decreased $418.8 million, or 92.2%, to $35.2 million in the second quarter of 2018, from $454.0 million in the second quarter of 2017. The decrease was primarily attributable to the $427.8 million of incentive income generated in the prior-year period from Oaktree Principal Opportunities Fund IV (“POF IV”), which started paying incentive income in the second quarter of 2017. The impact of applying the new revenue standard effective in the first quarter of 2018 resulted in a $0.1 million decrease in incentive income in the second quarter of 2018.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $3.1 million, or 3.0%, to $105.1 million in the second quarter of 2018, from $102.0 million in the second quarter of 2017, in part reflecting growth in average headcount, as well as the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with adoption of the new revenue standard effective in the first quarter of 2018.
Equity-based Compensation
Equity-based compensation expense increased $0.5 million, or 3.4%, to $15.2 million in the second quarter of 2018, from $14.7 million in the second quarter of 2017.
Incentive Income Compensation
Incentive income compensation expense decreased $251.4 million, or 94.3%, to $15.2 million in the second quarter of 2018, from $266.6 million in the second quarter of 2017, primarily reflecting the decline in incentive income.
General and Administrative
General and administrative expense increased $5.0 million, or 14.5%, to $39.4 million in the second quarter of 2018, from $34.4 million in the second quarter of 2017. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $0.3 million, or 0.9%, to $33.7 million from $33.4 million, primarily reflecting higher new product development costs, other general operating costs, expenses relating to the infrastructure investing team that Oaktree acquired in 2014, as well as the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with adoption of the new revenue standard in the first quarter of 2018. These increases were largely offset by changes in the contingent consideration liability.
Depreciation and Amortization
Depreciation and amortization expense increased $3.6 million, or 120.0%, to $6.6 million in the second quarter of 2018, from $3.0 million in the second quarter of 2017, primarily reflecting the amortization of intangibles related to the BDC acquisition in the fourth quarter of 2017.

Consolidated Fund Expenses
Consolidated fund expenses increased $0.4 million, or 14.8%, to $3.1 million in the second quarter of 2018, from $2.7 million in the second quarter of 2017. The increase reflected higher professional fees and other costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense decreased $8.8 million, or 19.9%, to $35.5 million in the second quarter of 2018, from $44.3 million in the second quarter of 2017. The decrease was primarily attributable to our consolidated funds, as well as the refinancing of our senior notes in the fourth quarter of 2017.
Interest and Dividend Income
Interest and dividend income increased $16.1 million, or 31.0%, to $68.0 million in the second quarter of 2018, from $51.9 million in the second quarter of 2017. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $17.5 million, to a loss of $17.3 million in the second quarter of 2018, from a gain of $0.2 million in the second quarter of 2017. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $59.6 million, to a loss of $31.1 million in the second quarter of 2018, from a gain of $28.5 million in the second quarter of 2017. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $77.1 million, to a net loss of $48.4 million in the second quarter of 2018, from a net gain of $28.7 million in the second quarter of 2017, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income increased $7.8 million, or 15.9%, to $56.9 million in the second quarter of 2018, from $49.1 million in the second quarter of 2017. The increase primarily reflected higher overall returns on our unconsolidated fund investments.
Other Income, Net
Other income, net decreased $4.0 million, or 81.6%, to $0.9 million in the second quarter of 2018, from $4.9 million in the second quarter of 2017. The decrease primarily reflected reimbursements we received in 2017 from a legacy Highstar fund for certain expenses related to the infrastructure investing team. That fund stopped paying management fees in the fourth quarter of 2017, and thereafter Oaktree became responsible for all of the expenses of the infrastructure team.
Income Taxes
Income taxes decreased $0.6 million, or 10.9%, to $4.9 million in the second quarter of 2018, from $5.5 million in the second quarter of 2017.  The decrease primarily reflected lower pre-tax income attributable to Class A unitholders, partially offset by a higher effective tax rate in the second quarter of 2018. The effective tax rates applicable to Class A unitholders in the second quarters of 2018 and 2017 were 10% and 4%, respectively, resulting from full-year effective rates of 9% and 11%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”

Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $11.3 million to a loss of $7.4 million in the second quarter of 2018, from income of $3.9 million in the second quarter of 2017. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders decreased $86.2 million, or 73.5%, to $31.1 million in the second quarter of 2018, from $117.3 million in the second quarter of 2017, primarily reflecting lower incentive income.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues
Management Fees
Management fees increased $2.5 million, or 0.7%, to $363.5 million in the first six months of 2018, from $361.0 million in the first six months of 2017. The increase reflected an aggregate increase of $43.3 million principally from the BDC acquisition, the start of the investment period for EPF IV, closed-end funds that pay management fees based on drawn capital, NAV or cost basis, and the impact of applying the new revenue standard effective in the first quarter of 2018 which resulted in a $6.7 million increase in the first six months of 2018. These increases were largely offset by an aggregate decline of $40.8 million primarily attributable to unconsolidated closed-end funds in liquidation.
Incentive Income
Incentive income decreased $375.6 million, or 66.7%, to $187.1 million in the first six months of 2018, from $562.7 million in the first six months of 2017. The decrease was primarily attributable to lower incentive income from POF IV, which started paying incentive income in the second quarter of 2017. The impact of applying the new revenue standard effective in the first quarter of 2018 resulted in a $47.0 million decrease in incentive income in the first six months of 2018.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $7.3 million, or 3.5%, to $213.8 million in the first six months of 2018, from $206.5 million in the first six months of 2017, in part reflecting growth in average headcount, as well as the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with adoption of the new revenue standard in the first quarter of 2018.
Equity-based Compensation
Equity-based compensation expense increased $0.2 million, or 0.7%, to $29.9 million in the first six months of 2018, from $29.7 million in the first six months of 2017.
Incentive Income Compensation
Incentive income compensation expense decreased $201.2 million, or 66.8%, to $100.0 million in the first six months of 2018, from $301.2 million in the first six months of 2017, primarily reflecting the decline in incentive income.
General and Administrative
General and administrative expense increased $5.8 million, or 8.7%, to $72.4 million in the first six months of 2018, from $66.6 million in the first six months of 2017. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $2.6 million, or 3.8%, to $70.2 million from $67.6 million, primarily reflecting higher new product development costs, other general operating expenses and the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with adoption of the new revenue standard in the first quarter of 2018. These increases were partially offset by changes in the contingent consideration liability.
Depreciation and Amortization
Depreciation and amortization expense increased $6.2 million, or 91.2%, to $13.0 million in the first six months of 2018, from $6.8 million in the first six months of 2017, primarily reflecting the amortization of intangibles related to the BDC acquisition in the fourth quarter of 2017.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.4 million, or 26.9%, to $6.6 million in the first six months of 2018, from $5.2 million in the first six months of 2017. The increase reflected higher professional fees and other costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense decreased $17.0 million, or 18.3%, to $76.0 million in the first six months of 2018, from $93.0 million in the first six months of 2017. The decrease was primarily attributable to our consolidated funds, as well as the refinancing of our senior notes in the fourth quarter of 2017.
Interest and Dividend Income
Interest and dividend income increased $30.7 million, or 30.7%, to $130.6 million in the first six months of 2018, from $99.9 million in the first six months of 2017. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $1.1 million, to a loss of $2.7 million in the first six months of 2018, from a loss of $1.6 million in the first six months of 2017, reflecting our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $98.6 million, to a loss of $45.5 million in the first six months of 2018, from a gain of $53.1 million in the first six months of 2017. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $99.7 million, to a net loss of $48.2 million in the first six months of 2018, from a net gain of $51.5 million in the first six months of 2017, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income decreased $8.1 million, or 8.1%, to $91.5 million in the first six months of 2018, from $99.6 million in the first six months of 2017. The decrease primarily reflected lower overall returns on our unconsolidated fund investments.
Other Income, Net
Other income, net decreased $8.0 million, or 83.3%, to $1.6 million in the first six months of 2018, from $9.6 million in the first six months of 2017. The decrease primarily reflected reimbursements we received in 2017 from a legacy Highstar fund for certain expenses related to the infrastructure investing team. That fund stopped paying management fees in the fourth quarter of 2017, and thereafter Oaktree became responsible for all of the expenses of the infrastructure team.
Income Taxes
Income taxes decreased $6.5 million, or 36.5%, to $11.3 million in the first six months of 2018, from $17.8 million in the first six months of 2017.  The decrease primarily reflected lower pre-tax income attributable to Class A unitholders. The effective tax rate applicable to Class A unitholders in the first six months of 2018 and 2017 was

9% for both periods.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $10.2 million, or 75.0%, to $3.4 million in the first six months of 2018, from $13.6 million in the first six months of 2017. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders decreased $88.3 million, or 51.3%, to $83.9 million in the first six months of 2018, from $172.2 million in the first six months of 2017. The decrease primarily reflected lower incentive income and the adoption of the new revenue standard in the first quarter of 2018.

Non-GAAP Financial Data
Oaktree presents certain revenues and financial measures, including measures that are calculated and presented on a basis other than GAAP (“non-GAAP”). Examples of such non-GAAP measures are identified in the table below. Such non-GAAP measures should be considered in addition to, and not as a substitute for or superior to, net income, net income per Class A unit or other financial measures calculated in accordance with GAAP.
The following table presents non-GAAP financial data:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit data or as otherwise indicated)
Non-GAAP Results: (1)
Adjusted revenues	$273,525	$704,362	$724,681	$1,095,549
Adjusted net income	91,495	281,654	251,858	442,818
Adjusted net income-Class A	36,146	111,106	99,049	164,847

Distributable earnings revenues	287,055	699,860	764,319	1,077,604
Distributable earnings	114,286	289,290	308,259	448,511
Distributable earnings-Class A	49,389	106,198	129,567	161,371

Fee-related earnings revenues	195,935	202,714	398,882	403,921
Fee-related earnings	50,875	69,001	109,362	132,780
Fee-related earnings-Class A	21,303	23,654	45,572	45,554

Per Class A Unit:
Adjusted net income	$0.51	$1.73	$1.42	$2.59
Distributable earnings	0.69	1.65	1.86	2.54
Fee-related earnings	0.30	0.37	0.66	0.72

Weighted average number of Operating Group units outstanding	157,184	155,933	156,689	155,303
Weighted average number of Class A units outstanding	71,177	64,193	69,556	63,611

Operating Metrics: (1)
Assets under management (in millions):
Assets under management	$121,584	$121,053	$121,584	$121,053
Management fee-generating assets under management	100,547	101,600	100,547	101,600
Incentive-creating assets under management	33,291	31,348	33,291	31,348
Uncalled capital commitments	20,325	21,468	20,325	21,468
Accrued incentives (fund level):
Incentives created (fund level)	119,317	171,052	230,502	372,819
Incentives created (fund level), net of associated incentive income compensation expense	60,921	87,543	113,219	184,328
Accrued incentives (fund level)	1,863,932	1,779,578	1,863,932	1,779,578
Accrued incentives (fund level), net of associated incentive income compensation expense	898,588	866,650	898,588	866,650

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
Assets Under Management

	As of
	June 30, 2018	March 31, 2018	June 30, 2017
Assets Under Management:	(in millions)
Closed-end funds	$56,294	$55,682	$58,323
Open-end funds	32,824	33,703	35,628
Evergreen funds	8,426	8,227	5,309
DoubleLine (1)	24,040	23,782	21,793
Total	$121,584	$121,394	$121,053

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in Assets Under Management:	(in millions)
Beginning balance	$121,394	$121,232	$123,930	$120,801
Closed-end funds:
Capital commitments/other (2)	2,410	54	3,063	1,148
Distributions for a realization event/other (3)	(1,901)	(3,323)	(4,083)	(5,876)
Change in uncalled capital commitments for funds entering or in liquidation (4)	74	116	(232)	147
Foreign-currency translation	(444)	441	(225)	547
Change in market value (5)	525	1,015	956	1,885
Change in applicable leverage	(52)	172	(56)	368
Open-end funds:
Contributions	724	1,330	1,615	3,337
Redemptions	(1,056)	(1,864)	(3,691)	(4,841)
Foreign-currency translation	(373)	354	(192)	461
Change in market value (5)	(174)	683	(349)	1,566
Evergreen funds:
Contributions or new capital commitments (6)	140	26	503	33
Redemptions or distributions (7)	(270)	(176)	(431)	(282)
Foreign-currency translation	2	1	(1)	(1)
Change in market value (5)	327	118	439	264
DoubleLine:
Net change in DoubleLine	258	874	338	1,496
Ending balance	$121,584	$121,053	$121,584	$121,053

(1)	DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.

(2)	These amounts include capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
Management Fee-generating AUM

	As of
	June 30, 2018	March 31, 2018	June 30, 2017
Management Fee-generating AUM:	(in millions)
Closed-end funds:
Senior Loans	$7,896	$8,104	$7,943
Other closed-end funds	28,754	29,734	32,048
Open-end funds	32,520	33,448	35,429
Evergreen funds	7,337	6,975	4,387
DoubleLine	24,040	23,782	21,793
Total	$100,547	$102,043	$101,600

	Three Months Ended June 30,		Six Months Ended June 30,
Change in Management Fee-generating AUM:	2018	2017	2018	2017
	(in millions)
Beginning balance	$102,043	$100,248	$104,287	$100,064
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	—	26	—	43
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	385	449	944	776
Change attributable to funds in liquidation (2)	(981)	(893)	(2,576)	(1,847)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	—	—	—	—
Distributions by funds that pay fees based on NAV / other (4).	(161)	(258)	(354)	(423)
Foreign-currency translation	(380)	402	(206)	484
Change in market value (5).	(1)	34	52	122
Change in applicable leverage	(50)	170	(55)	342
Open-end funds:
Contributions	674	1,329	1,564	3,211
Redemptions	(1,056)	(1,863)	(3,691)	(4,834)
Foreign-currency translation	(373)	354	(192)	461
Change in market value	(173)	679	(349)	1,557
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV (6)	227	118	697	177
Redemptions or distributions (7)	(205)	(179)	(352)	(269)
Change in market value (5).	340	110	440	240
DoubleLine:
Net change in DoubleLine	258	874	338	1,496
Ending balance	$100,547	$101,600	$100,547	$101,600

(1)	These amounts include capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of AUM to Management Fee-generating AUM:	June 30, 2018	March 31, 2018	June 30, 2017
	(in millions)
Assets under management	$121,584	$121,394	$121,053
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(2,326)	(2,195)	(2,585)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(10,092)	(8,463)	(9,560)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(4,042)	(3,954)	(3,242)
Oaktree’s general partner investments in management fee-generating funds	(1,724)	(1,727)	(1,919)
Funds that pay no management fees (2)	(2,853)	(3,012)	(2,147)
Management fee-generating assets under management	$100,547	$102,043	$101,600

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

(2)
This includes funds that are no longer paying management fees, co-investments that pay no management fees, certain accounts that pay administrative fees intended to offset Oaktree’s costs related to the accounts and CLOs in the warehouse stage that pay no management fees.

The period-end weighted average annual management fee rates applicable to the closed-end, open-end and evergreen management fee-generating AUM balances above are set forth below.

	As of
Weighted Average Annual Management Fee Rates:	June 30, 2018	March 31, 2018	June 30, 2017
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.47	1.47	1.49
Open-end funds	0.45	0.45	0.46
Evergreen funds (1)	1.20	1.20	1.21
All Oaktree funds (2)	0.91	0.91	0.92

(1)	Fee rates reflect the applicable asset-based management fee rates, exclusive of quarterly incentive fees on investment income that are included in management fees.

(2)	Excludes DoubleLine funds.

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. As of June 30, 2018, March 31, 2018 and June 30, 2017, the portion of incentive-creating AUM generating incentives at the fund level was $21.0 billion, $19.9 billion and $19.8 billion, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	June 30, 2018	March 31, 2018	June 30, 2017
Incentive-creating AUM:	(in millions)
Closed-end funds	$26,677	$26,732	$27,450
Evergreen funds	6,006	5,688	3,376
DoubleLine	608	615	522
Total	$33,291	$33,035	$31,348
Three Months Ended June 30, 2018
AUM increased $0.2 billion, or 0.2%, to $121.6 billion as of June 30, 2018, from $121.4 billion as of March 31, 2018. The increase primarily reflected $2.4 billion in new capital commitments to closed-end funds, $0.7 billion in market-value gains and $0.3 billion attributable to DoubleLine, largely offset by $1.9 billion of distributions to closed-end fund investors, $0.8 billion in unfavorable foreign-currency translation and $0.3 billion of net outflows from open-end funds. Commitments to closed-end funds included $1.1 billion for Oaktree Transportation Infrastructure Fund (“TIF”) and $0.7 billion for Oaktree Special Situations Fund II (“SSF II”).
Management fee-generating AUM, a forward-looking metric, decreased $1.5 billion, or 1.5%, to $100.5 billion as of June 30, 2018, from $102.0 billion as of March 31, 2018. The decrease primarily reflected $1.0 billion attributable to closed-end funds in liquidation, $0.8 billion in unfavorable foreign-currency translation and $0.4 billion of net outflows from open-end funds, partially offset by $0.4 billion from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis and $0.3 billion attributable to DoubleLine.
Incentive-creating AUM increased $0.3 billion, or 0.9%, to $33.3 billion as of June 30, 2018, from $33.0 billion as of March 31, 2018. The increase reflected an aggregate $2.3 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, partially offset by an aggregate $2.0 billion decline primarily attributable to distributions by closed-end funds.
Three Months Ended June 30, 2017
AUM decreased slightly to $121.1 billion as of June 30, 2017, from $121.2 billion as of March 31, 2017. The decrease primarily reflected $3.3 billion of distributions to closed-end fund investors and $0.5 billion of net outflows from open-end funds, partially offset by $1.8 billion in market-value gains, $0.9 billion attributable to DoubleLine and $0.8 billion of favorable foreign-currency translation.
Management fee-generating AUM, a forward-looking metric, increased $1.4 billion, or 1.4%, to $101.6 billion as of June 30, 2017, from $100.2 billion as of March 31, 2017. The increase primarily reflected $0.9 billion attributable to DoubleLine, $0.8 billion in market-value gains, $0.8 billion of favorable foreign-currency translation and $0.4 billion from capital drawn by closed-end funds that pay fees based on drawn capital, NAV or cost basis, partially offset by $0.9 billion attributable to closed-end funds in liquidation and $0.5 billion of net outflows from open-end funds.
Incentive-creating AUM decreased $1.6 billion, or 4.9%, to $31.3 billion as of June 30, 2017, from $32.9 billion as of March 31, 2017, reflecting an aggregate $3.6 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $2.0 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Six Months Ended June 30, 2018
AUM decreased $2.3 billion, or 1.9%, to $121.6 billion as of June 30, 2018, from $123.9 billion as of December 31, 2017. The decrease primarily reflected $4.1 billion of distributions to closed-end fund investors and $2.1 billion of net outflows from open-end funds, partially offset by $3.1 billion in new capital commitments to closed-end funds, $1.0 billion in market-value gains and $0.3 billion attributable to DoubleLine. Commitments to closed-end funds included $1.1 billion for TIF, $0.7 billion for SSF II and $0.6 billion to Oaktree Real Estate Debt Fund II.
Management fee-generating AUM, a forward-looking metric, decreased $3.8 billion, or 3.6%, to $100.5 billion as of June 30, 2018, from $104.3 billion as of December 31, 2017. The decrease primarily reflected $2.6 billion attributable to closed-end funds in liquidation, $2.1 billion of net outflows from open-end funds and $0.4 billion of unfavorable foreign-currency translation, partially offset by $0.9 billion from capital drawn by closed-end funds that pay fees based on drawn capital, NAV or cost basis, $0.3 billion of net capital inflows to evergreen funds and $0.3 billion attributable to DoubleLine.
Incentive-creating AUM was unchanged at $33.3 billion as of both June 30, 2018 and December 31, 2017. The first six months of 2018 reflected an aggregate $4.3 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, offset by an aggregate $4.3 billion decline primarily attributable to distributions by closed-end funds.
Six Months Ended June 30, 2017
AUM increased $0.3 billion, or 0.2%, to $121.1 billion as of June 30, 2017, from $120.8 billion as of December 31, 2016. The increase primarily reflected $3.7 billion in market-value gains, $1.5 billion attributable to DoubleLine, $1.5 billion in new capital commitments and change in fee-generating leverage for closed-end funds and $1.0 billion of favorable foreign-currency translation, partially offset by $5.9 billion of distributions to closed-end fund investors and $1.5 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, increased $1.5 billion, or 1.5%, to $101.6 billion as of June 30, 2017, from $100.1 billion as of December 31, 2016. The increase primarily reflected $1.9 billion in market-value gains, $1.5 billion attributable to DoubleLine, $0.9 billion of favorable foreign-currency translation and $0.8 billion from capital drawn by closed-end funds that pay fees based on drawn capital, NAV or cost basis, partially offset by $1.8 billion attributable to closed-end funds in liquidation and $1.6 billion of net outflows from open-end funds.
Incentive-creating AUM decreased $2.9 billion, or 8.5%, to $31.3 billion as of June 30, 2017, from $34.2 billion as of December 31, 2016, reflecting an aggregate $6.4 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $3.5 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2018	2017	2018	2017
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,795,967	$2,068,422	$1,920,339	$2,014,097
Incentives created (fund level):
Closed-end funds	102,850	159,207	200,156	349,228
Evergreen funds	16,367	9,395	30,246	20,892
DoubleLine	100	2,450	100	2,699
Total incentives created (fund level)	119,317	171,052	230,502	372,819
Less: incentive income recognized by us	(51,352)	(459,896)	(286,909)	(607,338)
Ending balance	$1,863,932	$1,779,578	$1,863,932	$1,779,578
Accrued incentives (fund level), net of associated incentive income compensation expense	$898,588	$866,650	$898,588	$866,650
As of June 30, 2018 and 2017, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $214.6 million (or 24%) and $236.5 million (27%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of June 30, 2018, $721.7 million, or 80%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period, and approximately 26% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see note 2 for a discussion of the fair-value hierarchy level established by GAAP.
Second Quarters Ended June 30, 2018 and 2017
Incentives created (fund level) was $119.3 million for the second quarter of 2018, primarily reflecting $80.4 million of incentives created (fund level) from Credit funds, $25.4 million from Real Asset funds and $14.0 million from Private Equity funds.
Incentives created (fund level) was $171.1 million for the second quarter of 2017, primarily reflecting $101.8 million of incentives created (fund level) from Private Equity funds, $42.9 million from Credit funds and $21.4 million from Real Asset funds.
Six Months Ended June 30, 2018 and 2017
Incentives created (fund level) was $230.5 million for the first six months of 2018, primarily reflecting $135.9 million of incentives created (fund level) from Credit funds, $51.2 million from Private Equity funds and $43.6 million from Real Asset funds.
Incentives created (fund level) was $372.8 million for the first six months of 2017, primarily reflecting $190.2 million of incentives created (fund level) from Credit funds, $132.0 million from Private Equity funds and $43.0 million from Real Asset funds.
Uncalled Capital Commitments
As of June 30, 2018, March 31, 2018, and June 30, 2017, uncalled capital commitments were $20.3 billion, $19.6 billion and $21.5 billion, respectively. Invested capital during the quarter and 12 months ended June 30, 2018 aggregated $1.9 billion and $7.9 billion, respectively, as compared with $1.8 billion and $7.6 billion for the comparable prior-year periods.

Non-GAAP Results
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial data that are presented without the consolidation of our funds. The data most important to management in assessing our performance are adjusted net income, distributable earnings and fee-related earnings, each for both the Operating Group and per Class A unit. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are presented below under “—Reconciliation of GAAP to Non-GAAP Results.”
Adjusted Net Income
The following schedules set forth the components of adjusted net income and adjusted net income-OCG, as well as per unit data:

Adjusted Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Management fees	$195,935	$202,714	$398,882	$403,921
Incentive income	51,352	459,896	286,909	607,338
Investment income	26,238	41,752	38,890	84,290
Total adjusted revenues	$273,525	$704,362	$724,681	$1,095,549

Adjusted Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Expenses:
Compensation and benefits	$(103,642)	$(99,270)	$(208,412)	$(201,406)
Equity-based compensation	(14,146)	(13,759)	(27,139)	(26,280)
Incentive income compensation	(20,984)	(269,974)	(151,426)	(343,118)
General and administrative	(39,108)	(32,439)	(76,545)	(64,908)
Depreciation and amortization	(2,310)	(2,004)	(4,563)	(4,827)
Total adjusted expenses	$(180,190)	$(417,446)	$(468,085)	$(640,539)

Adjusted Interest and Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Interest expense, net of interest income (1)	$(2,399)	$(6,544)	$(5,809)	$(13,515)
Other income, net	559	1,282	1,071	1,323

(1)
Interest income was $3.6 million and $6.0 million for the three and six months ended June 30, 2018, respectively, and $2.3 million and $4.0 million for the three and six months ended June 30, 2017, respectively.

Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)

Adjusted net income	$91,495	$281,654	$251,858	$442,818
Adjusted net income attributable to OCGH non-controlling interest	(50,063)	(165,706)	(140,692)	(261,200)
Non-Operating Group income (expense)	(328)	(255)	(308)	(487)
Income taxes-Class A	(4,958)	(4,587)	(11,809)	(16,284)
Adjusted net income-Class A	$36,146	$111,106	$99,049	$164,847
Adjusted net income per Class A unit	$0.51	$1.73	$1.42	$2.59
Weighted average number of Class A units outstanding	71,177	64,193	69,556	63,611

Second Quarter Ended June 30, 2018 Compared to the Second Quarter Ended June 30, 2017
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Management fees:
Closed-end funds	$116,776	$131,895
Open-end funds	37,086	40,481
Evergreen funds	24,573	13,938
DoubleLine	17,500	16,400
Total management fees	$195,935	$202,714

Management fees decreased $6.8 million, or 3.4%, to $195.9 million in the second quarter of 2018, from $202.7 million in the second quarter of 2017, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $15.1 million, or 11.4%, to $116.8 million in the second quarter of 2018, from $131.9 million in the second quarter of 2017. The decrease reflected an aggregate decline of $23.7 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $8.6 million principally from the start of the investment period for EPF IV and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds decreased $3.4 million, or 8.4%, to $37.1 million in the second quarter of 2018, from $40.5 million in the second quarter of 2017. The decrease was primarily attributable to net outflows, partially offset by market-value gains.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $10.7 million, or 77.0%, to $24.6 million in the second quarter of 2018, from $13.9 million in the second quarter of 2017, primarily reflecting the BDC acquisition.

•
DoubleLine.    Management fees attributable to DoubleLine increased $1.1 million, or 6.7%, to $17.5 million in the second quarter of 2018, from $16.4 million in the second quarter of 2017, primarily reflecting growth in AUM.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Incentive Income:
Closed-end funds	$47,945	$453,127
Evergreen funds	3,307	4,319
DoubleLine	100	2,450
Total	$51,352	$459,896
Incentive income decreased $408.5 million, or 88.8%, to $51.4 million in the second quarter of 2018, from $459.9 million in the second quarter of 2017. The decrease was primarily attributable to the $427.8 million of incentive income generated in the prior-year period from POF IV, which started paying incentive income in the second quarter of 2017.
Investment Income
A summary of investment income is set forth below:

Investment Income	Three Months Ended June 30,
	2018	2017
	(in thousands)
Oaktree funds:
Credit	$22,917	$21,148
Private Equity	8,264	7,648
Real Assets	8,702	4,508
Listed Equities	(14,672)	6,739
Non-Oaktree	1,027	1,709
Total investment income	$26,238	$41,752
Investment income decreased $15.6 million, or 37.3%, to $26.2 million in the second quarter of 2018, from $41.8 million in the second quarter of 2017. The decrease primarily reflected lower returns on our Listed Equities investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $4.3 million, or 4.3%, to $103.6 million in the second quarter of 2018, from $99.3 million in the second quarter of 2017, in part reflecting growth in average headcount, as well as higher expenses relating to the infrastructure investing team that Oaktree acquired in 2014.  In 2017, a portion of the expenses attributable to that team were paid for by a legacy Highstar fund.  That fund stopped paying management fees in the fourth quarter of 2017, and thereafter Oaktree became responsible for all of the expenses of the infrastructure team.
Equity-based Compensation
Equity-based compensation expense increased $0.3 million, or 2.2%, to $14.1 million in the second quarter of 2018, from $13.8 million in the second quarter of 2017.
Incentive Income Compensation
Incentive income compensation expense decreased $249.0 million, or 92.2%, to $21.0 million in the second quarter of 2018, from $270.0 million in the second quarter of 2017, primarily reflecting the decline in incentive income.

General and Administrative
General and administrative expense increased $6.7 million, or 20.7%, to $39.1 million in the second quarter of 2018, from $32.4 million in the second quarter of 2017. The increase primarily reflected higher new product development costs and expenses relating to the infrastructure investing team that Oaktree acquired in 2014.
Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million, or 15.0%, to $2.3 million in the second quarter of 2018, from $2.0 million in the second quarter of 2017, primarily reflecting amortization of additional leasehold improvements.
Interest Expense, Net of Interest Income
Interest expense, net decreased $4.1 million, or 63.1%, to $2.4 million in the second quarter of 2018, from $6.5 million in the second quarter of 2017. The decline reflected the refinancing of our senior notes in the fourth quarter of 2017 and higher interest income.
Adjusted Net Income
ANI decreased $190.2 million, or 67.5%, to $91.5 million in the second quarter of 2018, from $281.7 million in the second quarter of 2017. The decrease primarily reflected declines of $159.6 million in incentive income, net of incentive income compensation expense (“net incentive income”), and $18.1 million in fee-related earnings, partially offset by a $4.1 million decrease in net interest expense. The portion of ANI attributable to our Class A units was $36.1 million, or $0.51 per unit, and $111.1 million, or $1.73 per unit, for the second quarters of 2018 and 2017, respectively.
Income Taxes-Class A
Income taxes increased $0.4 million, or 8.7%, to $5.0 million in the second quarter of 2018, from $4.6 million in the second quarter of 2017.  The increase primarily reflected a higher effective tax rate for the second quarter of 2018, partially offset by lower adjusted net income-Class A before income taxes. The effective tax rates applied to ANI in the second quarters of 2018 and 2017 were 12% and 4%, respectively, resulting from full-year effective rates of 10% and 11%, respectively. The effective tax rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings and certain incentive and investment income rises, and vice versa.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Management fees:
Closed-end funds	$238,482	$263,603
Open-end funds	75,198	80,625
Evergreen funds	49,489	27,651
DoubleLine	35,713	32,042
Total management fees	$398,882	$403,921

Management fees decreased $5.0 million, or 1.2%, to $398.9 million in the first six months of 2018, from $403.9 million in the first six months of 2017, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $25.1 million, or 9.5%, to $238.5 million in the first six months of 2018, from $263.6 million in the first six months of 2017. The decrease reflected an aggregate decline of $43.0 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $17.9 million principally from the start of the investment period for EPF IV and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds decreased $5.4 million, or 6.7%, to $75.2 million in the first six months of 2018, from $80.6 million in the first six months of 2017. The decrease was primarily attributable to net outflows, partially offset by market-value gains.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $21.8 million, or 78.7%, to $49.5 million in the first six months of 2018, from $27.7 million in the first six months of 2017, primarily reflecting the BDC acquisition.

•
DoubleLine.    Management fees attributable to DoubleLine increased $3.7 million, or 11.6%, to $35.7 million in the first six months of 2018, from $32.0 million in the first six months of 2017, primarily reflecting growth in AUM.

Incentive Income
A summary of incentive income is set forth below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Incentive Income:
Closed-end funds	$283,453	$600,320
Evergreen funds	3,356	4,319
DoubleLine	100	2,699
Total	$286,909	$607,338
Incentive income decreased $320.4 million, or 52.8%, to $286.9 million in the first six months of 2018, from $607.3 million in the first six months of 2017. The decrease was primarily attributable to lower incentive income from POF IV, which started paying incentive income in the second quarter of 2017. Tax-related incentive income represented $103.7 million and $81.2 million in the first six months of 2018 and 2017, respectively.

Investment Income
A summary of investment income is set forth below:

Investment Income	Six Months Ended June 30,
	2018	2017
	(in thousands)
Oaktree funds:
Credit	$37,801	$50,346
Private Equity	7,452	11,070
Real Assets	13,652	8,456
Listed Equities	(22,084)	10,426
Non-Oaktree	2,069	3,992
Total investment income	$38,890	$84,290
Investment income decreased $45.4 million, or 53.9%, to $38.9 million in the first six months of 2018, from $84.3 million in the first six months of 2017. The decrease primarily reflected lower returns on our Listed Equities and Credit investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $7.0 million, or 3.5%, to $208.4 million in the first six months of 2018, from $201.4 million in the first six months of 2017. The increase primarily reflected expenses relating to the infrastructure investing team that Oaktree acquired in 2014.
Equity-based Compensation
Equity-based compensation expense increased $0.8 million, or 3.0%, to $27.1 million in the first six months of 2018, from $26.3 million in the first six months of 2017.
Incentive Income Compensation
Incentive income compensation expense decreased $191.7 million, or 55.9%, to $151.4 million in the first six months of 2018, from $343.1 million in the first six months of 2017, primarily reflecting the decline in incentive income.
General and Administrative
General and administrative expense increased $11.6 million, or 17.9%, to $76.5 million in the first six months of 2018, from $64.9 million in the first six months of 2017. The increase primarily reflected higher new product development costs, placement costs associated with fundraising for closed-end funds and other general operating expenses.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.2 million, or 4.2%, to $4.6 million in the first six months of 2018, from $4.8 million in the first six months of 2017, primarily reflecting the final amortization of certain leasehold improvements in the first quarter of 2017.
Interest Expense, Net of Interest Income
Interest expense, net decreased $7.7 million, or 57.0%, to $5.8 million in the first six months of 2018, from $13.5 million in the first six months of 2017. The decline reflected the refinancing of our senior notes in the fourth quarter of 2017 and higher interest income.
Adjusted Net Income
ANI decreased $190.9 million, or 43.1%, to $251.9 million in the first six months of 2018, from $442.8 million in the first six months of 2017. The decrease primarily reflected declines of $128.7 million in net incentive income and $23.4 million in fee-related earnings, partially offset by a $7.7 million decrease in net interest expense.

The portion of ANI attributable to our Class A units was $99.0 million, or $1.42 per unit, and $164.8 million, or $2.59 per unit, for the first six months of 2018 and 2017, respectively.
Income Taxes-Class A
Income taxes decreased $4.5 million, or 27.6%, to $11.8 million in the first six months of 2018, from $16.3 million in the first six months of 2017.  The decrease primarily reflected lower adjusted net income-Class A before income taxes, partially offset by a higher effective tax rate for the first six months of 2018. The effective tax rates applied to ANI in the first six months of 2018 and 2017 were 11% and 9%, respectively. The effective tax rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings and certain incentive and investment income rises, and vice versa.
Distributable Earnings
Distributable earnings are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributable Earnings:	(in thousands, except per unit data)

Adjusted net income	$91,495	$281,654	$251,858	$442,818
Investment income	(26,238)	(41,752)	(38,890)	(84,290)
Receipts of investment income (1)	39,768	37,250	78,528	66,345
Equity-based compensation	14,146	13,759	27,139	26,280
Other (income) expense, net (2)	(2,745)	—	(5,490)	—
Operating Group income taxes	(2,140)	(1,621)	(4,886)	(2,642)
Distributable earnings	$114,286	$289,290	$308,259	$448,511

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

Second Quarter Ended June 30, 2018 Compared to the Second Quarter Ended June 30, 2017
Distributable earnings decreased $175.0 million, or 60.5%, to $114.3 million in the second quarter of 2018, from $289.3 million in the second quarter of 2017, primarily reflecting declines of $159.6 million in net incentive income and $18.1 million in fee-related earnings, partially offset by a $2.5 million increase in investment income proceeds. For the second quarters of 2018 and 2017, investment income proceeds totaled $39.8 million and $37.3 million, respectively. The portion of distributable earnings attributable to our Class A units was $0.69 and $1.65 per unit for the second quarters of 2018 and 2017, respectively, reflecting distributable earnings per Operating Group unit of $0.73 and $1.86, respectively, less costs borne by Class A unitholders for professional fees and other expenses, cash taxes attributable to the Intermediate Holding Companies, and amounts payable pursuant to the tax receivable agreement.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Distributable earnings decreased $140.2 million, or 31.3%, to $308.3 million in the first six months of 2018, from $448.5 million in the first six months of 2017, primarily reflecting declines of $128.7 million in net incentive income and $23.4 million in fee-related earnings, partially offset by a $12.2 million increase in investment income proceeds. For the first six months of 2018 and 2017, investment income proceeds totaled $78.5 million and $66.3 million, respectively. The portion of distributable earnings attributable to our Class A units was $1.86 and $2.54 per unit for the first six months of 2018 and 2017, respectively, reflecting distributable earnings per Operating Group unit of $1.97 and $2.89, respectively, less costs borne by Class A unitholders for professional fees and other expenses, cash taxes attributable to the Intermediate Holding Companies, and amounts payable pursuant to the tax receivable agreement.
Fee-related Earnings
Second Quarter Ended June 30, 2018 Compared to the Second Quarter Ended June 30, 2017
Fee-related earnings decreased $18.1 million, or 26.2%, to $50.9 million in the second quarter of 2018, from $69.0 million in the second quarter of 2017, primarily reflecting $6.8 million in lower management fees, $6.7 million in higher general and administrative expense and $4.3 million in higher compensation and benefits expense. The portion of fee-related earnings attributable to our Class A units was $0.30 and $0.37 per unit for the second quarters of 2018 and 2017, respectively.
The effective tax rates applicable to fee-related earnings for the second quarters of 2018 and 2017 were 5% and 16%, respectively, resulting from full-year effective tax rates of 6% and 15%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Fee-related earnings decreased $23.4 million, or 17.6%, to $109.4 million in the first six months of 2018, from $132.8 million in the first six months of 2017, primarily reflecting $11.6 million in higher general and administrative expense, $7.0 million in higher compensation and benefits expense and $5.0 million in lower management fees. The portion of fee-related earnings attributable to our Class A units was $0.66 and $0.72 per unit for the first six months of 2018 and 2017, respectively.
The effective tax rates applicable to fee-related earnings for the first six months of 2018 and 2017 were 5% and 15%, respectively.

Reconciliation of GAAP to Non-GAAP Results
The following table reconciles net income attributable to Oaktree Capital Group, LLC Class A unitholders to adjusted net income, fee-related earnings and distributable earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to OCG Class A unitholders	$31,121	$117,324	$83,853	$172,239
Incentive income (1)	16,065	3,418	99,646	41,954
Incentive income compensation (1)	(5,766)	(3,418)	(51,393)	(41,954)
Investment income (2)	6,606	(18,275)	(3,881)	(22,647)
Equity-based compensation (3)	1,100	989	2,728	3,421
Foreign-currency hedging (4)	(741)	1,869	(2,863)	(127)
Acquisition-related items (5)	(2,834)	861	(1,260)	2,463
Income taxes (6)	4,867	5,541	11,264	17,843
Non-Operating Group (income) expenses (7)	328	255	308	487
Non-controlling interests (7)	40,749	173,090	113,456	269,139
Adjusted net income	91,495	281,654	251,858	442,818
Incentive income	(51,352)	(459,896)	(286,909)	(607,338)
Incentive income compensation	20,984	269,974	151,426	343,118
Investment income	(26,238)	(41,752)	(38,890)	(84,290)
Equity-based compensation (8)	14,146	13,759	27,139	26,280
Interest expense, net of interest income	2,399	6,544	5,809	13,515
Other (income) expense, net	(559)	(1,282)	(1,071)	(1,323)
Fee-related earnings	50,875	69,001	109,362	132,780
Incentive income	51,352	459,896	286,909	607,338
Incentive income compensation	(20,984)	(269,974)	(151,426)	(343,118)
Receipts of investment income (9)	39,768	37,250	78,528	66,345
Interest expense, net of interest income	(2,399)	(6,544)	(5,809)	(13,515)
Other (income) expense, net	(2,186)	1,282	(4,419)	1,323
Operating Group income taxes	(2,140)	(1,621)	(4,886)	(2,642)
Distributable earnings	$114,286	$289,290	$308,259	$448,511

(1)
This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between adjusted net income and net income attributable to OCG Class A unitholders.

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

(4)
This adjustment adds back the effect of timing differences associated with the recognition of unrealized gains and losses related to foreign-currency hedging between adjusted net income and net income attributable to OCG Class A unitholders.

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

The following table reconciles net income attributable to OCG Class A unitholders to adjusted net income-Class A, fee-related earnings-Class A and distributable earnings-Class A.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to OCG Class A unitholders	$31,121	$117,324	$83,853	$172,239
Incentive income (1)	7,275	1,407	43,621	17,109
Incentive income compensation (1)	(2,611)	(1,407)	(22,451)	(17,109)
Investment income (2)	2,991	(7,523)	(1,568)	(9,304)
Equity-based compensation (3)	498	407	1,206	1,398
Foreign-currency hedging (4)	(336)	770	(1,259)	(43)
Acquisition-related items (5)	(1,283)	354	(599)	1,006
Income taxes (6)	(1,261)	—	(3,268)	—
Non-controlling interests (5)	(248)	(226)	(486)	(449)
Adjusted net income-Class A (7)	36,146	111,106	99,049	164,847
Incentive income	(23,254)	(189,325)	(125,686)	(249,403)
Incentive income compensation	9,502	111,140	66,225	140,944
Investment income	(11,881)	(17,189)	(17,383)	(34,523)
Equity-based compensation (8)	6,406	5,665	12,056	10,769
Interest expense, net of interest income	876	2,577	2,132	5,345
Other (income) expense	(253)	(528)	(476)	(544)
Non-fee-related earnings income taxes (9)	3,761	208	9,655	8,119
Fee-related earnings-Class A (7)	21,303	23,654	45,572	45,554
Incentive income	23,254	189,325	125,686	249,403
Incentive income compensation	(9,502)	(111,140)	(66,225)	(140,944)
Receipts of investment income	18,007	15,334	34,862	27,190
Interest expense, net of interest income	(876)	(2,577)	(2,132)	(5,345)
Other (income) expense	(990)	528	(1,961)	544
Non-fee-related earnings income taxes	(3,761)	(208)	(9,655)	(8,119)
Distributable earnings income taxes	1,973	(7,223)	1,640	(11,335)
Tax receivable agreement	(4,008)	(5,415)	(7,866)	(10,778)
Income taxes of Intermediate Holding Companies	3,989	3,920	9,646	15,201
Distributable earnings-Class A (7)	$49,389	$106,198	$129,567	$161,371

(1)
This adjustment adds back the effect of timing differences attributable to Class A unitholders associated with the recognition of incentive income and incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income-Class A.

(2)
This adjustment adds back the effect of differences in the recognition of investment income attributable to Class A unitholders related to corporate investments in CLOs which under GAAP are marked-to-market but for ANI are accounted for at amortized cost, subject to impairment.

(3)
This adjustment adds back the effect of equity-based compensation expense attributable to Class A unitholders related to unit grants made before our initial public offering, which is excluded from adjusted net income and fee-related earnings because it is a non-cash charge that does not affect our financial position.

(4)
This adjustment adds back the effect of timing differences attributable to Class A unitholders associated with the recognition of unrealized gains and losses related to foreign-currency hedging between net income attributable to OCG Class A unitholders and adjusted net income-Class A.

(5)
This adjustment adds back the effect of (a) acquisition-related items associated with the amortization of intangibles and changes in the contingent consideration liability and (b) non-controlling interests, which are both excluded from adjusted net income-Class A.

(6)	This adjustment relates to differences in income taxes between net income attributable to OCG Class A unitholders and adjusted net income-Class A.

(7)
These measures are calculated to evaluate the portion of adjusted net income, fee-related earnings and distributable earnings attributable to Class A unitholders. These measures are net of income taxes and other income or expenses applicable to OCG or its Intermediate Holding Companies. Reconciliations of fee-related earnings to fee-related earnings-Class A and distributable earnings to distributable earnings-Class A are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Fee-related earnings	$50,875	$69,001	$109,362	$132,780
Fee-related earnings attributable to OCGH non-controlling interest	(27,837)	(40,596)	(60,891)	(78,384)
Non-Operating Group expenses	(538)	(372)	(745)	(677)
Fee-related earnings-Class A income taxes	(1,197)	(4,379)	(2,154)	(8,165)
Fee-related earnings-Class A	$21,303	$23,654	$45,572	$45,554
Fee-related earnings per Class A unit	$0.30	$0.37	$0.66	$0.72
Weighted average number of Class A units outstanding	71,177	64,193	69,556	63,611

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Distributable earnings	$114,286	$289,290	$308,259	$448,511
Distributable earnings attributable to OCGH non-controlling interest	(62,534)	(170,199)	(172,158)	(264,540)
Non-Operating Group income (expense)	(328)	(255)	(308)	(487)
Distributable earnings-Class A income taxes	1,973	(7,223)	1,640	(11,335)
Tax receivable agreement	(4,008)	(5,415)	(7,866)	(10,778)
Distributable earnings-Class A	$49,389	$106,198	$129,567	$161,371
Distributable earnings per Class A unit	$0.69	$1.65	$1.86	$2.54
Weighted average number of Class A units outstanding	71,177	64,193	69,556	63,611

(8)
This adjustment adds back the effect of equity-based compensation expense attributable to Class A unitholders related to unit grants made after our initial public offering, which is excluded from fee-related earnings-Class A, because it is non-cash in nature and does not impact our ability to fund our operations.

(9)
This adjustment adds back income taxes associated with incentive income, incentive income compensation expense or investment income or loss, which are not included in the calculation of fee-related earnings-Class A.

The following table reconciles GAAP revenues to adjusted revenues, fee-related earnings revenues and distributable earnings revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
GAAP revenues	$213,283	$634,055	$550,604	$923,640
Consolidated funds (1)	(19,352)	36,058	(13,174)	53,045
Incentive income (2)	16,065	3,418	99,646	41,954
Investment income (3)	63,529	30,831	87,605	76,910
Adjusted revenues	273,525	704,362	724,681	1,095,549
Incentive income	(51,352)	(459,896)	(286,909)	(607,338)
Investment income	(26,238)	(41,752)	(38,890)	(84,290)
Fee-related earnings revenues	195,935	202,714	398,882	403,921
Incentive income	51,352	459,896	286,909	607,338
Receipts of investment income	39,768	37,250	78,528	66,345
Distributable earnings revenues	$287,055	$699,860	$764,319	$1,077,604

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

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	As of or for the Three Months Ended June 30, 2018
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$178,096	$17,839	$195,935
Incentive income (1)	35,187	16,165	51,352
Investment income (1)	56,923	(30,685)	26,238
Total expenses (2)	(184,606)	4,416	(180,190)
Interest expense, net (3)	(35,469)	33,070	(2,399)
Other income, net (4)	914	(355)	559
Other income of consolidated funds (5)	19,579	(19,579)	—
Income taxes	(4,867)	4,867	—
Net loss attributable to non-controlling interests in consolidated funds	7,360	(7,360)	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(41,996)	41,996	—
Net income attributable to OCG Class A unitholders / ANI	$31,121	$60,374	$91,495

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $17,500 to management fees and $100 to incentive income, (c) for management fees, reclassifies $2,368 of net losses related to foreign-currency hedging activities from general and administrative expense and $2,468 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for ANI, (d) for incentive income, includes $16,065 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $6,606 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $1,100 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $6,928, (c) expenses incurred by the Intermediate Holding Companies of $538, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income of $5,766, (e) acquisition-related items of $2,834, (f) $1,982 of net losses related to foreign-currency hedging activities, and (g) $2,468 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for ANI.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to the reclassification of $355 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Three Months Ended June 30, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$180,028	$22,686	$202,714
Incentive income (1)	454,027	5,869	459,896
Investment income (1)	49,106	(7,354)	41,752
Total expenses (2)	(423,426)	5,980	(417,446)
Interest expense, net (3)	(44,251)	37,707	(6,544)
Other income, net (4)	4,898	(3,616)	1,282
Other income of consolidated funds (5)	80,602	(80,602)	—
Income taxes	(5,541)	5,541	—
Net income attributable to non-controlling interests in consolidated funds	(3,861)	3,861	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(174,258)	174,258	—
Net income attributable to OCG Class A unitholders / ANI	$117,324	$164,330	$281,654

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $16,400 to management fees and $2,450 to incentive income, (c) for management fees, reclassifies $1,684 of net gains related to foreign-currency hedging activities from general and administrative expense, (d) for incentive income, includes $3,418 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $18,275 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $989 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $3,375, (c) expenses incurred by the Intermediate Holding Companies of $372, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income of $3,418, (e) acquisition-related items of $861, (f) adjustments of $4,729 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $928 of net gains related to foreign-currency hedging activities.

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

	As of or for the Six Months Ended June 30, 2018
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$363,511	$35,371	$398,882
Incentive income (1)	187,093	99,816	286,909
Investment income (1)	91,486	(52,596)	38,890
Total expenses (2)	(435,642)	(32,443)	(468,085)
Interest expense, net (3)	(76,048)	70,239	(5,809)
Other income, net (4)	1,611	(540)	1,071
Other income of consolidated funds (5)	82,411	(82,411)	—
Income taxes	(11,264)	11,264	—
Net income attributable to non-controlling interests in consolidated funds	(3,365)	3,365	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(115,940)	115,940	—
Net income attributable to OCG Class A unitholders / ANI	$83,853	$168,005	$251,858

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $35,713 to management fees and $100 to incentive income, (c) for management fees, reclassifies $4,188 of net losses related to foreign-currency hedging activities from general and administrative expense and $6,673 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for ANI, (d) for incentive income, includes $99,646 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $3,881 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $2,728 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $8,199, (c) expenses incurred by the Intermediate Holding Companies of $745, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income of $51,393, (e) acquisition-related items of $1,260, (f) $1,865 of net losses related to foreign-currency hedging activities, and (g) $6,673 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for ANI.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to the reclassification of $540 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Six Months Ended June 30, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$360,956	$42,965	$403,921
Incentive income (1)	562,684	44,654	607,338
Investment income (1)	99,557	(15,267)	84,290
Total expenses (2)	(615,988)	(24,551)	(640,539)
Interest expense, net (3)	(93,021)	79,506	(13,515)
Other income, net (4)	9,561	(8,238)	1,323
Other income of consolidated funds (5)	151,368	(151,368)	—
Income taxes	(17,843)	17,843	—
Net income attributable to non-controlling interests in consolidated funds	(13,553)	13,553	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(271,482)	271,482	—
Net income attributable to OCG Class A unitholders / ANI	$172,239	$270,579	$442,818

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $32,042 to management fees and $2,699 to incentive income, (c) for management fees, reclassifies $2,099 of net gains related to foreign-currency hedging activities from general and administrative expense, (d) for incentive income, includes $41,954 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $22,647 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $3,421 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $4,832, (c) expenses incurred by the Intermediate Holding Companies of $677, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income of $41,954, (e) acquisition-related items of $2,463, (f) adjustments of $9,390 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $3,380 of net gains related to foreign-currency hedging activities.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of June 30, 2018
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$559,425	$—	$—	$559,425
U.S. Treasury and other securities	272,503	—	—	272,503
Corporate investments	1,623,595	—	(611,749)	1,011,846
Deferred tax assets	243,124	—	—	243,124
Receivables and other assets	733,325	—	(2,659)	730,666
Assets of consolidated funds	—	6,233,572	(106)	6,233,466
Total assets	$3,431,972	$6,233,572	$(614,514)	$9,051,030
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$330,950	$—	$525	$331,475
Due to affiliates	211,671	—	—	211,671
Debt obligations	745,654	—	—	745,654
Liabilities of consolidated funds	—	4,871,577	(55,350)	4,816,227
Total liabilities	1,288,275	4,871,577	(54,825)	6,105,027
Non-controlling redeemable interests in consolidated funds	—	—	795,587	795,587
Capital:
Capital attributable to OCG preferred unitholders	173,669	—	—	173,669
Capital attributable to OCG Class A unitholders	934,775	253,428	(253,428)	934,775
Non-controlling interest in consolidated subsidiaries	1,035,253	306,261	(306,261)	1,035,253
Non-controlling interest in consolidated funds	—	802,306	(795,587)	6,719
Total capital	2,143,697	1,361,995	(1,355,276)	2,150,416
Total liabilities and capital	$3,431,972	$6,233,572	$(614,514)	$9,051,030

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	June 30, 2018	March 31, 2018	June 30, 2017
	(in thousands)
Oaktree funds:
Credit	$925,539	$922,287	$942,489
Private Equity	299,961	245,450	236,099
Real Assets	189,109	148,215	135,751
Listed Equities	117,939	126,777	132,113
Non-Oaktree	62,037	75,451	97,514
Total corporate investments – Non-GAAP	1,594,585	1,518,180	1,543,966
Adjustments (1)	29,010	29,945	19,031
Total corporate investments – Oaktree and operating subsidiaries	1,623,595	1,548,125	1,562,997
Eliminations	(611,749)	(545,924)	(546,919)
Total corporate investments – Consolidated	$1,011,846	$1,002,201	$1,016,078

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our owners, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of June 30, 2018, Oaktree and its operating subsidiaries had $832 million of cash and U.S. Treasury and other securities, and $746 million in outstanding debt, which included no borrowings outstanding against its $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $1.6 billion as of June 30, 2018.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of June 30, 2018, corporate investments of $1.6 billion included unrealized investment income proceeds of $355 million, of which $146 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
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
Distributions on the preferred units are discretionary and non-cumulative. We may redeem, at our option, out of funds legally available, the Series A preferred units, in whole or in part, at any time on or after June 15, 2023 at a price of $25.00 per Series A preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the Series A preferred units have no right to require the redemption of the Series A preferred units.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are discussed below.
Operating Activities
Operating activities used $28.9 million and $73.7 million of cash in the first six months of 2018 and 2017, respectively. These amounts principally reflected net income in each respective period and net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $26.0 million and provided $299.4 million of cash in the first six months of 2018 and 2017, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $96.0 million and net proceeds of $202.6 million for the first six months of 2018 and 2017, respectively. Corporate investments in funds and companies of $145.0 million and $22.8 million for the first six months of 2018 and 2017, respectively, consisted of the following:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Funds	$269,086	$196,472
Eliminated in consolidation	(124,045)	(173,673)
Total investments	$145,041	$22,799

Distributions and proceeds from corporate investments in funds and companies of $216.5 million and $133.7 million for the first six months of 2018 and 2017, respectively, consisted of the following:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Funds	$265,898	$156,764
Eliminated in consolidation	(49,442)	(23,111)
Total proceeds	$216,456	$133,653

Purchases of fixed assets were $1.4 million and $14.0 million for the first six months of 2018 and 2017, respectively.
Financing Activities
Financing activities used $45.1 million and provided $1.2 million of cash in the first six months of 2018 and 2017, respectively, and included: (a) net distributions to non-controlling interests in consolidated funds of $90.6 million and net contributions from non-controlling interests in consolidated funds $63.1 million; (b) distributions to unitholders of $287.0 million and $240.4 million; (c) net unit purchases of $10.6 million and $9.7 million; and (d) proceeds from CLO debt obligations of $633.1 million and $1,208.9 million and repayments of $457.0 million and $1,243.4 million. Additionally, the first six months of 2018 included $173.7 million in net proceeds from the issuance of preferred units and the first six months of 2017 included $228.8 million in net borrowings on credit facilities of the consolidated funds.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our preferred unitholders and Class A unitholders pursuant to our distribution policy for our common units. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our Class A units or preferred units in open market or privately negotiated purchases or otherwise, redeem our Class A units or preferred units pursuant to the terms of our operating agreement, or repurchase OCGH units. Our board of directors has authorized our executive committee to make decisions in its discretion to repurchase our Class A units, from time to time, on an opportunistic basis.
In addition to our ongoing sources of cash that include management fees, incentive income and distributions related to our corporate investments in funds and companies, we also have access to liquidity through our debt financings, credit agreements and equity financings. We believe that the sources of liquidity described below will be sufficient to fund our working capital requirements for at least the next twelve months.
Debt Financings
In March 2018, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Third Amendment, the “Credit Agreement”). The Credit Agreement consists of a $150 million fully-funded term loan, and a $500 million revolving credit facility (the “Revolver”). The Fourth Amendment extended the maturity date of the Credit Agreement from March 31, 2021 to March 29, 2023, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fourth Amendment also favorably updated the commitment fee in the corporate ratings-based pricing grid. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.10% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fourth Amendment) covenants regarding a maximum leverage ratio of 3.50-to-1.00 and a minimum required level of assets under management (as defined in the credit agreement). The Fourth Amendment increased the maximum leverage ratio to 3.50-to-1.00 and made certain other amendments to the provisions of the Credit Agreement. As of June 30, 2018, we had no outstanding borrowings under our $500 million revolving credit facility.

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
Series A Preferred Unit Issuance
On May 17, 2018, we issued 7,200,000 6.625% Series A preferred units representing limited liability company interests with a liquidation preference of $25.00 per unit. The issuance resulted in $173.7 million in net proceeds to us. We intend to use the net proceeds from the sale of the Series A preferred units for general corporate purposes, including to fund investments. Distributions on the Series A preferred units, when and if declared by the board of directors of Oaktree, will be paid quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. Distributions on the Series A preferred units are non-cumulative.
Unless distributions have been declared and paid or declared and set apart for payment on the Series A preferred units for a quarterly distribution period, during the remainder of that distribution period we may not repurchase any common units or any other units that are junior in rank, as to the payment of distributions, to the Series A preferred units and we may not declare or pay or set apart payment for distributions on any common units or junior units for the remainder of that distribution period, other than certain Permitted Distributions (as defined in the unit designation related to the Series A preferred units (the “Series A Preferred Unit Designation”)). These restrictions are not applicable during the initial distribution period, which is the period from the original issue date to, but excluding, September 15, 2018.
We may redeem, at our option, out of funds legally available, the Series A preferred units, in whole or in part, at any time on or after June 15, 2023 at a price of $25.00 per Series A preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the Series A preferred units have no right to require the redemption of the Series A preferred units.
If a Change of Control Event (as defined in the Series A Preferred Unit Designation) occurs prior to June 15, 2023, we may, at our option, out of funds legally available, redeem the Series A preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Change of Control Event, at a price of $25.25 per Series A preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
If a Tax Redemption Event or Rating Agency Event (each, as defined in the Series A Preferred Unit Designation) occurs prior to June 15, 2023, we may, at our option, out of funds legally available, redeem the Series A preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Tax Redemption Event or Rating Agency Event, at a price of $25.50 per Series A preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
The Series A preferred units are not convertible into Class A units or any other class or series of our interests or any other security. Holders of the Series A preferred units do not have any of the voting rights given to holders of our Class A units, except that holders of the Series A preferred units are entitled to certain voting rights under certain conditions.
Class A Unit Issuance
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
Assuming no further material changes in the relevant tax law and that Oaktree earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of June 30, 2018, future payments of this nature were estimated to aggregate $17.3 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $36.8 million over the period ending approximately in 2034 with respect to the initial public offering, $51.1 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $38.6 million over the period ending approximately in 2036 with respect to the public offering in March 2014, $32.5 million over the period ending approximately in 2037 with respect to the public offering in March 2015, and $34.3 million over the period ending approximately in 2040 with respect to the public offering in February 2018. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
No amounts were paid under the tax receivable agreement during the six months ended June 30, 2018.

Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of June 30, 2018, we were required to maintain approximately $122.1 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2018:

	Last Six Months of 2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$9,021	$37,126	$32,353	$80,064	$158,564
Debt obligations payable (2)	—	—	—	750,000	750,000
Interest obligations on debt (3)	13,977	55,906	50,105	183,596	303,584
Tax receivable agreement	20,196	30,225	32,697	127,453	210,571
Contingent consideration (4)	11,911	—	—	—	11,911
Commitments to Oaktree and third-party funds (5)	410,546	—	—	—	410,546
Subtotal	465,651	123,257	115,155	1,141,113	1,845,176
Consolidated Funds:
Debt obligations payable (2)	—	—	—	870,098	870,098
Interest obligations on debt (3)	15,334	61,335	61,335	173,614	311,618
Debt obligations of CLOs (2)	195,153	—	—	3,070,701	3,265,854
Interest on debt obligations of CLOs (3)	40,787	158,854	158,854	443,385	801,880
Commitments to fund investments (6)	10,455	—	—	—	10,455
Total	$727,380	$343,446	$335,344	$5,698,911	$7,105,081

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

(4)
This represents the undiscounted contingent consideration obligation as of June 30, 2018. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2018 column. Please see note 17 to our condensed consolidated financial statements for more information.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2018.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 17 to our condensed consolidated financial statements included elsewhere in this quarterly report for information on our commitments and contingencies.
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
The table below summarizes the fair value of the investments and other financial instruments held by our consolidated funds by fund structure and fair-value hierarchy levels and the debt obligations of our CLOs for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of June 30, 2018	Level I	Level II	Level III	Total

Closed-end funds	$78,347	$4,851,883	$142,074	$5,072,304
Open-end funds	2,357	465,443	82,933	550,733
Evergreen funds	28,357	6,854	38,978	74,189
Total	$109,061	$5,324,180	$263,985	$5,697,226

CLO debt obligations	$—	$(3,319,547)	$—	$(3,319,547)

As of December 31, 2017
Closed-end funds	$4,430	$4,598,334	$117,527	$4,720,291
Open-end funds	3,813	548,361	48,788	600,962
Evergreen funds	131,598	(87)	121,087	252,598
Total	$139,841	$5,146,608	$287,402	$5,573,851

CLO debt obligations	$—	$(3,219,592)	$—	$(3,219,592)

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2018, we had investments, at fair value of $5.7 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $574.4 million. Of this decline, approximately $216.5 million would impact net income attributable to Oaktree Capital Group, LLC, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to Oaktree Capital Group, LLC is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the six months ended June 30, 2018 and 2017, NAV-based management fees represented approximately 37% and 32%, respectively, of total management fees. Based on investments held as of June 30, 2018, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.8 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2018, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $330.0 million decrease in the amount of investment income. The estimated decline of $330.0 million is greater than 10% of the June 30, 2018 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
Exchange-rate Risk
Our business is affected by movements in the exchange rate between the U.S. dollar and non-U.S. dollar currencies in the case of (a) management fees that vary based on the NAV of our funds that hold investments denominated in non-U.S. dollar currencies, (b) management fees received in non-U.S. dollar currencies, (c) operating expenses for our foreign offices that are denominated in non-U.S. dollar currencies, and (d) cash and other balances we hold in non-U.S. dollar currencies. We manage our exposure to exchange-rate risks through our regular operating activities and, when appropriate, through the use of derivative instruments.
We estimate that for the six months ended June 30, 2018, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $5.6 million;

•	our operating expenses would have increased by $6.8 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $0.7 million; and

•	our income tax expense would have decreased by $0.1 million.
These movements would have decreased our net income attributable to OCG Class A unitholders by $0.4 million.
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
Interest-rate Risk
As of June 30, 2018, Oaktree and its operating subsidiaries had $745.7 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of June 30, 2018, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $831.9 million of aggregate cash and U.S. Treasury and other securities as of June 30, 2018, we estimate that Oaktree and its operating subsidiaries would generate an additional $8.3 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2018, the consolidated funds had $4.1 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $37.9 million in the event interest rates were to increase by 100 basis points.
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

Closed-end Funds

			As of June 30, 2018
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
Credit	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)(13)	TBD	—	$8,872	4%	3%	$—	$—	$223	$217	$—	$—	$224	nm	nm	1.0x
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	81	63	982	97	3,149	3,460	—	190	2,440	36.0%	22.7%	1.5
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	666	1,671	4,061	3,629	—	—	5,191	5.7	3.2	1.2
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	905	2,100	1,497	1,530	52	—	1,824	8.9	6.1	1.4
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	618	1,547	180	174	16	2	69	13.7	11.4	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,572	6,281	798	881	208	292	147	13.0	9.1	1.7
Special Account A	Nov. 2008	Oct. 2012	253	nm	100	316	549	20	28	59	4	—	28.1	22.8	2.3
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	9,036	18,022	858	724	1,588	168	—	21.9	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,483	4,823	258	—	87	—	430	10.2	7.5	1.5
Legacy funds (8)	Various	Various	12,495	nm	100	10,456	22,931	21	—	1,558	5	—	23.6	18.5	1.9
													22.0%	16.2%
Private/Alternative Credit
Oaktree European Capital Solutions Fund (7)(9)(10)	Dec. 2015	Dec. 2018	€703	80%	64%	€40	€167	€310	€370	€—	€5	€291	12.7%	8.4%	1.1x
Oaktree European Dislocation Fund (10)	Oct. 2013	Oct. 2016	€294	nm	57	€42	€193	€31	€22	€3	€4	€9	20.4	14.6	1.3
Special Account E (10)	Oct. 2013	Apr. 2015	€379	nm	69	€64	€308	€17	€8	€7	€3	€—	14.3	11.0	1.3
													15.2%	11.0%

Oaktree Mezzanine Fund IV (9)	Oct. 2014	Oct. 2019	$852	76%	73%	$107	$200	$525	$505	$—	$17	$502	12.2%	8.7%	1.2x
Oaktree Mezzanine Fund III (11)	Dec. 2009	Dec. 2014	1,592	nm	89	465	1,793	95	103	17	30	23	15.3	10.4 / 9.2	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	493	1,691	54	—	—	—	128	10.9	7.4	1.6
OCM Mezzanine Fund (12)	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.1%	8.8%
Emerging Markets Debt
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2017	$384	nm	78%	$124	$300	$122	$94	$—	$22	$65	16.6%	11.3%	1.4x
Special Account F	Jan. 2014	Sep. 2017	253	nm	96	80	248	74	73	—	16	36	16.1	11.5	1.4
													16.4%	11.4%
Private Equity
Corporate Private Equity
Oaktree European Principal Fund IV (7)(10)(13)	Jul. 2017	Jul. 2022	€1,119	77%	63%	€69	€3	€766	€1,093	€—	€12	€734	nm	nm	1.1x
Oaktree European Principal Fund III (10)	Nov. 2011	Nov. 2016	€3,164	nm	85	€2,275	€1,775	€3,249	€2,595	€—	€442	€2,021	18.4%	12.6%	2.0
OCM European Principal Opportunities Fund II (10)	Dec. 2007	Dec. 2012	€1,759	nm	100	€258	€1,865	€124	€440	€29	€—	€743	7.2	2.9	1.3
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.1%	8.6%

			As of June 30, 2018
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)

Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	$1,106	88%	88%	$87	$1	$1,058	$1,078	$—	$—	$1,067	12.1%	7.2%	1.1x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	69	631	969	399	384	26	95	—	23.9	16.0	2.0
Legacy funds (8)	Various	Various	1,470	nm	63	1,689	2,616	—	—	123	—	—	35.1	27.4	2.8
													34.4%	26.1%
Special Situations
Oaktree Special Situations Fund II	TBD	—	$711	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	1,377	88	71	298	163	1,114	1,280	—	58	890	42.9%	26.3%	1.4x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$587	$1,730	$1,444	$1,384	$50	$—	$2,127	8.1%	4.0%	1.4x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	203	423	239	242	21	—	268	10.4	7.2	1.6
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	2,980	6,156	153	—	554	29	—	12.4	9.0	2.0
Legacy funds (8)	Various	Various	3,701	nm	100	2,713	6,404	10	—	407	2	—	14.4	11.1	1.8
													13.1%	9.4%
Real Assets
Real Estate
Oaktree Real Estate Opportunities Fund VII (13)(14)	Jan. 2016	Jan. 2020	$2,921	79%	37%	$296	$241	$1,143	$2,723	$—	$57	$885	nm	nm	1.4x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,376	2,235	1,818	1,430	70	196	1,316	15.4%	10.3%	1.6
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	985	2,046	220	120	146	42	—	17.2	12.8	1.9
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	202	419	47	—	15	5	—	14.7	12.7	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	386	766	70	60	59	14	—	15.7	10.7	2.0
Legacy funds (8)	Various	Various	2,341	nm	99	2,010	4,324	2	—	232	—	—	15.2	11.9	1.9
													15.6%	11.9%

Oaktree Real Estate Debt Fund II (9)(13)	Mar. 2017	Mar. 2020	$1,852	47%	9%	$20	$21	$156	$747	$—	$3	$143	nm	nm	1.2x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	81	177	625	454	568	10	15	325	21.9%	16.4%	1.3
Oaktree PPIP Fund (15)	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Special Account G (Real Estate Income) (9)(13)	Oct. 2016	Oct. 2020	$615	87%	87%	$64	$58	$538	$499	$—	$12	$513	nm	nm	1.1

Infrastructure
Oaktree Transportation Infrastructure Fund	TBD	—	$1,052	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Highstar Capital IV (16)	Nov. 2010	Nov. 2016	2,000	nm	100	72	883	1,189	1,313	—	—	1,823	5.9%	1.6%	1.2x
									28,533	(10)	1,819	(10)
							Other (17)		7,988		4
							Total (18)		$36,521		$1,823

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings, if any, outstanding, under a fund-level credit facility where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended June 30, 2018 was $1.7 billion.

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

(9)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of June 30, 2018 management fee-generating AUM included only that portion of committed capital that had been drawn.

(10)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the June 30, 2018 spot rate of $1.17.

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

(13)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through June 30, 2018 was less than 30 months.

(14)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(15)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of June 30, 2018, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(17)	This includes our closed-end Senior Loan funds, CLOs, a non-Oaktree fund and certain separate accounts and co-investments.

(18)
The total excludes one closed-end fund with management fee-generating AUM of $129 million as of June 30, 2018, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of June 30, 2018	Twelve Months Ended June 30, 2018			Since Inception through June 30, 2018
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)
Credit
High Yield Bonds
U.S. High Yield Bonds	1986	$14,217	1.5%	1.0%	2.7%	9.1%	8.6%	8.2%	0.79	0.57
Global High Yield Bonds	2010	3,790	1.9	1.4	2.6	6.9	6.3	6.6	1.10	1.08
European High Yield Bonds	1999	845	2.6	2.1	2.7	7.9	7.3	6.2	0.71	0.45

Convertibles
U.S. Convertibles	1987	2,251	9.5	8.9	12.0	9.4	8.8	8.3	0.50	0.39
Non-U.S. Convertibles	1994	1,438	3.5	3.0	0.2	8.2	7.6	5.4	0.78	0.39
High Income Convertibles	1989	1,005	5.5	4.9	2.8	11.2	10.4	8.0	1.06	0.60

Senior Loans
U.S. Senior Loans	2008	676	4.9	4.3	4.7	6.0	5.4	5.2	1.12	0.67
European Senior Loans	2009	1,488	1.1	0.6	2.1	7.4	6.9	8.1	1.63	1.66

Multi-Strategy Credit
Multi-Strategy Credit (2)	Various	3,142	nm	nm	nm	nm	nm	nm	nm	nm

Listed Equities
Emerging Markets Equities
Emerging Markets Equities	2011	3,668	6.7	5.9	8.2	2.1	1.3	1.4	0.10	0.07
Total		$32,520

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)	Includes Global Credit Fund and individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).

Evergreen Funds

		As of June 30, 2018			Twelve Months Ended June 30, 2018		Since Inception through June 30, 2018
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception				Rates of Return (1)		Annualized Rates of Return (1)
					Gross	Net	Gross	Net
		(in millions)
Credit
Private/Alternative Credit
Strategic Credit (2).	2012	$5,262	$4,955	$9	13.0%	10.1%	9.7%	7.1%

Distressed Debt
Value Opportunities	2007	1,078	1,000	12	16.8	12.8	10.0	6.1

Emerging Markets Debt
Emerging Markets Debt (3)	2015	813	247	5	9.7	7.1	14.2	11.0

Listed Equities
Value/Other Equities
Value Equities (4)	2012	502	480	—	20.2	14.6	20.2	14.6
			6,682	26
Other (5)			784	10
Restructured funds			—	5
Total (2)			$7,466	$41

(1)	Returns represent time-weighted rates of return.

(2)
Includes our publicly-traded BDCs and one closed-end fund with $123 million and $129 million of AUM and management fee-generating AUM, respectively. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude our publicly-traded BDCs.

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
Date: August 1, 2018

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

3.2
Fourth Amended and Restated Operating Agreement of the Registrant dated as of May 17, 2018 (including unit designation dated as of November 16, 2015, and unit designation with respect to the Series A Preferred Units, dated as of May 17, 2018).

3.3	Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018 (included in Exhibit 3.2).

4.1	Form of 6.625% Series A Preferred Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2018).

10.1	Second Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of May 17, 2018.

10.2	Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018 (included as part of Exhibit 10.1).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.