Form 10-Q
period 2018-09-30
Oaktree Capital Group, LLC
filed 2018-11-02
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of October 29, 2018, there were 71,510,743 Class A units and 85,625,657 Class B units of the registrant outstanding.

1

FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable or similar words. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity, including, but not limited to, changes in our anticipated revenue and income, which are inherently volatile; changes in the value of our investments; the pace of our raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of our existing funds; the amount and timing of distributions on our preferred units and our Class A units; changes in our operating or other expenses; the degree to which we encounter competition; and general political, economic and market conditions. The factors listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (“annual report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2018, which is accessible on the SEC’s website at www.sec.gov, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.
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
“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments, and our pro-rata portion of AUM managed by DoubleLine (as defined below) in which we hold a minority ownership interest. For our collateralized loan obligation vehicles (“CLOs”), AUM represents the aggregate par value of collateral assets and principal cash, for our publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash, and for DoubleLine funds, NAV. Our AUM amounts include AUM for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds that we manage. Our calculation of AUM and the two AUM-related metrics described below may not be directly comparable to the AUM metrics of other investment managers.

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
“DoubleLine” refers to DoubleLine Capital LP and its affiliates.
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
“preferred units” or “preferred unitholders” refer to the Series A and Series B preferred units of OCG or Series A and Series B preferred unitholders, respectively, unless otherwise specified.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2018	December 31, 2017
Assets
Cash and cash-equivalents	$543,229	$481,631
U.S. Treasury and other securities	469,800	176,602
Corporate investments (includes $70,719 and $50,778 measured at fair value as of September 30, 2018 and December 31, 2017, respectively)	1,055,351	1,009,631
Due from affiliates	149,899	223,224
Deferred tax assets	243,059	202,460
Other assets	543,031	564,529
Assets of consolidated funds:
Cash and cash-equivalents	312,832	477,834
Investments, at fair value	6,000,681	5,660,540
Dividends and interest receivable	22,834	21,144
Due from brokers	17,278	54,289
Receivable for securities sold	69,427	141,582
Derivative assets, at fair value	1,700	731
Other assets	928	599
Total assets	$9,430,049	$9,014,796
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$228,639	$274,984
Accounts payable, accrued expenses and other liabilities	143,102	158,716
Due to affiliates	192,267	177,873
Debt obligations	745,812	746,274
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	27,133	18,111
Payables for securities purchased	359,169	580,906
Securities sold short, at fair value	19,463	86,467
Derivative liabilities, at fair value	590	953
Distributions payable	82,550	7,354
Borrowings under credit facilities	863,997	862,401
Debt obligations of CLOs	3,648,217	3,219,592
Total liabilities	6,310,939	6,133,631
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	696,307	860,548
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of September 30, 2018	173,669	—
Series B preferred units, 9,400,000 units issued and outstanding as of September 30, 2018	226,915	—
Class A units, no par value, unlimited units authorized, 71,510,743 and 65,310,226 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Class B units, no par value, unlimited units authorized, 85,625,657 and 90,975,687 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Paid-in capital	881,982	788,413
Retained earnings	76,203	80,128
Accumulated other comprehensive income	764	443
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,359,533	868,984
Non-controlling interests in consolidated subsidiaries	1,056,314	1,121,237
Non-controlling interests in consolidated funds	6,956	30,396
Total unitholders’ capital	2,422,803	2,020,617
Total liabilities and unitholders’ capital	$9,430,049	$9,014,796

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Management fees	$175,195	$181,312	$538,706	$542,268
Incentive income	66,032	53,720	253,125	616,404
Total revenues	241,227	235,032	791,831	1,158,672
Expenses:
Compensation and benefits	(101,787)	(98,224)	(315,614)	(304,713)
Equity-based compensation	(14,747)	(15,828)	(44,614)	(45,529)
Incentive income compensation	(27,294)	(26,362)	(127,327)	(327,526)
Total compensation and benefits expense	(143,828)	(140,414)	(487,555)	(677,768)
General and administrative	(38,051)	(24,096)	(110,459)	(90,703)
Depreciation and amortization	(6,459)	(3,037)	(19,412)	(9,865)
Consolidated fund expenses	(2,829)	(2,226)	(9,383)	(7,425)
Total expenses	(191,167)	(169,773)	(626,809)	(785,761)
Other income (loss):
Interest expense	(39,456)	(35,776)	(115,504)	(128,797)
Interest and dividend income	74,490	55,218	205,089	155,092
Net realized gain (loss) on consolidated funds’ investments	(9,812)	3,392	(12,509)	1,755
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	10,552	3,662	(34,939)	56,793
Investment income	58,196	51,061	149,682	150,618
Other income, net	5,629	5,418	7,240	14,979
Total other income	99,599	82,975	199,059	250,440
Income before income taxes	149,659	148,234	364,081	623,351
Income taxes	(6,568)	(13,857)	(17,832)	(31,700)
Net income	143,091	134,377	346,249	591,651
Less:
Net income attributable to non-controlling interests in consolidated funds	(14,427)	(9,990)	(17,792)	(23,543)
Net income attributable to non-controlling interests in consolidated subsidiaries	(72,005)	(78,546)	(187,945)	(350,028)
Net income attributable to Oaktree Capital Group, LLC	56,659	45,841	140,512	218,080
Net income attributable to preferred unitholders	(3,909)	—	(3,909)	—
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$52,750	$45,841	$136,603	$218,080

Distributions declared per Class A unit	$0.55	$1.31	$2.27	$2.65
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.74	$0.71	$1.95	$3.41
Weighted average number of Class A units outstanding	71,369	64,394	70,167	63,875

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$143,091	$134,377	$346,249	$591,651
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	773	(1,693)	683	(7,347)
Unrealized gain on interest rate swap designated as cash flow hedge	—	—	—	60
Other comprehensive income (loss), net of tax	773	(1,693)	683	(7,287)
Total comprehensive income	143,864	132,684	346,932	584,364
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(14,427)	(9,990)	(17,792)	(23,543)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(72,434)	(77,561)	(188,307)	(345,718)
Comprehensive income attributable to OCG	57,003	45,133	140,833	215,103
Comprehensive income attributable to preferred unitholders	(3,909)	—	(3,909)	—
Comprehensive income attributable to OCG Class A unitholders	$53,094	$45,133	$136,924	$215,103

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$346,249	$591,651
Adjustments to reconcile net income to net cash used in operating activities:
Adoption of revenue recognition standard	48,709	—
Investment income	(149,682)	(150,618)
Depreciation and amortization	19,412	9,865
Equity-based compensation	44,614	45,529
Net realized and unrealized (gain) loss from consolidated funds’ investments	47,448	(58,548)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(3,488)	(2,926)
Income distributions from corporate investments in funds and companies	177,864	132,385
Other non-cash items	1,468	779
Cash flows due to changes in operating assets and liabilities:
Decrease in other assets	28,353	6,161
Increase in net due to affiliates	53,430	56,956
Decrease in accrued compensation expense	(47,365)	(79,447)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(14,873)	18,694
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(2,030)	(386)
Decrease in due from brokers	37,010	45,234
(Increase) decrease in receivables for securities sold	72,118	(142,086)
(Increase) decrease in other assets	(724)	91
Increase in accounts payable, accrued expenses and other liabilities	9,619	3,442
Increase (decrease) in payables for securities purchased	(212,499)	347,416
Purchases of securities	(3,443,337)	(3,847,188)
Proceeds from maturities and sales of securities	2,849,135	2,784,686
Net cash used in operating activities	(138,569)	(238,310)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(791,401)	(422,820)
Proceeds from maturities and sales of U.S. Treasury and other securities	498,104	855,993
Corporate investments in funds and companies	(212,427)	(75,316)
Distributions and proceeds from corporate investments in funds and companies	245,801	163,951
Purchases of fixed assets	(3,527)	(27,036)
Proceeds from sale of fixed assets	—	5,048
Net cash provided by (used in) investing activities	(263,450)	499,820

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Net proceeds from issuance of Class A units	$219,750	$—
Purchase of OCGH units	(219,525)	—
Repurchase and cancellation of units	(12,195)	(11,470)
Distributions to Class A unitholders	(160,883)	(170,034)
Distributions to preferred unitholders	(3,909)	—
Distributions to OCGH unitholders	(218,575)	(296,240)
Distributions to non-controlling interests	(3,700)	(3,617)
Net proceeds from issuance of preferred units	400,584	—
Payment of debt issuance costs	(2,235)	—
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	107,962	210,964
Distributions to non-controlling interests	(236,929)	(41,197)
Proceeds from debt obligations issued by CLOs	1,170,317	1,218,737
Payment of debt issuance costs	(1,771)	(7,782)
Repayment on debt obligations issued by CLOs	(729,458)	(1,244,698)
Borrowings on credit facilities	—	702,100
Repayments on credit facilities	—	(367,444)
Net cash provided by (used in) financing activities	309,433	(10,681)
Effect of exchange rate changes on cash	1,497	26,021
Net increase (decrease) in cash and cash-equivalents	(91,089)	276,850
Deconsolidation of funds	(12,315)	—
Cash and cash-equivalents, beginning balance	959,465	959,200
Cash and cash-equivalents, ending balance	$856,061	$1,236,050

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$543,229	$705,121
Cash and cash-equivalents – Consolidated Funds	312,832	530,929
Total cash and cash-equivalents	$856,061	$1,236,050

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2017	65,310	90,976	$—	$—	$788,413	$80,128	$443	$1,121,237	$30,396	$2,020,617
Activity for the nine months ended September 30, 2018:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	20,355	—	28,354	—	48,709
Issuance of units	6,534	182	173,669	226,915	219,750	—	—	—	—	620,334
Cancellation of units associated with forfeitures	(112)	—	—	—	—	—	—	—	—	—
Cancellation of units	—	(428)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(221)	(5,104)	—	—	(228,469)	—	—	(3,251)	—	(231,720)
Purchase of non-controlling interests in subsidiary	—	—	—	—	(1,320)	—	—	(1,596)	—	(2,916)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	6,051	—	—	—	—	6,051
Equity reallocation between controlling and non-controlling interests	—	—	—	—	78,269	—	—	(78,269)	—	—
Capital increase related to equity-based compensation	—	—	—	—	19,288	—	—	23,807	—	43,095
Distributions declared	—	—	(3,909)	—	—	(160,883)	—	(222,275)	(22,833)	(409,900)
Net income	—	—	3,909	—	—	136,603	—	187,945	(607)	327,850
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	321	362	—	683
Unitholders’ capital as of September 30, 2018	71,511	85,626	$173,669	$226,915	$881,982	$76,203	$764	$1,056,314	$6,956	$2,422,803

Unitholders’ capital as of December 31, 2016	63,032	91,758	$—	$—	$749,618	$54,494	$1,793	$1,050,319	$28,947	$1,885,171
Activity for the nine months ended September 30, 2017:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	(352)	352	—	—	—	—
Issuance of units	1,800	524	—	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(21)	—	—	—	—	—	—	—	—	—
Cancellation of units	—	(515)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(206)	(85)	—	—	(8,454)	—	—	(3,016)	—	(11,470)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	14,581	—	—	(14,581)	—	—
Capital increase related to equity-based compensation	—	—	—	—	18,343	—	—	26,338	—	44,681
Distributions declared	—	—	—	—	—	(170,034)	—	(299,857)	(1,791)	(471,682)
Net income	—	—	—	—	—	218,080	—	350,028	1,748	569,856
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,001)	(4,346)	—	(7,347)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	—	24	36	—	60
Unitholders’ capital as of September 30, 2017	64,605	91,682	$—	$—	$773,736	$102,892	$(1,184)	$1,104,921	$28,904	$2,009,269

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
($ in thousands, except where noted)

market for the investment existed, and the differences could be material to the condensed consolidated financial statements.
Recent Accounting Developments
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while others were added. The guidance is effective for the Company in the first quarter of 2020, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on the consolidated financial statements.
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
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company expects to adopt the guidance in the first quarter of 2019 under the simplified transition method. The simplified transition method allows companies to forgo the comparative reporting requirements initially required under the modified retrospective transition approach and apply the new guidance prospectively. The Company does not expect that adoption will have a material impact on the consolidated statements of operations because all of the Company’s leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a significant gross-up in total assets and total liabilities on the consolidated statements of financial position. As of September 30, 2018, the gross-up impact is estimated to be approximately $125 million, which represents the aggregate discounted amount of the Company’s minimum lease payments under lease obligations as of that date.
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
September 30, 2018
($ in thousands, except where noted)

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
September 30, 2018
($ in thousands, except where noted)

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
The ultimate amount of management fees that will be earned over the life of the contract is subject to a large number and broad range of possible outcomes due to market volatility and other factors outside of the Company’s control. As a result, the amount of revenue earned in any given period is generally determined at the end of each reporting period and relates to services performed during that period. The impact on management fees as a result of applying the new revenue standard for the three and nine months ended September 30, 2018 was an increase of $2.8 million and $9.5 million, respectively. This amount relates to the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Such costs are presented in compensation and benefits and general and administrative expenses.
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. Incentive income is recognized when it is probable that a significant reversal will not occur. Revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Potential incentive income is highly susceptible to market volatility, the judgment and actions of third parties, and other factors outside of the Company’s control. The Company’s experience has demonstrated little predictive value in the amount of potential incentive income ultimately earned due to the highly uncertain nature of returns inherent in the markets and contingencies associated with many realization events. As a result, the amount of incentive income recognized in any given period is generally determined after giving consideration to a number of factors, including whether the fund is in its investment or liquidation period, and the nature and level of risk associated with changes in fair value of the remaining assets in the fund. In general, it would be unlikely that any amount of potential incentive income would be recognized until (a) the uncertainty is resolved or (b) the fund is near final liquidation, assets are under contract for sale or are of low risk of significant fluctuation in fair value, and the assets are significantly in excess of the threshold at which incentive income would be earned. The impact on incentive income as a result of applying the new revenue standard for the three and nine months ended September 30, 2018 was a decrease of $4.9 million and $52.0 million, respectively.
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
September 30, 2018
($ in thousands, except where noted)

The following schedule presents revenues disaggregated by fund structure, each of which is affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management Fees
Closed-end	$112,415	$126,973	$353,225	$380,951
Open-end	34,942	40,669	109,051	120,897
Evergreen	27,838	13,670	76,430	40,420
Total	$175,195	$181,312	$538,706	$542,268

Incentive Income
Closed-end	$65,661	$53,537	$249,447	$611,902
Evergreen	371	183	3,678	4,502
Total	$66,032	$53,720	$253,125	$616,404
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
The table below sets forth contract balances for the periods indicated:

	As of
	September 30, 2018	December 31, 2017

Receivables (1)	$55,552	$98,738
Contract assets (1)	20,500	54,221
Contract liabilities (2)	(31,166)	(25,297)

(1)	The decline in balances was primarily related to payments received, net of accruals.

(2)	Revenue recognized in the three and nine months ended September 30, 2018 from amounts included in the contract liability balance was $2.3 million and $23.9 million, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
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
Consolidated VIEs
As of September 30, 2018, the Company consolidated 20 VIEs for which it was the primary beneficiary, including 10 funds managed by Oaktree, nine CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. One of the CLOs had not priced as of September 30, 2018. As of December 31, 2017, the Company consolidated 21 VIEs.
As of September 30, 2018, the assets and liabilities of the 19 consolidated VIEs representing funds and CLOs amounted to $6.0 billion and $4.8 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of September 30, 2018, the Company’s investments in consolidated VIEs had a carrying value of $506.5 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 11 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	September 30, 2018	December 31, 2017

Corporate investments	$963,239	$930,699
Due from affiliates	88,390	160,257
Maximum exposure to loss	$1,051,629	$1,090,956

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
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
Corporate investments consisted of the following:

	As of
Corporate Investments	September 30, 2018	December 31, 2017

Equity-method investments:
Funds	$958,265	$916,559
Companies	26,367	42,294
Other investments, at fair value	70,719	50,778
Total corporate investments	$1,055,351	$1,009,631
The components of investment income are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment Income	2018	2017	2018	2017

Equity-method investments:
Funds	$39,041	$34,733	$92,105	$104,216
Companies	18,870	17,441	54,438	52,164
Other investments, at fair value	285	(1,113)	3,139	(5,762)
Total investment income	$58,196	$51,061	$149,682	$150,618

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

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
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2018	2017	2018	2017
Revenues / investment income	$489,240	$387,281	$1,423,993	$1,464,961
Interest expense	(70,803)	(62,636)	(203,418)	(167,507)
Other expenses	(210,752)	(205,998)	(628,109)	(618,255)
Net realized and unrealized gain on investments	832,725	1,066,616	2,178,524	2,933,914
Net income	$1,040,410	$1,185,263	$2,770,990	$3,613,113
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Realized gain (loss)	$104	$3,697	$1,072	$5,252
Net change in unrealized gain (loss)	181	(4,810)	2,067	(11,014)
Total gain (loss)	$285	$(1,113)	$3,139	$(5,762)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
United States:
Debt securities:
Communication services	$442,666	$178,984	7.4%	3.2%
Consumer discretionary	479,398	796,681	8.1	14.0
Consumer staples	100,650	100,863	1.7	1.8
Energy	178,494	106,414	3.0	1.9
Financials	284,437	161,807	4.7	2.9
Government	2,498	3,033	0.0	0.1
Health care	476,470	416,779	7.9	7.4
Industrials	379,776	441,440	6.3	7.8
Information technology	466,062	431,010	7.8	7.6
Materials	294,444	384,310	4.9	6.8
Real estate	174,245	146,836	2.9	2.6
Utilities	103,609	117,805	1.7	2.1
Total debt securities (cost: $3,386,701 and $3,284,346 as of September 30, 2018 and December 31, 2017, respectively)	3,382,749	3,285,962	56.4	58.2
Equity securities:
Communication services	220	305	0.0	0.0
Consumer discretionary	1,735	1,778	0.0	0.0
Energy	136	649	0.0	0.0
Financials	1,255	3,061	0.0	0.1
Health care	1,291	527	0.0	0.0
Industrials	52,135	316	1.0	0.0
Utilities	1,107	1,192	0.0	0.0
Total equity securities (cost: $58,323 and $8,102 as of September 30, 2018 and December 31, 2017, respectively)	57,879	7,828	1.0	0.1
Real estate:
Real estate	—	121,588	—	2.1
Total real estate securities (cost: $0 and $121,582 as of September 30, 2018 and December 31, 2017, respectively)	—	121,588	—	2.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Europe:
Debt securities:
Communication services	$502,581	$278,358	8.4%	4.9%
Consumer discretionary	480,925	573,270	8.0	10.1
Consumer staples	145,166	121,636	2.4	2.1
Energy	13,146	5,929	0.2	0.1
Financials	46,370	40,130	0.8	0.7
Health care	400,500	333,693	6.7	5.9
Industrials	242,496	163,972	4.0	2.9
Information technology	177,836	95,409	3.0	1.7
Materials	256,671	267,252	4.3	4.7
Real estate	24,137	12,528	0.4	0.2
Utilities	1,172	8,949	0.0	0.2
Total debt securities (cost: $2,292,008 and $1,894,727 as of September 30, 2018 and December 31, 2017, respectively)	2,291,000	1,901,126	38.2	33.5
Equity securities:
Consumer staples	31	1,449	0.0	0.0
Energy	—	3,827	—	0.1
Financials	—	7,410	—	0.1
Health care	1,310	601	0.0	0.0
Materials	—	1,622	—	0.0
Total equity securities (cost: $343 and $12,787 as of September 30, 2018 and December 31, 2017, respectively)	1,341	14,909	0.0	0.2
Asia and other:
Debt securities:
Communication services	7,370	8,104	0.1	0.1
Consumer discretionary	34,970	30,332	0.6	0.5
Consumer staples	12,160	748	0.2	0.0
Energy	17,355	10,175	0.3	0.2
Financials	9,286	20,362	0.2	0.4
Government	2,662	—	0.0	—
Health care	2,529	13,806	0.0	0.2
Industrials	37,547	22,935	0.6	0.4
Information technology	796	536	0.0	0.0
Materials	17,146	8,515	0.3	0.2
Real estate	41,576	6,272	0.7	0.1
Utilities	5,517	769	0.1	0.0
Total debt securities (cost: $188,561 and $124,723 as of September 30, 2018 and December 31, 2017, respectively)	188,914	122,554	3.1	2.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Asia and other:
Equity securities:
Communication services	$—	$1,735	—%	0.0%
Consumer discretionary	1,840	29,026	0.0	0.5
Consumer staples	1,604	7,279	0.0	0.1
Energy	526	5,551	0.0	0.1
Financials	25,498	58,632	0.4	1.2
Industrials	26,301	34,019	0.4	0.7
Information technology	3,234	23,900	0.2	0.4
Materials	12,848	28,590	0.2	0.5
Real estate	6,947	15,339	0.1	0.3
Utilities	—	2,502	—	0.0
Total equity securities (cost: $72,166 and $185,164 as of September 30, 2018 and December 31, 2017, respectively)	78,798	206,573	1.3	3.8
Total debt securities	5,862,663	5,309,642	97.7	93.8
Total equity securities	138,018	229,310	2.3	4.1
Total real estate securities	—	121,588	—	2.1
Total investments, at fair value	$6,000,681	$5,660,540	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $19,112 and $82,502 as of September 30, 2018 and December 31, 2017, respectively)	$(19,463)	$(86,467)
As of September 30, 2018 and December 31, 2017, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended September 30,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(11,493)	$51,969	$3,839	$2,012
CLO liabilities (1)	—	(42,458)	—	1,595
Foreign-currency forward contracts (2)	1,496	1,193	(555)	200
Total-return and interest-rate swaps (2)	—	—	70	(185)
Options and futures (2)	185	(152)	38	40
Total	$(9,812)	$10,552	$3,392	$3,662

	Nine Months Ended September 30,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(14,027)	$(25,119)	$6,075	$10,941
CLO liabilities (1)	—	(9,601)	—	44,943
Foreign-currency forward contracts (2)	428	17	(945)	(210)
Total-return and interest-rate swaps (2)	858	29	(1,398)	813
Options and futures (2)	232	(265)	(1,977)	306
Total	$(12,509)	$(34,939)	$1,755	$56,793

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 8 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
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

	As of September 30, 2018				As of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$469,800	$—	$—	$469,800	$176,602	$—	$—	$176,602
Corporate investments	—	30,051	40,599	70,650	—	1,833	50,902	52,735
Foreign-currency forward contracts (2)	—	2,872	—	2,872	—	5,020	—	5,020
Total assets	$469,800	$32,923	$40,599	$543,322	$176,602	$6,853	$50,902	$234,357

Liabilities
Contingent liability (3)	$—	$—	$(6,591)	$(6,591)	$—	$—	$(18,778)	$(18,778)
Foreign-currency forward contracts (4)	—	(1,045)	—	(1,045)	—	(13,154)	—	(13,154)
Cross-currency swap (3)	—	(9,119)	—	(9,119)	—	(7,479)	—	(7,479)
Total liabilities	$—	$(10,164)	$(6,591)	$(16,755)	$—	$(20,633)	$(18,778)	$(39,411)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)
Amounts are included in other assets in the condensed consolidated statements of financial condition, except for $69 as of September 30, 2018, which is included within corporate investments in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $1,957 as of December 31, 2017, which is included within corporate investments in the condensed consolidated statements of financial condition.

There were no transfers between Level I and Level II positions for the nine months ended September 30, 2018 and 2017.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended September 30,
	2018		2017
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$31,084	$(9,129)	$77,657	$(24,029)
Contributions or additions	10,258	—	5	—
Distributions	(290)	—	(5,482)	—
Net gain (loss) included in earnings	(453)	2,538	3,460	4,921
Ending balance	$40,599	$(6,591)	$75,640	$(19,108)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$(557)	$2,538	$(239)	$4,921

	NIne Months Ended September 30,
	2018		2017
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$50,902	$(18,778)	$74,663	$(23,567)
Contributions or additions	16,668	—	209	—
Distributions	(31,145)	—	(9,052)	—
Net gain (loss) included in earnings	4,174	12,187	9,820	4,459
Ending balance	$40,599	$(6,591)	$75,640	$(19,108)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$3,102	$12,187	$3,788	$4,459
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	September 30, 2018	December 31, 2017	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$40,599	$50,902	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent liability	(6,591)	(18,778)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	23%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
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

	As of September 30, 2018				As of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$4,773,586	$107,891	$4,881,477	$—	$4,340,860	$86,999	$4,427,859
Corporate debt – all other	1,132	833,491	146,563	981,186	736	805,659	75,388	881,783
Equities – common stock	80,422	162	54,841	135,425	222,439	65	3,427	225,931
Equities – preferred stock	1,165	13	1,415	2,593	3,041	338	—	3,379
Real estate	—	—	—	—	—	—	121,588	121,588
Total investments	82,719	5,607,252	310,710	6,000,681	226,216	5,146,922	287,402	5,660,540
Derivatives:
Foreign-currency forward contracts	—	1,700	—	1,700	—	590	—	590
Swaps	—	—	—	—	—	49	—	49
Options and futures	—	—	—	—	92	—	—	92
Total derivatives	—	1,700	—	1,700	92	639	—	731
Total assets	$82,719	$5,608,952	$310,710	$6,002,381	$226,308	$5,147,561	$287,402	$5,661,271

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(3,521,664)	$—	$(3,521,664)	$—	$(3,107,955)	$—	$(3,107,955)
Subordinated notes (1)	—	(126,553)	—	(126,553)	—	(111,637)	—	(111,637)
Total CLO debt obligations	—	(3,648,217)	—	(3,648,217)	—	(3,219,592)	—	(3,219,592)
Securities sold short:
Equity securities	(19,463)	—	—	(19,463)	(86,467)	—	—	(86,467)
Derivatives:
Foreign-currency forward contracts	—	(442)	—	(442)	—	(817)	—	(817)
Swaps	—	—	—	—	—	(136)	—	(136)
Options and futures	(148)	—	—	(148)	—	—	—	—
Total derivatives	(148)	(442)	—	(590)	—	(953)	—	(953)
Total liabilities	$(19,611)	$(3,648,659)	$—	$(3,668,270)	$(86,467)	$(3,220,545)	$—	$(3,307,012)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 11 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three Months Ended September 30, 2018
Beginning balance	$83,529	$123,936	$54,934	$1,586	$—	$263,985
Transfers into Level III	7,698	—	—	—	—	7,698
Transfers out of Level III	(11,549)	—	—	—	—	(11,549)
Purchases	49,347	41,063	197	—	—	90,607
Sales	(22,253)	(17,580)	(76)	—	—	(39,909)
Realized gains (losses), net	144	65	59	—	—	268
Unrealized appreciation (depreciation), net	975	(921)	(273)	(171)	—	(390)
Ending balance	$107,891	$146,563	$54,841	$1,415	$—	$310,710
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,140	$(508)	$(273)	$(171)	$—	$188
Three Months Ended September 30, 2017
Beginning balance	$151,229	$43,469	$7,287	$—	$—	$201,985
Transfers into Level III	349	—	—	—	—	349
Transfers out of Level III	(5,059)	(1,978)	—	—	—	(7,037)
Purchases	44,199	21,363	—	—	2,494	68,056
Sales	(28,567)	(13,347)	(74)	—	(2,005)	(43,993)
Realized gains (losses), net	(325)	175	—	—	5	(145)
Unrealized appreciation (depreciation), net	2,842	(548)	501	—	11	2,806
Ending balance	$164,668	$49,134	$7,714	$—	$505	$222,021
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$2,219	$(538)	$501	$—	$11	$2,193

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Nine Months Ended September 30, 2018
Beginning balance	$86,999	$75,388	$3,427	$—	$121,588	$287,402
Deconsolidation of funds	—	—	—	—	(121,087)	(121,087)
Transfers into Level III	36,627	899	490	—	—	38,016
Transfers out of Level III	(25,041)	(490)	(658)	—	—	(26,189)
Purchases	58,534	119,328	52,253	1,248	—	231,363
Sales	(51,577)	(47,628)	(387)	—	(501)	(100,093)
Realized gains (losses), net	612	314	59	—	—	985
Unrealized appreciation (depreciation), net	1,737	(1,248)	(343)	167	—	313
Ending balance	$107,891	$146,563	$54,841	$1,415	$—	$310,710
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,566	$(1,054)	$(343)	$167	$—	$336
Nine Months Ended September 30, 2017
Beginning balance	$208,868	$28,793	$6,693	$—	$—	$244,354
Transfers into Level III	22,537	1,978	—	—	—	24,515
Transfers out of Level III	(54,179)	(1,978)	—	—	—	(56,157)
Purchases	67,516	48,481	136	—	2,494	118,627
Sales	(83,772)	(28,072)	(713)	—	(2,005)	(114,562)
Realized gains (losses), net	(114)	486	87	—	5	464
Unrealized appreciation (depreciation), net	3,812	(554)	1,511	—	11	4,780
Ending balance	$164,668	$49,134	$7,714	$—	$505	$222,021
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$3,366	$(441)	$1,511	$—	$11	$4,447

Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the condensed consolidated statements of operations.
Transfers between Level I and Level II positions for the nine months ended September 30, 2018 included $0.7 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using vendor prices. Transfers between Level I and Level II positions for the nine months ended September 30, 2017 included $0.4 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using broker quotes.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2018:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services:	$14,490	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	634	Market approach (comparable companies) (6)	Earnings multiple (7)	7x – 9x	8x
Financials:	68,527	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	1,580	Discounted cash flow (4)	Discount rate	10% – 12%	11%
Health care:	31,186	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	11,461	Discounted cash flow (4)	Discount rate	8% – 16%	13%
Information technology:	15,804	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	2,447	Discounted cash flow (4)	Discount rate	11% – 13%	12%
Real estate:	76,773	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	2,663	Discounted cash flow (4)	Discount rate	12% – 14%	13%
Other:	19,719	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	5,949	Discounted cash flow (4)	Discount rate	11% – 14%	12%
	3,221	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Equity investments:
	52,025	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
	2,094	Discounted cash flow (4)	Discount rate	10% – 30%	13%
	2,137	Market approach (comparable companies) (6)	Earnings multiple (7)	5x – 11x	7x
Total Level III investments	$310,710
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
During the nine months ended September 30, 2018, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company. There were no changes in the valuation techniques for Level III securities for the nine months ended September 30, 2017.
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
When the Company enters into a derivative contract, it may elect to designate the derivative as a hedging instrument and apply hedge accounting as part of its overall risk management strategy. In other situations, when a derivative does not qualify for hedge accounting or when the derivative and the hedged item are both recorded in current-period earnings and thus deemed to be economic hedges, hedge accounting is not applied. Freestanding derivatives are financial instruments that the Company enters into as part of its overall risk management strategy but does not utilize hedge accounting. These financial instruments may include foreign-currency exchange contracts, interest-rate swaps and other derivative contracts. There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of September 30, 2018 and December 31, 2017.
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2018
Foreign-currency forward contracts	$128,511	$2,872	$(55,373)	$(1,045)
Cross-currency swap	—	—	(247,023)	(9,119)
Total	$128,511	$2,872	$(302,396)	$(10,164)

As of December 31, 2017
Foreign-currency forward contracts	$288,451	$5,020	$(242,972)	$(13,154)
Cross-currency swap	—	—	(255,210)	(7,479)
Total	$288,451	$5,020	$(498,182)	$(20,633)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Investment income	$419	$(4,141)	$(1,898)	$(13,469)
General and administrative expense (1)	929	(3,111)	(374)	(12,062)
Total	$1,348	$(7,252)	$(2,272)	$(25,531)

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
The following tables summarize net gains (losses) from derivatives held by the consolidated funds:

	Three Months Ended September 30,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	1,496	1,193	(555)	200
Total-return and interest-rate swaps	—	—	70	(185)
Options and futures	185	(152)	38	40
Total	$1,681	$1,041	$(447)	$55

	Nine Months Ended September 30,
	2018		2017
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	428	17	(945)	(210)
Total-return and interest-rate swaps	858	29	(1,398)	813
Options and futures	232	(265)	(1,977)	306
Total	$1,518	$(219)	$(4,320)	$909

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2018		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$2,872	$1,045	$—	$1,827
Derivative assets of consolidated funds:
Foreign-currency forward contracts	1,700	1	—	1,699
Total	$4,572	$1,046	$—	$3,526

Derivative Liabilities:
Foreign-currency forward contracts	$(1,045)	$(1,045)	$—	$—
Cross-currency swap	(9,119)	—	—	(9,119)
Subtotal	(10,164)	(1,045)	—	(9,119)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(442)	(1)	(259)	(182)
Options and futures	(148)	—	—	(148)
Subtotal	(590)	(1)	(259)	(330)
Total	$(10,754)	$(1,046)	$(259)	$(9,449)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
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
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	September 30, 2018	December 31, 2017

Furniture, equipment and capitalized software	$26,120	$25,618
Leasehold improvements	68,785	66,940
Corporate aircraft	66,120	66,120
Other	4,905	5,229
Fixed assets	165,930	163,907
Accumulated depreciation	(59,935)	(53,744)
Fixed assets, net	$105,995	$110,163

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

10. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of September 30, 2018, the Company had determined there was no goodwill impairment. The carrying value of goodwill was $69.3 million as of September 30, 2018 and December 31, 2017.
The following table summarizes the carrying value of intangible assets:

	As of
	September 30, 2018	December 31, 2017

Contractual rights	$347,452	$347,452
Accumulated amortization	(28,929)	(16,301)
Intangible assets, net	$318,523	$331,151
Amortization expense associated with the Company’s intangible assets was $4.2 million and $12.6 million for the three and nine months ended September 30, 2018, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2017, respectively. Amortization expense is estimated to be $4.2 million for the remaining three months of 2018, $16.8 million per annum for each of the years ending December 31, 2019 and 2020, $15.1 million for 2021, and $12.8 million for 2022.
Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.
11. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	September 30, 2018	December 31, 2017

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 29, 2023 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(4,188)	(3,726)
Debt obligations	$745,812	$746,274

(1)
On March 29, 2018, the credit facility was amended to among other things, extend the maturity date from March 31, 2021 to March 29, 2023, favorably update the commitment fee in the corporate ratings-based pricing grid and increase the permitted combined leverage ratio to a ratio of 3:50 to 1:00. The credit facility consists of a $150 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of September 30, 2018, the Company had no outstanding borrowings under the revolving credit facility.
As of September 30, 2018, future scheduled principal payments of debt obligations were as follows:

Last three months of 2018	$—
2019	—
2020	—
2021	—
2022	—
Thereafter	750,000
Total	$750,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of September 30, 2018 and December 31, 2017.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $734.1 million and $762.7 million as of September 30, 2018 and December 31, 2017, respectively, utilizing an average borrowing rate of 4.2% and 3.6%, respectively. As of September 30, 2018, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $709.8 million, whereas a 10% decrease would increase the estimated fair value to $759.4 million.
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
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	September 30, 2018	December 31, 2017
Senior variable rate notes	$870,098	$870,098	$870,100	3.69%	10.0	N/A	N/A
Less: Debt issuance costs	(6,101)	(7,697)
Total debt obligations, net	$863,997	$862,401
As of both September 30, 2018 and December 31, 2017, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $870.1 million. The fair value of the senior variable rate notes is a Level III valuation and aggregated $871.9 million and $872.1 million as of September 30, 2018 and December 31, 2017, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end.
Outstanding debt obligations of CLOs were as follows:

	As of September 30, 2018			As of December 31, 2017
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$3,521,664	2.50%	10.2	$3,107,955	2.18%	10.7
Subordinated notes (2)	126,553	N/A	10.5	111,637	N/A	10.8
Total CLO debt obligations	$3,648,217			$3,219,592

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of September 30, 2018 and December 31, 2017, the fair value of CLO assets was $4.1 billion and $3.9 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.
As of September 30, 2018, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Last three months of 2018	$103,782
2019	—
2020	—
2021	—
2022	—
Thereafter	3,517,041
Total	$3,620,823

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine Months Ended September 30,
	2018	2017

Beginning balance	$860,548	$344,047
Initial consolidation of a fund	—	70,817
Contributions	107,962	210,964
Distributions	(214,096)	(39,397)
Net income	18,399	21,795
Change in distributions payable	(75,196)	1,128
Foreign currency translation and other	(1,310)	—
Ending balance	$696,307	$609,354

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of September 30, 2018 and December 31, 2017, respectively, OCGH units represented 85,625,657 of the total 157,136,400 Oaktree Operating Group units and 90,975,687 of the total 156,285,913 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,927,088 and $1,912,517 as of September 30, 2018 and December 31, 2017, respectively, the OCGH non-controlling interest was $1,050,105 and $1,113,314. As of September 30, 2018 and December 31, 2017, non-controlling interests attributable to third parties was $6,209 and $7,923, respectively.
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
Preferred Unit Issuances
On May 17, 2018, the Company issued 7,200,000 of its 6.625% Series A preferred units representing limited liability company interests with a liquidation preference of $25.00 per unit. The issuance resulted in $173.7 million in net proceeds to the Company. Distributions on the Series A preferred units, when and if declared by the board of directors of Oaktree, will be paid quarterly on March 15, June 15, September 15 and December 15 of each year. The first distribution was paid on September 17, 2018. Distributions on the Series A preferred units are non-cumulative.
On August 9, 2018, the Company issued 9,400,000 of its 6.550% Series B preferred units representing limited liability company interests with a liquidation preference of $25.00 per unit. The issuance resulted in $226.9 million in net proceeds to the Company. Distributions on the Series B preferred units, when and if declared by the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

board of directors of Oaktree, will be paid quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on December 17, 2018. Distributions on the Series B preferred units are non-cumulative.
Unless distributions have been declared and paid or declared and set apart for payment on the preferred units for a quarterly distribution period, during the remainder of that distribution period the Company may not repurchase any common units or any other units that are junior in rank, as to the payment of distributions, to the preferred units and the Company may not declare or pay or set apart payment for distributions on any common units or junior units for the remainder of that distribution period, other than certain Permitted Distributions (as defined in the unit designation related to the applicable preferred units (each, the “Preferred Unit Designation”)). These restrictions are not applicable during the initial distribution period, which is the period from the original issue date to, but excluding, September 15, 2018 and December 15, 2018 in regards to the Series A and Series B preferred units, respectively.
The Company may redeem, at its option, out of funds legally available, the preferred units, in whole or in part, at any time on or after June 15, 2023 in respect of the Series A preferred units or September 15, 2023 in respect of the Series B preferred units, at a price of $25.00 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the preferred units have no right to require the redemption of the preferred units.
If a Change of Control Event (as defined in the applicable Preferred Unit Designation) occurs prior to June 15, 2023 in respect of the Series A preferred units or September 15, 2023 in respect of the Series B preferred units, the Company may, at its option, out of funds legally available, redeem the applicable preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Change of Control Event, at a price of $25.25 per preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
If a Tax Redemption Event or Rating Agency Event (each, as defined in the applicable Preferred Unit Designation) occurs prior to June 15, 2023 in respect of the Series A preferred units or September 15, 2023 in respect of the Series B preferred units, the Company may, at its option, out of funds legally available, redeem the applicable preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Tax Redemption Event or Rating Agency Event, at a price of $25.50 per preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
The preferred units are not convertible into Class A units or any other class or series of the Company’s interests or any other security. Holders of the preferred units do not have any of the voting rights given to holders of our Class A units, except that holders of the preferred units are entitled to certain voting rights under certain conditions.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH unitholders’ non-controlling interest and the Class A common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	85,775	91,864	86,675	91,750
Class A unitholders	71,369	64,394	70,167	63,875
Total weighted average units outstanding	157,144	156,258	156,842	155,625
Oaktree Operating Group net income:
Net income attributable to preferred unitholders (1)	$3,909	$—	$3,909	$—
Net income attributable to OCGH non-controlling interest	71,408	77,822	185,959	348,058
Net income attributable to OCG Class A unitholders	59,417	54,552	149,956	242,479
Oaktree Operating Group net income (2)	$134,734	$132,374	$339,824	$590,537
Net income attributable to Oaktree Capital Group, LLC Class A unitholders:
Oaktree Operating Group net income attributable to OCG Class A unitholders	$59,417	$54,552	$149,956	$242,479
Non-Operating Group income (expense)	(321)	(62)	(629)	(549)
Income tax expense of Intermediate Holding Companies	(6,346)	(8,649)	(12,724)	(23,850)
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$52,750	$45,841	$136,603	$218,080

(1)	Represents distributions declared, if any, on the preferred units.

(2)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $597 and $1,986 for the three and nine months ended September 30, 2018, respectively, and $724 and $1,970 for the three and nine months ended September 30, 2017, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$52,750	$45,841	$136,603	$218,080
Equity reallocation between controlling and non-controlling interests	4,514	5,082	78,269	14,581
Change from net income attributable to Oaktree Capital Group, LLC Class A unitholders and transfers from non-controlling interests	$57,264	$50,923	$214,872	$232,661

Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

14. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to OCG Class A unitholders	$52,750	$45,841	$136,603	$218,080
Weighted average number of Class A units outstanding (basic and diluted)	71,369	64,394	70,167	63,875
Basic and diluted net income per Class A unit	$0.74	$0.71	$1.95	$3.41
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of September 30, 2018, there were 85,625,657 OCGH units outstanding, which are vested or will vest through February 15, 2028, that ultimately may be exchanged into 85,625,657 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2018 and 2017.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of September 30, 2018, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2018. Please see note 15 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of up to 340,000 OCGH units in total, which would vest over periods of four to ten years from date of issuance. As of September 30, 2018, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for the three and nine months ended September 30, 2018.
The Company had a contingent consideration liability that was payable in cash and fully-vested OCGH units. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration payable in cash and Class A units. No Class A units or OCGH units were considered issuable under the terms of the arrangement for the three and nine months ended September 30, 2018 and 2017; consequently no contingently issuable units were included in the computation of diluted earnings per unit for for such periods. Please see note 17 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

15. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the nine months ended September 30, 2018, the Company granted 1,164,601 Class A units and 124,051 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 4.4 years. The grant date fair value of OCGH units awarded during the nine months ended September 30, 2018 was determined by applying a 20% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. With respect to forfeitures, the Company has made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
As of September 30, 2018, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $148.5 million over a weighted average period of 3.7 years.
A summary of the status of the Company’s unvested Class A and OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units (1)
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance, December 31, 2017	2,556,316	$44.05	2,158,835	$39.79
Granted	1,164,601	39.61	124,051	31.80
Vested	(913,479)	42.57	(337,976)	37.24
Forfeited	(97,053)	40.53	—	—
Balance, September 30, 2018	2,710,385	$42.76	1,944,910	$39.72

(1)
Excludes certain performance-based awards that could result in the issuance of up to 340,000 OCGH units, which would vest over periods of four to ten years from date of issuance. Though no units have been issued to date under these arrangements, as of September 30, 2018 the Company expected to recognize compensation expense on 228,500 unvested OCGH performance awards of $6.8 million over a weighted average period of 4.6 years under applicable accounting rules.

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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of September 30, 2018, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

outstanding. As of September 30, 2018, the Company expected to recognize $1.8 million of compensation expense on its unvested EVUs over the next 1.3 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
The fair value of EVUs was determined using a Monte Carlo simulation model. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of September 30, 2018, there were 250,000 deferred equity units outstanding, all of which were granted in the second quarter of 2017. As of September 30, 2018, none of the deferred equity units were expected to vest.
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next four quarters ending September 30, 2019, the Company believes that it is reasonably possible that one outcome of these examinations and expiring statutes of limitation on other items may be the release of up to approximately $2.2 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
Tax Legislation
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduced the corporate income tax rate from 35% to 21%, and included significant changes to other domestic and international corporate income tax provisions. The rate change resulted in a net reduction to net income attributable to Oaktree Capital Group, LLC of $33.2 million in the fourth quarter of 2017. The SEC Staff issued Staff Accounting Bulletin No. 118 in December 2017, which allows a financial statement issuer that does not have all necessary information to fully account for the income tax effect of the Tax Act to record a provisional amount in its financial statements that may be subject to adjustment during a subsequent measurement period.  As of September 30, 2018, no adjustments have been made to the above provisional amounts.  The Company will continue to evaluate the impact of the Tax Act with respect to certain international provisions as well as provisions that have been identified as

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

requiring additional technical guidance.  The Company expects to complete its evaluation of the provisional amounts with the 2018 year-end financial statements as technical guidance is released.
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
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected estimated future payments to OCGH unitholders under the tax receivable agreement, as of September 30, 2018, are set forth below:

Transaction	Total Future Payments	Payments Through Fiscal Year

2007 Private Offering	$13,327	2029
Initial public offering	32,511	2034
May 2013 Offering	45,785	2035
March 2014 Offering	34,732	2036
March 2015 Offering	29,558	2037
February 2018 Offering	34,288	2040
Total	$190,201
Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units. For the nine months ended September 30, 2018, $20.7 million was paid under the tax receivable agreement.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of September 30, 2018 and December 31, 2017, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,923,544 and $1,918,952, for which related direct incentive income compensation expense was estimated to be $1,010,268 and $1,000,232.
Contingent Liabilities
The Company had a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition that was payable in cash and fully-vested OCGH units. The amount of contingent consideration was based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration of up to $36.1 million, payable in cash and Class A units. The modification resulted in a $7.1 million reduction in the contingent consideration liability. As of September 30, 2018 and December 31, 2017, respectively, the fair value of the contingent liability was $6.6 million and $18.8 million. Changes in this liability resulted in income of $2.5 million and $12.2 million for the three and nine months ended September 30, 2018, respectively, and income of $4.9 million and $4.5 million for the three and nine months ended September 30, 2017, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
In connection with the October 2017 BDC acquisition, FSM pledged assets with an estimated fair value of $56.2 million to indemnify the Company or the BDCs against any claims or assessments arising from the period during which it managed the BDCs. Please see note 3 for more information.
Commitments to Funds
As of September 30, 2018 and December 31, 2017, the Company, generally in its capacity as general partner, had undrawn capital commitments of $455.0 million and $429.1 million, respectively, including commitments to both unconsolidated and consolidated funds.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2018 and December 31, 2017, the consolidated funds had potential aggregate commitments of $11.4 million and $6.0 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2018 and December 31, 2017, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2018, the consolidated funds did not provide any financial support to portfolio companies.
18. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate, which ranged from 2.0% to 3.0%, approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $96,469 and $93,772 as of September 30, 2018 and December 31, 2017, respectively, based on a discount rate of 10.0%.

	As of
	September 30, 2018	December 31, 2017
Due from affiliates:
Loans	$3,344	$9,239
Amounts due from unconsolidated funds	67,036	57,155
Management fees and incentive income due from unconsolidated funds	76,052	152,959
Payments made on behalf of unconsolidated entities	3,467	3,784
Non-interest bearing advances made to certain non-controlling interest holders and employees	—	87
Total due from affiliates	$149,899	$223,224
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 16)	$190,201	$176,283
Amounts due to senior executives, certain non-controlling interest holders and employees	2,066	1,590
Total due to affiliates	$192,267	$177,873
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $22 and $193 for the three and nine months ended September 30, 2018, respectively, and $94 and $369 for the three and nine months ended September 30, 2017, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $218.0 million and $719.6 million for the three and nine months ended September 30, 2018, respectively, and $206.0 million and $1,070.9 million for the three and nine months ended September 30, 2017, respectively.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2018
($ in thousands, except where noted)

20. SUBSEQUENT EVENTS
Class A Unit Distribution
On October 25, 2018, the Company announced a distribution of $0.70 per Class A unit. This distribution, which is related to the third quarter of 2018, will be paid on November 13, 2018 to Class A unitholders of record at the close of business on November 5, 2018.
Series A Preferred Unit Distribution
On October 25, 2018, the Company announced a distribution of $0.414063 per Series A preferred unit, which will be paid on December 17, 2018 to Series A preferred unitholders of record at the close of business on December 1, 2018.
Series B Preferred Unit Distribution
On October 25, 2018, the Company announced a distribution of $0.573125 per Series B preferred unit, which will be paid on December 17, 2018 to Series B preferred unitholders of record at the close of business on December 1, 2018. The first distribution on Series B preferred units is calculated based on the date of the original issuance, reflecting a period longer than three months. Future distributions will reflect a period of three months.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $123.5 billion in AUM as of September 30, 2018. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele (excluding DoubleLine’s clientele) includes 73 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 340 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 350 other non-U.S. institutional investors. As measured by AUM (excluding our pro-rata portion of DoubleLine’s AUM), approximately 74% of our clients are invested in two or more different investment strategies, and 35% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 900 employees and offices in 18 cities worldwide.
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Our revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital, cost basis or net asset value (“NAV”) of the particular fund. Incentive income represents our share (up to 20%) of the investors’ profits in most of the closed-end and evergreen funds. Investment income reflects the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in CLOs and other companies.
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
Global equity markets were mostly positive in the third quarter despite rising U.S. interest rates. U.S. equities outperformed most other major equity markets, reaching new record highs in the quarter, primarily driven by continued economic growth and solid corporate earnings data. The S&P 500 Index finished the quarter with a total return of 7.7% and the Russell 2000 Index returned 3.6%. The U.S. dollar continued to strengthen against most other currencies. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, returned 0.7% in U.S.

dollar terms and 1.5% in local currency terms. Emerging market equities, as measured by the MSCI Emerging Markets Investable Market Index, delivered a -1.5% return in U.S. dollar terms and -0.4% in local currency terms. European equity markets, as measured by the MSCI Europe Index, returned 0.8% in U.S. dollar terms and 1.2% in local currency terms. U.S. Treasury bond prices declined in the quarter, as the yield on the 10-year U.S. Treasury rose 20 basis points, to 3.05%, from 2.85% at the end of the second quarter of 2018. The U.S. Federal Reserve raised short-term interest rates by 25 basis points in September, marking the third increase this year and the eighth since it began raising rates in 2015. U.S. high yield bonds, as measured by the FTSE US High Yield Cash-Pay Capped Index, returned 2.3% for the quarter, European high yield bonds, as measured by the ICE BofAML Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index, returned 2.2% and emerging market corporate bonds, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI), returned 1.5%.
Against this backdrop, Oaktree’s incentive-creating closed-end funds delivered an overall blended gross return of 3.2% for the quarter and 13.6% for the 12 months ended September 30, 2018. These returns exclude Highstar Capital IV, the infrastructure fund we inherited when adding the Highstar team back in 2014. Including Highstar Capital IV, the overall blended gross return was 3.1% for the quarter and 10.7% over the last twelve months. As of September 30, 2018, AUM was $123.5 billion and management fee-generating AUM was $100.7 billion. Gross capital raised was $3.4 billion and $10.2 billion for the quarter and 12 months ended September 30, 2018, respectively. As of September 30, 2018, uncalled capital commitments were $21.4 billion. Of these commitments, $15.4 billion were not yet generating management fees (“shadow AUM”).  The largest portion of the shadow AUM, at $8.3 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital until the latter half of 2019.  Most of the remaining $7.1 billion of shadow AUM charges management fees based on drawn capital, NAV or cost basis and, therefore, we currently expect it will start generating management fees on a gradual basis over multiple years. As a result, we do not expect management fees to grow significantly until the start of the investment period of Opps Xb.
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
As of September 30, 2018, there was $157.1 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 3.5 years. As of September 30, 2018, there was $144.4 million of unrecognized compensation expense for adjusted net income, with the difference versus the GAAP figure representing unit grants made before our initial public offering.  The $144.4 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 3.6 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards which are typically issued in the first quarter of the following fiscal year, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units and other performance-based units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	Last Three Months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through September 2018	$14.1	$49.7	$34.6	$21.8	$8.6	$15.6	$144.4
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A and OCGH units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 13 to our condensed consolidated financial statements included elsewhere in this quarterly report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH; and

Net Income Attributable to Preferred Unitholders
This category represents distributions declared, if any, on our preferred units. Please see note 13 to our condensed consolidated financial statements for more information.

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
Adjusted Net Income
We use adjusted net income (“ANI”) to help evaluate the financial performance of, and make resource allocation and other operating decisions for, our investment management business. The components of revenues (“adjusted revenues”) and expenses (“adjusted expenses”) used in the determination of ANI do not give effect to the consolidation of the funds that we manage. Adjusted revenues include investment income (loss) that is classified in other income (loss) in the GAAP statements of operations, and management fees and incentive income include the portion of the earnings from management fees and performance fees, respectively, attributable to our 20% ownership interest in DoubleLine, which are reflected as investment income in our GAAP statements of operations. In addition, ANI excludes the effect of (a) non-cash equity-based compensation expense related to unit grants made before our initial public offering, (b) acquisition-related items, including amortization of intangibles and changes in the contingent consideration liability, (c) income taxes, (d) other income or expenses applicable to OCG or its Intermediate Holding Companies, (e) the adjustment for non-controlling interests, (f) preferred unit distributions, and (g) the Tax Cuts and Jobs Act, including the remeasurement of our deferred tax assets and tax receivable liability in the fourth quarter of 2017. Moreover, gains and losses resulting from foreign-currency transactions and hedging activities under GAAP are recognized as general and administrative expense whether realized or unrealized in the current period. For ANI, unrealized gains and losses from foreign-currency hedging activities are deferred until realized, at which time they are included in the same revenue or expense line item as the underlying exposure that was hedged, and foreign-currency transaction gains and losses are included in other income (expense), net. Incentive income and incentive income compensation expense are included in ANI when the underlying fund distributions are known or knowable as of the respective quarter end, which may be later than the time at which the same revenue or expense is included in the GAAP statements of operations, for which the revenue standard is probable that significant reversal will not occur and the expense standard is probable and reasonably estimable. CLO investments are carried at fair value for GAAP reporting, whereas for ANI, they are carried at amortized cost, subject to any impairment charges. Investment income on CLO investments is recognized in ANI when cash distributions are received. Cash distributions are allocated between income and return of capital based on the effective yield method. In periods prior to 2018, adjusted revenues and adjusted expenses reflected Oaktree’s proportionate economic interest in Highstar, whereby amounts received for contractually reimbursable costs from a legacy Highstar fund were classified as expenses for ANI and as other income under GAAP. The legacy Highstar fund stopped paying management fees in 2017. As a result, we no longer receive such reimbursement amounts. ANI is calculated at the Operating Group level.
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
Distributable earnings and distributable earnings revenues differ from ANI in that they exclude investment income or loss and include the portion of income or loss on distributions received from funds and companies. In addition, distributable earnings differs from ANI in that (a) any impairment charges on our CLO investments included in ANI are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO and (b) make-whole premium charges related to the repayment of debt included in ANI are, for distributable earnings purposes, amortized through the original maturity date of the repaid debt. Finally, distributable earnings differs from ANI in that it is net of Operating Group income taxes and excludes non-cash equity-based compensation expense.
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

GAAP Consolidated Results of Operations (1)
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Revenues:
Management fees	$175,195	$181,312	$538,706	$542,268
Incentive income	66,032	53,720	253,125	616,404
Total revenues	241,227	235,032	791,831	1,158,672
Expenses:
Compensation and benefits	(101,787)	(98,224)	(315,614)	(304,713)
Equity-based compensation	(14,747)	(15,828)	(44,614)	(45,529)
Incentive income compensation	(27,294)	(26,362)	(127,327)	(327,526)
Total compensation and benefits expense	(143,828)	(140,414)	(487,555)	(677,768)
General and administrative	(38,051)	(24,096)	(110,459)	(90,703)
Depreciation and amortization	(6,459)	(3,037)	(19,412)	(9,865)
Consolidated fund expenses	(2,829)	(2,226)	(9,383)	(7,425)
Total expenses	(191,167)	(169,773)	(626,809)	(785,761)
Other income (loss):
Interest expense	(39,456)	(35,776)	(115,504)	(128,797)
Interest and dividend income	74,490	55,218	205,089	155,092
Net realized gain (loss) on consolidated funds’ investments	(9,812)	3,392	(12,509)	1,755
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	10,552	3,662	(34,939)	56,793
Investment income	58,196	51,061	149,682	150,618
Other income, net	5,629	5,418	7,240	14,979
Total other income	99,599	82,975	199,059	250,440
Income before income taxes	149,659	148,234	364,081	623,351
Income taxes	(6,568)	(13,857)	(17,832)	(31,700)
Net income	143,091	134,377	346,249	591,651
Less:
Net income attributable to non-controlling interests in consolidated funds	(14,427)	(9,990)	(17,792)	(23,543)
Net income attributable to non-controlling interests in consolidated subsidiaries	(72,005)	(78,546)	(187,945)	(350,028)
Net income attributable to OCG	56,659	45,841	140,512	218,080
Net income attributable to preferred unitholders	(3,909)	—	(3,909)	—
Net income attributable to OCG Class A unitholders	$52,750	$45,841	$136,603	$218,080

Distributions declared per Class A unit	$0.55	$1.31	$2.27	$2.65
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.74	$0.71	$1.95	$3.41
Weighted average number of Class A units outstanding	71,369	64,394	70,167	63,875

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

Third Quarter Ended September 30, 2018 Compared to the Third Quarter Ended September 30, 2017
Revenues
Management Fees
Management fees decreased $6.1 million, or 3.4%, to $175.2 million for the third quarter of 2018, from $181.3 million for the third quarter of 2017. The decrease reflected an aggregate decline of $25.8 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $19.7 million principally from the BDC acquisition, closed-end funds that pay management fees based on drawn capital, NAV or cost basis, and the impact of applying the new revenue standard effective in the first quarter of 2018 which resulted in a $2.8 million increase in the third quarter of 2018.
Incentive Income
Incentive income increased $12.3 million, or 22.9%, to $66.0 million for the third quarter of 2018, from $53.7 million for the third quarter of 2017. The third quarter of 2018 included $45.8 million from OCM Opportunities Fund VIIb and $14.0 million from Emerging Markets Debt funds. The impact of applying the new revenue standard effective in the first quarter of 2018 resulted in a $4.9 million decrease in incentive income for the third quarter of 2018.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $3.6 million, or 3.7%, to $101.8 million for the third quarter of 2018, from $98.2 million for the third quarter of 2017, in part due to the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with the adoption of the new revenue standard in the first quarter of 2018.
Equity-based Compensation
Equity-based compensation expense decreased $1.1 million, or 7.0%, to $14.7 million for the third quarter of 2018, from $15.8 million for the third quarter of 2017.
Incentive Income Compensation
Incentive income compensation expense increased $0.9 million, or 3.4%, to $27.3 million for the third quarter of 2018, from $26.4 million for the third quarter of 2017, primarily reflecting the growth in incentive income, largely offset by a lower overall compensation percentage in the third quarter of 2018.
General and Administrative
General and administrative expense increased $14.0 million, or 58.1%, to $38.1 million for the third quarter of 2018, from $24.1 million for the third quarter of 2017. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $11.4 million, or 45.2%, to $36.6 million from $25.2 million, primarily reflecting higher placement costs associated with fundraising for closed-end and evergreen funds, professional fees and other general operating items, as well as the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with adoption of the new revenue standard in the first quarter of 2018.
Depreciation and Amortization
Depreciation and amortization expense increased $3.5 million, or 116.7%, to $6.5 million for the third quarter of 2018, from $3.0 million for the third quarter of 2017, primarily reflecting the amortization of intangibles related to the BDC acquisition in the fourth quarter of 2017.
Consolidated Fund Expenses
Consolidated fund expenses increased $0.6 million, or 27.3%, to $2.8 million for the third quarter of 2018, from $2.2 million for the third quarter of 2017. The increase reflected higher professional fees and other costs of our consolidated funds.

Other Income (Loss)
Interest Expense
Interest expense increased $3.7 million, or 10.3%, to $39.5 million for the third quarter of 2018, from $35.8 million for the third quarter of 2017. The increase was primarily attributable to our consolidated funds, partially offset by the refinancing of our senior notes in the fourth quarter of 2017.
Interest and Dividend Income
Interest and dividend income increased $19.3 million, or 35.0%, to $74.5 million for the third quarter of 2018, from $55.2 million for the third quarter of 2017. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $13.2 million, to a loss of $9.8 million for the third quarter of 2018, from a gain of $3.4 million for the third quarter of 2017. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $6.9 million, to a gain of $10.6 million for the third quarter of 2018, from $3.7 million for the third quarter of 2017. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $6.4 million, to a net gain of $0.7 million for the third quarter of 2018, from $7.1 million for the third quarter of 2017, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income increased $7.1 million, or 13.9%, to $58.2 million for the third quarter of 2018, from $51.1 million for the third quarter of 2017. The increase primarily reflected higher returns on non-Oaktree investments.
Other Income, Net
Other income, net increased $0.2 million, or 3.7%, to $5.6 million for the third quarter of 2018, from $5.4 million for the third quarter of 2017. The third quarter of 2018 primarily reflected gains associated with non-operating corporate activities. The third quarter of 2017 primarily reflected reimbursements received from a legacy Highstar fund for certain expenses related to the infrastructure investing team that stopped paying such reimbursements in the fourth quarter of 2017.
Income Taxes
Income taxes decreased $7.3 million, or 52.5%, to $6.6 million for the third quarter of 2018, from $13.9 million for the third quarter of 2017.  The decrease primarily reflected a lower effective tax rate for the third quarter of 2018, in part due to the Tax Act that was enacted in December 2017. The effective tax rates applicable to Class A unitholders for the third quarters of 2018 and 2017 were 11% and 19%, respectively, resulting from full-year effective rates of 8% and 12%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $4.4 million, to $14.4 million for the third quarter of 2018, from $10.0 million for the third quarter of 2017. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period.

Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $7.0 million, or 15.3%, to $52.8 million for the third quarter of 2018, from $45.8 million for the third quarter of 2017, primarily reflecting higher profits, as well as a larger allocation of income to OCG Class A unitholders resulting from an increase in the average number of Class A units outstanding.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues
Management Fees
Management fees decreased $3.6 million, or 0.7%, to $538.7 million for the first nine months of 2018, from $542.3 million for the first nine months of 2017. The decrease reflected an aggregate decline of $66.6 million primarily attributable to unconsolidated closed-end funds in liquidation, largely offset by an aggregate increase of $63.0 million principally from the BDC acquisition, the start of the investment period for Oaktree European Principal Fund IV (“EPF IV”) in July 2017, closed-end funds that pay management fees based on drawn capital, NAV or cost basis, and the impact of applying the new revenue standard effective in the first quarter of 2018 which resulted in a $9.5 million increase for the first nine months of 2018.
Incentive Income
Incentive income decreased $363.3 million, or 58.9%, to $253.1 million for the first nine months of 2018, from $616.4 million for the first nine months of 2017. The decrease was primarily attributable to lower incentive income from OCM Principal Opportunities Fund IV (“POF IV”), which started paying incentive income in the second quarter of 2017. The impact of applying the new revenue standard effective in the first quarter of 2018 resulted in a $52.0 million decrease in incentive income for the first nine months of 2018.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $10.9 million, or 3.6%, to $315.6 million for the first nine months of 2018, from $304.7 million for the first nine months of 2017, in part reflecting growth in average headcount, as well as the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with the adoption of the new revenue standard in the first quarter of 2018.
Equity-based Compensation
Equity-based compensation expense decreased $0.9 million, or 2.0%, to $44.6 million for the first nine months of 2018, from $45.5 million for the first nine months of 2017.
Incentive Income Compensation
Incentive income compensation expense decreased $200.2 million, or 61.1%, to $127.3 million for the first nine months of 2018, from $327.5 million for the first nine months of 2017, primarily reflecting the decline in incentive income.
General and Administrative
General and administrative expense increased $19.8 million, or 21.8%, to $110.5 million for the first nine months of 2018, from $90.7 million for the first nine months of 2017. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $14.7 million, or 16.0%, to $106.8 million from $92.1 million, primarily reflecting higher placement costs associated with fundraising for closed-end and evergreen funds, new product development costs and other general operating items, as well as the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with the adoption of the new revenue standard in the first quarter of 2018. These increases were partially offset by changes in the contingent consideration liability.

Depreciation and Amortization
Depreciation and amortization expense increased $9.5 million, or 96.0%, to $19.4 million for the first nine months of 2018, from $9.9 million for the first nine months of 2017, primarily reflecting the amortization of intangibles related to the BDC acquisition in the fourth quarter of 2017.
Consolidated Fund Expenses
Consolidated fund expenses increased $2.0 million, or 27.0%, to $9.4 million for the first nine months of 2018, from $7.4 million for the first nine months of 2017. The increase reflected higher professional fees and other costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense decreased $13.3 million, or 10.3%, to $115.5 million for the first nine months of 2018, from $128.8 million for the first nine months of 2017. The decrease reflected the refinancing of our senior notes in the fourth quarter of 2017 and lower interest expense of our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $50.0 million, or 32.2%, to $205.1 million for the first nine months of 2018, from $155.1 million for the first nine months of 2017. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $14.3 million, to a loss of $12.5 million for the first nine months of 2018, from income of $1.8 million for the first nine months of 2017, reflecting our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $91.7 million, to a loss of $34.9 million for the first nine months of 2018, from a gain of $56.8 million for the first nine months of 2017. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $105.9 million, to a net loss of $47.4 million for the first nine months of 2018, from a net gain of $58.5 million for the first nine months of 2017, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income decreased $0.9 million, or 0.6%, to $149.7 million for the first nine months of 2018, from $150.6 million for the first nine months of 2017, reflecting overall returns on our unconsolidated fund investments.
Other Income, Net
Other income, net decreased $7.8 million, or 52.0%, to $7.2 million for the first nine months of 2018, from $15.0 million for the first nine months of 2017. The decrease primarily reflected reimbursements we received in 2017 from a legacy Highstar fund for certain expenses related to the infrastructure investing team that stopped paying such reimbursements in the fourth quarter of 2017, partially offset by gains associated with non-operating corporate activities in 2018.

Income Taxes
Income taxes decreased $13.9 million, or 43.8%, to $17.8 million for the first nine months of 2018, from $31.7 million for the first nine months of 2017.  The decrease primarily reflected lower pre-tax income attributable to Class A unitholders, as well as a lower effective tax rate, in part due to the Tax Act. The effective tax rates applicable to Class A unitholders for the first nine months of 2018 and 2017 were 10% and 11%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds decreased $5.7 million, or 24.3%, to $17.8 million for the first nine months of 2018, from $23.5 million for the first nine months of 2017. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders decreased $81.5 million, or 37.4%, to $136.6 million for the first nine months of 2018, from $218.1 million for the first nine months of 2017. The decrease primarily reflected lower incentive income and the adoption of the new revenue standard in the first quarter of 2018.

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
The following table presents non-GAAP financial data:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit data or as otherwise indicated)
Non-GAAP Results: (1)
Adjusted revenues	$320,166	$304,756	$1,044,847	$1,400,305
Adjusted net income	137,511	131,436	389,369	574,254
Adjusted net income per Class A unit	0.78	0.67	2.20	3.26

Distributable earnings revenues	319,822	282,867	1,084,141	1,360,471
Distributable earnings	147,849	119,030	456,108	567,541
Distributable earnings per Class A unit	0.88	0.74	2.74	3.28

Fee-related earnings revenues	197,056	203,440	595,938	607,361
Fee-related earnings	56,286	76,579	165,648	209,359
Fee-related earnings per Class A unit	0.34	0.42	0.99	1.13

Weighted Average Units:
OCGH	85,775	91,864	86,675	91,750
Class A	71,369	64,394	70,167	63,875
Total	157,144	156,258	156,842	155,625

Operating Metrics: (1)
Assets under management (in millions):
Assets under management	$123,516	$122,589	$123,516	$122,589
Management fee-generating assets under management	100,693	103,244	100,693	103,244
Incentive-creating assets under management	33,626	31,564	33,626	31,564
Uncalled capital commitments	21,435	21,202	21,435	21,202
Accrued incentives (fund level):
Incentives created (fund level)	134,966	135,595	365,468	508,414
Incentives created (fund level), net of associated incentive income compensation expense	59,278	61,387	172,497	245,715
Accrued incentives (fund level)	1,924,410	1,860,665	1,924,410	1,860,665
Accrued incentives (fund level), net of associated incentive income compensation expense	914,886	899,891	914,886	899,891

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
Assets Under Management

	As of
	September 30, 2018	June 30, 2018	September 30, 2017
Assets Under Management:	(in millions)
Closed-end funds	$57,734	$56,294	$57,769
Open-end funds	32,454	32,824	35,793
Evergreen funds	8,672	8,426	5,953
DoubleLine (1)	24,656	24,040	23,074
Total	$123,516	$121,584	$122,589

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Change in Assets Under Management:	(in millions)
Beginning balance	$121,584	$121,053	$123,930	$120,801
Closed-end funds:
Capital commitments/other (2)	2,205	654	5,268	1,802
Distributions for a realization event/other (3)	(1,478)	(2,160)	(5,561)	(8,036)
Change in uncalled capital commitments for funds entering or in liquidation (4)	90	(198)	(142)	(51)
Foreign-currency translation	(41)	302	(266)	849
Change in market value (5)	745	829	1,701	2,714
Change in applicable leverage	(81)	19	(137)	387
Open-end funds:
Contributions	841	1,427	2,456	4,764
Redemptions	(1,745)	(2,209)	(5,436)	(7,050)
Foreign-currency translation	(49)	241	(241)	702
Change in market value (5)	583	706	234	2,272
Evergreen funds:
Contributions or new capital commitments (6)	306	632	809	665
Redemptions or distributions (7)	(205)	(138)	(636)	(420)
Foreign-currency translation	1	—	—	(1)
Change in market value (5)	144	150	583	414
DoubleLine:
Net change in DoubleLine	616	1,281	954	2,777
Ending balance	$123,516	$122,589	$123,516	$122,589

(1)	DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.

(2)	These amounts include capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
Management Fee-generating AUM

	As of
	September 30, 2018	June 30, 2018	September 30, 2017
Management Fee-generating AUM:	(in millions)
Closed-end funds:
Senior Loans	$8,297	$7,896	$8,073
Other closed-end funds	28,054	28,754	31,953
Open-end funds	32,120	32,520	35,570
Evergreen funds	7,566	7,337	4,574
DoubleLine	24,656	24,040	23,074
Total	$100,693	$100,547	$103,244

	Three Months Ended September 30,		Nine Months Ended September 30,
Change in Management Fee-generating AUM:	2018	2017	2018	2017
	(in millions)
Beginning balance	$100,547	$101,600	$104,287	$100,064
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	465	925	465	968
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	608	493	1,552	1,269
Change attributable to funds in liquidation (2)	(1,052)	(1,350)	(3,628)	(3,197)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	(174)	—	(174)	—
Distributions by funds that pay fees based on NAV / other (4).	(95)	(333)	(449)	(756)
Foreign-currency translation	(36)	236	(242)	720
Change in market value (5).	63	45	115	167
Change in applicable leverage	(78)	19	(133)	361
Open-end funds:
Contributions	791	1,407	2,355	4,618
Redemptions	(1,721)	(2,209)	(5,412)	(7,043)
Foreign-currency translation	(49)	241	(241)	702
Change in market value	579	702	230	2,259
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV (6)	302	234	999	411
Redemptions or distributions (7)	(206)	(187)	(558)	(456)
Change in market value (5).	133	140	573	380
DoubleLine:
Net change in DoubleLine	616	1,281	954	2,777
Ending balance	$100,693	$103,244	$100,693	$103,244

(1)	These amounts include capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of AUM to Management Fee-generating AUM:	September 30, 2018	June 30, 2018	September 30, 2017
	(in millions)
Assets under management	$123,516	$121,584	$122,589
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(3,040)	(2,326)	(2,920)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(10,098)	(10,092)	(8,675)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(5,263)	(4,042)	(3,714)
Oaktree’s general partner investments in management fee-generating funds	(1,798)	(1,724)	(1,883)
Funds that pay no management fees (2)	(2,624)	(2,853)	(2,153)
Management fee-generating assets under management	$100,693	$100,547	$103,244

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

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

	As of
Weighted Average Annual Management Fee Rates:	September 30, 2018	June 30, 2018	September 30, 2017
Closed-end funds:
Senior Loans	0.50%	0.50%	0.50%
Other closed-end funds	1.46	1.47	1.49
Open-end funds	0.45	0.45	0.46
Evergreen funds (1)	1.19	1.20	1.17
All Oaktree funds (2)	0.90	0.91	0.91

(1)	Fee rates reflect the applicable asset-based management fee rates, exclusive of quarterly incentive fees on investment income that are included in management fees.

(2)	Excludes DoubleLine funds.

Incentive-creating Assets Under Management
Incentive-creating AUM is set forth below. The portion of incentive-creating AUM generating incentives at the fund level was $21.1 billion as of September 30, 2018 and $21.0 billion as of both June 30, 2018 and September 30, 2017. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	September 30, 2018	June 30, 2018	September 30, 2017
Incentive-creating AUM:	(in millions)
Closed-end funds	$26,801	$26,677	$27,555
Evergreen funds	6,236	6,006	3,465
DoubleLine	589	608	544
Total	$33,626	$33,291	$31,564
Third Quarter Ended September 30, 2018
AUM increased $1.9 billion, or 1.6%, to $123.5 billion as of September 30, 2018, from $121.6 billion as of June 30, 2018. The increase primarily reflected $2.2 billion in new capital commitments to closed-end funds, $1.5 billion in market-value gains and $0.6 billion attributable to DoubleLine, partially offset by $1.5 billion of distributions to closed-end fund investors and $0.9 billion of net outflows from open-end funds. Commitments to closed-end funds included $0.7 billion for our Middle Market Direct Lending strategy, $0.5 billion for Oaktree Special Situations Fund II (“SSF II”) and $0.4 billion for our Emerging Markets Debt strategy.
Management fee-generating AUM, a forward-looking metric, increased $0.2 billion, or 0.2%, to $100.7 billion as of September 30, 2018, from $100.5 billion as of June 30, 2018. The increase primarily reflected $0.8 billion in market-value gains, $0.6 billion attributable to DoubleLine and $0.6 billion from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, largely offset by $1.2 billion attributable to closed-end funds in liquidation and $0.9 billion of net outflows from open-end funds.
Incentive-creating AUM increased $0.3 billion, or 0.9%, to $33.6 billion as of September 30, 2018, from $33.3 billion as of June 30, 2018. The increase reflected an aggregate $2.0 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, partially offset by an aggregate $1.7 billion decline primarily attributable to distributions by closed-end funds.
Third Quarter Ended September 30, 2017
AUM increased $1.5 billion, or 1.2%, to $122.6 billion as of September 30, 2017, from $121.1 billion as of June 30, 2017. The increase primarily reflected $1.7 billion in market-value gains, $1.3 billion in new capital commitments to closed-end and evergreen funds, $1.3 billion attributable to DoubleLine, and $0.5 billion of favorable foreign-currency translation, largely offset by $2.2 billion of distributions to closed-end fund investors and $0.8 billion of net outflows from open-end funds. Commitments to closed-end and evergreen funds included $0.4 billion for our Emerging Markets Debt strategy and $0.3 billion to our European Private Debt strategy.
Management fee-generating AUM, a forward-looking metric, increased $1.6 billion, or 1.6%, to $103.2 billion as of September 30, 2017, from $101.6 billion as of June 30, 2017. The increase primarily reflected an aggregate $1.4 billion increase from the start of the investment period for EPF IV in July 2017 and capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, $1.3 billion attributable to DoubleLine, and $0.9 billion in market-value gains. These increases were partially offset by $1.4 billion attributable to closed-end funds in liquidation and $0.8 billion of net outflows from open-end funds.
Incentive-creating AUM increased $0.3 billion, or 1.0%, to $31.6 billion as of September 30, 2017, from $31.3 billion as of June 30, 2017, reflecting an aggregate $2.3 billion principally from drawdowns or contributions by closed-end and evergreen funds and market-value gains, partially offset by an aggregate $2.0 billion decline primarily attributable to distributions by closed-end funds.
Nine Months Ended September 30, 2018
AUM decreased $0.4 billion, or 0.3%, to $123.5 billion as of September 30, 2018, from $123.9 billion as of December 31, 2017. The decrease primarily reflected $5.6 billion of distributions to closed-end fund investors, $3.0 billion of net outflows from open-end funds and $0.5 billion of unfavorable foreign-currency translation, largely offset by $5.3 billion in new capital commitments to closed-end funds, $2.5 billion in market-value gains and $1.0 billion attributable to DoubleLine. Commitments to closed-end funds included $1.2 billion for SSF II, $1.1 billion for Oaktree Transportation Infrastructure Fund (“TIF”), $0.9 billion to Oaktree Real Estate Debt Fund II, $0.7 billion for our Middle Market Direct Lending strategy and $0.5 billion for our Emerging Markets Debt strategy.
Management fee-generating AUM, a forward-looking metric, decreased $3.6 billion, or 3.5%, to $100.7 billion as of September 30, 2018, from $104.3 billion as of December 31, 2017. The decrease primarily reflected $3.6 billion attributable to closed-end funds in liquidation, $3.1 billion of net outflows from open-end funds and $0.5 billion of unfavorable foreign-currency translation, partially offset by $1.6 billion from capital drawn by closed-end funds that pay fees based on drawn capital, NAV or cost basis, $1.0 billion attributable to DoubleLine, $0.9 billion in market-value gains and $0.4 billion of net capital inflows to evergreen funds.
Incentive-creating AUM increased $0.3 billion, or 0.9%, to $33.6 billion as September 30, 2018, from $33.3 billion as of December 31, 2017. The increase reflected an aggregate $6.2 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, partially offset by an aggregate $5.9 billion decline primarily attributable to distributions by closed-end funds.
Nine Months Ended September 30, 2017
AUM increased $1.8 billion, or 1.5%, to $122.6 billion as of September 30, 2017, from $120.8 billion as of December 31, 2016. The increase primarily reflected $5.4 billion in market-value gains, $2.8 billion attributable to DoubleLine, $2.2 billion of capital commitments to closed-end funds and fee-generating leverage, and $1.6 billion of favorable foreign-currency translation, partially offset by $8.0 billion of distributions to closed-end fund investors and $2.3 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, increased $3.1 billion, or 3.1%, to $103.2 billion as of September 30, 2017, from $100.1 billion as of December 31, 2016. The increase primarily reflected $2.8 billion in market-value gains, $2.8 billion attributable to DoubleLine, an aggregate $2.6 billion increase from the start of the investment period for EPF IV in July 2017, capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, and fee-generating leverage, and $1.4 billion of favorable foreign-currency translation. These increases were partially offset by $4.0 billion attributable to closed-end funds in liquidation and $2.4 billion of net outflows from open-end funds.
Incentive-creating AUM decreased $2.6 billion, or 7.6%, to $31.6 billion as of September 30, 2017, from $34.2 billion as of December 31, 2016, reflecting an aggregate $8.3 billion decline primarily attributable to distributions by closed-end funds, partially offset by an aggregate $5.7 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2018	2017	2018	2017
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,863,932	$1,779,578	$1,920,339	$2,014,097
Incentives created (fund level):
Closed-end funds	115,659	122,273	315,815	471,501
Evergreen funds	18,787	12,542	49,033	33,434
DoubleLine	520	780	620	3,479
Total incentives created (fund level)	134,966	135,595	365,468	508,414
Less: incentive income recognized by us	(74,488)	(54,508)	(361,397)	(661,846)
Ending balance	$1,924,410	$1,860,665	$1,924,410	$1,860,665
Accrued incentives (fund level), net of associated incentive income compensation expense	$914,886	$899,891	$914,886	$899,891
As of September 30, 2018, June 30, 2018 and September 31, 2017, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $329.9 million (or 36%), $214.6 million (24%) and $274.1 million (30%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of September 30, 2018, $720.8 million, or 79%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period, and approximately 21% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see note 2 for a discussion of the fair-value hierarchy level established by GAAP.
Third Quarters Ended September 30, 2018 and 2017
Incentives created (fund level) was $135.0 million for the third quarter of 2018, primarily reflecting $53.4 million of incentives created (fund level) from Private Equity funds, $38.9 million from Credit funds and $35.5 million from Real Asset funds.
Incentives created (fund level) was $135.6 million for the third quarter of 2017, primarily reflecting $54.0 million of incentives created (fund level) from Credit funds, $39.5 million from Real Asset funds and $36.7 million from Private Equity funds.
Nine Months Ended September 30, 2018 and 2017
Incentives created (fund level) was $365.5 million for the first nine months of 2018, primarily reflecting $174.3 million of incentives created (fund level) from Credit funds, $104.6 million from Private Equity funds and $79.1 million from Real Asset funds.
Incentives created (fund level) was $508.4 million for the first nine months of 2017, primarily reflecting $244.2 million of incentives created (fund level) from Credit funds, $168.7 million from Private Equity funds and $82.5 million from Real Asset funds.
Uncalled Capital Commitments
As of September 30, 2018, June 30, 2018, and September 30, 2017, uncalled capital commitments were $21.4 billion, $20.3 billion and $21.2 billion, respectively. Invested capital during the quarter and 12 months ended September 30, 2018 aggregated $2.8 billion and $8.7 billion, respectively, as compared with $1.9 billion and $7.4 billion for the comparable prior-year periods.

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
Adjusted Net Income
The following schedules set forth the components of adjusted net income:
Adjusted Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues:
Management fees	$197,056	$203,440	$595,938	$607,361
Incentive income	74,488	54,508	361,397	661,846
Investment income	48,622	46,808	87,512	131,098
Total adjusted revenues	$320,166	$304,756	$1,044,847	$1,400,305

Adjusted Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Expenses:
Compensation and benefits	$(100,589)	$(95,691)	$(309,001)	$(297,097)
Equity-based compensation	(13,649)	(14,691)	(40,788)	(40,971)
Incentive income compensation	(31,508)	(26,362)	(182,934)	(369,480)
General and administrative	(37,963)	(29,134)	(114,508)	(94,042)
Depreciation and amortization	(2,218)	(2,036)	(6,781)	(6,863)
Total adjusted expenses	$(185,927)	$(167,914)	$(654,012)	$(808,453)

Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Interest expense, net of interest income (1)	$(2,197)	$(6,280)	$(8,006)	$(19,795)
Other income, net	5,469	874	6,540	2,197
Adjusted net income (2)	$137,511	$131,436	$389,369	$574,254

(1)
Interest income was $4.0 million and $9.9 million for the three and nine months ended September 30, 2018, respectively, and $2.7 million and $6.8 million for the three and nine months ended September 30, 2017, respectively.

(2)	This reflects the sum of total adjusted revenues, adjusted expenses, net interest expense and other income, net.

Third Quarter Ended September 30, 2018 Compared to the Third Quarter Ended September 30, 2017
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Management fees:
Closed-end funds	$114,236	$131,612
Open-end funds	36,201	40,882
Evergreen funds	28,269	14,121
DoubleLine	18,350	16,825
Total management fees	$197,056	$203,440

Management fees decreased $6.3 million, or 3.1%, to $197.1 million for the third quarter of 2018, from $203.4 million for the third quarter of 2017, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $17.4 million, or 13.2%, to $114.2 million for the third quarter of 2018, from $131.6 million for the third quarter of 2017. The decrease reflected an aggregate decline of $22.5 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $5.1 million principally from closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds decreased $4.7 million, or 11.5%, to $36.2 million for the third quarter of 2018, from $40.9 million for the third quarter of 2017. The decrease was primarily attributable to net outflows, partially offset by market-value gains.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $14.2 million, or 100.7%, to $28.3 million for the third quarter of 2018, from $14.1 million for the third quarter of 2017, primarily reflecting the BDC acquisition.

•
DoubleLine.    Management fees attributable to DoubleLine increased $1.6 million, or 9.5%, to $18.4 million for the third quarter of 2018, from $16.8 million for the third quarter of 2017, primarily reflecting growth in AUM.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Incentive Income:
Closed-end funds	$73,576	$53,545
Evergreen funds	392	183
DoubleLine	520	780
Total	$74,488	$54,508
Incentive income increased $20.0 million, or 36.7%, to $74.5 million for the third quarter of 2018, from $54.5 million for the third quarter of 2017. The third quarter of 2018 included $45.8 million from OCM Opportunities Fund VIIb and $14.0 million from Emerging Markets Debt funds.

Investment Income
A summary of investment income is set forth below:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Oaktree funds:
Credit	$21,537	$26,199
Private Equity	7,063	3,985
Real Assets	4,031	6,063
Listed Equities	2,255	8,312
Non-Oaktree	13,736	2,249
Total investment income	$48,622	$46,808
Investment income increased $1.8 million, or 3.8%, to $48.6 million for the third quarter of 2018, from $46.8 million for the third quarter of 2017. The increase primarily reflected higher returns on our Private Equity and non-Oaktree investments, largely offset by lower returns on our Credit, Real Assets and Listed Equities investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $4.9 million, or 5.1%, to $100.6 million for the third quarter of 2018, from $95.7 million for the third quarter of 2017, primarily reflecting higher expenses relating to the infrastructure investing team that Oaktree acquired in 2014.  In 2017, a portion of the expenses attributable to that team were paid for by a legacy Highstar fund.  That fund stopped paying management fees in the fourth quarter of 2017, and thereafter Oaktree became responsible for all of the expenses of the infrastructure team.
Equity-based Compensation
Equity-based compensation expense decreased $1.1 million, or 7.5%, to $13.6 million for the third quarter of 2018, from $14.7 million for the third quarter of 2017.
Incentive Income Compensation
Incentive income compensation expense increased $5.1 million, or 19.3%, to $31.5 million for the third quarter of 2018, from $26.4 million for the third quarter of 2017, primarily reflecting the growth in incentive income, partially offset by a lower overall compensation percentage in the third quarter of 2018.
General and Administrative
General and administrative expense increased $8.9 million, or 30.6%, to $38.0 million for the third quarter of 2018, from $29.1 million for the third quarter of 2017. The increase primarily reflected higher expenses relating to the infrastructure investing team, placement costs associated with fundraising for closed-end and evergreen funds, professional fees and other general operating items.
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million, or 10.0%, to $2.2 million for the third quarter of 2018, from $2.0 million for the third quarter of 2017.
Interest Expense, Net of Interest Income
Interest expense, net decreased $4.1 million, or 65.1%, to $2.2 million for the third quarter of 2018, from $6.3 million for the third quarter of 2017. The decline reflected the refinancing of our senior notes in the fourth quarter of 2017 and higher interest income.

Other Income, Net
Other income, net increased $4.6 million, to $5.5 million for the third quarter of 2018, from $0.9 million for the third quarter of 2017. The increase primarily reflected gains associated with non-operating corporate activities in the third quarter of 2018.
Adjusted Net Income
ANI increased $6.1 million, or 4.6%, to $137.5 million for the third quarter of 2018, from $131.4 million for the third quarter of 2017, primarily reflecting $14.8 million in higher incentive income, net of incentive income compensation expense (“net incentive income”), $4.6 million in higher other income, $4.1 million in lower net interest expense and $1.8 million in higher investment income, partially offset by $20.3 million in lower fee-related earnings. The portion of ANI attributable to our Class A units was $55.6 million, or $0.78 per unit, and $43.3 million, or $0.67 per unit, for the third quarters of 2018 and 2017, respectively.
Income Taxes-Class A
Income taxes decreased $6.0 million, or 55.6%, to $4.8 million for the third quarter of 2018, from $10.8 million for the third quarter of 2017.  The decrease primarily reflected a lower effective tax rate for the third quarter of 2018, in part due to the Tax Act that was enacted in December 2017. The effective tax rates applied to ANI for the third quarters of 2018 and 2017 were 8% and 20%, respectively, resulting from full-year effective rates of 9% and 12%, respectively. The effective tax rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings and certain incentive and investment income rises, and vice versa.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Management fees:
Closed-end funds	$352,718	$395,215
Open-end funds	111,399	121,507
Evergreen funds	77,758	41,772
DoubleLine	54,063	48,867
Total management fees	$595,938	$607,361

Management fees decreased $11.5 million, or 1.9%, to $595.9 million for the first nine months of 2018, from $607.4 million for the first nine months of 2017, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $42.5 million, or 10.8%, to $352.7 million for the first nine months of 2018, from $395.2 million for the first nine months of 2017. The decrease reflected an aggregate decline of $65.5 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $23.0 million principally from the start of the investment period for EPF IV in July 2017 and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds decreased $10.1 million, or 8.3%, to $111.4 million for the first nine months of 2018, from $121.5 million for the first nine months of 2017. The decrease was primarily attributable to net outflows, partially offset by market-value gains.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $36.0 million, or 86.1%, to $77.8 million for the first nine months of 2018, from $41.8 million for the first nine months of 2017, primarily reflecting the BDC acquisition.

•
DoubleLine.    Management fees attributable to DoubleLine increased $5.2 million, or 10.6%, to $54.1 million for the first nine months of 2018, from $48.9 million for the first nine months of 2017, primarily reflecting growth in AUM.

Incentive Income
A summary of incentive income is set forth below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Incentive Income:
Closed-end funds	$357,029	$653,865
Evergreen funds	3,748	4,502
DoubleLine	620	3,479
Total	$361,397	$661,846
Incentive income decreased $300.4 million, or 45.4%, to $361.4 million for the first nine months of 2018, from $661.8 million for the first nine months of 2017. The decrease was primarily attributable to lower incentive income from POF IV, which started paying incentive income in the second quarter of 2017. Tax-related incentive income represented $117.7 million and $81.2 million for the first nine months of 2018 and 2017, respectively.
Investment Income
A summary of investment income is set forth below:

Investment Income	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Oaktree funds:
Credit	$59,338	$76,545
Private Equity	14,515	15,055
Real Assets	17,683	14,519
Listed Equities	(19,829)	18,738
Non-Oaktree	15,805	6,241
Total investment income	$87,512	$131,098
Investment income decreased $43.6 million, or 33.3%, to $87.5 million for the first nine months of 2018, from $131.1 million for the first nine months of 2017. The decrease primarily reflected lower returns on our Credit and Listed Equities investments, partially offset by our non-Oaktree investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $11.9 million, or 4.0%, to $309.0 million for the first nine months of 2018, from $297.1 million for the first nine months of 2017. The increase primarily reflected expenses relating to the infrastructure investing team that Oaktree acquired in 2014.
Equity-based Compensation
Equity-based compensation expense decreased $0.2 million, or 0.5%, to $40.8 million for the first nine months of 2018, from $41.0 million for the first nine months of 2017.

Incentive Income Compensation
Incentive income compensation expense decreased $186.6 million, or 50.5%, to $182.9 million for the first nine months of 2018, from $369.5 million for the first nine months of 2017, primarily reflecting the decline in incentive income.
General and Administrative
General and administrative expense increased $20.5 million, or 21.8%, to $114.5 million for the first nine months of 2018, from $94.0 million for the first nine months of 2017. The increase primarily reflected higher expenses relating to the infrastructure investing team, placement costs associated with fundraising for closed-end and evergreen funds, new product development costs and other general operating items.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.1 million, or 1.4%, to $6.8 million for the first nine months of 2018, from $6.9 million for the first nine months of 2017.
Interest Expense, Net of Interest Income
Interest expense, net decreased $11.8 million, or 59.6%, to $8.0 million for the first nine months of 2018, from $19.8 million for the first nine months of 2017. The decline reflected the refinancing of our senior notes in the fourth quarter of 2017 and higher interest income.
Other Income, Net
Other income, net increased $4.3 million, to $6.5 million for the first nine months of 2018, from $2.2 million for the first nine months of 2017. The increase primarily reflected gains associated with non-operating corporate activities in the current-year period.
Adjusted Net Income
ANI decreased $184.9 million, or 32.2%, to $389.4 million for the first nine months of 2018, from $574.3 million for the first nine months of 2017. The decrease primarily reflected declines of $113.9 million in net incentive income, $43.6 million in investment income and $43.8 million in fee-related earnings, partially offset by an $11.8 million decrease in net interest expense. The portion of ANI attributable to our Class A units was $154.6 million, or $2.20 per unit, and $208.2 million, or $3.26 per unit, for the first nine months of 2018 and 2017, respectively.
Income Taxes-Class A
Income taxes decreased $10.5 million, or 38.7%, to $16.6 million for the first nine months of 2018, from $27.1 million for the first nine months of 2017.  The decrease primarily reflected lower adjusted net income-Class A before income taxes and a lower effective tax rate for the first nine months of 2018, in part due to the Tax Act. The effective tax rates applied to ANI for the first nine months of 2018 and 2017 were 10% and 12%, respectively. The effective tax rate used for interim fiscal quarters is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings and certain incentive and investment income rises, and vice versa.

Distributable Earnings
Distributable earnings are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributable Earnings:	(in thousands)

Adjusted net income	$137,511	$131,436	$389,369	$574,254
Investment income	(48,622)	(46,808)	(87,512)	(131,098)
Realized investment income proceeds (1)	48,278	24,919	126,806	91,264
Equity-based compensation	13,649	14,691	40,788	40,971
Other (income) expense, net (2)	(2,745)	—	(8,235)	—
Operating Group income taxes	(222)	(5,208)	(5,108)	(7,850)
Distributable earnings	$147,849	$119,030	$456,108	$567,541

(1)
Amounts reflect the portion of income or loss on distributions received from funds and companies. In general, the income or loss component of a fund distribution is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends. Additionally, any impairment charges on our CLO investments included in ANI are, for distributable earnings purposes, amortized over the remaining investment period of the respective CLO to align with the timing of expected cash flows.

(2)
For distributable earnings purposes, the $22 million make-whole premium charge that was included in ANI in the fourth quarter of 2017 in connection with the early repayment of our 2019 Notes is amortized through the original maturity date of December 2019.

Third Quarter Ended September 30, 2018 Compared to the Third Quarter Ended September 30, 2017
Distributable earnings increased $28.8 million, or 24.2%, to $147.8 million for the third quarter of 2018, from $119.0 million for the third quarter of 2017, primarily reflecting increases of $23.4 million in realized investment income proceeds, $14.8 million in net incentive income, $4.6 million in other income and a $4.1 million decrease in net interest expense, partially offset by a $20.3 million decline in fee-related earnings. For the third quarters of 2018 and 2017, realized investment income proceeds totaled $48.3 million and $24.9 million, respectively. The portion of distributable earnings attributable to our Class A units was $0.88 and $0.74 per unit for the third quarters of 2018 and 2017, respectively, reflecting distributable earnings per Operating Group unit of $0.94 and $0.76, respectively, less preferred unit distributions and costs borne by Class A unitholders for professional fees and other expenses, cash taxes attributable to the Intermediate Holding Companies, and amounts payable pursuant to the tax receivable agreement.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Distributable earnings decreased $111.4 million, or 19.6%, to $456.1 million for the first nine months of 2018, from $567.5 million for the first nine months of 2017, primarily reflecting declines of $113.9 million in net incentive income and $43.8 million in fee-related earnings, partially offset by a $35.5 million increase in realized investment income proceeds and an $11.8 million decrease in net interest expense. For the first nine months of 2018 and 2017, realized investment income proceeds totaled $126.8 million and $91.3 million, respectively. The portion of distributable earnings attributable to our Class A units was $2.74 and $3.28 per unit for the first nine months of 2018 and 2017, respectively, reflecting distributable earnings per Operating Group unit of $2.91 and $3.65, respectively.
Fee-related Earnings
Third Quarter Ended September 30, 2018 Compared to the Third Quarter Ended September 30, 2017
Fee-related earnings decreased $20.3 million, or 26.5%, to $56.3 million for the third quarter of 2018, from $76.6 million for the third quarter of 2017, primarily reflecting $6.3 million in lower management fees, $4.9 million in higher compensation and benefits expense and $8.9 million in higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.34 and $0.42 per unit for the third quarters of 2018 and 2017, respectively.

The effective tax rates applicable to fee-related earnings for the third quarters of 2018 and 2017 were 5% and 14%, respectively, resulting from full-year effective tax rates of 6% and 15%, respectively.  The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Fee-related earnings decreased $43.8 million, or 20.9%, to $165.6 million for the first nine months of 2018, from $209.4 million for the first nine months of 2017, primarily reflecting $11.5 million in lower management fees, $11.9 million in higher compensation and benefits expense, and $20.5 million in higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $0.99 and $1.13 per unit for the first nine months of 2018 and 2017, respectively.
The effective tax rates applicable to fee-related earnings for the first nine months of 2018 and 2017 were 5% and 15%, respectively.
Reconciliation of GAAP to Non-GAAP Results
The following table reconciles net income attributable to Oaktree Capital Group, LLC Class A unitholders to adjusted net income, fee-related earnings and distributable earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to OCG Class A unitholders	$52,750	$45,841	$136,603	$218,080
Preferred unit distributions	3,909	—	3,909	—
Incentive income (1)	7,935	—	107,581	41,954
Incentive income compensation (1)	(4,214)	—	(55,607)	(41,954)
Investment income (2)	(3,174)	(1,983)	(7,055)	(24,630)
Equity-based compensation (3)	1,098	1,137	3,826	4,558
Foreign-currency hedging (4)	(247)	(833)	(3,110)	(960)
Acquisition-related items (5)	1,703	(3,919)	443	(1,456)
Income taxes (6)	6,568	13,857	17,832	31,700
Non-Operating Group (income) expenses (7)	321	62	629	549
Non-controlling interests (7)	70,862	77,274	184,318	346,413
Adjusted net income (10)	137,511	131,436	389,369	574,254
Incentive income	(74,488)	(54,508)	(361,397)	(661,846)
Incentive income compensation	31,508	26,362	182,934	369,480
Investment income	(48,622)	(46,808)	(87,512)	(131,098)
Equity-based compensation (8)	13,649	14,691	40,788	40,971
Interest expense, net of interest income	2,197	6,280	8,006	19,795
Other (income) expense, net	(5,469)	(874)	(6,540)	(2,197)
Fee-related earnings (10)	56,286	76,579	165,648	209,359
Incentive income	74,488	54,508	361,397	661,846
Incentive income compensation	(31,508)	(26,362)	(182,934)	(369,480)
Realized investment income proceeds (9)	48,278	24,919	126,806	91,264
Interest expense, net of interest income	(2,197)	(6,280)	(8,006)	(19,795)
Other (income) expense, net	2,724	874	(1,695)	2,197
Operating Group income taxes	(222)	(5,208)	(5,108)	(7,850)
Distributable earnings (10)	$147,849	$119,030	$456,108	$567,541

(1)	This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between GAAP and adjusted net income.

(2)	This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs between GAAP and adjusted net income.

(3)
This adjustment adds back the effect of equity-based compensation expense related to unit grants made before our initial public offering, which is excluded from adjusted net income because it is a non-cash charge that does not affect our financial position.

(4)	This adjustment adds back the effect of timing differences associated with the recognition of unrealized gains and losses related to foreign-currency hedging between GAAP and adjusted net income.

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

(8)
This adjustment adds back the effect of equity-based compensation expense related to unit grants made after our initial public offering, which is excluded from fee-related earnings and distributable earnings because it is non-cash in nature and does not impact our ability to fund our operations.

(9)
This adjustment reflects the portion of distributions received from funds characterized as realized investment income or loss. In general, the income or loss component of a distribution from a fund is calculated by multiplying the amount of the distribution by the ratio of our investment’s undistributed income or loss to our remaining investment balance. In addition, if the distribution is made during the investment period, it is generally not reflected in distributable earnings until after the investment period ends.

(10)
Per Class A unit amounts are calculated to evaluate the portion of adjusted net income, fee-related earnings and distributable earnings attributable to Class A unitholders. Reconciliations of adjusted net income to adjusted net income-Class A, fee-related earnings to fee-related earnings-Class A and distributable earnings to distributable earnings-Class A are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)

Adjusted net income	$137,511	$131,436	$389,369	$574,254
Preferred unit distributions	(3,909)	—	(3,909)	—
Adjusted net income after preferred unit distributions	133,602	131,436	385,460	574,254
Adjusted net income attributable to OCGH non-controlling interest	(72,925)	(77,271)	(213,617)	(338,471)
Non-Operating Group income (expense)	(321)	(62)	(629)	(549)
Income taxes-Class A	(4,760)	(10,794)	(16,569)	(27,078)
Adjusted net income-Class A	$55,596	$43,309	$154,645	$208,156
Adjusted net income per Class A unit	$0.78	$0.67	$2.20	$3.26
Weighted average number of Class A units outstanding	71,369	64,394	70,167	63,875

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Fee-related earnings	$56,286	$76,579	$165,648	$209,359
Fee-related earnings attributable to OCGH non-controlling interest	(30,723)	(45,020)	(91,614)	(123,404)
Non-Operating Group expenses	(239)	(209)	(984)	(886)
Fee-related earnings-Class A income taxes	(1,170)	(4,532)	(3,324)	(12,697)
Fee-related earnings-Class A	$24,154	$26,818	$69,726	$72,372
Fee-related earnings per Class A unit	$0.34	$0.42	$0.99	$1.13
Weighted average number of Class A units outstanding	71,369	64,394	70,167	63,875

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit data)
Distributable earnings	$147,849	$119,030	$456,108	$567,541
Preferred unit distributions	(3,909)	—	(3,909)	—
Distributable earnings after preferred unit distributions	143,940	119,030	452,199	567,541
Distributable earnings attributable to OCGH non-controlling interest	(78,568)	(69,978)	(250,726)	(334,518)
Non-Operating Group income (expense)	(321)	(62)	(629)	(549)
Distributable earnings-Class A income taxes	1,687	4,323	3,327	(7,012)
Tax receivable agreement	(4,008)	(5,415)	(11,874)	(16,193)
Distributable earnings-Class A	$62,730	$47,898	$192,297	$209,269
Distributable earnings per Class A unit	$0.88	$0.74	$2.74	$3.28
Weighted average number of Class A units outstanding	71,369	64,394	70,167	63,875

The following table reconciles GAAP revenues to adjusted revenues, fee-related earnings revenues and distributable earnings revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
GAAP revenues	$241,227	$235,032	$791,831	$1,158,672
Consolidated funds (1)	15,982	20,646	2,808	73,691
Incentive income (2)	7,935	—	107,581	41,954
Investment income (3)	55,022	49,078	142,627	125,988
Adjusted revenues	320,166	304,756	1,044,847	1,400,305
Incentive income	(74,488)	(54,508)	(361,397)	(661,846)
Investment income	(48,622)	(46,808)	(87,512)	(131,098)
Fee-related earnings revenues	197,056	203,440	595,938	607,361
Incentive income	74,488	54,508	361,397	661,846
Realized investment income proceeds	48,278	24,919	126,806	91,264
Distributable earnings revenues	$319,822	$282,867	$1,084,141	$1,360,471

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

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	As of or for the Three Months Ended September 30, 2018
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$175,195	$21,861	$197,056
Incentive income (1)	66,032	8,456	74,488
Investment income (1)	58,196	(9,574)	48,622
Total expenses (2)	(191,167)	5,240	(185,927)
Interest expense, net (3)	(39,456)	37,259	(2,197)
Other income, net (4)	5,629	(160)	5,469
Other income of consolidated funds (5)	75,230	(75,230)	—
Income taxes	(6,568)	6,568	—
Net income attributable to non-controlling interests in consolidated funds	(14,427)	14,427	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(72,005)	72,005	—
Net income attributable to preferred unitholders	(3,909)	3,909	—
Net income attributable to OCG Class A unitholders / ANI	$52,750	$84,761	$137,511

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $18,350 to management fees and $520 to incentive income, (c) for management fees, reclassifies $46 of net losses related to foreign-currency hedging activities from general and administrative expense and $2,835 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for ANI, (d) for incentive income, includes $7,935 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $3,174 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $1,098 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $3,620, (c) expenses incurred by the Intermediate Holding Companies of $239, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income of $4,214, (e) acquisition-related items of $1,703, (f) $41 of net gains related to foreign-currency hedging activities, and (g) $2,835 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for ANI.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to the reclassification of $160 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Three Months Ended September 30, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$181,312	$22,128	$203,440
Incentive income (1)	53,720	788	54,508
Investment income (1)	51,061	(4,253)	46,808
Total expenses (2)	(169,773)	1,859	(167,914)
Interest expense, net (3)	(35,776)	29,496	(6,280)
Other income, net (4)	5,418	(4,544)	874
Other income of consolidated funds (5)	62,272	(62,272)	—
Income taxes	(13,857)	13,857	—
Net income attributable to non-controlling interests in consolidated funds	(9,990)	9,990	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(78,546)	78,546	—
Net income attributable to OCG Class A unitholders / ANI	$45,841	$85,595	$131,436

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $16,825 to management fees and $780 to incentive income, (c) for management fees, reclassifies $199 of net gains related to foreign-currency hedging activities from general and administrative expense, and (d) for investment income, includes $1,983 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

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

	As of or for the Nine Months Ended September 30, 2018
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$538,706	$57,232	$595,938
Incentive income (1)	253,125	108,272	361,397
Investment income (1)	149,682	(62,170)	87,512
Total expenses (2)	(626,809)	(27,203)	(654,012)
Interest expense, net (3)	(115,504)	107,498	(8,006)
Other income, net (4)	7,240	(700)	6,540
Other income of consolidated funds (5)	157,641	(157,641)	—
Income taxes	(17,832)	17,832	—
Net income attributable to non-controlling interests in consolidated funds	(17,792)	17,792	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(187,945)	187,945	—
Net income attributable to preferred unitholders	(3,909)	3,909	—
Net income attributable to OCG Class A unitholders / ANI	$136,603	$252,766	$389,369

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $54,063 to management fees and $620 to incentive income, (c) for management fees, reclassifies $4,234 of net losses related to foreign-currency hedging activities from general and administrative expense and $9,508 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for ANI, (d) for incentive income, includes $107,581 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $7,055 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $3,826 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $11,819, (c) expenses incurred by the Intermediate Holding Companies of $984, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income of $55,607, (e) acquisition-related items of $443, (f) $1,824 of net losses related to foreign-currency hedging activities, and (g) $9,508 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for ANI.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to the reclassification of $700 in net losses related to foreign-currency hedging activities from general and administrative expense.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Nine Months Ended September 30, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$542,268	$65,093	$607,361
Incentive income (1)	616,404	45,442	661,846
Investment income (1)	150,618	(19,520)	131,098
Total expenses (2)	(785,761)	(22,692)	(808,453)
Interest expense, net (3)	(128,797)	109,002	(19,795)
Other income, net (4)	14,979	(12,782)	2,197
Other income of consolidated funds (5)	213,640	(213,640)	—
Income taxes	(31,700)	31,700	—
Net income attributable to non-controlling interests in consolidated funds	(23,543)	23,543	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(350,028)	350,028	—
Net income attributable to OCG Class A unitholders / ANI	$218,080	$356,174	$574,254

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $48,867 to management fees and $3,479 to incentive income, (c) for management fees, reclassifies $2,298 of net gains related to foreign-currency hedging activities from general and administrative expense, (d) for incentive income, includes $41,954 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $24,630 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $4,558 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $5,782, (c) expenses incurred by the Intermediate Holding Companies of $886, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income of $41,954, (e) acquisition-related items of $1,456, (f) adjustments of $13,747 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $4,250 of net gains related to foreign-currency hedging activities.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of September 30, 2018
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$543,229	$—	$—	$543,229
U.S. Treasury and other securities	469,800	—	—	469,800
Corporate investments	1,753,683	—	(698,332)	1,055,351
Deferred tax assets	243,059	—	—	243,059
Receivables and other assets	715,896	—	(22,966)	692,930
Assets of consolidated funds	—	6,425,680	—	6,425,680
Total assets	$3,725,667	$6,425,680	$(721,298)	$9,430,049
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$371,741	$—	$—	$371,741
Due to affiliates	192,267	—	—	192,267
Debt obligations	745,812	—	—	745,812
Liabilities of consolidated funds	—	5,025,502	(24,383)	5,001,119
Total liabilities	1,309,820	5,025,502	(24,383)	6,310,939
Non-controlling redeemable interests in consolidated funds	—	—	696,307	696,307
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	958,949	317,165	(317,165)	958,949
Non-controlling interest in consolidated subsidiaries	1,056,314	379,750	(379,750)	1,056,314
Non-controlling interest in consolidated funds	—	703,263	(696,307)	6,956
Total capital	2,415,847	1,400,178	(1,393,222)	2,422,803
Total liabilities and capital	$3,725,667	$6,425,680	$(721,298)	$9,430,049

Corporate Investments
A summary of corporate investments is set forth below:

	As of
	September 30, 2018	June 30, 2018	September 30, 2017
	(in thousands)
Oaktree funds:
Credit	$1,026,207	$925,539	$949,174
Private Equity	296,224	299,961	250,244
Real Assets	239,208	189,109	133,129
Listed Equities	94,258	117,939	139,628
Non-Oaktree	63,936	62,037	118,504
Total corporate investments – Non-GAAP	1,719,833	1,594,585	1,590,679
Adjustments (1)	33,850	29,010	17,403
Total corporate investments – Oaktree and operating subsidiaries	1,753,683	1,623,595	1,608,082
Eliminations	(698,332)	(611,749)	(553,095)
Total corporate investments – Consolidated	$1,055,351	$1,011,846	$1,054,987

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of September 30, 2018, Oaktree and its operating subsidiaries had $1.0 billion of cash and U.S. Treasury and other securities, and $746 million in outstanding debt, which included no borrowings outstanding against its $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $1.7 billion as of September 30, 2018.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of September 30, 2018, corporate investments of $1.7 billion included unrealized investment income proceeds of $353 million, of which $147 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
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
Distributions on the preferred units are discretionary and non-cumulative. We may redeem, at our option, out of funds legally available, the preferred units, in whole or in part, at any time on or after June 15, 2023 in respect of the Series A preferred units or September 15, 2023 in respect of the Series B preferred units, at a price of $25.00 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the preferred units have no right to require the redemption of such preferred units.
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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are discussed below.
Operating Activities
Operating activities used $138.6 million and $238.3 million of cash in the first nine months of 2018 and 2017, respectively. These amounts principally reflected net income, net of non-cash adjustments, in each respective period and net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $263.5 million and provided $499.8 million of cash in the first nine months of 2018 and 2017, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $293.3 million and net proceeds of $433.2 million for the first nine months of 2018 and 2017, respectively. Corporate investments in funds and companies of $212.4 million and $75.3 million for the first nine months of 2018 and 2017, respectively, consisted of the following:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Funds	$469,702	$274,462
Eliminated in consolidation	(257,275)	(199,146)
Total investments	$212,427	$75,316

Distributions and proceeds from corporate investments in funds and companies of $245.8 million and $164.0 million for the first nine months of 2018 and 2017, respectively, consisted of the following:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Funds	$356,702	$218,238
Eliminated in consolidation	(110,901)	(54,287)
Total proceeds	$245,801	$163,951

Purchases of fixed assets were $3.5 million and $27.0 million for the first nine months of 2018 and 2017, respectively. Additionally, the first nine months of 2017 included proceeds of $5.0 million from the sale of a corporate aircraft.
Financing Activities
Financing activities provided $309.4 million and used $10.7 million of cash in the first nine months of 2018 and 2017, respectively, and included: (a) net distributions to non-controlling interests in consolidated funds of $129.0 million and net contributions from non-controlling interests in consolidated funds $169.8 million; (b) distributions to unitholders of $383.4 million and $466.3 million; (c) net unit purchases of $12.0 million and $11.5 million; (d) proceeds from CLO debt obligations of $1,170.3 million and $1,218.7 million and repayments of $729.5 million and $1,244.7 million, and (e) payments of debt issuance costs of $4.0 million and $7.8 million. Additionally, the first nine months of 2018 included $400.6 million in net proceeds from the issuance of preferred units and the first nine months of 2017 included $334.7 million in net borrowings on credit facilities of the consolidated funds.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our preferred unitholders in accordance with their contractual terms and our Class A unitholders pursuant to our distribution policy for our common units as described in our annual report. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our Class A units or preferred units in open market or privately negotiated purchases or otherwise, redeem our Class A units or preferred units pursuant to the terms of our operating agreement, or repurchase OCGH units. Our board of directors has authorized our executive committee to make decisions in its discretion to repurchase our Class A units, from time to time, on an opportunistic basis.
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
Debt Financings
In March 2018, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Third Amendment, the “Credit Agreement”). The Credit Agreement consists of a $150 million fully-funded term loan, and a $500 million revolving credit facility (the “Revolver”). The Fourth Amendment extended the maturity date of the Credit Agreement from March 31, 2021 to March 29, 2023, at which time the entire remaining principal balance of $150 million is due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fourth Amendment also favorably updated the commitment fee in the corporate ratings-based pricing grid. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.10% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fourth Amendment) covenants regarding a maximum leverage ratio of 3.50-to-1.00 and a minimum required level of assets under management (as defined in the credit agreement). The Fourth Amendment increased the maximum leverage ratio to 3.50-to-1.00 and made certain other amendments to the provisions of the Credit Agreement. As of September 30, 2018, we had no outstanding borrowings under our $500 million revolving credit facility.
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
Preferred Unit Issuances
On May 17, 2018, we issued 7,200,000 of our 6.625% Series A preferred units representing limited liability company interests with a liquidation preference of $25.00 per unit. The issuance resulted in $173.7 million in net proceeds to us. Distributions on the Series A preferred units, when and if declared by the board of directors of Oaktree, will be paid quarterly on March 15, June 15, September 15 and December 15 of each year. The first distribution was paid on September 17, 2018. Distributions on the Series A preferred units are non-cumulative.
On August 9, 2018, we issued 9,400,000 of our 6.550% Series B preferred units representing limited liability company interests with a liquidation preference of $25.00 per unit. The issuance resulted in $226.9 million in net proceeds to us. Distributions on the Series B preferred units, when and if declared by the board of directors of

Oaktree, will be paid quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on December 17, 2018. Distributions on the Series B preferred units are non-cumulative.
Unless distributions have been declared and paid or declared and set apart for payment on the preferred units for a quarterly distribution period, during the remainder of that distribution period we may not repurchase any common units or any other units that are junior in rank, as to the payment of distributions, to the preferred units and we may not declare or pay or set apart payment for distributions on any common units or junior units for the remainder of that distribution period, other than certain Permitted Distributions (as defined in the unit designation related to the applicable preferred units (each, the “Preferred Unit Designation”)). These restrictions are not applicable during the initial distribution period, which is the period from the original issue date to, but excluding, September 15, 2018 and December 15, 2018 in regards to the Series A and Series B preferred units, respectively.
We may redeem, at our option, out of funds legally available, the preferred units, in whole or in part, at any time on or after June 15, 2023 in respect of the Series A preferred units or September 15, 2023 in respect of the Series B preferred units, at a price of $25.00 per preferred unit plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the preferred units have no right to require the redemption of the preferred units.
If a Change of Control Event (as defined in the applicable Preferred Unit Designation) occurs prior to June 15, 2023 in respect of the Series A preferred units or September 15, 2023 in respect of the Series B preferred units, we may, at our option, out of funds legally available, redeem the applicable preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Change of Control Event, at a price of $25.25 per preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
If a Tax Redemption Event or Rating Agency Event (each, as defined in the applicable Preferred Unit Designation) occurs prior to June 15, 2023 in respect of the Series A preferred units or September 15, 2023 in respect of the Series B preferred units, we may, at our option, out of funds legally available, redeem the applicable preferred units, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such Tax Redemption Event or Rating Agency Event, at a price of $25.50 per preferred unit, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions.
The preferred units are not convertible into Class A units or any other class or series of our interests or any other security. Holders of the preferred units do not have any of the voting rights given to holders of our Class A units, except that holders of the preferred units are entitled to certain voting rights under certain conditions.
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
Assuming no further material changes in the relevant tax law and that Oaktree earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of September 30, 2018, future payments of this nature were estimated to aggregate $13.3 million over the period ending approximately in 2029 with respect to the 2007 Private Offering, $32.5 million over the period ending approximately in 2034 with respect to the initial public offering, $45.8 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $34.7 million over the period ending approximately in 2036 with respect to the public offering in March 2014, $29.6 million over the period ending approximately in 2037 with respect to the public offering in March 2015, and $34.3 million over the period ending approximately in 2040 with respect to the public offering in February 2018. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
For the nine months ended September 30, 2018, $20.7 million was paid under the tax receivable agreement.
Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of September 30, 2018, we were required to maintain approximately $186 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2018:

	Last Three Months of 2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$4,761	$37,126	$32,353	$80,064	$154,304
Debt obligations payable (2)	—	—	—	750,000	750,000
Interest obligations on debt (3)	7,050	56,398	51,511	189,425	304,384
Tax receivable agreement	—	30,225	32,697	127,279	190,201
Contingent consideration (4)	8,246	—	—	—	8,246
Commitments to Oaktree and third-party funds (5)	454,955	—	—	—	454,955
Subtotal	475,012	123,749	116,561	1,146,768	1,862,090
Consolidated Funds:
Debt obligations payable (2)	—	—	—	870,098	870,098
Interest obligations on debt (3)	8,017	64,135	64,135	181,512	317,799
Debt obligations of CLOs (2)	103,782	—	—	3,517,041	3,620,823
Interest on debt obligations of CLOs (3)	21,743	171,661	171,661	500,918	865,983
Commitments to fund investments (6)	11,421	—	—	—	11,421
Total	$619,975	$359,545	$352,357	$6,216,337	$7,548,214

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

(4)
This represents the undiscounted contingent consideration obligation as of September 30, 2018. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2018 column. Please see note 17 to our condensed consolidated financial statements for more information.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2018.
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
The table below summarizes the fair value of the investments and other financial instruments held by our consolidated funds by fund structure and fair-value hierarchy levels and the debt obligations of our CLOs for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of September 30, 2018	Level I	Level II	Level III	Total

Closed-end funds	$4,399	$5,094,857	$164,867	$5,264,123
Open-end funds	2,297	482,192	145,843	630,332
Evergreen funds	56,412	31,461	—	87,873
Total	$63,108	$5,608,510	$310,710	$5,982,328

CLO debt obligations	$—	$(3,648,217)	$—	$(3,648,217)

As of December 31, 2017
Closed-end funds	$4,430	$4,598,334	$117,527	$4,720,291
Open-end funds	3,813	548,361	48,788	600,962
Evergreen funds	131,598	(87)	121,087	252,598
Total	$139,841	$5,146,608	$287,402	$5,573,851

CLO debt obligations	$—	$(3,219,592)	$—	$(3,219,592)

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2018, we had investments, at fair value of $6.0 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $600.1 million. Of this decline, approximately $113.3 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income attributable to OCG Class A unitholders is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the nine months ended September 30, 2018 and 2017, NAV-based management fees represented approximately 37% and 33%, respectively, of total management fees. Based on investments held as of September 30, 2018, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $7.1 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of September 30, 2018, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $358.9 million decrease in the amount of investment income. The estimated decline of $358.9 million is greater than 10% of the September 30, 2018 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the nine months ended September 30, 2018, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $8.4 million;

•	our operating expenses would have increased by $10.4 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $1.1 million; and

•	our income tax expense would have decreased by $0.2 million.
These movements would have decreased our net income attributable to OCG Class A unitholders by $0.7 million.
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
Interest-rate Risk
As of September 30, 2018, Oaktree and its operating subsidiaries had $745.8 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of September 30, 2018, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate cash and U.S. Treasury and other securities as of September 30, 2018, we estimate that Oaktree and its operating subsidiaries would generate an additional $10.1 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of September 30, 2018, the consolidated funds had $4.5 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $41.0 million in the event interest rates were to increase by 100 basis points.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued.  Accordingly, we issued 67,765 Class B units to OCGH on August 3, 2018, which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of September 30, 2018
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
Credit	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)(13)	TBD	—	$8,872	9%	5%	$—	$—	$443	$438	$—	$—	$456	nm	nm	1.0x
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	86	72	1,081	152	3,518	3,486	—	210	2,777	33.3%	21.1%	1.5
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	698	1,672	4,092	3,554	—	—	5,292	5.7	3.2	1.2
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	938	2,100	1,530	1,469	52	—	1,860	9.0	6.2	1.5
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	629	1,568	171	165	16	3	53	13.8	11.4	1.7
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,613	6,444	677	635	209	300	—	13.1	9.2	1.7
Special Account A	Nov. 2008	Oct. 2012	253	nm	100	317	554	16	23	60	3	—	28.1	22.8	2.3
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	9,053	18,257	640	640	1,634	125	—	21.9	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,487	4,843	242	—	87	—	419	10.2	7.5	1.5
Legacy funds (8)	Various	Various	12,495	nm	100	10,456	22,931	21	—	1,558	5	—	23.6	18.5	1.9
													22.0%	16.1%
Private/Alternative Credit
Oaktree European Capital Solutions Fund (7)(9)(10)	Dec. 2015	Dec. 2018	€703	80%	64%	€47	€214	€269	€321	€—	€6	€250	13.0%	8.4%	1.1x
Oaktree European Dislocation Fund (10)	Oct. 2013	Oct. 2016	€294	nm	57	€39	€203	€18	€17	€3	€3	€—	19.5	13.8	1.3
Special Account E (10)	Oct. 2013	Apr. 2015	€379	nm	69	€64	€321	€4	€3	€9	€1	€—	14.3	11.0	1.3
													14.9%	10.7%

Oaktree Mezzanine Fund IV (9)	Oct. 2014	Oct. 2019	$852	81%	78%	$110	$232	$540	$514	$—	$14	$523	11.4%	8.3%	1.2x
Oaktree Mezzanine Fund III (11)	Dec. 2009	Dec. 2014	1,592	nm	89	465	1,796	92	104	17	30	22	15.3	10.4 / 9.1	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	493	1,691	54	—	—	—	131	10.9	7.4	1.6
OCM Mezzanine Fund (12)	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.0%	8.7%
Emerging Markets Debt
Oaktree Emerging Markets Opportunities Fund II (13)	TBD	—	$178	8%	8%	$—	$—	$13	$25	$—	$—	$12	nm	nm	1.0x
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2017	384	nm	78	117	324	92	78	8	13	51	15.7%	10.6%	1.5
Special Account F	Jan. 2014	Sep. 2017	253	nm	96	76	263	55	54	6	9	28	15.3	10.8	1.4
													15.5%	10.7%
Private Equity
Corporate Private Equity
Oaktree European Principal Fund IV (7)(10)(13)	Jul. 2017	Jul. 2022	€1,119	77%	63%	€135	€9	€835	€1,093	€—	€26	€751	nm	nm	1.1x
Oaktree European Principal Fund III (10)	Nov. 2011	Nov. 2016	€3,164	nm	85	€2,567	€2,140	€3,176	€2,455	€—	€499	€1,696	19.1%	13.3%	2.1
OCM European Principal Opportunities Fund II (10)	Dec. 2007	Dec. 2012	€1,759	nm	100	€225	€1,865	€90	€348	€29	€—	€757	6.9	2.5	1.3
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.6%	9.0%

			As of September 30, 2018
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)

Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	$1,106	89%	88%	$115	$1	$1,086	$1,078	$—	$—	$1,088	12.2%	7.8%	1.2x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	69	641	970	408	319	26	97	—	23.7	16.0	2.0
Legacy funds (8)	Various	Various	1,470	nm	63	1,689	2,616	—	—	123	—	—	35.1	27.4	2.8
													34.5%	26.2%
Special Situations
Oaktree Special Situations Fund II (7)	TBD	—	$1,217	1%	1%	$(1)	$—	$15	$57	$—	$—	$16	n/a	n/a	n/a
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	1,377	100	73	208	163	1,049	1,125	—	38	933	28.5%	15.8%	1.3x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$556	$1,760	$1,382	$1,381	$50	$—	$2,137	7.7%	3.7%	1.4x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	196	423	233	242	21	—	273	10.1	6.9	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	2,947	6,166	110	—	554	20	—	12.3	8.9	2.0
Legacy funds (8)	Various	Various	3,701	nm	100	2,713	6,404	10	—	407	2	—	14.4	11.1	1.8
													13.0%	9.3%
Real Assets
Real Estate
Oaktree Real Estate Opportunities Fund VII (13)(14)	Jan. 2016	Jan. 2020	$2,921	82%	37%	$384	$244	$1,229	$2,747	$—	$74	$897	nm	nm	1.5x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,422	2,458	1,641	1,290	70	205	1,146	15.3%	10.3%	1.6
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	987	2,081	189	113	152	36	—	17.2	12.7	1.9
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	207	429	42	—	16	4	—	14.8	12.8	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	392	779	63	51	61	13	—	15.8	10.7	2.0
Legacy funds (8)	Various	Various	2,341	nm	99	2,010	4,324	2	—	232	—	—	15.2	11.9	1.9
													15.6%	11.9%

Oaktree Real Estate Debt Fund II (9)(13)	Mar. 2017	Mar. 2020	$2,087	47%	14%	$31	$32	$288	$894	$—	$5	$267	nm	nm	1.2x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	81	183	653	454	492	10	16	325	20.7%	15.4%	1.3
Oaktree PPIP Fund (15)	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Special Account G (Real Estate Income) (9)(13)	Oct. 2016	Oct. 2020	$615	87%	87%	$82	$70	$544	$499	$—	$16	$511	nm	nm	1.2x

Infrastructure
Oaktree Transportation Infrastructure Fund	TBD	—	$1,091	—%	—%	$—	$—	$—	$—	$—	$—	$—	n/a	n/a	n/a
Highstar Capital IV (16)	Nov. 2010	Nov. 2016	2,000	nm	100	77	904	1,173	1,328	—	—	1,830	5.6%	1.5%	1.2x
									27,722	(10)	1,859	(10)
							Other (17)		8,520		5
							Total (18)		$36,242		$1,864

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings, if any, outstanding, under a fund-level credit facility where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended September 30, 2018 was $0.9 billion.

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

(9)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of September 30, 2018 management fee-generating AUM included only that portion of committed capital that had been drawn.

(10)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the September 30, 2018 spot rate of $1.16.

(11)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 9.1%. The combined net IRR for Class A and Class B interests was 9.8%.

(12)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(13)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through September 30, 2018 was less than 36 months.

(14)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(15)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of September 30, 2018, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(17)	This includes our closed-end Senior Loan funds, CLOs, a non-Oaktree fund and certain separate accounts and co-investments.

(18)
The total excludes one closed-end fund with management fee-generating AUM of $109 million as of September 30, 2018, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Sept. 30, 2018	Twelve Months Ended September 30, 2018			Since Inception through September 30, 2018
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)
Credit
High Yield Bonds
U.S. High Yield Bonds	1986	$14,722	2.0%	1.5%	3.2%	9.1%	8.6%	8.2%	0.80	0.57
Global High Yield Bonds	2010	3,617	2.5	2.0	3.0	7.0	6.4	6.7	1.12	1.10
European High Yield Bonds	1999	463	3.7	3.2	2.4	7.9	7.4	6.3	0.72	0.46

Convertibles
U.S. Convertibles	1987	2,080	10.1	9.5	12.2	9.4	8.9	8.4	0.51	0.40
Non-U.S. Convertibles	1994	1,344	2.6	2.1	0.3	8.1	7.6	5.4	0.78	0.40
High Income Convertibles	1989	1,058	5.0	4.4	3.3	11.1	10.3	8.1	1.06	0.61

Senior Loans
U.S. Senior Loans	2008	688	5.8	5.2	5.6	6.0	5.5	5.3	1.14	0.68
European Senior Loans	2009	1,455	2.2	1.7	2.8	7.4	6.8	8.0	1.65	1.67

Multi-Strategy Credit
Multi-Strategy Credit (2)	Various	2,677	nm	nm	nm	nm	nm	nm	nm	nm

Listed Equities
Emerging Markets Equities
Emerging Markets Equities	2011	4,016	0.6	(0.2)	(0.8)	2.3	1.4	1.2	0.10	0.05
Total		$32,120

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)	Includes Global Credit Fund and individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).

Evergreen Funds

		As of September 30, 2018			Twelve Months Ended September 30, 2018		Since Inception through September 30, 2018
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception				Rates of Return (1)		Annualized Rates of Return (1)
					Gross	Net	Gross	Net
		(in millions)
Credit
Private/Alternative Credit
Strategic Credit (2).	2012	$5,390	$4,950	$14	12.3%	9.6%	9.8%	7.2%

Distressed Debt
Value Opportunities	2007	1,124	1,042	20	19.7	14.6	10.2	6.3

Emerging Markets Debt
Emerging Markets Debt (3)	2015	902	430	4	6.8	4.9	13.9	10.7

Listed Equities
Value/Other Equities
Value Equities (4)	2012	544	519	6	24.7	18.0	21.0	15.2
			6,941	44
Other (5)			734	11
Restructured funds			—	5
Total (2)			$7,675	$60

(1)	Returns represent time-weighted rates of return.

(2)
Includes our publicly-traded BDCs and one closed-end fund with $108 million and $109 million of AUM and management fee-generating AUM, respectively. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude our publicly-traded BDCs.

(3)
Includes the Emerging Markets Debt Total Return and Emerging Markets Opportunities strategies. The rates of return reflect the performance of a composite of accounts for the Emerging Markets Debt Total Return strategy, including a single account with a December 2014 inception date.

(4)	Includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.

(5)	Includes certain Real Estate and Multi-Strategy Credit accounts.

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
Date: November 2, 2018

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

3.2
Fourth Amended and Restated Operating Agreement of the registrant dated as of May 17, 2018 (including Unit Designation, dated as of November 16, 2015, Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018).

3.3	Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018 (included in Exhibit 3.2).

4.1	Form of 6.550% Series B Preferred Unit Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on August 9, 2018).

10.1
Second Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of May 17, 2018 (including Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018).

10.2	Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018 (included as part of Exhibit 10.1).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.