Form 10-K
period 2018-12-31
Oaktree Capital Group, LLC
filed 2019-02-22
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A units representing limited liability company interests 6.625% Series A preferred units 6.550% Series B preferred units	New York Stock Exchange New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Class A units of the registrant held by non-affiliates as of June 30, 2018 was approximately $2.9 billion.
As of February 20, 2019, there were 71,482,276 Class A units and 85,408,069 Class B units of the registrant outstanding.
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
“Relevant Benchmark” refers, with respect to:

•	our U.S. High Yield Bond strategy, to the FTSE US High-Yield Cash-Pay Capped Index;

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

Part I.
Item 1. Business
Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $119.6 billion in assets under management (“AUM”) as of December 31, 2018. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
Oaktree was formed in 1995 by a group of individuals who had been investing together since the mid-1980s. Our founders were pioneers in the management of high yield bonds, convertible securities and distressed debt. From those roots we have developed a diversified mix of specialized credit- and equity-oriented strategies. We operate according to a unifying investment philosophy, which consists of six tenets—risk control, consistency, market inefficiency, specialization, bottom-up analysis and disavowal of market timing—and is complemented by a set of core business principles that articulate our commitment to excellence in investing, commonality of interests with clients, a collaborative and cooperative culture, and a disciplined, opportunistic approach to the expansion of products. As of December 31, 2018, we had 317 investment professionals, including 185 senior investment professionals with an average 19 years of industry experience, who among them possess the investing, research, analytical, legal, trading and other skills, as well as relationships and experience, that are necessary for long-term success in our complex markets. Additionally, our compensation and other personnel practices foster a collaborative culture that facilitates complementary investment strategies benefiting from shared knowledge and insights.
We have systematically broadened employee ownership since our founding to help align interests among employees, our clients and other stakeholders, as well as to facilitate a smooth generational transfer of management and ownership. As of December 31, 2018, we had 978 employees, including 296 employee-owners, with offices in 18 cities across 13 countries, of which the largest offices are in Los Angeles (headquarters), London, New York City and Hong Kong.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele (excluding DoubleLine’s clientele) includes 73 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 340 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 350 other non-U.S. institutional investors. As measured by AUM (excluding our pro-rata portion of DoubleLine’s AUM), our 25 largest clients participate in an average of three different investment strategies, reflecting the confidence engendered by our consistent firm-wide investment approach. Approximately 16% of our AUM represents high-net-worth individuals or intermediary distribution such as sub-advisory relationships with mutual funds and advisory relationships with publicly-traded BDCs, indicating both the broadening appeal of alternatives to individual investors and our heightened focus on that market.
Since Oaktree’s founding, our AUM has grown significantly, despite having distributed nearly $105 billion from our closed-end funds.  While we may limit our AUM when appropriate in order to better position us to generate superior risk-adjusted returns, we have a long-term track record of organically growing our investment strategies, increasing our AUM and expanding our client base. Over the last 10 years, we have raised gross capital averaging $13 billion per year. In 2018, we raised gross capital of $13 billion, of which more than $3 billion was from global high net worth individuals, family offices, clients of financial advisory firms and intermediary distribution platforms across various strategies. As of December 31, 2018, we had $19.5 billion of uncalled capital commitments (“dry powder”), which positions us well for any expansion of investment opportunities across our strategies.

As shown in the chart below, our AUM has grown to $119.6 billion as of December 31, 2018 from $49.9 billion a decade earlier.  Over the same period, management fee-generating assets under management (“management fee-generating AUM”) grew from $50.2 billion to $98.1 billion, and incentive-creating assets under management (“incentive-creating AUM”) increased from $22.2 billion to $34.6 billion.

Year-end AUM (1)

(1)	AUM includes Oaktree’s pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM since its inception in 2009.

Structure and Operation of Our Business
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Our revenue flows from the management fees and incentive income generated by the funds that we manage, as well as the investment income earned from the investments we make in our funds, third-party funds and other companies. The management fees that we receive are based on the contractual terms of the relevant fund and are typically calculated as a fixed percentage of the capital commitments (as adjusted for distributions during a fund’s liquidation period), drawn capital, cost basis or NAV of the particular fund. Incentive income represents our share (up to 20%) of the investors’ profits in most of the closed-end and evergreen funds. Investment income generally reflects the investment return on a mark-to-market basis and our equity participation on the amounts that we invest in Oaktree and third-party funds, as well as in collateralized loan obligation vehicles (“CLOs”) and other companies.
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
Management Fees
We receive management fees monthly or quarterly based on annual fee rates for our investment advisory services. The contractual terms of those management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. For certain closed-end funds, management fees during the investment period may be calculated based on drawn capital or cost basis. Additionally, for those closed-end funds for which management fees are based on committed capital, we may elect to delay the start of the fund’s investment period and thus its full management fees, in which case we earn management fees based on drawn capital, and in certain cases, outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until we elect to start the fund’s investment period. Our right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end funds, the management fee is generally based on the NAV of the fund or account. Evergreen funds typically pay management fees based on NAV, invested assets or contributions, and our publicly-traded BDCs pay management fees based on gross assets (including assets acquired with leverage), net of cash.
In the case of certain open-end fund accounts, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. Management fees also include the quarterly incentive fees on investment income we earn from our publicly-traded BDCs and certain evergreen fund accounts, which are generally recurring in nature. In a number of our strategies, we afford certain investors in our funds or clients of separate accounts more favorable economic terms than other investors in the same investment strategy, including with respect to management and performance-based fees, generally based on the aggregate size of commitments of such investor or client, as applicable, to one or more funds or accounts managed by us.

Incentive Income
We have the potential to earn incentive income from most of our closed-end funds, substantially all of which follow the European-style waterfall, by which we receive incentive income only after the fund first distributes all contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. As a result, we generally receive incentive income, if any, in the latter part of a fund’s life, although earlier in a fund’s term we may receive tax-related distributions, which we recognize as incentive income, to cover our allocable share of income taxes until we are otherwise entitled to payment of incentive income.
We may also earn incentive income from certain evergreen funds on an annual basis, up to 20% of the year’s profits, subject to either a high-water mark or hurdle rate. The high-water mark refers to the highest historical NAV attributable to a limited partner’s account when either incentive income has been earned or the capital was contributed.
Investment Income
We earn investment income from our corporate investments in funds and companies, with Oaktree-managed funds constituting the majority of our corporate investments. Our investments in Oaktree-managed funds generally fall into one of four categories: general partner interests in commingled funds or funds-of-one, investments in CLOs, seed capital for new investment strategies prior to third-party capital raising, and corporate cash management. In the case of general partner interests in our closed-end or evergreen funds, we typically invest the greater of 2.5% of committed capital or $20 million in each fund, not to exceed $100 million per fund. For CLOs, we generally invest up to 5% of the CLO’s total par value. We may also invest in certain third-party managed funds or companies for strategic or financial purposes.
Our investments in companies include a one-fifth equity stake in DoubleLine Capital LP and its affiliates (collectively, “DoubleLine”), a Southern California-based investment management firm that sought our start-up consulting and financial involvement at the time of its founding in December 2009 by Jeffrey Gundlach and others who had previously worked together for over 20 years.  From first managing assets in April 2010, DoubleLine has grown to approximately $121 billion in assets under management as of December 31, 2018.  DoubleLine invests across fixed income, equities and commodities through mutual funds, hedge funds, separate accounts and other vehicles.
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

•
Emphasis on Consistency. We believe that a superior record is best built on a high batting average, rather than a mix of brilliant successes and dismal failures. Oscillating between top-quartile results in good years and bottom-quartile results in bad years is not acceptable to us.

•
The Importance of Market Inefficiency. We feel skill and hard work can lead to a “knowledge advantage,” and thus to potentially superior investment results, but not in the most efficient markets where larger numbers of participants have roughly equal access to information. Therefore, we only invest in less efficient markets in which dispassionate application of skill and effort should pay off for our clients.

•
Focus on Fundamental Analysis.    We believe consistently excellent performance can only be achieved through superior knowledge of companies and their securities, not from macro-forecasting. Therefore, we employ a bottom-up approach to investing, based on proprietary, company-specific research. Our 317 investment professionals have developed a deep and thorough understanding of a wide number of companies and industries, providing us with a significant institutional knowledge base. We use overall portfolio structuring as a defensive tool to help us avoid dangerous concentration, rather than as an aggressive weapon expected to enable us to hold more of the things that do best.

•
Disavowal of Market Timing. We do not believe in the predictive ability required to correctly time markets. However, concern about the market climate may cause us to tilt toward more defensive investments, increase selectivity or act more deliberately. We keep portfolios fully invested whenever attractively priced assets can be bought.

•
Specialization.    We offer a broad array of specialized investment strategies. We believe this offers the surest path to the results we, and our clients, seek. Clients interested in a single investment strategy can limit themselves to the risk exposure of that particular strategy, while clients interested in more than one investment strategy can combine investments in our funds to achieve their desired mix. We also provide clients both commingled and customized solutions with one-stop access to the entirety of Oaktree’s credit platform through our multi-credit strategy, which invests in a number of our liquid and illiquid credit strategies. Our focus on specific strategies has allowed us to build investment teams with extensive experience and expertise. At the same time, our teams access and leverage each other’s expertise, affording us both the benefits of specialization and the strengths of a larger organization.

Our Asset Classes and Investment Strategies
We manage investments in a number of strategies across four asset classes: Credit, Private Equity, Real Assets and Listed Equities. The diversity of our investment strategies allows us to meet a wide range of investor needs suited for different market environments globally and, for certain strategies, targeted regions, while providing us with a long-term diversified revenue base.
Our AUM by asset class and investment strategy group as of December 31, 2018 is shown below:

	Strategy Inception[1]			Strategy Inception[1]
		AUM			AUM
		(in millions)			(in millions)
Credit:			Real Assets:
Distressed Debt	1988	$22,266	Real Estate	1994	$9,548
High Yield Bonds	1986	17,397	Infrastructure (2)	2014	2,435
Senior Loans	2007	10,823			11,983
Private/Alternative Credit	2001	7,900	Listed Equities:
Convertible Securities	1987	3,680	Emerging Markets Equities	2011	4,220
Multi-Strategy Credit	2017	2,725	Value/Other Equities	2012	482
Emerging Markets Debt	2012	1,708			4,702
		66,499
Private Equity:			DoubleLine		24,115
Corporate Private Equity	1999	8,114
Special Situations	1994	4,147	Total		$119,560
		12,261

(1)	Represents the earliest inception date of the individual investment strategy included within the strategy group presented above.

(2)	Oaktree acquired the Highstar Capital team in 2014, which represents the inception date of this strategy. Highstar’s inception date was 2000.

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
Our asset classes and investment strategies are described below:
Credit
Distressed Debt
Distressed Opportunities. Our Distressed Debt team was an industry pioneer and has been one of its leaders since the inception of the strategy in 1988. The team focuses primarily on investments in distressed companies that are perceived to have substantial asset values or business franchises, and are in industries going through periods of transition or dislocation. Our approach seeks to combine protection against loss, which generally comes from buying claims on assets at bargain prices, with the substantial gains to be achieved by returning companies to financial viability through restructuring. We take an opportunistic approach to investing, with the flexibility and expertise to choose from a broad range of investments, including leveraged loans, bonds, equity securities, companies or hard assets. We have had investment teams in the United States and Europe for many years, and more recently have expanded our geographic reach by adding an investment team in Asia.
Value Opportunities. We launched Value Opportunities in 2007 for investors who had expressed interest in a more liquid version of the Distressed Debt strategy. The fund is managed by the Distressed Debt team and invests mainly in distressed debt, stressed debt and other value-oriented investments for which there is a liquid market. The strategy is intended to be an aggressive and opportunistic alternative to Distressed Debt, but with a portfolio composition that allows it to capitalize on changing market conditions. In general, the strategy employs similar strategies and tactics with regard to distressed investments as the Distressed Debt strategy, but it may be more aggressive and more oriented to short selling and short-term trading (and may make greater use of leverage and derivatives) with respect to its non-distressed investments.
High Yield Bonds
We view high yield bond investing as the conscious bearing of risk for potential profit, and we follow a defensive, downside-oriented strategy.  Rather than stretching for higher yields, our primary focus is managing credit risk, avoiding dangerous concentrations and minimizing defaults.  We have been managing high yield bonds for over three decades, starting in 1986 with U.S. high yield bonds, and over that time our U.S. strategy has experienced an average default rate equal to approximately one-third the market as a whole.  By controlling risk and preserving profits, we seek to outperform our benchmark over full market cycles with less-than-commensurate risk.
We established a dedicated European high yield bond strategy in 1999 when the European high yield bond market was still in its nascent stage.  Since then, the European high yield bond market has grown significantly, which has allowed us to construct diverse portfolios of bonds issued by credit-worthy companies from a variety of sectors across developed European countries. The strategy is managed by a dedicated team of leveraged-finance specialists in our London office and employs the same investment approach successfully applied by our U.S. High Yield Bond team.
As a natural extension of our U.S. and European High Yield Bond strategies, in 2010 we established the Global High Yield Bond strategy, a single portfolio approach to investing in the lower-rated, yet credit-worthy performing bonds across the developed world. In constructing our portfolios, we allocate between North America and Europe based on an issue-by-issue relative value framework and market technicals. We also avoid concentrations by industry or company because we believe thoughtful diversification is one of the most cost-effective means of mitigating the impact of credit problems. By employing a highly disciplined, credit-intensive research approach to construct a diversified, risk-controlled portfolio, the strategy targets the most attractive risk/return opportunities we identify across the developed world.

Senior Loans
We formed the U.S. Senior Loan strategy in 2007 to capitalize on the backlog of unsold or “hung” bridge loans held by investment banks near the start of the global financial crisis. As the market environment changed, we expanded the strategy to include investing in senior bank loans. The strategy typically invests in broadly-syndicated, senior-secured loans or other senior, non-investment grade debt. In most instances, these instruments constitute the most senior position in the capital structure of the borrower. We employ a fundamental, bottom-up credit analysis when approaching potential loan investments. We rely on the same downside sensitivities in our models and proprietary credit scoring matrix that have been successfully applied for over three decades by our High Yield Bond team.
In 2009, we formed the European Senior Loan strategy to invest in senior secured loans in the growing European bank loan market. The strategy focuses on the senior-secured debt of issuers in Europe, and a majority of the portfolio consists of floating-rate obligations. The strategy may also invest opportunistically in senior secured, fixed-rate bonds in which we see the potential for enhanced returns relative to floating-rate loans. The strategy benefits from the experience and expertise of our London-based European Credit team, which began investing in non-investment grade credit in 1999.
In 2012, we continued to expand the Senior Loan strategy by introducing a new product, Enhanced Income, to create a portfolio of below-investment grade loans using a moderate amount of leverage. Building on our experience in Senior Loans and Enhanced Income, in 2014 we added CLOs to our product offerings, both in the U.S. and Europe. CLOs are securities backed by a diversified pool of below-investment grade loans sold to investors often seeking credit-rated securities or the potential for higher-than-average returns. Both Enhanced Income and our fully-levered CLOs utilize the same investment approach as our Senior Loan strategy, with an emphasis on capital preservation and strong collateral coverage, collaborating with other investment teams across Oaktree’s broader credit platform to maximize the potential of our investments.
Private/Alternative Credit
U.S. Private Debt. We established the U.S. Private Debt strategy in 2001 as a step-out to the High Yield Bond strategy to capitalize on our expertise in credit analysis after we observed a gap in the availability of mezzanine capital to many attractive companies that were considered too small for the high yield bond market.  Initially focused on mezzanine financings, the strategy has evolved to include directly originated senior first lien and senior second lien loans.  The strategy seeks to achieve attractive, risk-adjusted absolute returns by originating or, in limited circumstances, participating in the syndication of performing debt issued privately by U.S. borrowers. Our strong relationships in the private equity, intermediary and banking communities constitute a major advantage in our investment process.  We target investments in companies that are unable to access widely available financing sources for leveraged buyouts, recapitalizations, acquisitions and corporate growth, and that have a strong relative market position and a well-developed business strategy, in addition to sustainable cash flow and a proven management team.
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
Strategic Credit. We added the Strategic Credit strategy in 2012 as a step-out from our Distressed Debt strategy to capture attractive investment opportunities that appear to offer too little return for distressed debt investors, but may pose too much uncertainty for high yield bond investors. The strategy seeks to achieve an attractive, unlevered total return by investing in public and private performing debt of stressed U.S. and non-U.S. companies. Such investment opportunities may arise from pricing inefficiencies that occur in the primary and secondary markets or from the financing needs of healthy companies with limited access to traditional lenders or public markets. Typical investments are in high yield bonds and senior loans entailing above average credit risk, loan portfolios, rescue financings and other capital solutions for companies experiencing financial stress.
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
Multi-Strategy Credit
We have been managing multi-strategy fixed income portfolios since 1998, strategically allocating clients’ capital in a number of our liquid and illiquid credit strategies. In 2017, we introduced our first Multi-Strategy Credit Fund, which provides our clients access to Oaktree’s more liquid credit strategies, including high yield bonds, senior loans, emerging markets debt, real estate debt securities, structured credit and convertible bonds. We also provide customized solutions based on clients’ specific investment goals and objectives. The strategy seeks to take advantage of changing market conditions by investing flexibly in various liquid credit opportunities based on our assessment of relative value. Our goal is to generate attractive current income and total return while limiting volatility through diversification.
Emerging Markets Debt
Emerging Markets Opportunities. We launched the Emerging Markets Opportunities strategy in 2012 as an expansion of our Distressed Debt strategy. The strategy targets stressed, distressed and other value-oriented fixed income, hybrid and equity investments in emerging markets. In contrast to developed markets, macroeconomic events, political crises and a misunderstanding among many investors of emerging market complexities give rise to more pronounced disruptions and an enhanced opportunity set for us to take advantage of such opportunities. The strategy is managed by a U.S.-based group that leverages our Distressed Debt team’s experience and expertise, and employs an established, flexible external network of local advisers to enhance deal flow, access local market intelligence and address the intricacies of jurisdictional differences and industry and local regulatory developments.
Emerging Markets Debt Total Return. As a step-out to our Emerging Markets Opportunities strategy, in 2015 we introduced Emerging Markets Debt Total Return to third-party investors to capitalize on the nascent market of stressed credits falling out of the investment-grade and high yield fixed income emerging markets universe.  The strategy invests primarily in performing emerging market credit-oriented investments on an unlevered basis, seeking to achieve an attractive total return by taking advantage of market inefficiencies and geopolitical complexities in the emerging markets credit universe.
Private Equity
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

Corporate Private Equity
Power Opportunities. In 1996, we began making a number of power- and energy-related investments jointly with an independent firm, GFI Energy Ventures (“GFI”), a firm founded in 1995. In 2009, GFI personnel joined us and, starting with Oaktree Power Opportunities Fund III, we became the sole manager of the strategy. The Power Opportunities funds seek to make controlling investments in mid-sized companies providing equipment, services and software used in the generation, transmission, distribution, marketing or consumption of energy, with a focus on electric power, natural gas and other utility-related businesses. The Power Opportunities team is comprised of seasoned energy sector investors who work to identify key energy industry themes and then invest in companies which are well-positioned to benefit from such themes. The team then works closely with portfolio companies to strengthen operations, pursue new customers and market opportunities, recruit additional talent, and make complementary acquisitions, among other activities to increase shareholder value. The strategy invests in proven performers and market leaders, not start-up ventures or turnarounds.
European Principal. The European Principal strategy targets control investing opportunities where dislocation or distress enable its funds to secure an attractive purchase price or creation value, and thus the potential for attractive returns.  EPG’s diverse skillset enables the team to target “off-the-run” investment opportunities in which competition is limited, to assess the correlation between a company’s performance and the general economic cycle or specific industry trends, and to develop and implement bespoke operational, legal and financial solutions.  We eschew competitive auctions, preferring instead to work closely with parties which have agreed in principle to the proposed transaction.  This approach can improve information flow, reduce the risk and cost of competition, and translate into a more attractive investment opportunity.  The team uses its local presence in multiple countries, coupled with its deal execution, operational and legal expertise, to craft customized solutions for situations that, in addition to capital, require complex operational or strategic improvements.  Capital-intensive industries are an area of focus because the investment can be at least partially secured by the value of the assets, which creates downside protection and possibly substantial upside returns.  We may also seek to acquire individual assets or smaller pools of assets in a single industry, consolidating them into a larger operating company. These so-called platform investments, which typically are managed by personnel identified by EPG, may benefit from operational, strategic and financial enhancements implemented by our in-house portfolio enhancement teams.
Real Assets
Real Estate
Real Estate Opportunities. The Real Estate team targets a wide range of global investment opportunities across multiple asset types and investment structures at all points in the economic cycle.  The Real Estate Opportunities strategy targets debt and equity investments in commercial real estate, corporate platforms, residential real estate, and opportunistic credit, including commercial and residential non-performing loans.  The strategy seeks to achieve attractive risk-adjusted returns by investing in assets that offer compelling growth characteristics, whether structured as individual properties, portfolios or platforms, as well as distressed assets at appropriate points in the economic cycle.  With dedicated real estate professionals in the U.S., the U.K., Hong Kong, South Korea, Australia and Japan, the team benefits from Oaktree’s multi-disciplinary strengths and global footprint.
Real Estate Debt. Although the Real Estate team had actively invested in debt in its first 15 years, in 2010, we added Real Estate Debt as a standalone strategy, leveraging the Oaktree infrastructure and dedicated real estate investment team to invest capital in performing real estate debt on a global basis. The funds and separate accounts in this strategy target attractive risk-adjusted returns and current income through investments in real estate-related debt that is not anticipated to result in control of the underlying asset. The first fund launched under this mandate was the Oaktree PPIP Fund, which was organized pursuant to the U.S. Treasury Department’s program to invest in mortgage-backed securities in the aftermath of the global financial crisis. The strategy has evolved significantly since that first fund, and today focuses on a broad range of transactions in the commercial and residential sectors, investing in both private loans and traded securities. The primary asset classes targeted by this strategy are commercial and residential first mortgages, subordinated secured debt, mezzanine loans, CMBS, RMBS and real estate-related corporate debt.
Real Estate Income. We launched the Real Estate Income strategy in 2016 as a step-out of the Real Estate Opportunities strategy to expand the reach of our real estate platform through investments that have the potential to provide stable income and attractive risk-adjusted returns, but do not have the requisite distress or total return profile to be a candidate for our Real Estate Opportunities funds. The strategy seeks to achieve superior risk-adjusted returns through investments in high-quality real estate assets with an emphasis on income and long-term growth, and targets commercial real estate assets, with a particular emphasis on office, multifamily and industrial properties. It also considers debt and other income-producing investments on a limited basis.
Infrastructure
In August 2014, we acquired the Highstar Capital team and certain Highstar entities (collectively “Highstar”) to facilitate the expansion of our Power Opportunities strategy and to help us capitalize on the growing need for private capital to support the renovation, replacement and creation of critical transportation and energy infrastructure.  Highstar was founded in 2000 and was an early entrant into infrastructure investing.  Oaktree’s Infrastructure Investing strategy seeks to leverage our team’s expertise to capitalize on evolving industry dynamics by originating, owning and operating infrastructure and related investments, particularly in the transportation and energy sectors.  Leveraging the team’s deep experience and long standing relationships in these respective industries, the strategy targets investments primarily in North America where we see the potential to add significant value, principally through our operational, managerial, industry, risk management and financial expertise.
Listed Equities
Emerging Markets Equities
In 2011, we added the long-only Emerging Markets Equities strategy, which we manage through funds, mutual fund sub-advisory relationships and separate accounts.  The strategy seeks to earn attractive risk-adjusted returns relative to its benchmarks by investing on a long-only basis in the equities of emerging market companies in the Asia Pacific region, Latin America, Eastern Europe, the Middle East, Africa and Russia.
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

Our Investment Performance
Our investment professionals have generated impressive investment performance through multiple market cycles. As of December 31, 2018, our incentive-creating closed-end funds had produced a since-inception aggregate gross IRR of 18.8% on approximately $84 billion of drawn capital. Of the 59 such closed-end funds we manage with greater than 36 months of performance, 58 had positive net IRRs as of December 31, 2018, an achievement that reflects, among many factors, our practice of sizing funds in proportion to our view of the supply of potential attractive investment opportunities.
Information regarding our most significant and longest-managed closed-end funds is shown below, as of or for the periods ended December 31, 2018. Please see “Fund Data” below for more information regarding the performance of our closed-end funds.

	Strategy Inception / Vintage	Total Drawn Capital	IRR Since Inception		Multiple of Drawn Capital
			Gross	Net
		(in millions)

Distressed Debt funds	1988	$43,770	21.9%	16.0%	1.7x
Real Estate Opportunities funds	1994	8,372	15.6	11.9	1.7
Oaktree Special Situations Fund	2015	1,144	19.1	9.3	1.2
Other Special Situations funds (1)	1994	10,096	12.9	9.2	1.7
European Principal funds (2)	2006	6,560	13.3	8.8	1.7
Power Opportunities funds	1999	2,668	34.4	26.0	2.0
U.S. Private Debt funds	2001	3,980	13.0	8.7	1.4
Sub-total		76,590
Other funds		23,033
Total		$99,623

(1)	The figures shown exclude the performance of Oaktree Special Situations Fund.

(2)	All figures are based on the conversion of amounts or cash flows from euros to USD using the December 31, 2018 spot rate of $1.14.
Performance of our open-end funds is in part measured in relation to applicable benchmark returns. Our emphasis on risk control and credit selection has generally led to outperformance in challenging markets and over full market cycles. Information regarding our open-end funds, together with relevant benchmark data, is set forth below as of or for the periods ended December 31, 2018. Please see “Fund Data” below for more information regarding the performance of our open-end funds.

	Strategy Inception	AUM	Since Inception as of December 31, 2018
			Annualized Rates of Return			Sharpe Ratio
			Oaktree		Relevant Benchmark (Gross)	Oaktree Gross	Relevant Benchmark (Gross)
			Gross	Net
		(in millions)

U.S. High Yield Bonds	1986	$13,822	8.9%	8.3%	8.0%	0.76	0.54
Global High Yield Bonds	2010	3,154	6.1	5.6	5.9	0.96	0.95
European High Yield Bonds	1999	421	7.7	7.1	6.0	0.69	0.43
U.S. Convertibles	1987	1,658	9.0	8.5	8.0	0.47	0.37
Non-U.S. Convertibles	1994	1,000	7.8	7.3	5.2	0.73	0.37
High Income Convertibles	1989	1,022	11.0	10.1	7.8	1.05	0.58
U.S. Senior Loans	2008	642	5.6	5.1	4.8	1.03	0.61
European Senior Loans	2009	1,143	7.0	6.5	7.6	1.59	1.59
Emerging Markets Equities	2011	4,220	1.2	0.4	0.1	0.04	(0.02)

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
Marketing and Client Relations
Our client relationships are fundamental to our business. We believe our success is a byproduct of the success of our fund investors and thus always strive to achieve superior returns with risk under control, to charge fair and transparent management fees, and to conduct ourselves with the highest levels of professionalism and integrity.
We have developed a loyal following among many of the world’s most significant institutional investors, and believe that their and our other investors’ loyalty results from our superior investment record, our reputation for integrity, and the fairness and transparency of our fee structures.
As of December 31, 2018, our $119.6 billion of AUM was divided by client type and geographic origin as follows:

AUM by Client Type	AUM	% (1)	AUM by Client Location	AUM	% (1)
	(in millions)			(in millions)

Public funds	$20,454	22%	Americas	$67,445	71%
Corporate and corporate pension	20,339	21	Europe, Middle East & Africa	15,216	16
Insurance companies	9,925	10	Asia Pacific	12,784	13
Intermediary distribution	9,410	10	DoubleLine	24,115	—
Sovereign wealth funds	7,704	8	Total	$119,560	100%
Private – high net worth / family office	5,874	6
Endowments / foundations	5,200	6
Oaktree & affiliates	3,783	4
Fund of funds	2,915	3
Unions	1,916	2
Other	7,925	8
DoubleLine	24,115	—
Total	$119,560	100%

(1)	Excludes our proportionate amount of DoubleLine AUM.

Our extensive in-house global Marketing and Client Relations groups, composed of 90 individuals, 47 of which are dedicated to relationship management, sales and client service in Europe, the Middle East, Asia/Pacific and the Americas, appropriately reflects the increasingly global composition of our client base.  This relationship management, sales and client service team is augmented by 12 product specialists and associates, and 31 dedicated support staff across the areas of due diligence services, product management and marketing programming.
Employees
We strive to maintain a work environment that fosters integrity, professionalism, excellence, candor and collegiality among our employees. We consider our labor relations to be good. As of December 31, 2018, we had 978 employees, categorized as follows:

	All Employees	Employee Owners (1)	Employees Located Outside the U.S.
Investment professionals	317	196	100
Other professionals	508	100	85
Support staff	153	—	42
Total	978	296	227

(1)	Represents employees that have received grants of Class A or OCGH units under our equity incentive plans.
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

The diagram below depicts our organizational structure as of December 31, 2018.

Senior Executives
Oaktree Capital Group Holdings GP, LLC
• No economic interest
• Full voting Interest
Senior Executives, Senior Employees and Other Investors
Oaktree Capital Group Holdings L.P. (1)
• 100% economic interest
• No voting interest
• Manager
• Right to designate all members of board of directors for so long as the Oaktree control condition is satisfied
Class A Unitholders
• 71,648,623 Class A units (45.6% economic interest)(2)
• 7.7% voting interest
Preferred Unitholders
• 7,200,000 Series A preferred units
• 9,400,000 Series B preferred units
• 13,000 Class A units (0.01% economic interest)(2)
• 85,471,937 Class B units (no economic interest)
• 92.3% combined voting interest
Oaktree Capital Group, LLC
• Issuer of the preferred units
• Holds, directly or indirectly, the preferred mirror units issued by Oaktree Capital I, L.P.
54.4% economic interest in Oaktree Operating Group (3)
45.6% economic interest in Oaktree Operating Group
Oaktree Holdings, LLC
Oaktree Holdings, Inc.
Oaktree Holdings, Ltd.
Oaktree AIF Holdings, Inc. (4)
Intermediate Holding Companies
Oaktree Capital I, L.P. (5)
Oaktree Capital II, L.P.
Oaktree Investment Holdings, L.P.
Oaktree Capital Management, L.P.
Oaktree Capital Management (Cayman), L.P.
Oaktree AIF Investments, L.P.
Oaktree Operating Group
Oaktree Funds

______________________

(1)
Holds 100% of the Class B units and 0.02% of the Class A units, which together represent 92.3% of the total combined voting power of our outstanding Class A and Class B units. The Class B units have no economic interest in us. The general partner of Oaktree Capital Group Holdings, L.P. is Oaktree Capital Group Holdings GP, LLC, which is controlled by our senior executives. Oaktree Capital Group Holdings GP, LLC also acts as our manager and in that capacity has the authority to designate all the members of our board of directors for so long as the Oaktree control condition is satisfied.

(2)
The percent economic interest represents the applicable number of Class A units as a percentage of the Oaktree Operating Group units. As of December 31, 2018, there were 157,133,560 Oaktree Operating Group units outstanding.

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

Regulatory Matters and Compliance
Our business, as well as the financial services industry in general, is subject to extensive regulation in the United States and elsewhere. Our indirect subsidiaries, Oaktree Capital Management, L.P. and Oaktree Fund Advisers, LLC, are registered as investment advisers with the U.S. Securities and Exchange Commission (“SEC”). Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). These requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting, disclosure, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. In addition, Oaktree Capital Management, L.P. is registered as a commodity pool operator and a commodity trading adviser with the U.S. Commodity Futures Trading Commission (“CFTC”). Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the “Commodity Exchange Act”). These requirements relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct, and general anti-fraud prohibitions. In addition, as a registered commodity pool operator and a commodity trading adviser with the CFTC, we are also required to be a member of the National Futures Association (the “NFA”), a self-regulatory organization for the U.S. derivatives industry. The NFA also promulgates and enforces rules governing the conduct of, and examines the activities of, its member firms.
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
Three of our subsidiaries, Oaktree Capital Management (UK) LLP, Oaktree Capital Management (Europe) LLP and Oaktree Capital Management (International) Limited, are authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) as an investment manager in the United Kingdom. The U.K. Financial Services and Markets Act 2000 (“FSMA”) and rules promulgated thereunder govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, the use and safekeeping of client funds and securities, regulatory capital, recordkeeping, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures. Similarly, we have a number of other non-U.S. subsidiaries that are regulated by the applicable regulators in their respective jurisdictions.
Since the financial crisis in 2008, the SEC and other regulators have increased their regulatory activities in respect of asset management firms. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, imposes significant regulations on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizing the Federal Reserve to regulate nonbank institutions that are deemed systemically important; generally prohibiting insured depository institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. Some of these provisions are still subject to further rulemaking and to the discretion of regulatory bodies. The Dodd-Frank Act also prohibits investments in private equity and hedge funds by certain banking entities and covered nonbank companies. While certain of our subsidiaries are already registered investment advisers and registered broker-dealers and subject to SEC and FINRA examinations, compliance with any additional legal or regulatory requirements, including the need to register other subsidiaries as investment advisers, could make compliance more difficult and expensive and affect the manner in which we conduct business.
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
Non-GAAP Financial and Other Information
Non-GAAP financial and other information for the years ended December 31, 2018, 2017 and 2016 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” included elsewhere in this annual report.
Available Information
Our website address is www.oaktreecapital.com. Information on our website is not a part of this annual report and is not incorporated by reference herein. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Unitholders—Investor Relations” section of our website and then click on “SEC Filings.” In addition these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
Investors and others should note that we use the Unitholders – Investor Relations section of our corporate website to announce material information to investors and the marketplace. While not all of the information that we post on our corporate website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Oaktree to review the information that we share on our corporate website at the Unitholders – Investor Relations section of our website, ir.oaktreecapital.com. Information contained on, or available through, our website is not incorporated by reference into this document.

Fund Data
Information regarding our closed-end, open-end and evergreen funds, together with benchmark data where applicable, is set forth below. For our closed-end and evergreen funds, no benchmarks are presented in the tables as there are no known comparable benchmarks for these funds’ investment philosophy, strategy and implementation.

Closed-end Funds

			As of December 31, 2018
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
Credit	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)(13)	TBD	—	$8,872	19%	13%	$(65)	$—	$1,070	$1,104	$—	$—	$1,157	nm	nm	1.0x
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	85	85	1,026	153	3,944	2,964	—	199	3,317	27.4%	16.8%	1.4
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	626	1,672	4,021	3,395	—	—	5,393	5.2	2.8	1.2
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	945	2,100	1,537	1,447	52	—	1,895	8.9	6.1	1.5
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	614	1,605	119	115	16	2	16	13.6	11.2	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,549	6,561	495	518	274	222	—	12.9	9.0	1.7
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	9,030	18,477	398	464	1,677	78	—	21.8	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,486	4,907	177	—	87	—	362	10.2	7.4	1.5
Legacy funds (8)	Various	Various	12,748	nm	100	10,773	23,500	22	—	1,621	4	—	23.6	18.5	1.8
													21.9%	16.0%
Private/Alternative Credit
Oaktree European Capital Solutions Fund (7)(9)(10)	Dec. 2015	Dec. 2018	€703	88%	73%	€59	€215	€359	€395	€—	€8	€334	14.0%	9.4%	1.1x
Oaktree European Dislocation Fund (10)	Oct. 2013	Oct. 2016	€294	nm	57	€39	€203	€18	€17	€3	€3	€—	19.2	13.5	1.3
Special Account E (10)	Oct. 2013	Apr. 2015	€379	nm	69	€64	€321	€4	€3	€9	€1	€—	14.3	11.0	1.3
													15.1%	10.9%

Oaktree Mezzanine Fund IV (9)	Oct. 2014	Oct. 2019	$852	84%	79%	$116	$256	$537	$530	$—	$10	$523	10.9%	8.2%	1.2x
Oaktree Mezzanine Fund III (11)	Dec. 2009	Dec. 2014	1,592	nm	89	469	1,803	89	104	17	31	15	15.3	10.4 / 9.2	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	494	1,691	54	—	—	—	134	10.9	7.4	1.6
OCM Mezzanine Fund (12)	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.0%	8.7%
Emerging Markets Debt
Oaktree Emerging Markets Opportunities Fund II (13)	TBD	—	$178	21%	21%	$(2)	$—	$35	$33	$—	$—	$37	nm	nm	1.0x
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2017	384	nm	78	123	336	86	71	8	14	39	15.9%	10.9%	1.5
Special Account F	Jan. 2014	Sep. 2017	253	nm	96	80	270	51	50	6	9	21	15.5	11.1	1.3
													15.7%	10.8%
Private Equity
Corporate Private Equity
Oaktree European Principal Fund IV (7)(10)(13)	Jul. 2017	Jul. 2022	€1,119	86%	76%	€161	€109	€897	€1,096	€—	€31	€801	nm	nm	1.2x
Oaktree European Principal Fund III (10)	Nov. 2011	Nov. 2016	€3,164	nm	87	€2,522	€2,258	€3,013	€2,551	€—	€490	€1,627	18.4%	12.8%	2.1
OCM European Principal Opportunities Fund II (10)	Dec. 2007	Dec. 2012	€1,759	nm	100	€210	€1,865	€75	€—	€29	€—	€772	6.8	2.3	1.3
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.3%	8.8%

			As of December 31, 2018
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)

Oaktree Power Opportunities Fund V	TBD	—	$1,400	9%	—%	$(4)	$—	$(4)	$129	$—	$—	$—	n/a	n/a	n/a
Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	1,106	93	91	84	1	1,088	1,078	—	—	1,141	8.8%	4.9%	1.1x
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	69	613	970	380	318	26	91	—	22.9	15.3	2.0
Legacy funds (8)	Various	Various	1,470	nm	63	1,688	2,615	(3)	—	123	—	—	35.1	27.4	2.8
													34.4%	26.0%
Special Situations
Oaktree Special Situations Fund II (7)	TBD	—	$1,336	8%	2%	$(5)	$1	$15	$94	$—	$—	$20	n/a	n/a	n/a
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	1,377	100	83	136	170	1,110	1,082	—	25	1,084	19.1%	9.3%	1.2x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$479	$1,760	$1,305	$1,268	$50	$—	$2,178	7.2%	3.2%	1.3x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	181	423	218	237	21	—	279	9.6	6.3	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	2,919	6,166	81	—	554	15	—	12.3	8.9	2.0
Legacy funds (8)	Various	Various	3,701	nm	100	2,718	6,404	15	—	407	2	—	14.4	11.1	1.8
													12.9%	9.2%
Real Assets
Real Estate
Oaktree Real Estate Opportunities Fund VII (13)(14)	Jan. 2016	Jan. 2020	$2,921	83%	47%	$482	$245	$1,618	$2,758	$—	$93	$1,210	nm	nm	1.4x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,432	2,590	1,519	1,257	70	207	1,037	15.0%	10.1%	1.6
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	978	2,093	167	107	154	32	—	17.0	12.6	1.9
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	207	429	42	—	16	4	—	14.7	12.8	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	391	779	62	—	61	13	—	15.7	10.7	2.0
Legacy funds (8)	Various	Various	2,341	nm	99	2,010	4,326	—	—	232	—	—	15.2	11.9	1.9
													15.6%	11.9%

Oaktree Real Estate Debt Fund II (9)(13)	Mar. 2017	Mar. 2020	$2,087	52%	33%	$29	$44	$674	$1,067	$—	$4	$662	nm	nm	1.1x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	83	186	687	423	466	10	13	298	19.5%	14.7%	1.3
Oaktree PPIP Fund (15)	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Special Account G (Real Estate Income) (9)(13)	Oct. 2016	Oct. 2020	$615	99%	99%	$100	$81	$628	$574	$—	$19	$588	nm	nm	1.2x

Infrastructure
Oaktree Transportation Infrastructure Fund	Dec. 2018	Dec. 2023	$1,091	19%	19%	$(6)	$—	$203	$831	$—	$—	$—	n/a	n/a	1.0x
Highstar Capital IV (16)	Nov. 2010	Nov. 2016	2,000	nm	100	(10)	961	1,029	1,289	—	—	1,809	4.3%	0.3%	1.1
									27,864	(10)	1,695	(10)
							Other (17)		8,971		10
							Total (18)		$36,835		$1,705

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings outstanding under a fund-level credit facility (if any), where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended December 31, 2018 was $3.6 billion.

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

(9)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of December 31, 2018 management fee-generating AUM included only that portion of committed capital that had been drawn.

(10)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the December 31, 2018 spot rate of $1.14.

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

(13)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through December 31, 2018 was less than 36 months.

(14)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(15)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of December 31, 2018, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(17)	This includes our closed-end Senior Loan funds, CLOs, a non-Oaktree fund and certain separate accounts and co-investments.

(18)
The total excludes one closed-end fund with management fee-generating AUM of $100 million as of December 31, 2018, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Dec. 31, 2018	Year Ended December 31, 2018			Since Inception through December 31, 2018
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)
Credit
High Yield Bonds
U.S. High Yield Bonds	1986	$13,818	(3.2)%	(3.7)%	(2.3)%	8.9%	8.3%	8.0%	0.76	0.54
Global High Yield Bonds	2010	3,154	(2.8)	(3.3)	(2.0)	6.1	5.6	5.9	0.96	0.95
European High Yield Bonds	1999	421	0.1	(0.4)	(2.1)	7.7	7.1	6.0	0.69	0.43

Convertibles
U.S. Convertibles	1987	1,658	(1.3)	(1.8)	0.2	9.0	8.5	8.0	0.47	0.37
Non-U.S. Convertibles	1994	1,000	(4.8)	(5.3)	(3.2)	7.8	7.3	5.2	0.73	0.37
High Income Convertibles	1989	995	2.1	1.5	(2.1)	11.0	10.1	7.8	1.05	0.58

Senior Loans
U.S. Senior Loans	2008	630	1.4	0.9	1.1	5.6	5.1	4.8	1.03	0.61
European Senior Loans	2009	1,143	0.6	0.1	0.5	7.0	6.5	7.6	1.59	1.59

Multi-Strategy Credit
Multi-Strategy Credit (2)	Various	2,515	nm	nm	nm	nm	nm	nm	nm	nm

Listed Equities
Emerging Markets Equities
Emerging Markets Equities	2011	4,169	(11.0)	(11.7)	(14.6)	1.2	0.4	0.1	0.04	(0.02)
Total		$29,503

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)	Includes Global Credit Fund and individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).

Evergreen Funds

		As of December 31, 2018				Year Ended December 31,		Since Inception through December 31, 2018
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception					Rates of Return (1)		Annualized Rates of Return (1)
						Gross	Net	Gross	Net
		(in millions)
Credit
Private/Alternative Credit
Strategic Credit (2).	2012	$5,312	$4,912	$—	(3)	3.5%	2.4%	8.4%	6.2%

Distressed Debt
Value Opportunities	2007	1,000	930	—	(3)	10.5	7.1	9.7	5.9

Emerging Markets Debt
Emerging Markets Debt (4)	2015	1,045	586	—	(3)	1.4	0.2	12.7	9.7

Listed Equities
Value/Other Equities
Value Equities (5)	2012	453	433	—		(7.9)	(9.2)	17.0	11.8
			6,861	—
Other (6)			794	12
Restructured funds			—	5
Total (2)			$7,655	$17

(1)	Returns represent time-weighted rates of return.

(2)
Includes our publicly-traded BDCs and one closed-end fund with $85 million and $100 million of AUM and management fee-generating AUM, respectively. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude our publicly-traded BDCs.

(3)
For the year ended December 31, 2018, gross incentive income recognized by Oaktree totaled $0.6 million for Strategic Credit, $15.4 million for Value Opportunities and $5.4 million for Emerging Markets Debt.

(4)
Includes the Emerging Markets Debt Total Return and Emerging Markets Opportunities strategies. The rates of return reflect the performance of a composite of accounts for the Emerging Markets Debt Total Return strategy, including a single account with a December 2014 inception date.

(5)	Includes performance of a proprietary fund with an initial capital commitment of $25 million since its inception in May 2012.

(6)	Includes certain Real Estate and Multi-Strategy Credit accounts.

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

•
from time to time, we have returned capital from certain of our closed-end funds prior to the end of such funds’ respective investment periods or declined to call all of the capital committed to certain of our closed-end funds during those funds’ respective investment periods;

•	we intentionally sized certain of our closed-ended funds to be smaller than their predecessors even though we could have raised additional capital; and

•	since our founding we have turned away substantial amounts of capital offered to us for management.
Additionally, we have voluntarily reduced management fee rates or changed the terms of how we assess management fees for certain of our funds or strategies when we deemed it appropriate, even when doing so reduced our short-term revenue. We may continue to do so in the future. In addition, we have voluntarily decided to assess management fees for certain of our closed-end funds temporarily based on contributed capital or fund NAV, rather than committed capital, and we may continue to do so in the future. We have made these changes not because they were necessary to raise the capital we wanted, but because we deemed it important to demonstrate to our clients that we were not financially incentivized to raise more capital than appropriate for the opportunity set or to deploy capital for the sake of triggering management fees based on a fund’s total committed capital, as well as to avoid a disproportionate impact on the funds’ net returns. Additionally, we may from time to time afford certain investors in our funds or separate account clients more favorable economic terms than other investors in the same fund or separate account clients within the same or similar investment strategy, including with respect to management fees and performance-based fees. The availability of such terms is generally based on the aggregate size of commitments of such investor or client to one or more funds or accounts managed by us.
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
Our business and the businesses in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, the availability and cost of credit, inflation rates, economic uncertainty, political uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, volatility in financial markets, and national and international political circumstances (including wars, terrorist acts and security operations). The detrimental impact to the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 serves as an example of how global market conditions can cause uncertainty and instability for investment management businesses. Concerns over increasing interest rates, particularly short-term rates, growing debt loads for certain countries, uncertainty in international trade relations, uncertainty in the global regulatory environment, and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, all highlight the fact that economic conditions remain unpredictable. Such unpredictability could create volatility in the debt financing market and could negatively impact our business. Fluctuations in the foreign exchange value of the U.S. dollar could also result in financial market dislocations that could negatively impact deal finance conditions. These and other uncertain conditions in the global financial markets and economy have resulted in, and may continue to result in, adverse consequences for many of our funds, including restricting such funds’ investment activities and impeding such funds’ ability to effectively achieve their investment objectives.
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
We have experienced departures of key investment professionals in the past and will do so in the future. Any of those departures could have a negative impact on our ability to achieve our investment objectives. Indeed, the departure for any reason of any of our most senior professionals, such as Howard Marks or Bruce Karsh, or a significant number of our other investment professionals, could have a material adverse effect on our ability to achieve our investment objectives, cause certain of our investors to withdraw capital they invest with us or elect not to commit additional capital to our funds or otherwise have a material adverse effect on our business and our prospects. The departure of some or all of those individuals could also trigger certain “key person” provisions in the documentation governing certain of our closed-end funds, which would permit the limited partners of those funds to suspend or terminate the funds’ investment periods or withdraw their capital prior to expiration of the applicable lock-up date. Our key person provisions vary by both strategy and fund and, with respect to each strategy and fund, are typically tied to multiple individuals, meaning that it would require the departure of more than one individual to trigger the key person provisions. If key person provisions were triggered for all of our closed-end funds with such provisions, and the investment periods for the closed-end funds were terminated, such terminations would, as of December 31, 2018, result in a $18.6 billion decrease in AUM.
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

•	increases in non-cash compensation charges relating to the vesting of OCGH and Class A units; and

•	changes in corporate income tax law, which affects the income of certain of our Intermediate Holding Companies that are taxed as corporations for U.S. federal income tax purposes.
Our funds depend on investment cycles, and any change in such cycles could have an adverse effect on our investment prospects.
Cyclicality is important to our business. Weak economic environments have tended to afford us our best investment opportunities and our best relative investment performance. For example, the relative performance of our High Yield Bond strategy has typically been strongest in difficult times when default rates are highest, and our Distressed Debt and Private Equity funds have historically found their best investment opportunities during downturns in the economy when credit is not as readily available. Conversely, we tend to realize value from our investments in times of economic expansion, when opportunities to sell investments may be greater. Thus, we depend on the cyclicality of the market in order to sustain our business and generate superior risk-adjusted returns over extended periods. Any prolonged economic expansion or recession could have an adverse impact on certain of our funds and materially affect our ability to deliver superior investment returns for our clients or generate incentive or other income.
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
Examples of potential inter-fund conflicts include: (i) the allocation of investment opportunities in situations where the investment focus of one or more of our funds overlaps (including certain instances in which funds registered under the Investment Company Act may be precluded from participating in certain opportunities as a result of regulatory restrictions applicable to companies with multiple types of funds with overlapping investment focuses); (ii) opportunities to co-invest directly alongside a fund that are offered to certain fund investors rather than to other Oaktree funds or other fund investors; (iii) investments by different funds at different levels of the capital structure of the same issuer; (iv) receipt of material, non-public information regarding an issuer by one strategy where another strategy does not wish to be restricted in trading the securities of that issuer; and (v) investments by a fund into a portfolio company held or controlled by another fund. Over time we have developed general guidelines or a course of conduct to manage these potential inter-fund governance matters, including, establishing an inter-fund governance work group and standing committee composed of senior officers from our non-investment groups, including our legal and compliance departments. We seek to resolve such governance issues in good faith and with a view to the best interests of all of our clients, but there can be no assurance that we will make the correct judgment or that our judgment will not be questioned or challenged.
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

•	some of our funds may not perform as well as competitors’ funds or other available investment products;

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

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do;

•	some investors may prefer to invest with an investment manager whose equity securities are not traded on a national securities exchange;

•	some investors may prefer to pursue investments directly instead of investing through one of our funds; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
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
When any of our funds perform poorly, either by incurring losses or underperforming benchmarks or our competitors, our investment record suffers. Poor investment performance by our funds also adversely affects our incentive income and, all else being equal, may lead to a decline in our AUM, resulting in a reduction of our management fees for certain funds. Moreover, in such circumstances, we may experience losses on our investments of our own capital. If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from our own principal investment in the fund. Poor performance of our funds could also make it more difficult for us to raise new capital. Investors in our closed-end funds may decline to invest in future closed-end funds we raise, and investors in our open-end and evergreen funds may withdraw their investments in the funds (on specified withdrawal dates) as a result of poor performance. Our investors and potential investors continually assess our funds’ performance, both on a standalone basis and relative to market benchmarks, our competitors, and other investment products, and our ability to raise capital for existing and future funds and avoid excessive redemption levels depends on our funds’ performance.

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
In recent years, the scope and relative share of our non-U.S. operations have grown significantly. As of December 31, 2018, we, our affiliates and affiliates of our funds had offices in 14 cities outside the United States, housing over one-fifth of our personnel. This rapid growth has placed and may continue to place significant demands on our business infrastructure. Pursuing investment opportunities outside the United States presents challenges not faced by U.S. investments, such as different legal, tax and regulatory regimes and currency fluctuations, which require additional resources to address. In addition, in conducting business in these jurisdictions, we are often faced with the challenge of ensuring that our activities are consistent with U.S. or other laws with extraterritorial application, such as the USA PATRIOT Act, the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable sanctions laws. Moreover, actively pursuing international investment opportunities may require that we increase the size or number of our international offices. Pursuing international clients means that we must comply with foreign laws governing the sale of interests in our funds, different investor reporting and information processes and other requirements. As a result of these and other challenges, we are required to continuously develop our systems and infrastructure in response to the increasing complexity and sophistication of the investment management market and legal, accounting and regulatory situations. Moreover, this growth has required, and will continue to require, us to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that we will be able to manage our expanding international operations effectively or that we will be able to continue to grow this part of our business, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.
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
We actively consider the opportunistic expansion of our business, both geographically and into new investment strategies. For example, in recent years we have focused on expanding into products for real estate, senior loans, listed equities, corporate debt, collateralized loan obligations, infrastructure investments, and direct lending. Additionally, we have focused on broadening our distribution channels, including joint ventures and other strategic partnerships, subadvisory and retail and high net worth offerings. For example, in 2017 we completed a transaction in which we became the new investment adviser to two BDCs: Oaktree Specialty Lending Corporation (NASDAQ: OCSC) and Oaktree Strategic Income Corporation (NASDAQ: OCSI). These and other expansion efforts may result in adding personnel and growing investment teams. We may not be successful in any such attempted expansion. Attempts to expand our business involve a number of special risks, including some or all of the following:

•	required investment of capital and other resources;

•	the possibility that we have insufficient expertize to engage in such activities profitably or without incurring inappropriate amounts of risk;

•	the diversion of management’s attention from our existing business;

•	the disruption of our existing business;

•	potential conflicts of interest with existing products;

•	entry into markets or lines of business in which we may have limited or no experience;

•	exposure to new market risks;

•	assumption of liabilities in acquired businesses;

•	integration of acquired businesses, including employees of an acquired business;

•	increased fees and expenses related to outside accounts, tax professionals, legal advisers, consultants and other service providers;

•	increased costs and demands on our operational systems;

•	potential increase in investor concentration; and

•	increased risks associated with U.S. or foreign regulatory requirements or conducting operations in foreign jurisdictions.
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
The SEC oversees the activities of certain of our subsidiaries that are registered investment advisers under the Advisers Act (including Oaktree Capital Management, L.P. and Oaktree Fund Advisors, LLC), the activities of certain mutual funds registered under the Investment Company Act that are sub-advised by us and the activities of our BDCs. In particular, the SEC and its staff have focused on issues relevant to alternative asset management firms in recent years, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against such firms, their principals and their employees. Recently, the SEC has announced that the 2019 examination priorities for the Office of Compliance Inspections and Examinations (“OCIE”) include such items as cybersecurity compliance and potential conflicts of interest, among others. Additionally, the CFTC and the NFA oversee the activities of Oaktree Capital Management, L.P. as a registered commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) under the Commodity Exchange Act. The SEC and FINRA oversee the activities of our subsidiary OCM Investments, LLC as a registered broker-dealer. In addition, we regularly rely on exemptions from various requirements of the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.
We have and may become subject to additional regulatory and compliance burdens as we expand our product offerings and investment platform. In 2017 we became the new investment adviser to the BDCs, which are subject to the rules and regulations under the Investment Company Act. In addition, we are required to file periodic and annual reports with the SEC and may also be required to comply with the applicable provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Furthermore, advisers to business development companies have a fiduciary duty under the Investment Company Act not to charge excessive compensation, and the Investment Company Act grants shareholders of mutual funds and business development companies a direct private right of action against investment advisers to seek redress for alleged violations of this fiduciary duty.
Additionally, in 2015 an indirect subsidiary of ours registered as an alternative investment fund manager (“AIFM”) in Luxembourg pursuant to the European Union Alternative Investment Fund Managers Directive (the “Directive”). Such registration carries additional legal and compliance costs, as well as additional operating requirements that may also increase costs (for instance, the requirement that funds offered pursuant to the Directive retain an independent depository regulated by the EU). These requirements involve increased compliance costs and create the potential for additional liabilities and penalties if we fail to comply with the applicable rules and regulations.
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

Some of our funds invest in businesses that operate in highly-regulated industries, including businesses that are regulated by the U.S. Federal Communications Commission, the U.S. Federal Energy Regulatory Commission, U.S. federal and state banking authorities and U.S. state gaming authorities, as well as equivalent foreign regulatory bodies. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements or, absent any applicable exemption, require us or our subsidiaries to comply with registration, reporting or other requirements. Moreover, our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest themselves of certain assets.
We and our affiliates from time to time are required to report specified dealings or transactions involving Iran or other sanctioned individuals or entities.
The Iran Threat Reduction and Syrian Human Rights Act of 2012 (the “ITRA”) expanded the scope of U.S. sanctions against Iran. Section 219 of ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports specified dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) sanctions. In May 2018, the United States withdrew from the Joint Comprehensive Plan of Action (the “JCPOA”) with Iran and several other countries, which has resulted in U.S. sanctions law with Iran largely reverting to its status prior to the adoption of the JCPOA. Notably, the withdrawal from the JCPOA has resulted in the termination of General License H by OFAC, which had allowed for foreign subsidiaries of U.S. companies to engage in dealings or transactions that were otherwise prohibited for their U.S. parent. Those dealings and transactions are once again disallowed. The withdrawal from the JCPOA did not amend the SEC reporting requirements, however. In some cases, the ITRA requires companies to disclose transactions even if they were permissible under U.S. law. Should we be required to file such a disclosure, the SEC will post notice of the filing on its website and make a report to the U.S. President and certain U.S. Congressional committees. The U.S. President must then undertake an investigation to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, could harm our reputation and have a negative impact on our business.  Additionally, any imposition of sanctions on us or our affiliates could harm our reputation and have a negative impact on our business, financial condition and results of operations.
Regulatory changes in the United States, regulatory compliance failures and the effects of negative publicity surrounding the financial industry in general could adversely affect our reputation, business and operations.
The business in which we operate both in and outside the United States may be subject to new or additional regulations from time to time. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, in recent years, senior officials at the SEC have shown a willingness to pursue violations that could be viewed as minor on the theory that publicly pursuing minor violations could reduce the prevalence of more significant violations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, has imposed significant changes on nearly every aspect of the U.S. financial services industry, including oversight and regulation of systemic market risk (including granting the authority to the Federal Deposit Insurance Corporation to act as a receiver to carry out the liquidation and wind-up of certain institutions); authorization of the Federal Reserve to regulate nonbank financial companies that are deemed systemically important; generally prohibiting insured depository institutions (subject to certain exceptions), insured depository institution holding companies and their subsidiaries and affiliates from conducting proprietary trading and investing in or sponsoring certain private equity funds and hedge funds; and imposing new registration, recordkeeping and reporting requirements on private fund investment advisers. While we already have two subsidiaries registered as investment advisers subject to SEC examinations, one of which is also registered as a CPO and CTA subject to CFTC regulation and another registered as a broker-dealer subject to FINRA examinations, the imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
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
On December 10, 2013, the Federal Reserve and other federal regulatory agencies issued final rules implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits any “banking entity” (generally defined as any insured depository institution subject to certain exceptions including for depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets and significant trading assets and liabilities, any company that controls such an institution, a non-U.S. bank that is treated as a bank holding company for purposes of U.S. banking law, and any affiliate or subsidiary of the foregoing entities) from sponsoring or acquiring or retaining an ownership interest in certain private equity funds or hedge funds and from engaging in certain other proprietary activities, subject to various exemptions and exceptions. The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. For example, on May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. Among other financial regulatory changes, the Reform Act amends various sections of the Dodd-Frank Act, including by modifying the Volcker Rule to exempt insured depository institutions that do not have, and are not controlled by a company that has, (i) more than $10 billion in total consolidated assets and (ii) total trading assets and trading liabilities that are more than 5 percent of total consolidated assets. The Federal Reserve and other federal regulatory agencies also have proposed two separate amendments to the Volcker Rule’s implementing regulations. The ultimate consequences on our business of the Reform Act and the proposed amendments to the Volcker Rule regulations remain uncertain.
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
In addition, the CFTC repealed CFTC Regulation 4.13(a)(4), an exemption from registration as a CPO, on which we previously relied in operating our funds. As a result, one of our subsidiaries, Oaktree Capital Management, L.P., has registered with the CFTC as a CPO and CTA with respect to the management of our funds. In connection with such registrations, we also rely on the CFTC’s Regulation 4.7 exemption for certain of our funds, which provides a CPO and a CTA relief from certain of the Commodity Exchange Act’s disclosure, reporting and recordkeeping requirements applicable to CPOs and CTAs, subject to certain conditions. The operators of funds relying upon the exemption provided by CFTC Regulation 4.7, unlike a fully-registered CPO, will not be required to file any offering memorandum with the CFTC, and the CFTC will not pass upon the merits of participating in a pool or upon the adequacy or accuracy of an offering memorandum. Nonetheless, CPOs and CTAs that qualify for relief under Regulation 4.7 remain subject to certain disclosure, reporting and recordkeeping requirements that could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens.
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

Our publicly-traded BDCs rely on a no-action letter that provide relief similar to that provided by CFTC Regulation 4.5, which provides a CPO and a CTA relief from the obligation to provide prospective investors with a CFTC compliant disclosure document, periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs.
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
In addition, pursuant to the Dodd-Frank Act, the SEC and other federal regulatory agencies have issued final rules requiring managers of CLOs to retain at least 5% of the credit risk in each CLO they manage (the “U.S. Risk Retention Rules”). Therefore, the U.S. Risk Retention Rules require managers of CLOs to contribute a minimum level of capital to to their CLOs. On February 9, 2018, the U.S. Court of Appeals for the District of Columbia issued a decision which curtailed the application of certain aspects of the U.S. Risk Retention Rules with respect to certain CLO managers (including Oaktree).  However, any change to the U.S. Risk Retention Rules could result in Oaktree once again becoming subject to the U.S. Risk Retention Rules, which could result in reduced CLO origination activity by us, increased investment by us in our CLOs, or could adversely affect the markets for CLOs more generally, which could adversely affect the performance and prospects for our CLO activity.
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
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act. Any changes in the regulatory framework applicable to our business or the businesses of the portfolio companies of our funds may impose additional costs, require the attention of our senior management or result in limitations on the manner in which business is conducted, or may ultimately have an adverse impact on the competitiveness of certain nonbank financial service providers vis-à-vis traditional banking organizations.
Regulatory changes in jurisdictions outside the United States could adversely affect our business.
Certain of our subsidiaries operate outside the United States. In the United Kingdom, Oaktree Capital Management (UK) LLP, Oaktree Capital Management (Europe) LLP and Oaktree Capital Management (International) Limited are each subject to regulation by the Financial Conduct Authority. In Hong Kong, Oaktree Capital (Hong Kong) Limited is subject to regulation by the Hong Kong Securities and Futures Commission. In Singapore, Oaktree Capital Management Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore. In Japan, Oaktree Japan, GK is subject to regulation by the Kanto Local Finance Bureau. In Luxembourg, Oaktree Capital Management (Lux) S.à r.l. is subject to regulation by the Commission de Surveillance du Secteur Financier. Our other European and Asian operations and our investment activities worldwide are subject to a variety of regulatory regimes that vary by country. In addition, we regularly rely on exemptions from various requirements of the regulations of certain foreign countries in conducting our asset management and fundraising activities.
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
Risk Retention and Due Diligence Requirements
Similar to the U.S. Risk Retention Rules, the EU has adopted rules that prevent certain EU-regulated investors from investing in EU CLOs that we originate unless, among other things, we retain at least a 5% ownership stake in the CLO and meet certain heightened due diligence requirements (the “EU Risk Retention and Due Diligence Requirements”). The EU Risk Retention and Due Diligence Requirements apply to securitizations the securities of which are issued on or after January 1, 2019. These new regulations could result in reduced EU CLO activity by us and have a negative impact on the price and liquidity of EU CLOs and could adversely affect our EU CLO activity. Failure to comply with one or more of the requirements may result in various penalties including the imposition of a punitive capital charge on the notes issued by our EU CLOs.
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
OECD
Changes in tax laws by foreign jurisdictions could arise as a result of BEPS projects being undertaken by the OECD (each as defined below). These contemplated changes, if finalized and adopted by countries, could increase uncertainty faced by us, our business and our investors or increase the cost of acquiring businesses. The timing or impact of these proposals is unclear at this point. There are also continual changes to tax laws, regulations and interpretations regularly which could impact our structures or the returns to investors.
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
GDPR
With effect from May 25, 2018, the European General Data Protection Regulation (“GDPR”) amended data protection rules for individuals that are residents of the EU. Its primary purpose is to give individuals that are residents of the EU control of their personal data and to simplify the regulatory environment for international businesses by unifying data protection regulation within the EU. GDPR imposes more stringent rules and greater penalties for non-compliance, which both could have an adverse effect on our business. For example, a failure to comply with the GDPR could result in fines of up to EUR 20 million or 4% of annual global revenues, whichever is higher.
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
In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. The SEC has also initiated a similar investigation into contracts awarded by sovereign wealth funds. Rule 206(4)-5 under the Advisers Act addresses “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential U.S. state and local government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in a position to influence the hiring of an investment adviser by such government entity. The rule does not require any showing that a donation was made with intent to exert influence. Any donation that exceeds the limits set forth in Rule 206(4)-5 may lead to an investment adviser being required to forgo compensation from applicable government entities for two years; to the extent such fees have already been paid, the investment adviser may be required to forfeit the already-received compensation. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Additionally, California law requires placement agents (including in certain cases employees of investment managers) who solicit funds from California state retirement systems, such as the California Public Employees’ Retirement System and the California State Teachers’ Retirement System, to register as lobbyists, thereby becoming subject to increased reporting requirements and prohibited from receiving contingent compensation for soliciting investments from California state retirement systems. New York has adopted similar rules. Such investigations may require the attention of our senior management and may result in fines if any of our funds are deemed to have violated any laws or regulations, thereby imposing additional expenses on us. For instance, in July 2018, the Company reached a settlement with the SEC related to three campaign contributions by Company employees pursuant to which the Company paid a civil penalty to the SEC and was ordered not to commit or cause any future violations of the “pay to play” rules. Any failure by us or by our senior executives or personnel involved in soliciting investment from government entities to comply with these rules could cause us to lose compensation for our advisory services or expose us to significant penalties and reputational damage.
Failure to maintain the security of our information and technology networks, including personally identifiable and client information, intellectual property and proprietary business information could have a material adverse effect on us.
Security breaches and other disruptions of our information and technology networks could compromise our information and intellectual property and expose us to liability, reputational harm and significant regulatory investigation and remediation costs, which could cause material harm to our business and financial results. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our clients, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide adequate protection. Despite our security measures, our information technology and infrastructure may be vulnerable to different types of attacks by third parties or breached due to employee error, malfeasance or other disruptions. Certain of our funds invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach. In addition, we and our employees have been and may continue to be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information.
There has been an increase in the frequency and sophistication of the data security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an investment management firm, we hold confidential and other price-sensitive information about the portfolio companies of our funds and their potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, cyber-terrorists or other bad actors. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. We are not currently aware of any cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Because cyberattacks can originate from a wide variety of sources and the techniques used change frequently and are not recognized until launched, we may not learn about an attack until well after the attack occurs, and the full scope of a cyberattack may not be realized until an investigation has been performed. The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, data security has become a top priority for regulators around the world. For example, the SEC announced in 2019 that one of the examination priorities for the OCIE is investment firms’ data security procedures and controls, including testing the implementation of those controls.
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
Additionally, the GDPR became applicable in all European Union member states on May 25, 2018. This regulation added a broad array of requirements for handling personal data of individuals that are residents of the EU and the processing and transfer of that data from the EU and could impose a fine of up to 4% of global annual revenue for violations.
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
Any such interruption or deterioration in our operations could result in substantial recovery and remediation costs and liability to our clients, business partners and other third parties. While we have implemented disaster recovery plans, business continuity plans and backup systems to lessen the risk of any material adverse impact, our disaster recovery planning may not be sufficient to mitigate the harm and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any of our data, our critical business or information technology systems could severely affect our ability to conduct our business operations, and as a result, our future operating results could be materially adversely affected.
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

•	the counterparty owing money in a hedging transaction may default on its obligation to pay;

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
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, financial fraud or other deceptive practices at such portfolio companies, or failures by personnel at such portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. Such misconduct might undermine our due diligence efforts with respect to such companies and could negatively affect the valuation of our funds’ investments. In addition, we may face increased risk of such misconduct to the extent our funds’ investment in markets outside the United States, particularly emerging markets, increases.
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
Certain of our fund agreements and most of our separate account agreements contain provisions that allow investors to withdraw their capital.
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
The markets for debt financing are subject to retrenchment, resulting in more restrictive covenants or other more onerous terms (including posting additional collateral) in order to provide financing, and in some cases lenders may refuse to provide any financing that would have been readily obtained under different credit conditions. In addition, higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investment or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time.  In 2018, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point in each of March, June, September and December. The U.S. Federal Reserve has indicated that it may raise interest rates further in 2019, and any such increase may materially and negatively affect us.
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
Risks Relating to Our Common and Preferred Units
The market price of our Class A units may decline due to the large number of units eligible for future sale and issuable pursuant to our 2011 Equity Incentive Plan.
The market price of our Class A units could decline as a result of sales of a large number of our Class A units in the market or the perception that these sales could occur. As of February 20, 2019, there were 71,482,276 Class A units outstanding, which may be resold immediately in the public market upon the release of any applicable lock-up periods, and, in the case of Class A units held by our affiliates, as that term is defined in Rule 144 under the Securities Act, subject to the applicable volume limitations of Rule 144 unless we register the resale of such units. In addition, certain of our directors and executive officers (which includes our senior executives), other employees and certain other investors hold Oaktree Operating Group units through OCGH and, subject to certain restrictions, including the approval of our board of directors, have the right to exchange (or may be required to exchange) their OCGH units for, at the option of our board of directors, newly issued Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in accordance with the terms of the exchange agreement. Please see “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement.” The market price of our Class A units could decline as a result of an exchange, or the perception that an exchange may occur, of a large number of OCGH units for our Class A units. As of February 20, 2019, there were 83,898,200 vested OCGH units outstanding. Such sales or exchanges could also cause the price of our Class A units to fall and make it more difficult for our Class A unitholders to sell their units.

We may issue our Class A units from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Class A units that we issue may in turn be significant. We may also grant registration rights covering Class A units issued in connection with any such acquisitions and investments. In addition, as of February 20, 2019, we may issue 10,947,534 Class A units, OCGH units or any other class or series of units or other ownership interests in us, OCGH or any of our affiliates (“2011 Plan Units”) from time to time under our 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”) as well as 2011 Plan Units that become available under our 2011 Plan pursuant to provisions in the 2011 Plan that automatically increase 2011 Plan Units available for future issuance. The units granted under the 2011 Plan may be subject to vesting and forfeiture provisions. Any vesting terms are set by our board of directors or a committee appointed by our board of directors in their respective discretion. Additional issuances of 2011 Plan Units may dilute the holdings of our existing unitholders, reduce the market price of our Class A units or both.
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
We intend to distribute substantially all of the excess of our share of distributable earnings, net of income taxes, as determined by our board of directors after taking into account factors it deems relevant, such as, but not limited to: working capital levels; known or anticipated cash needs; business and investment opportunities; general economic and business conditions; our obligations under our debt instruments or other agreements; our compliance with applicable laws; the level and character of taxable income that flows through to our Class A unitholders; the availability and terms of outside financing; the possible repurchase of our Class A or preferred units in open market transactions, in privately negotiated transactions or otherwise; the possible repurchase of OCGH units; potential redemptions of our preferred units in accordance with their contractual terms; providing for future distributions to our Class A, preferred and OCGH unitholders; and growing our capital base.
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
Distributions to our unitholders are funded by our share of the Oaktree Operating Group’s distributions. To measure our earnings for purposes of, among other things, assisting in the determination of distributions from the Oaktree Operating Group entities to us, we utilize distributable earnings, a non-GAAP performance measure derived from our non-GAAP results, which excludes the effects of the consolidated funds.
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
Distributions on the preferred units are discretionary and non-cumulative.
Distributions on each of the Series A preferred units and Series B preferred units are discretionary and non-cumulative. Holders of each series of our preferred shares will only receive distributions when, as and if declared by our board of directors. Consequently, if the board of directors does not authorize and declare a distribution for a distribution period, holders of each of our preferred units would not be entitled to receive any distribution for such distribution period, and such unpaid distribution will not be payable in such distribution period or in later distribution periods. We will have no obligation to pay distributions for a distribution period if our board of directors does not declare such distribution before the scheduled record date for such period, whether or not distributions are declared or paid for any subsequent distribution period with respect to our outstanding preferred units or any other preferred shares we may issue in the future. This may result in holders of our preferred units not receiving the full amount of distributions that they expect to receive, or any distributions, and may make it more difficult to resell our preferred units, or to do so at a price that the holder finds attractive. Our board of directors may, in its sole discretion, determine to suspend distributions on our outstanding preferred units, which may have a material adverse effect on the market price of those shares. There can be no assurances that our operations will generate sufficient cash flows to enable us to pay distributions on our preferred units. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control.

The market price of our preferred units could be adversely affected by various factors.
The market price for the preferred units may fluctuate based on a number of factors, including:

•	the trading price of our Class A units;

•	variations in our quarterly operating results or distributions, which may be substantial;

•	the incurrence of additional indebtedness or additional issuances of other series or classes of preferred units;

•	whether we declare or fail to declare distributions on the preferred units from time to time and our ability to make distributions under the terms of our indebtedness;

•	the credit ratings of the preferred units;

•	a lack of liquidity in the trading of our preferred units;

•	the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; and

•	general market, political and economic conditions.
Our performance, market conditions and prevailing interest rates have fluctuated in the past and can be expected to fluctuate in the future. Fluctuations in these factors could have an adverse effect on the price and liquidity of the preferred units. In general, as market interest rates rise, securities with fixed interest rates or fixed distribution rates, such as the preferred units, decline in value. Consequently, if you purchase the preferred units and market interest rates increase, the market price of the preferred units may decline. We cannot predict the future level of market interest rates.
Our ability to pay quarterly distributions on the preferred units will be subject to, among other things, general business conditions, our financial results, restrictions under the terms of our existing and future indebtedness or senior units, and our liquidity needs. Any reduction or discontinuation of quarterly distributions could cause the market price of the preferred units to decline significantly. Accordingly, the preferred units may trade at a discount to their purchase price.
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
Our Class A and preferred unitholders do not elect our manager and have limited ability to influence decisions regarding our business, and our senior executives are able to determine the outcome of any matters submitted to a vote of unitholders.
Our operations and activities are managed by our board of directors. So long as the Oaktree control condition is satisfied, our manager, Oaktree Capital Group Holdings GP, LLC, which is owned by our senior executives, is entitled to designate all the members of our board of directors and to remove or replace any director (or our entire board of directors) at any time. Accordingly, our senior executives control our management and affairs. Neither our Class A nor our preferred unitholders elect our manager.
While our Class A units and Class B units generally vote together as a single class on the limited matters submitted to a vote of unitholders, including certain amendments of our operating agreement, our operating agreement does not obligate us to hold annual meetings. Accordingly, our Class A unitholders have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. In addition, through their control of our Class B units held by OCGH, our senior executives, with a 92.3% voting interest as of February 20, 2019, are able to determine the outcome of any matter that our board of directors does submit to a vote.
Our senior executives’ control of our manager and of the combined voting power of our units and certain provisions of our operating agreement could delay or prevent a change of control.
As of February 20, 2019, our senior executives control 92.3% of the combined voting power of our units through their control of OCGH. In addition, our senior executives have the ability to determine the composition of our board of directors through their control of our manager. Our senior executives are able to appoint and remove our directors and change the size of our board of directors, are able to determine the outcome of all matters requiring unitholder approval, are able to cause or prevent a change of control of our company and can preclude any unsolicited acquisition of our company. In addition, provisions in our operating agreement make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our unitholders. For example, our operating agreement provides that only our board of directors may call meetings and authorizes the issuance of preferred units in us that could be issued by our board of directors to thwart a takeover attempt. The control of our manager and voting power by our senior executives and these provisions of our operating agreement could delay or prevent a change of control and thereby deprive Class A unitholders of an opportunity to receive a premium for their Class A units as part of a sale of our company and might ultimately affect the market price of our units.
Our senior executives hold a smaller amount of their economic interest in the Oaktree Operating Group through us, which may give rise to conflicts of interest, and it is difficult for a unitholder to successfully challenge a resolution of a conflict of interest by us.
As of February 20, 2019, our senior executives hold approximately 27.6% of the economic interests of the Oaktree Operating Group. Because they hold the vast majority of this economic interest as a group through their ownership in OCGH rather than through their ownership in us, our senior executives may have interests that conflict with those of the holders of our units. For example, our senior executives may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the senior executives’ and employees’ tax considerations even where no similar benefit would accrue to us and our unitholders.
Any resolution or course of action taken by our directors or their affiliates with respect to an existing or potential conflict of interest involving OCGH, our directors or their respective affiliates is permitted and deemed approved by our unitholders and does not constitute a breach of our operating agreement or any duty (including any fiduciary duty) if the course of action is (a) approved by the vote of unitholders representing a majority of the total votes that may be cast by disinterested parties, (b) on terms no less favorable to us, our subsidiaries or our unitholders than those generally being provided to or available from unrelated third parties, (c) fair and reasonable to us, taking into account the totality of the relationships among the parties involved, or (d) approved by a majority of our directors who are not employees of us, our subsidiaries or any of our affiliates controlled by our senior executives, who we refer to as our “outside directors.” If our board of directors determines that any resolution or course of action satisfies either (b) or (c) above, then it will be presumed that such determination was made in good faith and a unitholder seeking to challenge our directors’ determination would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.
As noted above, if our board of directors obtains the approval of a majority of our outside directors for any given action, the resolution will be conclusively deemed not a breach by our board of directors of any duties it may owe to us or our unitholders. This is different from the situation with Delaware corporations, where the approval of outside directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. Potential conflicts of interest may be resolved by our outside directors even if they hold interests in us or our funds or are otherwise affected by the decision or action that they are approving. If an investor chooses to purchase a common or preferred unit, the investor is treated as having consented to the provisions set forth in our operating agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, unitholders, as a practical matter, are not able to successfully challenge an informed decision by our outside directors.
Our operating agreement contains provisions that substantially limit remedies available to our common and preferred unitholders for actions that might otherwise result in liability for our officers, directors, manager or Class B unitholder.
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
Under our operating agreement, each of our board of directors, our manager and us is entitled to take actions or make decisions in its “sole discretion” or “discretion” or that it deems “necessary or appropriate” or “necessary or advisable.” In those circumstances, each of our board of directors, our manager or us is entitled to consider only such interests and factors as it desires, including our own or our directors’ interests, and neither it nor our board of directors has any duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any unitholders, and neither we nor our board of directors is subject to any different standards imposed by our operating agreement, the Act or under any other law, rule or regulation or in equity, except that we must act in good faith at all times. These modifications of fiduciary duties are expressly permitted by Delaware law. These modifications are detrimental to our unitholders because they restrict the remedies available to them for actions that without those limitations might constitute breaches of duty (including fiduciary duty).
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
Our ability to make distributions to our Class A unitholders or holders of any series of preferred units may be limited by our holding company structure, applicable provisions of Delaware law, contractual restrictions and the terms of any senior securities we may issue in the future.
We are a limited liability holding company and have no material assets other than the ownership of our interests in the Oaktree Operating Group held through the Intermediate Holding Companies. We have no independent means of generating revenues. Accordingly, to the extent we decide to make distributions to our Class A unitholders, we will cause the Oaktree Operating Group to make distributions to its common unitholders, including the Intermediate Holding Companies, to fund any distributions we may declare on the Class A units. When the Oaktree Operating Group makes such distributions, all holders of Oaktree Operating Group common units are entitled to receive pro rata distributions based on their ownership interests in the Oaktree Operating Group. Additionally, in connection with the issuance of our preferred units, we caused one member of the Oaktree Operating Group to issue ‘mirror’ preferred units to an Intermediate Holding Company to correspond with each series of our preferred units. While we may use distributions from the entire Oaktree Operating Group to fund distributions to our preferred unitholders, we only enjoy preferential distribution rights with respect to a single member of the Oaktree Operating Group. The terms of the mirror preferred units also state that, subject to certain exceptions, no distributions may be declared or paid with respect to the common units of the member of the Oaktree Operating Group that issued them until distributions have been declared and paid or declared and set aside with respect to each series of mirror preferred units and the series of our preferred units to which they correspond. Accordingly, our ability to receive distributions from that member of the Oaktree Operating Group may be impaired to the extent we have not declared and paid or declared and set aside distributions on each series of mirror preferred units and each series of preferred units.
The declaration and payment of any future distributions is at the sole discretion of our board of directors, and we may at any time modify our approach with respect to the proper metric for determining cash flow available for distribution. Our board of directors will take into account factors it deems relevant, such as, but not limited to: working capital levels; known or anticipated cash needs; business and investment opportunities; general economic and business conditions; our obligations under our debt instruments or other agreements; our compliance with applicable laws; the level and character of taxable income that flows through to our Class A unitholders; the availability and terms of outside financing; the possible repurchase of our Class A units or preferred units in open market transactions, in privately negotiated transactions or otherwise; the possible repurchase of OCGH units; potential redemptions of our preferred units in accordance with their contractual terms; providing for future distributions to our Class A, preferred and OCGH unitholders; and growing our capital base. Under the Act, we may not make a distribution to a member if, after the distribution, all our liabilities, other than liabilities to members on account of their limited liability company interests and liabilities for which the recourse of creditors is limited to specific property of the limited liability company, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any member who received a distribution and knew at the time of the distribution that the distribution was in violation of the Act would be liable to us for three years for the amount of the distribution. In addition, the Oaktree Operating Group’s cash flow may be insufficient to enable it to make required minimum tax distributions to holders of its units, in which case the Oaktree Operating Group may have to borrow funds or sell assets and thus our liquidity and financial condition could be materially adversely affected. Our operating agreement contains provisions authorizing the issuance of preferred units in us by our board of directors at any time without unitholder approval.
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
States and other jurisdictions have also considered legislation to increase taxes with respect to incentive income. For example, New York recently introduced legislation which would tax income from certain investment management services provided by a partner (whether or not a New York resident), which could cause a non-resident of New York who holds Class A units to be subject to New York state income tax on income in respect of our Class A units as a result of certain activities of our affiliates in New York. In addition, states including California and New York have proposed a state tax surcharge on carried interest that applies in certain circumstances in addition to the state income tax. The New York legislation would not take effect until similar legislation is enacted by Connecticut, New Jersey and Massachusetts. Similar proposals are under consideration in other jurisdictions. Whether or when similar legislation will be enacted is unclear.
Finally, several state and local jurisdictions are evaluating ways to subject partnerships to entity level taxation through the imposition of state or local income, franchise or other forms of taxation or to increase the amount of such taxation. For example, although we would not expect it to affect us materially, Connecticut recently enacted an income tax on pass through entities doing business in Connecticut, and states in which we do business may consider similar tax changes. These and other proposals have recently been under heightened consideration in light of the Tax Reform Bill (defined below). If any state were to impose a tax upon us as an entity, our distributions to Class A unitholders would be reduced.
Comprehensive U.S. federal income tax reform tax legislation recently became effective, which could have a material effect on us.
U.S. federal income tax reform legislation known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Reform Bill”), has resulted in fundamental changes to the Code. Changes to U.S. tax laws resulting from the Tax Reform Bill, including a permanent reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a longer three-year holding period requirement for carried interest to be treated as capital gain, and certain modifications to the Section 162(m) of the Code, could have a material effect on our business operations and our funds’ investment activities. These and other changes from the Tax Reform Bill – namely, the limitation on carryback and carryforward of net operating losses and U.S. taxation on earnings from international business operations – could also have a significant effect on the business of our portfolio companies. The exact impact of the Tax Reform Bill is still unclear and difficult to quantify, but these changes could have a material adverse effect on our business, results of operations and financial condition. Prospective investors should consult their own tax advisors regarding changes in tax laws.
Additional proposed changes in the U.S. and foreign taxation of businesses could adversely affect us.
The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government and non-government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including treaty abuse, the deductibility of interest expense, local nexus requirements, and the shifting of profits between affiliated entities in different tax jurisdictions. Some OECD member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. The BEPS project and other reform proposals, if implemented, could result in increased taxes on our operations and investments. In addition, tax laws, regulations and interpretations are subject to continual changes, which could adversely affect our structures or returns to our investors. For instance, various countries have adopted or proposed tax legislation that may adversely affect portfolio companies and investment structures in countries in which our funds have invested and may limit the benefits of additional investments in those countries.
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
Under the U.S. Foreign Account Tax Compliance Act (“FATCA”), U.S. withholding agents and all entities in a broadly defined class of foreign financial institutions (“FFIs”), are required to comply with a complicated and expansive reporting regime or be subject to a 30% United States withholding tax on certain U.S. payments and non U.S. entities which are not FFIs are required to either certify they have no substantial U.S. beneficial ownership or to report certain information with respect to their substantial U.S. beneficial ownership or be subject to a 30% U.S. withholding tax on certain U.S. payments. The reporting obligations imposed under FATCA require these foreign financial institutions to enter into agreements with the IRS and other jurisdictions to obtain and disclose information about certain investors to the IRS. Additionally, certain non-U.S. entities that are not foreign financial institutions are required to provide certain certifications or other information regarding their U.S. beneficial ownership or be subject to certain U.S. withholding taxes. In addition, the administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries have implemented regimes similar to that of FATCA and more than 100 jurisdictions have agreed to implement the Common Reporting Standard issued by the OECD (“CRS”), which requires signatories to exchange information regarding residents’ assets and income. Compliance with such regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
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
If we are treated as being engaged in a U.S. trade or business, any gain recognized by a non-U.S. holder on the sale or exchange of Class A units that is deemed to be effectively connected with such U.S. trade or business will be treated for U.S. federal income tax purposes as ECI, and hence, such Class A unitholders would be subject to U.S. federal income tax on the sale or exchange of such Class A units. Under the Tax Reform Bill, unless an applicable non-foreign affidavit is furnished or other exception applies, if any portion of gain on a disposition of Class A units would be treated as ECI, the transferee of an interest in us is required to withhold 10% of the amount realized on such disposition (and we could be required to withhold from future distributions to the transferee if the transferee fails to properly withhold). The UST and IRS have announced the temporary suspension of such withholding tax provisions with respect to any disposition of an interest in a publicly traded partnership until regulations or other guidance have been issued. Such withholding tax provisions, when effective for publicly traded partnerships, could impose material tax and administrative burdens on us and our Class A unitholders.
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
Legislation enacted in 2015 significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under an elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. If a partnership elects the alternative procedure for a given adjustment, the amount of taxes for which its partners would be liable would be increased by any applicable penalties and a special interest charge.  There can be no assurance that we will be eligible to make such an election or that we will, in fact, make such an election for any given adjustment. If we do not or are not able to make such an election, then (1) our then-current common unitholders, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had we elected the alternative procedure, and (2) a given common unitholder may indirectly bear taxes attributable to income allocable to other common unitholders or former common unitholders, including taxes (as well as interest and penalties) with respect to periods prior to such holder’s ownership of common units. Amounts available for distribution to our common unitholders may be reduced as a result of our obligation to pay any taxes associated with an adjustment. Many issues and the overall effect of this legislation on us are uncertain, and common unitholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Properties
Our principal executive offices are located in leased office space at 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. We also lease the space for our offices in New York City, Stamford, Houston, London, Frankfurt, Paris, Beijing, Hong Kong, Shanghai, Seoul, Singapore, Sydney, Tokyo and Dubai. Certain affiliates of our managed funds lease office space in Amsterdam, Luxembourg, Dublin and Singapore. We do not own any real property. We consider our facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings
For a discussion of legal proceedings, please see the section entitled “Legal Actions” in note 17 to our consolidated financial statements included elsewhere in this annual report, which section is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A units began trading on the NYSE on April 12, 2012 under the symbol “OAK”. The number of holders of record of our Class A units as of February 11, 2019 was 298. This does not include the number of Class A unitholders that hold units in “street-name” through banks or broker-dealers.
Cash Distribution Policy
We intend to make distributions to our Class A and preferred unitholders quarterly, following the respective quarter end. Distributions to our Class A unitholders are funded by our share of the Oaktree Operating Group’s distributions, after giving effect to distributions, if any, attributable to the preferred unitholders. We use distributable earnings, a non-GAAP performance measure derived from adjusted net income, to measure our earnings at the Oaktree Operating Group level without the effects of the consolidated funds for purposes of, among other things, assisting in the determination of equity distributions from the Oaktree Operating Group. By excluding the results of our consolidated funds and investment income or loss, which are not directly available to fund our operations or make equity distributions, and including the portion of distributions from Oaktree and non-Oaktree funds and companies to us that represents the income or loss component of the distributions and not a return of our capital contributions, distributable earnings aids us in measuring amounts that are actually available to meet our obligations under the tax receivable agreement and our liabilities for expenses incurred at OCG and the Intermediate Holding Companies, as well as for distributions to Class A and OCGH unitholders.
We intend to distribute substantially all of the excess of our share of distributable earnings, net of preferred unit distributions and income taxes, as determined by our board of directors after taking into account factors it deems relevant, such as, but not limited to, working capital levels; known or anticipated cash needs; business and investment opportunities; general economic and business conditions; our obligations under our debt instruments or other agreements; our compliance with applicable laws; the level and character of taxable income that flows through to our Class A unitholders; the availability and terms of outside financing; the possible repurchase of our Class A units or preferred units in open market transactions, in privately negotiated transactions or otherwise; the possible repurchase of OCGH units; potential redemptions of our preferred units in accordance with their contractual terms; providing for future distributions to our preferred, Class A and OCGH unitholders; and growing our capital base. We are not currently restricted by any contract from making distributions to our unitholders, although certain of our subsidiaries are bound by credit agreements that contain certain restricted payment and/or other covenants, which may have the effect of limiting the amount of distributions that we receive from our subsidiaries. In addition, we are not permitted to make a distribution under Section 18-607 of the Delaware Limited Liability Company Act if, after giving effect to the distribution, our liabilities would exceed the fair value of our assets.
The declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time. Please see “Risk Factors—Risks Relating to Our Class A Units—We cannot assure you that our intended quarterly distributions will be paid each quarter or at all” and “Risk Factors—Risks Relating to Our Class A Units—Distributions on our preferred units are discretionary and non-cumulative.”
Class A unitholders receive their share of these distributions from the Oaktree Operating Group, net of preferred unit distributions and expenses that we and our Intermediate Holding Companies bear directly, such as income taxes or payment obligations under the tax receivable agreement. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. The distribution amount for any given period is likely to vary materially due to these and other factors.
Certain transactions involving the exchange of OCGH units, including our 2007 private offering, 2012 initial public offering, and follow-on offerings in May 2013, March 2014, March 2015 and February 2018, increase the tax basis of the tangible and intangible assets of the Oaktree Operating Group.  For more information, please see notes 13 and 16 to our consolidated financial statements included elsewhere in this annual report.

Assuming no further material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that reductions in future quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement will aggregate $173.5 million through 2039. As shown in the table below, we estimate that an aggregate $15.3 million of that total will reduce fiscal year 2019’s four quarterly distributions to Class A unitholders, which will be reflected as adjustments taken in arriving at the cash distribution payable per Class A unit.  Future estimated reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units that result in an increase to such tax bases.  These reductions are in addition to the reductions taken for income taxes and other expenses that Oaktree or its Intermediate Holding Companies bear directly. Please see notes 13 and 16 to our consolidated financial statements included elsewhere in this annual report for more information regarding historical distributions per Class A unit and the tax receivable agreement.

		Future Estimated Reductions Associated With the Tax Receivable Agreement
Transactions	Fiscal Year 2018 Reductions (1)	Total Future Aggregate Reductions	Fiscal Year 2019 Reductions (1)	Reductions Through Fiscal Year
	($ in millions)
2007 private offering	$2.4	$11.1	$2.6	2029
Initial public offering	2.8	29.7	2.9	2033
May 2013 Offering	3.4	42.2	3.6	2034
March 2014 Offering	2.4	32.2	2.5	2035
March 2015 Offering	1.9	27.5	2.0	2036
February 2018 Offering	1.5	30.8	1.7	2039
Total	$14.4	$173.5	$15.3

(1)	This column represents reductions in quarterly distributions to Class A unitholders associated with payments under the tax receivable agreement attributable to the applicable fiscal year.
Set forth below are the distributions per Class A unit that were paid on the indicated payment dates in respect of the applicable quarterly period:

Payment Date	Applicable to Quarterly Period Ended	Distribution per Unit
February 22, 2019	December 31, 2018	$0.75
November 13, 2018	September 30, 2018	0.70
August 10, 2018	June 30, 2018	0.55
May 11, 2018	March 31, 2018	0.96
Total fiscal year 2018		$2.96

February 23, 2018	December 31, 2017	$0.76
November 10, 2017	September 30, 2017	0.56
August 11, 2017	June 30, 2017	1.31
May 12, 2017	March 31, 2017	0.71
Total fiscal year 2017		$3.34

February 24, 2017	December 31, 2016	$0.63
November 14, 2016	September 30, 2016	0.65
August 12, 2016	June 30, 2016	0.58
May 13, 2016	March 31, 2016	0.55
Total fiscal year 2016		$2.41

Equity Compensation Plan Information
The following table sets forth information concerning the awards that may be issued under the 2011 Plan as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,635,682	—	10,807,205
Equity compensation plans not approved by security holders	—	—	—
Total (3)	12,635,682	—	10,807,205

(1)
Reflects the aggregate number of OCGH units, Class A units, phantom units and EVUs granted under the 2011 Plan as of December 31, 2018. Please see note 15 to our consolidated financial statements included elsewhere in this annual report for additional information.

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

(3)
As of December 31, 2018, 4,929,054 OCGH units have been granted under the 2007 Plan. However, such amounts are not reflected in this table because our board of directors has resolved that the administrator of the 2007 Plan will no longer grant awards under the 2007 Plan.

Unregistered Sales of Equity Securities and Purchases of Equity Securities in the Fourth Quarter of 2018
None.

Item 6. Selected Financial Data
The following sets forth selected historical consolidated financial and other data of Oaktree Capital Group, LLC as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The following data should be read together with “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this annual report.
We derived the selected historical financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 from our audited consolidated financial statements. The audited consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, and the consolidated statements of financial condition as of December 31, 2018 and 2017 are included elsewhere in this annual report. The audited consolidated statements of operations and financial condition for all other periods are not included in this annual report. The selected historical financial data are not necessarily indicative of the expected future operating results of Oaktree.

	As of or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per unit data or as otherwise indicated)
Consolidated Statements of Operations Data: (1)
Total revenues	$1,386,079	$1,469,767	$1,125,746	$201,905	$193,894
Total expenses	(1,000,571)	(1,025,343)	(789,336)	(940,908)	(947,477)
Total other income (loss) (2)	103,816	460,500	272,212	(776,410)	2,947,671
Income (loss) before income taxes	489,324	904,924	608,622	(1,515,413)	2,194,088
Income taxes (2)	(24,779)	(215,442)	(42,519)	(17,549)	(18,536)
Net income (loss)	464,545	689,482	566,103	(1,532,962)	2,175,552
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	41,691	(33,204)	(22,921)	1,809,683	(1,649,890)
Net income attributable to non-controlling interests in consolidated subsidiaries	(282,818)	(424,784)	(348,477)	(205,372)	(399,379)
Net income attributable to OCG	223,418	231,494	194,705	71,349	126,283
Net income attributable to preferred unitholders	(12,277)	—	—	—	—
Net income attributable to OCG Class A unitholders	$211,141	$231,494	$194,705	$71,349	$126,283
Distributions declared per Class A unit	$2.97	$3.21	$2.25	$2.10	$3.15
Net income per Class A unit	$2.99	$3.61	$3.11	$1.45	$2.97
Weighted average number of Class A units outstanding	70,526	64,148	62,565	49,324	42,582

Consolidated Statements of Financial Condition Data: (1)
Total assets	$10,432,178	$9,014,796	$7,649,110	$51,762,731	$53,320,716
Debt obligations	5,738,468	4,828,267	4,284,063	9,619,455	7,133,041
Non-controlling redeemable interests in consolidated funds	961,622	860,548	344,047	38,173,125	41,681,155

(1)
In the first quarter of 2016, Oaktree adopted the new consolidation and collateralized financing entity guidance under the modified retrospective approach. The modified retrospective approach did not require prior periods to be recast. The adoption resulted in the deconsolidation of substantially all of Oaktree’s investment funds.

(2)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which, among other items, lowered the U.S. corporate tax rate. The 2017 results reflect the estimated impact from the enactment of the Tax Act, which resulted in a net reduction to the Company’s net income attributable to OCG of $33.2 million, comprised of $178.2 million in additional tax expense from the remeasurement of our deferred tax assets at lower enacted corporate tax rates and a $145.1 million benefit to other income from the remeasurement of our tax receivable agreement liability, the value of which is based upon an 85% share of certain of our deferred tax assets.

	As of or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per unit data or as otherwise indicated)
GAAP Results:
Revenues	$1,386,079	$1,469,767	$1,125,746	$201,905	$193,894
Net income-Class A	211,141	231,494	194,705	71,349	126,283
Net income per Class A unit	2.99	3.61	3.11	1.45	2.97

Non-GAAP Results: (1)(2)
Adjusted revenues	1,335,021	1,727,710	1,362,202	1,065,864	1,371,887
Adjusted net income	473,573	701,100	572,374	308,315	573,094
Adjusted net income per Class A unit	2.63	3.97	3.05	1.59	3.22

Distributable earnings revenues	1,436,376	1,678,446	1,273,346	1,170,280	1,385,441
Distributable earnings	613,082	719,805	528,981	447,263	606,368
Distributable earnings per Class A unit	3.61	4.18	2.88	2.41	3.42

Fee-related earnings revenues	790,355	814,575	847,078	804,490	800,396
Fee-related earnings	227,599	291,171	317,268	265,628	285,833
Fee-related earnings per Class A unit	1.36	1.60	1.67	1.52	1.56

Weighted Average Units:
OCGH	86,390	91,643	92,122	104,427	110,078
Class A	70,526	64,148	62,565	49,324	42,582
Total	156,916	155,791	154,687	153,751	152,660

Operating Metrics: (2)
Assets under management (in millions):
Assets under management	$119,560	$123,930	$120,801	$114,332	$103,565
Management fee-generating assets under management	98,108	104,287	100,064	95,870	90,813
Incentive-creating assets under management	34,629	33,311	34,228	32,459	34,345
Uncalled capital commitments (3)	19,475	20,470	20,755	21,650	10,333
Accrued incentives (fund level): (4)
Incentives created (fund level)	297,316	641,645	788,758	(96,069)	173,738
Incentives created (fund level), net of associated incentive income compensation expense	148,362	306,885	325,198	(62,084)	33,596
Accrued incentives (fund level)	1,722,120	1,920,339	2,014,097	1,585,217	1,949,407
Accrued incentives (fund level), net of associated incentive income compensation expense	811,796	920,852	946,542	811,540	999,923

Statements of Financial Condition Data – Oaktree and Operating Subsidiaries: (5)
Cash and cash-equivalents	$460,937	$481,631	$291,470	$476,046	$405,290
U.S. Treasury and other securities	546,531	176,602	757,578	661,116	655,529
Corporate investments	1,771,230	1,691,549	1,480,928	1,434,109	1,515,443
Total assets	3,988,263	3,342,665	3,313,714	3,254,082	3,263,382
Debt obligations	745,945	746,274	745,897	846,354	845,583
Total liabilities	1,500,546	1,352,444	1,445,891	1,572,185	1,544,993
Total unitholders’ capital	2,487,717	1,990,221	1,867,823	1,681,897	1,718,389

(1)
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

(2)
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

(5)	Represents Oaktree and its operating subsidiaries before the consolidation of our funds.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $119.6 billion in AUM as of December 31, 2018. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele (excluding DoubleLine’s clientele) includes 73 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 340 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 350 other non-U.S. institutional investors. As measured by AUM (excluding our pro-rata portion of DoubleLine’s AUM), approximately 74% of our clients are invested in two or more different investment strategies, and 34% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 950 employees and offices in 18 cities worldwide.
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
Global equity markets declined sharply in the fourth quarter of 2018, bringing annual returns into negative territory. Amid rising interest rates, global trade tensions and concerns over slowing economic growth, U.S. equities experienced their worst December since the Great Depression. The S&P 500 Index and the Russell 2000 Index ended the year with a total return of -4.4% and -11.0%, respectively. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, returned -14.2%, emerging market equities, as measured by the MSCI Emerging Markets

Investable Market Index, returned -15.0%, and European equity markets, as measured by the MSCI Europe Index, returned -14.9%. Treasury bond prices rose modestly for the year, with the 10-year U.S. Treasury yield rising 29 basis points, to 2.69%, from 2.40% at the end of 2017. The U.S. Federal Reserve raised short-term interest rates by 25 basis points in December, marking the fourth increase this year and the ninth since it began raising rates in 2015. U.S. high yield bonds, as measured by the FTSE US High Yield Cash-Pay Capped Index, returned -2.3% for the year, European high yield bonds, as measured by the ICE BofAML Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index, returned -2.1% and emerging market corporate bonds, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI), returned -2.9%.
Against this backdrop, Oaktree’s incentive-creating closed-end funds delivered an overall blended gross return of 8.9% for 2018. These returns exclude Highstar Capital IV, the infrastructure fund we inherited when adding the Highstar team back in 2014. Including Highstar Capital IV, the overall blended gross return was 6.0% for the year. As of December 31, 2018, AUM was $119.6 billion and management fee-generating AUM was $98.1 billion. Gross capital raised was $12.7 billion for 2018 and uncalled capital commitments (“dry powder”) were $19.5 billion as of December 31, 2018, of which $14.2 billion were not yet generating management fees (“shadow AUM”).  The largest portion of the shadow AUM, at $7.6 billion, was represented by Oaktree Opportunities Fund Xb (“Opps Xb”).  Currently, we do not expect Opps Xb to start its investment period and thus begin generating management fees based on committed capital until the second half of 2019.  Most of the remaining $6.6 billion of shadow AUM charges management fees based on drawn capital, NAV or cost basis and, therefore, we currently expect it will start generating management fees on a gradual basis over multiple years. As a result, we do not expect management fees to grow significantly until the start of the investment period of Opps Xb.
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

Revenues
On January 1, 2018, we adopted the new revenue recognition standard on a modified retrospective basis. As a result, prior period amounts continue to be reported under historic GAAP. Upon adoption, we recorded a cumulative-effect increase to retained earnings as of January 1, 2018 of $48.7 million, net of tax. This adjustment relates to incentive income that would have met the “probable that significant reversal will not occur” criteria as of January 1, 2018 under the new revenue standard. Please see notes 2 and 4 to our consolidated financial statements included elsewhere in this annual report for additional information on revenues.
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
As of December 31, 2018, there was $140.5 million of unrecognized compensation expense for GAAP purposes, which is expected to be recognized as expense in our GAAP consolidated financial statements over a weighted average vesting period of 3.3 years. As of December 31, 2018, there was $129.8 million of unrecognized compensation expense for adjusted net income, with the difference versus the GAAP figure representing unit grants made before our initial public offering.  The $129.8 million is expected to be recognized as expense in adjusted net income over a weighted average vesting period of approximately 3.4 years, as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards, which are typically issued in the first quarter of the following fiscal year, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units and other performance-based units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be included in adjusted net income:

Equity-based Compensation Expense Included in ANI	2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through December 2018	$49.1	$34.3	$21.7	$8.7	$6.2	$9.8	$129.8
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. There is no fixed percentage for the incentive income-related portion of this compensation, either by fund or strategy. In general, within a particular strategy more recent funds have a higher percentage of aggregate incentive income compensation expense than do older funds. The percentage that consolidated incentive income compensation expense represents of the particular period’s consolidated incentive income may not be meaningful because incentive income from consolidated funds is eliminated in consolidation, whereas no incentive income compensation expense is eliminated in consolidation, and, in periods prior to the adoption of the new revenue standard on January 1, 2018, the criteria for recognizing income and expense differed under GAAP and thus may have resulted in timing differences. For the most comparable percentage relationship, please see “—Non-GAAP Results” below.
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

•
Net Income Attributable to Non-controlling Interests in Consolidated Subsidiaries. This category primarily represents the economic interest in the Oaktree Operating Group owned by OCGH (“OCGH non-controlling interest”), as well as the economic interest in certain consolidated subsidiaries held by third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level based on the weighted average proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Inasmuch as the number of outstanding Oaktree Operating Group units corresponds with the total number of outstanding Class A and OCGH units, changes in the economic interest held by the OCGH unitholders are driven by our additional issuances of Class A and OCGH units, as well as repurchases and forfeitures of, and exchanges between, Class A and OCGH units. Certain of our expenses, such as income tax and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. Please see note 13 to our consolidated financial statements included elsewhere in this annual report for additional information on the economic interest in the Oaktree Operating Group owned by OCGH.

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

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Our funds record as accrued incentives the incentive income that would be paid to us if the funds were liquidated at their reported values as of the date of the financial statements. Incentives created (fund level) refers to the gross amount of potential incentives generated by the funds during the period and includes our pro-rata portion of performance fees attributable to our minority interest in DoubleLine earned in the period. We refer to the amount of accrued incentives recognized as revenue by us as incentive income. Amounts recognized by us as incentive income are no longer included in accrued incentives (fund level), the term we use for remaining fund-level accruals. The amount of incentives created may fluctuate substantially as a result of changes in the fair value of the underlying investments of the fund, as well as incentives created in excess of our typical 20% share due to catch-up allocations for applicable closed-end funds. Generally speaking, while in the catch-up layer, approximately 80% of any increase or decrease, respectively, in the fund’s NAV results in a commensurate amount of positive or negative incentives created (fund level).
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

GAAP Consolidated Results of Operations (1)
The following table sets forth our audited consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per unit data)
Revenues:
Management fees	$712,020	$726,414	$774,587
Incentive income	674,059	743,353	351,159
Total revenues	1,386,079	1,469,767	1,125,746
Expenses:
Compensation and benefits	(407,674)	(392,827)	(389,892)
Equity-based compensation	(62,989)	(59,337)	(63,724)
Incentive income compensation	(338,675)	(416,481)	(168,276)
Total compensation and benefits expense	(809,338)	(868,645)	(621,892)
General and administrative	(153,483)	(130,892)	(145,430)
Depreciation and amortization	(25,862)	(15,776)	(16,222)
Consolidated fund expenses	(11,888)	(10,030)	(5,792)
Total expenses	(1,000,571)	(1,025,343)	(789,336)
Other income (loss):
Interest expense	(160,111)	(169,888)	(120,610)
Interest and dividend income	287,155	215,119	165,066
Net realized gain (loss) on consolidated funds’ investments	(23,528)	20,400	27,593
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(164,592)	55,061	(12,453)
Investment income	157,110	201,289	199,126
Other income, net	7,782	138,519	13,490
Total other income	103,816	460,500	272,212
Income before income taxes	489,324	904,924	608,622
Income taxes	(24,779)	(215,442)	(42,519)
Net income	464,545	689,482	566,103
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	41,691	(33,204)	(22,921)
Net income attributable to non-controlling interests in consolidated subsidiaries	(282,818)	(424,784)	(348,477)
Net income attributable to Oaktree Capital Group, LLC	223,418	231,494	194,705
Net income attributable to preferred unitholders	(12,277)	—	—
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$211,141	$231,494	$194,705

Distributions declared per Class A unit	$2.97	$3.21	$2.25
Net income per unit (basic and diluted):
Net income per Class A unit	$2.99	$3.61	$3.11
Weighted average number of Class A units outstanding	70,526	64,148	62,565

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues
Management Fees
Management fees decreased $14.4 million, or 2.0%, to $712.0 million for the year ended December 31, 2018, from $726.4 million for the year ended December 31, 2017. The decrease reflected an aggregate decline of $95.5 million primarily attributable to unconsolidated closed-end funds in liquidation, largely offset by an aggregate increase of $81.1 million principally from the BDC acquisition, the start of the investment period for Oaktree European Principal Fund IV (“EPF IV”) in July 2017, closed-end funds that pay management fees based on drawn capital, NAV or cost basis, and the impact of applying the new revenue standard effective in the first quarter of 2018 which resulted in a $13.3 million increase for 2018.
Incentive Income
Incentive income decreased $69.3 million, or 9.3%, to $674.1 million for the year ended December 31, 2018, from $743.4 million for the year ended December 31, 2017. The decrease was primarily attributable to lower incentive income from OCM Principal Opportunities Fund IV (“POF IV”), which started paying incentive income (other than tax-related) in the second quarter of 2017, partially offset by higher incentive income from Oaktree Opportunities Fund VIII (“Opps VIII”) and OCM Opportunities Fund VIIb (“Opps VIIb”). Tax-related incentive income represented $298.3 million and $98.3 million for 2018 and 2017, respectively. The impact of applying the new revenue standard effective in the first quarter of 2018 resulted in an $80.0 million increase in incentive income for 2018.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $14.9 million, or 3.8%, to $407.7 million for the year ended December 31, 2018, from $392.8 million for the year ended December 31, 2017, in part reflecting higher headcount, as well as the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with the adoption of the new revenue standard in the first quarter of 2018.
Equity-based Compensation
Equity-based compensation expense increased $3.7 million, or 6.2%, to $63.0 million for the year ended December 31, 2018, from $59.3 million for the year ended December 31, 2017.
Incentive Income Compensation
Incentive income compensation expense decreased $77.8 million, or 18.7%, to $338.7 million for the year ended December 31, 2018, from $416.5 million for the year ended December 31, 2017, primarily reflecting the decline in incentive income, as well as variations in the overall compensation percentages.
General and Administrative
General and administrative expense increased $22.6 million, or 17.3%, to $153.5 million for the year ended December 31, 2018, from $130.9 million for the year ended December 31, 2017. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $17.2 million, or 13.1%, to $148.1 million from $130.9 million, primarily reflecting higher placement costs associated with fundraising for closed-end and evergreen funds, as well as the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company is the principal in connection with the adoption of the new revenue standard in the first quarter of 2018. These increases were partially offset by changes in the contingent consideration liability.
Depreciation and Amortization
Depreciation and amortization expense increased $10.1 million, or 63.9%, to $25.9 million for the year ended December 31, 2018, from $15.8 million for the year ended December 31, 2017, primarily reflecting amortization of intangibles related to the BDC acquisition.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.9 million, or 19.0%, to $11.9 million for the year ended December 31, 2018, from $10.0 million for the year ended December 31, 2017. The increase reflected higher professional fees and other costs incurred by our consolidated funds.

Other Income (Loss)
Interest Expense
Interest expense decreased $9.8 million, or 5.8%, to $160.1 million for the year ended December 31, 2018, from $169.9 million for the year ended December 31, 2017. The decrease primarily reflected the refinancing of our senior notes in the fourth quarter of 2017.
Interest and Dividend Income
Interest and dividend income increased $72.1 million, or 33.5%, to $287.2 million for the year ended December 31, 2018, from $215.1 million for the year ended December 31, 2017. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $43.9 million, to a net loss of $23.5 million for the year ended December 31, 2018, from a net gain of $20.4 million for the year ended December 31, 2017. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
The net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $219.7 million, to net depreciation of $164.6 million for the year ended December 31, 2018, from net appreciation of $55.1 million for the year ended December 31, 2017. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $263.6 million, to a net loss of $188.1 million for the year ended December 31, 2018, from a net gain of $75.5 million for the year ended December 31, 2017. The decrease reflected our consolidated funds’ performance in each period.
Investment Income
Investment income decreased $44.2 million, or 22.0%, to $157.1 million for the year ended December 31, 2018, from $201.3 million for the year ended December 31, 2017, primarily reflecting overall returns on our unconsolidated fund investments. DoubleLine accounted for investment income of $74.1 million and $71.5 million for the years ended December 31, 2018 and 2017, respectively.
Other Income, Net
Other income, net decreased $130.7 million, or 94.4%, to $7.8 million for the year ended December 31, 2018, from $138.5 million for the year ended December 31, 2017. The decrease reflected the impact of, in 2017, the $145.1 million of income related to the remeasurement of our tax receivable agreement liability in connection with the Tax Act and the $22.0 million make-whole premium expense related to the early repayment of the 2019 Notes.
Income Taxes
Income taxes decreased $190.6 million, or 88.5%, to $24.8 million for the year ended December 31, 2018, from $215.4 million for the year ended December 31, 2017, primarily reflecting the $178.2 million of additional tax expense related to the Tax Act in 2017. Excluding the impact of the Tax Act, income taxes decreased $12.4 million, or 33.3%, to $24.8 million for 2018 from $37.2 million for 2017, primarily reflecting lower pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for 2018 and 2017 were 9% and 47%, respectively.  Excluding the impact of the Tax Act, the effective tax rate applicable to Class A unitholders for 2017 was 11%. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net (Income) Loss Attributable to Non-controlling Interests in Consolidated Funds
Net (income) loss attributable to non-controlling interests in consolidated funds decreased $74.9 million, to a loss of $41.7 million for the year ended December 31, 2018, from income of $33.2 million for the year ended December 31, 2017. The decrease primarily reflected our consolidated funds’ performance attributable to third-party investors in each period. These effects are described in more detail under “—Other Income (Loss)” above.

Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to OCG Class A unitholders decreased $20.4 million, or 8.8%, to $211.1 million for the year ended December 31, 2018, from $231.5 million for the year ended December 31, 2017, primarily reflecting lower operating profits, as well as the impact of the Tax Act and make-whole premium in 2017 as discussed above.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues
Management Fees
Management fees decreased $48.2 million, or 6.2%, to $726.4 million for the year ended December 31, 2017, from $774.6 million for the year ended December 31, 2016. The decrease reflected an aggregate decline of $79.6 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $31.4 million principally from the start of the investment period for EPF IV, the BDC acquisition, market-value gains from open-end funds and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.
Incentive Income
Incentive income increased $392.2 million, or 111.7%, to $743.4 million for the year ended December 31, 2017, from $351.2 million for the year ended December 31, 2016. The increase was primarily attributable to $427.8 million of incentive income from POF IV, which started paying incentive income in the second quarter of 2017. Tax-related incentive income represented $98.3 million and $71.4 million in 2017 and 2016, respectively.
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
Income Taxes
Income taxes increased $172.9 million, to $215.4 million for the year ended December 31, 2017, from $42.5 million for the year ended December 31, 2016, primarily reflecting the $178.2 million in additional tax expense in 2017 related to the Tax Act. Excluding the impact of the Tax Act, income taxes decreased $5.3 million, or 12.5%, to $37.2 million for 2017 from $42.5 million for 2016, primarily reflecting a lower effective tax rate for 2017, partially offset by higher pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for 2017 and 2016 were 47% and 17%, respectively.  Excluding the impact of the Tax Act, the effective tax rate applicable to Class A unitholders for 2017 was 11%. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
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

Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to OCG Class A unitholders increased $36.8 million, or 18.9%, to $231.5 million for the year ended December 31, 2017, from $194.7 million for the year ended December 31, 2016. The increase was primarily attributable to higher operating profits driven by higher net incentive income, partially offset by the impact of the Tax Act and make-whole premium expense in 2017.
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
The following table presents non-GAAP financial data:

	As of or for the Year Ended December 31,
	2018	2017	2016
	(in thousands, except per unit data or as otherwise indicated)
Non-GAAP Results: (1)
Adjusted revenues	$1,335,021	$1,727,710	$1,362,202
Adjusted net income	473,573	701,100	572,374
Adjusted net income per Class A unit	2.63	3.97	3.05

Distributable earnings revenues	1,436,376	1,678,446	1,273,346
Distributable earnings	613,082	719,805	528,981
Distributable earnings per Class A unit	3.61	4.18	2.88

Fee-related earnings revenues	790,355	814,575	847,078
Fee-related earnings	227,599	291,171	317,268
Fee-related earnings per Class A unit	1.36	1.60	1.67

Weighted Average Units:
OCGH	86,390	91,643	92,122
Class A	70,526	64,148	62,565
Total	156,916	155,791	154,687

Operating Metrics: (1)
Assets under management (in millions):
Assets under management	$119,560	$123,930	$120,801
Management fee-generating assets under management	98,108	104,287	100,064
Incentive-creating assets under management	34,629	33,311	34,228
Uncalled capital commitments	19,475	20,470	20,755
Accrued incentives (fund level):
Incentives created (fund level)	297,316	641,645	788,758
Incentives created (fund level), net of associated incentive income compensation expense	148,362	306,885	325,198
Accrued incentives (fund level)	1,722,120	1,920,339	2,014,097
Accrued incentives (fund level), net of associated incentive income compensation expense	811,796	920,852	946,542

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
Assets Under Management

	As of December 31,
	2018	2017	2016
Assets Under Management:	(in millions)
Closed-end funds	$57,106	$56,871	$60,104
Open-end funds	29,781	35,441	35,105
Evergreen funds	8,558	7,916	5,295
DoubleLine (1)	24,115	23,702	20,297
Total	$119,560	$123,930	$120,801

	Year Ended December 31,
	2018	2017	2016
Change in Assets Under Management:	(in millions)
Beginning balance	$123,930	$120,801	$114,332
Closed-end funds:
Capital commitments/other (2)	7,462	2,472	5,864
Distributions for a realization event / other (3)	(6,950)	(10,633)	(7,747)
Change in uncalled capital commitments for funds entering or in liquidation (4)	(553)	18	(1,084)
Foreign-currency translation	(401)	993	(176)
Change in market value (5)	1,012	3,544	3,754
Change in applicable leverage	(335)	373	63
Open-end funds:
Contributions	4,014	5,739	5,444
Redemptions	(7,986)	(8,741)	(7,048)
Foreign-currency translation	(362)	800	(130)
Change in market value (5)	(1,326)	2,538	3,637
Evergreen funds:
Contributions or new capital commitments (6)	1,199	733	259
Acquisition (BDCs)	—	2,110	—
Redemptions or distributions (7)	(796)	(731)	(381)
Foreign-currency translation	(1)	(1)	(2)
Change in market value (5)	240	510	692
DoubleLine:
Net change in DoubleLine	413	3,405	3,324
Ending balance	$119,560	$123,930	$120,801

(1)	DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.

(2)	These amounts include capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.

Management Fee-generating AUM

	As of December 31,
	2018	2017	2016
Management Fee-generating AUM:	(in millions)
Closed-end funds:
Senior Loans	$8,383	$8,066	$7,504
Other closed-end funds	28,552	30,779	32,990
Open-end funds	29,503	35,188	35,034
Evergreen funds	7,555	6,552	4,239
DoubleLine	24,115	23,702	20,297
Total	$98,108	$104,287	$100,064

	Year Ended December 31,
	2018	2017	2016
Change in Management Fee-generating AUM:	(in millions)
Beginning balance	$104,287	$100,064	$95,870
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1).	1,747	969	2,125
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	3,073	1,663	1,390
Change attributable to funds in liquidation (2).	(4,693)	(4,760)	(4,162)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	(766)	—	(881)
Distributions by funds that pay fees based on NAV / other (4).	(552)	(926)	(636)
Foreign-currency translation	(352)	840	(242)
Change in market value (5).	(43)	217	427
Change in applicable leverage	(324)	348	184
Open-end funds:
Contributions	3,904	5,567	5,395
Redemptions	(7,959)	(8,734)	(7,024)
Foreign-currency translation	(362)	800	(130)
Change in market value	(1,268)	2,521	3,658
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV (6)	1,470	520	533
Acquisition (BDCs)	—	2,110	—
Redemptions or distributions (7)	(701)	(772)	(413)
Change in market value (5).	234	455	646
DoubleLine:
Net change in DoubleLine	413	3,405	3,324
Ending balance	$98,108	$104,287	$100,064

(1)	These amounts include capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of December 31,
	2018	2017	2016
	(in millions)
Reconciliation of AUM to Management Fee-generating AUM:
Assets under management	$119,560	$123,930	$120,801
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1).	(2,899)	(2,331)	(4,183)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(9,772)	(8,675)	(10,367)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(4,459)	(4,037)	(3,109)
Oaktree’s general partner investments in management fee-generating funds	(1,642)	(1,937)	(1,822)
Funds that pay no management fees (2)	(2,680)	(2,663)	(1,256)
Management fee-generating assets under management	$98,108	$104,287	$100,064

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

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

	As of December 31,
	2018	2017	2016
Weighted Average Annual Management Fee Rates:
Closed-end funds:
Senior Loans	0.49%	0.50%	0.50%
Other closed-end funds	1.43	1.49	1.50
Open-end funds	0.44	0.46	0.46
Evergreen funds (1)	1.17	1.22	1.22
All Oaktree funds (2)	0.90	0.92	0.93

(1)	Fee rates reflect the applicable asset-based management fee rates, exclusive of quarterly incentive fees on investment income that are included in management fees.

(2)	Excludes DoubleLine funds.

Incentive-creating AUM
Incentive-creating AUM is set forth below. The portion of incentive-creating AUM generating incentives at the fund level was $19.5 billion, $22.0 billion and $21.8 billion as of December 31, 2018, 2017 and 2016, respectively. Incentive-creating AUM does not include undrawn capital commitments.

	As of December 31,
	2018	2017	2016
	(in millions)
Incentive-creating Assets Under Management:
Closed-end funds	$27,809	$27,322	$30,292
Evergreen funds	6,215	5,383	3,335
DoubleLine	605	606	601
Total	$34,629	$33,311	$34,228
Year Ended December 31, 2018
AUM decreased $4.3 billion, or 3.5% to $119.6 billion as of December 31, 2018, from $123.9 billion as of December 31, 2017. The decrease primarily reflected $7.5 billion of distributions to closed-end fund investors and uncalled commitments, $4.0 billion of net outflows from open-end funds, and $0.8 billion of unfavorable foreign-currency translation, partially offset by $7.5 billion of capital commitments to closed-end funds, $0.4 billion of net inflows to evergreen funds and $0.4 billion attributable to DoubleLine. Commitments to closed-end funds included $1.4 billion for Power V, $1.3 billion for Oaktree Special Situations Fund II, $1.3 billion for CLOs, $1.1 billion for Oaktree Transportation Infrastructure Fund (“TIF”), $1.0 billion for our Real Estate Debt strategy, $0.8 billion for our Middle Market Direct Lending strategy and $0.5 billion for our Emerging Markets Debt strategy. Distributions to closed-end fund investors included $2.9 billion from Credit funds, $2.2 billion from Private Equity funds and $1.8 billion from Real Asset funds.
Management fee-generating AUM decreased $6.2 billion, or 5.9% to $98.1 billion as of December 31, 2018, from $104.3 billion as of December 31, 2017. The decrease primarily reflected $5.5 billion attributable to closed-end funds in liquidation, $4.1 billion of net outflows from open-end funds, $1.1 billion in market-value declines, $0.7 billion in unfavorable foreign-currency translation and $0.6 billion of distributions by closed-end funds that pay fees based on NAV. These decreases were partially offset by $3.1 billion from capital drawn by closed-end funds that pay fees based on drawn capital, NAV or cost basis, an aggregate $1.7 billion from the start of the investment period for TIF in December 2018 and CLOs, and $0.8 billion of net inflows to evergreen funds.
Incentive-creating AUM increased $1.3 billion, or 3.9%, to $34.6 billion as of December 31, 2018, from $33.3 billion as of December 31, 2017. The increase reflected an aggregate $8.4 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, partially offset by an aggregate decline of $7.1 billion primarily attributable to distributions.
Year Ended December 31, 2017
AUM increased $3.1 billion, or 2.6%, to $123.9 billion as of December 31, 2017, from $120.8 billion as of December 31, 2016. The increase primarily reflected $6.6 billion in market-value gains, $3.4 billion attributable to DoubleLine, $2.8 billion of capital commitments and fee-generating leverage to closed-end funds, $2.1 billion from the BDC acquisition, and $1.8 billion in favorable foreign-currency translation, partially offset by $10.6 billion of distributions to closed-end fund investors and $3.0 billion of net outflows from open-end funds. Commitments to closed-end funds included $1.1 billion for our Real Estate Debt strategy, $0.5 billion for Oaktree Opportunities Fund Xb and $0.5 billion for our European Private Debt strategy. Distributions to closed-end fund investors included $6.1 billion from Credit funds, $2.7 billion from Private Equity funds and $1.8 billion from Real Asset funds.

Management fee-generating AUM, a forward-looking metric, increased $4.2 billion, or 4.2%, to $104.3 billion as of December 31, 2017, from $100.1 billion as of December 31, 2016. The increase primarily reflected $3.4 billion attributable to DoubleLine, $3.2 billion in market-value gains, $2.1 billion from the BDC acquisition, $1.7 billion from capital drawn by closed-end funds that pay fees based on drawn capital, NAV or cost basis, $1.6 billion of favorable foreign-currency translation, and an aggregate $1.3 billion increase from the start of the investment period for EPF IV in July 2017 and fee-generating leverage to closed-end funds. These increases were partially offset by $4.8 billion attributable to closed-end funds in liquidation, $3.2 billion of net outflows from open-end funds and $0.9 billion of distributions by closed-end funds that pay fees based on NAV.
Incentive-creating AUM decreased $0.9 billion, or 2.6%, to $33.3 billion as of December 31, 2017, from $34.2 billion as of December 31, 2016. The decrease reflected an aggregate decline of $11.2 billion primarily attributable to distributions by closed-end funds, partially offset by an aggregate $8.2 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, and $2.1 billion from the BDC acquisition.
Year Ended December 31, 2016
AUM increased $6.5 billion, or 5.7%, to $120.8 billion as of December 31, 2016, from $114.3 billion as of December 31, 2015. The increase primarily reflected $8.1 billion in market-value gains, $5.9 billion of capital inflows for closed-end funds and $3.3 billion attributable to DoubleLine, partially offset by $7.7 billion of distributions to closed-end fund investors, $1.6 billion of net outflows from open-end funds and $1.1 billion of uncalled capital commitments for closed-end funds that have entered liquidation.
Management fee-generating AUM, a forward-looking metric, increased $4.2 billion, or 4.4%, to $100.1 billion as of December 31, 2016, from $95.9 billion as of December 31, 2015. The increase primarily reflected $4.7 billion in market-value gains, $3.3 billion attributable to DoubleLine, $2.1 billion of capital inflows to closed-end funds and $1.4 billion of drawdowns by closed-end funds for which management fees are based on drawn capital, NAV or cost basis. These increases were partially offset by $5.0 billion attributable to closed-end funds in liquidation and $1.6 billion of net outflows from open-end funds.
Incentive-creating AUM increased $1.7 billion, or 5.2%, to $34.2 billion as of December 31, 2016, from $32.5 billion as of December 31, 2015. The increase reflected an aggregate $8.2 billion in drawdowns or contributions by closed-end and evergreen funds and market-value gains, partially offset by an aggregate $6.5 billion decline primarily attributable to distributions by closed-end funds.
Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Accrued Incentives (Fund Level):
Beginning balance	$1,920,339	$2,014,097	$1,585,217
Incentives created (fund level):
Closed-end funds	270,694	588,220	746,349
Evergreen funds	24,622	49,246	37,683
DoubleLine	2,000	4,179	4,726
Total incentives created (fund level)	297,316	641,645	788,758
Less: incentive income recognized by us	(495,535)	(735,403)	(359,878)
Ending balance	$1,722,120	$1,920,339	$2,014,097
Accrued incentives (fund level), net of associated incentive income compensation expense	$811,796	$920,852	$946,542

As of December 31, 2018, 2017 and 2016, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $237.0 million (or 29%), $237.2 million (26%) and $201.7 million (21%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of December 31, 2018, $635.0 million, or 78%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period, and approximately 17% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see “—Critical Accounting Policies—Fair Value of Financial Instruments” for a discussion of the fair-value hierarchy level established by GAAP.
Years Ended December 31, 2018, 2017 and 2016
Incentives created (fund level) was $297.3 million for the year ended December 31, 2018, primarily reflecting $127.5 million of incentives created (fund level) from Credit funds, $99.4 million from Real Asset funds and $66.4 million from Private Equity funds.
Incentives created (fund level) was $641.6 million for the year ended December 31, 2017, reflecting $287.4 million of incentives created (fund level) from Credit funds, $223.1 million from Private Equity funds and $110.0 million from Real Asset funds.
Incentives created (fund level) was $788.8 million for the year ended December 31, 2016, reflecting $511.7 million of incentives created (fund level) from Private Equity funds, $210.8 million from Credit funds and $55.5 million from Real Asset funds.
Uncalled Capital Commitments
As of December 31, 2018 and 2017, uncalled capital commitments were $19.5 billion and $20.5 billion, respectively. Invested capital during the years ended December 31, 2018 and 2017 aggregated $10.5 billion and $7.1 billion, respectively.

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
Adjusted Net Income
The following schedules set forth the components of adjusted net income:

Adjusted Revenues

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues:
Management fees	$790,355	$814,575	$847,078
Incentive income	495,535	735,403	359,878
Investment income	49,131	177,732	155,246
Total adjusted revenues	$1,335,021	$1,727,710	$1,362,202

Adjusted Expenses

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Expenses:
Compensation and benefits	$(399,668)	$(381,914)	$(381,937)
Equity-based compensation	(56,894)	(53,639)	(50,098)
Incentive income compensation	(238,117)	(402,828)	(169,683)
General and administrative	(154,098)	(132,340)	(135,654)
Depreciation and amortization	(8,990)	(9,150)	(12,219)
Total adjusted expenses	$(857,767)	$(979,871)	$(749,591)

Adjusted Net Income

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Interest expense, net of interest income (1)	$(9,187)	$(26,375)	$(31,845)
Other income (expense), net	5,506	(20,364)	(8,392)
Adjusted net income (2)	$473,573	$701,100	$572,374

(1)	Interest income was $14.9 million, $8.8 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	This reflects the sum of total adjusted revenues, adjusted expenses, net interest expense and other income (expense), net.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Year Ended December 31,
	2018	2017
	(in thousands)
Management Fees:
Closed-end funds	$467,803	$522,338
Open-end funds	145,186	162,402
Evergreen funds	105,253	62,521
DoubleLine	72,113	67,314
Total	$790,355	$814,575

Management fees decreased $24.2 million, or 3.0%, to $790.4 million for the year ended December 31, 2018, from $814.6 million for the year ended December 31, 2017, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $54.5 million, or 10.4%, to $467.8 million for the year ended December 31, 2018, from $522.3 million for the year ended December 31, 2017. The decrease reflected an aggregate decline of $87.1 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $32.6 million principally from the start of the investment period for EPF IV in July 2017 and closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds decreased $17.2 million, or 10.6%, to $145.2 million for the year ended December 31, 2018, from $162.4 million for the year ended December 31, 2017, primarily reflecting net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $42.8 million, or 68.5%, to $105.3 million for the year ended December 31, 2018, from $62.5 million for the year ended December 31, 2017, primarily reflecting the BDC acquisition.

•
DoubleLine.    Management fees attributable to DoubleLine increased $4.8 million, or 7.1%, to $72.1 million for the year ended December 31, 2018, from $67.3 million for the year ended December 31, 2017, primarily reflecting growth in AUM.

Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2018	2017
	(in thousands)
Incentive Income:
Closed-end funds	$471,374	$687,413
Evergreen funds	22,161	43,811
DoubleLine	2,000	4,179
Total	$495,535	$735,403
Incentive income decreased $239.9 million, or 32.6%, to $495.5 million for the year ended December 31, 2018, from $735.4 million for the year ended December 31, 2017. The decrease was primarily attributable to lower incentive income from POF IV, which started paying incentive income in the second quarter of 2017, partially offset by higher incentive income from Opps VIII and Opps VIIb. Tax-related incentive income represented $117.7 million and $81.2 million for 2018 and 2017, respectively.

Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2018	2017
Income (loss) from investments in funds:	(in thousands)
Oaktree funds:
Credit	$39,870	$96,095
Private Equity	11,298	22,373
Real Assets	22,050	19,511
Listed Equities	(43,650)	32,855
Non-Oaktree	19,563	6,898
Total investment income	$49,131	$177,732
Investment income decreased $128.6 million, or 72.4%, to $49.1 million for the year ended December 31, 2018, from $177.7 million for the year ended December 31, 2017. The decrease primarily reflected lower returns on our Listed Equities, Credit and Private Equity investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $17.8 million, or 4.7%, to $399.7 million for the year ended December 31, 2018, from $381.9 million for the year ended December 31, 2017. The increase reflected higher expenses relating to the infrastructure investing team that Oaktree acquired in 2014 and higher headcount.  In 2017, a portion of the expenses attributable to the infrastructure investing team were paid for by a legacy Highstar fund.  That fund stopped paying management fees in the fourth quarter of 2017, and thereafter Oaktree became responsible for all of the expenses of the infrastructure team.
Equity-based Compensation
Equity-based compensation expense increased $3.3 million, or 6.2%, to $56.9 million for the year ended December 31, 2018, from $53.6 million for the year ended December 31, 2017.
Incentive Income Compensation
Incentive income compensation expense decreased $164.7 million, or 40.9%, to $238.1 million for the year ended December 31, 2018, from $402.8 million for the year ended December 31, 2017. The decrease reflected the decline in incentive income, as well as variations in the overall compensation percentages.
General and Administrative
General and administrative expense increased $21.8 million, or 16.5%, to $154.1 million for the year ended December 31, 2018, from $132.3 million for the year ended December 31, 2017. The increase primarily reflected higher placement costs associated with fundraising for closed-end and evergreen funds and expenses relating to the infrastructure investing team.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.2 million, or 2.2%, to $9.0 million for the year ended December 31, 2018, from $9.2 million for the year ended December 31, 2017.
Interest Expense, Net of Interest Income
Interest expense, net decreased $17.2 million, or 65.2%, to $9.2 million for the year ended December 31, 2018, from $26.4 million for the year ended December 31, 2017. The decrease reflected the refinancing of our senior notes in the fourth quarter of 2017 and higher interest income.

Other Income (Expense), Net
Other income (expense), net was income of $5.5 million for the year ended December 31, 2018, as compared to expense of $20.4 million for the year ended December 31, 2017. The current-year income primarily reflected gains associated with non-operating corporate activities. The prior-year expense primarily reflected the $22.0 million make-whole premium expensed in the fourth quarter of 2017 in connection with the early repayment of our 2019 Notes.
Adjusted Net Income
ANI decreased $227.5 million, or 32.4%, to $473.6 million for the year ended December 31, 2018, from $701.1 million for the year ended December 31, 2017. The decrease primarily reflected declines of $128.6 million in investment income, $75.2 million in incentive income, net of incentive income compensation expense (“net incentive income”), and $63.6 million in fee-related earnings, partially offset by $25.9 million in higher other income, net, and $17.2 million in lower net interest expense.
Income Taxes-Class A
Income taxes decreased $12.2 million, or 37.3%, to $20.5 million for the year ended December 31, 2018, from $32.7 million for the year ended December 31, 2017, primarily reflecting lower adjusted net income-Class A before income taxes. The effective tax rates applied to ANI for 2018 and 2017 were 10% and 11%, respectively. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings and certain incentive and investment income rises, and vice versa.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Adjusted Revenues
Management Fees
A summary of management fees is set forth below:

	Year Ended December 31,
	2017	2016
	(in thousands)
Management Fees:
Closed-end funds	$522,338	$575,290
Open-end funds	162,402	156,533
Evergreen funds	62,521	53,850
DoubleLine	67,314	61,405
Total	$814,575	$847,078

Management fees decreased $32.5 million, or 3.8%, to $814.6 million for the year ended December 31, 2017, from $847.1 million for the year ended December 31, 2016, for the reasons described below.

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

•
DoubleLine.    Management fees attributable to DoubleLine increased $5.9 million, or 9.6%, to $67.3 million for the year ended December 31, 2017, from $61.4 million for the year ended December 31, 2016, primarily reflecting growth in AUM.

Incentive Income
A summary of incentive income is set forth below:

	Year Ended December 31,
	2017	2016
	(in thousands)
Incentive Income:
Closed-end funds	$687,413	$320,866
Evergreen funds	43,811	34,286
DoubleLine	4,179	4,726
Total	$735,403	$359,878
Incentive income increased $375.5 million, or 104.3%, to $735.4 million for the year ended December 31, 2017, from $359.9 million for the year ended December 31, 2016. The increase was primarily attributable to $427.8 million of incentive income from POF IV, which started paying incentive income in the second quarter of 2017. Tax-related incentive income represented $81.2 million and $72.7 million in 2017 and 2016, respectively.
Investment Income
A summary of investment income is set forth below:

	Year Ended December 31,
	2017	2016
Income from investments in funds:	(in thousands)
Oaktree funds:
Credit	$96,095	$81,192
Private Equity	22,373	34,422
Real Assets	19,511	11,025
Listed Equities	32,855	22,646
Non-Oaktree	6,898	5,961
Total investment income	$177,732	$155,246
Investment income increased $22.5 million, or 14.5%, to $177.7 million for the year ended December 31, 2017, from $155.2 million for the year ended December 31, 2016. Excluding the $22.7 million impairment charge taken in the first quarter of 2016 on investments in certain of our CLOs, investment income decreased $0.2 million.
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
Adjusted Net Income
ANI increased $128.7 million, or 22.5%, to $701.1 million for the year ended December 31, 2017, from $572.4 million for the year ended December 31, 2016, primarily reflecting increases of $142.4 million in net incentive income and $22.5 million in investment income, partially offset by $26.1 million in lower fee-related earnings and $12.0 million in higher other expense, net.
Income Taxes-Class A
Income taxes decreased $7.1 million, or 17.8%, to $32.7 million for the year ended December 31, 2017, from $39.8 million for the year ended December 31, 2016, primarily reflecting a lower effective tax rate for 2017, partially offset by higher adjusted net income-Class A before income taxes. The effective tax rates applied to ANI for 2017 and 2016 were 11% and 17%, respectively. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and often vary significantly within or between years. In general, the annual effective tax rate increases as the proportion of ANI arising from fee-related earnings, DoubleLine-related investment income, and certain incentive and investment income rises, and vice versa.

Distributable Earnings
Distributable earnings are set forth below:

	Year Ended December 31,
	2018	2017	2016
Distributable Earnings:	(in thousands)

Adjusted net income	$473,573	$701,100	$572,374
Investment income	(49,131)	(177,732)	(155,246)
Realized investment income proceeds (1)	150,486	128,468	66,390
Equity-based compensation	56,894	53,639	50,098
Other (income) expense, net (2)	(10,980)	21,962	—
Operating Group income taxes	(7,760)	(7,632)	(4,635)
Distributable earnings	$613,082	$719,805	$528,981

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Distributable earnings decreased $106.7 million, or 14.8%, to $613.1 million for the year ended December 31, 2018, from $719.8 million for the year ended December 31, 2017. The decrease primarily reflected declines of $75.2 million in net incentive income, $63.6 million in fee-related earnings and $7.1 million in other income (expense), net, partially offset by $22.0 million in higher realized investment income proceeds and $17.2 million in lower net interest expense. For 2018 and 2017, realized investment income proceeds totaled $150.5 million and $128.5 million, respectively. The portion of distributable earnings attributable to our Class A units was $3.61 and $4.18 per unit for 2018 and 2017, respectively, reflecting distributable earnings per Operating Group unit of $3.91 and $4.62, respectively, less preferred unit distributions and costs borne by Class A unitholders.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Distributable earnings increased $190.8 million, or 36.1%, to $719.8 million for the year ended December 31, 2017, from $529.0 million for the year ended December 31, 2016, reflecting increases of $142.4 million in net incentive income and $62.1 million in realized investment income proceeds, partially offset by $26.1 million in lower fee-related earnings. For 2017 and 2016, realized investment income proceeds totaled $128.5 million and $66.4 million, respectively. The portion of distributable earnings attributable to our Class A units was $4.18 and $2.88 per unit for 2017 and 2016, respectively, reflecting distributable earnings per Operating Group unit of $4.62 and $3.42, respectively, less costs borne by Class A unitholders.
Fee-related Earnings
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Fee-related earnings decreased $63.6 million, or 21.8%, to $227.6 million for the year ended December 31, 2018, from $291.2 million for the year ended December 31, 2017, primarily reflecting $24.2 million in lower management fees, $17.8 million in higher compensation and benefits expense and $21.8 million in higher general and administrative expense. The portion of fee-related earnings attributable to our Class A units was $1.36 and $1.60 per unit for 2018 and 2017, respectively.
The effective tax rates applicable to fee-related earnings for the years ending December 31, 2018 and 2017 were 5% and 14%, respectively.  In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Fee-related earnings decreased $26.1 million, or 8.2%, to $291.2 million for the year ended December 31, 2017, from $317.3 million for the year ended December 31, 2016, primarily reflecting the $32.5 million decline in management fees, partially offset by $3.4 million in lower general and administrative expenses. The portion of fee-related earnings attributable to our Class A units was $1.60 and $1.67 per unit for 2017 and 2016, respectively.
The effective tax rates applicable to fee-related earnings for the years ended December 31, 2017 and 2016 were 14% and 18%, respectively. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Reconciliation of GAAP to Non-GAAP Results
The following table reconciles net income attributable to Oaktree Capital Group, LLC Class A unitholders to adjusted net income, fee-related earnings and distributable earnings.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income attributable to OCG Class A unitholders	$211,141	$231,494	$194,705
Preferred unit distributions	12,277	—	—
Incentive income (1)	(180,595)	(13,653)	1,407
Incentive income compensation (1)	100,558	13,653	(1,407)
Investment income (2)	18,251	(30,613)	(21,814)
Equity-based compensation (3)	6,095	5,698	13,626
Foreign-currency hedging (4)	(2,506)	1,453	1,496
Acquisition-related items (5)	4,974	1,838	(924)
Income taxes (6)	24,779	215,442	42,519
Non-Operating Group (income) expenses (7)	632	(144,143)	1,176
Non-controlling interests (7)	277,967	419,931	341,590
Adjusted net income (10)	473,573	701,100	572,374
Incentive income	(495,535)	(735,403)	(359,878)
Incentive income compensation	238,117	402,828	169,683
Investment (income) loss	(49,131)	(177,732)	(155,246)
Equity-based compensation (8)	56,894	53,639	50,098
Interest expense, net of interest income	9,187	26,375	31,845
Other (income) expense, net	(5,506)	20,364	8,392
Fee-related earnings (10)	227,599	291,171	317,268
Incentive income	495,535	735,403	359,878
Incentive income compensation	(238,117)	(402,828)	(169,683)
Realized investment income proceeds (9)	150,486	128,468	66,390
Interest expense, net of interest income	(9,187)	(26,375)	(31,845)
Other (income) expense, net	(5,474)	1,598	(8,392)
Operating Group income taxes	(7,760)	(7,632)	(4,635)
Distributable earnings (10)	$613,082	$719,805	$528,981

(1)	This adjustment adds back the effect of timing differences associated with the recognition of incentive income and incentive income compensation expense between GAAP and adjusted net income.

(2)	This adjustment adds back the effect of differences in the recognition of investment income related to corporate investments in CLOs between GAAP and adjusted net income.

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per unit data)

Adjusted net income	$473,573	$701,100	$572,374
Preferred unit distributions	(12,277)	—	—
Adjusted net income after preferred unit distributions	461,296	701,100	572,374
Adjusted net income attributable to OCGH non-controlling interest	(254,902)	(412,593)	(340,718)
Non-Operating Group income (expense)	(632)	(921)	(1,176)
Income taxes-Class A	(20,531)	(32,707)	(39,756)
Adjusted net income-Class A	$185,231	$254,879	$190,724
Adjusted net income per Class A unit	$2.63	$3.97	$3.05
Weighted average number of Class A units outstanding	70,526	64,148	62,565

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per unit data)
Fee-related earnings	$227,599	$291,171	$317,268
Fee-related earnings attributable to OCGH non-controlling interest	(125,340)	(171,211)	(188,914)
Non-Operating Group expenses	(1,195)	(1,059)	(1,051)
Fee-related earnings-Class A income taxes	(5,273)	(16,394)	(22,945)
Fee-related earnings-Class A	$95,791	$102,507	$104,358
Fee-related earnings per Class A unit	$1.36	$1.60	$1.67
Weighted average number of Class A units outstanding	70,526	64,148	62,565

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per unit data)
Distributable earnings	$613,082	$719,805	$528,981
Preferred unit distributions	(12,277)	—	—
Distributable earnings after preferred unit distributions	600,805	719,805	528,981
Distributable earnings attributable to OCGH non-controlling interest	(331,628)	(423,495)	(315,000)
Non-Operating Group income (expense)	(632)	(921)	(1,176)
Distributable earnings-Class A income taxes	1,336	(5,394)	(11,939)
Tax receivable agreement	(15,578)	(21,608)	(20,469)
Distributable earnings-Class A	$254,303	$268,387	$180,397
Distributable earnings per Class A unit	$3.61	$4.18	$2.88
Weighted average number of Class A units outstanding	70,526	64,148	62,565

The following table reconciles GAAP revenues to adjusted revenues, fee-related earnings revenues and distributable earnings revenues.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
GAAP revenues	$1,386,079	$1,469,767	$1,125,746
Consolidated funds (1)	(45,824)	100,920	57,737
Incentive income (2)	(180,595)	(13,653)	1,407
Investment income (3)	175,361	170,676	177,312
Adjusted revenues	1,335,021	1,727,710	1,362,202
Incentive income	(495,535)	(735,403)	(359,878)
Investment income	(49,131)	(177,732)	(155,246)
Fee-related earnings revenues	790,355	814,575	847,078
Incentive income	495,535	735,403	359,878
Realized investment income proceeds	150,486	128,468	66,390
Distributable earnings revenues	$1,436,376	$1,678,446	$1,273,346

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

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	As of or for the Year Ended December 31, 2018
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$712,020	$78,335	$790,355
Incentive income (1)	674,059	(178,524)	495,535
Investment income (1)	157,110	(107,979)	49,131
Total expenses (2)	(1,000,571)	142,804	(857,767)
Interest expense, net (3)	(160,111)	150,924	(9,187)
Other income (expense), net (4)	7,782	(2,276)	5,506
Other income of consolidated funds (5)	99,035	(99,035)	—
Income taxes	(24,779)	24,779	—
Net loss attributable to non-controlling interests in consolidated funds	41,691	(41,691)	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(282,818)	282,818	—
Net income attributable to preferred unitholders	(12,277)	12,277	—
Net income attributable to OCG Class A unitholders / ANI	$211,141	$262,432	$473,573

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $72,113 to management fees and $2,000 to incentive income, (c) for management fees, reclassifies $3,449 of net losses related to foreign-currency hedging activities from general and administrative expense and $13,257 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for ANI, (d) for incentive income, includes $180,595 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $18,251 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $6,095 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $13,508, (c) expenses incurred by the Intermediate Holding Companies of $1,565, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income of $100,558, (e) acquisition-related items of $4,974, (f) $2,847 of net losses related to foreign-currency hedging activities, and (g) $13,257 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for ANI.

(3)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(4)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $1,904 in net losses related to foreign-currency hedging activities from general and administrative expense and (b) $372 related to non-Operating Group expenses.

(5)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies investment income to revenues and interest income to interest expense, net.

	As of or for the Year Ended December 31, 2017
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$726,414	$88,161	$814,575
Incentive income (1)	743,353	(7,950)	735,403
Investment income (1)	201,289	(23,557)	177,732
Total expenses (2)	(1,025,343)	45,472	(979,871)
Interest expense, net (3)	(169,888)	143,513	(26,375)
Other income (expense), net (4)	138,519	(158,883)	(20,364)
Other income of consolidated funds (5)	290,580	(290,580)	—
Income taxes	(215,442)	215,442	—
Net income attributable to non-controlling interests in consolidated funds	(33,204)	33,204	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(424,784)	424,784	—
Net income attributable to OCG Class A unitholders / ANI	$231,494	$469,606	$701,100

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $67,314 to management fees and $4,179 to incentive income, (c) for management fees, reclassifies $1,332 of net gains related to foreign-currency hedging activities from general and administrative expense, (d) for incentive income, includes $13,653 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $30,613 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

(2)
The expense adjustment consists of (a) equity-based compensation expense of $5,698 related to unit grants made before our initial public offering, (b) consolidated fund expenses of $9,284, (c) expenses incurred by the Intermediate Holding Companies of $1,059, (d) the effect of timing differences in the recognition of incentive income compensation expense between net income attributable to OCG Class A unitholders and adjusted net income of $13,653, (e) acquisition-related items of $1,838, (f) adjustments of $14,180 related to amounts received for contractually reimbursable costs that are classified as other income under GAAP and as expenses for ANI, and (g) $240 of net gains related to foreign-currency hedging activities.

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

	As of or for the Year Ended December 31, 2016
	Consolidated	Adjustments	ANI
	(in thousands)
Management fees (1)	$774,587	$72,491	$847,078
Incentive income (1)	351,159	8,719	359,878
Investment income (1)	199,126	(43,880)	155,246
Total expenses (2)	(789,336)	39,745	(749,591)
Interest expense, net (3)	(120,610)	88,765	(31,845)
Other income (expense), net (4)	13,490	(21,882)	(8,392)
Other income of consolidated funds (5)	180,206	(180,206)	—
Income taxes	(42,519)	42,519	—
Net income attributable to non-controlling interests in consolidated funds	(22,921)	22,921	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(348,477)	348,477	—
Net income attributable to Oaktree Capital Group, LLC/Adjusted net income	$194,705	$377,669	$572,374

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassified DoubleLine investment income of $61,405 to management fees and $4,726 to incentive income, (c) for management fees, reclassifies $408 of net gains related to foreign-currency hedging activities from general and administrative expense, (d) for incentive income, includes $1,407 related to timing differences in the recognition of incentive income between net income attributable to OCG Class A unitholders and adjusted net income, and (e) for investment income, includes $21,814 related to corporate investments in CLOs, which under GAAP are marked-to-market but for ANI accounted for at amortized cost, subject to impairment.

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
The following table presents our GAAP condensed consolidating statement of financial condition:

	As of December 31, 2018
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$460,937	$—	$—	$460,937
U.S. Treasury and other securities	546,531	—	—	546,531
Corporate investments	1,771,230	—	(561,466)	1,209,764
Deferred tax assets	229,100	—	—	229,100
Receivables and other assets	980,465	—	(4,509)	975,956
Assets of consolidated funds	—	7,009,890	—	7,009,890
Total assets	$3,988,263	$7,009,890	$(565,975)	$10,432,178
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$566,234	$—	$461	$566,695
Due to affiliates	188,367	—	—	188,367
Debt obligations	745,945	—	—	745,945
Liabilities of consolidated funds	—	5,511,981	(30,149)	5,481,832
Total liabilities	1,500,546	5,511,981	(29,688)	6,982,839
Non-controlling redeemable interests in consolidated funds	—	—	961,622	961,622
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	994,779	244,599	(244,599)	994,779
Non-controlling interest in consolidated subsidiaries	1,092,354	291,688	(291,688)	1,092,354
Non-controlling interest in consolidated funds	—	961,622	(961,622)	—
Total capital	2,487,717	1,497,909	(1,497,909)	2,487,717
Total liabilities and capital	$3,988,263	$7,009,890	$(565,975)	$10,432,178

Corporate Investments

	As of December 31,
	2018	2017
	(in thousands)
Oaktree funds:
Credit	$983,547	$937,277
Private Equity	237,913	247,546
Real Assets	357,382	263,732
Listed Equities	94,736	137,941
Non-Oaktree	86,907	82,096
Total corporate investments – Non-GAAP	1,760,485	1,668,592
Adjustments (1)	10,745	22,957
Total corporate investments – Oaktree and operating subsidiaries	1,771,230	1,691,549
Eliminations	(561,466)	(681,918)
Total corporate investments – Consolidated	$1,209,764	$1,009,631

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of December 31, 2018, Oaktree and its operating subsidiaries had $1.0 billion of cash and U.S. Treasury and other securities, and $746 million in outstanding debt, which included no borrowings outstanding against its $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $1.8 billion as of December 31, 2018.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of December 31, 2018, corporate investments of $1.8 billion included unrealized investment income proceeds of $295 million, of which $125 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
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
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016 are discussed below.
Operating Activities
Operating activities used $617.0 million, $336.3 million and $317.9 million of cash in 2018, 2017 and 2016, respectively. These amounts principally reflected net income, net of non-cash adjustments, in each respective period and net purchases of securities of the consolidated funds.
Investing Activities
Investing activities used $493.2 million of cash in 2018, provided $343.0 million of cash in 2017 and used $98.6 million of cash in 2016. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net purchases of $370.0 million in 2018, net proceeds of $581.2 million in 2017 and net purchases of $96.5 million in 2016. Corporate investments in funds and companies of $442.2 million, $158.7 million and $113.5 million in 2018, 2017 and 2016, respectively, consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Funds	$739.2	$487.2	$238.8
Eliminated in consolidation	(297.0)	(328.5)	(125.3)
Total investments	$442.2	$158.7	$113.5

Distributions and proceeds from corporate investments in funds and companies of $324.9 million, $264.2 million and $181.8 million in 2018, 2017 and 2016, respectively, consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Funds	$562.9	$369.6	$291.1
Eliminated in consolidation	(238.0)	(105.4)	(109.3)
Total investments	$324.9	$264.2	$181.8

Purchases of fixed assets were $5.8 million, $29.4 million and $70.4 million in 2018, 2017 and 2016, respectively, with 2016 including a deposit on a new corporate aircraft. Additionally, 2017 included a $319.4 million payment for the BDC acquisition and $5.0 million in proceeds from the sale of a prior corporate aircraft.
Financing Activities
Financing activities provided $995.0 million of cash in 2018, used $51.0 million of cash in 2017 and provided $763.3 million of cash in 2016. Financing activities included: (a) net contributions from non-controlling interests in consolidated funds of $112.2 million, $183.1 million and $84.3 million in 2018, 2017 and 2016, respectively; (b) net borrowings on credit facilities of the consolidated funds of $0, $331.8 million and $368.0 million in 2018, 2017 and 2016, respectively; (c) distributions to unitholders of $507.7 million, $562.0 million and $394.5 million in 2018, 2017 and 2016, respectively; (d) net unit purchases of $12.0 million, $12.3 million and $12.8 million in 2018, 2017 and 2016, respectively; (e) payments of debt issuance costs of $4.0 million, $8.2 million and $14.3 million in 2018, 2017 and 2016, respectively; and (f) proceeds from debt obligations issued by our CLOs of $1,741.3 million, $1,709.6 million and $839.4 million in 2018, 2017 and 2016, respectively. Additionally, (a) 2018 included $400.6 million in net proceeds from the issuance of preferred units, (b) 2018 and 2017 included repayments of $730.5 million and $1,688.2 million related to CLO debt obligations that were refinanced, (c) 2017 included proceeds from the issuance of $250.0 million of senior notes due 2032, which were used to repay $250.0 million of senior notes due 2019, and (d) 2016 included the maturity of $100.0 million in senior notes and $100.0 million in proceeds from the issuance of senior notes, which were used to repay $100.0 million of borrowings outstanding under our $250.0 million term loan due 2021.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our preferred unitholders in accordance with their contractual terms and our Class A unitholders pursuant to our distribution policy for our common units as described in this annual report. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our Class A units or preferred units in open market or privately negotiated purchases or otherwise, redeem our Class A units or preferred units pursuant to the terms of their respective governing documents, or repurchase OCGH units. Our board of directors has authorized our executive committee to make decisions in its discretion to repurchase our Class A units, from time to time, on an opportunistic basis.
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
Debt Financings
In March 2018, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Third Amendment, the “Credit Agreement”). The Credit Agreement consists of a $150 million fully-funded term loan, and a $500 million revolving credit facility (the “Revolver”). The Fourth Amendment extended the maturity date of the Credit Agreement from March 31, 2021 to March 29, 2023, at which time the entire remaining principal balance of $150 million will be due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The

Fourth Amendment also favorably updated the commitment fee in the corporate ratings-based pricing grid, increased the maximum leverage ratio and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.10% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fourth Amendment) covenants regarding a maximum leverage ratio of 3.50-to-1.00 and a minimum required level of assets under management (as defined in the credit agreement). As of December 31, 2018, we had no outstanding borrowings under our $500 million revolving credit facility.
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
On August 9, 2018, we issued 9,400,000 of our 6.550% Series B preferred units representing limited liability company interests with a liquidation preference of $25.00 per unit. The issuance resulted in $226.9 million in net proceeds to us. Distributions on the Series B preferred units, when and if declared by the board of directors of Oaktree, will be paid quarterly on March 15, June 15, September 15 and December 15 of each year. The first distribution was paid on December 17, 2018. Distributions on the Series B preferred units are non-cumulative.
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
Assuming no further material changes in the relevant tax law and that Oaktree earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of December 31, 2018, future payments of this nature were estimated to aggregate $13.4 million over the period ending approximately in 2029 with respect to the 2007 private offering, $32.4 million over the period ending approximately in 2034 with respect to the initial public offering, $45.6 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $34.6 million over the period ending approximately in 2036 with respect to the public offering in March 2014, $29.4 million over the period ending approximately in 2037 with respect to the public offering in March 2015, and $32.3 million over the period ending approximately in 2040 with respect to the public offering in February 2018. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
For the years ended December 31, 2018, 2017 and 2016, respectively, $20.7 million, $20.0 million and $18.8 million were paid under the tax receivable agreement.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2018:

	2019	2020-2021	2022-2023	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$19,377	$36,729	$33,978	$85,745	$175,829
Debt obligations payable (2)	—	—	150,000	600,000	750,000
Interest obligations on debt (3)	28,340	52,908	46,630	148,623	276,501
Tax receivable agreement	14,363	31,070	32,342	110,097	187,872
Contingent consideration (4)	8,361	—	—	—	8,361
Commitments to Oaktree and third-party funds (5)	385,830	—	—	—	385,830
Subtotal	456,271	120,707	262,950	944,465	1,784,393
Consolidated Funds:
Debt obligations payable (2)	—	—	—	870,098	870,098
Interest obligations on debt (3)	32,870	65,740	65,740	153,119	317,469
Debt obligations of CLOs (2)	228,396	—	—	3,982,146	4,210,542
Interest on debt obligations of CLOs (3)	106,866	212,553	212,553	552,523	1,084,495
Commitments to fund investments (6)	13,832	—	—	—	13,832
Total	$838,235	$399,000	$541,243	$6,502,351	$8,280,829

(1)
We lease our office space under agreements that expire periodically through 2031. The table includes both guaranteed and expected minimum lease payments for these leases and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as such are not recorded as liabilities in our consolidated financial statements.

(2)	These obligations represent future principal payments, gross of debt issuance costs, and for CLOs, the par value.

(3)	Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.

(4)
This represents the undiscounted contingent consideration obligation as of December 31, 2018. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2019 column. Please see note 17 to our consolidated financial statements for more information.

(5)
These obligations represent commitments by us to provide general partner capital funding to our funds and limited partner capital funding to funds managed by unaffiliated third parties. These amounts are generally due on demand and are therefore presented in the 2019 column. Capital commitments are expected to be called over a period of several years.

(6)
These obligations represent commitments by our funds to make investments or fund uncalled contingent commitments. These amounts are generally due either on demand or by various contractual dates that vary by investment and are therefore presented in the 2019 column. Capital commitments are expected to be called over a period of several years.

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our consolidated financial statements as of December 31, 2018.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. Please see note 17 to our consolidated financial statements included elsewhere in this annual report for information on our commitments and contingencies.
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
Revenue Recognition
On January 1, 2018, we adopted the new revenue recognition standard on a modified retrospective basis. As a result, prior period amounts continue to be reported under historic GAAP. Upon adoption, we recorded a cumulative-effect increase to unitholders’ capital as of January 1, 2018 of $48.7 million, net of tax. This adjustment relates to incentive income that would have met the “probable that significant reversal will not occur” criteria as of January 1, 2018 under the new revenue standard.
We earn management fees and incentive income from the investment advisory services we provide to our customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We typically enter into contracts with investment funds to provide investment management and administrative services. These services are generally capable of being distinct and each is accounted for as separate performance obligations comprised of distinct service periods because the services are performed over time. We determined that for accounting purposes the investment funds are generally considered to be the customers with respect to commingled funds, while the individual investors are the customers with respect to separate account and fund-of-one vehicles. We receive management fees and/or incentive income with respect to our investment management services, and we are reimbursed by the funds for expenses incurred or paid on behalf of the funds with respect to our investment advisory services and our administrative services. We evaluate whether we are the principal (i.e., report as management fees on a gross basis) or agent (i.e., report as management fees on a net basis) with respect to each performance obligation and associated reimbursement arrangements.
Management Fees
Management fees are recognized over the period in which the investment management services are performed because customers simultaneously consume and receive benefits that are satisfied over time. The contractual terms of management fees generally vary by fund structure. For most closed-end funds, the management fee rate is applied against committed capital during the fund’s investment period and the lesser of total funded capital or cost basis of assets in the liquidation period. Certain closed-end funds pay management fees during the investment period based on drawn capital or cost basis. Additionally, for closed-end funds that pay management fees based on committed capital, we may elect to delay the start of the fund’s investment period and thus its full management fees, in which case we earn management fees based on drawn capital, and in certain cases outstanding borrowings under a fund-level credit facility made in lieu of drawing capital, until we elect to start the fund’s investment period. Our right to receive management fees typically ends after 10 or 11 years from either the initial closing date or the start of the investment period, even if assets remain in the fund. In the case of CLOs, the management fee is based on the aggregate par value of collateral assets and principal cash, as defined in the applicable CLO indentures, and a portion of the management fees is dependent on the sufficiency of the particular vehicle’s cash flow. For open-end and evergreen funds, the management fee is generally based on the NAV of the fund. For the publicly-traded BDCs, the management fee is based on gross assets (including assets acquired with leverage), net of cash. In the case of certain open-end fund accounts, we have the potential to earn performance-based fees, typically in reference to a relevant benchmark index or hurdle rate, which are classified as management fees. We also earn quarterly incentive fees on the investment income from certain evergreen funds, such as the publicly-traded BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
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
The ultimate amount of management fees that will be earned over the life of the contract is subject to a large number and broad range of possible outcomes due to market volatility and other factors outside of our control. As a result, the amount of revenue earned in any given period is generally determined at the end of each reporting period and relates to services performed during that period.
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. Incentive income is recognized when it is probable that a significant reversal will not occur. Revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Potential incentive income is highly susceptible to market volatility, the judgment and actions of third parties, and other factors outside of our control. Our experience has demonstrated little predictive value in the amount of potential incentive income ultimately earned due to the highly uncertain nature of returns inherent in the markets and contingencies associated with many realization events. As a result, the amount of incentive income recognized in any given period is generally determined after giving consideration to a number of factors, including whether the fund is in its investment or liquidation period, and the nature and level of risk associated with changes in fair value of the remaining assets in the fund. In general, it would be unlikely that any amount of potential incentive income would be recognized until (a) the uncertainty is resolved or (b) the fund is near final liquidation, assets are under contract for sale or are of low risk of significant fluctuation in fair value, and the assets are significantly in excess of the threshold at which incentive income would be earned.
Incentives received by us before the revenue recognition criteria have been met are deferred and recorded as a deferred incentive income liability. In addition, we may receive tax distributions related to taxable income allocated by funds, which are treated as an advance of incentive income and subject to the same revenue recognition criteria. Tax distributions are contractually not subject to clawback.
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
Fair Value Option
We have elected the fair value option for certain corporate investments that otherwise would not have reflected unrealized gains and losses in current-period earnings. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Unrealized gains and losses resulting from changes in fair value are reflected as a component of investment income in the consolidated statements of operations. Our accounting for these investments is similar to our accounting for investments held by the consolidated funds at fair value and the valuation methods are consistent with those used to determine the fair value of the consolidated funds’ investments.
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
The table below summarizes the fair value of the investments and other financial instruments held by our consolidated funds by fund structure and fair-value hierarchy levels and the debt obligations of our CLOs for each period presented in our consolidated statements of financial condition (in thousands):

As of December 31, 2018	Level I	Level II	Level III	Total

Closed-end funds	$—	$5,331,300	$93,428	$5,424,728
Open-end funds	1,386	790,203	183,965	975,554
Evergreen funds	21,311	60,475	48,529	130,315
Total	$22,697	$6,181,978	$325,922	$6,530,597

CLO debt obligations	$—	$(4,127,994)	$—	$(4,127,994)

As of December 31, 2017
Closed-end funds	$4,430	$4,598,334	$117,527	$4,720,291
Open-end funds	3,813	548,361	48,788	600,962
Evergreen funds	131,598	(87)	121,087	252,598
Total	$139,841	$5,146,608	$287,402	$5,573,851

CLO debt obligations	$—	$(3,219,592)	$—	$(3,219,592)

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
We formally document at inception the hedge relationship, including identification of the hedging instrument and the hedged item, as well as the risk management objectives, the strategy for undertaking the hedge transaction, and the evaluation of effectiveness of the hedged transaction. On a quarterly basis, we formally assess whether the derivative we designated in each hedging relationship has been and is expected to remain highly effective in offsetting changes in the estimated fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the balance remaining in other comprehensive income (loss) is released to earnings. As of December 31, 2018, there were no derivatives outstanding that were designated as hedging instruments for accounting purposes.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs, deferred equity units and other performance-based units, and is calculated based on the grant-date fair value of the unit award. With respect to forfeitures, we made an accounting policy election to account for forfeitures when they occur in connection with the adoption of accounting guidance in the first quarter of 2017. Please see note 2 in our consolidated financial statements included elsewhere in this annual report. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017.

A contemporaneous valuation report is utilized in determining fair value at the date of grant for OCGH unit awards. Each valuation report is based on the market price of the Class A units as well as other pertinent factors. A discount is then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards, if applicable. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of publicly-traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability applicable to OCGH units include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are expensed on a straight-line basis over the requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that we grant to our investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. We have an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. Our determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on our assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income. Incentive income compensation is generally expensed in the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by us or paid to the participant.
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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of December 31, 2018, we had investments at fair value of $6.5 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $653.1 million. Of this decline, approximately $210.1 million would impact net income and $95.8 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the years ended December 31, 2018 and 2017, NAV-based management fees represented approximately 37% and 33%, respectively, of total management fees. Based on investments held as of December 31, 2018, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.7 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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

Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of December 31, 2018, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $338.1 million decrease in the amount of investment income. The estimated decline of $338.1 million is greater than 10% of the December 31, 2018 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the year ended December 31, 2018, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $11.0 million;

•	our operating expenses would have increased by $14.0 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $1.6 million; and

•	our income tax expense would have decreased by $0.3 million.
These movements would have decreased our net income attributable to OCG Class A unitholders by $1.1 million.
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

Interest-rate Risk
As of December 31, 2018, Oaktree and its operating subsidiaries had $745.9 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of December 31, 2018, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate cash and U.S. Treasury and other securities as of December 31, 2018, we estimate that Oaktree and its operating subsidiaries would generate an additional $10.1 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of December 31, 2018, the consolidated funds had $5.1 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $46.6 million in the event interest rates were to increase by 100 basis points.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Unitholders and Board of Directors of Oaktree Capital Group, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Oaktree Capital Group, LLC (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital for each of three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm
To the Unitholders and Board of Directors of Oaktree Capital Group, LLC

Opinion on Internal Control over Financial Reporting

We have audited Oaktree Capital Group, LLC’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oaktree Capital Group, LLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive income, cash flows and changes in unitholders’ capital for each for three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 22, 2019

Oaktree Capital Group, LLC
Consolidated Statements of Financial Condition
($ in thousands)

	As of December 31,
	2018	2017
Assets
Cash and cash-equivalents	$460,937	$481,631
U.S. Treasury and other securities	546,531	176,602
Corporate investments (includes $74,899 and $50,778 measured at fair value as of December 31, 2018 and 2017, respectively)	1,209,764	1,009,631
Due from affiliates	442,912	223,224
Deferred tax assets	229,100	202,460
Other assets	533,044	564,529
Assets of consolidated funds:
Cash and cash-equivalents	370,790	477,834
Investments, at fair value	6,531,385	5,660,540
Dividends and interest receivable	26,792	21,144
Due from brokers	11,599	54,289
Receivable for securities sold	65,884	141,582
Derivative assets, at fair value	2,464	731
Other assets	976	599
Total assets	$10,432,178	$9,014,796
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$437,966	$274,984
Accounts payable, accrued expenses and other liabilities	128,729	158,716
Due to affiliates	188,367	177,873
Debt obligations	745,945	746,274
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	31,000	18,111
Payables for securities purchased	450,172	580,906
Securities sold short, at fair value	2,609	86,467
Derivative liabilities, at fair value	643	953
Distributions payable	4,885	7,354
Borrowings under credit facilities	864,529	862,401
Debt obligations of CLOs	4,127,994	3,219,592
Total liabilities	6,982,839	6,133,631
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	961,622	860,548
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of December 31, 2018	173,669	—
Series B preferred units, 9,400,000 units issued and outstanding as of December 31, 2018	226,915	—
Class A units, no par value, unlimited units authorized, 71,661,623 and 65,310,226 units issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Class B units, no par value, unlimited units authorized, 85,471,937 and 90,975,687 units issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Paid-in capital	893,043	788,413
Retained earnings	100,683	80,128
Accumulated other comprehensive income	1,053	443
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,395,363	868,984
Non-controlling interests in consolidated subsidiaries	1,092,354	1,121,237
Non-controlling interests in consolidated funds	—	30,396
Total unitholders’ capital	2,487,717	2,020,617
Total liabilities and unitholders’ capital	$10,432,178	$9,014,796

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Operations
(in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Management fees	$712,020	$726,414	$774,587
Incentive income	674,059	743,353	351,159
Total revenues	1,386,079	1,469,767	1,125,746
Expenses:
Compensation and benefits	(407,674)	(392,827)	(389,892)
Equity-based compensation	(62,989)	(59,337)	(63,724)
Incentive income compensation	(338,675)	(416,481)	(168,276)
Total compensation and benefits expense	(809,338)	(868,645)	(621,892)
General and administrative	(153,483)	(130,892)	(145,430)
Depreciation and amortization	(25,862)	(15,776)	(16,222)
Consolidated fund expenses	(11,888)	(10,030)	(5,792)
Total expenses	(1,000,571)	(1,025,343)	(789,336)
Other income (loss):
Interest expense	(160,111)	(169,888)	(120,610)
Interest and dividend income	287,155	215,119	165,066
Net realized gain (loss) on consolidated funds’ investments	(23,528)	20,400	27,593
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(164,592)	55,061	(12,453)
Investment income	157,110	201,289	199,126
Other income, net	7,782	138,519	13,490
Total other income	103,816	460,500	272,212
Income before income taxes	489,324	904,924	608,622
Income taxes	(24,779)	(215,442)	(42,519)
Net income	464,545	689,482	566,103
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	41,691	(33,204)	(22,921)
Net income attributable to non-controlling interests in consolidated subsidiaries	(282,818)	(424,784)	(348,477)
Net income attributable to Oaktree Capital Group, LLC	223,418	231,494	194,705
Net income attributable to preferred unitholders	(12,277)	—	—
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$211,141	$231,494	$194,705

Distributions declared per Class A unit	$2.97	$3.21	$2.25
Net income per unit (basic and diluted):
Net income per Class A unit	$2.99	$3.61	$3.11
Weighted average number of Class A units outstanding	70,526	64,148	62,565

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$464,545	$689,482	$566,103
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,363	(3,389)	6,579
Unrealized gain on interest rate swap designated as cash flow hedge	—	60	847
Other comprehensive income (loss), net of tax	1,363	(3,329)	7,426
Total comprehensive income	465,908	686,153	573,529
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	41,691	(33,204)	(22,921)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(283,571)	(422,805)	(352,894)
Comprehensive income attributable to OCG	224,028	230,144	197,714
Comprehensive income attributable to preferred unitholders	(12,277)	—	—
Comprehensive income attributable to OCG Class A unitholders	$211,751	$230,144	$197,714

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$464,545	$689,482	$566,103
Adjustments to reconcile net income to net cash used in operating activities:
Adoption of revenue recognition standard	48,709	—	—
Investment income	(157,110)	(201,289)	(199,126)
Depreciation and amortization	25,862	15,776	16,222
Equity-based compensation	62,989	59,337	63,724
Net realized and unrealized (gain) loss from consolidated funds’ investments	188,120	(75,461)	(15,140)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(4,999)	(3,816)	(6,583)
Income distributions from corporate investments in funds and companies	197,801	182,844	121,421
Other non-cash items	1,961	1,028	4,688
Cash flows due to changes in operating assets and liabilities:
Decrease in deferred tax assets	13,122	202,294	24,578
Decrease in other assets	10,745	7,818	23,833
Decrease in net due to affiliates	(241,067)	(184,616)	(105,401)
Increase (decrease) in accrued compensation expense	161,526	(9,143)	(34,915)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(22,537)	7,533	33,595
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(6,554)	(4,328)	(3,122)
Decrease in due from brokers	42,683	44,457	57,605
(Increase) decrease in receivables for securities sold	75,122	(101,668)	(21,200)
(Increase) decrease in other assets	(286)	(286)	25
Increase (decrease) in accounts payable, accrued expenses and other liabilities	13,632	2,802	(3,367)
Increase (decrease) in payables for securities purchased	(118,813)	259,652	149,575
Purchases of securities	(4,949,238)	(5,337,361)	(3,460,598)
Proceeds from maturities and sales of securities	3,576,770	4,108,640	2,470,177
Net cash used in operating activities	(617,017)	(336,305)	(317,906)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(1,048,083)	(610,474)	(874,480)
Proceeds from maturities and sales of U.S. Treasury and other securities	678,067	1,191,670	778,018
Corporate investments in funds and companies	(442,216)	(158,663)	(113,464)
Distributions and proceeds from corporate investments in funds and companies	324,898	264,226	181,769
Acquisition (BDCs)	—	(319,435)	—
Purchases of fixed assets	(5,816)	(29,413)	(70,430)
Proceeds from sale of fixed assets	—	5,048	—
Net cash provided by (used in) investing activities	(493,150)	342,959	(98,587)
(continued)

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Cash Flows – (Continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from issuance of debt obligations	$—	$250,000	$100,000
Repayments of debt obligations	—	(250,000)	(200,000)
Net proceeds from issuance of Class A units	219,750	—	—
Purchase of OCGH units	(219,525)	—	—
Repurchase and cancellation of units	(12,195)	(12,317)	(12,764)
Distributions to Class A unitholders	(210,941)	(206,212)	(141,561)
Distributions to preferred unitholders	(12,277)	—	—
Distributions to OCGH unitholders	(284,507)	(355,834)	(252,902)
Distributions to non-controlling interests	(4,921)	(4,784)	(6,888)
Net proceeds from issuance of preferred units	400,584	—	—
Payment of debt issuance costs	(2,235)	—	(1,310)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	447,260	331,764	144,060
Distributions to non-controlling interests	(335,041)	(148,617)	(59,757)
Proceeds from debt obligations issued by CLOs	1,741,258	1,709,592	839,448
Payment of debt issuance costs	(1,771)	(8,159)	(13,015)
Repayment on debt obligations issued by CLOs	(730,456)	(1,688,229)	—
Borrowings on credit facilities	—	702,100	1,025,333
Repayments on credit facilities	—	(370,336)	(657,317)
Net cash provided by (used in) financing activities	994,983	(51,032)	763,327
Effect of exchange rate changes on cash	(239)	39,285	(6,546)
Net increase (decrease) in cash and cash-equivalents	(115,423)	(5,093)	340,288
Initial consolidation (deconsolidation) of funds	(12,315)	5,358	—
Cash and cash-equivalents, beginning balance	959,465	959,200	3,331,102
Change in cash and cash-equivalents from adoption of accounting guidance	—	—	(2,712,190)
Cash and cash-equivalents, ending balance	$831,727	$959,465	$959,200

* * *
Supplemental cash flow disclosures:
Cash paid for interest	$131,113	$146,341	$99,740
Cash paid for income taxes	13,103	22,853	15,178

Supplemental disclosure of non-cash activities:
Net assets related to the initial consolidation of funds	$—	$296,971	$34,095
Net assets related to the deconsolidation of funds	8,165	—	—

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$460,937	$481,631	$291,470
Cash and cash-equivalents – Consolidated Funds	370,790	477,834	667,730
Total cash and cash-equivalents	$831,727	$959,465	$959,200

Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Consolidated Statements of Changes in Unitholders’ Capital
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
Unitholders' capital as of December 31, 2015	61,970	91,938	$—	$—	$735,166	$—	$(1,216)	$1,043,930	$30,214	$1,808,094
Activity for the year ended December 31, 2016:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	(12,912)	—	—	(109,709)	—	(122,621)
Issuance of units	1,420	630	—	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(108)	(207)	—	—	—	—	—	—	—	—
Cancellation of units	—	(589)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(250)	(14)	—	—	(12,200)	—	—	(564)	—	(12,764)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	745	—	—	—	—	745
Equity reallocation between controlling and non-controlling interests	—	—	—	—	14,388	—	—	(14,388)	—	—
Capital increase related to equity-based compensation	—	—	—	—	25,781	—	—	37,946	—	63,727
Distributions declared	—	—	—	—	(1,350)	(140,211)	—	(259,790)	(3,200)	(404,551)
Net income	—	—	—	—	—	194,705	—	348,477	1,933	545,115
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,666	3,913	—	6,579
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	—	343	504	—	847
Unitholders' capital as of December 31, 2016	63,032	91,758	—	—	749,618	54,494	1,793	1,050,319	28,947	1,885,171
Activity for the year ended December 31, 2017:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	(352)	352	—	—	—	—
Issuance of units	2,507	524	—	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(21)	—	—	—	—	—	—	—	—	—
Cancellation of units	—	(1,221)	—	—	—	—	—	—	—	—
Change in deferred taxes resulting from increase in Class A ownership percentage	—	—	—	—	475	—	—	—	—	475
Repurchase and cancellation of units	(208)	(85)	—	—	(9,073)	—	—	(3,244)	—	(12,317)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	23,151	—	—	(23,151)	—	—
Capital increase related to equity-based compensation	—	—	—	—	24,594	—	—	35,126	—	59,720
Distributions declared	—	—	—	—	—	(206,212)	—	(360,618)	(2,223)	(569,053)
Net income	—	—	—	—	—	231,494	—	424,784	3,672	659,950
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,374)	(2,015)	—	(3,389)
Unrealized gain on interest-rate swap designated as cash-flow hedge, net of tax	—	—	—	—	—	—	24	36	—	60
Unitholders’ capital as of December 31, 2017	65,310	90,976	—	—	788,413	80,128	443	1,121,237	30,396	2,020,617
Activity for the year ended December 31, 2018:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	20,355	—	28,354	—	48,709
Issuance of units	6,688	182	173,669	226,915	219,750	—	—	—	—	620,334
Cancellation of units associated with forfeitures	(115)	—	—	—	—	—	—	—	—	—
Cancellation of units	—	(582)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(221)	(5,104)	—	—	(228,469)	—	—	(3,251)	—	(231,720)
Purchase of non-controlling interests in subsidiary	—	—	—	—	(1,320)	—	—	(1,596)	—	(2,916)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	7,103	—	—	—	—	7,103
Equity reallocation between controlling and non-controlling interests	—	—	—	—	80,106	—	—	(80,106)	—	—
Capital increase related to equity-based compensation	—	—	—	—	27,460	—	—	33,573	—	61,033
Distributions declared	—	—	(6,890)	(5,387)	—	(210,941)	—	(289,428)	(29,635)	(542,281)
Net income	—	—	6,890	5,387	—	211,141	—	282,818	(761)	505,475
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	610	753	—	1,363
Unitholders’ capital as of December 31, 2018	71,662	85,472	$173,669	$226,915	$893,043	$100,683	$1,053	$1,092,354	$—	$2,487,717
Please see accompanying notes to consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements
December 31, 2018
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
December 31, 2018
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
December 31, 2018
($ in thousands, except where noted)

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
December 31, 2018
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
December 31, 2018
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
December 31, 2018
($ in thousands, except where noted)

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
December 31, 2018
($ in thousands, except where noted)

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
The Company earns management fees and incentive income from the investment advisory services it provides to its customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company typically enters into contracts with investment funds to provide investment management and administrative services. These services are generally capable of being distinct and each is accounted for as separate performance obligations comprised of distinct service periods because the services are performed over time. The Company determined that for accounting purposes the investment funds are generally considered to be the customers with respect to commingled funds, while the individual investors are the customers with respect to separate account and fund-of-one vehicles. The Company receives management fees and/or incentive income with respect to its investment management services, and it is reimbursed by the funds for expenses incurred or paid on behalf of the funds with respect to its investment advisory services and its administrative services. The Company evaluates whether it is the principal (i.e., report as management fees on a gross basis) or agent (i.e., report as management fees on a net basis) with respect to each performance obligation and associated reimbursement arrangements. The Company has elected to apply the variable consideration exemption for its fee arrangements with its customers. Please see note 4 for more information on revenues.
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
December 31, 2018
($ in thousands, except where noted)

incentive fees on the investment income from certain evergreen funds, such as the publicly-traded BDCs and other fund accounts, which are generally recurring in nature and reflected as management fees.
The ultimate amount of management fees that will be earned over the life of the contract is subject to a large number and broad range of possible outcomes due to market volatility and other factors outside of the Company’s control. As a result, the amount of revenue earned in any given period is generally determined at the end of each reporting period and relates to services performed during that period. The impact on management fees as a result of applying the new revenue standard for the year ended December 31, 2018 was an increase of $13.3 million. This amount relates to the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal. Such costs are presented in compensation and benefits and general and administrative expenses.
Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. Incentive income is recognized when it is probable that a significant reversal will not occur. Revenue recognition is typically met (a) for closed-end funds, only after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Potential incentive income is highly susceptible to market volatility, the judgment and actions of third parties, and other factors outside of the Company’s control. The Company’s experience has demonstrated little predictive value in the amount of potential incentive income ultimately earned due to the highly uncertain nature of returns inherent in the markets and contingencies associated with many realization events. As a result, the amount of incentive income recognized in any given period is generally determined after giving consideration to a number of factors, including whether the fund is in its investment or liquidation period, and the nature and level of risk associated with changes in fair value of the remaining assets in the fund. In general, it would be unlikely that any amount of potential incentive income would be recognized until (a) the uncertainty is resolved or (b) the fund is near final liquidation, assets are under contract for sale or are of low risk of significant fluctuation in fair value, and the assets are significantly in excess of the threshold at which incentive income would be earned. The impact on incentive income as a result of applying the new revenue standard for the year ended December 31, 2018 was a net increase of $80.0 million.
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
Total Compensation and Benefits
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or equity-based compensation, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes and phantom equity awards. Bonuses are generally accrued over the related service period. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period based on changes in Oaktree’s Class A unit trading price.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, OCGH equity value units (“EVUs”), deferred equity units and other performance-based units, and is calculated based on the grant-date fair value of the unit award. A contemporaneous valuation report is utilized in determining fair value at the date of grant for OCGH unit awards. Each valuation report is based on the market price of the Class A units as well as other pertinent factors. A discount is then applied to the Class A unit market price to reflect the lack of marketability for equity-classified awards, if applicable. The determination of an appropriate discount for lack of marketability is based on a review of discounts on the sale of restricted shares of

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

publicly-traded companies and multi-period put-based quantitative methods. Factors that influence the size of the discount for lack of marketability applicable to OCGH units include (a) the estimated time it would take for an OCGH unitholder to exchange units into Class A units, (b) the volatility of the Company’s business and (c) thin trading of the Class A units. Each of these factors is subject to significant judgment. Equity-based awards that do not require future service (i.e., awards vested at grant) are expensed immediately. Equity-based awards that require future service are expensed on a straight-line basis over the requisite service period. Cash-settled equity-based awards are classified as liabilities and are remeasured at the end of each reporting period.
With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur in connection with accounting guidance adopted in the first quarter of 2017 on a modified retrospective basis. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017. Prior to adoption of the guidance, the calculation of compensation expense assumed a forfeiture rate of up to 3.0% annually, based on expected employee turnover, and was revised annually or more frequently, as necessary, to adjust for actual forfeitures and to reflect expense only for those units that ultimately vest.
Incentive Income Compensation
Incentive income compensation expense primarily reflects compensation directly related to incentive income, which generally consists of percentage interests (sometimes referred to as “points”) that the Company grants to its investment professionals associated with the particular fund that generated the incentive income, and secondarily, compensation directly related to investment income. The Company has an obligation to pay a fixed percentage of the incentive income earned from a particular fund, including income from consolidated funds that is eliminated in consolidation, to specified investment professionals responsible for the management of the fund. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. The Company’s determination of the point at which it becomes probable and reasonably estimable that incentive income compensation expense should be recorded is based on its assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive income. Incentive income compensation is generally expensed in the period in which the underlying income is recognized. Payment of incentive income compensation generally occurs in the same period the related income is received or in the next period. Participation in incentive income generated by the funds is subject to forfeiture upon departure and to vesting provisions (generally over a period of five years), in each case, under certain circumstances set forth in the applicable governing documents. These provisions are generally only applicable to incentive income compensation that has not yet been recognized as an expense by the Company or paid to the participant.
Depreciation and Amortization
Depreciation and amortization expense includes costs associated with the purchase of furniture and equipment, capitalized software, office leasehold improvements, corporate aircraft and acquired intangibles. Furniture and equipment and capitalized software costs are depreciated using the straight-line method over the estimated useful life of the asset, generally three to five years beginning in the first full month after the asset is placed in service. Leasehold improvements are amortized using the straight-line method over the shorter of the respective estimated useful life or the lease term. Corporate aircraft are depreciated using the straight-line method over their estimated useful life. Acquired intangibles primarily relate to contractual rights and are amortized over their estimated useful lives on a straight-line basis, which range from seven to 25 years.
Other Income (Expense), Net
Other income (expense), net represents non-operating income or expense, including income related to amounts received from a legacy Highstar fund for contractually reimbursable costs in connection with the 2014 acquisition of the Highstar Capital team and certain Highstar entities (collectively “Highstar”). The legacy Highstar fund stopped paying management fees in the fourth quarter of 2017. As a result, the Company no longer receives such income. In addition, in 2017, other income (expense), net included $145.1 million of income related to the remeasurement of the Company’s tax receivable agreement liability in connection with the Tax Cuts and Jobs Act (the “Tax Act”) and a $22.0 million make-whole premium expense related to the early repayment of the Company’s $250.0 million 6.75% senior notes due 2019. Please see note 16 for more information on the Tax Act.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting unitholders’ capital that, under GAAP, are excluded from net income (loss). Other gains and losses result from foreign-currency translation adjustments, net of tax, and unrealized gains and losses on cash-flow hedges.
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
December 31, 2018
($ in thousands, except where noted)

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
December 31, 2018
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
December 31, 2018
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
December 31, 2018
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
Recent Accounting Developments
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while adding others. The guidance is effective for the Company in the first quarter of 2020, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on the consolidated financial statements.
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
December 31, 2018
($ in thousands, except where noted)

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
In February 2016, the FASB issued guidance that will require a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under current GAAP, operating leases are not recognized by a lessee in its statements of financial position. In general, the new asset and liability will each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company will adopt the guidance in the first quarter of 2019 under the simplified transition method. The simplified transition method allows companies to forgo the comparative reporting requirements initially required under the modified retrospective transition approach and apply the new guidance prospectively. The Company does not expect that adoption will have a material impact on the consolidated statements of operations because all of the Company’s leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a significant gross-up in total assets and total liabilities on the consolidated statements of financial position. As of December 31, 2018, the gross-up impact on total assets and total liabilities is estimated to be approximately $111.2 million and $141.2 million, respectively. The amount of the liability represents the aggregate discounted amount of the Company’s minimum lease obligations as of that date. The difference between the asset and liability amounts represents deferred rent liabilities and lease incentives as of December 31, 2018 that are netted against the asset amount.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

3. ACQUISITIONS
On October 17, 2017, the Company completed a transaction in which it became the new investment adviser to two business development companies (the “BDCs”): Oaktree Specialty Lending Corporation (NASDAQ: OCSL) and Oaktree Strategic Income Corporation (NASDAQ: OCSI). Upon the closing of the transaction (the “BDC acquisition”), the Company paid $320.0 million in cash to Fifth Street Management LLC (“FSM”), net of certain transaction-related expenses, for all of FSM’s right, title and interest in specified business records related to FSM’s then-existing investment advisory agreements with each BDC. The transaction was accounted for as an asset acquisition. The net purchase price was $319.4 million, consisting of the $320.0 million cash payment, net of certain transaction-related expenses and reimbursements received from the seller. Substantially all of the purchase price was allocated to finite-lived contractual rights. While FSM pledged cash and other assets with an estimated fair value of $56.2 million to indemnify the Company or the BDCs against potential claims or assessments, the Company determined that the amount of the potential liability associated with these claims could not be reasonably estimated as of the acquisition date so no amounts were recognized in purchase accounting related to the indemnification agreement. Please see note 17 for more information.
4. REVENUES
Revenues disaggregated by fund structure is set forth below. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem:

	Year Ended December 31,
	2018	2017	2016
Management Fees
Closed-end	$466,319	$504,727	$566,425
Open-end	142,013	160,961	156,106
Evergreen	103,688	60,726	52,056
Total	$712,020	$726,414	$774,587

Incentive Income
Closed-end	$651,021	$701,065	$318,239
Evergreen	23,038	42,288	32,920
Total	$674,059	$743,353	$351,159
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
The table below sets forth contract balances for the periods indicated:

	As of December 31,
	2018	2017

Receivables (1)	$74,795	$98,738
Contract assets (1)	288,176	54,221
Contract liabilities (2)	(26,549)	(25,297)

(1)	The changes in the balances primarily relate to accruals, net of payments received.

(2)	Revenue recognized in the year ended December 31, 2018 from amounts included in the contract liability balance was $36.3 million.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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
Consolidated VIEs
As of December 31, 2018, the Company consolidated 23 VIEs for which it was the primary beneficiary, including 11 funds managed by Oaktree, 11 CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. As of December 31, 2017, the Company consolidated 21 VIEs.
As of December 31, 2018, the assets and liabilities of the 22 consolidated VIEs representing funds and CLOs amounted to $6.9 billion and $5.5 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of December 31, 2018, the Company’s investments in consolidated VIEs had a carrying value of $485.5 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 11 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	As of December 31,
	2018	2017

Corporate investments	$1,093,294	$930,699
Due from affiliates	384,225	160,257
Maximum exposure to loss	$1,477,519	$1,090,956

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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
Corporate investments consisted of the following:

	As of December 31,
Corporate Investments	2018	2017
Equity-method investments:
Funds	$1,089,068	$916,559
Companies	45,797	42,294
Other investments, at fair value	74,899	50,778
Total corporate investments	$1,209,764	$1,009,631
The components of investment income are set forth below:

	Year Ended December 31,
Investment Income	2018	2017	2016
Equity-method investments:
Funds	$66,922	$138,465	$123,511
Companies	73,868	71,311	66,427
Other investments, at fair value	16,320	(8,487)	9,188
Total investment income	$157,110	$201,289	$199,126
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the U.S. Securities and Exchange Commission (“SEC”). As of December 31, 2018 and 2017, or for the years ended December 31, 2018, 2017 and 2016, no individual equity-method investment met the significance criteria. As a result, separate financial statements were not required for any of the Company’s equity-method investments.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

Summarized financial information of the Company’s equity-method investments is set forth below:

	As of December 31,
Statements of Financial Condition	2018	2017
Assets:
Cash and cash-equivalents	$3,875,072	$2,654,311
Investments, at fair value	39,711,382	41,754,054
Other assets	2,832,960	2,116,751
Total assets	$46,419,414	$46,525,116
Liabilities and Capital:
Debt obligations	$7,234,596	$8,393,314
Other liabilities	2,662,850	2,264,579
Total liabilities	9,897,446	10,657,893
Total capital	36,521,968	35,867,223
Total liabilities and capital	$46,419,414	$46,525,116

	Year Ended December 31,
	2018	2017	2016
Statements of Operations
Revenues / investment income	$1,861,551	$1,982,828	$2,188,044
Interest expense	(276,779)	(235,266)	(176,009)
Other expenses	(876,627)	(821,083)	(899,288)
Net realized and unrealized gain on investments	1,087,345	3,795,102	4,065,939
Net income	$1,795,490	$4,721,581	$5,178,686
Other Investments, at Fair Value
Other investments, at fair value primarily consist of: (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Year Ended December 31,
	2018	2017	2016

Realized gain (loss)	$18,208	$8,439	$1,808
Net change in unrealized gain (loss)	(1,888)	(16,926)	7,380
Total gain (loss)	$16,320	$(8,487)	$9,188

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2018	2017	2018	2017
United States:
Debt securities:
Communication services	$543,948	$178,984	8.4%	3.2%
Consumer discretionary	506,551	796,681	7.8	14.0
Consumer staples	112,197	100,863	1.7	1.8
Energy	204,568	106,414	3.1	1.9
Financials	332,240	161,807	5.1	2.9
Government	—	3,033	—	0.1
Health care	537,592	416,779	8.2	7.4
Industrials	443,406	441,440	6.8	7.8
Information technology	536,000	431,010	8.2	7.6
Materials	289,499	384,310	4.4	6.8
Real estate	217,633	146,836	3.3	2.6
Utilities	137,031	117,805	2.1	2.1
Total debt securities (cost: $4,019,823 and $3,284,346 as of December 31, 2018 and 2017, respectively)	3,860,665	3,285,962	59.1	58.2
Equity securities:
Communication services	—	305	—	0.0
Consumer discretionary	1,915	1,778	0.1	0.0
Energy	131	649	0.0	0.0
Financials	837	3,061	0.0	0.1
Health care	1,348	527	0.0	0.0
Industrials	88	316	0.0	0.0
Utilities	1,107	1,192	0.0	0.0
Total equity securities (cost: $6,117 and $8,102 as of December 31, 2018 and 2017, respectively)	5,426	7,828	0.1	0.1
Real estate:
Real estate	—	121,588	—	2.1
Total real estate securities (cost: $0 and $121,582 as of December 31, 2018 and 2017, respectively)	—	121,588	—	2.1

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2018	2017	2018	2017
Europe:
Debt securities:
Communication services	$530,337	$278,358	8.1%	4.9%
Consumer discretionary	545,324	573,270	8.3	10.1
Consumer staples	160,406	121,636	2.5	2.1
Energy	15,260	5,929	0.2	0.1
Financials	48,545	40,130	0.7	0.7
Health care	418,516	333,693	6.4	5.9
Industrials	246,640	163,972	3.8	2.9
Information technology	194,988	95,409	3.0	1.7
Materials	221,660	267,252	3.4	4.7
Real estate	30,045	12,528	0.5	0.2
Utilities	1,559	8,949	0.0	0.2
Total debt securities (cost: $2,477,821 and $1,894,727 as of December 31, 2018 and 2017, respectively)	2,413,280	1,901,126	36.9	33.5
Equity securities:
Consumer staples	38	1,449	0.0	0.0
Energy	—	3,827	—	0.1
Financials	—	7,410	—	0.1
Health care	948	601	0.1	0.0
Materials	—	1,622	—	0.0
Total equity securities (cost: $320 and $12,787 as of December 31, 2018 and 2017, respectively)	986	14,909	0.1	0.2
Asia and other:
Debt securities:
Communication services	12,069	8,104	0.2	0.1
Consumer discretionary	36,822	30,332	0.6	0.5
Consumer staples	11,867	748	0.2	0.0
Energy	20,594	10,175	0.3	0.2
Financials	13,995	20,362	0.2	0.4
Government	12,155	—	0.2	—
Health care	9,633	13,806	0.1	0.2
Industrials	40,468	22,935	0.7	0.4
Information technology	1,887	536	0.0	0.0
Materials	15,516	8,515	0.2	0.2
Real estate	38,592	6,272	0.6	0.1
Utilities	14,870	769	0.2	0.0
Total debt securities (cost: $233,603 and $124,723 as of December 31, 2018 and 2017, respectively)	228,468	122,554	3.5	2.1

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

	Fair Value as of December 31,		Fair Value as a Percentage of Investments of Consolidated Funds as of December 31,
Investments	2018	2017	2018	2017
Asia and other:
Equity securities:
Communication services	$—	$1,735	—%	0.0%
Consumer discretionary	874	29,026	0.0	0.5
Consumer staples	997	7,279	0.0	0.1
Energy	382	5,551	0.0	0.1
Financials	2,935	58,632	0.0	1.2
Industrials	11,265	34,019	0.2	0.7
Information technology	1,725	23,900	0.0	0.4
Materials	4,382	28,590	0.1	0.5
Real estate	—	15,339	—	0.3
Utilities	—	2,502	—	0.0
Total equity securities (cost: $22,977 and $185,164 as of December 31, 2018 and 2017, respectively)	22,560	206,573	0.3	3.8
Total debt securities	6,502,413	5,309,642	99.5	93.8
Total equity securities	28,972	229,310	0.5	4.1
Total real estate securities	—	121,588	—	2.1
Total investments, at fair value	$6,531,385	$5,660,540	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $2,644 and $82,502 as of December 31, 2018 and 2017, respectively)	$(2,609)	$(86,467)
As of December 31, 2018 and 2017, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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
The following table summarizes net gains (losses) from investment activities:

	Year Ended December 31,
	2018		2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Investments and other financial instruments	$(26,109)	$(252,038)	$27,910	$(1,151)	$30,718	$109,398
CLO liabilities (1)	—	85,014	—	53,351	—	(120,702)
Foreign-currency forward contracts (2)	513	2,327	(2,917)	1,909	521	264
Total-return and interest-rate swaps (2)	858	29	232	378	(2,353)	(1,416)
Options and futures (2)	1,210	76	(4,825)	574	(1,293)	3
Total	$(23,528)	$(164,592)	$20,400	$55,061	$27,593	$(12,453)

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 8 for additional information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

7. FAIR VALUE
Fair Value of Financial Assets and Liabilities
The short-term nature of cash and cash-equivalents, receivables and accounts payable causes each of their carrying values to approximate fair value. The fair value of short-term investments included in cash and cash-equivalents is a Level I valuation. The Company’s other financial assets and financial liabilities by fair-value hierarchy level are set forth below. There were no transfers between Level I and Level II positions for the years ended December 31, 2018 and 2017. Please see notes 11 and 18 for the fair value of the Company’s outstanding debt obligations and amounts due from/to affiliates, respectively.

	As of December 31, 2018				As of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$546,531	$—	$—	$546,531	$176,602	$—	$—	$176,602
Corporate investments	—	29,476	45,426	74,902	—	1,833	50,902	52,735
Foreign-currency forward contracts (2)	—	1,654	—	1,654	—	5,020	—	5,020
Cross-currency swap (2)	—	2,384	—	2,384	—	—	—	—
Total assets	$546,531	$33,514	$45,426	$625,471	$176,602	$6,853	$50,902	$234,357

Liabilities
Contingent consideration (3)	$—	$—	$(6,657)	$(6,657)	$—	$—	$(18,778)	$(18,778)
Foreign-currency forward contracts (4)	—	(2,318)	—	(2,318)	—	(13,154)	—	(13,154)
Cross-currency swap (3)	—	—	—	—	—	(7,479)	—	(7,479)
Total liabilities	$—	$(2,318)	$(6,657)	$(8,975)	$—	$(20,633)	$(18,778)	$(39,411)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition, except for $3 and $1,957 as of December 31, 2018 and 2017, respectively, which are included within corporate investments in the consolidated statements of financial condition.

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Year Ended December 31,
	2018		2017
	Corporate Investments	Contingent Consideration Liability	Corporate Investments	Contingent Consideration Liability

Beginning balance	$50,902	$(18,778)	$74,663	$(23,567)
Contributions or additions	19,382	—	1,871	—
Distributions	(31,614)	—	(36,283)	—
Net gain (loss) included in earnings	6,756	12,121	10,651	4,789
Ending balance	$45,426	$(6,657)	$50,902	$(18,778)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$4,796	$12,121	$3,758	$4,789

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of December 31,			Significant Unobservable Input		Weighted Average
Financial Instrument	2018	2017	Valuation Technique		Range

Corporate investment – Limited partnership interests	$45,426	$50,902	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent liability	(6,657)	(18,778)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	23%
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

	As of December 31, 2018				As of December 31, 2017
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$5,216,923	$136,055	$5,352,978	$—	$4,340,860	$86,999	$4,427,859
Corporate debt – all other	634	963,423	185,378	1,149,435	736	805,659	75,388	881,783
Equities – common stock	24,483	—	3,063	27,546	222,439	65	3,427	225,931
Equities – preferred stock	—	—	1,426	1,426	3,041	338	—	3,379
Real estate	—	—	—	—	—	—	121,588	121,588
Total investments	25,117	6,180,346	325,922	6,531,385	226,216	5,146,922	287,402	5,660,540
Derivatives:
Foreign-currency forward contracts	—	2,275	—	2,275	—	590	—	590
Swaps	—	—	—	—	—	49	—	49
Options and futures	189	—	—	189	92	—	—	92
Total derivatives	189	2,275	—	2,464	92	639	—	731
Total assets	$25,306	$6,182,621	$325,922	$6,533,849	$226,308	$5,147,561	$287,402	$5,661,271

Liabilities
CLO debt obligations:
Senior secured notes (1)	$—	$(3,976,602)	$—	$(3,976,602)	$—	$(3,107,955)	$—	$(3,107,955)
Subordinated notes (1)	—	(151,392)	—	(151,392)	—	(111,637)	—	(111,637)
Total CLO debt obligations	—	(4,127,994)	—	(4,127,994)	—	(3,219,592)	—	(3,219,592)
Securities sold short:
Equity securities	(2,609)	—	—	(2,609)	(86,467)	—	—	(86,467)
Derivatives:
Foreign-currency forward contracts	—	(643)	—	(643)	—	(817)	—	(817)
Swaps	—	—	—	—	—	(136)	—	(136)
Total derivatives	—	(643)	—	(643)	—	(953)	—	(953)
Total liabilities	$(2,609)	$(4,128,637)	$—	$(4,131,246)	$(86,467)	$(3,220,545)	$—	$(3,307,012)

(1)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 11 for more information.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
2018
Beginning balance	$86,999	$75,388	$3,427	$—	$121,588	$287,402
Deconsolidation of funds	—	—	(52,000)	(172)	(121,087)	(173,259)
Transfers into Level III	48,312	2,034	490	—	—	50,836
Transfers out of Level III	(26,845)	(10,984)	(658)	—	—	(38,487)
Purchases	83,199	186,210	52,533	1,248	—	323,190
Sales	(54,649)	(57,414)	(387)	—	(501)	(112,951)
Realized gains (losses), net	659	351	59	—		1,069
Unrealized appreciation (depreciation), net	(1,620)	(10,207)	(401)	350	—	(11,878)
Ending balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(1,729)	$(7,619)	$(401)	$350	$—	$(9,399)

2017
Beginning balance	$208,868	$28,793	$6,693	$—	$—	$244,354
Transfers into Level III	19,270	1,978	—	—	—	21,248
Transfers out of Level III	(48,371)	(1,978)	(3,280)	—	—	(53,629)
Purchases	62,977	83,272	163	—	123,582	269,994
Sales	(161,511)	(37,942)	(2,056)	—	(2,005)	(203,514)
Realized gains (losses), net	3,990	569	216	—	5	4,780
Unrealized appreciation (depreciation), net	1,776	696	1,691	—	6	4,169
Ending balance	$86,999	$75,388	$3,427	$—	$121,588	$287,402
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,828	$806	$1,691	$—	$6	$4,331
Total realized and unrealized gains and losses recorded for Level III investments are included in net realized gain on consolidated funds’ investments or net change in unrealized appreciation (depreciation) on consolidated funds’ investments in the consolidated statements of operations.
Transfers between Level I and Level II positions for the year ended December 31, 2018 included $0.7 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using vendor prices. Transfers between Level I and Level II positions for the year ended December 31, 2017 included $0.4 million from Level I to Level II due to a decline in trading activity for one credit-oriented security, which was valued using broker quotes.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of December 31, 2018:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Communication services:	$20,746	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	2,416	Discounted cash flow (4)	Discount rate	12% – 14%	13%
Financials:	108,277	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,608	Discounted cash flow (4)	Discount rate	9% – 15%	14%
Health care:	37,724	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	2,550	Discounted cash flow (4)	Discount rate	10% – 16%	14%
Real estate:	79,562	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,570	Discounted cash flow (4)	Discount rate	12% – 23%	14%
Other:	38,959	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	17,943	Discounted cash flow (4)	Discount rate	8% – 15%	13%
	5,078	Recent transaction price (8)	Not applicable	Not applicable	Not applicable
Equity investments:
	2,099	Discounted cash flow (4)	Discount rate	10% – 30%	12%
	2,390	Market approach (comparable companies) (6)	Earnings multiple (7)	4x – 10x	7x
Total Level III investments	$325,922

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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
December 31, 2018
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
During the year ended December 31, 2018, the valuation technique for one Level III credit-oriented investment changed from a discounted cash flow to a market approach based on comparable companies due to the anticipated restructuring of the portfolio company. There were no changes in the valuation techniques for Level III securities for the year ended December 31, 2017.
8. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2018
Foreign-currency forward contracts	$58,254	$1,654	$(77,156)	$(2,318)
Cross-currency swap	242,450	2,384	—	—
	$300,704	$4,038	$(77,156)	$(2,318)

As of December 31, 2017
Foreign-currency forward contracts	$288,451	$5,020	$(242,972)	$(13,154)
Cross-currency swap	—	—	(255,210)	(7,479)
	$288,451	$5,020	$(498,182)	$(20,633)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations as follows:

	Year Ended December 31,
	2018	2017	2016

Investment income	$9,191	$(16,707)	$4,630
General and administrative expense (1)	(1,322)	(14,199)	(8,846)
Total gain (loss)	$7,869	$(30,906)	$(4,216)

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of December 31, 2018 and 2017. Additionally, the Company had not designated any derivatives as fair-value hedges or hedges of net investments in foreign operations as of December 31, 2018 and 2017.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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
The fair value of derivatives held by the consolidated funds consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of December 31, 2018
Foreign-currency forward contracts	$95,980	$2,275	$(48,081)	$(643)
Options and futures	11,126	189	—	—
	$107,106	$2,464	$(48,081)	$(643)

As of December 31, 2017
Foreign-currency forward contracts	$64,068	$590	$(41,606)	$(817)
Total-return and interest-rate swaps	837	49	(4,794)	(136)
Options and futures	15,022	92	—	—
	$79,927	$731	$(46,400)	$(953)

The impact of derivatives held by the consolidated funds in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2018		2017		2016
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments
Foreign-currency forward contracts	$513	$2,327	$(2,917)	$1,909	$521	$264
Total-return and interest-rate swaps	858	29	232	378	(2,353)	(1,416)
Options and futures	1,210	76	(4,825)	574	(1,293)	3
Total	$2,581	$2,432	$(7,510)	$2,861	$(3,125)	$(1,149)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2018		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,654	$1,497	$—	$157
Cross-currency swap	2,384	—	—	2,384
Subtotal	4,038	1,497	—	2,541
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,275	—	—	2,275
Options and futures	189	—	—	189
Subtotal	2,464	—	—	2,464
Total	$6,502	$1,497	$—	$5,005

Derivative Liabilities:
Foreign-currency forward contracts	$(2,318)	$(1,497)	$—	$(821)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(643)	—	—	(643)
Total	$(2,961)	$(1,497)	$—	$(1,464)

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of December 31,
	2018	2017

Furniture, equipment and capitalized software	$26,345	$25,618
Leasehold improvements	70,270	66,940
Corporate aircraft	66,120	66,120
Other	4,859	5,229
Fixed assets	167,594	163,907
Accumulated depreciation	(61,879)	(53,744)
Fixed assets, net	$105,715	$110,163

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

10. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of December 31, 2018, the Company determined there was no goodwill impairment. The carrying value of goodwill was $69.3 million as of December 31, 2018 and 2017.
The following table summarizes the carrying value of intangible assets:

	As of December 31,
	2018	2017

Contractual rights	$347,452	$347,452
Accumulated amortization	(33,173)	(16,301)
Intangible assets, net	$314,279	$331,151
Amortization expense associated with the Company’s intangible assets was $16.9 million, $6.6 million and $4.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of intangible assets held as of December 31, 2018 is estimated to be as follows:

2019	$16,780
2020	16,780
2021	15,112
2022	12,777
2023	12,777
Thereafter	240,053
Total	$314,279
Goodwill and intangible assets are included in other assets in the consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

11. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of December 31,
	2018	2017

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 29, 2023 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(4,055)	(3,726)
Debt obligations	$745,945	$746,274

(1)
On March 29, 2018, the credit facility was amended to among other things, extend the maturity date from March 31, 2021 to March 29, 2023, favorably update the commitment fee in the corporate ratings-based pricing grid and increase the permitted combined leverage ratio to a ratio of 3:50 to 1:00. The credit facility consists of a $150 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of December 31, 2018, the Company had no outstanding borrowings under the revolving credit facility.

As of December 31, 2018, future scheduled principal payments of debt obligations were as follows:

2019	$—
2020	—
2021	—
2022	—
2023	150,000
Thereafter	600,000
Total	$750,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of December 31, 2018 and 2017.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $720.3 million and $762.7 million as of December 31, 2018 and 2017, respectively, utilizing an average borrowing rate of 4.4% and 3.6%, respectively. As of December 31, 2018, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $696.0 million, whereas a 10% decrease would increase the estimated fair value to $745.7 million.
In July 2017, the Company agreed to guarantee a $17.5 million standby letter of credit extended to one of the investment funds that it manages, which expired in January 2018.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of December 31,		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	2018	2017
Senior variable rate notes	$870,098	$870,098	$870,100	3.78%	9.7	N/A	N/A
Less: Debt issuance costs	(5,569)	(7,697)
Total debt obligations, net	$864,529	$862,401
As of both December 31, 2018 and 2017, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $870.1 million. The fair value of the senior variable rate notes is a Level III valuation and aggregated $871.3 million and $872.1 million as of December 31, 2018 and 2017, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.

Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end.
Set forth below are the outstanding debt obligations of CLOs:

	As of December 31, 2018			As of December 31, 2017
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$3,976,602	2.69%	9.9	$3,107,955	2.18%	10.7
Subordinated notes (2)	151,392	N/A	9.7	111,637	N/A	10.8
Total CLO debt obligations	$4,127,994			$3,219,592

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of December 31, 2018 and 2017, the fair value of CLO assets was $4.7 billion and $3.9 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

As of December 31, 2018, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

2019	$228,396
2020	—
2021	—
2022	—
2023	—
Thereafter	3,982,146
Total	$4,210,542

12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$860,548	$344,047	$38,173,125
Cumulative-effect adjustment from adoption of accounting guidance	—	—	(37,969,042)
Initial consolidation of a fund	—	296,971	34,095
Contributions	447,260	331,764	144,060
Distributions	(305,406)	(146,393)	(56,557)
Net income (loss)	(40,930)	29,532	20,988
Change in distributions payable	2,469	1,853	(4,227)
Foreign-currency translation and other	(2,319)	2,774	1,605
Ending balance	$961,622	$860,548	$344,047

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of December 31, 2018 and 2017, respectively, OCGH units represented 85,471,937 of the total 157,133,560 Oaktree Operating Group units and 90,975,687 of the total 156,285,913 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,997,745 and $1,912,517 as of December 31, 2018 and 2017, respectively, the OCGH non-controlling interest was $1,086,693 and $1,113,314. As of December 31, 2018 and 2017, non-controlling interests attributable to third parties was $5,661 and $7,923, respectively.
Distributions per Class A unit are set forth below:

Payment Date	Record Date	Applicable to Quarterly Period Ended	Distribution Per Unit
November 13, 2018	November 5, 2018	September 30, 2018	$0.70
August 10, 2018	August 6, 2018	June 30, 2018	0.55
May 11, 2018	May 7, 2018	March 31, 2018	0.96
February 23, 2018	February 16, 2018	December 31, 2017	0.76
Total 2018			$2.97

November 10, 2017	November 6, 2017	September 30, 2017	$0.56
August 11, 2017	August 7, 2017	June 30, 2017	1.31
May 12, 2017	May 8, 2017	March 31, 2017	0.71
February 24, 2017	February 17, 2017	December 31, 2016	0.63
Total 2017			$3.21

November 14, 2016	November 7, 2016	September 30, 2016	$0.65
August 12, 2016	August 8, 2016	June 30, 2016	0.58
May 13, 2016	May 9, 2016	March 31, 2016	0.55
February 26, 2016	February 19, 2016	December 31, 2015	0.47
Total 2016			$2.25

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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

On August 9, 2018, the Company issued 9,400,000 of its 6.550% Series B preferred units representing limited liability company interests with a liquidation preference of $25.00 per unit. The issuance resulted in $226.9 million in net proceeds to the Company. Distributions on the Series B preferred units, when and if declared by the board of directors of Oaktree, will be paid quarterly on March 15, June 15, September 15 and December 15 of each year. The first distribution was paid on December 17, 2018. Distributions on the Series B preferred units are non-cumulative.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Year Ended December 31,
	2018	2017	2016
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	86,390	91,643	92,122
Class A unitholders	70,526	64,148	62,565
Total weighted average units outstanding	156,916	155,791	154,687
Oaktree Operating Group net income:
Net income attributable to preferred unitholders (1)	$12,277	$—	$—
Net income attributable to OCGH non-controlling interest	280,159	422,122	343,781
Net income attributable to OCG Class A unitholders	228,791	295,161	233,765
Oaktree Operating Group net income (2)	$521,227	$717,283	$577,546
Net income attributable to OCG Class A unitholders:
Oaktree Operating Group net income attributable to OCG Class A unitholders	$228,791	$295,161	$233,765
Non-Operating Group income (expense)	(632)	144,143	(1,176)
Income tax expense of Intermediate Holding Companies	(17,018)	(207,810)	(37,884)
Net income attributable to OCG Class A unitholders	$211,141	$231,494	$194,705

(1)	Represents distributions declared, if any, on the preferred units.

(2)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $2,659, $2,662 and $4,696 for the years ended December 31, 2018, 2017 and 2016, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Year Ended December 31,
	2018	2017	2016
Net income attributable to OCG Class A unitholders	$211,141	$231,494	$194,705
Equity reallocation between controlling and non-controlling interests	80,106	23,151	14,388
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$291,247	$254,645	$209,093
Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

14. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Year Ended December 31,
	2018	2017	2016
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to OCG Class A unitholders	$211,141	$231,494	$194,705
Weighted average number of Class A units outstanding (basic and diluted)	70,526	64,148	62,565
Basic and diluted net income per Class A unit	$2.99	$3.61	$3.11
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of December 31, 2018, there were 85,471,937 OCGH units outstanding, which are vested or will vest through February 15, 2028, that ultimately may be exchanged into 85,471,937 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the years ended December 31, 2018, 2017 and 2016.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of or for the years ended December 31, 2018 and 2017, no OCGH units were considered issuable under the terms of the arrangement; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 15 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of up to 340,000 OCGH units in total, which would vest over periods of four to ten years from date of issuance. As of and for the years ended December 31, 2018 and 2017, no OCGH units were considered issuable under the terms of these arrangements; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
The Company had a contingent consideration liability that was payable in cash and fully-vested OCGH units. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration payable in cash and Class A units. No Class A units or OCGH units were considered issuable under the terms of the arrangement as of or for the years ended December 31, 2018 and 2017; consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 17 for more information.
15. EQUITY-BASED COMPENSATION
In December 2011, the Company adopted the 2011 Oaktree Capital Group, LLC Equity Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the granting of options, unit appreciation rights, restricted unit awards, unit bonus awards, phantom equity awards or other unit-based awards to senior executives, directors, officers, certain employees, consultants, and advisors of the Company and its affiliates. As of December 31, 2018, a maximum of 23,442,887 units have been authorized to be awarded pursuant to the 2011 Plan, and 12,635,682 units (including 2,000,000 EVUs and 97,829 phantom units) have been awarded under the 2011 Plan. Each Class A and OCGH unit, when issued, represents an indirect interest in one Oaktree Operating Group unit. Total vested and unvested Class A and OCGH units issued and outstanding were 157,133,560 as of December 31, 2018.
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
December 31, 2018
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
Class A and OCGH Unit Awards
In 2018, the Company granted 1,164,601 Class A units and 124,051 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 4.4 years. As of December 31, 2018, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $132.3 million over a weighted average period of 3.5 years.
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
The estimated time-to-liquidity assumption ranged between 5.6 years in 2016 to 7.0 years in March 2018 and 6.4 years in the most recent valuation in 2018. The estimated time to liquidity is influenced primarily by the need for (a) the general partner of OCGH to elect in its discretion to declare an open period during which an OCGH unitholder may exchange his or her unrestricted vested OCGH units for, at the option of the Company’s board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, and (b) the approval of the Company’s board of directors to exchange such OCGH units into any of the foregoing. Board approval is based primarily on the objective of maintaining an orderly market for Oaktree’s units, but may take into account any other factors that the board may deem appropriate in its sole discretion. Volatility is estimated from historical and implied volatilities of the Company and five other comparable public alternative asset management companies.
In valuing employee OCGH unit grants, the discount percentage applied to the then-prevailing Class A unit trading price was 20% for all OCGH units granted in 2016 through the first three quarters of 2018 and 17.5% for the fourth quarter of 2018. With respect to forfeitures, the Company made an accounting policy election to account for forfeitures when they occur in connection with accounting guidance adopted in the first quarter of 2017 on a modified retrospective basis as discussed in note 2. Accordingly, no forfeitures have been assumed in the calculation of compensation expense effective January 1, 2017. Prior to adoption of the guidance, the calculation of compensation expense assumed a forfeiture rate of up to 3.0% annually, based on expected employee turnover, and was revised annually or more frequently, as necessary, to adjust for actual forfeitures and to reflect expense only for those units that ultimately vest.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

A summary of the status of the Company’s unvested Class A and OCGH unit awards and a summary of changes for the periods presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units (1)
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	2,376,340	$38.18	2,265,967	$40.70
Granted	830,949	46.79	879,667	35.96
Vested	(997,039)	37.71	(601,249)	39.18
Forfeited	(81,850)	35.63	(206,432)	34.60
Balance, December 31, 2016	2,128,400	41.86	2,337,953	39.85
Granted	1,285,548	45.42	274,018	37.15
Vested	(837,254)	40.57	(453,136)	38.50
Forfeited	(20,378)	45.59	—	—
Balance, December 31, 2017	2,556,316	44.05	2,158,835	39.79
Granted	1,164,601	39.61	124,051	31.80
Vested	(920,439)	42.57	(418,837)	37.23
Forfeited	(99,893)	40.59	—	—
Balance, December 31, 2018	2,700,585	$42.76	1,864,049	$39.83

(1)
Excludes certain performance-based awards that could result in the issuance of up to 340,000 OCGH units, which would vest over periods of four to ten years from date of issuance. Though no units have been issued to date under these arrangements, as of December 31, 2018 the Company expected to recognize compensation expense on 260,165 unvested OCGH performance awards of $6.8 million over a weighted average period of 4.4 years under applicable accounting rules.

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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of December 31, 2018, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of December 31, 2018, the Company expected to recognize $1.4 million of compensation expense on its unvested EVUs over the next year. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through June 2021. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over 4.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of December 31, 2018, there were 250,000 deferred equity units outstanding, none of which were expected to vest.
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
Tax Legislation
On December 22, 2017, the Tax Act was enacted. The Tax Act reduced the corporate income tax rate from 35% to 21%, and included significant changes to other domestic and international corporate income tax provisions. The rate change resulted in a net reduction to net income attributable to Oaktree Capital Group, LLC of $33.2 million in the fourth quarter of 2017, comprised of $178.2 million in additional tax expense due to a reduction in the Company’s deferred tax assets and a $145.1 million benefit to other income due to a reduction in the Company’s tax receivable agreement liability. The SEC Staff issued Staff Accounting Bulletin No. 118 in December 2017, which allows a financial statement issuer that does not have all necessary information to fully account for the income tax effect of the Tax Act to record a provisional amount in its financial statements that may be subject to adjustment during a subsequent measurement period.  As of December 31, 2018, the Company has completed its accounting for all of the enactment-date income tax effects of the Tax Act and no adjustments were made to the above provisional amounts.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

Income tax expense from operations consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal income tax	$4,645	$4,085	$10,268
State and local income tax	2,934	2,687	6,154
Foreign income tax	7,402	5,907	1,436
	$14,981	$12,679	$17,858
Deferred:
U.S. federal income tax	$8,934	$191,488	$23,835
State and local income tax	844	10,928	2,110
Foreign income tax	20	347	(1,284)
	$9,798	$202,763	$24,661
Total:
U.S. federal income tax	$13,579	$195,573	$34,103
State and local income tax	3,778	13,615	8,264
Foreign income tax	7,422	6,254	152
Income tax expense	$24,779	$215,442	$42,519
The Company’s income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Domestic income (loss) before income taxes	$467,264	$894,911	$623,712
Foreign income (loss) before income taxes	22,060	10,013	(15,090)
Total income (loss) before income taxes	$489,324	$904,924	$608,622
The Company’s effective tax rate differed from the federal statutory rate for the following reasons:

	Year Ended December 31,
	2018	2017	2016
Income tax expense at federal statutory rate	21.00%	35.00%	35.00%
Income passed through	(17.78)	(31.61)	(30.31)
State and local taxes, net of federal benefit	0.55	0.38	1.28
Foreign taxes	0.57	0.23	0.89
Deferred tax adjustment	—	19.76	—
Other, net	0.72	0.05	0.13
Total effective rate	5.06%	23.81%	6.99%

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

The components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2018	2017	2016
Deferred tax assets:
Investment in partnerships	$210,678	$191,713	$386,796
Equity-based compensation expense	5,535	3,537	4,449
Net operating losses	7,393	—	—
Other	9,191	9,311	14,329
Total deferred tax assets	232,797	204,561	405,574
Total deferred tax liabilities	3,697	2,101	960
Net deferred tax assets before valuation allowance	229,100	202,460	404,614
Valuation allowance	—	—	—
Net deferred tax assets	$229,100	$202,460	$404,614
As of December 31, 2018, the Company had approximately $31.6 million of net operating losses available to offset future taxable income indefinitely. When assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred tax assets are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. The deferred tax asset recognized by the Company, as it relates to the higher tax basis in the carrying value of certain assets compared to the book basis of those assets, will be recognized in future years by these taxable entities. Deferred tax assets are based on the amount of the tax benefit that the Company’s management has determined is more likely than not to be realized in future periods. In determining the realizability of this tax benefit, management considered numerous factors that will give rise to pre-tax income in future periods. Among these are the historical and expected future book and tax basis pre-tax income of the Company and unrealized gains in the Company’s assets at the determination date. Based on these and other factors, the Company determined that, as of December 31, 2018, all deferred tax assets were more likely than not to be realized in future periods.
The Company recognizes tax benefits related to its tax positions only where the position is “more likely than not” to be sustained in the event of examination by tax authorities. As part of its assessment, the Company analyzes its tax filing positions in all of the federal, state and foreign tax jurisdictions where it is required to file income tax returns, and for all open tax years in these jurisdictions. As of December 31, 2018, the total reserve balance, including interest and penalties, was $4.6 million.
The following is a reconciliation of unrecognized tax benefits (excluding interest and penalties thereon):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits, January 1	$4,366	$5,768	$4,956
Additions for tax positions related to the current year	—	350	350
Additions for tax positions related to prior years	—	—	2,121
Reductions for tax positions related to prior years	(18)	(412)	(79)
Settlements	(1,423)	—	—
Lapse in statute of limitations	(226)	(1,340)	(1,580)
Unrecognized tax benefits, December 31	$2,699	$4,366	$5,768
If the above tax benefits as of December 31, 2018 were to be recognized in 2018, the $2.7 million would impact the annual effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statements of operations.  As of December 31, 2018 and 2017, respectively, the aggregate amount of interest and penalties accrued was $1.9 million and $3.2 million.  The Company recognized a net expense of $1.2 million, $0.1 million and $1.6 million in 2018, 2017 and 2016, respectively.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax regulators. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for periods before 2015. Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next twelve months ending December 31, 2019, the Company believes that it is reasonably possible that one outcome of these current examinations and expiring statutes of limitation on other items may be the release of up to approximately $2.8 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments to OCGH unitholders under the tax receivable agreement, as of December 31, 2018, are set forth below:

Transaction	Total Future Payments	Payments Through Fiscal Year

2007 private offering	$13,396	2029
Initial public offering	32,411	2034
May 2013 Offering	45,649	2035
March 2014 Offering	34,640	2036
March 2015 Offering	29,446	2037
February 2018 Offering	32,330	2040
Total	$187,872
For the years ended December 31, 2018, 2017 and 2016, respectively, amounts paid under the tax receivable agreement totaled $20.7 million, $20.0 million and $18.8 million.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of December 31, 2018 and 2017, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,434,458 and $1,918,952, for which related direct incentive income compensation expense was estimated to be $754,903 and $1,000,232.
Contingent Liabilities
The Company had a contingent consideration obligation of up to $60.0 million related to the Highstar acquisition that was payable in cash and fully-vested OCGH units. The amount of contingent consideration was based on the achievement of certain performance targets over a period of up to seven years from the acquisition date of August 2014. In May 2018, the contingent consideration arrangement was modified in respect of certain performance targets and payment terms. The new arrangement provides for contingent consideration of up to $36.1 million, payable in cash and Class A units. The modification resulted in a $7.1 million reduction in the contingent consideration liability. As of December 31, 2018 and 2017, respectively, the fair value of the contingent consideration liability was $6.7 million and $18.8 million, respectively. Changes in this liability resulted in income of $12.1 million, $4.8 million and $4.9 million in 2018, 2017 and 2016, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the consolidated statements of operations.
In connection with the October 2017 BDC acquisition, FSM pledged assets with an estimated fair value of $56.2 million to indemnify the Company or the BDCs against any claims or assessments arising from the period during which it managed the BDCs. As of December 31, 2018, the remaining amount of the pledged assets was $32.0 million. Please see note 3 for more information.
Commitments to Funds
As of December 31, 2018 and 2017, the Company, generally in its capacity as general partner, had undrawn capital commitments of $385.8 million and $429.1 million, respectively, including commitments to both unconsolidated and consolidated funds.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

Operating Leases
Oaktree leases its main headquarters office in Los Angeles and offices in 17 other cities in the U.S., Europe, Asia and Australia, pursuant to current lease terms expiring through 2031. Occupancy costs, including non-lease expenses, were $22,369, $20,477 and $22,637 for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, aggregate estimated minimum commitments under Oaktree’s operating leases were as follows:

2019	$19,377
2020	18,873
2021	17,856
2022	17,279
2023	16,699
Thereafter	85,745
Total	$175,829
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of December 31, 2018 and 2017, the consolidated funds had potential aggregate commitments of $13.8 million and $6.0 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of December 31, 2018 and 2017, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the year ended December 31, 2018, the consolidated funds did not provide any financial support to portfolio companies.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

18. RELATED PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their weighted average interest rate approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $95,953 and $93,772 as of December 31, 2018 and 2017, respectively, based on a discount rate of 10.0%.

	As of December 31,
	2018	2017
Due from affiliates:
Loans	$3,857	$9,239
Amounts due from unconsolidated funds	72,588	57,155
Management fees and incentive income due from unconsolidated funds	362,971	152,959
Payments made on behalf of unconsolidated entities	3,469	3,784
Non-interest bearing advances made to certain non-controlling interest holders and employees	27	87
Total due from affiliates	$442,912	$223,224
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 16)	$187,872	$176,283
Amounts due to senior executives, certain non-controlling interest holders and employees	495	1,590
Total due to affiliates	$188,367	$177,873
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $211, $451 and $906 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $1.3 billion, $1.4 billion and $1.0 billion for the years ended December 31, 2018, 2017 and 2016, respectively.
Other Investment Transactions
The Company’s senior executives, directors and senior professionals are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in Oaktree funds, for which they pay the particular fund’s full management fee but not its incentive allocation. To facilitate the funding of capital calls by funds in which employees are invested, the Company periodically advances on a short-term basis the capital calls on certain employees’ behalf. These advances are reimbursed generally toward the end of the calendar quarter in which the capital calls occurred. Amounts advanced by the Company are included within “non-interest bearing advances made to certain non-controlling interest holders and employees” in the table above.

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
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
19. CAPITAL REQUIREMENTS OF REGULATED ENTITIES
One of the Company’s indirect subsidiaries is a registered U.S. broker-dealer that is subject to the minimum net capital requirements of the SEC and the U.S. Financial Industry Regulatory Authority. Additionally, two of the Company’s indirect subsidiaries based in London is subject to the capital requirements of the U.K. Financial Conduct Authority, and another based in Hong Kong is subject to the capital requirements of the Hong Kong Securities and Futures Ordinance.  These entities operate in excess of their respective regulatory capital requirements.
The regulatory capital requirements referred to above may restrict the Company’s ability to withdraw capital from its entities for purposes such as paying cash distributions or advances to the Company. As of December 31, 2018 and 2017, respectively, there was approximately $183.7 million and $115.5 million of such potentially restricted amounts.
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

Oaktree Capital Group, LLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018
($ in thousands, except where noted)

21. SUBSEQUENT EVENTS
Class A Unit Distribution
On February 5, 2019, the Company announced a distribution attributable to the fourth quarter of 2018 of $0.75 per Class A unit, bringing aggregate distributions relating to fiscal year 2018 to $2.96. The distribution of $0.75 was paid on February 22, 2019 to Class A unitholders of record at the close of business on February 15, 2019.
Series A Preferred Unit Distribution
On February 5, 2019, the Company announced a distribution of $0.414063 per Series A preferred unit, which will be paid on March 15, 2019 to Series A preferred unitholders of record at the close of business on March 1, 2019.
Series B Preferred Unit Distribution
On February 5, 2019, the Company announced a distribution of $0.409375 per Series B preferred unit, which will be paid on March 15, 2019 to Series B preferred unitholders of record at the close of business on March 1, 2019.
22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$337,321	$213,283	$241,227	$594,248
Expenses	(251,036)	(184,606)	(191,167)	(373,762)
Other income	57,513	41,947	99,599	(95,243)
Income before income taxes	$143,798	$70,624	$149,659	$125,243
Net income	$137,401	$65,757	$143,091	$118,296
Net income attributable to OCG Class A unitholders	$52,732	$31,121	$52,750	$74,538
Net income per unit (basic and diluted):
Net income per Class A unit	$0.78	$0.44	$0.74	$1.04
Distributions declared per Class A unit	$0.76	$0.96	$0.55	$0.70

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$289,585	$634,055	$235,032	$311,095
Expenses	(192,562)	(423,426)	(169,773)	(239,582)
Other income	77,110	90,355	82,975	210,060
Income before income taxes	$174,133	$300,984	$148,234	$281,573
Net income	$161,831	$295,443	$134,377	$97,831
Net income attributable to OCG Class A unitholders	$54,915	$117,324	$45,841	$13,414
Net income per unit (basic and diluted):
Net income per Class A unit	$0.87	$1.83	$0.71	$0.21
Distributions declared per Class A unit	$0.63	$0.71	$1.31	$0.56

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2018 was effective.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included in this annual report and has issued its attestation report on our internal control over financial reporting as of December 31, 2018, which is included in “Financial Statements and Supplementary Data.”

Item 9B. Other Information
None.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information about our executive officers and directors as of February 22, 2019:

Name	Age	Position
Howard S. Marks	72	Director and Co-Chairman

Bruce A. Karsh	63	Director, Co-Chairman and Chief Investment Officer

Jay S. Wintrob	61	Director and Chief Executive Officer

John B. Frank	62	Director and Vice Chairman

Daniel D. Levin	40	Chief Financial Officer

Sheldon M. Stone	66	Director and Principal

Robert E. Denham	73	Director

Steven J. Gilbert	71	Director

Larry W. Keele	61	Director

D. Richard Masson	60	Director

Wayne G. Pierson	68	Director

Marna C. Whittington	71	Director

Todd E. Molz	47	General Counsel, Chief Administrative Officer and Secretary
Howard S. Marks is our Co-Chairman and a co-founder and has been a director since May 2007. Since the formation of Oaktree in 1995, Mr. Marks has been responsible for ensuring the firm’s adherence to its core investment philosophy; communicating closely with clients concerning products and strategies; and contributing his experience to big-picture decisions relating to investments and corporate direction. From 1985 until 1995, Mr. Marks led the groups at The TCW Group, Inc. that were responsible for investments in distressed debt, high yield bonds, and convertible securities. He was also Chief Investment Officer for Domestic Fixed Income at TCW. Previously, Mr. Marks was with Citicorp Investment Management for 16 years, where from 1978 to 1985 he was Vice President and senior portfolio manager in charge of convertible and high yield securities. Between 1969 and 1978, he was an equity research analyst and, subsequently, Citicorp’s Director of Research. Mr. Marks holds a B.S.Ec. degree cum laude from the Wharton School of the University of Pennsylvania with a major in finance and an M.B.A. in accounting and marketing from the Booth School of Business of the University of Chicago, where he received the George Hay Brown Prize. He is a CFA® charterholder. Mr. Marks is Trustee and Chairman of the Investment Committee of the Metropolitan Museum of Art; Chairman of the Investment Committee and Board of Trustees of the Royal Drawing School; and an Emeritus Trustee of the University of Pennsylvania (where from 2000 to 2010 he chaired the Investment Board). With over 40 years of investment experience, Mr. Marks’s extensive expertise in our industry, his perceptive market insights and his importance to our client development add value to our board of directors.

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
John B. Frank is our Vice Chairman and works closely with Messrs. Marks, Karsh and Wintrob in managing the firm.  He has been a director since May 2007. Mr. Frank joined in 2001 as General Counsel and was named Oaktree’s Managing Principal in early 2006, a position which he held for about nine years.  As Managing Principal, Mr. Frank was the firm’s principal executive officer and responsible for all aspects of the firm’s management. Prior thereto, Mr. Frank was a partner of the Los Angeles law firm of Munger, Tolles & Olson LLP, where he managed a number of notable merger and acquisition transactions. While at that firm, he served as primary outside counsel to a number of public- and privately-held corporations, and as special counsel to various boards of directors and special board committees.  Prior to joining Munger Tolles in 1984, Mr. Frank served as a law clerk to the Honorable Frank M. Coffin of the United States Court of Appeals for the First Circuit.  Prior to attending law school, Mr. Frank served as a Legislative Assistant to the Honorable Robert F. Drinan, Member of Congress.  Mr. Frank holds a B.A. degree with honors in history from Wesleyan University and a J.D. magna cum laude from the University of Michigan Law School, where he was Managing Editor of the Michigan Law Review and a member of the Order of the Coif.  He is a member of the State Bar of California and, while in private practice, was listed in Woodward & White’s Best Lawyers in America.  Mr. Frank is a member of the Board of Directors of Chevron Corporation and a Trustee of Wesleyan University, Good Samaritan Hospital of Los Angeles and the XPRIZE Foundation.  Mr. Frank’s legal background and knowledge of our company add value to our board of directors.
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
Robert E. Denham has been a director since December 2007. Mr. Denham is a partner in the law firm of Munger, Tolles & Olson LLP, having rejoined the firm as a partner in 1998 to advise clients on strategic and financial issues, after serving as the Chairman and Chief Executive Officer of Salomon Inc. Mr. Denham joined Salomon in late August 1991 as General Counsel of Salomon and its subsidiary, Salomon Brothers, and became Chairman and CEO of Salomon in June 1992. Prior to joining Salomon, Mr. Denham had been at Munger, Tolles & Olson LLP for twenty years, including five years as managing partner. Mr. Denham is a member of the California, American and Los Angeles County Bar Associations. Mr. Denham serves on the Board of Directors of the James Irvine Foundation (Vice Chairman), and of MDRC, and is a trustee of the Good Samaritan Hospital of Los Angeles (Vice Chairman). He is also a public member of the Professional Ethics Executive Committee of the American Institute of Certified Public Accountants. Mr. Denham presently serves on the boards of Fomento Economico Mexicano, S.A. de CV (FEMSA) and The New York Times. Mr. Denham previously served on the boards of the Chevron Corporation, Wesco Financial Corporation and UGL Limited. Mr. Denham has served as a member of the board of directors of a number of publicly traded companies and, therefore, is experienced with board responsibilities, oversight and control which will benefit our board of directors. Mr. Denham also provides a broader range of expertise on the board of directors given his background as a corporate lawyer and a former chief executive officer of a global financial services company, where among other responsibilities, he chaired the risk management committee.
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
Wayne G. Pierson has been a director since November 2007. Mr. Pierson currently serves as President of Acorn Investors, LLC, an investor in OCGH which consists of six longstanding Oaktree clients who became institutional investors in Oaktree in February 2004. Mr. Pierson retired from Meyer Memorial Trust (a member of Acorn Investors, LLC) after 32 years as the Chief Financial & Investment Officer in 2014. Prior to joining Meyer Memorial Trust, Mr. Pierson served as treasurer of Gregory Affiliates from 1980 until 1982. From 1973 until 1980, he served as an audit supervisor with Ernst & Young. Mr. Pierson initiated and conducted a comprehensive investment survey for the Foundation Financial Officers Group, representing more than 160 foundations with assets totaling approximately $250 billion for over 20 years. He has served on a number of private equity fund advisory boards and was a trustee for several private trusts. In addition, he serves on the board of directors of M Fund, Inc. and is a principal with Clifford Capital Partners, LLC. Mr. Pierson received a B.S. in business administration cum laude from California State University, Northridge and is a Certified Public Accountant and CFA charterholder. Mr. Pierson’s investment and finance expertise and his familiarity with our company add value to our board of directors.
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
Communications to the Board of Directors
The non-management members of our board of directors meet quarterly. The non-management directors have currently selected Mr. Pierson, one of our non-management directors, to lead these meetings for 2019. All interested parties, including any employee or unitholder, may send communications to the non-management members of our board of directors by writing to: Oaktree Capital Group, LLC, Attn: General Counsel, 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2018, such persons complied with all such filing requirements.

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
The following individuals were our named executive officers (“NEOs”) for fiscal year 2018: (a) Bruce A. Karsh, our Co-Chairman and Chief Investment Officer; (b) Jay S. Wintrob, our Chief Executive Officer; (c) Daniel D. Levin, our Chief Financial Officer; (d) John B. Frank, our Vice Chairman; and (e) Todd E. Molz, our General Counsel and Chief Administrative Officer.
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
The OCGH units are subject to vesting, based on the employee’s continued service over a vesting schedule (typically, ratable over 10 years) after the grant. Our NEOs will forfeit all their unvested OCGH units when they leave Oaktree for any reason unless the departure is due to death, disability, or, for certain awards, termination without cause, in which case all unvested units automatically vest in full, or if the forfeiture requirement is waived by us. All of our NEOs are subject to transfer restrictions in respect of their OCGH units by virtue of the fact that each of our NEOs must obtain board approval to exchange their OCGH units for Class A units, which may be sold, or exchanged for the equivalent amount of cash as discussed above.
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
As discussed above, certain of our employees (including certain of our NEOs) receive annual equity grants that are a fixed percentage of the employee’s total compensation.  These grants are generally made in the form of our Class A units.  From time to time, however, we will also make a supplemental equity grant to certain of our NEOs in the form of Class A units.  Mr. Wintrob determines the amount of such supplemental equity awards based on various factors, including an increase in the employee’s role and responsibility or the employee’s overall performance and contribution to the firm.  Supplemental grants of Class A units are subject to vesting, based on the NEO’s continued service over a vesting schedule after the grant (typically, ratable over either 4 years or 10 years). Our NEOs will forfeit all their unvested Class A units when they leave Oaktree for any reason unless the departure is due to death, disability, or, for certain awards, termination without cause, in which case all unvested units automatically vest in full, or if the forfeiture requirement is waived by us.
Grants of Units Under the 2011 Plan
Since the adoption of the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (our “2011 Plan”), all grants of equity-based awards to be made to our NEOs, whether of OCGH units, Class A units or EVUs, are being made pursuant to the terms and conditions of the 2011 Plan.

As of December 31, 2018, our NEOs beneficially owned the following number of OCGH units, EVUs, and Class A units:

Name	Number of OCGH Units (1)	Number of EVUs	Number of Class A Units	Total Number of Units	Percentage of Beneficial Ownership of Oaktree Operating Group
Bruce A. Karsh	16,253,472	—	101,826	16,355,298	10.4%
Jay S. Wintrob	217,220	2,000,000	118,416	2,335,636	*
Daniel D. Levin	—	—	111,995	111,995	*
John B. Frank	1,952,672	—	41,667	1,994,339	1.3%
Todd E. Molz	190,884	—	95,318	286,202	*

*	Less than 1%

(1)
As part of a restructuring in May 2007, the OCGH unitholders’ interests in OCGH continued to take into account any disproportionate sharing in historical incentive income in accordance with the terms of the OCGH limited partnership agreement that were in effect prior to the May 2007 restructuring. As a result, distributions to the OCGH unitholders by OCGH that are attributable to historical incentive income (i.e., attributable to funds formed before 2007) are not made pro rata in proportion to the OCGH unitholders’ interest in OCGH units but instead will be adjusted to account for the disproportionate sharing of historical incentive income. The figures included in this table do not reflect an NEO’s rights to historical incentive income, if applicable.

Profit Sharing Arrangements
We paid Mr. Wintrob and Mr. Frank a certain percentage of our profits comprised of fee-related earnings, net investment income and net incentive income with certain adjustments.
Carried Interest or Incentive Income
Mr. Karsh and Mr. Frank receive a portion of the incentive income generated by our funds through their participation interests in the carry pools generated by the general partners of these funds. The carry pools (and our NEOs’ participation therein) are referred to as our “Carry Plans.” Under the terms of our closed-end funds, we (and our employees who share in our carried interest) are generally not entitled to carried interest distributions (other than tax distributions) until the investors in our funds have received a return of all contributed capital plus a preferred return, which is typically 8%. Because the aggregate amount of carried interest payable through our Carry Plans is directly tied to the realized performance of the funds, we believe this fosters a strong alignment of interests among the investors in those funds and these NEOs, and therefore benefits both those investors and our unitholders.
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
We expect to continue to use participation in carried interest as a cornerstone of compensation for our investment professionals who manage closed-end funds. Grants of participation interests in incentive income for our closed-end funds are made in each specific fund and are subject to vesting, which typically runs over five years, with accelerated vesting for death, disability or termination without cause. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant and us. We believe that vesting of participation in incentive income motivates participants to remain in our employ over the long term. For purposes of our financial statements, we treat the income allocated to all of our personnel who have participation interests in the incentive income generated by our funds as compensation, and the allocations of incentive income earned by our NEOs in respect of 2018 are accordingly set forth under “All Other Compensation” in the Summary Compensation Table below, even though they may not have received such amounts in cash.
The Carry Pools largely consist of the participation interests in certain of our investment funds paid to the general partners of those funds, which in turn have granted a portion of such interests to our investment professionals. Certain of our other investment funds and separate accounts that we manage also pay incentive fees directly to certain members of the Oaktree Operating Group. Our NEOs with profit sharing arrangements will also receive a portion of such incentive fees.
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
On April 26, 2017, we modified Mr. Wintrob’s profit sharing arrangement to include a share of the net incentive income from certain funds that had their final close before Mr. Wintrob joined Oaktree (“pre-employment funds”). We also granted Mr. Wintrob 225,000 OCGH units that vest pro rata over 10 years (the “2017 OCGH unit grant”). At the same time, we amended the EVUs so that the incremental amounts Mr. Wintrob receives as a result of these changes will reduce the amount Mr. Wintrob would be entitled to, if any, with respect to his EVUs.
EVUs
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
The award was amended on April 26, 2017 to implement certain reductions from the EVU value for amounts received in respect of profit sharing payment increases mentioned above and the 2017 OCGH unit grant.
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

EVU Valuation and Recapitalization. The number of OCGH units that Mr. Wintrob will receive in respect of the EVUs will generally be determined based on the appreciation of our Class A units and certain distributions made with respect to OCGH units over the period beginning January 1, 2015 and ending on each of December 31, 2019, December 31, 2020, and December 31, 2021, with one-third of the EVUs recapitalizing on each date. The number of OCGH units into which the EVUs recapitalize on each date will be determined in accordance with the following multi-step calculation:

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

Distributions on EVUs. Mr. Wintrob is also eligible to receive cash distributions in respect of the EVUs. The cash distributions are designed to deliver to Mr. Wintrob the same cash distributions he would receive if he held a certain number of OCGH units (“reference OCGH units”), other than distributions attributable to net incentive income for pre-employment funds. These distributions are designed to align his interests with those of holders of OCGH units and Class A units and also to incentivize him to achieve certain performance conditions in order to receive the distributions.

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

•
Once the number of reference OCGH units is determined for a given fiscal year, Mr. Wintrob will be entitled to receive, for each reference OCGH unit, the amount of the per-OCGH unit distributions all OCGH unitholders otherwise receive for the applicable year.

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
Distributions in respect of the reference OCGH units for a year are paid quarterly, after each quarter is completed (so, distributions for the first quarter are paid in the second quarter, distributions for the second quarter are paid in the third quarter, and so on). Subject to Mr. Wintrob’s continued employment, the vested percentage is 80% through December 31, 2018 and 100% through December 31, 2019.
The annual hurdles selected serve as an ongoing assessment of the Company’s performance and are intended to motivate and reward Mr. Wintrob for directing and managing the Company in a way that enables it to exceed the targeted performance – by reference to two measures, Class A unit price and certain cash distributions – over the relevant time period. Whether these performance conditions will be achieved depends on a number of factors, many of which are not predictable at this time, but our assessment is that they are ambitious but achievable. For 2018, the performance condition was not achieved.
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
Profit Sharing Arrangement
Pursuant to his employment agreement, Mr. Wintrob is entitled to profit sharing payments equal to a fixed percentage of Oaktree’s operating profit and income during the employment term. The fixed percentage is 1.5% in each of 2015-2022, up to the level of profit and income in 2014 and 1.75% of profit and income that exceeds the 2014 level, if any. Beginning in 2017, Mr. Wintrob’s profit sharing payments are calculated by including a portion of the net incentive income on pre-employment funds. For 2017-2019, the payments will be calculated taking into account 75% of the net incentive income earned by Oaktree that is derived from such funds, and, for 2020 and later, such percentage will change to 50%. In all cases, Mr. Wintrob’s profit sharing payments will have a floor of $5,000,000 per year, pro-rated for partial years. Payments will be made, in arrears, in a combination of cash and equity, but at least the first $3,000,000 in each year will be paid in cash.
The annual equity grants made to our officers generally, which are discussed under “Overview of Compensation Philosophy and Program” on page 196, above, are made in Class A units. To further align the treatment of Mr. Wintrob with that of our employees, Mr. Wintrob’s employment agreement provides for his equity awards to be in the form of Class A units and also provides that the value of the portion of such profit sharing payments (if any) paid in Class A units will be determined based on the average daily closing price of the Class A units for the period commencing 20 trading days before the date such Class A units are issued (or such other period that Oaktree selects as applied consistently to other employees). The Class A units will vest annually over four years.
When setting the level of Mr. Wintrob’s profit participation, including the annual floor, Mr. Howard Marks, our Co-Chairman, and Mr. Karsh took into account the anticipated performance of the Company, Mr. Wintrob’s role and responsibilities, the level of compensation of certain other NEOs and their subjective understanding of the market for CEO compensation. In addition, Messrs. Marks and Karsh thought it appropriate to pay a significant portion of Mr. Wintrob’s profit participation in the form of equity that vests over time after grant to further align Mr. Wintrob’s interests with the Company’s unitholders.
Treatment of EVUs and Profit Sharing Payments on Certain Terminations of Employment and Other Significant Events
Other than Mr. Wintrob, each of our NEOs is either a founder of our company, has been promoted from within or has been employed by us for over a decade and has generally not received special severance or change in control benefits with their compensation arrangements. By contrast, Mr. Wintrob was hired from outside of Oaktree in 2014. His employment agreement and EVU award are the products of an arms’ length negotiation we undertook with Mr. Wintrob before he joined the Company. In order to encourage Mr. Wintrob to join our Company, it was necessary to provide him with the security provided by continuation of his profit sharing payment levels following certain terminations from employment as well as the EVU protections discussed below under “Potential Payments Upon Termination of Employment or Change in Control at 2018 Year End.” As described in that section, Mr. Wintrob’s EVUs will receive enhanced vesting credit upon certain terminations from employment, which credit is further enhanced if such termination occurs following a change in control of our business. Also, if we no longer employ Mr. Marks or Mr. Karsh, if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), then Mr. Wintrob’s EVUs will become fully vested and recapitalized at the time of Mr. Marks’s or Mr. Karsh’s departure (as applicable), and Mr. Wintrob will receive a new EVU grant. Providing these profit sharing payment continuation and EVU protections was critical to reaching an agreement with Mr. Wintrob. We think these payments and benefits are appropriate and consistent with what might be included in a new chief executive officer’s compensation arrangements at a similarly situated company.

2018 Class A Unit Grants Under Profit Sharing Arrangement
On March 28, 2018, we granted 28,305 Class A units to Mr. Wintrob as part of his profit sharing arrangement, the amount and size of which were determined based on the amount of Mr. Wintrob’s total compensation attributable to fiscal year 2017 in accordance with Mr. Wintrob’s employment agreement, as discussed generally above. Additionally, on August 8, 2018 we granted 328 Class A units to Mr. Wintrob as part of his profit sharing arrangement, the amount and size of which were determined based on the amount of Mr. Wintrob’s compensation attributable to the first half of 2018 in accordance with Mr. Wintrob’s employment agreement. As noted above under “Profit Sharing Arrangement”, these Class A units will vest annually over four years.

C.	Daniel D. Levin
Mr. Wintrob determined Mr. Levin’s compensation for 2018. Mr. Wintrob’s determination was a subjective assessment of a range of factors, including (i) Mr. Levin’s responsibilities as our chief financial officer and the scope of his duties, (ii) Mr. Levin’s overall leadership and oversight of the various departments that report to him, (iii) his effectiveness in participating in the setting of Oaktree’s strategic direction and executing our major initiatives, (iv) his individual performance and (vi) Mr. Wintrob’s review of available market data.
Mr. Levin receives fixed payments as base salary and receives an annual bonus, which is paid in part in cash and in part in equity so that 25% of his total annual compensation is paid in equity.
2018 Equity Grant to Mr. Levin
On March 28, 2018, we granted 14,379 Class A units subject to four-year vesting to Mr. Levin, the amount and size of which were determined based on the amount of Mr. Levin’s total compensation attributable to fiscal year 2017, as discussed generally above. In addition, we granted 27,607 Class A units subject to four-year vesting on March 28, 2018 to Mr. Levin as a supplemental equity grant in order to recognize 2017 performance and to further align his incentives with Oaktree unitholders.

D.	John B. Frank
Mr. Frank received a share of the carried interest from our largest closed-end strategy, distressed debt, both in recognition of his historical contributions to the management of some of the strategy’s investments and in lieu of other compensation, such as a greater profit sharing percentage or additional OCGH units.
For 2018 Mr. Frank also received (a) 1.3% of the net incentive income of the Oaktree Operating Group from certain funds that existed as of December 31, 2014 (b) 1.0% of the net incentive income of Oaktree Operating Group from certain funds that started during 2015 or had substantial or final closings during 2015, and (c) 0.5% of the net incentive income of the Oaktree Operating Group from certain funds that started after December 31, 2015 or whose final or more substantial closing occurred after December 31, 2015.
Additionally, for 2018 Mr. Frank was entitled to receive profit sharing payments that reflect 0.5% of the net investment income and fee-related earnings of the Oaktree Operating Group subject to certain adjustments. Mr. Frank’s profit sharing of net incentive income, net investment income and fee-related earnings was subject to a cap of $2.5 million in 2018.
Mr. Frank’s remuneration for 2018 was determined based on his responsibilities as Vice Chairman.

E.	Todd E. Molz
Mr. Wintrob determined Mr. Molz’s compensation for 2018. Mr. Wintrob’s determination was a subjective assessment of a range of factors, including (i) the fact that four of our operational units (Legal, Compliance, Internal Audit and Corporate Services) report to Mr. Molz in his capacity as our General Counsel and Chief Administrative Officer; (ii) his overall leadership and oversight of these units, (iii) his role in our strategic direction and initiatives, and (iv) his individual performance. In particular, Mr. Molz’s leadership of the Legal and Compliance departments involves oversight of matters spanning a broad array of complex laws and regulations around the globe, including the legal requirements of the Sarbanes-Oxley Act of 2002 and the NYSE, and various legal and regulatory initiatives in Europe and Asia.
Mr. Molz receives fixed payments as base salary and receives an annual bonus, which is paid in part in cash and in part in equity so that 25% of his total annual compensation is paid in equity.

2018 Equity Grant to Mr. Molz
On March 28, 2018, we granted 23,006 Class A units subject to four-year vesting to Mr. Molz, the amount and size of which were determined based on the amount of Mr. Molz’s total compensation attributable to fiscal year 2017, as discussed generally above.
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

Summary Compensation Table for 2018
The following table provides summary information concerning the compensation of Jay S. Wintrob, our principal executive officer, Daniel D. Levin, our chief financial officer, and our three other most highly compensated employees who served as executive officers as of December 31, 2018, for services rendered to us during 2018.
The distributions our NEOs receive in respect of their indirect ownership of the Oaktree Operating Group are based on their respective holdings of OCGH and Class A units and are not reflected as cash compensation in the table below.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($) (2)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (5)	Total ($)
Bruce A. Karsh, Co-Chairman and Chief Investment Officer	2018		$—	$—	$—	$—	$12,212,938	$12,212,938
	2017		$—	$—	$—	$—	$7,436,027	$7,436,027
	2016		$—	$—	$—	$—	$1,307,358	$1,307,358
Jay S. Wintrob, Chief Executive Officer	2018		$—	$—	$1,134,392	$—	$5,514,142	$6,648,534
	2017	(3)	$—	$—	$7,505,638	$—	$8,078,582	$15,584,220
	2016		$—	$—	$1,082,152	$—	$5,124,532	$6,206,684
Daniel D. Levin, Chief Financial Officer (1)	2018		$500,000	$1,472,500	$1,662,646	$—	$—	$3,635,146
	2017		$500,000	$1,375,000	$1,870,120	$—	$—	$3,745,120
John B. Frank, Vice Chairman	2018		$—	$—	$—	$—	$7,671,314	$7,671,314
	2017		$—	$—	$—	$—	$4,984,023	$4,984,023
	2016		$—	$—	$—	$—	$7,364,386	$7,364,386
Todd E. Molz, General Counsel and Chief Administrative Officer	2018		$500,000	$2,500,000	$911,038	$—	$—	$3,911,038
	2017		$500,000	$2,500,000	$1,024,731	$—	$—	$4,024,731
	2016		$500,000	$2,500,000	$1,415,643	$—	$—	$4,415,643

(1)	Mr. Levin became our Chief Financial Officer on April 1, 2017.

(2)
For Mr. Wintrob, reflects a grant of Class A units in respect of $3,357,138 earned in 2016 and the first half of 2017 as profits participation, the grant of 225,000 OCGH units on April 26, 2017 and amendments to Mr. Wintrob’s EVUs on the same date, the grant of 28,305 Class A units on March 28, 2018 in respect of his 2017 compensation, and the grant of 328 Class A Units on August 8, 2018. For Mr. Levin, reflects a grant of 41,283 Class A units on March 31, 2017 in respect of his 2016 compensation, and a grant of 41,986 Class A units on March 28, 2018 in respect of his 2017 compensation. For Mr. Molz, reflects a grant of 14,077 Class A units and 20,110 OCGH units on March 31, 2016 in respect of his 2015 compensation, a grant of 22,621 Class A units on March 31, 2017 in respect of his 2016 compensation, and a grant of 23,006 Class A units on March 28, 2018 in respect of his 2017 compensation.

(3)
For Mr. Wintrob, the amount in this row in respect of his equity interest in OCGH reflects the incremental fair value associated with the modification of Mr. Wintrob’s EVUs and the grant of the 225,000 OCGH units, as determined in accordance with ASC Topic 718, which is based, in part, on the April 26, 2017 price of $46.55 per Class A unit, less a discount applied to the OCGH units as detailed in notes 2 and 15 to our consolidated financial statements.

(4)
Amounts reflected in this “Stock Awards” column of this Summary Compensation Table represent the aggregate grant date fair value of the applicable equity interests received by our NEOs during each year set forth in the table, calculated in accordance with Financial Accounting Standards Board Accounting Codification (ASC) Topic 718 or “ASC Topic 718,” Accounting for Stock Compensation. Please see notes 2 and 15 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such values. The amounts shown in this table use the values of the awards actually granted in the reported fiscal year, regardless of when those awards were earned. Accordingly, our equity awards granted in 2018 in respect of 2017 performance are shown in the 2018 line in the Summary Compensation Table instead of the 2017 line.  Our equity awards to be granted in 2019 in respect of 2018 performance are not shown in the 2018 line in the Summary Compensation Table (but will appear in the 2019 line in next year’s Summary Compensation Table for next year’s named executive officers).

(5)	Please see the “All Other Compensation Supplemental Table” below.

All Other Compensation Supplemental Table
The following table provides additional information regarding each component of the All Other Compensation column in the Summary Compensation Table:

Name	Year	Payments in Respect of Carried Interest (1)	Profits Participation (2)	Airplane Use (3)	Perquisites (4)	Total
Bruce A. Karsh	2018	$11,291,186	$—	$835,537	$86,215	$12,212,938
	2017	$6,425,935	$—	$933,131	$76,961	$7,436,027
	2016	$1,224,042	$—	$—	$83,316	$1,307,358
Jay S. Wintrob	2018	$—	$5,489,434	$—	$24,708	$5,514,142
	2017	$—	$8,031,479	$—	$47,103	$8,078,582
	2016	$—	$5,124,532	$—	$—	$5,124,532
Daniel D. Levin	2018	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—
John B. Frank	2018	$5,154,630	$2,500,000	$—	$16,684	$7,671,314
	2017	$2,463,584	$2,500,000	$—	$20,439	$4,984,023
	2016	$2,731,734	$4,606,761	$—	$25,891	$7,364,386
Todd E. Molz	2018	$—	$—	$—	$—	$—
	2017	$—	$—	$—	$—	$—
	2016	$—	$—	$—	$—	$—

(1)
Amounts included for 2018 represent amounts earned on an accrual basis in respect of participation interests in incentive income generated by our funds with respect to the year ended December 31, 2018. To the extent that timing differences may exist between when amounts are earned on an accrual basis and paid in cash, these amounts do not reflect actual cash carried interest distributions to the NEOs during such periods. Timing differences typically arise when cash is distributed in the quarter immediately following the one in which the related income was earned.

(2)
Amounts included for 2018 represent the amounts earned on an accrual basis in a given year in respect of the NEO’s annual profits participation interest. The amount for Mr. Wintrob excludes $1,816,185 earned in profits participation for 2018 that will be paid to Mr. Wintrob in the form of a grant of Class A units in the first quarter of 2019.

(3)
Amounts included for 2018 reflect Mr. Karsh’s personal use of an aircraft leased from Mr. Karsh by us. Pursuant to the terms of that lease, the value of personal travel by Mr. Karsh on the leased aircraft is based on direct operating costs (fuel, airport fees, incremental pilot costs, hourly charges of maintenance programs, cost attributable to ‘deadhead’ segments, etc.). Mr. Karsh is also entitled to reimbursement of the costs of certain business-related travel pursuant to that lease, which amounts are not included in the compensation reflected above—please refer to “Item 13—Certain Relationships and Related Transactions, and Director Independence—Aircraft Use” for more information.

(4)
Amounts included for 2018 represent tax preparation fees of $15,000 and $71,215 related to internet services provided for Mr. Karsh; tax preparation fees of $9,105 and $15,603 related to internet services provided for Mr. Wintrob and tax preparation fees of $15,000 and $1,684 related to internet services provided for Mr. Frank.

Non-competition, Non-solicitation and Confidentiality Restrictions
Pursuant to the terms of OCGH’s partnership agreement or the Company’s Class A unit grant agreement, as applicable, our executive officers (including our NEOs) are subject to customary provisions regarding non-solicitation of our clients and employees, confidentiality, assignment of intellectual property and non-disparagement obligations. In addition, during the term of employment and for a period up to one year immediately following the resignation or termination of employment (other than a termination by us without cause), our executive officers may not, directly or indirectly:

•	engage in any business activity in which we operate, including any Competitive Business (as defined below);

•	render any services to any Competitive Business; or

•	acquire a financial interest in or become actively involved with any Competitive Business (other than as a passive investor holding a minimal percentage of the stock of a public company).

Under the terms of OCGH’s partnership agreement or the Company’s Class A unit grant agreement, as applicable, and, in the case of Mr. Wintrob, also under the terms of his employment agreement, during the term of employment and for the two-year period immediately following the resignation or termination of employment for any reason, our executive officers may not solicit our customers or clients for a Competitive Business, induce any employee to leave our employ or hire or otherwise enter into any business affiliation with any person who was our employee during the twelve-month period preceding such executive officer’s termination of employment.
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
Grants of Plan-Based Awards in 2018
The following table provides information concerning the grant of equity-based awards made during the 2018 fiscal year, including awards made in respect of 2017 performance.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock Awards (5)
Jay S. Wintrob	3/28/2018	28,305	(1)	$1,120,878
	8/8/2018	328	(2)	$13,514
Daniel D. Levin	3/28/2018	41,986	(3)	$1,662,646
Todd E. Molz	3/28/2018	23,006	(4)	$911,038

(1)	Reflects a grant of 28,305 Class A units, which vests ratably over four years.

(2)	Reflects a grant of 328 Class A units, which vests ratably over four years.

(3)	Reflects a grant of 41,986 Class A units, which vests ratably over four years.

(4)	Reflects a grant of 23,006 Class A units, which vests ratably over four years.

(5)
Grant date fair value is based on the grant date determined under ASC Topic 718 as of March 28, 2018 for the Class A units of Messrs. Wintrob, Levin and Molz and as of August 8, 2018 for the Class A units of Mr. Wintrob. Accordingly, the grant date fair value for the Class A units is based on the Class A unit price of $39.60 per unit on March 28, 2018 for Messrs. Wintrob, Levin and Molz. The grant date fair value for the Class A units issued to Mr. Wintrob on August 8, 2018 is $41.20.

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
Number of Units Authorized. The 2011 Plan provides that the maximum number of Units that may be delivered pursuant to awards under the 2011 Plan is 22,300,000, as increased on January 1 of each year beginning in 2012 by a number of Units equal to the excess of (a) 15% of the number of outstanding Oaktree Operating Group units on December 31 of the immediately preceding year over (b) the number of Oaktree Operating Group units that have been issued or are issuable under the 2011 Plan as of such date, except that our board of directors may, in its discretion, increase the number of Units covered by the 2011 Plan by a lesser amount. As of February 20, 2019, 12,622,500 Units have been issued or are issuable under the 2011 Plan, and the Committee may issue 10,947,534 additional Units under the 2011 Plan.
2007 Equity Incentive Plan
Our board of directors and the general partner of OCGH adopted the 2007 Oaktree Capital Group, LLC Equity Incentive Plan (our “2007 Plan”) as part of a restructuring in May 2007. No more awards are being granted under the 2007 Plan.
Units Subject to the 2007 Plan. As of February 20, 2019, 4,929,054 OCGH units have been issued under our 2007 Plan. As with the other OCGH units, pursuant to the exchange agreement and the terms of the OCGH partnership agreement, vested Award Units may be exchanged for, at the option of our board of directors, our Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, subject to approval of our board of directors.
Outstanding Equity at 2018 Year End
The following table provides information regarding outstanding unvested equity held by our NEOs as of December 31, 2018:

	Stock Awards
Name	Number of Units That Have Not Vested		Market Value of Units That Have Not Vested (1)
Bruce A. Karsh	—		$—
Jay S. Wintrob	1,096,977	(2)	$10,667,436
Daniel D. Levin	94,891	(3)	$3,771,917
John B. Frank	70,000	(4)	$2,330,344
Todd E. Molz	131,272	(5)	$4,967,957

(1)
The fair market value of $39.75 per Class A unit and $32.79 per OCGH unit is based on the closing price for our Class A units on December 31, 2018, less a discount applied to OCGH units as detailed in notes 2 and 15 to our consolidated financial statements. The fair value of $0.34 per EVU was determined as of December 31, 2018 using a Monte Carlo simulation model as detailed in note 15 to our consolidated financial statements.

(2)
Mr. Wintrob’s units are composed of 800,000 EVUs, 94,477 Class A units and 202,500 OCGH units. With respect to the EVUs, 400,000 will vest following December 31 of each of 2018 and 2019. The Class A units will vest on February 15 of each of 2019 through 2022, respectively, in the following amounts: 23,223, 23,224, 17,740 and 7,077, (ii) 7,710 will vest on August 1 of each of 2019 through 2020, respectively, (iii) 7,711 will vest on August 1, 2021, and (iv) 82 will vest on August 1, 2022. Subject to Mr. Wintrob’s EVU grant agreement, the OCGH units will vest as to 22,500 OCGH units on February 15 of each of 2019 through 2027, respectively.

(3)
Mr. Levin’s units are composed entirely of Class A units, which will vest on February 15 of each of 2019 through 2025, respectively, in the following amounts: 26,823, 26,825, 22,803, 12,482, 1,985, 1,985, and 1,988.

(4)
Mr. Frank’s units are composed of 5,000 Class A units and 65,000 OCGH units. The Class A units will vest 5,000 on January 1, 2019. With respect to the OCGH units (i) 10,000 will vest on January 1 of each of 2020 and 2021, (ii) 5,000 will vest on January 1, 2019 and (iii) 10,000 will vest on February 15 of each of 2019 through 2022.

(5)
Mr. Molz’s units are composed of 95,318 Class A units and 35,954 OCGH units. With respect to the Class A units (i) 5,000 will vest on January 1 of each of 2019 through 2021 and (ii) the following amounts will vest on February 15 of each of 2019 through 2022, respectively: 27,154, 25,309, 21,789, and 6,066. With respect to the OCGH units, the following amounts will vest on February 15 of each of 2019 through 2026, respectively: 3,687, 3,687, 894, 10,961, 6,276, 6,276, 3,279 and 894.
Units Vested in 2018
The following table provides information regarding the number of outstanding equity units held by our NEOs that vested during the year ended December 31, 2018:

	Stock Awards (1)
Name	Number of Units Acquiring on Vesting	Market Value of Units Vesting (2)
Bruce A. Karsh	—	$—
Jay S. Wintrob	447,149	$2,284,278
Daniel D. Levin	20,227	$856,613
John B. Frank	20,000	$844,500
Todd E. Molz	30,092	$1,241,917

(1)
The references to Stock Awards or units in this table refer to 400,000 EVUs, 24,649 Class A units and 22,500 OCGH units in the case of Mr. Wintrob; 20,227 Class A units in the case of Mr. Levin; 20,000 Class A units in the case of Mr. Frank; and 26,405 Class A units and 3,687 OCGH units in the case of Mr. Molz.

(2)
The fair market value per unit is based on the trading price for our Class A units on applicable vesting dates of January 1, 2018, February 15, 2018 and August 1, 2018, respectively, less a discount applied to OCGH units. The fair market value of $1.20 per EVU was determined as of January 1, 2018 using a Monte Carlo simulation model. Please see notes 2 and 15 to our consolidated financial statements for more details.

Potential Payments Upon Termination of Employment or Change in Control at 2018 Year End
Except as otherwise reflected in Mr. Wintrob’s employment agreement, we do not have any formal severance or change of control plans or agreements in place for any of our NEOs. Except for Mr. Wintrob’s EVUs, none of the equity awards held by any of our executive officers at 2018 year end is subject to accelerated vesting in connection with a change in control or a termination of employment for any reason, except if termination is due to death, disability or, in certain cases discussed below, termination without cause, in which case all unvested units automatically accelerate in full.
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
Incentive Income (Messrs. Karsh and Frank)
Generally, upon the earliest to occur of a participating NEO’s death, “disability” (as defined in the applicable governing documents), termination without “cause” (as defined in the applicable governing documents) or resignation (each, a “termination event”), such NEO’s incentive income interest will be converted into the right to receive a residual percentage (which cannot exceed the NEO’s interest prior to such termination event) of the distributions the NEO otherwise would have received absent such termination event, as described below.
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
The following table sets forth the estimated value of the incentive income distributions that would be made in respect of the participating NEO’s unvested incentive income interests under the Carry Plans, assuming those interests became fully vested on December 31, 2018 upon a termination of employment without cause or for good reason (as applicable) or termination due to death, disability or resignation. No amount is payable or accelerated in respect of an interest in the incentive income upon an individual’s termination, regardless of the reason for the termination. Rather, an individual who is terminated will receive amounts payable as and when we receive the associated incentive income (which is expected to occur over a number of years) in accordance with the same payment schedule as would have been in effect in the absence of termination.
The values disclosed below in respect of the rights of participating NEOs to continue to participate in distributions of incentive income, whether at the same level as before termination or at a reduced level as described above under “—Potential Payments Upon Termination of Employment or Change in Control at 2018 Year End,” have been determined assuming that each of the funds in respect of which the participating NEOs would have a right to incentive income had been liquidated on December 31, 2018 and all of the funds’ assets distributed in accordance with their respective distribution provisions at a value equal to their book value as of December 31, 2018. We have calculated the amounts set forth below using these assumptions because distributions made on a liquidation basis would yield the maximum amounts potentially payable to each of the participating NEOs, had a termination of employment actually occurred on December 31, 2018. We note, however, that the values set forth below were computed based on assumptions that may not be accurate or applicable to a given circumstance of termination. The actual amounts to be paid upon a particular termination of employment cannot be directly determined since such payments would be based on several factors, including when termination of employment occurs, the circumstances of termination, the time period for fund liquidation, the investment performance of the fund and the value at which such liquidations actually occur, when Oaktree determines to make distributions from such funds, when income is realized from such funds and the actual amounts so realized.
Estimated Distributions in Respect of Acceleration of Unvested Incentive Income Interests

Name	Liquidation Value of Interests Subject to Vesting Acceleration
Bruce A. Karsh	$15,719,758
John B. Frank	$6,115,102
Impact of Termination Without Cause or for Good Reason on Profit Sharing Payments (Mr. Wintrob)
If Mr. Wintrob’s employment is terminated by us without cause or by Mr. Wintrob for good reason (as defined in Mr. Wintrob’s employment agreement), Mr. Wintrob will be entitled to: (i) the profit sharing payments described above on page 202 through the fiscal quarter of termination, (ii) immediate vesting of all unvested Class A units delivered in respect of prior profit sharing payments, (iii) for a termination before December 31, 2019, payment of 25% of the aggregate profit sharing payments earned in respect of the four full fiscal quarters that preceded the termination quarter (the “quarterly severance profit sharing payment”) for up to eight quarters after the quarter of termination, and (iv) for a termination after December 31, 2019, the quarterly severance profit sharing payment for four quarters following termination. If Mr. Wintrob’s employment had been terminated by us without cause or by him for good reason on December 31, 2018, we expect that we would have paid him an amount equal to $1,875,188 per quarter for each of the Company’s eight consecutive fiscal quarters beginning with the first quarter of 2019, for a total of $15,001,504.

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
Impact of Termination Without Cause or for Good Reason on EVUs (Mr. Wintrob)
If Mr. Wintrob had been terminated by us without cause, or if he had resigned for good reason, on, but giving effect to his employment through, December 31, 2018, Mr. Wintrob would be vested in a number of EVUs equal to the sum (not to exceed 2,000,000) of (A) the number of EVUs that have vested before the fiscal year in which his termination of employment occurs, plus, (B) the product of 400,000 EVUs multiplied by, a fraction, the numerator of which is the number of days in the fiscal year during which we employed Mr. Wintrob, and the denominator of which is 365, plus (C) 800,000 EVUs, so Mr. Wintrob would be vested in 2,000,000 EVUs. The vested EVUs would be recapitalized as OCGH Units following December 31, 2019, December 31, 2020, and December 31, 2021 applying the formula described in “Compensation of the Individual NEOs—Jay S. Wintrob—EVUs—EVU Valuation and Recapitalization” on page 200 above, but modified so that any reductions for net incentive income for pre-employment funds and for the value of the 2017 OCGH grant only applies based on amounts received and the portion vested through the date of termination. Specifically: (i) the reduction described in the third step of the calculation will only be for the portion of profit sharing payments attributable to net incentive income from pre-employment funds that are actually paid or payable for periods before termination, (ii) the reduction described in the fifth step will be determined based on the vested portion of the value of the 2017 OCGH grant through the date of termination, and (iii) there is no reduction under the sixth step on account of any unvested portion of the 2017 OCGH grant. In addition, if the termination occurs before the first recapitalization, then the reduction in the fourth step of the calculation will only be of the excess of 2017 OCGH grant cash distributions over EVU cash distributions paid or payable with respect to periods before termination. The value attributable to the accelerated vesting of the EVUs is not currently calculable because the applicable formula includes components that cannot currently be reasonably estimated. The amount that Mr. Wintrob would be due under this paragraph would apply even if his termination occurs within the one year period after a change of control.
Impact of Voluntary Resignation Without Good Reason, Termination for Cause or Termination by Reason of Death or Disability on EVUs (Mr. Wintrob)
If Mr. Wintrob had resigned without good reason on December 31, 2018, then Mr. Wintrob would have received payment in respect of 1,200,000 EVUs on the same dates on which he would otherwise have been paid and applying the same formula in “Compensation of the Individual NEOs—Jay S. Wintrob—EVUs—EVU Valuation and Recapitalization” on page 200 above, but substituting 1,200,000 for 2,000,000 in the second step. In addition, if such termination occurs before the first recapitalization, then (i) the reduction described in the third step of the calculation is only for the portion of profit sharing payments attributable to net incentive income from pre-employment funds that are actually paid or payable for periods before termination, (ii) the reduction described in the fourth step is determined based on the vested portion of the value of the 2017 OCGH grant through the date of termination, and (iii) there is no reduction under the fifth step on account of any unvested portion of the 2017 OCGH grant. In addition, if the termination occurs before the first recapitalization, then the reduction in the fourth step of the calculation will only be of the excess of 2017 OCGH grant cash distributions over EVU cash distributions paid or payable with respect to periods before termination. If Mr. Wintrob is terminated by us for cause, all of his EVUs, whether vested or unvested, will be immediately forfeited without consideration. If Mr. Wintrob were terminated by reason of death or disability, Mr. Wintrob would be entitled to pro rata vesting and recapitalization of his EVUs, all as described in his EVU award agreement. The value attributable to any pro rata vesting of the EVUs is not currently calculable because the applicable formula includes components that cannot currently be reasonably estimated.
Full Acceleration Event for EVUs (Mr. Wintrob)
If we no longer employ Howard Marks or Bruce Karsh, or if either one is no longer our director or officer, or if either one substantially reduces his role (other than for death or disability, or a family medical issue), in each case on or prior to December 31, 2019, then Mr. Wintrob will be entitled to the following treatment with respect to his EVUs:
(A) All of Mr. Wintrob’s 2,000,000 outstanding EVUs will become fully vested and nonforfeitable. In lieu of calculating the value of the amounts paid in respect of the EVUs in 2019, 2020 or 2021 as would occur absent a full acceleration event, the calculation would occur promptly following the full acceleration event. The allocation for the EVUs will equal the sum of (i) the volume-weighted average price of our Class A Units over the 15 business days before the date as of which either Mr. Wintrob notifies us that Mr. Karsh or Mr. Marks has ceased to serve, or there is a public announcement that Mr. Karsh or Mr. Marks has ceased to serve; plus (ii) the aggregate cash distributions made on a per-OCGH Unit-basis from January 1, 2015 through such date of notice, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement over the $61.00 Base Value as accreted through such date of notice, minus (iii) the sum of (x) $10,359,563 (which is the assumed grant date value of the 2017 OCGH unit grant, as described in “Compensation of the Individual NEOs—Jay S. Wintrob—EVUs—EVU Valuation and Recapitalization” on page 200 above and (y) the portion of Mr. Wintrob’s profit sharing payments attributable to net incentive income from pre-employment funds that are actually paid or payable for periods before the allocation. The allocation hereunder will be made no later than in the year following the year in which the full acceleration event occurred.
(B) Mr. Wintrob will get an award of an additional 2,000,000 OCGH equity value units (the “new EVUs”). The new EVUs will vest ratably over the period of remaining full or partial years between January 1, 2015 and December 31, 2020, subject to Mr. Wintrob’s continued employment. Mr. Wintrob would be entitled to annual cash distributions in respect of the new EVUs based on the performance period of remaining full or partial years between January 1, 2015 and December 31, 2020. The new EVUs would be divided into three tranches, and the determination of how many of the new EVUs are recapitalized as OCGH units would be made as of each December 31 of 2020, 2021 and 2022, respectively, and would be made based on the three performance periods each beginning on January 1, 2015 and ending on December 31 of 2020, 2021 and 2022, respectively. The Base Value for the 2020 fiscal year would be the volume-weighted average price of our Class A units over the 15 days following the date as of which Mr. Marks or Mr. Karsh ceases to serve, plus any unaccreted portion of the $61.00 Base Value that is an estimate of the projected cash distributions over the period January 1, 2015 through December 31, 2020, on a per-OCGH Unit-basis, excluding distributions attributable to net incentive income from certain Oaktree funds listed in Mr. Wintrob’s employment agreement, plus twenty percent of such unaccreted Base Value. The Base Values for the 2021 and 2022 fiscal years would be determined in the same manner, but using $65.00 in place of $61.00 for the 2021 fiscal year and $69.00 for the 2022 fiscal year.
All other terms and conditions that applied to the original EVUs will apply to the new EVUs.
Accelerated Vesting of OCGH Units and Class A Units Upon Termination of Employment
The following table sets forth the estimated value of the acceleration of all unvested OCGH units and unvested Class A units held by each NEO, assuming a termination of employment due to death or disability on December 31, 2018. Other than on termination of employment by reason of death or disability, the vesting of outstanding OCGH and Class A unit awards do not accelerate upon termination of employment, except in the case of (i) Class A units granted to Mr. Wintrob in connection with his profit sharing payments as described above, (ii) certain Class A units granted to Mr. Levin in 2014 and thereafter if Mr. Levin is terminated by us without cause and (iii) certain OCGH and Class A units granted to Mr. Molz in 2014 and thereafter if Mr. Molz is terminated by us without cause.

Acceleration of Unvested OCGH Units and Class A Units

	OCGH Units or Class A Units (1)
Name	Number of Units Subject to Vesting Acceleration on Termination without Cause	Market Value of Accelerated Vesting of Units (2)	Number of Units Subject to Vesting Acceleration due to death or disability	Market Value of Accelerated Vesting of Units (2)
Bruce A. Karsh	—	$—	—	$—
Jay S. Wintrob	94,477	$3,755,461	296,977	$10,395,436
Daniel D. Levin	80,993	$3,219,472	94,891	$3,771,917
John B. Frank	—	$—	70,000	$2,330,100
Todd E. Molz	54,444	$2,125,270	131,272	$4,967,822

(1)	The references to stock awards or units in this table refer to Class A units in the case of Mr. Levin and both Class A and OCGH units in the case of Messrs. Wintrob, Frank and Molz.

(2)
The fair market value of $39.75 per Class A unit and $32.79 per OCGH unit is based on the closing price for our Class A units on December 31, 2018, less a discount applied to OCGH units as detailed in notes 2 and 15 to our consolidated financial statements.

CEO to Median Employee Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation of Mr. Jay Wintrob, our Chief Executive Officer, to the median of the annual total compensation of our employees, other than Mr. Wintrob. We selected December 31, 2018 as the date on which we would identify the median employee. To identify the median employee, we used the sum of 2018 base salary (annualized for full-time employees hired during 2018 and pro-rated for part-time and temporary employees), 2018 cash bonus, overtime pay accrued in 2018 and equity grants earned in respect of 2018 compensation.
The 2018 annual total compensation of our CEO is the amount as reflected in the “Total” column of our Summary Compensation Table for 2018. Mr. Wintrob had 2018 annual total compensation of $6,648,534. Our median employee’s annual total compensation for 2018 was $212,221. As a result, we estimate that Mr. Wintrob’s 2018 annual total compensation was approximately 31 times that of our median employee.
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

Director Compensation Table for 2018
The following table sets forth the cash and equity compensation paid to our outside directors listed below for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)	Other Compensation	Total
Robert E. Denham	$75,000	$91,120	$—	$166,120
Steven J. Gilbert	$100,000	$91,120	$—	$191,120
D. Richard Masson	$100,000	$91,120	$—	$191,120
Wayne G. Pierson	$100,000	$91,120	$—	$191,120
Marna C. Whittington	$115,000	$91,120	$—	$206,120

(1)	Annual cash retainer and fees for serving on our Board of Directors and, other than Mr. Denham, for serving on the Audit Committee of our Board.

(2)
On March 28, 2018, we granted 2,301 Class A units to each of Messrs. Denham, Gilbert, Masson and Pierson and Ms. Whittington, which will vest ratably over four years beginning on February 15, 2018, in consideration of their service as members of our board of directors in 2018. The number of outstanding and unvested Class A units held by Messrs. Denham, Masson, Pierson and Gilbert and Ms. Whittington as of December 31, 2018 was 5,612, 5,612, 5,612, 4,201, and 5,612 units, respectively. We recognize expense for financial statement reporting purposes in respect of the unvested Class A units received by our directors on the basis of the value of those units at the time of the grant pursuant to ASC Topic 718, Accounting for Stock Compensation. Please see notes 2 and 15 to our consolidated financial statements included elsewhere in this annual report for further information concerning the assumptions underlying such expense.

During 2018, we compensated our outside directors named above through an annual cash retainer of $75,000 and the grant of our Class A units. Directors who were also senior executives during any portion of 2018, specifically Messrs. Marks, Karsh, Stone, Wintrob and Frank, do not receive any additional compensation for serving on our board of directors. Members of our audit committee receive an additional annual retainer of $25,000, and the chair of the audit committee receives an additional annual retainer of $15,000. All members of our board of directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending board meetings.
The number of Class A units granted for Messrs. Denham, Gilbert, Masson and Pierson and Ms. Whittington is that number of Class A units having a value equal to $100,000, determined based on the average closing price of the Class A units during the 20 trading days prior to February 23, 2018.
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
In the following table, the applicable percentage ownership with respect to the Class A units and the Class B units beneficially owned represents the applicable unitholder’s holdings of Class A units and Class B units, respectively, as a percentage of 71,482,276 Class A units outstanding and 85,408,069 Class B units outstanding, respectively, as of February 20, 2019. The applicable percentage ownership with respect to the OCGH units beneficially owned represents the applicable unitholder’s holdings of OCGH units as a percentage of the 156,890,345 Oaktree Operating Group units outstanding as of February 20, 2019. The applicable unitholder’s aggregate holdings of Class A units and OCGH units represent such unitholder’s aggregate economic interest in the Oaktree Operating Group. Although holders of OCGH units are entitled, subject to vesting requirements and transfer restrictions, to exchange their OCGH units for, at the option of our board of directors, our Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing, such exchanges require board approval and thus holders of OCGH units are not deemed to beneficially own the equivalent number of Class A units. None of our directors or executive officers hold any of our preferred units.
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

	Class A Units Beneficially Owned		Class B Units Beneficially Owned			OCGH Units Beneficially Owned (1)
Named Executive Officers and Directors	Number	Percent	Number		Percent	Number	Percent
Howard S. Marks	101,826	*	—	(2)	—	15,671,056	10.0%
Bruce A. Karsh	101,826	*	—	(2)	—	16,253,472	10.4
Jay S. Wintrob	118,416	*	—		—	217,220	*
John B. Frank	41,667	*	—		—	1,952,672	1.2
Daniel D. Levin	111,995	*	—		—	—	—
Sheldon M. Stone	101,009	*	—		—	8,716,757	5.6
Todd E. Molz	95,318	*	—		—	190,884	*
Robert E. Denham	26,973	*	—		—	—	—
Steven J. Gilbert	4,969	*	—		—	—	—
Larry W. Keele	8,656	*	—		—	2,731,568	1.7
D. Richard Masson	113,213	*	—		—	2,682,424	1.7
Wayne G. Pierson (3)	8,782	*	—		—	—	—
Marna C. Whittington	19,123	*	—		—	—	—
All executive officers and directors as a group (13 persons)	853,773	*	—		—	48,416,053	30.9
5% Unitholders
FMR LLC (4)	6,438,970	9.0%	—		—	—	—
Capital World Investors (5)	3,772,000	5.2
Oaktree Capital Group Holdings, L.P.	13,000	*	85,408,069		100%	—	—

*	Represents less than 1%.

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

(2)
Excludes 13,000 Class A units and 85,408,069 Class B units held by OCGH. The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC. In their capacities as members of the executive committee of Oaktree Capital Group Holdings GP, LLC holding more than 50% of the aggregate number of OCGH units held by all of the members of the executive committee as a group, Mr. Marks and Mr. Karsh may be deemed to be beneficial owners of the securities held by OCGH. Each of Mr. Marks and Mr. Karsh disclaims beneficial ownership of such securities.

(3)
Excludes 7,251,607 OCGH units held by Acorn Investors, LLC, which Mr. Pierson may be deemed to beneficially own. Mr. Pierson is the President of Acorn Investors, LLC and disclaims beneficial ownership of the Class A and OCGH units held by that entity.

(4)
Reflects Class A units beneficially owned as of December 31, 2018 by FMR LLC based on a Schedule 13G filed by FMR LLC on February 13, 2019. The Schedule 13G includes 6,438,970 Class A units beneficially owned by Abigail Johnson and Fidelity Management & Research Company (together with FMR LLC and Abigail Johnson, “Fidelity”), a wholly owned subsidiary of FMR LLC, in its capacity as investment adviser to various registered investment companies (the “Fidelity funds”). The Schedule 13G states that members of the Johnson family, including Abigail, through their ownership of FMR LLC voting common stock and the execution of a shareholders’ voting agreement, may be deemed a controlling group with respect to FMR LLC. The Schedule 13G also states that neither FMR LLC nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the Fidelity funds’ boards of trustees pursuant to established guidelines. The address of Fidelity is 245 Summer Street, Boston, Massachusetts 02210.

(5)
Reflects Class A units beneficially owned as of December 31, 2018 by Capital World Investors, a division of Capital Research and Management Company, based on a Schedule 13G filed by Capital World Investors on February 14, 2019. The address of Capital World Investors is 333 South Hope Street, Los Angeles, California, 90071.

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
Tax Receivable Agreement
As described above, subject to certain restrictions, including the approval of our board of directors, each OCGH unitholder has the right to (or may be required to) exchange his or her OCGH units for, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing. Our Intermediate Holding Companies will deliver, at the option of our board of directors, Class A units on a one-for-one basis, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing in exchange for the applicable OCGH unitholder’s OCGH units pursuant to the exchange agreement. These exchanges have resulted in, and are expected to result in, increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group. These increases in tax basis have increased and will increase (for tax purposes) depreciation and amortization deductions and reduce gain on sales of assets, and therefore reduce the taxes of two of our Intermediate Holding Companies, Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc.
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

If Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc. does not have taxable income, they are not required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been actually realized. We expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of the Oaktree Operating Group, the payments that we may make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that remaining payments under the tax receivable agreement (“TRA payments”) in connection with the 2007 private offering, our initial public offering in 2012 and our subsequent follow-on offerings will aggregate to $13.4 million over the period ending approximately in 2029, $32.4 million over the period ending approximately in 2034, $45.6 million over the period ending approximately in 2035, $34.6 million over the period ending approximately in 2036, $29.4 million over the period ending approximately in 2037, and $32.3 million over the period ending approximately in 2040, respectively. We have begun to make payments in respect of the 2007 private offering, our initial public offering, and our 2013, 2014 and 2015 follow-on offerings. During the year ended December 31, 2018, we made TRA payments in respect of the year ended December 31, 2017 of $4,558,816, $4,362,739, $2,218,635, $802,896, $334,930 and $274,336 to Howard Marks, our Co-Chairman and a director; Bruce Karsh, our Co-Chairman, Chief Investment Officer and a director; Sheldon Stone, a principal and a director; D. Richard Masson, a director; John Frank, our Vice Chairman and a director; and Larry Keele, a director and a former principal, respectively. We have not yet begun to make TRA payments in respect of the February 2018 follow-on offering. In addition, we expect that future TRA payments in connection with the 2007 private offering, our initial public offering and the May 2013, March 2014, March 2015 and February 2018 follow-on offerings to Messrs. Marks, Karsh, Stone, Masson, Frank, Keele and Todd Molz, our General Counsel and Chief Administrative Officer, will be approximately $42.3 million, $39.5 million, $20.5 million, $6.7 million, $3.5 million, $3.4 million and $0.2 million, respectively. Future payments under the tax receivable agreement in respect of subsequent exchanges of OCGH units would be in addition to these amounts and are expected to be substantial. The payments under the tax receivable agreement are not conditioned upon OCGH unitholders’ continued ownership of interests in OCGH.
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
Each of the Oaktree Operating Group partnerships has an identical number of units outstanding, and we use the term “Oaktree Operating Group unit” to refer, collectively, to a unit in each of the Oaktree Operating Group partnerships. As of February 20, 2019, there were 156,890,345 Oaktree Operating Group units outstanding. The holders of Oaktree Operating Group units, including the Intermediate Holding Companies, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of the Oaktree Operating Group. Net profits and net losses of Oaktree Operating Group units generally are allocated to the holders of such units (including the Intermediate Holding Companies) pro rata in accordance with the percentages of their respective interests. The partnership agreement of each Oaktree Operating Group partnership provides for cash distributions, which we refer to as “tax distributions,” to the partners of such partnership if we determine that the allocation of the partnership’s income will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant entity allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in Los Angeles, California or New York, New York (taking into account the nondeductibility of certain expenses and the character of our income). Tax distributions are made only to the extent that all distributions from the Oaktree Operating Group for the relevant year were insufficient to cover such tax liabilities.
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
In connection with the issuance by the Company of each series of preferred units, Oaktree Capital I, L.P. issued preferred units that have economic terms designed to mirror those of the Company’s preferred units and that are held directly or indirectly by the Company.
Oaktree Capital Group Holdings, L.P. Units
OCGH unitholders hold OCGH units. OCGH, in turn, holds an equivalent number of Oaktree Operating Group units. The units in OCGH held by the OCGH unitholders as of February 20, 2019 have vesting provisions. Upon expiration of the vesting period, OCGH unitholders may, subject to certain restrictions, sell their OCGH units or exchange their OCGH units into, at the option of our board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices, other consideration of equal value or any combination of the foregoing and, subsequently, sell any such Class A units received. OCGH and our board of directors may limit the number of OCGH units that may be exchanged after expiration of the relevant vesting period, based on such factors as they deem appropriate, including the market’s ability to absorb sales of the exchanged Class A units. In addition, the general partner of OCGH may at its sole discretion cause a mandatory sale or exchange of OCGH units owned by any OCGH unitholder. As of the date of this annual report, sales of Class A units by our employees may only be effected during “open periods” authorized by us. The amount of OCGH units vesting will vary year to year, sometimes materially, but as of February 20, 2019, OCGH units due to vest after 2019 represented approximately 0.9% of the total outstanding number of Oaktree Operating Group units.
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
Aircraft Use
We lease from Mr. Karsh an aircraft owned personally by him on a non-exclusive basis, pursuant to which he may use the plane for both Company-related travel and personal travel. During the year ended December 31, 2018, we paid Mr. Karsh $1,134,554 in connection with our use of his aircraft for Company-related travel under this lease agreement. Please see “Item 11. Executive Compensation—All Other Compensation Supplemental Table” for a description of a payment we made to Mr. Karsh for his personal travel under this lease agreement.
Investments in Funds
Our directors and executive officers are permitted to invest their own capital (or the capital of family trusts or other estate planning vehicles they control) in our funds. These investment opportunities are available to all of our professionals who we have determined have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws and regulations. These investment opportunities are available on the same terms and conditions as those applicable to third-party investors in our funds and bear their share of management fees, except that they are not subject to incentive fees. As of December 31, 2018, we managed approximately $527 million of AUM invested by our directors, executive officers and certain current and former employees in our funds. During the year ended December 31, 2018, the following directors and executive officers made the following contributions of their own capital (and/or the capital of family trusts or other estate planning vehicles they control) to our funds and are expected to continue to contribute capital in our funds from time to time: Mr. Frank contributed an aggregate of $2,125,840; Mr. Karsh and an organization affiliated with Mr. Karsh contributed an aggregate of $3,221,048; Mr. Keele contributed an aggregate of $298,160; Mr. Stone contributed an aggregate of $9,861,204; Mr. Masson contributed an aggregate of $319,091; Mr. Denham contributed an aggregate of $169,803; Ms. Whittington contributed an aggregate of $149,739 and Mr. Wintrob contributed an aggregate of $1,837,553, respectively. During the year ended December 31, 2018, the following directors and executive officers (and/or family trusts or other estate planning vehicles they control) received the following net distributions from our funds as a result of their invested capital: Mr. Frank received $3,338,907; Mr. Karsh and an organization affiliated with Mr. Karsh received an aggregate of $4,469,206; Mr. Keele received $859,250; Mr. Marks received $225,461; Mr. Masson received $370,347; Mr. Stone received $14,019,290 and Mr. Wintrob received $226,556 from our funds, respectively.
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

Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended December 31, 2018 and 2017.

	For the Year Ended December 31,
	2018		2017
	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates	Oaktree Capital Group, LLC	Oaktree Consolidated Funds and Affiliates
	($ in thousands)
Audit fees (1)	$3,640	$590	$3,704	$605
Audit-related fees (2)	281	212	326	56
Tax fees (3)	5,434	616	6,412	470

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

(3)
Tax fees consist of fees related to tax compliance and tax advisory services. Tax fees in 2018 include $3,137 for tax compliance services and $2,913 for tax advisory services. Tax fees in 2017 include $2,783 for tax compliance services and $4,099 for tax advisory services.

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
Date: February 22, 2019

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 22nd day of February 2019:

Signature	Title
/s/ Howard S. Marks
Howard S. Marks	Director and Co-Chairman
/s/ Bruce A. Karsh
Bruce A. Karsh	Director, Co-Chairman and Chief Investment Officer
/s/ Jay S. Wintrob
Jay S. Wintrob	Director and Chief Executive Officer (Principal Executive Officer)
/s/ John B. Frank
John B. Frank	Director and Vice Chairman
/s/ Daniel D. Levin
Daniel D. Levin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Sheldon M. Stone
Sheldon M. Stone	Director and Principal
/s/ Robert E. Denham
Robert E. Denham	Director
/s/ Steven J. Gilbert
Steven J. Gilbert	Director
/s/ Larry W. Keele
Larry W. Keele	Director
/s/ D. Richard Masson
D. Richard Masson	Director
/s/ Wayne G. Pierson
Wayne G. Pierson	Director
/s/ Marna C. Whittington
Marna C. Whittington	Director

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

3.2
Fourth Amended and Restated Operating Agreement of the registrant dated as of May 17, 2018 (including Unit Designation, dated as of November 16, 2015, Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018) (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 1, 2018).

3.3	Unit Designation, effective November 16, 2015 (included in Exhibit 3.2).

3.4	Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018 (included in Exhibit 3.2).

3.5	Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018 (included in Exhibit 3.2).

4.1
Specimen Certificate evidencing the Registrant’s Class A units (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on September 2, 2011).

4.2	Form of 6.625% Series A Preferred Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 17, 2018).

4.3	Form of 6.550% Series B Preferred Unit Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on August 9, 2018).

4.4
Note and Guaranty Agreement, dated as of July 11, 2014, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.5	Form of 3.91% Senior Notes, Series A, due September 3, 2024 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.6	Form of 4.01% Senior Notes, Series B, due September 3, 2026 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.7	Form of 4.21% Senior Notes, Series C, due September 3, 2029 (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2014).

4.8
Note and Guaranty Agreement, dated as of July 12, 2016, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).

4.9	Form of 3.69% Senior Notes due July 12, 2031 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 12, 2016).

4.10
Note and Guaranty Agreement, dated as of November 16, 2017, by and among Oaktree Capital Management, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P. and Oaktree AIF Investments, L.P. and each of the purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2017).

4.11	Form of 3.78% Senior Notes due December 18, 2032 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 17, 2017).

10.1
Second Amended and Restated Limited Partnership Agreement of Oaktree Capital I, L.P., dated as of May 17, 2018 (including Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 2, 2018).

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

10.9.3
Third Amendment, dated as of November 14, 2017, to the March 31, 2014 Credit Agreement, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018).

10.9.4
Fourth Amendment, dated as of March 29, 2018, to the March 31, 2014 Credit Agreement, by and among Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital I, L.P., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 4, 2018).

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

10.18*
Letter Agreement between Oaktree Capital Management, L.P. and Jay S. Wintrob dated October 6, 2014 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.19*
Third Amended and Restated Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan by and among Oaktree Capital Group Holdings, L.P., Oaktree Capital Group Holdings GP, LLC and Jay S. Wintrob dated February 20, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018).

10.20*	Form of Oaktree Capital Group, LLC 2018 Class A Restricted Unit Award Agreement †.

10.21*
Form of Oaktree Capital Group Holdings, L.P. Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

10.22*	Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement for Outside Directors †.

10.23*
Summaries of compensation for Daniel D. Levin, John B. Frank and Todd E. Molz (incorporated by reference to sections C, D and E, respectively, under “Executive Compensation—Compensation Discussion and Analysis—Compensation of the Individual NEOs” on pages 203-204 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019).

10.24	Unit Designation with respect to the Series A Preferred Mirror Units of Oaktree Capital I, L.P., dated May 17, 2018 (included as part of Exhibit 10.1).

10.25	Unit Designation with respect to the Series B Preferred Mirror Units of Oaktree Capital I, L.P., dated August 9, 2018 (included as part of Exhibit 10.1).

10.26
Form of Grant Agreement under the Oaktree Capital Group, LLC 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015).

10.27
Form of Oaktree Capital Group, LLC 2017 Class A Restricted Unit Award Agreement. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018).

10.28
Form of Oaktree Capital Group, LLC Class A Restricted Unit Award Agreement for Outside Directors (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 9, 2016).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.