Form 10-Q
period 2019-03-31
Oaktree Capital Group, LLC
filed 2019-05-10
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File Number 001-35500
________________
Oaktree Capital Group, LLC
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	26-0174894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
333 South Grand Avenue, 28th Floor
Los Angeles, CA 90071
Telephone: (213) 830-6300
(Address, zip code, and telephone number, including
area code, of registrant’s principal executive offices)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A units representing limited liability company interests 6.625% Series A preferred units 6.550% Series B preferred units	OAK OAK-A OAK-B	New York Stock Exchange New York Stock Exchange New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of April 29, 2019, there were 72,940,047 Class A units and 86,718,684 Class B units of the registrant outstanding.

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
In addition to factors previously disclosed in Brookfield Asset Management Inc.’s (“Brookfield”) and Oaktree Capital Group, LLC’s (“OCG”) reports filed with securities regulators in Canada and the United States and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: the occurrence of any event, change or other circumstances that could give rise to the right of one or both of Brookfield and OCG to terminate the definitive merger agreement between Brookfield and OCG; the outcome of any legal proceedings that may be instituted against Brookfield, OCG or their respective unitholders, shareholders or directors; the ability to obtain regulatory approvals and meet other closing conditions to the merger, including the risk that regulatory approvals required for the merger are not obtained or are obtained subject to conditions that are not anticipated or that are material and adverse to Brookfield’s or OCG’s business; a delay in closing the merger; the ability to obtain approval by OCG’s unitholders on the expected terms and schedule; business disruptions from the proposed merger that will harm Brookfield’s or OCG’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger; certain restrictions during the pendency of the merger that may impact Brookfield’s or OCG’s ability to pursue certain business opportunities or strategic transactions; the ability of Brookfield or OCG to retain and hire key personnel; uncertainty as to the long-term value of the Class A shares of Brookfield following the merger; the continued availability of capital and financing following the merger; the business, economic and political conditions in the markets in which Brookfield and OCG operate; changes in OCG’s or Brookfield’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s or Brookfield’s investments; the pace of OCG’s or Brookfield’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of OCG’s existing funds; the amount and timing of distributions on OCG’s preferred units and Class A units; changes in OCG’s operating or other expenses; the degree to which OCG or Brookfield encounters competition; and general political, economic and market conditions.
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, neither Brookfield nor OCG undertakes any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the caption “Business Environment and Risks” in Brookfield’s most recent report on Form 40-F for the year ended December 31, 2018, and under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in OCG’s most recent report on Form 10-K for the year ended December 31, 2018, and in each case any material updates to these factors contained in any of Brookfield’s or OCG’s future filings.
As for the forward-looking statements and information that relate to future financial results and other projections, actual results will be different due to the inherent uncertainties of estimates, forecasts and projections and may be better or worse than projected and such differences could be material. Given these uncertainties, you should not place any reliance on these forward-looking statements and information.
This quarterly report and its contents do not constitute and should not be construed as (a) a recommendation to buy, (b) an offer to buy or solicitation of an offer to buy, (c) an offer to sell or (d) advice in relation to, any securities of OCG or securities of any Oaktree investment fund.

Important Additional Information and Where to Find It
In connection with the proposed merger, Brookfield will file with the SEC a registration statement on Form F-4 that will include the consent solicitation statement of OCG and a prospectus of Brookfield, as well as other relevant documents regarding the proposed transaction. A definitive consent solicitation statement/prospectus will also be sent to OCG’s unitholders. This quarterly report does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.
INVESTORS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE CONSENT SOLICITATION STATEMENT/PROSPECTUS REGARDING THE MERGER WHEN IT BECOMES AVAILABLE AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.
A free copy of the consent solicitation statement/prospectus, as well as other filings containing information about OCG and Brookfield, may be obtained at the SEC’s Internet site (http://www.sec.gov). You will also be able to obtain these documents, free of charge, from OCG by accessing OCG’s website at ir.oaktreecapital.com or from Brookfield by accessing Brookfield’s website at bam.Brookfield.com/reports-and-filings. Copies of the consent solicitation statement/prospectus can also be obtained, free of charge, by directing a request to Oaktree Investor Relations at Unitholders – Investor Relations, Oaktree Capital Management, L.P., 333 South Grand Ave., 28th Floor, Los Angeles, CA 90071, by calling (213) 830-6483 or by sending an e-mail to investorrelations@oaktreecapital.com or to Brookfield Investor Relations by calling (416) 359-8647 or by sending an e-mail to enquiries@brookfield.com.
OCG and certain of its directors and executive officers may be deemed to be participants in the solicitation of proxies from OCG unitholders in respect of the transaction described in the consent solicitation statement/prospectus. Information regarding OCG’s directors and executive officers is contained in OCG’s Annual Report on Form 10-K for the year ended December 31, 2018, which is filed with the SEC. Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the consent solicitation statement/prospectus regarding the proposed merger when it becomes available. Free copies of this document may be obtained as described in the preceding paragraph.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	March 31, 2019	December 31, 2018
Assets
Cash and cash-equivalents	$500,208	$460,937
U.S. Treasury and other securities	457,703	546,531
Corporate investments (includes $79,378 and $74,899 measured at fair value as of March 31, 2019 and December 31, 2018, respectively)	1,157,209	1,209,764
Due from affiliates	361,728	442,912
Deferred tax assets	229,264	229,100
Operating lease assets	109,281	—
Other assets	534,205	533,044
Assets of consolidated funds:
Cash and cash-equivalents	313,324	370,790
Investments, at fair value	6,770,470	6,531,385
Dividends and interest receivable	28,640	26,792
Due from brokers	863	11,599
Receivable for securities sold	85,325	65,884
Other assets	6,976	3,440
Total assets	$10,555,196	$10,432,178
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$246,599	$437,966
Accounts payable, accrued expenses and other liabilities	122,714	128,729
Due to affiliates	189,634	188,367
Debt obligations	746,078	745,945
Operating lease liabilities	139,210	—
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	35,039	31,643
Payables for securities purchased	523,534	450,172
Securities sold short, at fair value	—	2,609
Distributions payable	2,126	4,885
Borrowings under credit facilities	865,061	864,529
Debt obligations of CLOs	4,159,429	4,127,994
Total liabilities	7,029,424	6,982,839
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	1,040,984	961,622
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of March 31, 2019 and December 31, 2018	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of March 31, 2019 and December 31, 2018	226,915	226,915
Class A units, no par value, unlimited units authorized, 72,928,249 and 71,661,623 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Class B units, no par value, unlimited units authorized, 86,418,685 and 85,471,937 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Paid-in capital	897,782	893,043
Retained earnings	94,199	100,683
Accumulated other comprehensive income	2,764	1,053
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,395,329	1,395,363
Non-controlling interests in consolidated subsidiaries	1,089,459	1,092,354
Total unitholders’ capital	2,484,788	2,487,717
Total liabilities and unitholders’ capital	$10,555,196	$10,432,178
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Management fees	$169,934	$185,415
Incentive income	96,481	151,906
Total revenues	266,415	337,321
Expenses:
Compensation and benefits	(114,523)	(108,754)
Equity-based compensation	(14,329)	(14,621)
Incentive income compensation	(52,300)	(84,815)
Total compensation and benefits expense	(181,152)	(208,190)
General and administrative	(47,603)	(32,964)
Depreciation and amortization	(6,564)	(6,402)
Consolidated fund expenses	(2,155)	(3,480)
Total expenses	(237,474)	(251,036)
Other income (loss):
Interest expense	(45,765)	(40,579)
Interest and dividend income	92,252	62,619
Net realized gain (loss) on consolidated funds’ investments	(5,819)	14,599
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	57,117	(14,386)
Investment income	62,150	34,563
Other income, net	22	697
Total other income	159,957	57,513
Income before income taxes	188,898	143,798
Income taxes	(4,498)	(6,397)
Net income	184,400	137,401
Less:
Net income attributable to non-controlling interests in consolidated funds	(64,202)	(10,725)
Net income attributable to non-controlling interests in consolidated subsidiaries	(66,115)	(73,944)
Net income attributable to Oaktree Capital Group, LLC	54,083	52,732
Net income attributable to preferred unitholders	(6,829)	—
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$47,254	$52,732

Distributions declared per Class A unit	$0.75	$0.76
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.66	$0.78
Weighted average number of Class A units outstanding	71,632	67,918

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$184,400	$137,401
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,708	(219)
Other comprehensive income (loss), net of tax	3,708	(219)
Total comprehensive income	188,108	137,182
Less:
Comprehensive income attributable to non-controlling interests in consolidated funds	(64,202)	(10,725)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(68,112)	(73,811)
Comprehensive income attributable to OCG	55,794	52,646
Comprehensive income attributable to preferred unitholders	(6,829)	—
Comprehensive income attributable to OCG Class A unitholders	$48,965	$52,646

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$184,400	$137,401
Adjustments to reconcile net income to net cash used in operating activities:
Adoption of revenue recognition standard	—	48,709
Investment income	(62,150)	(34,563)
Depreciation and amortization	6,564	6,402
Equity-based compensation	14,329	14,621
Net realized and unrealized (gain) loss from consolidated funds’ investments	(51,298)	(213)
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(1,841)	(838)
Income distributions from corporate investments in funds and companies	45,392	60,794
Other non-cash items	1,420	139
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(1,453)	(6,298)
Decrease in net due from affiliates	82,452	69,374
Decrease in accrued compensation expense	(192,471)	(73,603)
Increase in accounts payable, accrued expenses and other liabilities	24,218	51
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(2,060)	(826)
(Increase) decrease in due from brokers	10,736	(8,622)
(Increase) decrease in receivables for securities sold	(22,573)	65,327
(Increase) decrease in other assets	266	(809)
Increase in accounts payable, accrued expenses and other liabilities	3,979	1,985
Increase in payables for securities purchased	51,123	833
Purchases of securities	(694,115)	(1,147,150)
Proceeds from maturities and sales of securities	546,571	1,015,016
Net cash provided by (used in) operating activities	(56,511)	147,730
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(342,672)	(142,163)
Proceeds from maturities and sales of U.S. Treasury and other securities	431,573	89,654
Corporate investments in funds and companies	(8,593)	(76,149)
Distributions and proceeds from corporate investments in funds and companies	74,540	209,006
Purchases of fixed assets	(3,094)	(205)
Net cash provided by investing activities	151,754	80,143

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Net proceeds from issuance of Class A units	$—	$219,750
Purchase of OCGH units	—	(219,525)
Repurchase and cancellation of units	(9,925)	(10,453)
Distributions to Class A unitholders	(53,738)	(53,426)
Distributions to preferred unitholders	(6,829)	—
Distributions to OCGH unitholders	(68,366)	(73,933)
Distributions to non-controlling interests	(1,189)	(1,240)
Payment of debt issuance costs	—	(2,235)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	80,653	59,745
Distributions to non-controlling interests	(62,641)	(93,323)
Proceeds from debt obligations issued by CLOs	75,947	505,480
Payment of debt issuance costs	(768)	(899)
Repayment on debt obligations issued by CLOs	(65,198)	(455,691)
Borrowings on credit facilities	372,000	—
Repayments on credit facilities	(372,000)	—
Net cash used in financing activities	(112,054)	(125,750)
Effect of exchange rate changes on cash	(1,384)	58
Net increase (decrease) in cash and cash-equivalents	(18,195)	102,181
Deconsolidation of funds	—	(12,315)
Cash and cash-equivalents, beginning balance	831,727	959,465
Cash and cash-equivalents, ending balance	$813,532	$1,049,331

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$500,208	$634,691
Cash and cash-equivalents – Consolidated Funds	313,324	414,640
Total cash and cash-equivalents	$813,532	$1,049,331

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited)
(in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of December 31, 2018	71,662	85,472	$173,669	$226,915	$893,043	$100,683	$1,053	$1,092,354	$—	$2,487,717
Activity for the three months ended March 31, 2019:
Issuance of units	1,455	1,020	—	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(20)	—	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(169)	(73)	—	—	(7,410)	—	—	(2,515)	—	(9,925)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	6,125	—	—	(6,125)	—	—
Capital increase related to equity-based compensation	—	—	—	—	6,024	—	—	7,188	—	13,212
Distributions declared	—	—	(2,981)	(3,848)	—	(53,738)	—	(69,555)	—	(130,122)
Net income	—	—	2,981	3,848	—	47,254	—	66,115	—	120,198
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,711	1,997	—	3,708
Unitholders’ capital as of March 31, 2019	72,928	86,419	$173,669	$226,915	$897,782	$94,199	$2,764	$1,089,459	$—	$2,484,788

Unitholders’ capital as of December 31, 2017	65,310	90,976	$—	$—	$788,413	$80,128	$443	$1,121,237	$30,396	$2,020,617
Activity for the three months ended March 31, 2018:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	20,355	—	28,354	—	48,709
Issuance of units	6,143	114	—	—	219,750	—	—	—	—	219,750
Cancellation of units associated with forfeitures	(81)	—	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(200)	(5,083)	—	—	(227,424)	—	—	(2,554)	—	(229,978)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	6,051	—	—	—	—	6,051
Equity reallocation between controlling and non-controlling interests	—	—	—	—	73,830	—	—	(73,830)	—	—
Capital increase related to equity-based compensation	—	—	—	—	5,956	—	—	7,741	—	13,697
Distributions declared	—	—	—	—	—	(53,426)	—	(75,173)	(19,800)	(148,399)
Net income	—	—	—	—	—	52,732	—	73,944	172	126,848
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(86)	(133)	—	(219)
Unitholders’ capital as of March 31, 2018	71,172	86,007	$—	$—	$866,576	$99,789	$357	$1,079,586	$10,768	$2,057,076

Please see accompanying notes to condensed consolidated financial statements.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. Certain of the Oaktree funds consolidated by the Company are investment companies that follow a specialized basis of accounting established by GAAP. All intercompany transactions and balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2019.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

Agreement and Plan of Merger
On March 13, 2019, Oaktree and Brookfield Asset Management Inc. (“Brookfield”) entered into a definitive merger agreement pursuant to which Brookfield will acquire approximately 62% of Oaktree’s business in a stock and cash transaction. Following the transaction, the remaining 38% of the business will continue to be owned by OCGH, whose unitholders consist primarily of Oaktree’s founders and certain other members of management and employees. As part of the transaction, Brookfield will acquire all outstanding OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes.  In addition, the founders, senior management, and current and former employee-unitholders of OCGH will sell to Brookfield 20% of their OCGH units for the same consideration as the Oaktree Class A unitholders. The OCG board of directors, acting on the recommendation of a special committee composed of non-executive, independent directors, has unanimously recommended that OCG unitholders approve the transaction. The transaction is anticipated to close during the third quarter of 2019, subject to the approval of OCG Class A and Class B unitholders representing a majority of the voting interests of such units, voting together as a single class, and other customary closing conditions including certain regulatory approvals.
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
Leases
The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the statements of financial condition as separate line items: operating lease right-of-use assets (“ROU assets”) and operating lease liabilities. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities and lease incentives. The Company’s lease arrangements generally do not provide an implicit rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company may also include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Please see note 11 for more information.
Revenue Recognition
The Company earns management fees and incentive income from the investment advisory services it provides to its customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company typically enters into contracts with investment funds to provide investment management and administrative services. These services are generally capable of being distinct and each is accounted for as separate performance obligations comprised of distinct service periods because the services are performed over time. The Company determined that for accounting purposes the investment funds are generally considered to be the customers with respect to commingled funds, while the individual investors are the customers with respect to separate account and fund-of-one vehicles. The Company receives management fees and/or incentive income with respect to its investment management services, and it is reimbursed by the funds for expenses incurred or paid on behalf of the funds with respect to its investment advisory services and its administrative services. The Company evaluates whether it is the principal (i.e., report as management fees on a gross basis) or agent (i.e., report as management fees on a net basis) with respect to each performance obligation and associated reimbursement arrangements. The Company has elected to apply the variable consideration exemption for its fee arrangements with its customers. Please see note 3 for more information on revenues.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

Incentive Income
Incentive income generally represents 20% of each closed-end fund’s profits, subject to the return of contributed capital and a preferred return of typically 8% per annum, and up to 20% of certain evergreen fund’s annual profits, subject to high-water marks or hurdle rates. Incentive income is recognized when it is probable that a significant reversal will not occur. Revenue recognition is typically met (a) for closed-end funds, after all contributed capital and the preferred return on that capital have been distributed to the fund’s investors, and (b) for certain evergreen funds, at the conclusion of each annual measurement period. Potential incentive income is highly susceptible to market volatility, the judgment and actions of third parties, and other factors outside of the Company’s control. The Company’s experience has demonstrated little predictive value in the amount of potential incentive income ultimately earned due to the highly uncertain nature of returns inherent in the markets and contingencies associated with many realization events. As a result, the amount of incentive income recognized in any given period is generally determined after giving consideration to a number of factors, including whether the fund is in its investment or liquidation period, and the nature and level of risk associated with changes in fair value of the remaining assets in the fund. In general, it would be unlikely that any amount of potential incentive income would be recognized until (a) the uncertainty is resolved or (b) the fund is near final liquidation, assets are under contract for sale or are of low risk of significant fluctuation in fair value, and the assets are significantly in excess of the threshold at which incentive income would be earned.
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
March 31, 2019
($ in thousands, except where noted)

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
March 31, 2019
($ in thousands, except where noted)

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
March 31, 2019
($ in thousands, except where noted)

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
Recent Accounting Developments
In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while adding others. The Company adopted the guidance in the first quarter of 2019. The adoption did not have a material impact on the consolidated financial statements.
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
In February 2016, the FASB issued guidance that requires a lessee to recognize a lease asset and a lease liability for most of its operating leases. Under legacy GAAP, operating leases were not recognized by a lessee in its statements of financial position. In general, the asset and liability each equal the present value of lease payments. The guidance does not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee. The Company adopted the guidance in the first quarter of 2019 under the simplified transition method, which allows companies to forgo the comparative reporting requirements initially required under the modified retrospective transition approach and apply the new guidance prospectively. The adoption did not have an impact on the consolidated statements of operations because all of the Company’s leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, resulted in a significant gross-up in total assets and total liabilities on the consolidated statements of financial position. The amount of the liability represents the aggregate discounted amount of the Company’s minimum lease obligations as of the reporting date. The difference between

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

the asset and liability amounts represents deferred rent liabilities and lease incentives as of the reporting date that are netted against the asset amount.
3. REVENUES
Revenues disaggregated by fund structure is set forth below. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem.

	Three Months Ended March 31,
	2019	2018
Management Fees
Closed-end	$109,375	$123,387
Open-end	31,541	37,552
Evergreen	29,018	24,476
Total	$169,934	$185,415

Incentive Income
Closed-end	$96,481	$151,906
Evergreen	—	—
Total	$96,481	$151,906
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
The table below sets forth contract balances for the periods indicated:

	As of
	March 31, 2019	December 31, 2018

Receivables (1)	$225,465	$74,795
Contract assets (1)	66,800	288,176
Contract liabilities (2)	(28,413)	(26,549)

(1)	The changes in the balances primarily related to accruals, net of payments received.

(2)	Revenue recognized in the three months ended March 31, 2019 from amounts included in the contract liability balance was $6.5 million.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
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
Consolidated VIEs
As of March 31, 2019, the Company consolidated 22 VIEs for which it was the primary beneficiary, including 9 funds managed by Oaktree, 12 CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. As of December 31, 2018, the Company consolidated 23 VIEs.
As of March 31, 2019, the assets and liabilities of the 21 consolidated VIEs representing funds and CLOs amounted to $7.1 billion and $5.6 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of March 31, 2019, the Company’s investments in consolidated VIEs had a carrying value of $496.7 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	March 31, 2019	December 31, 2018

Corporate investments	$1,047,742	$1,093,294
Due from affiliates	305,051	384,225
Maximum exposure to loss	$1,352,793	$1,477,519

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
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
Corporate investments consisted of the following:

	As of
Corporate Investments	March 31, 2019	December 31, 2018

Equity-method investments:
Funds	$1,041,570	$1,089,068
Companies	36,261	45,797
Other investments, at fair value	79,378	74,899
Total corporate investments	$1,157,209	$1,209,764
The components of investment income are set forth below:

	Three Months Ended March 31,
Investment Income	2019	2018

Equity-method investments:
Funds	$39,320	$27,266
Companies	17,111	18,138
Other investments, at fair value	5,719	(10,841)
Total investment income	$62,150	$34,563

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. As of or for the three months ended March 31, 2019, no individual equity-method investment met the significance criteria.
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three Months Ended March 31,
Statements of Operations	2019	2018
Revenues / investment income	$891,961	$477,491
Interest expense	(70,857)	(67,230)
Other expenses	(361,900)	(201,436)
Net realized and unrealized gain on investments	1,005,147	530,361
Net income	$1,464,351	$739,186
Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three Months Ended March 31,
	2019	2018

Realized gain (loss)	$—	$796
Net change in unrealized gain (loss)	5,719	(11,637)
Total gain (loss)	$5,719	$(10,841)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
United States:
Debt securities:
Communication services	$551,441	$543,948	8.1%	8.4%
Consumer discretionary	533,508	506,551	7.9	7.8
Consumer staples	116,240	112,197	1.7	1.7
Energy	257,233	204,568	3.8	3.1
Financials	371,148	332,240	5.5	5.1
Health care	539,344	537,592	8.0	8.2
Industrials	464,178	443,406	6.9	6.8
Information technology	537,699	536,000	7.9	8.2
Materials	281,666	289,499	4.2	4.4
Real estate	265,229	217,633	3.9	3.3
Utilities	163,545	137,031	2.4	2.1
Total debt securities (cost: $4,143,772 and $4,019,823 as of March 31, 2019 and December 31, 2018, respectively)	4,081,231	3,860,665	60.3	59.1
Equity securities:
Consumer discretionary	6,007	1,915	0.1	0.1
Energy	340	131	0.0	0.0
Financials	668	837	0.0	0.0
Health care	1,609	1,348	0.0	0.0
Industrials	91	88	0.0	0.0
Utilities	1,010	1,107	0.0	0.0
Total equity securities (cost: $14,428 and $6,117 as of March 31, 2019 and December 31, 2018, respectively)	9,725	5,426	0.1	0.1

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Europe:
Debt securities:
Communication services	$527,091	$530,337	7.8%	8.1%
Consumer discretionary	551,756	545,324	8.1	8.3
Consumer staples	163,695	160,406	2.4	2.5
Energy	9,336	15,260	0.1	0.2
Financials	67,029	48,545	1.0	0.7
Health care	452,800	418,516	6.8	6.4
Industrials	260,324	246,640	3.8	3.8
Information technology	184,620	194,988	2.7	3.0
Materials	220,334	221,660	3.3	3.4
Real estate	19,737	30,045	0.3	0.5
Utilities	1,679	1,559	0.0	0.0
Total debt securities (cost: $2,489,971 and $2,477,821 as of March 31, 2019 and December 31, 2018, respectively)	2,458,401	2,413,280	36.3	36.9
Equity securities:
Consumer staples	—	38	—	0.0
Health care	978	948	0.0	0.1
Total equity securities (cost: $163 and $320 as of March 31, 2019 and December 31, 2018, respectively)	978	986	0.0	0.1
Asia and other:
Debt securities:
Communication services	13,395	12,069	0.2	0.2
Consumer discretionary	43,701	36,822	0.7	0.6
Consumer staples	8,976	11,867	0.1	0.2
Energy	27,075	20,594	0.4	0.3
Financials	13,434	13,995	0.2	0.2
Government	14,037	12,155	0.2	0.2
Health care	9,396	9,633	0.1	0.1
Industrials	46,702	40,468	0.8	0.7
Information technology	678	1,887	0.0	0.0
Materials	16,594	15,516	0.2	0.2
Real estate	7,115	38,592	0.1	0.6
Utilities	17,263	14,870	0.3	0.2
Total debt securities (cost: $222,469 and $233,603 as of March 31, 2019 and December 31, 2018, respectively)	218,366	228,468	3.3	3.5

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Asia and other:
Equity securities:
Consumer discretionary	$—	$874	—%	0.0%
Consumer staples	26	997	0.0	0.0
Energy	100	382	0.0	0.0
Financials	—	2,935	—	0.0
Industrials	—	11,265	—	0.2
Information technology	—	1,725	—	0.0
Materials	1,643	4,382	0.0	0.1
Total equity securities (cost: $1,961 and $22,977 as of March 31, 2019 and December 31, 2018, respectively)	1,769	22,560	0.0	0.3
Total debt securities	6,757,998	6,502,413	99.9	99.5
Total equity securities	12,472	28,972	0.1	0.5
Total investments, at fair value	$6,770,470	$6,531,385	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $0 and $2,644 as of March 31, 2019 and December 31, 2018, respectively)	$—	$(2,609)
As of March 31, 2019 and December 31, 2018, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended March 31,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(7,945)	$129,670	$11,322	$(30,588)
CLO liabilities (1)	—	(72,083)	—	18,072
Foreign-currency forward contracts (2)	2,126	(470)	1,439	(711)
Total-return and interest-rate swaps (2)	—	—	20	(86)
Options and futures (2)	—	—	1,818	(1,073)
Total	$(5,819)	$57,117	$14,599	$(14,386)

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
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

	As of March 31, 2019				As of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$457,703	$—	$—	$457,703	$546,531	$—	$—	$546,531
Corporate investments	—	30,990	48,423	79,413	—	29,476	45,426	74,902
Foreign-currency forward contracts (2)	—	2,065	—	2,065	—	1,654	—	1,654
Cross-currency swap (2)	—	4,464	—	4,464	—	2,384	—	2,384
Total assets	$457,703	$37,519	$48,423	$543,645	$546,531	$33,514	$45,426	$625,471

Liabilities
Contingent liability (3)	$—	$—	$(6,576)	$(6,576)	$—	$—	$(6,657)	$(6,657)
Foreign-currency forward contracts (4)	—	(1,600)	—	(1,600)	—	(2,318)	—	(2,318)
Total liabilities	$—	$(1,600)	$(6,576)	$(8,176)	$—	$(2,318)	$(6,657)	$(8,975)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $35 and $3 as of March 31, 2019 and December 31, 2018, respectively, which are included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended March 31,
	2019		2018
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$45,426	$(6,657)	$50,902	$(18,778)
Contributions or additions	—	—	1,293	—
Distributions	—	—	(815)	—
Net gain (loss) included in earnings	2,997	81	1,715	2,575
Ending balance	$48,423	$(6,576)	$53,095	$(16,203)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$2,997	$81	$919	$2,575
The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	March 31, 2019	December 31, 2018	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$48,423	$45,426	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent liability	(6,576)	(6,657)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	24%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
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

	As of March 31, 2019				As of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$5,343,997	$114,945	$5,458,942	$—	$5,216,923	$136,055	$5,352,978
Corporate debt – all other	—	1,097,855	201,201	1,299,056	634	963,423	185,378	1,149,435
Equities – common stock	3,566	—	7,424	10,990	24,483	—	3,063	27,546
Equities – preferred stock	—	—	1,482	1,482	—	—	1,426	1,426
Total investments	3,566	6,441,852	325,052	6,770,470	25,117	6,180,346	325,922	6,531,385
Derivatives:
Foreign-currency forward contracts	—	3,343	—	3,343	—	2,275	—	2,275
Options and futures	—	—	—	—	189	—	—	189
Total derivatives (1)	—	3,343	—	3,343	189	2,275	—	2,464
Total assets	$3,566	$6,445,195	$325,052	$6,773,813	$25,306	$6,182,621	$325,922	$6,533,849

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(3,998,371)	$—	$(3,998,371)	$—	$(3,976,602)	$—	$(3,976,602)
Subordinated notes	—	(161,058)	—	(161,058)	—	(151,392)	—	(151,392)
Total CLO debt obligations (2)	—	(4,159,429)	—	(4,159,429)	—	(4,127,994)	—	(4,127,994)
Securities sold short:
Equity securities	—	—	—	—	(2,609)	—	—	(2,609)
Derivatives:
Foreign-currency forward contracts	—	(2,181)	—	(2,181)	—	(643)	—	(643)
Total derivatives (3)	—	(2,181)	—	(2,181)	—	(643)	—	(643)
Total liabilities	$—	$(4,161,610)	$—	$(4,161,610)	$(2,609)	$(4,128,637)	$—	$(4,131,246)

(1)	Amounts are included in other assets under “assets of consolidated funds” in the condensed consolidated statements of financial condition.

(2)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 10 for more information.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities under “liabilities of consolidated funds” in the condensed consolidated statements of financial condition

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three Months Ended March 31, 2019
Beginning balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Transfers into Level III	17,510	8,754	5,410	—	—	31,674
Transfers out of Level III	(33,820)	(6,280)	—	—	—	(40,100)
Purchases	7,097	17,158	—	—	—	24,255
Sales	(10,017)	(6,801)	(127)	—	—	(16,945)
Realized gains (losses), net	(9)	(361)	26	—	—	(344)
Unrealized appreciation (depreciation), net	(1,871)	3,353	(948)	56	—	590
Ending balance	$114,945	$201,201	$7,424	$1,482	$—	$325,052
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(3,758)	$2,761	$(948)	$56	$—	$(1,889)
Three Months Ended March 31, 2018
Beginning balance	$86,999	$75,388	$3,427	$—	$121,588	$287,402
Deconsolidation of funds	—	—	—	—	(121,087)	(121,087)
Transfers into Level III	25,164	607	490	—	—	26,261
Transfers out of Level III	(7,289)	(490)	(57)	—	—	(7,836)
Purchases	4,816	31,123	56	236	—	36,231
Sales	(17,472)	(19,110)	(311)	—	(501)	(37,394)
Realized gains (losses), net	328	86	—	—	—	414
Unrealized appreciation (depreciation), net	1,949	(203)	98	375	—	2,219
Ending balance	$94,495	$87,401	$3,703	$611	$—	$186,210
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,965	$(185)	$96	$375	$—	$2,251

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of March 31, 2019:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$13,263	Discounted cash flow (4)	Discount rate	10% – 14%	11%
	9,846	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Financials:	106,723	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,770	Discounted cash flow (4)	Discount rate	9% – 12%	11%
Health care:	35,377	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,191	Discounted cash flow (4)	Discount rate	10% – 17%	13%
Real estate:	95,083	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	5,202	Discounted cash flow (4)	Discount rate	11% – 23%	15%
Other:	27,047	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	16,644	Discounted cash flow (4)	Discount rate	8% – 15%	13%
Equity investments:	2,022	Discounted cash flow (4)	Discount rate	10% – 15%	12%
	3,818	Market approach (comparable companies) (6)	Earnings multiple (7)	4x – 11x	6x
	3,066	Recent market information (5)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$325,052

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
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
During the three months ended March 31, 2019 and March 31, 2018, there were no changes in the valuation techniques for Level III securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of March 31, 2019
Foreign-currency forward contracts	$66,215	$2,065	$(91,264)	$(1,600)
Cross-currency swap	238,803	4,464	—	—
Total	$305,018	$6,529	$(91,264)	$(1,600)

As of December 31, 2018
Foreign-currency forward contracts	$58,254	$1,654	$(77,156)	$(2,318)
Cross-currency swap	242,450	2,384	—	—
Total	$300,704	$4,038	$(77,156)	$(2,318)
Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018

Investment income	$1,729	$(12,373)
General and administrative expense (1)	2,104	(3,072)
Total	$3,833	$(15,445)

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of March 31, 2019 and December 31, 2018.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
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
The following tables summarize net gains (losses) from derivatives held by the consolidated funds:

	Three Months Ended March 31,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$2,126	$(470)	$1,439	$(711)
Total-return and interest-rate swaps	—	—	20	(86)
Options and futures	—	—	1,818	(1,073)
Total	$2,126	$(470)	$3,277	$(1,870)
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of March 31, 2019		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$2,065	$1,323	$—	$742
Cross-currency swap	4,464	—	—	4,464
Subtotal	6,529	1,323	—	5,206
Derivative assets of consolidated funds:
Foreign-currency forward contracts	3,343	1,563	—	1,780
Total	$9,872	$2,886	$—	$6,986

Derivative Liabilities:
Foreign-currency forward contracts	$(1,600)	$(1,323)	$—	$(277)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(2,181)	(1,563)	(740)	122
Subtotal	(2,181)	(1,563)	(740)	122
Total	$(3,781)	$(2,886)	$(740)	$(155)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2018		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,654	$1,497	$—	$157
Cross-currency swap	2,384	—	—	2,384
Subtotal	4,038	1,497	—	2,541
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,275	—	—	2,275
Options and futures	189	—	—	189
Subtotal	2,464	—	—	2,464
Total	$6,502	$1,497	$—	$5,005

Derivative Liabilities:
Foreign-currency forward contracts	$(2,318)	$(1,497)	$—	$(821)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(643)	—	—	(643)
Total	$(2,961)	$(1,497)	$—	$(1,464)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

8. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, and company-owned aircraft, are included in other assets in the condensed consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	March 31, 2019	December 31, 2018

Furniture, equipment and capitalized software	$27,287	$26,345
Leasehold improvements	72,851	70,270
Corporate aircraft	66,120	66,120
Other	5,031	4,859
Fixed assets	171,289	167,594
Accumulated depreciation	(64,523)	(61,879)
Fixed assets, net	$106,766	$105,715
9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of March 31, 2019, the Company had determined there was no goodwill impairment. The carrying value of goodwill was $69.3 million as of March 31, 2019 and December 31, 2018.
The following table summarizes the carrying value of intangible assets:

	As of
	March 31, 2019	December 31, 2018

Contractual rights	$347,452	$347,452
Accumulated amortization	(37,365)	(33,173)
Intangible assets, net	$310,087	$314,279
Amortization expense associated with the Company’s intangible assets was $4.2 million for both the three months ended March 31, 2019 and 2018, respectively. Future amortization of intangible assets held as of March 31, 2019 is set forth below:

Remainder of 2019	$12,588
2020	16,780
2021	15,112
2022	12,777
2023	12,777
Thereafter	240,053
Total	$310,087
Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

10. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	March 31, 2019	December 31, 2018

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 29, 2023 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(3,922)	(4,055)
Debt obligations	$746,078	$745,945

(1)
The credit facility consists of a $150 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of March 31, 2019, the Company had no outstanding borrowings under the revolving credit facility.

As of March 31, 2019, future scheduled principal payments of debt obligations were as follows:

Remainder of 2019	$—
2020	—
2021	—
2022	—
2023	150,000
Thereafter	600,000
Total	$750,000
The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of March 31, 2019 and December 31, 2018.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $764.1 million and $720.3 million as of March 31, 2019 and December 31, 2018, respectively, utilizing an average borrowing rate of 3.6% and 4.4%, respectively. As of March 31, 2018, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $742.8 million, whereas a 10% decrease would increase the estimated fair value to $786.4 million.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	March 31, 2019	December 31, 2018
Senior variable rate notes	$870,098	$870,098	$870,100	3.77%	9.5	N/A	N/A
Less: Debt issuance costs	(5,037)	(5,569)
Total debt obligations, net	$865,061	$864,529
As of March 31, 2019 and December 31, 2018, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $870.1 million. The fair value of the senior variable rate notes is a Level III valuation and aggregated $870.0 million and $871.3 million as of March 31, 2019 and December 31, 2018, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end.
Outstanding debt obligations of CLOs were as follows:

	As of March 31, 2019			As of December 31, 2018
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$3,998,371	2.80%	9.5	$3,976,602	2.69%	9.9
Subordinated notes (2)	161,058	N/A	8.8	151,392	N/A	9.7
Total CLO debt obligations	$4,159,429			$4,127,994

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of March 31, 2019 and December 31, 2018, the fair value of CLO assets was $4.8 billion and $4.7 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

As of March 31, 2019, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2019	$299,164
2020	—
2021	—
2022	—
2023	—
Thereafter	3,889,093
Total	$4,188,257
11. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of March 31, 2019, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense were as follows:

Three Months Ended March 31, 2019

Operating lease cost	$4,814
Sublease income	—
Total lease cost	$4,814
Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,751
Weighted average remaining lease term for operating leases (in years)	9.9
Weighted average discount rate for operating leases	4.4%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

As of March 31, 2019, maturities of operating lease liabilities were as follows:

Remainder of 2019	$14,780
2020	18,929
2021	17,911
2022	17,350
2023	16,785
Thereafter	86,424
Total lease payments	172,179
Less: imputed interest	(32,969)
Total operating lease liabilities	$139,210
12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Three Months Ended March 31,
	2019	2018

Beginning balance	$961,622	$860,548
Contributions	80,653	59,745
Distributions	(62,641)	(73,523)
Net income	64,202	10,553
Change in distributions payable	2,759	729
Foreign currency translation and other	(5,611)	3,812
Ending balance	$1,040,984	$861,864

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of March 31, 2019 and December 31, 2018, respectively, OCGH units represented 86,418,685 of the total 159,346,934 Oaktree Operating Group units and 85,471,937 of the total 157,133,560 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,999,392 and $1,997,745 as of March 31, 2019 and December 31, 2018, respectively, the OCGH non-controlling interest was $1,084,345 and $1,086,693. As of March 31, 2019 and December 31, 2018, non-controlling interests attributable to third parties was $5,114 and $5,661, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three Months Ended March 31,
	2019	2018
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	85,474	88,270
Class A unitholders	71,632	67,918
Total weighted average units outstanding	157,106	156,188
Oaktree Operating Group net income:
Net income attributable to preferred unitholders (1)	$6,829	$—
Net income attributable to OCGH non-controlling interest	65,472	73,255
Net income attributable to OCG Class A unitholders	54,866	56,362
Oaktree Operating Group net income (2)	$127,167	$129,617
Net income attributable to OCG Class A unitholders:
Oaktree Operating Group net income attributable to OCG Class A unitholders	$54,866	$56,362
Non-Operating Group income (expense)	(3,644)	20
Income tax expense of Intermediate Holding Companies	(3,968)	(3,650)
Net income attributable to OCG Class A unitholders	$47,254	$52,732

(1)	Represents distributions declared, if any, on the preferred units.

(2)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $642 and $692 for the three months ended March 31, 2019 and 2018, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended March 31,
	2019	2018

Net income attributable to OCG Class A unitholders	$47,254	$52,732
Equity reallocation between controlling and non-controlling interests	6,125	73,830
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$53,379	$126,562

Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

14. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended March 31,
	2019	2018
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to OCG Class A unitholders	$47,254	$52,732
Weighted average number of Class A units outstanding (basic and diluted)	71,632	67,918
Basic and diluted net income per Class A unit	$0.66	$0.78
OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of March 31, 2019, there were 86,418,685 OCGH units outstanding, which are vested or will vest through February 15, 2029, that ultimately may be exchanged into 86,418,685 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three months ended March 31, 2019 and 2018.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of or for the three months ended March 31, 2019 and 2018, no OCGH units were considered issuable under the terms of the arrangement. Consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 15 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of up to 340,000 OCGH units in total, which would vest over periods of four to ten years from date of issuance. As of or for the three months ended March 31, 2019 and 2018, no OCGH units were considered issuable under the terms of these arrangements. Consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
The Company has a contingent consideration liability that is payable in cash and Class A units. No Class A units were considered issuable under the terms of the arrangement as of or for the three months ended March 31, 2019 and 2018. Consequently no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 17 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

15. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the three months ended March 31, 2019, the Company granted 1,452,503 Class A units and 1,020,225 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 6.5 years. The grant date fair value of OCGH units awarded during the three months ended March 31, 2019 was determined by applying a 17.5% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. With respect to forfeitures, the Company has made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
As of March 31, 2019, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $241.5 million over a weighted average period of 4.9 years.
A summary of the status of the Company’s unvested Class A and OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units (1)
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2018	2,700,585	$42.76	1,864,049	$39.83
Granted	1,452,503	49.52	1,020,225	40.85
Vested	(896,481)	42.85	(366,338)	35.30
Forfeited	(19,511)	43.02	—	—
Balance as of March 31, 2019	3,237,096	$45.77	2,517,936	$40.90

(1)
Excludes certain performance-based awards that could result in the issuance of up to 340,000 OCGH units, which would vest over periods of four to ten years from date of issuance. Though no units have been issued to date under these arrangements, as of March 31, 2019 the Company expected to recognize compensation expense on 320,000 unvested OCGH performance awards of $7.8 million over a weighted average period of 4.2 years.

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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of March 31, 2019, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of March 31, 2019, the Company expected to recognize $1.0 million of compensation expense on its unvested

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

EVUs over the next 0.8 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
The fair value of EVUs was determined using a Monte Carlo simulation model. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of March 31, 2019, there were 847,115 deferred equity units outstanding. As of March 31, 2019, the Company expected to recognize compensation expense on 557,308 deferred equity units of $20.6 million over a weighted average period of 7.9 years.
The fair value of the deferred equity units issued in the three months ended March 31, 2019 was determined at the grant date based on the then-prevailing Class A unit trading price and reflected a 17.5% lack-of-marketability discount for the OCGH units that will be issued upon vesting.
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next four quarters ending March 31, 2020, the Company believes that it is reasonably possible that one outcome of these examinations and expiring statutes of limitation on other items may be the release of up to approximately $2.9 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
March 31, 2019
($ in thousands, except where noted)

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
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected estimated future payments to OCGH unitholders under the tax receivable agreement, as of March 31, 2019, are set forth below:

Transaction	Total Future Payments	Payments Through Fiscal Year

2007 private offering	$13,396	2029
Initial public offering	32,411	2034
May 2013 offering	45,649	2035
March 2014 offering	34,640	2036
March 2015 offering	29,446	2037
February 2018 offering	32,330	2040
Total	$187,872
Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units. The Company did not make any payments under the tax receivable agreement during the three months ended March 31, 2019.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of March 31, 2019 and December 31, 2018, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,425,969 and $1,434,458, for which related direct incentive income compensation expense was estimated to be $746,367 and $754,903.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

Contingent Liabilities
The Company has a contingent consideration obligation of up to $36.1 million, payable in cash and Class A units. The amount of contingent consideration is based on the achievement of certain performance targets. As of March 31, 2019 and December 31, 2018, respectively, the fair value of the contingent liability was $6.6 million and $6.7 million. Changes in this liability resulted in income of $0.1 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
In connection with the BDC acquisition in October 2017, Fifth Street Management LLC pledged assets with an estimated fair value of $56.2 million to indemnify the Company or the BDCs against any claims or assessments arising from the period during which it managed the BDCs. As of March 31, 2019, the remaining amount of the pledged assets was $32.0 million.
Commitments to Funds
As of March 31, 2019 and December 31, 2018, the Company, generally in its capacity as general partner, had undrawn capital commitments of $524.3 million and $385.8 million, respectively, including commitments to both unconsolidated and consolidated funds.
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of March 31, 2019 and December 31, 2018, the consolidated funds had potential aggregate commitments of $12.6 million and $13.8 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of March 31, 2019 and December 31, 2018, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the three months ended March 31, 2019, the consolidated funds did not provide any financial support to portfolio companies.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
March 31, 2019
($ in thousands, except where noted)

18. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $99,490 and $95,953 as of March 31, 2019 and December 31, 2018, respectively, based on a discount rate of 10.0%.

	As of
	March 31, 2019	December 31, 2018
Due from affiliates:
Loans	$2,256	$3,857
Amounts due from unconsolidated funds	64,036	72,588
Management fees and incentive income due from unconsolidated funds	292,265	362,971
Payments made on behalf of unconsolidated entities	3,171	3,469
Non-interest bearing advances made to certain non-controlling interest holders and employees	—	27
Total due from affiliates	$361,728	$442,912
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 16)	$187,872	$187,872
Amounts due to senior executives, certain non-controlling interest holders and employees	1,762	495
Total due to affiliates	$189,634	$188,367
Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $23 and $109 for the three months ended March 31, 2019 and 2018, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $242.8 million and $312.0 million for the three months ended March 31, 2019 and 2018, respectively.
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
March 31, 2019
($ in thousands, except where noted)

quarter in which the capital calls occurred. Amounts advanced by the Company are included within “non-interest bearing advances made to certain non-controlling interest holders and employees” in the table above.
Aircraft Services
The Company owns an aircraft for business purposes. Howard Marks, the Company’s co-chairman, may use this aircraft for personal travel and will reimburse the Company to the extent his use of the aircraft for personal travel exceeds a certain threshold pursuant to a Company policy.  The Company also provides certain senior executives a personal travel allowance for private aircraft usage up to a certain threshold pursuant to the same Company policy. Additionally, the Company occasionally makes use of an aircraft owned by one of its senior executives for business purposes at a price to the Company that is based on market rates.
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
20. SUBSEQUENT EVENTS
Class A Unit Distribution
On April 25, 2019, the Company announced a distribution of $1.05 per Class A unit. This distribution, which is related to the first quarter of 2019, will be paid on May 10, 2019 to Class A unitholders of record at the close of business on May 6, 2019.
Preferred Unit Distributions
On April 25, 2019, the Company announced a distribution of $0.414063 per Series A preferred unit, which will be paid on June 15, 2019 to Series A preferred unitholders of record at the close of business on June 1, 2019.
On April 25, 2019, the Company announced a distribution of $0.409375 per Series B preferred unit, which will be paid on June 15, 2019 to Series B preferred unitholders of record at the close of business on June 1, 2019.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $118.6 billion in AUM as of March 31, 2019. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele (excluding DoubleLine’s clientele) includes 71 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 390 corporations and/or their pension funds, over 330 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 350 other non-U.S. institutional investors. As measured by AUM (excluding our pro-rata portion of DoubleLine’s AUM), approximately 74% of our clients are invested in two or more different investment strategies, and 33% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 950 employees and offices in 18 cities worldwide.
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
Major financial markets rebounded in the first quarter of 2019, recovering most of the declines experienced in the fourth quarter of 2018. The S&P 500 Index and the Russell 2000 Index finished the quarter with a total return of 13.6% and 14.6%, respectively. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, returned 10.4%, emerging market equities, as measured by the MSCI Emerging Markets Index, returned 10.0%, and European equity markets, as measured by the MSCI Europe Index, returned 11.0%. Credit markets also performed relatively well for the quarter. Treasury bond prices rose modestly for the quarter, with the 10-year U.S. Treasury yield declining 28 basis points, to 2.41%, from 2.69% at the end of 2018. U.S. high yield bonds, as measured by the FTSE US High Yield Cash-Pay Capped Index, returned 7.4% for the quarter, European high yield bonds, as measured by the ICE BofAML Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index, returned 7.1% and emerging market corporate bonds, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI), returned 5.7%.
Against this backdrop, Oaktree’s incentive-creating closed-end funds delivered an overall blended gross return of 2.5% and 9.2% for the quarter and 12 months ended March 31, 2019. These returns exclude Highstar Capital IV, the infrastructure fund we inherited when adding the Highstar team back in 2014. Including Highstar Capital IV, the overall blended gross return was 2.4% and 6.5% for the quarter and last 12 months, respectively. As of March 31, 2019, AUM was $118.6 billion and management fee-generating AUM was $100.3 billion. Gross capital raised was $1.6 billion and $12.3 billion for the quarter and 12 months ended March 31, 2019, respectively. As of March 31, 2019, uncalled capital commitments were $18.3 billion. Of these commitments, $12.6 billion were not yet generating management fees (“shadow AUM”).
Agreement and Plan of Merger
On March 13, 2019, Oaktree Capital Group, LLC (“OCG”) and Brookfield Asset Management Inc. (“Brookfield”) announced their entry into a definitive merger agreement pursuant to which Brookfield will acquire approximately 62% of OCG’s business in a stock and cash transaction. Following the transaction, the remaining 38% of the business will continue to be owned by Oaktree Capital Group Holdings, L.P. (“OCGH”), whose unitholders consist primarily of OCG’s founders and certain other members of management and current and former employees. As part of the transaction, Brookfield will acquire all outstanding OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per OCG Class A unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes.  In addition, the founders, senior management, and current and former employee-unitholders of OCGH will sell to Brookfield 20% of their OCGH units for the same consideration as the Oaktree Class A unitholders. The OCG board of directors, acting on the recommendation of a special committee composed of non-executive, independent directors, has unanimously recommended that OCG unitholders approve the transaction. The transaction is anticipated to close during the third quarter of 2019, subject to the approval of OCG Class A and Class B unitholders representing a majority of the voting interests of such units, voting together as a single class, and other customary closing conditions including certain regulatory approvals.
Upon closing of the transaction, OCG and Brookfield will continue to operate their respective businesses independently, partnering to leverage their strengths – with each remaining under its current brand and led by its existing management and investment teams. Howard Marks will continue as Co-Chairman of Oaktree, Bruce Karsh as Co-Chairman and Chief Investment Officer, and Jay Wintrob as Chief Executive Officer. Howard Marks and Bruce Karsh will continue to have operating control of Oaktree as an independent entity for the foreseeable future. In addition, Howard Marks will join Brookfield's board of directors.

Understanding Our Results—Consolidation of Oaktree Funds
Generally accepted accounting principles in the United States (“GAAP”) requires us to consolidate entities in which we have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. A limited partnership or similar entity is a variable interest entity (“VIE”) if the unaffiliated limited partners do not have substantive kick-out or participating rights. Most of the Oaktree funds are VIEs because they have not granted unaffiliated limited partners substantive kick-out or participating rights. Oaktree consolidates those VIEs in which we are the primary beneficiary. For entities that are not VIEs, consolidation is evaluated through a majority voting interest model. Please see note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information.
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
Revenues
Our business generates three types of revenue: management fees, incentive income and investment income. Management fees are billed monthly or quarterly based on annual rates and are typically earned for each of the funds that we manage. The contractual terms of management fees generally vary by fund structure. Management fees also may include performance-based fees earned from certain open-end and evergreen fund accounts. For non-GAAP reporting, management fees include the portion of the earnings from management fees attributable to our minority equity interest in DoubleLine. We also have the opportunity to earn incentive income from most of our closed-end and evergreen funds. Our closed-end funds generally provide that we receive incentive income after we have returned to our investors all of their contributed capital plus an annual preferred return, typically 8%. Once this occurs, we generally receive as incentive income 80% of all distributions otherwise attributable to our investors, and those investors receive the remaining 20% until we have received, as incentive income, 20% of all such distributions in excess of the contributed capital from the inception of the fund. Thereafter, all such future distributions attributable to our investors are distributed 80% to those investors and 20% to us as incentive income. For non-GAAP reporting, incentive income also includes the portion of the performance fees attributable to our minority equity interest in DoubleLine earned in the period. Our third revenue source, investment income, represents our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds and companies.
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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs, deferred equity units and other performance-based units. As of March 31, 2019, there was $270.9 million of unrecognized compensation expense, which is expected to be recognized as expense over a weighted average vesting period of 5.2 years as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards which are typically issued in the first quarter of the following fiscal year, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units and other performance-based units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be recognized:

Equity-based Compensation Expense	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through March 2019	$68.5	$62.9	$46.1	$29.0	$26.9	$37.5	$270.9
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
Other Income (Expense), Net
Other income (expense), net includes non-operating income or expense items.
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

Non-GAAP Measures
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial and operating metrics and data that are presented without the consolidation of any funds. The data most important to management in assessing our performance are distributable earnings and fee-related earnings, each for both the Operating Group and per Class A unit. For a detailed reconciliation of the non-GAAP results of operations to our condensed consolidated statements of operations, please see “—Non-GAAP Results—Reconciliation of GAAP to Non-GAAP Results” below.
Distributable Earnings
We use distributable earnings to help evaluate the financial performance of, and make resource allocation and other operating decisions for, our business. Distributable earnings (“DE”) is a non-GAAP performance measure of profitability for our investment management business. DE reflects our realized earnings, after deducting preferred unit distributions, at the Operating Group level without the effects of the consolidated funds for the purpose of, among other things, assisting in the determination of equity distributions from the Operating Group. However, the declaration, payment and determination of the amount of equity distributions, if any, is at the sole discretion of our board of directors, which may change our distribution policy at any time.
DE revenues include the portion of the earnings from management fees and performance fees attributable to our 20% ownership interest in DoubleLine, which are reflected as investment income in our GAAP statements of operations. DE excludes (a) unrealized incentive income and the associated incentive income compensation expense, (b) unrealized gains and losses resulting from foreign-currency transactions and hedging activities, and (c) excludes investment income or loss, which is largely non-cash in nature, and includes the portion of income or loss on distributions received from funds and companies. DE also excludes (a) non-cash equity-based compensation expense, (b) acquisition-related items, including amortization of intangibles, changes in the contingent consideration liability and costs related to the Brookfield transaction, (c) income taxes and other income or expense applicable to OCG or its Intermediate Holding Companies, and (d) non-controlling interests. In addition, any make-whole premium charges related to the repayment of debt are, for DE purposes, amortized through the original maturity date of the repaid debt.
Distributable earnings-Class A, or distributable earnings per Class A unit, is a non-GAAP performance measure calculated to provide Class A unitholders with a measure that shows the portion of DE attributable to their ownership.  Distributable earnings-Class A represents DE, including the effect of (a) the OCGH non-controlling interest, (b) expenses such as current income tax expense applicable to OCG or its Intermediate Holding Companies, and (c) amounts payable under a tax receivable agreement.  The income tax expense included in distributable earnings-Class A represents the implied current provision for income taxes calculated using an approach similar to that which is used in calculating the income tax provision for GAAP.
Fee-related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure that we use to monitor the baseline earnings of our business. FRE is a component of DE and is comprised of management fees (“fee revenues”) less operating expenses other than incentive income compensation expense and non-cash equity-based compensation expense. FRE is considered baseline because it excludes all non-management fee revenue sources and applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though those expenses also support the generation of incentive and realized investment income proceeds. FRE is presented before income taxes.
Fee-related earnings-Class A, or fee-related earnings per Class A unit, is a non-GAAP performance measure calculated to provide Class A unitholders with a measure that shows the portion of FRE attributable to their ownership. Fee-related earnings-Class A represents FRE including the effect of (a) the OCGH non-controlling interest, (b) other income or expenses, such as income tax expense, applicable to OCG or its Intermediate Holding Companies and (c) any Operating Group income taxes attributable to OCG. Fee-related earnings-Class A income taxes is calculated excluding any incentive income or investment income (loss).

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
Incentives created (fund level) often reflects investments measured at fair value and therefore is subject to risk of substantial fluctuation by the time the underlying investments are liquidated. We earn the incentive income, if any, that the fund is then obligated to pay us with respect to our incentive interest (generally 20%) in the profits of our unaffiliated investors, subject to an annual preferred return of typically 8%. Under GAAP, incentive income is recognized when it is probable that significant reversal of revenue will not occur. Distributable earnings includes incentive income when realized, which reduces the possibility that revenue recognized by us would be reversed in a subsequent period. We track incentives created (fund level) because it provides an indication of the value for us currently being created by our investment activities.
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per unit data)
Revenues:
Management fees	$169,934	$185,415
Incentive income	96,481	151,906
Total revenues	266,415	337,321
Expenses:
Compensation and benefits	(114,523)	(108,754)
Equity-based compensation	(14,329)	(14,621)
Incentive income compensation	(52,300)	(84,815)
Total compensation and benefits expense	(181,152)	(208,190)
General and administrative	(47,603)	(32,964)
Depreciation and amortization	(6,564)	(6,402)
Consolidated fund expenses	(2,155)	(3,480)
Total expenses	(237,474)	(251,036)
Other income (loss):
Interest expense	(45,765)	(40,579)
Interest and dividend income	92,252	62,619
Net realized gain (loss) on consolidated funds’ investments	(5,819)	14,599
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	57,117	(14,386)
Investment income	62,150	34,563
Other income, net	22	697
Total other income	159,957	57,513
Income before income taxes	188,898	143,798
Income taxes	(4,498)	(6,397)
Net income	184,400	137,401
Less:
Net income attributable to non-controlling interests in consolidated funds	(64,202)	(10,725)
Net income attributable to non-controlling interests in consolidated subsidiaries	(66,115)	(73,944)
Net income attributable to OCG	54,083	52,732
Net income attributable to preferred unitholders	(6,829)	—
Net income attributable to OCG Class A unitholders	$47,254	$52,732

Distributions declared per Class A unit	$0.75	$0.76
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.66	$0.78
Weighted average number of Class A units outstanding	71,632	67,918

First Quarter Ended March 31, 2019 Compared to the First Quarter Ended March 31, 2018
Revenues
Management Fees
Management fees decreased $15.5 million, or 8.4%, to $169.9 million for the first quarter of 2019, from $185.4 million for the first quarter of 2018. The decrease reflected an aggregate decline of $27.8 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $12.3 million principally from closed-end funds that pay management fees based on drawn capital, NAV or cost basis.
Incentive Income
Incentive income decreased $55.4 million, or 36.5%, to $96.5 million for the first quarter of 2019, from $151.9 million for the first quarter of 2018. The first quarter of 2019 included $45.0 million from Oaktree Opportunities Fund VIII and $19.0 million from OCM Opportunities Fund VIIb.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $5.7 million, or 5.2%, to $114.5 million for the first quarter of 2019, from $108.8 million for the first quarter of 2018, primarily reflecting an unfavorable change in phantom equity expense stemming largely from each period’s change in the Class A unit trading price, as well as higher expenses related to employee benefits.
Equity-based Compensation
Equity-based compensation expense decreased $0.3 million, or 2.1%, to $14.3 million for the first quarter of 2019, from $14.6 million for the first quarter of 2018.
Incentive Income Compensation
Incentive income compensation expense decreased $32.5 million, or 38.3%, to $52.3 million for the first quarter of 2019, from $84.8 million for the first quarter of 2018, primarily reflecting the decline in incentive income.
General and Administrative
General and administrative expense increased $14.6 million, or 44.2%, to $47.6 million for the first quarter of 2019, from $33.0 million for the first quarter of 2018. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $12.4 million, or 34.0%, to $48.9 million from $36.5 million, primarily reflecting costs associated with the Brookfield transaction.
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million, or 3.1%, to $6.6 million for the first quarter of 2019, from $6.4 million for the first quarter of 2018.
Consolidated Fund Expenses
Consolidated fund expenses decreased $1.3 million, or 37.1%, to $2.2 million for the first quarter of 2019, from $3.5 million for the first quarter of 2018. The decrease reflected lower professional fees and other costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense increased $5.2 million, or 12.8%, to $45.8 million for the first quarter of 2019, from $40.6 million for the first quarter of 2018. The increase was primarily attributable to our consolidated funds.

Interest and Dividend Income
Interest and dividend income increased $29.7 million, or 47.4%, to $92.3 million for the first quarter of 2019, from $62.6 million for the first quarter of 2018. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $20.4 million, to a loss of $5.8 million for the first quarter of 2019, from a gain of $14.6 million for the first quarter of 2018. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $71.5 million, to a gain of $57.1 million for the first quarter of 2019, from a loss of $14.4 million for the first quarter of 2018. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $51.1 million, to a net gain of $51.3 million for the first quarter of 2019, from a net gain of $0.2 million for the first quarter of 2018, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income increased $27.6 million, or 79.8%, to $62.2 million for the first quarter of 2019, from $34.6 million for the first quarter of 2018. The increase primarily reflected higher returns on our Credit and Listed Equities investments.
Income Taxes
Income taxes decreased $1.9 million, or 29.7%, to $4.5 million for the first quarter of 2019, from $6.4 million for the first quarter of 2018.  The decrease primarily reflected lower pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for the first quarters of 2019 and 2018 were 8% for both periods, resulting from full-year effective rates of 3% and 9%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $53.5 million, to $64.2 million for the first quarter of 2019, from $10.7 million for the first quarter of 2018. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders decreased $5.4 million, or 10.2%, to $47.3 million for the first quarter of 2019, from $52.7 million for the first quarter of 2018, primarily reflecting lower operating profits, partially offset by higher returns on our fund investments.

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
The following table presents non-GAAP financial data:

	As of or for the Three Months Ended March 31,
	2019	2018
Non-GAAP Results: (1)	(in thousands, except per unit data or as otherwise indicated)

Distributable earnings revenues	$602,694	$477,264
Distributable earnings	233,892	193,973
Distributable earnings per Class A unit	1.46	1.18

Fee revenues	190,101	202,947
Fee-related earnings	39,597	58,487
Fee-related earnings per Class A unit	0.24	0.36

Weighted Average Units:
OCGH	85,474	88,270
Class A	71,632	67,918
Total units	157,106	156,188

Operating Metrics:
Assets under management (in millions):
Assets under management	$118,609	$121,394
Management fee-generating assets under management	100,264	102,043
Incentive-creating assets under management	34,413	33,035
Uncalled capital commitments	18,310	19,556
Accrued incentives (fund level):
Incentives created (fund level)	87,992	111,185
Incentives created (fund level), net of associated incentive income compensation expense	44,228	52,298
Accrued incentives (fund level)	1,424,904	1,795,967
Accrued incentives (fund level), net of associated incentive income compensation expense	678,517	868,035

(1)
Beginning with the first quarter of 2019, the Company has determined that distributable earnings is the primary financial measure used by management to make operating decisions and assess the performance of our business. In connection with this determination, the definition of distributable earnings was modified to include the deduction for preferred unit distributions and exclude costs related to the Brookfield transaction. For comparability, prior periods have been recast for this change, as applicable.

Operating Metrics
We monitor certain operating metrics that are either common to the alternative asset management industry or that we believe provide important data regarding our business. These operating metrics include AUM, management fee-generating AUM, incentive-creating AUM, incentives created (fund level), accrued incentives (fund level) and uncalled capital commitments.
Assets Under Management

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
Assets Under Management:	(in millions)
Closed-end funds	$55,083	$57,106	$55,682
Open-end funds	28,420	29,781	33,703
Evergreen funds	9,140	8,558	8,227
DoubleLine (1)	25,966	24,115	23,782
Total	$118,609	$119,560	$121,394

	Three Months Ended March 31,
	2019	2018
Change in Assets Under Management:	(in millions)
Beginning balance	$119,560	$123,930
Closed-end funds:
Capital commitments/other (2)	269	653
Distributions for a realization event/other (3)	(1,788)	(2,182)
Change in uncalled capital commitments for funds entering or in liquidation (4)	(799)	(306)
Foreign-currency translation	(147)	219
Change in market value (5)	623	431
Change in applicable leverage	(181)	(4)
Open-end funds:
Contributions	1,042	891
Redemptions	(4,388)	(2,635)
Foreign-currency translation	(19)	181
Change in market value (5)	2,004	(175)
Evergreen funds:
Contributions or new capital commitments (6)	260	363
Redemptions or distributions (7)	(116)	(161)
Foreign-currency translation	—	(3)
Change in market value (5)	438	112
DoubleLine:
Net change in DoubleLine	1,851	80
Ending balance	$118,609	$121,394

(1)	DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.

(2)	These amounts include capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
Management Fee-generating AUM

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
Management Fee-generating AUM:	(in millions)
Closed-end funds:
Senior Loans	$8,179	$8,383	$8,104
Other closed-end funds	29,792	28,552	29,734
Open-end funds	28,152	29,503	33,448
Evergreen funds	8,175	7,555	6,975
DoubleLine	25,966	24,115	23,782
Total	$100,264	$98,108	$102,043

	Three Months Ended March 31,
Change in Management Fee-generating AUM:	2019	2018
	(in millions)
Beginning balance	$98,108	$104,287
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	1,268	—
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	579	559
Change attributable to funds in liquidation (2)	(501)	(1,595)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	—	—
Distributions by funds that pay fees based on NAV / other (4).	(92)	(193)
Foreign-currency translation	(120)	174
Change in market value (5).	76	53
Change in applicable leverage	(174)	(5)
Open-end funds:
Contributions	1,042	890
Redemptions	(4,362)	(2,635)
Foreign-currency translation	(19)	181
Change in market value	1,988	(176)
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV (6)	250	470
Redemptions or distributions (7)	(98)	(147)
Change in market value (5).	468	100
DoubleLine:
Net change in DoubleLine	1,851	80
Ending balance	$100,264	$102,043

(1)	These amounts include capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.

A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of AUM to Management Fee-generating AUM:	March 31, 2019	December 31, 2018	March 31, 2018
	(in millions)
Assets under management	$118,609	$119,560	$121,394
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(1,826)	(2,899)	(2,195)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(8,532)	(9,772)	(8,463)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(4,075)	(4,459)	(3,954)
Oaktree’s general partner investments in management fee-generating funds	(1,535)	(1,642)	(2,059)
Funds that pay no management fees (2)	(2,377)	(2,680)	(2,680)
Management fee-generating assets under management	$100,264	$98,108	$102,043

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

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

	As of
Weighted Average Annual Management Fee Rates:	March 31, 2019	December 31, 2018	March 31, 2018
Closed-end funds:
Senior Loans	0.49%	0.49%	0.50%
Other closed-end funds	1.43	1.43	1.47
Open-end funds	0.45	0.44	0.45
Evergreen funds (1)	1.17	1.17	1.20
All Oaktree funds (2)	0.93	0.90	0.91

(1)	Fee rates reflect the applicable asset-based management fee rates, exclusive of quarterly incentive fees on investment income that are included in management fees.

(2)	Excludes DoubleLine funds.

Incentive-creating AUM
Incentive-creating AUM is set forth below. The portion of incentive-creating AUM generating incentives at the fund level was $21.3 billion as of March 31, 2019, $19.5 billion as of December 31, 2018 and $19.9 billion as of March 31, 2018. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
Incentive-creating AUM:	(in millions)
Closed-end funds	$27,174	$27,809	$26,732
Evergreen funds	6,633	6,215	5,688
DoubleLine	606	605	615
Total	$34,413	$34,629	$33,035
First Quarter Ended March 31, 2019
AUM decreased $1.0 billion, or 0.8%, to $118.6 billion as of March 31, 2019, from $119.6 billion as of December 31, 2018. The decrease primarily reflected $3.3 billion of net outflows from open-end funds and $2.6 billion of distributions to closed-end fund investors and uncalled capital commitments, partially offset by $3.1 billion in market-value gains and $1.9 billion attributable to DoubleLine.
Management fee-generating AUM, a forward-looking metric, increased $2.2 billion, or 2.2%, to $100.3 billion as of March 31, 2019, from $98.1 billion as of December 31, 2018. The increase primarily reflected $2.5 billion in market-value gains, $1.9 billion attributable to DoubleLine, $1.3 billion from the start of the investment period for Oaktree Power Opportunities Fund V in April 2019 and $0.6 billion from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, partially offset by $3.3 billion of net outflows from open-end funds and $0.5 billion attributable to closed-end funds in liquidation.
Incentive-creating AUM decreased $0.2 billion, or 0.6%, to $34.4 billion as of March 31, 2019, from $34.6 billion as of December 31, 2018. The decrease reflected $1.6 billion in distributions, partially offset by an aggregate $1.4 billion primarily attributable to drawdowns, contributions and market-value gains.
First Quarter Ended March 31, 2018
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
Incentive-creating AUM decreased $0.3 billion, or 0.9%, to $33.0 billion as of March 31, 2018, from $33.3 billion as of December 31, 2017. The decrease reflected $2.3 billion in distributions, largely offset by an aggregate $2.0 billion in drawdowns, contributions and market-value gains.

Accrued Incentives (Fund Level) and Incentives Created (Fund Level)
Accrued incentives (fund level), gross and net of incentive income compensation expense, as well as changes in accrued incentives (fund level), are set forth below.

	As of or for the Three Months Ended March 31,
	2019	2018
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,722,120	$1,920,339
Incentives created (fund level):
Closed-end funds	59,559	97,306
Evergreen funds	26,382	13,879
DoubleLine	2,051	—
Total incentives created (fund level)	87,992	111,185
Less: incentive income recognized by us	(385,208)	(235,557)
Ending balance	$1,424,904	$1,795,967
Accrued incentives (fund level), net of associated incentive income compensation expense	$678,517	$868,035
As of March 31, 2019 and 2018, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $201.5 million (or 30%) and $197.3 million (23%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of March 31, 2019, $579.0 million, or 85%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period, and approximately 11% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see note 2 for a discussion of the fair-value hierarchy level established by GAAP.
First Quarters Ended March 31, 2019 and 2018
Incentives created (fund level) was $88.0 million for the first quarter of 2019, primarily reflecting $52.2 million of incentives created (fund level) from Credit funds and $33.0 million from Real Asset funds.
Incentives created (fund level) was $111.2 million for the first quarter of 2018, primarily reflecting $55.5 million of incentives created (fund level) from Credit funds, $37.2 million from Private Equity funds and $18.2 million from Real Asset funds.
Uncalled Capital Commitments
As of March 31, 2019 and 2018, uncalled capital commitments were $18.3 billion and $19.6 billion, respectively. Invested capital during the quarter and 12 months ended March 31, 2019 aggregated $2.3 billion and $10.2 billion, respectively, as compared with $2.2 billion and $7.7 billion for the comparable prior-year periods.

Non-GAAP Results
Our business is comprised of one segment, our investment management business, which consists of the investment management services that we provide to our clients. Management makes operating decisions and assesses the performance of our business based on financial data that are presented without the consolidation of our funds. The data most important to management in assessing our performance are distributable earnings and fee-related earnings, each for both the Operating Group and per Class A unit. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are presented below under “—Reconciliation of GAAP to Non-GAAP Results.”
Distributable Earnings
The following schedules set forth the components of distributable earnings:
Distributable Earnings Revenues

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues:
Management fees	$190,101	$202,947
Incentive income	385,208	235,557
Realized investment income proceeds	27,385	38,760
Total distributable earnings revenues	$602,694	$477,264

Adjusted Expenses

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Expenses:
Compensation and benefits	$(113,195)	$(104,770)
Incentive income compensation	(207,701)	(130,442)
General and administrative	(34,940)	(37,437)
Depreciation and amortization	(2,369)	(2,253)
Total adjusted expenses	$(358,205)	$(274,902)

Distributable Earnings

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Interest expense, net of interest income (1)	$(909)	$(3,410)
Preferred unit distributions	(6,829)	—
Operating Group income taxes	(529)	(2,746)
Other income (expense), net	(2,330)	(2,233)
Distributable earnings (2)	$233,892	$193,973

(1)	Interest income was $5.3 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Reflects the sum of total distributable earnings revenues, adjusted expenses, net interest expense, preferred unit distributions, Operating Group income taxes and other income (expense).

First Quarter Ended March 31, 2019 Compared to the First Quarter Ended March 31, 2018
Distributable Earnings Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Management fees:
Closed-end funds	$113,050	$121,706
Open-end funds	32,752	38,112
Evergreen funds	29,239	24,916
DoubleLine	15,060	18,213
Total management fees	$190,101	$202,947

Management fees decreased $12.8 million, or 6.3%, to $190.1 million for the first quarter of 2019, from $202.9 million for the first quarter of 2018, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $8.6 million, or 7.1%, to $113.1 million for the first quarter of 2019, from $121.7 million for the first quarter of 2018. The decrease reflected an aggregate decline of $22.4 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $13.8 million principally from closed-end funds that pay management fees based on drawn capital, NAV or cost basis.

•
Open-end funds.    Management fees attributable to open-end funds decreased $5.3 million, or 13.9%, to $32.8 million for the first quarter of 2019, from $38.1 million for the first quarter of 2018. The decrease was primarily attributable to net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $4.3 million, or 17.3%, to $29.2 million for the first quarter of 2019, from $24.9 million for the first quarter of 2018, primarily reflecting market-value gains and contributions.

•
DoubleLine.    Management fees attributable to DoubleLine decreased $3.1 million, or 17.0%, to $15.1 million for the first quarter of 2019, from $18.2 million for the first quarter of 2018, primarily reflecting higher expenses.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Incentive Income:
Closed-end funds	$382,238	$235,508
Evergreen funds	919	49
DoubleLine	2,051	—
Total	$385,208	$235,557
Incentive income increased $149.6 million, or 63.5%, to $385.2 million for the first quarter of 2019, from $235.6 million for the first quarter of 2018. The first quarter of 2019 included regular and tax-related incentive income of $83.4 million and $301.8 million, respectively, as compared to $131.9 million and $103.7 million in the first quarter of 2018, respectively.

Realized Investment Income Proceeds
A summary of realized investment income proceeds is set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Oaktree funds:
Credit	$16,548	$15,672
Private Equity	280	10,960
Real Assets	3,918	5,782
Listed Equities	4,282	5,551
Non-Oaktree	2,357	795
Total realized investment income proceeds	$27,385	$38,760
Realized investment income proceeds decreased $11.4 million, or 29.4%, to $27.4 million for the first quarter of 2019, from $38.8 million for the first quarter of 2018, primarily reflecting lower proceeds from our Private Equity investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $8.4 million, or 8.0%, to $113.2 million for the first quarter of 2019, from $104.8 million for the first quarter of 2018, primarily reflecting an unfavorable change in phantom equity expense stemming largely from each period’s change in the Class A unit trading price, as well as higher expenses related to employee benefits.
Incentive Income Compensation
Incentive income compensation expense increased $77.3 million, or 59.3%, to $207.7 million for the first quarter of 2019, from $130.4 million for the first quarter of 2018, reflecting the growth in incentive income.
General and Administrative
General and administrative expense decreased $2.5 million, or 6.7%, to $34.9 million for the first quarter of 2019, from $37.4 million for the first quarter of 2018, primarily reflecting lower placement fees associated with fundraising activities.
Depreciation and Amortization
Depreciation and amortization expense increased $0.1 million, or 4.3%, to $2.4 million for the first quarter of 2019, from $2.3 million for the first quarter of 2018.
Interest Expense, Net
Interest expense, net decreased $2.5 million, or 73.5%, to $0.9 million for the first quarter of 2019, from $3.4 million for the first quarter of 2018. The decrease was primarily driven by higher interest income.
Preferred Unit Distributions
The first quarter of 2019 included Series A and Series B preferred unit distributions of $6.8 million in the aggregate, as compared with $0 for the first quarter of 2018, reflecting the issuances of our Series A and Series B preferred units in the second and third quarters of 2018, respectively.
Distributable Earnings
Distributable earnings increased $39.9 million, or 20.6%, to $233.9 million for the first quarter of 2019, from $194.0 million for the first quarter of 2018. The increase reflected $72.4 million in higher net incentive income, partially offset by $18.9 million in lower fee-related earnings and $11.4 million in lower realized investment income proceeds. The portion of distributable earnings attributable to our Class A units was $1.46 and $1.18 per unit for the first quarters of 2019 and 2018, respectively, reflecting distributable earnings per Operating Group unit of $1.49 and $1.24, respectively, less costs borne by Class A unitholders for professional fees and other expenses, cash taxes attributable to the Intermediate Holding Companies, and amounts payable pursuant to the tax receivable agreement.
Fee-related Earnings
First Quarter Ended March 31, 2019 Compared to the First Quarter Ended March 31, 2018
Fee-related earnings decreased $18.9 million, or 32.3%, to $39.6 million for the first quarter of 2019, from $58.5 million for the first quarter of 2018, primarily reflecting $12.8 million in lower management fees and $8.4 million in higher compensation and benefits expense, partially offset by $2.5 million in lower general and administrative expense.
The effective tax rates applicable to fee-related earnings for the first quarters of 2019 and 2018 were 6% and 4%, respectively, resulting from full-year effective tax rates of 6% for both periods. The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Reconciliation of GAAP to Non-GAAP Results
The following table reconciles net income attributable to Oaktree Capital Group, LLC Class A unitholders to distributable earnings and fee-related earnings.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income attributable to OCG Class A unitholders	$47,254	$52,732
Incentive income (1)	286,676	83,581
Incentive income compensation (1)	(155,401)	(45,627)
Investment income	(67,899)	(23,139)
Realized investment income proceeds (2)	27,385	38,760
Equity-based compensation (3)	14,329	14,621
Foreign-currency hedging (4)	(1,373)	(2,122)
Acquisition-related items (5)	16,821	1,574
Other expense, net (6)	(2,745)	(2,745)
Income taxes	3,969	3,651
Non-Operating Group (income) expenses (7)	(52)	(20)
Non-controlling interests (7)	64,928	72,707
Distributable earnings (8)	233,892	193,973
Incentive income	(385,208)	(235,557)
Incentive income compensation	207,701	130,442
Realized investment income proceeds	(27,385)	(38,760)
Interest expense, net of interest income	909	3,410
Preferred unit distributions	6,829	—
Other expense, net	2,330	2,233
Operating Group income taxes	529	2,746
Fee-related earnings (8)	$39,597	$58,487

(1)	This adjustment relates to unrealized incentive income which is excluded from distributable earnings revenues and incentive income compensation expense.

(2)
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

(3)	This adjustment adds back the effect of equity-based compensation expense, which is excluded from distributable earnings because it is a non-cash charge that does not affect our financial position.

(4)	This adjustment removes the effect of unrealized gains and losses related to foreign-currency hedging activities.

(5)
This adjustment adds back the effect of acquisition-related items associated with the amortization of intangibles, changes in the contingent consideration liability and costs related to the Brookfield transaction, which are excluded from distributable earnings.

(6)
For distributable earnings, the $22 million make-whole premium charge that was included in net income attributable to OCG Class A unitholders in the fourth quarter of 2017 in connection with the early repayment of our 2019 Notes is amortized through the original maturity date of December 2019.

(7)
Because distributable earnings is calculated at the Operating Group level, this adjustment adds back the effect of items applicable to OCG, its Intermediate Holding Companies or non-controlling interests.

(8)
Per Class A unit amounts are calculated to evaluate the portion of distributable earnings and fee-related earnings attributable to Class A unitholders. Reconciliations of distributable earnings to distributable earnings per Class A unit and fee-related earnings to fee-related earnings per Class A unit are presented below.

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per unit data)
Distributable earnings	$233,892	$193,973
OCGH non-controlling interest	(127,249)	(109,624)
Non-Operating Group income (expense)	52	20
Distributable earnings-Class A income taxes	1,699	(333)
Tax receivable agreement	(3,825)	(3,858)
Distributable earnings-Class A	$104,569	$80,178
Distributable earnings per Class A unit	$1.46	$1.18
Weighted average number of Class A units outstanding	71,632	67,918

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per unit data)
Fee-related earnings	$39,597	$58,487
OCGH non-controlling interest	(21,543)	(33,054)
Non-Operating Group expense	(195)	(207)
Fee-related earnings-Class A income taxes	(999)	(957)
Fee-related earnings-Class A	$16,860	$24,269
Fee-related earnings per unit	$0.24	$0.36
Weighted average number of total units outstanding	71,632	67,918

The following table reconciles GAAP revenues to distributable earnings revenues and fee-related earnings revenues.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
GAAP revenues	$266,415	$337,321
Consolidated funds (1)	5,107	(611)
Management fees (2)	15,060	18,213
Incentive income (3)	288,727	83,581
Realized investment income proceeds	27,385	38,760
Distributable earnings revenues	602,694	477,264
Incentive income	(385,208)	(235,557)
Realized investment income proceeds	(27,385)	(38,760)
Fee revenues	$190,101	$202,947

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

(2)
This adjustment reclassifies the portion of the earnings from the management fees attributable to our 20% ownership interest in DoubleLine, which is included in consolidated investment income in our GAAP statements of operations to revenues.

(3)
This adjustment relates to unrealized incentive income which is excluded from distributable earnings revenues and reclassifies the portion of the earnings from the performance fees attributable to our 20% ownership interest in DoubleLine, which is included in consolidated investment income in our GAAP statements of operations to revenues.

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	As of or for the Three Months Ended March 31, 2019
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$169,934	$20,167	$190,101
Incentive income (1)	96,481	288,727	385,208
Realized investment income proceeds (2)	—	27,385	27,385
Total expenses (3)	(237,474)	(120,731)	(358,205)
Interest expense, net (4)	(45,765)	44,856	(909)
Investment income (2)	62,150	(62,150)	—
Other income (expense), net (5)	22	(2,352)	(2,330)
Other income of consolidated funds (6)	143,550	(143,550)	—
Income taxes	(4,498)	3,969	(529)
Net income attributable to non-controlling interests in consolidated funds	(64,202)	64,202	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(66,115)	66,115	—
Net income attributable to preferred unitholders	(6,829)	—	(6,829)
Net income attributable to OCG Class A unitholders / Distributable earnings	$47,254	$186,638	$233,892

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $15,060 to management fees and $2,051 to incentive income, (c) for management fees, reclassifies $1,078 of net gains related to foreign-currency hedging activities from general and administrative expense and $2,469 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings, and (d) adds back the effect of $286,676 related to unrealized incentive income.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $14,329, (b) consolidated fund expenses of $3,700, (c) expenses incurred by the Intermediate Holding Companies of $195, (d) incentive income compensation expense related to unrealized incentive income of $155,401, (e) $3,891 of acquisition-related items, (f) $12,930 related to the Brookfield transaction, (g) $2,844 of net gains related to foreign-currency hedging activities, and (h) $2,469 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $393 in net gains related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

(6)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies interest income to interest expense, net.

	As of or for the Three Months Ended March 31, 2018
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$185,415	$17,532	$202,947
Incentive income (1)	151,906	83,651	235,557
Realized investment income proceeds (2)	—	38,760	38,760
Total expenses (3)	(251,036)	(23,866)	(274,902)
Interest expense, net (4)	(40,579)	37,169	(3,410)
Investment income (2)	34,563	(34,563)	—
Other income (expense), net (5)	697	(2,930)	(2,233)
Other income of consolidated funds (6)	62,832	(62,832)	—
Income taxes	(6,397)	3,651	(2,746)
Net income attributable to non-controlling interests in consolidated funds	(10,725)	10,725	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(73,944)	73,944	—
Net income attributable to OCG Class A unitholders / Distributable earnings	$52,732	$141,241	$193,973

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $18,213 to management fees, (c) for management fees, reclassifies $1,820 of net losses related to foreign-currency hedging activities from general and administrative expense and $4,205 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings, and (d) adds back the effect of $83,581 related to unrealized incentive income.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $14,621, (b) consolidated fund expenses of $1,271, (c) expenses incurred by the Intermediate Holding Companies of $207, (d) incentive income compensation expense related to unrealized incentive income of $45,627, (e) acquisition-related items of $1,574, (f) $117 of net gains related to foreign-currency hedging activities and (g) $4,205 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to the reclassification of $185 in net losses related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

(6)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies interest income to interest expense, net.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of March 31, 2019
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$500,208	$—	$—	$500,208
U.S. Treasury and other securities	457,703	—	—	457,703
Corporate investments	1,732,421	—	(575,212)	1,157,209
Deferred tax assets	229,264	—	—	229,264
Operating lease assets	109,281	—	—	109,281
Receivables and other assets	899,483	—	(3,550)	895,933
Assets of consolidated funds	—	7,205,598	—	7,205,598
Total assets	$3,928,360	$7,205,598	$(578,762)	$10,555,196
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$368,650	$—	$663	$369,313
Due to affiliates	189,634	—	—	189,634
Debt obligations	746,078	—	—	746,078
Operating lease liabilities	139,210	—	—	139,210
Liabilities of consolidated funds	—	5,614,737	(29,548)	5,585,189
Total liabilities	1,443,572	5,614,737	(28,885)	7,029,424
Non-controlling redeemable interests in consolidated funds	—	—	1,040,984	1,040,984
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	994,745	251,678	(251,678)	994,745
Non-controlling interest in consolidated subsidiaries	1,089,459	298,199	(298,199)	1,089,459
Non-controlling interest in consolidated funds	—	1,040,984	(1,040,984)	—
Total capital	2,484,788	1,590,861	(1,590,861)	2,484,788
Total liabilities and capital	$3,928,360	$7,205,598	$(578,762)	$10,555,196

Corporate Investments

	As of
	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Oaktree funds:
Credit	$1,004,646	$983,547	$922,287
Private Equity	239,285	237,913	245,450
Real Assets	307,128	357,382	148,215
Listed Equities	83,524	94,736	126,777
Non-Oaktree	80,446	86,907	75,451
Total corporate investments – Non-GAAP	1,715,029	1,760,485	1,518,180
Adjustments (1)	17,392	10,745	29,945
Total corporate investments – Oaktree and operating subsidiaries	1,732,421	1,771,230	1,548,125
Eliminations	(575,212)	(561,466)	(545,924)
Total corporate investments – Consolidated	$1,157,209	$1,209,764	$1,002,201

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of March 31, 2019, Oaktree and its operating subsidiaries had $1.0 billion of cash and U.S. Treasury and other securities, and $746 million in outstanding debt, which included no borrowings outstanding against its $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $1.7 billion as of March 31, 2019.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of March 31, 2019, corporate investments of $1.7 billion included unrealized investment income proceeds of $336 million, of which $119 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
We use distributable earnings to assess performance and assist in the determination of equity distributions from the Operating Group. Our quarterly distributable earnings may be affected by potential seasonal factors that may, in turn, affect the level of the cash distributions applicable to a particular quarter. For example, we generally receive tax-related incentive distributions from certain closed-end funds in the first quarter of the year, which if received generate distributable earnings in that period. Additionally, certain evergreen funds pay incentives, if any, in the fourth quarter of the year. As a result, the distribution amount for any given period is likely to vary materially due to these and other factors.
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
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are discussed below.
Operating Activities
Operating activities used $56.5 million and provided $147.7 million of cash for the first three months of 2019 and 2018, respectively. These amounts principally reflected net income, net of non-cash adjustments, and net purchases of securities of the consolidated funds in each respective period.
Investing Activities
Investing activities provided $151.8 million and $80.1 million of cash for the first three months of 2019 and 2018, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net proceeds of $88.9 million and net purchases of $52.5 million for the first three months of 2019 and 2018, respectively. Corporate investments in funds and companies of $8.6 million and $76.1 million for the first three months of 2019 and 2018, respectively, consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Funds	$29,216	$84,882
Eliminated in consolidation	(20,623)	(8,733)
Total investments	$8,593	$76,149

Distributions and proceeds from corporate investments in funds and companies of $74.5 million and $209.0 million for the first three months of 2019 and 2018, respectively, consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Funds	$106,507	$219,330
Eliminated in consolidation	(31,967)	(10,324)
Total proceeds	$74,540	$209,006

Purchases of fixed assets were $3.1 million and $0.2 million for the first three months of 2019 and 2018, respectively.
Financing Activities
Financing activities used $112.1 million and $125.8 million of cash for the first three months of 2019 and 2018, respectively, and included: (a) net contributions from non-controlling interests in consolidated funds of $18.0 million and net distributions to non-controlling interests in consolidated funds $33.6 million; (b) distributions to unitholders of $128.9 million and $127.4 million; (c) net unit purchases of $9.9 million and $10.2 million; (d) proceeds from CLO debt obligations of $75.9 million and $505.5 million and repayments of $65.2 million and $455.7 million, and (e) payments of debt issuance costs of $0.8 million and $3.1 million. Additionally, the first three months of 2019 included borrowings of $372.0 million and repayments of $372.0 million related to consolidated funds.
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
Debt Financings
In March 2018, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Third Amendment, the “Credit Agreement”). The Credit Agreement consists of a $150 million fully-funded term loan, and a $500 million revolving credit facility (the “Revolver”). The Fourth Amendment extended the maturity date of the Credit Agreement from March 31, 2021 to March 29, 2023, at which time the entire remaining principal balance of $150 million will be due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fourth Amendment also favorably updated the commitment fee in the corporate ratings-based pricing grid, increased the maximum leverage ratio and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.10% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fourth Amendment) covenants regarding a maximum leverage ratio of 3.50-to-1.00 and a minimum required level of assets under management (as defined in the credit agreement). As of March 31, 2019, we had no outstanding borrowings under our $500 million revolving credit facility.

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
Assuming no further material changes in the relevant tax law and that Oaktree earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of March 31, 2019, future payments of this nature were estimated to aggregate $13.4 million over the period ending approximately in 2029 with respect to the 2007 private offering, $32.4 million over the period ending approximately in 2034 with respect to the initial public offering, $45.6 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $34.6 million over the period ending approximately in 2036 with respect to the public offering in March 2014, $29.4 million over the period ending approximately in 2037 with respect to the public offering in March 2015, and $32.3 million over the period ending approximately in 2040 with respect to the public offering in February 2018. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.

We did not make any payments under the tax receivable agreement during the three months ended March 31, 2019.
Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of March 31, 2019, we were required to maintain approximately $157.8 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of March 31, 2019:

	Remainder of 2019	2020-2021	2022-2023	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$14,780	$36,840	$34,135	$86,424	$172,179
Debt obligations payable (2)	—	—	150,000	600,000	750,000
Interest obligations on debt (3)	21,413	53,188	46,630	148,703	269,934
Tax receivable agreement	14,363	31,070	32,342	110,097	187,872
Contingent consideration (4)	8,738	—	—	—	8,738
Commitments to Oaktree and third-party funds (5)	524,285	—	—	—	524,285
Subtotal	583,579	121,098	263,107	945,224	1,913,008
Consolidated Funds:
Debt obligations payable (2)	—	—	—	870,098	870,098
Interest obligations on debt (3)	24,629	65,677	65,677	153,824	309,807
Debt obligations of CLOs (2)	299,164	—	—	3,889,093	4,188,257
Interest on debt obligations of CLOs (3)	83,724	217,261	217,261	565,958	1,084,204
Commitments to fund investments (6)	12,578	—	—	—	12,578
Total	$1,003,674	$404,036	$546,045	$6,424,197	$8,377,952

(1)
We lease our office space under agreements that expire periodically through 2031. The table includes both guaranteed and expected minimum lease payments for these leases and does not project other lease-related payments. These leases are classified as operating leases for financial statement purposes and as are recorded as operating lease right-of-use assets and operating lease liabilities in our consolidated statements of financial condition.

(2)	These obligations represent future principal payments, gross of debt issuance costs, and for CLOs, the par value.

(3)	Interest obligations include accrued interest on outstanding indebtedness. Where applicable, current interest rates are applied to estimate future interest obligations on variable-rate debt.

(4)
This represents the undiscounted contingent consideration obligation as of March 31, 2019. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2019 column. Please see note 17 to our condensed consolidated financial statements for more information.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of March 31, 2019.
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
The table below summarizes the fair value of the investments and other financial instruments held by our consolidated funds by fund structure and fair-value hierarchy levels and the debt obligations of our CLOs for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of March 31, 2019	Level I	Level II	Level III	Total

Closed-end funds	$—	$5,622,084	$77,632	$5,699,716
Open-end funds	582	757,059	199,087	956,728
Evergreen funds	2,984	63,871	48,333	115,188
Total	$3,566	$6,443,014	$325,052	$6,771,632

CLO debt obligations	$—	$(4,159,429)	$—	$(4,159,429)

As of December 31, 2018	Level I	Level II	Level III	Total

Closed-end funds	$—	$5,331,300	$93,428	$5,424,728
Open-end funds	1,386	790,203	183,965	975,554
Evergreen funds	21,311	60,475	48,529	130,315
Total	$22,697	$6,181,978	$325,922	$6,530,597

CLO debt obligations	$—	$(4,127,994)	$—	$(4,127,994)

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of March 31, 2019, we had investments, at fair value of $6.8 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $677.0 million. Of this decline, approximately $217.4 million would impact net income and $99.1 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the three months ended March 31, 2019 and 2018, NAV-based management fees represented approximately 38% and 36%, respectively, of total management fees. Based on investments held as of March 31, 2019, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.8 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of March 31, 2019, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $339.3 million decrease in the amount of investment income. The estimated decline of $339.3 million is greater than 10% of the March 31, 2019 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the three months ended March 31, 2019, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $2.3 million;

•	our operating expenses would have increased by $5.5 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $1.7 million; and

•	our income tax expense would have decreased by $0.4 million.
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
Interest-rate Risk
As of March 31, 2019, Oaktree and its operating subsidiaries had $746.1 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of March 31, 2019, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $1.0 billion of aggregate cash and U.S. Treasury and other securities as of March 31, 2019, we estimate that Oaktree and its operating subsidiaries would generate an additional $9.6 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of March 31, 2019, the consolidated funds had $5.1 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $46.2 million in the event interest rates were to increase by 100 basis points.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued.  Accordingly, we issued 1,020,225 Class B units to OCGH on March 28, 2019, which corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of March 31, 2019
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
Credit	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)(13)	TBD	—	$8,872	26%	13%	$(10)	$—	$1,144	$1,136	$—	$—	$1,198	nm	nm	1.0x
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	86	86	1,133	385	3,829	2,959	72	147	3,207	25.5%	15.8%	1.4
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	835	2,178	3,723	3,601	—	—	4,992	5.9	3.5	1.2
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	933	2,401	1,224	1,340	52	—	1,629	8.7	5.9	1.5
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	611	1,605	116	112	16	2	17	13.5	11.1	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,534	6,561	480	478	319	175	—	12.8	9.0	1.7
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	9,041	18,533	352	125	1,696	61	—	21.8	16.6	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,488	4,907	179	—	87	—	369	10.2	7.4	1.5
Legacy funds (8)	Various	Various	12,748	nm	100	10,773	23,500	22	—	1,625	1	—	23.6	18.5	1.8
													21.9%	16.0%
Private/Alternative Credit
Oaktree European Capital Solutions Fund (7)(9)(10)	Dec. 2015	Dec. 2018	€703	88%	74%	€71	€246	€342	€392	€5	€5	€308	14.5%	9.8%	1.2x
Oaktree European Dislocation Fund (10)	Oct. 2013	Oct. 2016	€294	nm	62	€39	€203	€18	€17	€3	€3	€—	19.0	13.3	1.3
Special Account E (10)	Oct. 2013	Apr. 2015	€379	nm	69	€64	€321	€4	€3	€9	€1	€—	14.3	11.0	1.3
													15.1%	10.8%

Oaktree Mezzanine Fund IV (9)	Oct. 2014	Oct. 2019	$852	85%	83%	$138	$306	$536	$555	$6	$13	$511	11.5%	8.4%	1.2x
Oaktree Mezzanine Fund III (11)	Dec. 2009	Dec. 2014	1,592	nm	89	480	1,805	98	72	30	20	13	15.4	10.4 / 9.4	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	494	1,692	53	—	—	—	135	10.9	7.4	1.6
OCM Mezzanine Fund (12)	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.0%	8.8%
Emerging Markets Debt
Special Account H	TBD	—	$351	23%	23%	$(2)	$—	$78	$75	$—	$—	$83	nm	nm	1.0x
Oaktree Emerging Markets Opportunities Fund II (13)	TBD	—	259	20%	20	(2)	—	51	49	—	—	55	nm	nm	1.0
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2017	384	nm	78	120	340	78	71	9	12	37	15.5%	10.5%	1.5
Special Account F	Jan. 2014	Sep. 2017	253	nm	96	79	273	47	46	7	8	19	15.2	10.8	1.4
													14.9%	10.1%
Private Equity
Corporate Private Equity
Oaktree European Principal Fund IV (7)(10)(13)	Jul. 2017	Jul. 2022	€1,119	96%	84%	€230	€110	€1,061	€1,096	€—	€45	€817	nm	nm	1.3x
Oaktree European Principal Fund III (10)	Nov. 2011	Nov. 2016	€3,164	nm	87	€2,551	€2,260	€3,040	€2,581	€154	€343	€1,659	18.1%	12.5%	2.1
OCM European Principal Opportunities Fund II (10)	Dec. 2007	Dec. 2012	€1,759	nm	100	€209	€1,865	€75	€—	€29	€—	€787	6.8	2.3	1.3
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.3%	8.8%

			As of March 31, 2019
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)

Oaktree Power Opportunities Fund V	Apr. 2019	Apr. 2024	$1,400	10%	9%	$(5)	$—	$125	$1,390	$—	$—	$132	nm	nm	1.0x
Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	1,106	93	92	98	2	1,116	1,078	—	—	1,179	8.6%	4.9%	1.2
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	69	541	970	308	322	43	60	—	21.4	14.0	1.9
Legacy funds (8)	Various	Various	1,470	nm	63	1,688	2,615	(3)	—	123	—	—	35.1	27.4	2.8
													34.3%	25.9%
Special Situations
Oaktree Special Situations Fund II (7)	TBD	—	$1,336	12%	2%	$(6)	$3	$20	$145	$—	$—	$24	nm	nm	1.0x
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	1,377	100	83	145	175	1,114	1,082	—	19	1,102	16.6%	8.5%	1.2x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$419	$1,760	$1,245	$1,258	$50	$—	$2,221	6.7%	2.7%	1.3x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	152	423	189	235	21	—	284	8.7	5.3	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	2,932	6,166	94	—	554	17	—	12.3	8.9	2.0
Legacy funds (8)	Various	Various	3,701	nm	100	2,718	6,404	15	—	407	—	—	14.4	11.1	1.8
													12.9%	9.1%
Real Assets
Real Estate
Oaktree Real Estate Opportunities Fund VII (13)(14)	Jan. 2016	Jan. 2020	$2,921	85%	47%	$559	$248	$1,693	$2,775	$—	$108	$1,233	nm	nm	1.5x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,449	2,714	1,413	1,120	90	190	947	14.9%	10.0%	1.7
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	973	2,094	162	101	154	31	—	17.0	12.5	1.9
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	207	435	36	—	17	4	—	14.7	12.7	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	391	787	54	—	63	11	—	15.7	10.7	2.0
Legacy funds (8)	Various	Various	2,341	nm	99	2,010	4,326	—	—	232	—	—	15.2	11.9	1.9
													15.6%	11.9%

Oaktree Real Estate Debt Fund II (9)(13)	Mar. 2017	Mar. 2020	$2,087	66%	39%	$61	$60	$814	$1,341	$—	$9	$781	nm	nm	1.1x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	83	200	733	391	426	12	16	259	19.2%	14.3%	1.3
Oaktree PPIP Fund (15)	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Special Account G (Real Estate Income) (9)(13)	Oct. 2016	Oct. 2020	$615	99%	99%	$123	$86	$646	$574	$—	$24	$594	nm	nm	1.2x

Infrastructure
Oaktree Transportation Infrastructure Fund	Dec. 2018	Dec. 2023	$1,097	19%	19%	$(8)	$—	$206	$837	$—	$—	$—	nm	nm	1.0x
Highstar Capital IV (16)	Nov. 2010	Nov. 2016	2,000	nm	100	(21)	1,008	981	1,264	—	—	1,803	4.2%	0.2%	1.1
									29,158	(10)	1,374	(10)
							Other (17)		8,712		10
							Total (18)		$37,870		$1,384

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings outstanding under a fund-level credit facility (if any), where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended March 31, 2019 was $0.7 billion.

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

(9)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of March 31, 2019 management fee-generating AUM included only that portion of committed capital that had been drawn.

(10)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the March 31, 2019 spot rate of $1.12.

(11)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 9.4%. The combined net IRR for Class A and Class B interests was 10.0%.

(12)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(13)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through March 31, 2019 was less than 36 months.

(14)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(15)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of March 31, 2019, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(17)	This includes our closed-end Senior Loan funds, CLOs, a non-Oaktree fund and certain separate accounts and co-investments.

(18)
The total excludes one closed-end fund with management fee-generating AUM of $101 million as of March 31, 2019, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of Mar. 31, 2019	Twelve Months Ended March 31, 2019			Since Inception through March 31, 2019
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)
Credit
High Yield Bonds
U.S. High Yield Bonds	1986	$11,669	4.9%	4.4%	5.8%	9.0%	8.5%	8.2%	0.78	0.56
Global High Yield Bonds	2010	3,323	4.7	4.2	5.7	6.7	6.2	6.6	1.04	1.04
European High Yield Bonds	1999	436	6.8	6.3	4.6	7.9	7.4	6.2	0.72	0.46

Convertibles
U.S. Convertibles	1987	927	4.4	3.9	7.8	9.2	8.6	8.3	0.49	0.39
Non-U.S. Convertibles	1994	652	0.2	(0.3)	0.9	7.9	7.3	5.3	0.75	0.38
High Income Convertibles	1989	1,041	4.7	4.1	5.9	11.0	10.2	8.0	1.05	0.60

Senior Loans
U.S. Senior Loans	2008	641	3.6	3.1	3.3	5.8	5.3	5.1	1.07	0.65
European Senior Loans	2009	1,094	2.2	1.6	1.7	7.0	6.5	7.6	1.61	1.61

Multi-Strategy Credit
Multi-Strategy Credit (2)	Various	2,976	nm	nm	nm	nm	nm	nm	nm	nm

Listed Equities
Emerging Markets Equities
Emerging Markets Equities	2011	5,393	(4.9)	(5.6)	(7.4)	2.7	1.9	1.4	0.12	0.05
Total		$28,152

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)	Includes Global Credit Fund and individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).

Evergreen Funds

		As of March 31, 2019			Twelve Months Ended March 31, 2019		Since Inception through March 31, 2019
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception				Rates of Return (1)		Annualized Rates of Return (1)
					Gross	Net	Gross	Net
		(in millions)
Credit
Private/Alternative Credit
Strategic Credit (2).	2012	$5,581	$5,244	$11	7.7%	5.8%	9.1%	6.7%

Distressed Debt
Value Opportunities	2007	1,051	978	8	12.8	8.9	10.0	6.2

Emerging Markets Debt
Emerging Markets Debt (3)	2015	1,181	692	—	4.0	2.3	12.8	9.8

Listed Equities
Value/Other Equities
Value Equities (4)	2012	535	510	6	11.4	8.0	19.4	14.1
			7,424	25
Other (5)			852	12
Restructured funds			—	4
Total (2)			$8,276	$41

(1)	Returns represent time-weighted rates of return.

(2)
Includes our publicly-traded BDCs and one closed-end fund with $81 million and $101 million of AUM and management fee-generating AUM, respectively. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude our publicly-traded BDCs.

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
Date: May 10, 2019

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

2.1*
Agreement and Plan of Merger, dated as of March 13, 2019, by and among Oaktree Capital Group, LLC, Oslo Holdings LLC, Oslo Holdings Merger Sub LLC, Brookfield Asset Management Inc. and Berlin Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 19, 2019).

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

10.1
Reimbursement Agreement, dated as of March 13, 2019, by and among Oaktree Capital Group Holdings, L.P., Howard Marks, Bruce Karsh and Oaktree Capital Group, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 19, 2019).

10.2
Unitholder Support Agreement, dated as of March  13, 2019, by and among Brookfield Asset Management Inc., Berlin Merger Sub, LLC, Oaktree Capital Group, LLC, Oaktree Capital Group Holdings, L.P. and Oaktree Capital Group Holdings GP, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 19, 2019).

10.3†	Form of Oaktree Capital Group Holdings, L.P. 2019 Restricted Unit Award Agreement (10 year vesting).

10.4†	Letter Agreement, dated as of May 8, 2019, by and among Oaktree Capital Group Holdings, L.P., Oaktree Capital Group Holdings GP, LLC and Daniel D. Levin.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*
Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to the Agreement and Plan of Merger have been omitted. Oaktree agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

†	Management contract or compensatory plan or arrangement.