Form 10-Q
period 2019-06-30
Oaktree Capital Group, LLC
filed 2019-08-09
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
area code, of registrant’s principal executive offices)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A units representing limited liability company interests	OAK	New York Stock Exchange
6.625% Series A preferred units	OAK-A	New York Stock Exchange
6.550% Series B preferred units	OAK-B	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of July 31, 2019, there were 75,842,110 Class A units and 83,789,066 Class B units of the registrant outstanding.

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
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, neither Brookfield nor OCG undertakes any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Cautionary Information Regarding Forward-Looking Statements” and “Risk Factors” in the consent solicitation statement/prospectus that forms part of the Registration Statement on Form F-4 (No. 333-231335) filed with the SEC by Brookfield in connection with the proposed merger, and the captions “Business Environment and Risks” in Brookfield’s most recent report on Form 40-F for the year ended December 31, 2018, and under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in OCG’s most recent report on Form 10-K for the year ended December 31, 2018, and in each case any material updates to these factors contained in any of Brookfield’s or OCG’s future filings.
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

Important Additional Information and Where to Find It
In connection with the proposed mergers, Brookfield filed with the SEC a Registration Statement on Form F-4 (No. 333-231335) that includes a consent solicitation statement of OCG and a prospectus of Brookfield, as well as other relevant documents regarding the proposed transactions. The Registration Statement, as amended, was declared effective by the SEC on June 20, 2019. OCG commenced mailing the definitive consent solicitation statement/prospectus to OCG common unitholders on or about June 24, 2019. This quarterly report does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.
INVESTORS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE CONSENT SOLICITATION STATEMENT/PROSPECTUS REGARDING THE MERGERS AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.
A free copy of the consent solicitation statement/prospectus, as well as other filings containing information about OCG and Brookfield, may be obtained at the SEC’s Internet site (http://www.sec.gov). You will also be able to obtain these documents, free of charge, from OCG by accessing OCG’s website at ir.oaktreecapital.com or from Brookfield by accessing Brookfield’s website at bam.Brookfield.com/reports-and-filings. Copies of the consent solicitation statement/prospectus can also be obtained, free of charge, by directing a request to Oaktree Investor Relations at Unitholders – Investor Relations, Oaktree Capital Management, L.P., 333 South Grand Ave., 28th Floor, Los Angeles, CA 90071, by calling (213) 830-6483 or by sending an e-mail to investorrelations@oaktreecapital.com or to Brookfield Investor Relations by calling (416) 359-8647 or by sending an e-mail to linda.northwood@brookfield.com.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	June 30, 2019	December 31, 2018
Assets
Cash and cash-equivalents	$699,429	$460,937
U.S. Treasury and other securities	387,585	546,531
Corporate investments (includes $73,080 and $74,899 measured at fair value as of June 30, 2019 and December 31, 2018, respectively)	1,154,453	1,209,764
Due from affiliates	134,147	442,912
Deferred tax assets	229,330	229,100
Operating lease assets	105,767	—
Other assets	526,550	533,044
Assets of consolidated funds:
Cash and cash-equivalents	403,071	370,790
Investments, at fair value	6,939,504	6,531,385
Dividends and interest receivable	29,315	26,792
Due from brokers	123	11,599
Receivable for securities sold	64,205	65,884
Other assets	5,542	3,440
Total assets	$10,679,021	$10,432,178
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$283,512	$437,966
Accounts payable, accrued expenses and other liabilities	112,837	128,729
Due to affiliates	188,991	188,367
Debt obligations	746,210	745,945
Operating lease liabilities	135,093	—
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	29,847	31,643
Payables for securities purchased	443,166	450,172
Securities sold short, at fair value	—	2,609
Distributions payable	676	4,885
Borrowings under credit facilities	909,681	864,529
Debt obligations of CLOs	4,312,023	4,127,994
Total liabilities	7,162,036	6,982,839
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	1,093,322	961,622
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of June 30, 2019 and December 31, 2018	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of June 30, 2019 and December 31, 2018	226,915	226,915
Class A units, no par value, unlimited units authorized, 75,649,487 and 71,661,623 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Class B units, no par value, unlimited units authorized, 84,001,461 and 85,471,937 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Paid-in capital	937,880	893,043
Retained earnings	60,056	100,683
Accumulated other comprehensive income	2,404	1,053
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,400,924	1,395,363
Non-controlling interests in consolidated subsidiaries	1,022,739	1,092,354
Total unitholders’ capital	2,423,663	2,487,717
Total liabilities and unitholders’ capital	$10,679,021	$10,432,178
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Management fees	$175,103	$178,096	$345,037	$363,511
Incentive income	138,380	35,187	234,861	187,093
Total revenues	313,483	213,283	579,898	550,604
Expenses:
Compensation and benefits	(109,115)	(105,073)	(223,638)	(213,827)
Equity-based compensation	(22,648)	(15,246)	(36,977)	(29,867)
Incentive income compensation	(73,122)	(15,218)	(125,422)	(100,033)
Total compensation and benefits expense	(204,885)	(135,537)	(386,037)	(343,727)
General and administrative	(50,138)	(39,444)	(97,741)	(72,408)
Depreciation and amortization	(6,566)	(6,551)	(13,130)	(12,953)
Consolidated fund expenses	(4,299)	(3,074)	(6,454)	(6,554)
Total expenses	(265,888)	(184,606)	(503,362)	(435,642)
Other income (loss):
Interest expense	(43,995)	(35,469)	(89,760)	(76,048)
Interest and dividend income	84,648	67,980	176,900	130,599
Net realized gain (loss) on consolidated funds’ investments	447	(17,296)	(5,372)	(2,697)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	1,814	(31,105)	58,931	(45,491)
Investment income	32,835	56,923	94,985	91,486
Other income, net	36	914	58	1,611
Total other income	75,785	41,947	235,742	99,460
Income before income taxes	123,380	70,624	312,278	214,422
Income taxes	(1,852)	(4,867)	(6,350)	(11,264)
Net income	121,528	65,757	305,928	203,158
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	(22,240)	7,360	(86,442)	(3,365)
Net income attributable to non-controlling interests in consolidated subsidiaries	(50,015)	(41,996)	(116,130)	(115,940)
Net income attributable to Oaktree Capital Group, LLC	49,273	31,121	103,356	83,853
Net income attributable to preferred unitholders	(6,829)	—	(13,658)	—
Net income attributable to Oaktree Capital Group, LLC Class A unitholders	$42,444	$31,121	$89,698	$83,853

Distributions declared per Class A unit	$1.05	$0.96	$1.80	$1.72
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.57	$0.44	$1.23	$1.21
Weighted average number of Class A units outstanding	74,340	71,177	72,994	69,556

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$121,528	$65,757	$305,928	$203,158
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(339)	129	3,369	(90)
Other comprehensive income (loss), net of tax	(339)	129	3,369	(90)
Total comprehensive income	121,189	65,886	309,297	203,068
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	(22,240)	7,360	(86,442)	(3,365)
Comprehensive income attributable to non-controlling interests in consolidated subsidiaries	(50,036)	(42,062)	(118,148)	(115,873)
Comprehensive income attributable to OCG	48,913	31,184	104,707	83,830
Comprehensive income attributable to preferred unitholders	(6,829)	—	(13,658)	—
Comprehensive income attributable to OCG Class A unitholders	$42,084	$31,184	$91,049	$83,830

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$305,928	$203,158
Adjustments to reconcile net income to net cash used in operating activities:
Adoption of revenue recognition standard	—	48,709
Investment income	(94,985)	(91,486)
Depreciation and amortization	13,130	12,953
Equity-based compensation	36,977	29,867
Net realized and unrealized (gain) loss from consolidated funds’ investments	(53,559)	48,188
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(4,298)	(2,020)
Income distributions from corporate investments in funds and companies	102,763	126,810
Other non-cash items	2,630	777
Cash flows due to changes in operating assets and liabilities:
Increase in other assets	(1,413)	(1,129)
Decrease in net due from affiliates	309,389	74,328
Decrease in accrued compensation expense	(157,426)	(103,355)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	10,576	(5,096)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
(Increase) decrease in dividends and interest receivable	(2,343)	528
(Increase) decrease in due from brokers	11,476	(2,745)
(Increase) decrease in receivables for securities sold	3,246	20,183
Increase in other assets	(1,804)	(151)
Increase in accounts payable, accrued expenses and other liabilities	13,668	5,191
Increase (decrease) in payables for securities purchased	45,700	(20,588)
Purchases of securities	(2,796,529)	(2,474,617)
Proceeds from maturities and sales of securities	1,270,813	2,101,594
Net cash used in operating activities	(986,061)	(28,901)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(538,095)	(338,039)
Proceeds from maturities and sales of U.S. Treasury and other securities	696,991	242,074
Corporate investments in funds and companies	(98,707)	(145,041)
Distributions and proceeds from corporate investments in funds and companies	150,782	216,456
Purchases of fixed assets	(4,304)	(1,441)
Net cash provided by (used in) investing activities	206,667	(25,991)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Net proceeds from issuance of Class A units	$—	$219,750
Purchase of OCGH units	—	(219,525)
Repurchase and cancellation of units	(9,952)	(10,833)
Distributions to Class A unitholders	(130,325)	(121,757)
Distributions to preferred unitholders	(13,658)	—
Distributions to OCGH unitholders	(164,624)	(165,264)
Distributions to non-controlling interests	(2,355)	(2,555)
Net proceeds from issuance of preferred units	—	173,669
Payment of debt issuance costs	—	(2,235)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	141,057	107,177
Distributions to non-controlling interests	(96,987)	(197,806)
Proceeds from debt obligations issued by CLOs	1,867,459	633,055
Payment of debt issuance costs	(1,910)	(1,771)
Repayment on debt obligations issued by CLOs	(500,761)	(456,963)
Borrowings on credit facilities	416,838	—
Repayments on credit facilities	(372,000)	—
Net cash provided by (used in) financing activities	1,132,782	(45,058)
Effect of exchange rate changes on cash	(760)	(1,045)
Net increase (decrease) in cash and cash-equivalents	352,628	(100,995)
Deconsolidation of funds	(81,855)	(12,315)
Cash and cash-equivalents, beginning balance	831,727	959,465
Cash and cash-equivalents, ending balance	$1,102,500	$846,155

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$699,429	$559,425
Cash and cash-equivalents – Consolidated Funds	403,071	286,730
Total cash and cash-equivalents	$1,102,500	$846,155

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited) (in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2019	72,928	86,419	$173,669	$226,915	$897,782	$94,199	$2,764	$1,089,459	$2,484,788
Activity for the three months ended:
Issuance of units	2,729	418	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(7)	(119)	—	—	—	—	—	—	—
Cancellation of units	—	(2,717)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(1)	—	—	—	(27)	—	—	—	(27)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	30,440	—	—	(30,440)	—
Capital increase related to equity-based compensation	—	—	—	—	9,685	—	—	11,108	20,793
Distributions declared	—	—	(2,981)	(3,848)	—	(76,587)	—	(97,424)	(180,840)
Net income	—	—	2,981	3,848	—	42,444	—	50,015	99,288
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(360)	21	(339)
Unitholders’ capital as of June 30, 2019	75,649	84,001	$173,669	$226,915	$937,880	$60,056	$2,404	$1,022,739	$2,423,663

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2018	71,662	85,472	$173,669	$226,915	$893,043	$100,683	$1,053	$1,092,354	$2,487,717
Activity for the six months ended:
Issuance of units	4,184	1,438	—	—	—	—	—	—	—
Cancellation of units associated with forfeitures	(27)	(119)	—	—	—	—	—	—	—
Cancellation of units	—	(2,717)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(170)	(73)	—	—	(7,437)	—	—	(2,515)	(9,952)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	36,565	—	—	(36,565)	—
Capital increase related to equity-based compensation	—	—	—	—	15,709	—	—	18,296	34,005
Distributions declared	—	—	(5,962)	(7,696)	—	(130,325)	—	(166,979)	(310,962)
Net income	—	—	5,962	7,696	—	89,698	—	116,130	219,486
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	1,351	2,018	3,369
Unitholders’ capital as of June 30, 2019	75,649	84,001	$173,669	$226,915	$937,880	$60,056	$2,404	$1,022,739	$2,423,663

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited) (in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of March 31, 2018	71,172	86,007	$—	$—	$866,576	$99,789	$357	$1,079,586	$10,768	$2,057,076
Activity for the three months ended:
Issuance of units	7	—	173,669	—	—	—	—	—	—	173,669
Cancellation of units associated with forfeitures	(4)	—	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	—	—	—	—	(83)	—	—	(297)	—	(380)
Purchase of non-controlling interests in subsidiary	—	—	—	—	(1,320)	—	—	(1,596)	—	(2,916)
Equity reallocation between controlling and non-controlling interests	—	—	—	—	(75)	—	—	75	—	—
Capital increase related to equity-based compensation	—	—	—	—	6,678	—	—	8,069	—	14,747
Distributions declared	—	—	—	—	—	(68,331)	—	(92,646)	(3,033)	(164,010)
Net income	—	—	—	—	—	31,121	—	41,996	(1,016)	72,101
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	63	66	—	129
Unitholders’ capital as of June 30, 2018	71,175	86,007	$173,669	$—	$871,776	$62,579	$420	$1,035,253	$6,719	$2,150,416

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2017	65,310	90,976	$—	$—	$788,413	$80,128	$443	$1,121,237	$30,396	$2,020,617
Activity for the six months ended:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	20,355	—	28,354	—	48,709
Issuance of units	6,150	114	173,669	—	219,750	—	—	—	—	393,419
Cancellation of units associated with forfeitures	(85)	—	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(200)	(5,083)	—	—	(227,507)	—	—	(2,851)	—	(230,358)
Purchase of non-controlling interests in subsidiary	—	—	—	—	(1,320)	—	—	(1,596)	—	(2,916)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	6,051	—	—	—	—	6,051
Equity reallocation between controlling and non-controlling interests	—	—	—	—	73,755	—	—	(73,755)	—	—
Capital increase related to equity-based compensation	—	—	—	—	12,634	—	—	15,810	—	28,444
Distributions declared	—	—	—	—	—	(121,757)	—	(167,819)	(22,833)	(312,409)
Net income	—	—	—	—	—	83,853	—	115,940	(844)	198,949
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(23)	(67)	—	(90)
Unitholders’ capital as of June 30, 2018	71,175	86,007	$173,669	$—	$871,776	$62,579	$420	$1,035,253	$6,719	$2,150,416
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
($ in thousands, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Oaktree Capital Group, LLC (“OCG”, together with its subsidiaries, “Oaktree” or the “Company”) is a leader among global investment managers specializing in alternative investments. Oaktree emphasizes an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Funds managed by Oaktree (the “Oaktree funds”) include commingled funds, separate accounts, collateralized loan obligation vehicles (“CLOs”) and publicly-traded business development companies (“BDCs”). Commingled funds include open-end and closed-end limited partnerships in which the Company makes an investment and for which it serves as the general partner. CLOs are structured finance vehicles in which the Company typically makes an investment and for which it serves as collateral manager.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

Agreement and Plan of Merger
On March 13, 2019, Oaktree and Brookfield Asset Management Inc. (“Brookfield”) entered into a definitive merger agreement pursuant to which Brookfield will acquire approximately 62% of Oaktree’s business in a stock and cash transaction. Following the transaction, the remaining 38% of the business will continue to be owned by OCGH, whose unitholders consist primarily of Oaktree’s founders and certain other members of management and current and former employees. As part of the transaction, Brookfield will acquire all outstanding OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per OCG Class A unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes.  In addition, the founders, senior management, and current and former employee-unitholders of OCGH will sell to Brookfield 20% of their OCGH units for the same consideration as the OCG Class A unitholders. On June 25, 2019, OCG received written consent in favor of the adoption of the merger agreement from OCGH, constituting the requisite approval of the transaction by OCG unitholders. The transaction is anticipated to close during the third quarter of 2019, subject to customary closing conditions including certain regulatory approvals.
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
June 30, 2019
($ in thousands, except where noted)

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
Leases
The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. Operating leases are recorded in the statements of financial condition as separate line items: operating lease right-of-use assets (“ROU assets”) and operating lease liabilities. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. The ROU asset also includes deferred rent liabilities and lease incentives. The Company’s lease arrangements generally do not provide an

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

implicit rate. As a result, in such situations the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company may also include options to extend or terminate the lease when it is reasonably certain that it will exercise that option in the measurement of its ROU assets and liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Please see note 11 for more information.
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
June 30, 2019
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
June 30, 2019
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
June 30, 2019
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
June 30, 2019
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
June 30, 2019
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management Fees
Closed-end	$115,254	$117,423	$224,629	$240,810
Open-end	28,949	36,557	60,490	74,109
Evergreen	30,900	24,116	59,918	48,592
Total	$175,103	$178,096	$345,037	$363,511

Incentive Income
Closed-end	$135,962	$31,880	$232,443	$183,786
Evergreen	2,418	3,307	2,418	3,307
Total	$138,380	$35,187	$234,861	$187,093

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
The table below sets forth contract balances for the periods indicated:

	As of
	June 30, 2019	December 31, 2018

Receivables (1)	$64,354	$74,795
Contract assets (1)	—	288,176
Contract liabilities (2)	(29,889)	(26,549)

(1)	The changes in the balances primarily related to accruals, net of payments received.

(2)	Revenue recognized in the three months and six months ended June 30, 2019 from amounts included in the contract liability balance were $6.6 million and $13.1 million.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
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
Consolidated VIEs
As of June 30, 2019, the Company consolidated 19 VIEs for which it was the primary beneficiary, including 8 funds managed by Oaktree, 10 CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. As of December 31, 2018, the Company consolidated 23 VIEs.
As of June 30, 2019, the assets and liabilities of the 18 consolidated VIEs representing funds and CLOs amounted to $7.3 billion and $5.6 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of June 30, 2019, the Company’s investments in consolidated VIEs had a carrying value of $513.5 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	June 30, 2019	December 31, 2018

Corporate investments	$1,053,022	$1,093,294
Due from affiliates	73,071	384,225
Maximum exposure to loss	$1,126,093	$1,477,519

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
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
Corporate investments consisted of the following:

	As of
Corporate Investments	June 30, 2019	December 31, 2018

Equity-method investments:
Funds	$1,053,897	$1,089,068
Companies	27,476	45,797
Other investments, at fair value	73,080	74,899
Total corporate investments	$1,154,453	$1,209,764

The components of investment income are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment Income	2019	2018	2019	2018

Equity-method investments:
Funds	$17,997	$25,798	$57,317	$53,064
Companies	19,700	17,430	36,811	35,568
Other investments, at fair value	(4,862)	13,695	857	2,854
Total investment income	$32,835	$56,923	$94,985	$91,486

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
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
Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the six months ended June 30, 2019, no individual equity-method investment met the significance criteria.
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations	2019	2018	2019	2018
Revenues / investment income	$339,302	$457,262	$1,231,263	$934,753
Interest expense	(60,041)	(65,385)	(130,898)	(132,615)
Other expenses	(119,402)	(215,921)	(481,302)	(417,357)
Net realized and unrealized gain on investments	115,770	815,438	1,120,917	1,345,799
Net income	$275,629	$991,394	$1,739,980	$1,730,580

Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Realized gain (loss)	$6,311	$172	$6,311	$968
Net change in unrealized gain (loss)	(11,173)	13,523	(5,454)	1,886
Total gain (loss)	$(4,862)	$13,695	$857	$2,854

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
United States:
Debt securities:
Communication services	$562,588	$543,948	8.1%	8.4%
Consumer discretionary	463,591	506,551	6.7	7.8
Consumer staples	73,446	112,197	1.1	1.7
Energy	294,600	204,568	4.2	3.1
Financials	347,654	332,240	5.0	5.1
Health care	497,827	537,592	7.2	8.2
Industrials	506,454	443,406	7.3	6.8
Information technology	517,714	536,000	7.5	8.2
Materials	299,226	289,499	4.3	4.4
Real estate	261,778	217,633	3.8	3.3
Utilities	189,894	137,031	2.7	2.1
Total debt securities (cost: $4,046,820 and $4,019,823 as of June 30, 2019 and December 31, 2018, respectively)	4,014,772	3,860,665	57.9	59.1
Equity securities:
Consumer discretionary	2,314	1,915	0.1	0.1
Energy	122	131	0.0	0.0
Financials	415	837	0.0	0.0
Health care	1,383	1,348	0.0	0.0
Industrials	100	88	0.0	0.0
Utilities	1,072	1,107	0.0	0.0
Total equity securities (cost: $8,862 and $6,117 as of June 30, 2019 and December 31, 2018, respectively)	5,406	5,426	0.1	0.1
Real estate:
Real estate	57,080	—	0.8	—
Total real estate securities (cost: $57,080 and $0 as of June 30, 2019 and December 31, 2018, respectively)	57,080	—	0.8	—

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Europe:
Debt securities:
Communication services	$562,857	$530,337	8.2%	8.1%
Consumer discretionary	570,296	545,324	8.2	8.3
Consumer staples	155,299	160,406	2.2	2.5
Energy	11,124	15,260	0.2	0.2
Financials	69,965	48,545	1.0	0.7
Health care	506,629	418,516	7.3	6.4
Industrials	280,831	246,640	4.0	3.8
Information technology	175,777	194,988	2.5	3.0
Materials	268,538	221,660	3.9	3.4
Real estate	27,598	30,045	0.4	0.5
Utilities	3,041	1,559	0.0	0.0
Total debt securities (cost: $2,642,902 and $2,477,821 as of June 30, 2019 and December 31, 2018, respectively)	2,631,955	2,413,280	37.9	36.9
Equity securities:
Consumer staples	—	38	—	0.0
Financials	39,860	—	0.6	—
Health care	923	948	0.0	0.1
Total equity securities (cost: $40,078 and $320 as of June 30, 2019 and December 31, 2018, respectively)	40,783	986	0.6	0.1
Asia and other:
Debt securities:
Communication services	18,528	12,069	0.3	0.2
Consumer discretionary	45,019	36,822	0.6	0.6
Consumer staples	3,765	11,867	0.1	0.2
Energy	18,786	20,594	0.3	0.3
Financials	5,464	13,995	0.1	0.2
Government	5,708	12,155	0.1	0.2
Health care	6,952	9,633	0.1	0.1
Industrials	45,829	40,468	0.5	0.7
Information technology	3,519	1,887	0.1	0.0
Materials	14,410	15,516	0.2	0.2
Real estate	721	38,592	0.0	0.6
Utilities	18,650	14,870	0.3	0.2
Total debt securities (cost: $184,948 and $233,603 as of June 30, 2019 and December 31, 2018, respectively)	187,351	228,468	2.7	3.5

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Asia and other:
Equity securities:
Consumer discretionary	$—	$874	—%	0.0%
Consumer staples	15	997	0.0	0.0
Energy	355	382	0.0	0.0
Financials	—	2,935	—	0.0
Industrials	—	11,265	—	0.2
Information technology	—	1,725	—	0.0
Materials	1,787	4,382	0.0	0.1
Total equity securities (cost: $3,880 and $22,977 as of June 30, 2019 and December 31, 2018, respectively)	2,157	22,560	0.0	0.3
Total debt securities	6,834,078	6,502,413	98.5	99.5
Total equity securities	48,346	28,972	0.7	0.5
Total real estate	57,080	—	0.8	—
Total investments, at fair value	$6,939,504	$6,531,385	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $0 and $2,644 as of June 30, 2019 and December 31, 2018, respectively)	$—	$(2,609)
As of June 30, 2019 and December 31, 2018, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
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
The following table summarizes net gains (losses) from investment activities:

	Three Months Ended June 30,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$233	$22,562	$(13,856)	$(46,500)
CLO liabilities (1)	—	(21,906)	—	14,785
Foreign-currency forward contracts (2)	214	1,158	(2,507)	(465)
Total-return and interest-rate swaps (2)	—	—	838	115
Options and futures (2)	—	—	(1,771)	960
Total	$447	$1,814	$(17,296)	$(31,105)

	Six Months Ended June 30,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(7,712)	$152,232	$(2,534)	$(77,088)
CLO liabilities (1)	—	(93,989)	—	32,857
Foreign-currency forward contracts (2)	2,340	688	(1,068)	(1,176)
Total-return and interest-rate swaps (2)	—	—	858	29
Options and futures (2)	—	—	47	(113)
Total	$(5,372)	$58,931	$(2,697)	$(45,491)

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
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

	As of June 30, 2019				As of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$387,585	$—	$—	$387,585	$546,531	$—	$—	$546,531
Corporate investments	—	31,202	42,234	73,436	—	29,476	45,426	74,902
Foreign-currency forward contracts (2)	—	1,148	—	1,148	—	1,654	—	1,654
Cross-currency swap (2)	—	—	—	—	—	2,384	—	2,384
Total assets	$387,585	$32,350	$42,234	$462,169	$546,531	$33,514	$45,426	$625,471

Liabilities
Contingent liability (3)	$—	$—	$(6,737)	$(6,737)	$—	$—	$(6,657)	$(6,657)
Foreign-currency forward contracts (4)	—	(2,519)	—	(2,519)	—	(2,318)	—	(2,318)
Cross-currency swap (4)	—	(2,197)	—	(2,197)	—	—	—	—
Total liabilities	$—	$(4,716)	$(6,737)	$(11,453)	$—	$(2,318)	$(6,657)	$(8,975)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)	Amounts are included in other assets in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $356 and $3 as of June 30, 2019 and December 31, 2018, respectively, which are included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three Months Ended June 30,
	2019		2018
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$48,423	$(6,576)	$53,095	$(16,203)
Contributions or additions	54	—	5,117	—
Distributions	(7,181)	—	(30,040)	—
Net gain (loss) included in earnings	938	(161)	2,912	7,074
Ending balance	$42,234	$(6,737)	$31,084	$(9,129)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$938	$(161)	$2,740	$7,074

	Six Months Ended June 30,
	2019		2018
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$45,426	$(6,657)	$50,902	$(18,778)
Contributions or additions	54	—	6,410	—
Distributions	(7,181)	—	(30,855)	—
Net gain (loss) included in earnings	3,935	(80)	4,627	9,649
Ending balance	$42,234	$(6,737)	$31,084	$(9,129)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$3,935	$(80)	$3,659	$9,649

The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	June 30, 2019	December 31, 2018	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$42,234	$45,426	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent liability	(6,737)	(6,657)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	24%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
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

	As of June 30, 2019				As of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$5,446,582	$101,495	$5,548,077	$—	$5,216,923	$136,055	$5,352,978
Corporate debt – all other	—	1,262,793	23,208	1,286,001	634	963,423	185,378	1,149,435
Equities – common stock	3,440	—	42,972	46,412	24,483	—	3,063	27,546
Equities – preferred stock	—	—	1,934	1,934	—	—	1,426	1,426
Real estate	—	—	57,080	57,080	—	—	—	—
Total investments	3,440	6,709,375	226,689	6,939,504	25,117	6,180,346	325,922	6,531,385
Derivatives:
Foreign-currency forward contracts	—	3,350	—	3,350	—	2,275	—	2,275
Options and futures	—	—	—	—	189	—	—	189
Total derivatives (1)	—	3,350	—	3,350	189	2,275	—	2,464
Total assets	$3,440	$6,712,725	$226,689	$6,942,854	$25,306	$6,182,621	$325,922	$6,533,849

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(4,146,828)	$—	$(4,146,828)	$—	$(3,976,602)	$—	$(3,976,602)
Subordinated notes	—	(165,195)	—	(165,195)	—	(151,392)	—	(151,392)
Total CLO debt obligations (2)	—	(4,312,023)	—	(4,312,023)	—	(4,127,994)	—	(4,127,994)
Securities sold short:
Equity securities	—	—	—	—	(2,609)	—	—	(2,609)
Derivatives:
Foreign-currency forward contracts	—	(1,157)	—	(1,157)	—	(643)	—	(643)
Total derivatives (3)	—	(1,157)	—	(1,157)	—	(643)	—	(643)
Total liabilities	$—	$(4,313,180)	$—	$(4,313,180)	$(2,609)	$(4,128,637)	$—	$(4,131,246)

(1)	Amounts are included in other assets under “assets of consolidated funds” in the condensed consolidated statements of financial condition.

(2)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 10 for more information.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities under “liabilities of consolidated funds” in the condensed consolidated statements of financial condition

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three Months Ended June 30, 2019
Beginning balance	$114,945	$201,201	$7,424	$1,482	$—	$325,052
Deconsolidation of funds	(49,454)	—	—	—	—	(49,454)
Transfers into Level III	6,775	(8,241)	(3,060)	—	—	(4,526)
Transfers out of Level III	15,735	(143,107)	—	—	—	(127,372)
Purchases	20,676	(6,639)	39,858	242	57,080	111,217
Sales	(7,157)	(17,915)	(799)	—	—	(25,871)
Realized gains (losses), net	133	235	3	—	—	371
Unrealized appreciation (depreciation), net	(158)	(2,326)	(454)	210	—	(2,728)
Ending balance	$101,495	$23,208	$42,972	$1,934	$57,080	$226,689
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$30,566	$(2,222)	$(55)	$210	$—	$28,499
Three Months Ended June 30, 2018
Beginning balance	$94,495	$87,401	$3,703	$611	$—	$186,210
Transfers into Level III	3,765	292	—	—	—	4,057
Transfers out of Level III	(6,203)	—	(601)	—	—	(6,804)
Purchases	4,371	47,142	52,000	1,012	—	104,525
Sales	(11,852)	(10,938)	—	—	—	(22,790)
Realized gains (losses), net	140	163	—	—	—	303
Unrealized appreciation (depreciation), net	(1,187)	(124)	(168)	(37)	—	(1,516)
Ending balance	$83,529	$123,936	$54,934	$1,586	$—	$263,985
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(1,539)	$(361)	$(166)	$(37)	$—	$(2,103)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Six Months Ended June 30, 2019
Beginning balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Deconsolidation of funds	(49,454)	—	—	—	—	(49,454)
Transfers into Level III	24,285	513	2,351	—	—	27,149
Transfers out of Level III	(18,085)	(149,387)	—	—	—	(167,472)
Purchases	27,773	10,519	39,857	242	57,080	135,471
Sales	(17,174)	(24,716)	(926)	—	—	(42,816)
Realized gains (losses), net	124	(126)	29	—	—	27
Unrealized appreciation (depreciation), net	(2,029)	1,027	(1,402)	266	—	(2,138)
Ending balance	$101,495	$23,208	$42,972	$1,934	$57,080	$226,689
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$26,808	$539	$(1,003)	$266	$—	$26,610
Six Months Ended June 30, 2018
Beginning balance	$86,999	$75,388	$3,427	$—	$121,588	$287,402
Deconsolidation of funds	—	—	—	—	(121,087)	(121,087)
Transfers into Level III	28,929	899	490	—	—	30,318
Transfers out of Level III	(13,492)	(490)	(658)	—	—	(14,640)
Purchases	9,187	78,265	52,056	1,248	—	140,756
Sales	(29,324)	(30,048)	(311)	—	(501)	(60,184)
Realized gains (losses), net	468	249	—	—	—	717
Unrealized appreciation (depreciation), net	762	(327)	(70)	338	—	703
Ending balance	$83,529	$123,936	$54,934	$1,586	$—	$263,985
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$28,537	$8,158	$(602)	$(84)	$—	$36,009

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of June 30, 2019:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$8,621	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	6,203	Discounted cash flow (4)	Discount rate	10% – 14%	12%
Financials:	12,023	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,393	Discounted cash flow (4)	Discount rate	9% – 12%	11%
Health care:	25,321	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	2,012	Discounted cash flow (4)	Discount rate	10% – 17%	12%
Real estate:	15,067	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	3,563	Discounted cash flow (4)	Discount rate	10% – 12%	11%
Other:	33,494	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	14,010	Discounted cash flow (4)	Discount rate	8% – 15%	13%
Equity investments:
	39,883	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	2,493	Discounted cash flow (4)	Discount rate	10% – 15%	11%
	2,166	Market approach (comparable companies) (6)	Earnings multiple (7)	4x – 8x	6x
	360	Market approach (comparable companies) (6)	Revenue multiple (9)	2x – 4x	3x
Real estate investments:
	57,080	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
Total Level III investments	$226,689

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
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

(9)
Revenue multiples are based on comparable public companies and transactions with comparable companies. The Company typically applies the multiple to trailing twelve-months’ revenue. However, in certain cases other revenue measures, such as pro forma revenue, may be utilized if deemed to be more relevant.

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

During the three months ended June 30, 2019 and June 30, 2018, there were no changes in the valuation techniques for Level III securities.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of June 30, 2019
Foreign-currency forward contracts	$76,474	$1,148	$(139,327)	$(2,519)
Cross-currency swap	—	—	(242,195)	(2,197)
Total	$76,474	$1,148	$(381,522)	$(4,716)

As of December 31, 2018
Foreign-currency forward contracts	$58,254	$1,654	$(77,156)	$(2,318)
Cross-currency swap	242,450	2,384	—	—
Total	$300,704	$4,038	$(77,156)	$(2,318)

Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Investment income	$(6,506)	$10,056	$(4,777)	$(2,317)
General and administrative expense (1)	(2,548)	1,769	13	(1,303)
Total	$(9,054)	$11,825	$(4,764)	$(3,620)

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of June 30, 2019 and December 31, 2018.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
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
The following tables summarize net gains (losses) from derivatives held by the consolidated funds:

	Three Months Ended June 30,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$214	$1,158	$(2,507)	$(465)
Total-return and interest-rate swaps	—	—	838	115
Options and futures	—	—	(1,771)	960
Total	$214	$1,158	$(3,440)	$610

	Six Months Ended June 30,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$2,340	$688	$(1,068)	$(1,176)
Total-return and interest-rate swaps	—	—	858	29
Options and futures	—	—	47	(113)
Total	$2,340	$688	$(163)	$(1,260)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of June 30, 2019		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,148	$892	$—	$256
Derivative assets of consolidated funds:
Foreign-currency forward contracts	3,350	—	—	3,350
Total	$4,498	$892	$—	$3,606

Derivative Liabilities:
Foreign-currency forward contracts	$(2,519)	$(892)	$—	$(1,627)
Cross-currency swap	(2,197)	—	—	(2,197)
Subtotal	(4,716)	(892)	—	(3,824)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(1,157)	—	—	(1,157)
Total	$(5,873)	$(892)	$—	$(4,981)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2018		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,654	$1,497	$—	$157
Cross-currency swap	2,384	—	—	2,384
Subtotal	4,038	1,497	—	2,541
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,275	—	—	2,275
Options and futures	189	—	—	189
Subtotal	2,464	—	—	2,464
Total	$6,502	$1,497	$—	$5,005

Derivative Liabilities:
Foreign-currency forward contracts	$(2,318)	$(1,497)	$—	$(821)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(643)	—	—	(643)
Total	$(2,961)	$(1,497)	$—	$(1,464)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

8. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, and company-owned aircraft, are included in other assets in the condensed consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	June 30, 2019	December 31, 2018

Furniture, equipment and capitalized software	$28,423	$26,345
Leasehold improvements	72,871	70,270
Corporate aircraft	66,120	66,120
Other	5,113	4,859
Fixed assets	172,527	167,594
Accumulated depreciation	(66,603)	(61,879)
Fixed assets, net	$105,924	$105,715

9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of June 30, 2019, the Company had determined there was no goodwill impairment. The carrying value of goodwill was $69.3 million as of June 30, 2019 and December 31, 2018.
The following table summarizes the carrying value of intangible assets:

	As of
	June 30, 2019	December 31, 2018

Contractual rights	$347,452	$347,452
Accumulated amortization	(41,560)	(33,173)
Intangible assets, net	$305,892	$314,279

Amortization expense associated with the Company’s intangible assets was $4.2 million and $8.4 million for both the three and six months ended June 30, 2019 and 2018, respectively. Future amortization of intangible assets held as of June 30, 2019 is set forth below:

Remainder of 2019	$8,393
2020	16,780
2021	15,112
2022	12,777
2023	12,777
Thereafter	240,053
Total	$305,892

Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

10. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	June 30, 2019	December 31, 2018

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 29, 2023 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(3,790)	(4,055)
Debt obligations	$746,210	$745,945

(1)
The credit facility consists of a $150 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of June 30, 2019, the Company had no outstanding borrowings under the revolving credit facility.

As of June 30, 2019, future scheduled principal payments of debt obligations were as follows:

Remainder of 2019	$—
2020	—
2021	—
2022	—
2023	150,000
Thereafter	600,000
Total	$750,000

The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of June 30, 2019 and December 31, 2018.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $790.0 million and $720.3 million as of June 30, 2019 and December 31, 2018, respectively, utilizing an average borrowing rate of 3.1% and 4.4%, respectively. As of June 30, 2019, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $770.5 million, whereas a 10% decrease would increase the estimated fair value to $809.5 million.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	June 30, 2019	December 31, 2018
Senior variable rate notes	$914,499	$870,098	$1,020,100	3.73%	9.2	N/A	N/A
Less: Debt issuance costs	(4,818)	(5,569)
Total debt obligations, net	$909,681	$864,529

As of June 30, 2019 and December 31, 2018, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $914.5 million. The fair value of the senior variable rate notes is a Level III valuation and aggregated $914.4 million and $871.3 million as of June 30, 2019 and December 31, 2018, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end.
Outstanding debt obligations of CLOs were as follows:

	As of June 30, 2019			As of December 31, 2018
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$4,146,828	2.71%	10.0	$3,976,602	2.69%	9.9
Subordinated notes (2)	165,195	N/A	8.8	151,392	N/A	9.7
Total CLO debt obligations	$4,312,023			$4,127,994

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of June 30, 2019 and December 31, 2018, the fair value of CLO assets was $4.9 billion and $4.7 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

As of June 30, 2019, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2019	$132,966
2020	—
2021	—
2022	—
2023	—
Thereafter	4,222,587
Total	$4,355,553

11. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of June 30, 2019, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$4,673	$9,487
Sublease income	(82)	(82)
Total lease cost	$4,591	$9,405

Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$9,706
Weighted average remaining lease term for operating leases (in years)	9.7
Weighted average discount rate for operating leases	4.4%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

As of June 30, 2019, maturities of operating lease liabilities were as follows:

Remainder of 2019	$9,854
2020	18,929
2021	17,911
2022	17,350
2023	16,785
Thereafter	86,424
Total lease payments	167,253
Less: imputed interest	(32,160)
Total operating lease liabilities	$135,093

12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Six Months Ended June 30,
	2019	2018

Beginning balance	$961,622	$860,548
Contributions	141,057	107,177
Distributions	(96,987)	(174,973)
Net income	86,442	4,209
Change in distributions payable	4,209	(435)
Foreign currency translation and other	(3,021)	(939)
Ending balance	$1,093,322	$795,587

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of June 30, 2019 and December 31, 2018, respectively, OCGH units represented 84,001,461 of the total 159,650,948 Oaktree Operating Group units and 85,471,937 of the total 157,133,560 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,935,063 and $1,997,745 as of June 30, 2019 and December 31, 2018, respectively, the OCGH non-controlling interest was $1,018,173 and $1,086,693. As of June 30, 2019 and December 31, 2018, non-controlling interests attributable to third parties was $4,566 and $5,661, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	85,269	86,007	85,371	87,133
Class A unitholders	74,340	71,177	72,994	69,556
Total weighted average units outstanding	159,609	157,184	158,365	156,689
Oaktree Operating Group net income:
Net income attributable to preferred unitholders (1)	$6,829	$—	$13,658	$—
Net income attributable to OCGH non-controlling interest	49,397	41,296	114,869	114,551
Net income attributable to OCG Class A unitholders	43,068	34,177	97,934	90,539
Oaktree Operating Group net income (2)	$99,294	$75,473	$226,461	$205,090
Net income attributable to OCG Class A unitholders:
Oaktree Operating Group net income attributable to OCG Class A unitholders	$43,068	$34,177	$97,934	$90,539
Non-Operating Group income (expense)	(676)	(328)	(4,320)	(308)
Income tax benefit (expense) of Intermediate Holding Companies	52	(2,728)	(3,916)	(6,378)
Net income attributable to OCG Class A unitholders	$42,444	$31,121	$89,698	$83,853

(1)	Represents distributions declared, if any, on the preferred units.

(2)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $618 and $1,261 for the three and six months ended June 30, 2019, respectively and $697 and $1,389 for the three and six months ended June 30, 2018, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income attributable to OCG Class A unitholders	$42,444	$31,121	$89,698	$83,853
Equity reallocation between controlling and non-controlling interests	30,440	(75)	36,565	73,755
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$72,884	$31,046	$126,263	$157,608

Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

14. EARNINGS PER UNIT
The computation of net income per Class A unit is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income attributable to OCG Class A unitholders	$42,444	$31,121	$89,698	$83,853
Weighted average number of Class A units outstanding (basic and diluted)	74,340	71,177	72,994	69,556
Basic and diluted net income per Class A unit	$0.57	$0.44	$1.23	$1.21

OCGH units may be exchanged on a one-for-one basis into Class A units, subject to certain restrictions. As of June 30, 2019, there were 84,001,461 OCGH units outstanding, which are vested or will vest through February 15, 2029, that ultimately may be exchanged into 84,001,461 Class A units. The exchange of these units would proportionally increase the Company’s interest in the Oaktree Operating Group. However, as the restrictions set forth in the exchange agreement were in place at the end of each respective reporting period, those units were not included in the computation of diluted earnings per unit for the three and six months ended June 30, 2019 and 2018.
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until the issuance of an OCGH unit in settlement of a deferred equity unit. As of or for the three and six months ended June 30, 2019 and 2018, no OCGH units were considered issuable under the terms of the arrangement. Consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 15 for more information.
Certain compensation arrangements include performance-based awards that could result in the issuance of up to 340,000 OCGH units in total, which would vest over periods of four to ten years from date of issuance. As of or for the three and six months ended June 30, 2019 and 2018, no OCGH units were considered issuable under the terms of these arrangements. Consequently, no contingently issuable units were included in the computation of diluted earnings per unit for those periods.
The Company has a contingent consideration liability that is payable in cash and Class A units. No Class A units were considered issuable under the terms of the arrangement as of or for the three and six months ended June 30, 2019 and 2018. Consequently no contingently issuable units were included in the computation of diluted earnings per unit for those periods. Please see note 17 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

15. EQUITY-BASED COMPENSATION
Class A and OCGH Unit Awards
During the six months ended June 30, 2019, the Company granted 1,464,301 Class A units and 1,320,224 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.7 years. The grant date fair value of OCGH units awarded during the six months ended June 30, 2019 was determined by applying a 17.5% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. With respect to forfeitures, the Company has made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
As of June 30, 2019, the Company expected to recognize compensation expense on its unvested Class A and OCGH unit awards of $221.9 million over a weighted average period of 4.5 years.
A summary of the status of the Company’s unvested Class A and OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Class A Units		OCGH Units (1)
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2018	2,700,585	$42.76	1,864,049	$39.83
Granted	1,464,301	49.52	1,320,224	40.85
Vested	(897,558)	42.86	(366,338)	35.30
Forfeited	(26,926)	44.31	—	—
Balance as of June 30, 2019	3,240,402	$45.78	2,817,935	$40.90

(1)
Excludes certain performance-based awards that could result in the issuance of up to 340,000 OCGH units, which would vest over periods of four to ten years from date of issuance. Though no units have been issued to date under these arrangements, as of June 30, 2019 the Company expected to recognize compensation expense on 320,000 unvested OCGH performance awards of $7.2 million over a weighted average period of 3.9 years.

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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of June 30, 2019, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of June 30, 2019, the Company expected to recognize $0.7 million of compensation expense on its unvested EVUs

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

over the next 0.5 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
The fair value of EVUs was determined using a Monte Carlo simulation model. The fair value is affected by the Class A unit trading price and assumptions regarding certain complex and subjective variables, including the expected Class A unit trading price volatility, distributions and exercise timing, and the risk-free interest rate.
Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets through 2029. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of June 30, 2019, there were 847,115 deferred equity units outstanding. As of June 30, 2019, the Company expected to recognize compensation expense on 557,308 deferred equity units of $19.9 million over a weighted average period of 7.7 years.
The fair value of the deferred equity units issued in the six months ended June 30, 2019 was determined at the grant date based on the then-prevailing Class A unit trading price and reflected a 17.5% lack-of-marketability discount for the OCGH units that will be issued upon vesting.
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next four quarters ending June 30, 2020, the Company believes that it is reasonably possible that one outcome of these examinations and expiring statutes of limitation on other items may be the release of up to approximately $3.0 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
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
June 30, 2019
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
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected estimated future payments to OCGH unitholders under the tax receivable agreement, as of June 30, 2019, are set forth below:

Transaction	Total Future Payments	Payments Through Fiscal Year

2007 private offering	$13,396	2029
Initial public offering	32,411	2034
May 2013 offering	45,649	2035
March 2014 offering	34,640	2036
March 2015 offering	29,446	2037
February 2018 offering	32,330	2040
Total	$187,872

Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units. The Company did not make any payments under the tax receivable agreement during the six months ended June 30, 2019.
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of June 30, 2019 and December 31, 2018, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,293,366 and $1,434,458, for which related direct incentive income compensation expense was estimated to be $675,029 and $754,903.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

Contingent Liabilities
The Company has a contingent consideration obligation of up to $36.1 million, payable in cash and Class A units. The amount of contingent consideration is based on the achievement of certain performance targets. As of both June 30, 2019 and December 31, 2018, the fair value of the contingent liability was $6.7 million. Changes in this liability resulted in expense of $0.2 million and income of $0.1 million for the three and six months ended June 30, 2019, respectively and income of $7.1 million and $9.6 million for the three and six months ended June 30 2018, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
In connection with the BDC acquisition in October 2017, Fifth Street Management LLC pledged assets with an estimated fair value of $56.2 million to indemnify the Company or the BDCs against any claims or assessments arising from the period during which it managed the BDCs. As of June 30, 2019, the remaining amount of the pledged assets was $32.0 million.
Commitments to Funds
As of June 30, 2019 and December 31, 2018, the Company, generally in its capacity as general partner, had undrawn capital commitments of $370.5 million and $385.8 million, respectively, including commitments to both unconsolidated and consolidated funds.
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of June 30, 2019 and December 31, 2018, the consolidated funds had potential aggregate commitments of $39.0 million and $13.8 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of June 30, 2019 and December 31, 2018, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the six months ended June 30, 2019, the consolidated funds did not provide any financial support to portfolio companies.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
June 30, 2019
($ in thousands, except where noted)

18. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $101,513 and $95,953 as of June 30, 2019 and December 31, 2018, respectively, based on a discount rate of 10.0%.

	As of
	June 30, 2019	December 31, 2018
Due from affiliates:
Loans	$3,820	$3,857
Amounts due from unconsolidated funds	59,804	72,588
Management fees and incentive income due from unconsolidated funds	67,353	362,971
Payments made on behalf of unconsolidated entities	3,170	3,469
Non-interest bearing advances made to certain non-controlling interest holders and employees	—	27
Total due from affiliates	$134,147	$442,912
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 16)	$187,872	$187,872
Amounts due to senior executives, certain non-controlling interest holders and employees	1,119	495
Total due to affiliates	$188,991	$188,367

Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $25 and $48 for the three and six months ended June 30, 2019, respectively, and $62 and $171 for the three and six months ended June 30, 2018, respectively.
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $291.7 million and $534.6 million for the three and six months ended June 30, 2019, respectively, and $189.5 million and $501.6 million for the three and six months ended June 30, 2018, respectively.
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
June 30, 2019
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
20. SUBSEQUENT EVENTS
Preferred Unit Distributions
On July 25, 2019, the Company announced a distribution of $0.414063 per Series A preferred unit, which will be paid on September 16, 2019 to Series A preferred unitholders of record at the close of business on September 1, 2019.
On July 25, 2019, the Company announced a distribution of $0.409375 per Series B preferred unit, which will be paid on September 16, 2019 to Series B preferred unitholders of record at the close of business on September 1, 2019.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $120.4 billion in AUM as of June 30, 2019. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele (excluding DoubleLine’s clientele) includes 71 of the 100 largest U.S. pension plans, 38 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 330 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 400 other non-U.S. institutional investors. As measured by AUM (excluding our pro-rata portion of DoubleLine’s AUM), approximately 74% of our clients are invested in two or more different investment strategies, and 35% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 950 employees and offices in 18 cities worldwide.
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
Business Environment and Developments
As a global investment manager, we are affected by a wide range of factors, including the condition of the global economy and financial markets; the relative attractiveness of our investment strategies and investors’ demand for them; and regulatory or other governmental policies or actions. Global economic conditions can significantly impact the values of our funds’ investments and our ability to make new investments or sell existing investments for our funds. Historically, however, the diversified nature of both our investment strategies and our revenue mix has generally allowed us to benefit from both strong and weak economic environments. Weak economies and the declining financial markets that typically accompany them tend to dampen our revenues from asset-based management fees, investment realizations or price appreciation, but their prospect can present us with opportunities to raise relatively larger amounts of capital for certain strategies, especially Distressed Debt. Additionally, weak financial markets may also present us with more opportunities to make investments for our funds at reduced prices. Conversely, strong financial markets generally increase the value of our funds’ investments, which positions us for growth in management fees that are based on asset value, and typically create favorable exit opportunities that enhance the prospect for incentive income and fund-related realized investment income proceeds. Those same markets may delay or diminish opportunities to deploy capital and thus management fees from certain of our funds.
Financial markets were broadly higher in the second quarter of 2019. The S&P 500 Index and the Russell 2000 Index finished the quarter with a total return of 4.3% and 2.1%, respectively. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, returned 3.2%, emerging market equities, as measured by the MSCI Emerging Markets Index, returned 0.7%, and European equity markets, as measured by the MSCI Europe Index, returned 4.9%. Credit markets also performed relatively well for the quarter. Treasury bond prices declined for the quarter, with the 10-year U.S. Treasury yield declining 41 basis points, to 2.00%, from 2.41% at the end of the first quarter 2019. U.S. high yield bonds, as measured by the FTSE US High Yield Cash-Pay Capped Index, returned 2.3% for the quarter, European high yield bonds, as measured by the ICE BofAML Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index, returned 2.6% and emerging market corporate bonds, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI), returned 3.2%.
Against this backdrop, Oaktree’s incentive-creating closed-end funds delivered an overall blended gross return of 1.6% and 6.4% for the quarter and 12 months ended June 30, 2019. These returns exclude Highstar Capital IV, the infrastructure fund we inherited when adding the Highstar team back in 2014. Including Highstar Capital IV, the overall blended gross return was 1.5% and 5.7% for the quarter and last 12 months, respectively. As of June 30, 2019, AUM was $120.4 billion and management fee-generating AUM was $101.4 billion. Gross capital raised was $4.3 billion and $13.4 billion for the quarter and 12 months ended June 30, 2019, respectively. As of June 30, 2019, uncalled capital commitments were $18.0 billion. Of these commitments, $13.2 billion were not yet generating management fees (“shadow AUM”).
Agreement and Plan of Merger
On March 13, 2019, OCG and Brookfield entered into a definitive merger agreement pursuant to which Brookfield will acquire approximately 62% of Oaktree’s business in a stock and cash transaction. Following the transaction, the remaining 38% of the business will continue to be owned by OCGH, whose unitholders consist primarily of OCG’s founders and certain other members of management and current and former employees. As part of the transaction, Brookfield will acquire all outstanding OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per OCG Class A unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes.  In addition, the founders, senior management, and current and former employee-unitholders of OCGH will sell to Brookfield 20% of their OCGH units for the same consideration as the OCG Class A unitholders. On June 25, 2019, OCG received written consent in favor of the adoption of the merger agreement from OCGH, constituting the requisite approval of the transaction by OCG unitholders. The transaction is anticipated to close during the third quarter of 2019, subject to customary closing conditions including certain regulatory approvals.
Upon closing of the transaction, OCG and Brookfield will continue to operate their respective businesses independently, partnering to leverage their strengths – with each remaining under its current brand and led by its existing management and investment teams. Howard Marks will continue as Co-Chairman of Oaktree, Bruce Karsh as Co-Chairman and Chief Investment Officer, and Jay Wintrob as Chief Executive Officer. Howard Marks and Bruce Karsh will continue to have operating control of Oaktree as an independent entity. In addition, Howard Marks will join Brookfield's board of directors.

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
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs, deferred equity units and other performance-based units. As of June 30, 2019, there was $252.0 million of unrecognized compensation expense, which is expected to be recognized as expense over a weighted average vesting period of 4.8 years as shown in the table below. These amounts are subject to change as a result of future unit grants, including those from our annual bonus awards which are typically issued in the first quarter of the following fiscal year, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units and other performance-based units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be recognized:

Equity-based Compensation Expense	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through June 2019	$45.3	$67.3	$50.1	$34.1	$15.8	$39.4	$252.0
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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Revenues:
Management fees	$175,103	$178,096	$345,037	$363,511
Incentive income	138,380	35,187	234,861	187,093
Total revenues	313,483	213,283	579,898	550,604
Expenses:
Compensation and benefits	(109,115)	(105,073)	(223,638)	(213,827)
Equity-based compensation	(22,648)	(15,246)	(36,977)	(29,867)
Incentive income compensation	(73,122)	(15,218)	(125,422)	(100,033)
Total compensation and benefits expense	(204,885)	(135,537)	(386,037)	(343,727)
General and administrative	(50,138)	(39,444)	(97,741)	(72,408)
Depreciation and amortization	(6,566)	(6,551)	(13,130)	(12,953)
Consolidated fund expenses	(4,299)	(3,074)	(6,454)	(6,554)
Total expenses	(265,888)	(184,606)	(503,362)	(435,642)
Other income (loss):
Interest expense	(43,995)	(35,469)	(89,760)	(76,048)
Interest and dividend income	84,648	67,980	176,900	130,599
Net realized gain (loss) on consolidated funds’ investments	447	(17,296)	(5,372)	(2,697)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	1,814	(31,105)	58,931	(45,491)
Investment income	32,835	56,923	94,985	91,486
Other income, net	36	914	58	1,611
Total other income	75,785	41,947	235,742	99,460
Income before income taxes	123,380	70,624	312,278	214,422
Income taxes	(1,852)	(4,867)	(6,350)	(11,264)
Net income	121,528	65,757	305,928	203,158
Less:
Net income attributable to non-controlling interests in consolidated funds	(22,240)	7,360	(86,442)	(3,365)
Net income attributable to non-controlling interests in consolidated subsidiaries	(50,015)	(41,996)	(116,130)	(115,940)
Net income attributable to OCG	49,273	31,121	103,356	83,853
Net income attributable to preferred unitholders	(6,829)	—	(13,658)	—
Net income attributable to OCG Class A unitholders	$42,444	$31,121	$89,698	$83,853

Distributions declared per Class A unit	$1.05	$0.96	$1.80	$1.72
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$0.57	$0.44	$1.23	$1.21
Weighted average number of Class A units outstanding	74,340	71,177	72,994	69,556

Second Quarter Ended June 30, 2019 Compared to the Second Quarter Ended June 30, 2018
Revenues
Management Fees
Management fees decreased $3.0 million, or 1.7%, to $175.1 million for the second quarter of 2019, from $178.1 million for the second quarter of 2018. The decrease reflected an aggregate decline of $25.9 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $22.9 million principally from closed-end funds in their investment periods.
Incentive Income
Incentive income increased $103.2 million, or 293.2%, to $138.4 million for the second quarter of 2019, from $35.2 million for the second quarter of 2018. The second quarter of 2019 included $118.7 million from Oaktree Opportunities Fund VIII.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $4.0 million, or 3.8%, to $109.1 million for the second quarter of 2019, from $105.1 million for the second quarter of 2018, primarily driven by growth in headcount.
Equity-based Compensation
Equity-based compensation expense increased $7.4 million, or 48.7%, to $22.6 million for the second quarter of 2019, from $15.2 million for the second quarter of 2018, primarily reflecting the impact of unit grants made during the first quarter of 2019.
Incentive Income Compensation
Incentive income compensation expense increased $57.9 million, or 380.9%, to $73.1 million for the second quarter of 2019, from $15.2 million for the second quarter of 2018, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense increased $10.7 million, or 27.2%, to $50.1 million for the second quarter of 2019, from $39.4 million for the second quarter of 2018. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $15.5 million, or 46.5%, to $48.8 million from $33.3 million, primarily reflecting higher placement fees associated with fundraising activities and costs associated with the Brookfield transaction.
Depreciation and Amortization
Depreciation and amortization expense was $6.6 million for the second quarter of 2019 and 2018.
Consolidated Fund Expenses
Consolidated fund expenses increased $1.2 million, or 38.7%, to $4.3 million for the second quarter of 2019, from $3.1 million for the second quarter of 2018. The increase reflected higher professional fees and other costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense increased $8.5 million, or 23.9%, to $44.0 million for the second quarter of 2019, from $35.5 million for the second quarter of 2018. The increase was primarily attributable to our consolidated funds.

Interest and Dividend Income
Interest and dividend income increased $16.6 million, or 24.4%, to $84.6 million for the second quarter of 2019, from $68.0 million for the second quarter of 2018. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $17.7 million, to a gain of $0.4 million for the second quarter of 2019, from a loss of $17.3 million for the second quarter of 2018. The increase reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $32.9 million, to a gain of $1.8 million for the second quarter of 2019, from a loss of $31.1 million for the second quarter of 2018. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $50.7 million, to a net gain of $2.3 million for the second quarter of 2019, from a net loss of $48.4 million for the second quarter of 2018, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income decreased $24.1 million, or 42.4%, to $32.8 million for the second quarter of 2019, from $56.9 million for the second quarter of 2018. The decrease primarily reflected lower returns on our Credit and Private Equity investments.
Income Taxes
Income taxes decreased $3.0 million, or 61.2%, to $1.9 million for the second quarter of 2019, from $4.9 million for the second quarter of 2018.  The decrease primarily reflected a lower effective tax rate for the second quarter of 2019, partially offset by higher pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for the second quarters of 2019 and 2018 were 2% and 10%, respectively, resulting from full-year effective rates of (1)% and 9%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $29.6 million, to income of $22.2 million for the second quarter of 2019, from a loss of $7.4 million for the second quarter of 2018. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $11.3 million, or 36.3%, to $42.4 million for the second quarter of 2019, from $31.1 million for the second quarter of 2018, primarily reflecting higher incentive income.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues
Management Fees
Management fees decreased $18.5 million, or 5.1%, to $345.0 million for the first six months of 2019, from $363.5 million for the first six months of 2018. The decrease reflected an aggregate decline of $53.6 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $35.1 million principally from closed-end funds in their investment periods.
Incentive Income
Incentive income increased $47.8 million, or 25.5%, to $234.9 million for the first six months of 2019, from $187.1 million for the first six months of 2018. The first six months of 2019 included $163.7 million from Oaktree Opportunities Fund VIII while Oaktree Principal Opportunities Fund IV contributed $104.8 million of incentive income to the first six months of 2018.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $9.8 million, or 4.6%, to $223.6 million for the first six months of 2019, from $213.8 million for the first six months of 2018, primarily reflecting an increase in average headcount, an unfavorable change in phantom equity expense stemming largely from each period’s change in the Class A unit trading price, as well as higher expenses related to employee benefits.
Equity-based Compensation
Equity-based compensation expense increased $7.1 million, or 23.7% to $37.0 million for the first six months of 2019, from $29.9 million for the first six months of 2018, primarily reflecting the impact of unit grants made during the first quarter of 2019.
Incentive Income Compensation
Incentive income compensation expense increased $25.4 million, or 25.4%, to $125.4 million for the first six months of 2019, from $100.0 million for the first six months of 2018, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense increased $25.3 million, or 34.9%, to $97.7 million for the first six months of 2019, from $72.4 million for the first six months of 2018. Excluding the impact of foreign currency-related items, which stemmed primarily from foreign-currency hedges used to economically hedge our non-U.S. dollar denominated revenues and expenses, general and administrative expense increased $26.8 million, or 38.1%, to $97.0 million from $70.2 million, primarily reflecting higher placement fees associated with fund raising activities and costs associated with the Brookfield transaction.
Depreciation and Amortization
Depreciation and amortization expense increased $0.1 million, or 0.8%, to $13.1 million for the first six months of 2019, from $13.0 million for the first six months of 2018.
Consolidated Fund Expenses
Consolidated fund expenses decreased $0.1 million, or 1.5%, to $6.5 million for the first six months of 2019, from $6.6 million for the first six months of 2018.
Other Income (Loss)
Interest Expense
Interest expense increased $13.8 million, or 18.2%, to $89.8 million for the first six months of 2019, from $76.0 million for the first six months of 2018. The increase was primarily attributable to our consolidated funds.

Interest and Dividend Income
Interest and dividend income increased $46.3 million, or 35.5%, to $176.9 million for the first six months of 2019, from $130.6 million for the first six months of 2018. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments decreased $2.7 million, to a loss of $5.4 million for the first six months of 2019, from a loss of $2.7 million for the first six months of 2018. The decrease reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $104.4 million, to a gain of $58.9 million for the first six months of 2019, from a loss of $45.5 million for the first six months of 2018. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $101.8 million, to a net gain of $53.6 million for the first six months of 2019, from a net loss of $48.2 million for the first six months of 2018, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income increased $3.5 million, or 3.8%, to $95.0 million for the first six months of 2019, from $91.5 million for the first six months of 2018. The increase primarily reflected higher returns on our Listed Equities investments, partially offset by lower returns on our Credit and Private Equity investments.
Income Taxes
Income taxes decreased $4.9 million, or 43.4%, to $6.4 million for the first six months of 2019, from $11.3 million for the first six months of 2018.  The decrease primarily reflected a lower effective tax rate for the first six months of 2019, partially offset by higher pre-tax income attributable to Class A unitholders. The effective tax rates applicable to Class A unitholders for the first six months 2019 and 2018 were 5% and 9%, respectively. The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $83.0 million, to $86.4 million for the first six months of 2019, from $3.4 million for the first six months of 2018. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders increased $5.8 million, or 6.9%, to $89.7 million for the second quarter of 2019, from $83.9 million for the second quarter of 2018, primarily reflecting higher operating profits.

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
The following table presents non-GAAP financial data:

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2019	2018	2019	2018
Non-GAAP Results: (1)	(in thousands, except per unit data or as otherwise indicated)

Distributable earnings revenues	$378,375	$287,055	$981,069	$764,319
Distributable earnings	138,343	114,286	372,235	308,259
Distributable earnings per Class A unit	0.88	0.69	2.33	1.86

Fee revenues	198,037	195,935	388,138	398,882
Fee-related earnings	44,360	50,875	83,957	109,362
Fee-related earnings per Class A unit	0.28	0.30	0.51	0.66

Weighted Average Units:
OCGH	85,269	86,007	85,371	87,133
Class A	74,340	71,177	72,994	69,556
Total units	159,609	157,184	158,365	156,689

Operating Metrics:
Assets under management (in millions):
Assets under management	$120,368	$121,584	$120,368	$121,584
Management fee-generating assets under management	101,435	100,547	101,435	100,547
Incentive-creating assets under management	36,000	33,291	36,000	33,291
Uncalled capital commitments	18,002	20,325	18,002	20,325
Accrued incentives (fund level):
Incentives created (fund level)	11,342	119,317	99,334	230,502
Incentives created (fund level), net of associated incentive income compensation expense	9,471	60,921	53,699	113,219
Accrued incentives (fund level)	1,294,866	1,863,932	1,294,866	1,863,932
Accrued incentives (fund level), net of associated incentive income compensation expense	620,495	898,588	620,495	898,588

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
Assets Under Management

	As of
	June 30, 2019	March 31, 2019	June 30, 2018
Assets Under Management:	(in millions)
Closed-end funds	$55,718	$55,083	$56,294
Open-end funds	27,359	28,420	32,824
Evergreen funds	9,284	9,140	8,426
DoubleLine (1)	28,007	25,966	24,040
Total	$120,368	$118,609	$121,584

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in Assets Under Management:	(in millions)
Beginning balance	$118,609	$121,394	$119,560	$123,930
Closed-end funds:
Capital commitments/other (2)	3,698	2,410	3,967	3,063
Distributions for a realization event/other (3)	(2,542)	(1,901)	(4,330)	(4,083)
Change in uncalled capital commitments for funds entering or in liquidation (4)	158	74	(641)	(232)
Foreign-currency translation	120	(444)	(27)	(225)
Change in market value (5)	358	525	981	956
Change in applicable leverage	(1,157)	(52)	(1,338)	(56)
Open-end funds:
Contributions	495	724	1,537	1,615
Redemptions	(2,188)	(1,056)	(6,576)	(3,691)
Foreign-currency translation	(1)	(373)	(20)	(192)
Change in market value (5)	633	(174)	2,637	(349)
Evergreen funds:
Contributions or new capital commitments (6)	130	140	390	503
Redemptions or distributions (7)	(77)	(270)	(193)	(431)
Foreign-currency translation	—	2	—	(1)
Change in market value (5)	91	327	529	439
DoubleLine:
Net change in DoubleLine	2,041	258	3,892	338
Ending balance	$120,368	$121,584	$120,368	$121,584

(1)	DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.

(2)	These amounts include capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
Management Fee-generating AUM

	As of
	June 30, 2019	March 31, 2019	June 30, 2018
Management Fee-generating AUM:	(in millions)
Closed-end funds:
Senior Loans	$7,525	$8,179	$7,896
Other closed-end funds	30,440	29,792	28,754
Open-end funds	27,106	28,152	32,520
Evergreen funds	8,357	8,175	7,337
DoubleLine	28,007	25,966	24,040
Total	$101,435	$100,264	$100,547

	Three Months Ended June 30,		Six Months Ended June 30,
Change in Management Fee-generating AUM:	2019	2018	2019	2018
	(in millions)
Beginning balance	$100,264	$102,043	$98,108	$104,287
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	2,067	—	3,335	—
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	514	385	1,093	944
Change attributable to funds in liquidation (2)	(725)	(981)	(1,226)	(2,576)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	—	—	—	—
Distributions by funds that pay fees based on NAV / other (4).	(921)	(161)	(1,013)	(354)
Foreign-currency translation	103	(380)	(17)	(206)
Change in market value (5).	70	(1)	146	52
Change in applicable leverage	(1,114)	(50)	(1,288)	(55)
Open-end funds:
Contributions	493	674	1,535	1,564
Redemptions	(2,166)	(1,056)	(6,528)	(3,691)
Foreign-currency translation	—	(373)	(19)	(192)
Change in market value	627	(173)	2,615	(349)
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV (6)	199	227	449	697
Redemptions or distributions (7)	(98)	(205)	(196)	(352)
Change in market value (5).	81	340	549	440
DoubleLine:
Net change in DoubleLine	2,041	258	3,892	338
Ending balance	$101,435	$100,547	$101,435	$100,547

(1)	These amounts include capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of AUM to Management Fee-generating AUM:	June 30, 2019	March 31, 2019	June 30, 2018
	(in millions)
Assets under management	$120,368	$118,609	$121,584
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(1,601)	(1,826)	(2,326)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(9,133)	(8,532)	(10,092)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(4,081)	(4,075)	(4,042)
Oaktree’s general partner investments in management fee-generating funds	(1,598)	(1,535)	(1,724)
Funds that pay no management fees (2)	(2,520)	(2,377)	(2,853)
Management fee-generating assets under management	$101,435	$100,264	$100,547

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

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

	As of
Weighted Average Annual Management Fee Rates:	June 30, 2019	March 31, 2019	June 30, 2018
Closed-end funds:
Senior Loans	0.47%	0.49%	0.50%
Other closed-end funds	1.41	1.43	1.47
Open-end funds	0.45	0.45	0.45
Evergreen funds (1)	1.17	1.17	1.20
All Oaktree funds (2)	0.93	0.93	0.91

(1)	Fee rates reflect the applicable asset-based management fee rates, exclusive of quarterly incentive fees on investment income that are included in management fees.

(2)	Excludes DoubleLine funds.

Incentive-creating AUM
Incentive-creating AUM is set forth below. The portion of incentive-creating AUM generating incentives at the fund level was $22.8 billion as of June 30, 2019, $19.5 billion as of December 31, 2018 and $21.0 billion as of June 30, 2018. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	June 30, 2019	March 31, 2019	June 30, 2018
Incentive-creating AUM:	(in millions)
Closed-end funds	$28,521	$27,174	$26,677
Evergreen funds	6,822	6,633	6,006
DoubleLine	657	606	608
Total	$36,000	$34,413	$33,291
Second Quarter Ended June 30, 2019
AUM increased $1.8 billion, or 1.5%, to $120.4 billion as of June 30, 2019, from $118.6 billion as of March 31, 2019. The increase primarily reflected $3.7 billion of capital commitments to closed-end funds and $2.0 billion attributable to DoubleLine, partially offset by $2.5 billion of distributions to closed-end fund investors and $1.7 billion of net outflows from open-end funds. Commitments to closed-end funds included $1.4 billion for CLOs, $1.0 billion for the Highstar III Successor Funds (“HS III”), and $0.5 billion for Oaktree Special Situations Fund II (“SS II”).
Management fee-generating AUM, a forward-looking metric, increased $1.1 billion, or 1.1%, to $101.4 billion as of June 30, 2019, from $100.3 billion as of March 31, 2019. The increase primarily reflected $2.1 billion from new CLOs and HS III, $2.0 billion attributable to DoubleLine, $0.8 billion in market-value gains, partially offset by $1.7 billion of net outflows from open-end funds, $1.1 billion change in applicable leverage, and $0.7 billion attributable to closed-end funds in liquidation
Incentive-creating AUM increased $1.6 billion, or 4.7%, to $36.0 billion as of June 30, 2019, from $34.4 billion as of March 31, 2019. The increase reflected an aggregate increase of $3.3 billion primarily attributable to drawdowns, contributions and market-value gains, partially offset by an aggregate $1.7 billion of distributions.
Second Quarter Ended June 30, 2018
AUM increased $0.2 billion, or 0.2%, to $121.6 billion as of June 30, 2018, from $121.4 billion as of March 31, 2018. The increase primarily reflected $2.4 billion in new capital commitments to closed-end funds, $0.7 billion in market-value gains and $0.3 billion attributable to DoubleLine, largely offset by $1.9 billion of distributions to closed-end fund investors, $0.8 billion in unfavorable foreign-currency translation and $0.3 billion of net outflows from open-end funds. Commitments to closed-end funds included $1.1 billion for Oaktree Transportation Infrastructure Fund (“TIF”) and $0.7 billion for SS II.
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
Six Months Ended June 30, 2019
AUM increased $0.8 billion, or 0.7%, to $120.4 billion as of June 30, 2019, from $119.6 billion as of December 31, 2018. The increase primarily reflected $4.1 billion in market-value gains, $4.0 billion of capital commitments to closed-end funds and $3.9 billion attributable to DoubleLine, partially offset by $5.0 billion of net outflows from open-end funds and $5.0 billion of distributions to closed-end fund investors and uncalled capital commitments.
Management fee-generating AUM, a forward-looking metric, increased $3.3 billion, or 3.4%, to $101.4 billion as of June 30, 2019, from $98.1 billion as of December 31, 2018. The increase primarily reflected $3.9 billion attributable to DoubleLine, $3.3 billion in market-value gains, $3.3 billion for new CLOs, HS III and Oaktree Power Opportunities Fund V and $1.1 billion from capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, partially offset by $5.0 billion of net outflows from open-end funds and $1.2 billion attributable to closed-end funds in liquidation.
Incentive-creating AUM increased $1.4 billion, or 4.0%, to $36.0 billion as of June 30, 2019, from $34.6 billion as of December 31, 2018. The increase reflected an aggregate $4.7 billion in drawdowns, contributions and market-value gains, partially offset by an aggregate decline of $3.3 billion primarily attributable to distributions.
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

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2019	2018	2019	2018
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,424,904	$1,795,967	$1,722,120	$1,920,339
Incentives created (fund level):
Closed-end funds	(2,461)	102,850	57,098	200,156
Evergreen funds	12,303	16,367	38,685	30,246
DoubleLine	1,500	100	3,551	100
Total incentives created (fund level)	11,342	119,317	99,334	230,502
Less: incentive income recognized by us	(141,380)	(51,352)	(526,588)	(286,909)
Ending balance	$1,294,866	$1,863,932	$1,294,866	$1,863,932
Accrued incentives (fund level), net of associated incentive income compensation expense	$620,495	$898,588	$620,495	$898,588
As of June 30, 2019 and 2018, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $145.6 million (or 23%) and $214.6 million (24%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.

As of June 30, 2019, $508.4 million, or 82%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period, and approximately 14% of the assets underlying total net accrued incentives (fund level) were Level I or Level II securities. Please see note 2 for a discussion of the fair-value hierarchy level established by GAAP.
Second Quarters Ended June 30, 2019 and 2018
Incentives created (fund level) was $11.3 million for the second quarter of 2019, primarily reflecting $21.1 million of incentives created (fund level) from Real Estate funds and $14.8 million from Credit funds, partially offset by $28.2 million of negative incentives created (fund level) from Private Equity funds.
Incentives created (fund level) was $119.3 million for the second quarter of 2018, primarily reflecting $80.4 million of incentives created (fund level) from Credit funds, $25.4 million from Real Assets funds and $14.0 million from Private Equity funds.
Six Months Ended June 30, 2019 and 2018
Incentives created (fund level) was $99.3 million for the first six months of 2019, primarily reflecting $67.1 million of incentives created (fund level) from Credit funds and $54.1 million from Real Asset funds, partially offset by $34.3 million of negative incentives created (fund level) from Private Equity funds.
Incentives created (fund level) was $230.5 million for the first six months of 2018, primarily reflecting $135.9 million of incentives created (fund level) from Credit funds, $51.2 million from Private Equity funds and $43.6 million from Real Asset funds.
Uncalled Capital Commitments
As of June 30, 2019, March 31, 2019, and June 30, 2018, uncalled capital commitments were $18.0 billion, $18.3 billion and $20.3 billion, respectively. Invested capital during the quarter and 12 months ended June 30, 2019 aggregated $2.5 billion and $11.2 billion, respectively, as compared with $1.9 billion and $7.9 billion for the comparable prior-year periods.

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
Distributable Earnings
The following schedules set forth the components of distributable earnings:
Distributable Earnings Revenues

	Three Months Ended June 30,		Six Months Ended June 30, ,
	2019	2018	2019	2018
	(in thousands)
Revenues:
Management fees	$198,037	$195,935	$388,138	$398,882
Incentive income	141,380	51,352	526,588	286,909
Realized investment income proceeds	38,958	39,768	66,343	78,528
Total distributable earnings revenues	$378,375	$287,055	$981,069	$764,319

Adjusted Expenses

	Three Months Ended June 30,		Six Months Ended June 30, ,
	2019	2018	2019	2018
	(in thousands)
Expenses:
Compensation and benefits	$(108,262)	$(103,642)	$(221,457)	$(208,412)
Incentive income compensation	(73,887)	(20,984)	(281,588)	(151,426)
General and administrative	(43,044)	(39,108)	(77,984)	(76,545)
Depreciation and amortization	(2,371)	(2,310)	(4,740)	(4,563)
Total adjusted expenses	$(227,564)	$(166,044)	$(585,769)	$(440,946)

Distributable Earnings

	Three Months Ended June 30,		Six Months Ended June 30, ,
	2019	2018	2019	2018
	(in thousands)

Interest expense, net of interest income (1)	$(643)	$(2,399)	$(1,552)	$(5,809)
Preferred unit distributions	(6,829)	—	(13,658)	—
Operating Group income taxes	(1,904)	(2,140)	(2,433)	(4,886)
Other income (expense), net	(3,092)	(2,186)	(5,422)	(4,419)
Distributable earnings (2)	$138,343	$114,286	$372,235	$308,259

(1)
Interest income was $5.5 million and $10.8 million for the three and six months ended June 30, 2019, respectively, and $3.6 million and $6.0 million for the three and six months ended June 30, 2018, respectively.

(2)	Reflects the sum of total distributable earnings revenues, adjusted expenses, net interest expense, preferred unit distributions, Operating Group income taxes and other income (expense).

Second Quarter Ended June 30, 2019 Compared to the Second Quarter Ended June 30, 2018
Distributable Earnings Revenues
Management Fees
A summary of management fees is set forth below:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Management fees:
Closed-end funds	$118,561	$116,776
Open-end funds	30,140	37,086
Evergreen funds	31,136	24,573
DoubleLine	18,200	17,500
Total management fees	$198,037	$195,935

Management fees increased $2.1 million, or 1.1%, to $198.0 million for the second quarter of 2019, from $195.9 million for the first quarter of 2018, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds increased $1.8 million, or 1.5%, to $118.6 million for the second quarter of 2019, from $116.8 million for the second quarter of 2018. The increase reflected an aggregate increase of $21.4 million principally from closed-end funds in their investment periods, partially offset by an aggregate decline of $19.6 million primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $7.0 million, or 18.9%, to $30.1 million for the second quarter of 2019, from $37.1 million for the second quarter of 2018. The decrease was primarily attributable to net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $6.5 million, or 26.4%, to $31.1 million for the second quarter of 2019, from $24.6 million for the second quarter of 2018, primarily reflecting market-value gains and contributions.

•
DoubleLine.    Management fees attributable to DoubleLine increased $0.7 million, or 4.0%, to $18.2 million for the second quarter of 2019, from $17.5 million for the second quarter of 2018, primarily driven by AUM growth.

Incentive Income
A summary of incentive income is set forth below:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Incentive Income:
Closed-end funds	$137,462	$47,945
Evergreen funds	2,418	3,307
DoubleLine	1,500	100
Total	$141,380	$51,352
Incentive income increased $90.0 million, or 175.1%, to $141.4 million for the second quarter of 2019, from $51.4 million for the second quarter of 2018. The second quarter of 2019 included $118.7 million from Oaktree Opportunities Fund VIII.

Realized Investment Income Proceeds
A summary of realized investment income proceeds is set forth below:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Oaktree funds:
Credit	$27,412	$12,569
Private Equity	(1,390)	8,935
Real Assets	3,662	2,486
Listed Equities	3,516	—
Non-Oaktree	5,758	15,778
Total realized investment income proceeds	$38,958	$39,768
Realized investment income proceeds decreased $0.8 million, or 2.0%, to $39.0 million for the second quarter of 2019, from $39.8 million for the second quarter of 2018, primarily reflecting lower proceeds from our Private Equity and non-Oaktree investments, largely offset by higher proceeds from our Credit investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $4.7 million, or 4.5%, to $108.3 million for the second quarter of 2019, from $103.6 million for the second quarter of 2018, primarily driven by growth in headcount.
Incentive Income Compensation
Incentive income compensation expense increased $52.9 million, or 251.9%, to $73.9 million for the second quarter of 2019, from $21.0 million for the second quarter of 2018, reflecting the growth in incentive income.
General and Administrative
General and administrative expense increased $3.9 million, or 10.0%, to $43.0 million for the second quarter of 2019, from $39.1 million for the second quarter of 2018, primarily reflecting higher placement fees associated with fundraising activities.
Depreciation and Amortization
Depreciation and amortization expense increased $0.1 million, or 4.3%, to $2.4 million for the second quarter of 2019, from $2.3 million for the second quarter of 2018.
Interest Expense, Net
Interest expense, net decreased $1.8 million, or 75.0%, to $0.6 million for the second quarter of 2019, from $2.4 million for the second quarter of 2018. The decrease was primarily driven by higher interest income.
Preferred Unit Distributions
The second quarter of 2019 included Series A and Series B preferred unit distributions of $6.8 million in the aggregate, as compared with $0 for the second quarter of 2018, reflecting the issuances of our Series A and Series B preferred units in the second and third quarters of 2018, respectively.
Distributable Earnings
Distributable earnings increased $24.0 million, or 21.0%, to $138.3 million for the second quarter of 2019, from $114.3 million for the second quarter of 2018. The increase reflected $37.1 million in higher net incentive income, partially offset by $6.8 million in higher preferred unit distributions and $6.5 million in lower fee-related earnings. The portion of distributable earnings attributable to our Class A units was $0.88 and $0.69 per unit for the second quarters of 2019 and 2018, respectively, reflecting distributable earnings per Operating Group unit of $0.87 and $0.73, respectively, less costs borne by Class A unitholders for professional fees and other expenses, cash taxes attributable to the Intermediate Holding Companies, and amounts payable pursuant to the tax receivable agreement.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Distributable Earnings Revenues
Management Fees
A summary of management fees is set forth below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Management fees:
Closed-end funds	$231,611	$238,482
Open-end funds	62,892	75,198
Evergreen funds	60,375	49,489
DoubleLine	33,260	35,713
Total management fees	$388,138	$398,882

Management fees decreased $10.8 million, or 2.7%, to $388.1 million for the first six months of 2019, from $398.9 million for the first six months of 2018, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds decreased $6.9 million, or 2.9%, to $231.6 million for the first six months of 2019, from $238.5 million for the first six months of 2018. The decrease reflected an aggregate decline of $42.1 million primarily attributable to closed-end funds in liquidation, partially offset by an aggregate increase of $35.2 million principally from closed-end funds in their investment periods,

•
Open-end funds.    Management fees attributable to open-end funds decreased $12.3 million, or 16.4%, to $62.9 million for the first six months of 2019, from $75.2 million for the first six months of 2018. The decrease was primarily attributable to net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $10.9 million, or 22.0%, to $60.4 million for the first six months of 2019, from $49.5 million for the first six months of 2018, primarily reflecting market-value gains and contributions.

•
DoubleLine.    Management fees attributable to DoubleLine decreased $2.4 million, or 6.7%, to $33.3 million for the first six months of 2019, from $35.7 million for the first six months of 2018, primarily reflecting higher expenses.

Incentive Income
A summary of incentive income is set forth below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Incentive Income:
Closed-end funds	$519,699	$283,453
Evergreen funds	3,338	3,356
DoubleLine	3,551	100
Total	$526,588	$286,909
Incentive income increased $239.7 million, or 83.5%, to $526.6 million for the first six months of 2019, from $286.9 million for the first six months of 2018. The 2019 period included regular and tax-related incentive income of $224.8 million and $301.8 million, respectively, as compared to $183.2 million and $103.7 million in the 2018 period, respectively.

Realized Investment Income Proceeds
A summary of realized investment income proceeds is set forth below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Oaktree funds:
Credit	$43,960	$28,241
Private Equity	(1,110)	19,895
Real Assets	7,580	8,268
Listed Equities	7,798	5,551
Non-Oaktree	8,115	16,573
Total realized investment income proceeds	$66,343	$78,528
Realized investment income proceeds decreased $12.2 million, or 15.5%, to $66.3 million for the first six months of 2019, from $78.5 million for the first six months of 2018, primarily reflecting lower proceeds from our Private Equity and non-Oaktree investments, largely offset by higher proceeds from our Credit investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $13.1 million, or 6.3%, to $221.5 million for the first six months of 2019, from $208.4 million for the first six months of 2018, primarily reflecting an increase in average headcount, an unfavorable change in phantom equity expense stemming largely from each period’s change in the Class A unit trading price, and higher expenses related to employee benefits.
Incentive Income Compensation
Incentive income compensation expense increased $130.2 million, or 86.0%, to $281.6 million for the first six months of 2019, from $151.4 million for the first six months of 2018, reflecting the growth in incentive income.
General and Administrative
General and administrative expense increased $1.5 million, or 2.0%, to $78.0 million for the first six months of 2019, from $76.5 million for the first six months of 2018, primarily reflecting higher placement fees associated with fundraising activities, offset by lower other general operating expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $0.1 million, or 2.2%, to $4.7 million for the first six months of 2019, from $4.6 million for the first six months of 2018.
Interest Expense, Net
Interest expense, net decreased $4.2 million, or 72.4%, to $1.6 million for the first six months of 2019, from $5.8 million for the first six months of 2018. The decrease was primarily driven by higher interest income.
Preferred Unit Distributions
The first six months of 2019 included Series A and Series B preferred unit distributions of $13.7 million in the aggregate, as compared with $0 for the first six months of 2018, reflecting the issuances of our Series A and Series B preferred units in the second and third quarters of 2018, respectively.
Distributable Earnings
Distributable earnings increased $63.9 million, or 20.7%, to $372.2 million for the first six months of 2019, from $308.3 million for the first six months of 2018. The increase reflected $109.5 million in higher net incentive income, partially offset by $25.4 million in lower fee-related earnings and $12.2 million in lower realized investment income proceeds. The portion of distributable earnings attributable to our Class A units was $2.33 and $1.86 per unit for the first six months of 2019 and 2018, respectively, reflecting distributable earnings per Operating Group unit of $2.35 and $1.97, respectively, less costs borne by Class A unitholders.

Fee-related Earnings
Second Quarter Ended June 30, 2019 Compared to the Second Quarter Ended June 30, 2018
Fee-related earnings decreased $6.5 million, or 12.8%, to $44.4 million for the second quarter of 2019, from $50.9 million for the second quarter of 2018, primarily reflecting $4.7 million in higher compensation and benefits expense and $3.9 million in higher general and administrative expense, partially offset by an increase of $2.1 million in management fees.
The effective tax rates applicable to fee-related earnings for the second quarters of 2019 and 2018 were (1)% and 5%, respectively, resulting from full-year effective tax rates of 2% and 6%, respectively. The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Fee-related earnings decreased $25.4 million, or 23.2%, to $84.0 million for the first six months of 2019, from $109.4 million for the first six months of 2018, primarily reflecting $13.1 million in higher compensation and benefits expense and $10.8 million in lower management fees.
The effective tax rates applicable to fee-related earnings for the first six months of 2019 and 2018 were 2% and 5%, respectively.

Reconciliation of GAAP to Non-GAAP Results
The following table reconciles net income attributable to Oaktree Capital Group, LLC Class A unitholders to distributable earnings and fee-related earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income attributable to OCG Class A unitholders	$42,444	$31,121	$89,698	$83,853
Incentive income (1)	1,500	16,065	288,176	99,646
Incentive income compensation (1)	(765)	(5,766)	(156,166)	(51,393)
Investment income	(23,068)	(19,632)	(90,967)	(42,771)
Realized investment income proceeds (2)	38,958	39,768	66,343	78,528
Equity-based compensation (3)	22,648	15,246	36,977	29,867
Foreign-currency hedging (4)	1,482	(741)	109	(2,863)
Acquisition-related items (5)	8,881	(2,834)	25,702	(1,260)
Other expense, net (6)	(2,745)	(2,745)	(5,490)	(5,490)
Income taxes	(52)	2,727	3,917	6,378
Non-Operating Group (income) expenses (7)	210	328	158	308
Non-controlling interests (7)	48,850	40,749	113,778	113,456
Distributable earnings (8)	138,343	114,286	372,235	308,259
Incentive income	(141,380)	(51,352)	(526,588)	(286,909)
Incentive income compensation	73,887	20,984	281,588	151,426
Realized investment income proceeds	(38,958)	(39,768)	(66,343)	(78,528)
Interest expense, net of interest income	643	2,399	1,552	5,809
Preferred unit distributions	6,829	—	13,658	—
Other expense, net	3,092	2,186	5,422	4,419
Operating Group income taxes	1,904	2,140	2,433	4,886
Fee-related earnings (8)	$44,360	$50,875	$83,957	$109,362

(1)	This adjustment relates to unrealized incentive income which is excluded from distributable earnings revenues and incentive income compensation expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Distributable earnings	$138,343	$114,286	$372,235	$308,259
OCGH non-controlling interest	(73,908)	(62,534)	(201,157)	(172,158)
Non-Operating Group income (expense)	(210)	(328)	(158)	(308)
Distributable earnings-Class A income taxes	5,152	1,973	6,851	1,640
Tax receivable agreement	(3,829)	(4,008)	(7,654)	(7,866)
Distributable earnings-Class A	$65,548	$49,389	$170,117	$129,567
Distributable earnings per Class A unit	$0.88	$0.69	$2.33	$1.86
Weighted average number of Class A units outstanding	74,340	71,177	72,994	69,556

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Fee-related earnings	$44,360	$50,875	$83,957	$109,362
OCGH non-controlling interest	(23,700)	(27,837)	(45,243)	(60,891)
Non-Operating Group expense	(475)	(538)	(670)	(745)
Fee-related earnings-Class A income taxes	265	(1,197)	(734)	(2,154)
Fee-related earnings-Class A	$20,450	$21,303	$37,310	$45,572
Fee-related earnings per unit	$0.28	$0.30	$0.51	$0.66
Weighted average number of total units outstanding	74,340	71,177	72,994	69,556

The following table reconciles GAAP revenues to distributable earnings revenues and fee-related earnings revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
GAAP revenues	$313,483	$213,283	$579,898	$550,604
Consolidated funds (1)	4,734	339	9,841	(272)
Management fees (2)	18,200	17,500	33,260	35,713
Incentive income (3)	3,000	16,165	291,727	99,746
Realized investment income proceeds	38,958	39,768	66,343	78,528
Distributable earnings revenues	378,375	287,055	981,069	764,319
Incentive income	(141,380)	(51,352)	(526,588)	(286,909)
Realized investment income proceeds	(38,958)	(39,768)	(66,343)	(78,528)
Fee revenues	$198,037	$195,935	$388,138	$398,882

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

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	For the Three Months Ended June 30, 2019
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$175,103	$22,934	$198,037
Incentive income (1)	138,380	3,000	141,380
Realized investment income proceeds (2)	—	38,958	38,958
Total expenses (3)	(265,888)	38,324	(227,564)
Interest expense, net (4)	(43,995)	43,352	(643)
Investment income (2)	32,835	(32,835)	—
Other income (expense), net (5)	36	(3,128)	(3,092)
Other income of consolidated funds (6)	86,909	(86,909)	—
Income taxes	(1,852)	(52)	(1,904)
Net income attributable to non-controlling interests in consolidated funds	(22,240)	22,240	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(50,015)	50,015	—
Net income attributable to preferred unitholders	(6,829)	—	(6,829)
Net income attributable to OCG Class A unitholders / Distributable earnings	$42,444	$95,899	$138,343

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $18,200 to management fees and $1,500 to incentive income, (c) for management fees, reclassifies $639 of net gains related to foreign-currency hedging activities from general and administrative expense and $2,496 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings, and (d) adds back the effect of $1,500 related to unrealized incentive income.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $22,648, (b) consolidated fund expenses of $3,363, (c) expenses incurred by the Intermediate Holding Companies of $475, (d) incentive income compensation expense related to unrealized incentive income of $765, (e) $5,028 of acquisition-related items, (f) $3,853 related to the Brookfield transaction, (g) $1,226 of net gains related to foreign-currency hedging activities, and (h) $2,496 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $383 in net losses related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

(6)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies interest income to interest expense, net.

	For the Three Months Ended June 30, 2018
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$178,096	$17,839	$195,935
Incentive income (1)	35,187	16,165	51,352
Realized investment income proceeds (2)	—	39,768	39,768
Total expenses (3)	(184,606)	18,562	(166,044)
Interest expense, net (4)	(35,469)	33,070	(2,399)
Investment income (2)	56,923	(56,923)	—
Other income (expense), net (5)	914	(3,100)	(2,186)
Other income of consolidated funds (6)	19,579	(19,579)	—
Income taxes	(4,867)	2,727	(2,140)
Net income attributable to non-controlling interests in consolidated funds	7,360	(7,360)	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(41,996)	41,996	—
Net income attributable to OCG Class A unitholders / Distributable earnings	$31,121	$83,165	$114,286

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $17,500 to management fees and $100 to incentive income, (c) for management fees, reclassifies $2,368 of net losses related to foreign-currency hedging activities from general and administrative expense and $2,468 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings, and (d) adds back the effect of $16,065 related to unrealized incentive income.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $14,748, (b) consolidated fund expenses of $6,928, (c) expenses incurred by the Intermediate Holding Companies of $538, (d) incentive income compensation expense related to unrealized incentive income of $5,766, (e) $2,834 of acquisition-related items, (f) $1,982 of net gains related to foreign-currency hedging activities, and (g) $2,468 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $355 in net losses related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

(6)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies interest income to interest expense, net.

	For the Six Months Ended June 30, 2019
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$345,037	$43,101	$388,138
Incentive income (1)	234,861	291,727	526,588
Realized investment income proceeds (2)	—	66,343	66,343
Total expenses (3)	(503,362)	(82,407)	(585,769)
Interest expense, net (4)	(89,760)	88,208	(1,552)
Investment income (2)	94,985	(94,985)	—
Other income (expense), net (5)	58	(5,480)	(5,422)
Other income of consolidated funds (6)	230,459	(230,459)	—
Income taxes	(6,350)	3,917	(2,433)
Net income attributable to non-controlling interests in consolidated funds	(86,442)	86,442	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(116,130)	116,130	—
Net income attributable to preferred unitholders	(13,658)	—	(13,658)
Net income attributable to OCG Class A unitholders / Distributable earnings	$89,698	$282,537	$372,235

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $33,260 to management fees and $3,551 to incentive income, (c) for management fees, reclassifies $1,717 of net gains related to foreign-currency hedging activities from general and administrative expense and $4,964 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings, and (d) adds back the effect of $288,176 related to unrealized incentive income.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $36,977, (b) consolidated fund expenses of $7,063 (c) expenses incurred by the Intermediate Holding Companies of $670, (d) incentive income compensation expense related to unrealized incentive income of $156,166, (e) $8,919 of acquisition-related items, (f) $16,783 related to the Brookfield transaction, (g) $1,618 of net losses related to foreign-currency hedging activities, and (h) $4,964 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $10 in net gains related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

(6)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies interest income to interest expense, net.

	For the Six Months Ended June 30, 2018
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$363,511	$35,371	$398,882
Incentive income (1)	187,093	99,816	286,909
Realized investment income proceeds (2)	—	78,528	78,528
Total expenses (3)	(435,642)	(5,304)	(440,946)
Interest expense, net (4)	(76,048)	70,239	(5,809)
Investment income (2)	91,486	(91,486)	—
Other income (expense), net (5)	1,611	(6,030)	(4,419)
Other income of consolidated funds (6)	82,411	(82,411)	—
Income taxes	(11,264)	6,378	(4,886)
Net income attributable to non-controlling interests in consolidated funds	(3,365)	3,365	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(115,940)	115,940	—
Net income attributable to OCG Class A unitholders / Distributable earnings	$83,853	$224,406	$308,259

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $35,713 to management fees and $100 to incentive income, (c) for management fees, reclassifies $4,188 of net losses related to foreign-currency hedging activities from general and administrative expense and $6,673 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings, and (d) adds back the effect of $99,646 related to unrealized incentive income.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $29,701, (b) consolidated fund expenses of $8,199, (c) expenses incurred by the Intermediate Holding Companies of $745, (d) incentive income compensation expense related to unrealized incentive income of $51,393, (e) $1,260 of acquisition-related items, (f) $1,865 of net losses related to foreign-currency hedging activities, and (g) $6,673 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $540 in net losses related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of June 30, 2019
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$699,429	$—	$—	$699,429
U.S. Treasury and other securities	387,585	—	—	387,585
Corporate investments	1,803,617	—	(649,164)	1,154,453
Deferred tax assets	229,330	—	—	229,330
Operating lease assets	105,767	—	—	105,767
Receivables and other assets	663,568	—	(2,871)	660,697
Assets of consolidated funds	—	7,441,760	—	7,441,760
Total assets	$3,889,296	$7,441,760	$(652,035)	$10,679,021
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$395,339	$—	$1,010	$396,349
Due to affiliates	188,991	—	—	188,991
Debt obligations	746,210	—	—	746,210
Operating lease liabilities	135,093	—	—	135,093
Liabilities of consolidated funds	—	5,756,274	(84,552)	5,671,722
Total liabilities	1,465,633	5,756,274	(83,542)	7,138,365
Non-controlling redeemable interests in consolidated funds	—	—	1,116,993	1,116,993
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,000,340	269,352	(269,352)	1,000,340
Non-controlling interest in consolidated subsidiaries	1,022,739	299,141	(299,141)	1,022,739
Non-controlling interest in consolidated funds	—	1,116,993	(1,116,993)	—
Total capital	2,423,663	1,685,486	(1,685,486)	2,423,663
Total liabilities and capital	$3,889,296	$7,441,760	$(652,035)	$10,679,021

Corporate Investments

	As of
	June 30, 2019	March 31, 2019	June 30, 2018
	(in thousands)
Oaktree funds:
Credit	$1,014,918	$1,004,646	$925,539
Private Equity	283,377	239,285	299,961
Real Assets	366,615	307,128	189,109
Listed Equities	65,700	83,524	117,939
Non-Oaktree	65,618	80,446	62,037
Total corporate investments – Non-GAAP	1,796,228	1,715,029	1,594,585
Adjustments (1)	7,389	17,392	29,010
Total corporate investments – Oaktree and operating subsidiaries	1,803,617	1,732,421	1,623,595
Eliminations	(649,164)	(575,212)	(611,749)
Total corporate investments – Consolidated	$1,154,453	$1,157,209	$1,011,846

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of June 30, 2019, Oaktree and its operating subsidiaries had $1.1 billion of cash and U.S. Treasury and other securities, and $746 million in outstanding debt, which included no borrowings outstanding against its $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $1.8 billion as of June 30, 2019.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of June 30, 2019, corporate investments of $1.8 billion included unrealized investment income proceeds of $339 million, of which $116 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If cash flow from operations was insufficient to fund distributions, we may suspend paying such distributions.
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
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are discussed below.
Operating Activities
Operating activities used $986.1 million and $28.9 million of cash for the first six months of 2019 and 2018, respectively. These amounts principally reflected net income, net of non-cash adjustments, and net purchases of securities of the consolidated funds in each respective period.
Investing Activities
Investing activities provided $206.7 million and used $26.0 million of cash for the first six months of 2019 and 2018, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net proceeds of $158.9 million and net purchases of $96.0 million for the first six months of 2019 and 2018, respectively. Corporate investments in funds and companies of $98.7 million and $145.0 million for the first six months of 2019 and 2018, respectively, consisted of the following:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Funds	$384,313	$269,086
Eliminated in consolidation	(285,606)	(124,045)
Total investments	$98,707	$145,041

Distributions and proceeds from corporate investments in funds and companies of $150.8 million and $216.5 million for the first six months of 2019 and 2018, respectively, consisted of the following:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Funds	$380,337	$265,898
Eliminated in consolidation	(229,555)	(49,442)
Total proceeds	$150,782	$216,456

Purchases of fixed assets were $4.3 million and $1.4 million for the first six months of 2019 and 2018, respectively.
Financing Activities
Financing activities provided $1,132.8 million and used $45.1 million of cash for the first six months of 2019 and 2018, respectively, and included: (a) net contributions from non-controlling interests in consolidated funds of $44.1 million and net distributions to non-controlling interests in consolidated funds $90.6 million; (b) distributions to unitholders of $308.6 million and $287.0 million; (c) net unit purchases of $10.0 million and $10.6 million; (d) proceeds from CLO debt obligations of $1,867.5 million and $633.1 million and repayments of $500.8 million and $457.0 million, and (e) payments of debt issuance costs of $1.9 million and $4.0 million. Additionally, the first six months of 2019 included borrowings of $416.8 million and repayments of $372.0 million related to consolidated funds.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our preferred unitholders in accordance with their contractual terms and, subject to the terms of the definitive merger agreement entered into between OCG and Brookfield on March 13, 2019 (which imposes limitations on our ability to make distributions to Class A unitholders prior to the closing of the transactions contemplated by the merger agreement), to our Class A unitholders pursuant to our distribution policy for our common units as described in our annual report. In the future, we may also issue additional units or debt and other equity securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our Class A units or preferred units in open market or privately negotiated purchases or otherwise, redeem our Class A units or preferred units pursuant to the terms of their respective governing documents, or repurchase OCGH units. Our board of directors has authorized our executive committee to make decisions in its discretion to repurchase our Class A units, from time to time, on an opportunistic basis.
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
Debt Financings
In March 2018, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Third Amendment, the “Credit Agreement”). The Credit Agreement consists of a $150 million fully-funded term loan, and a $500 million revolving credit facility (the “Revolver”). The Fourth Amendment extended the maturity date of the Credit Agreement from March 31, 2021 to March 29, 2023, at which time the entire remaining principal balance of $150 million will be due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fourth Amendment also favorably updated the commitment fee in the corporate ratings-based pricing grid, increased the maximum leverage ratio and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.10% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fourth Amendment) covenants regarding a maximum leverage ratio of 3.50-to-1.00 and a minimum required level of assets under management (as defined in the credit agreement). As of June 30, 2019, we had no outstanding borrowings under our $500 million revolving credit facility.
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
Assuming no further material changes in the relevant tax law and that Oaktree earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of June 30, 2019, future payments of this nature were estimated to aggregate $13.4 million over the period ending approximately in 2029 with respect to the 2007 private offering, $32.4 million over the period ending approximately in 2034 with respect to the initial public offering, $45.6 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $34.6 million over the period ending approximately in 2036 with respect to the public offering in March 2014, $29.4 million over the period ending approximately in 2037 with respect to the public offering in

March 2015, and $32.3 million over the period ending approximately in 2040 with respect to the public offering in February 2018. Future estimated payments to OCGH unitholders under the tax receivable agreement are subject to increase in the event of additional exchanges of OCGH units.
We did not make any payments under the tax receivable agreement during the six months ended June 30, 2019.
Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As ofJune 30, 2019, we were required to maintain approximately $166.7 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of June 30, 2019:

	Remainder of 2019	2020-2021	2022-2023	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$9,854	$36,840	$34,135	$86,424	$167,253
Debt obligations payable (2)	—	—	150,000	600,000	750,000
Interest obligations on debt (3)	14,211	53,099	46,630	148,719	262,659
Tax receivable agreement	14,363	31,070	32,342	110,097	187,872
Contingent consideration (4)	8,740	—	—	—	8,740
Commitments to Oaktree and third-party funds (5)	370,478	—	—	—	370,478
Subtotal	417,646	121,009	263,107	945,240	1,747,002
Consolidated Funds:
Debt obligations payable (2)	—	—	—	914,499	914,499
Interest obligations on debt (3)	16,164	64,654	64,654	151,279	296,751
Debt obligations of CLOs (2)	132,966	—	—	4,222,587	4,355,553
Interest on debt obligations of CLOs (3)	56,133	222,256	222,256	598,109	1,098,754
Commitments to fund investments (6)	38,977	—	—	—	38,977
Total	$661,886	$407,919	$550,017	$6,831,714	$8,451,536

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

(4)
This represents the undiscounted contingent consideration obligation as of June 30, 2019. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2019 column. Please see note 17 to our condensed consolidated financial statements for more information.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of June 30, 2019.
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
The table below summarizes the fair value of the investments and other financial instruments held by our consolidated funds by fund structure and fair-value hierarchy levels and the debt obligations of our CLOs for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of June 30, 2019	Level I	Level II	Level III	Total

Closed-end funds	$—	$5,643,727	$101,368	$5,745,095
Open-end funds	330	978,025	25,867	1,004,222
Evergreen funds	3,110	89,816	99,454	192,380
Total	$3,440	$6,711,568	$226,689	$6,941,697

CLO debt obligations	$—	$(4,312,023)	$—	$(4,312,023)

As of December 31, 2018	Level I	Level II	Level III	Total

Closed-end funds	$—	$5,331,300	$93,428	$5,424,728
Open-end funds	1,386	790,203	183,965	975,554
Evergreen funds	21,311	60,475	48,529	130,315
Total	$22,697	$6,181,978	$325,922	$6,530,597

CLO debt obligations	$—	$(4,127,994)	$—	$(4,127,994)

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of June 30, 2019, we had investments, at fair value of $6.9 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $694.0 million. Of this decline, approximately $228.6 million would impact net income and $108.3 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the six months ended June 30, 2019 and 2018, NAV-based management fees represented approximately 36% and 37%, respectively, of total management fees. Based on investments held as of June 30, 2019, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.3 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of June 30, 2019, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $357.0 million decrease in the amount of investment income. The estimated decline of $357.0 million is greater than 10% of the June 30, 2019 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the six months ended June 30, 2019, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $4.8 million;

•	our operating expenses would have increased by $8.9 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $2.2 million; and

•	our income tax expense would have decreased by $0.5 million.
These movements would have decreased our net income attributable to OCG Class A unitholders by $1.4 million.
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
Interest-rate Risk
As of June 30, 2019, Oaktree and its operating subsidiaries had $746.2 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of June 30, 2019, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $1.1 billion of aggregate cash and U.S. Treasury and other securities as of June 30, 2019, we estimate that Oaktree and its operating subsidiaries would generate an additional $10.9 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of June 30, 2019, the consolidated funds had $5.2 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $52.0 million in the event interest rates were to increase by 100 basis points.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see the information under “Risk Factors” in our annual report. There have been no material changes to the risk factors as disclosed in our annual report. Please also see the information under “Risk Factors” in the consent solicitation statement/prospectus that forms part of the Registration Statement on Form F-4 (No. 333-231335) filed with the SEC by Brookfield in connection with the proposed Brookfield merger.
The risks described in our annual report and in the consent solicitation/prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued.  Accordingly, we issued 300,000 Class B units to OCGH on April 12, 2019 and 119,422 Class B units to OCGH on April 15, 2019, which, in the aggregate, corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of June 30, 2019
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
Credit	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)(13)	TBD	—	$8,872	35%	13%	$(61)	$—	$1,120	$1,160	$—	$—	$1,249	nm	nm	1.0x
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	86	86	1,109	614	3,576	2,936	72	142	3,049	22.3%	13.5%	1.4
Oaktree Opportunities Fund IX	Jan. 2014	Jan. 2017	5,066	nm	100	1,002	2,178	3,890	3,573	—	—	5,089	6.4	4.0	1.3
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	996	2,669	1,018	1,200	52	—	1,392	8.9	6.1	1.5
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	616	1,660	67	65	16	2	—	13.5	11.1	1.6
Oaktree Opportunities Fund VIII	Oct. 2009	Oct. 2012	4,507	nm	100	2,559	6,771	295	368	438	60	—	12.8	9.0	1.7
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	9,041	18,581	304	—	1,696	60	—	21.8	16.5	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,488	4,907	179	—	87	—	377	10.2	7.4	1.5
Legacy funds (8)	Various	Various	12,748	nm	100	10,773	23,500	22	—	1,626	—	—	23.6	18.5	1.8
													21.9%	16.0%
Private/Alternative Credit
Oaktree European Capital Solutions Fund (7)(9)(10)	Dec. 2015	Dec. 2018	€703	97%	90%	€84	€251	€468	€414	€5	€7	€431	14.8%	10.1%	1.2x
Oaktree European Dislocation Fund (10)	Oct. 2013	Oct. 2016	€294	nm	62	€39	€203	€18	€17	€3	€3	€—	18.7	13.2	1.3
Special Account E (10)	Oct. 2013	Apr. 2015	€379	nm	69	€64	€321	€4	€3	€9	€1	€—	14.2	11.0	1.3
													15.2%	10.8%

Oaktree Mezzanine Fund IV (9)	Oct. 2014	Oct. 2019	$852	88%	83%	$147	$339	$512	$505	$6	$13	$494	11.3%	8.3%	1.2x
Oaktree Mezzanine Fund III (11)	Dec. 2009	Dec. 2014	1,592	nm	89	481	1,837	67	51	34	17	—	15.4	10.4 / 9.4	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	494	1,694	51	—	—	—	136	10.9	7.4	1.6
OCM Mezzanine Fund (12)	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.0%	8.7%
Emerging Markets Debt
Special Account H	TBD	—	$351	37%	37%	$8	$—	$139	$134	$—	$1	$135	nm	nm	1.1x
Oaktree Emerging Markets Opportunities Fund II (13)	TBD	—	344	27	27	4	—	96	87	—	—	95	nm	nm	1.1
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2017	384	nm	78	134	341	91	70	9	15	37	16.4%	11.3%	1.5
Special Account F	Jan. 2014	Sep. 2017	253	nm	96	87	275	54	54	7	10	19	16.0	11.5	1.4
													16.3%	11.4%
Private Equity
Corporate Private Equity
Oaktree European Principal Fund IV (7)(10)(13)	Jul. 2017	Jul. 2022	€1,119	100%	97%	€248	€110	€1,222	€1,096	€—	€48	€1,073	nm	nm	1.3x
Oaktree European Principal Fund III (10)	Nov. 2011	Nov. 2016	€3,164	nm	87	€2,532	€2,391	€2,891	€2,542	€154	€340	€1,692	17.6%	12.1%	2.1
OCM European Principal Opportunities Fund II (10)	Dec. 2007	Dec. 2012	€1,759	nm	100	€205	€1,913	€22	€—	€29	€—	€754	6.7	2.2	1.3
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.1%	8.6%

			As of June 30, 2019
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)

Oaktree Power Opportunities Fund V	Apr. 2019	Apr. 2024	$1,400	12%	10%	$(11)	$—	$125	$1,390	$—	$—	$141	nm	nm	1.0x
Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	1,106	94	94	111	1	1,154	1,078	—	—	1,227	8.3%	4.9%	1.2
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	69	472	980	228	360	50	40	—	20.0	12.7	1.8
Legacy funds (8)	Various	Various	1,470	nm	63	1,688	2,615	(3)	—	123	—	—	35.1	27.4	2.8
													34.2%	25.7%
Special Situations
Oaktree Special Situations Fund II (7)	TBD	—	$1,877	14%	2%	$6	$4	$46	$173	$—	$—	$42	nm	nm	1.x
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	1,377	100	83	141	175	1,110	1,089	—	4	1,125	14.1%	7.8%	1.2x
Other funds:
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	$2,827	nm	91%	$437	$1,760	$1,263	$1,258	$50	$—	$2,264	6.7%	2.8%	1.3x
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	156	423	193	235	21	—	289	8.8	5.4	1.5
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	2,887	6,166	49	—	554	9	—	12.2	8.8	2.0
Legacy funds (8)	Various	Various	3,701	nm	100	2,718	6,404	15	—	407	—	—	14.4	11.1	1.8
													12.8%	9.0%
Real Assets
Real Estate
Oaktree Real Estate Opportunities Fund VII (13)(14)	Jan. 2016	Jan. 2020	$2,921	86%	86%	$632	$250	$2,903	$2,754	$—	$122	$2,393	nm	nm	1.3x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,440	2,836	1,281	1,061	90	188	846	14.6%	9.7%	1.7
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	974	2,106	151	95	157	29	—	16.9	12.5	1.9
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	207	435	36	—	17	4	—	14.7	12.7	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	391	797	44	—	65	9	—	15.7	10.6	2.0
Legacy funds (8)	Various	Various	2,341	nm	99	2,010	4,326	—	—	232	—	—	15.2	11.9	1.9
													15.5%	11.9%

Oaktree Real Estate Debt Fund II (9)(13)	Mar. 2017	Mar. 2020	$2,087	69%	39%	$83	$84	$813	$1,395	$—	$12	$770	nm	nm	1.1x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	83	206	909	221	299	12	17	91	18.8%	14.0%	1.3
Oaktree PPIP Fund (15)	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2	n/a	1.4

Special Account G (Real Estate Income) (9)(13)	Oct. 2016	Oct. 2020	$615	99%	99%	$136	$91	$653	$574	$—	$26	$600	nm	nm	1.3x

Infrastructure
Oaktree Transportation Infrastructure Fund	Dec. 2018	Dec. 2023	$1,097	19%	19%	$(11)	$—	$202	$837	$—	$—	$221	nm	nm	1.0x
Highstar III Successor Funds (13)	—	—	1,016	86	86	(5)	—	864	880	—	—	1,584	nm	nm	1.0
Highstar Capital IV (16)	Nov. 2010	Nov. 2016	2,000	nm	100	(25)	1,512	870	1,155	—	—	1,613	4.0%	0.1%	1.1
									29,472	(10)	1,234	(10)
							Other (17)		8,400		9
							Total (18)		$37,872		$1,243

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings outstanding under a fund-level credit facility (if any), where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended June 30, 2019 was $3.8 billion.

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

(9)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of June 30, 2019 management fee-generating AUM included only that portion of committed capital that had been drawn.

(10)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the June 30, 2019 spot rate of $1.14.

(11)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 9.4%. The combined net IRR for Class A and Class B interests was 9.9%.

(12)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(13)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through June 30, 2019 was less than 36 months.

(14)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(15)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of June 30, 2019, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(17)	This includes our closed-end Senior Loan funds, CLOs, a non-Oaktree fund and certain separate accounts and co-investments.

(18)
The total excludes one closed-end fund with management fee-generating AUM of $93 million as of June 30, 2019, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of June 30, 2019	Twelve Months Ended June 30, 2019			Since Inception through June 30, 2019
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)
Credit
High Yield Bonds
U.S. High Yield Bonds	1986	$11,495	6.6%	6.1%	7.1%	9.0%	8.5%	8.2%	0.78	0.57
Global High Yield Bonds	2010	3,114	6.6	6.1	7.6	6.8	6.3	6.7	1.05	1.06
European High Yield Bonds	1999	448	10.0	9.4	8.1	8.0	7.4	6.3	0.73	0.47

Convertibles
U.S. Convertibles	1987	308	3.7	3.2	7.9	9.2	8.6	8.3	0.49	0.39
Non-U.S. Convertibles	1994	614	1.7	1.2	2.9	7.9	7.4	5.3	0.75	0.39
High Income Convertibles	1989	1,055	4.5	3.9	7.2	10.9	10.1	8.0	1.05	0.61

Senior Loans
U.S. Senior Loans	2008	639	4.1	3.6	4.1	5.8	5.3	5.1	1.07	0.65
European Senior Loans	2009	1,125	3.6	3.1	2.7	7.0	6.5	7.6	1.62	1.61

Multi-Strategy Credit
Multi-Strategy Credit (2)	Various	2,810	nm	nm	nm	nm	nm	nm	nm	nm

Listed Equities
Emerging Markets Equities
Emerging Markets Equities	2011	5,498	8.7	7.8	1.2	2.9	2.0	1.4	0.13	0.05
Total		$27,106

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)	Includes Global Credit Fund and individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).

Evergreen Funds

		As of June 30, 2019			Twelve Months Ended June 30, 2019		Since Inception through June 30, 2019
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception				Rates of Return (1)		Annualized Rates of Return (1)
					Gross	Net	Gross	Net
		(in millions)
Credit
Private/Alternative Credit
Strategic Credit (2).	2012	$5,538	$5,222	$11	4.9%	3.6%	9.0%	6.6%

Distressed Debt
Value Opportunities	2007	1,038	962	7	7.3	4.6	9.7	6.0

Emerging Markets Debt
Emerging Markets Debt (3)	2015	1,314	871	6	10.6	8.0	13.4	10.3

Listed Equities
Value/Other Equities
Value Equities (4)	2012	542	517	8	12.8	8.9	19.1	13.8
			7,572	32
Other (5)			878	16
Restructured funds			—	4
Total (2)			$8,450	$52

(1)	Returns represent time-weighted rates of return.
(2)    Includes our publicly-traded BDCs and one closed-end fund with $65 million and $93 million of AUM and management fee-generating AUM, respectively. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude our publicly-traded BDCs.
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
Date: August 8, 2019

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