Form 10-Q
period 2019-09-30
Oaktree Capital Group, LLC
filed 2019-11-07
CIK 1403528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
or
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
area code, of registrant’s principal executive offices)
_______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A units representing limited liability company interests	N/A	New York Stock Exchange
6.625% Series A preferred units	OAK-A	New York Stock Exchange
6.550% Series B preferred units	OAK-B	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 1, 2019, there were 97,967,255 Class A units and 62,163,389 Class B units of the registrant outstanding.

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
In addition to factors previously disclosed in Oaktree Capital Group, LLC’s (“OCG”) reports filed with securities regulators in the United States and those identified elsewhere in this quarterly report, the following factors, among others, could cause actual results to differ materially from forward-looking statements and information or historical performance: the outcome of any legal proceedings that may be instituted against OCG or its unitholders or directors in connection with the merger between an affiliate of Brookfield Asset Management Inc. and OCG that closed on September 30, 2019; business disruptions resulting from the completion of the merger that will harm OCG’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the completion of the merger; certain legal or regulatory restrictions resulting from the completion of the merger that may impact OCG’s ability to pursue certain business opportunities or strategic transactions; the ability of OCG to retain and hire key personnel; the continued availability of capital and financing following the merger; the business, economic and political conditions in the markets in which OCG operates; changes in OCG’s anticipated revenue and income, which are inherently volatile; changes in the value of OCG’s investments; the pace of OCG’s raising of new funds; changes in assets under management; the timing and receipt of, and impact of taxes on, carried interest; distributions from and liquidation of OCG’s existing funds; the amount and timing of distributions on OCG’s preferred units; changes in OCG’s operating or other expenses; the degree to which OCG encounters competition; and general political, economic and market conditions.
Any forward-looking statements and information speak only as of the date of this quarterly report or as of the date they were made, and except as required by law, OCG does not undertake any obligation to update forward-looking statements and information. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in OCG’s most recent report on Form 10-K for the year ended December 31, 2018, and in each case any material updates to these factors contained in any of OCG’s future filings.
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
“assets under management,” or “AUM,” generally refers to the assets we manage and equals the NAV (as defined below) of the assets we manage, the leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments, investment proceeds held in trust for use in investment activities and our pro-rata portion of AUM managed by DoubleLine (as defined below) in which we hold a minority ownership interest. For our collateralized loan obligation vehicles (“CLOs”), AUM represents the aggregate par value of collateral assets and principal cash, for our publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash, for our special purpose acquisition companies, the proceeds of any initial public offering held in trust for use in a business combination, and for DoubleLine funds, NAV. Our AUM amounts include AUM for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds, accounts or companies that we manage or sponsor. Our calculation of AUM and the two AUM-related metrics described below may not be directly comparable to the AUM metrics of other investment managers.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

1

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Financial Condition (Unaudited)
($ in thousands)

	As of
	September 30, 2019	December 31, 2018
Assets
Cash and cash-equivalents	$356,431	$460,937
U.S. Treasury and other securities	24,025	546,531
Corporate investments (includes $50,461 and $74,899 measured at fair value as of September 30, 2019 and December 31, 2018, respectively)	1,141,232	1,209,764
Due from affiliates	152,232	442,912
Deferred tax assets	441,322	229,100
Operating lease assets	102,608	—
Other assets	523,816	533,044
Assets of consolidated funds:
Cash and cash-equivalents	615,567	370,790
Investments, at fair value	8,266,799	6,531,385
Dividends and interest receivable	29,206	26,792
Due from brokers	123	11,599
Receivable for securities sold	75,928	65,884
Other assets	9,906	3,440
Total assets	$11,739,195	$10,432,178
Liabilities and Unitholders’ Capital
Liabilities:
Accrued compensation expense	$245,178	$437,966
Accounts payable, accrued expenses and other liabilities	156,698	128,729
Due to affiliates	179,478	188,367
Debt obligations	746,343	745,945
Operating lease liabilities	131,282	—
Liabilities of consolidated funds:
Accounts payable, accrued expenses and other liabilities	76,378	31,643
Payables for securities purchased	467,389	450,172
Securities sold short, at fair value	—	2,609
Distributions payable	233	4,885
Borrowings under credit facilities	971,854	864,529
Debt obligations of CLOs	5,553,144	4,127,994
Total liabilities	8,527,977	6,982,839
Commitments and contingencies (Note 17)
Non-controlling redeemable interests in consolidated funds	1,081,462	961,622
Unitholders’ capital:
Series A preferred units, 7,200,000 units issued and outstanding as of September 30, 2019 and December 31, 2018	173,669	173,669
Series B preferred units, 9,400,000 units issued and outstanding as of September 30, 2019 and December 31, 2018	226,915	226,915
Class A units, no par value, unlimited units authorized, 97,967,255 and 71,661,623 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Class B units, no par value, unlimited units authorized, 62,145,608 and 85,471,937 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Paid-in capital	1,166,609	893,043
Retained earnings	—	100,683
Accumulated other comprehensive income	(1,522)	1,053
Unitholders’ capital attributable to Oaktree Capital Group, LLC	1,565,671	1,395,363
Non-controlling interests in consolidated subsidiaries	564,085	1,092,354
Total unitholders’ capital	2,129,756	2,487,717
Total liabilities and unitholders’ capital	$11,739,195	$10,432,178
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Management fees	$179,761	$175,195	$524,798	$538,706
Incentive income	25,429	66,032	260,290	253,125
Total revenues	205,190	241,227	785,088	791,831
Expenses:
Compensation and benefits	(111,281)	(101,787)	(334,919)	(315,614)
Equity-based compensation	(22,779)	(14,747)	(59,756)	(44,614)
Incentive income compensation	(11,427)	(27,294)	(136,849)	(127,327)
Total compensation and benefits expense	(145,487)	(143,828)	(531,524)	(487,555)
General and administrative	(86,851)	(38,051)	(184,592)	(110,459)
Depreciation and amortization	(6,602)	(6,459)	(19,732)	(19,412)
Consolidated fund expenses	(6,540)	(2,829)	(12,994)	(9,383)
Total expenses	(245,480)	(191,167)	(748,842)	(626,809)
Other income (loss):
Interest expense	(59,883)	(39,456)	(149,643)	(115,504)
Interest and dividend income	101,882	74,490	278,782	205,089
Net realized gain (loss) on consolidated funds’ investments	(3,664)	(9,812)	(9,036)	(12,509)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(40,964)	10,552	17,967	(34,939)
Investment income	26,819	58,196	121,804	149,682
Other income, net	—	5,629	58	7,240
Total other income	24,190	99,599	259,932	199,059
Income (loss) before income taxes	(16,100)	149,659	296,178	364,081
Income taxes	(4,798)	(6,568)	(11,148)	(17,832)
Net income (loss)	(20,898)	143,091	285,030	346,249
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	4,208	(14,427)	(82,234)	(17,792)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	6,871	(72,005)	(109,259)	(187,945)
Net income (loss) attributable to Oaktree Capital Group, LLC	(9,819)	56,659	93,537	140,512
Net income attributable to preferred unitholders	(6,829)	(3,909)	(20,487)	(3,909)
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders	$(16,648)	$52,750	$73,050	$136,603

Distributions declared per Class A unit	$3.13	$0.55	$4.93	$2.27
Net income per Class A unit (basic and diluted):
Net income per Class A unit	$(0.22)	$0.74	$0.99	$1.95
Weighted average number of Class A units outstanding	75,995	71,369	74,005	70,167

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income (loss)	$(20,898)	$143,091	$285,030	$346,249
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,780)	773	(2,411)	683
Other comprehensive income (loss), net of tax	(5,780)	773	(2,411)	683
Total comprehensive income	(26,678)	143,864	282,619	346,932
Less:
Comprehensive (income) loss attributable to non-controlling interests in consolidated funds	4,208	(14,427)	(82,234)	(17,792)
Comprehensive (income) loss attributable to non-controlling interests in consolidated subsidiaries	8,725	(72,434)	(109,423)	(188,307)
Comprehensive income attributable to OCG	(13,745)	57,003	90,962	140,833
Comprehensive income attributable to preferred unitholders	(6,829)	(3,909)	(20,487)	(3,909)
Comprehensive income (loss) attributable to OCG Class A unitholders	$(20,574)	$53,094	$70,475	$136,924

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$285,030	$346,249
Adjustments to reconcile net income to net cash used in operating activities:
Adoption of revenue recognition standard	—	48,709
Investment income	(121,804)	(149,682)
Depreciation and amortization	19,732	19,412
Equity-based compensation	59,756	44,614
Net realized and unrealized (gain) loss from consolidated funds’ investments	(8,931)	47,448
Amortization (accretion) of original issue and market discount of consolidated funds’ investments, net	(4,305)	(3,488)
Income distributions from corporate investments in funds and companies	123,911	177,864
Other non-cash items	3,295	1,468
Cash flows due to changes in operating assets and liabilities:
(Increase) decrease in other assets	(3,883)	28,353
Decrease in net due from affiliates	281,791	53,430
Decrease in accrued compensation expense	(191,859)	(47,365)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	65,325	(14,873)
Cash flows due to changes in operating assets and liabilities of consolidated funds:
Increase in dividends and interest receivable	(8,437)	(2,030)
Decrease in due from brokers	11,476	37,010
(Increase) decrease in receivables for securities sold	(27,609)	72,118
Increase in other assets	(7,074)	(724)
Increase in accounts payable, accrued expenses and other liabilities	26,111	9,619
Increase (decrease) in payables for securities purchased	123,853	(212,499)
Purchases of securities	(5,571,689)	(3,443,337)
Proceeds from maturities and sales of securities	2,149,132	2,849,135
Net cash used in operating activities	(2,796,179)	(138,569)
Cash flows from investing activities:
Purchases of U.S. Treasury and other securities	(602,600)	(791,401)
Proceeds from maturities and sales of U.S. Treasury and other securities	1,124,951	498,104
Corporate investments in funds and companies	(254,478)	(212,427)
Distributions and proceeds from corporate investments in funds and companies	373,916	245,801
Purchases of fixed assets	(6,366)	(3,527)
Net cash provided by (used in) investing activities	635,423	(263,450)

(continued)

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) — (Continued)
(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from financing activities:
Net proceeds from issuance of Class A units	$—	$219,750
Purchase of OCGH units	—	(219,525)
Repurchase and cancellation of units	(12,191)	(12,195)
Distributions to Class A unitholders	(436,494)	(160,883)
Distributions to preferred unitholders	(20,487)	(3,909)
Distributions to OCGH unitholders	(358,455)	(218,575)
Distributions to non-controlling interests	(3,421)	(3,700)
Net proceeds from issuance of preferred units	—	400,584
Payment of debt issuance costs	—	(2,235)
Cash flows from financing activities of consolidated funds:
Contributions from non-controlling interests	519,684	107,962
Distributions to non-controlling interests	(107,071)	(236,929)
Proceeds from debt obligations issued by CLOs	3,892,380	1,170,317
Payment of debt issuance costs	(3,070)	(1,771)
Repayment on debt obligations issued by CLOs	(1,188,452)	(729,458)
Borrowings on credit facilities	505,521	—
Repayments on credit facilities	(372,000)	—
Net cash provided by financing activities	2,415,944	309,433
Effect of exchange rate changes on cash	(12,078)	1,497
Net increase (decrease) in cash and cash-equivalents	243,110	(91,089)
Deconsolidation of funds	(102,839)	(12,315)
Cash and cash-equivalents, beginning balance	831,727	959,465
Cash and cash-equivalents, ending balance	$971,998	$856,061

Reconciliation of cash and cash-equivalents
Cash and cash-equivalents – Oaktree	$356,431	$543,229
Cash and cash-equivalents – Consolidated Funds	615,567	312,832
Total cash and cash-equivalents	$971,998	$856,061

Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited) (in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2019	75,649	84,001	$173,669	$226,915	$937,880	$60,056	$2,404	$1,022,739	$2,423,663
Activity for the three months ended:
Issuance of units	25,529	3,675	—	—	—	—	—	—	—
Cancellation of units	(3,122)	(200)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(89)	(25,330)	—	—	(941)	—	—	(1,298)	(2,239)
Deferred tax effect resulting from the purchase of units in connection with the Merger	—	—	—	—	212,017	—	—	—	212,017
Equity reallocation between controlling and non-controlling interests	—	—	—	—	267,715	—	—	(267,715)	—
Capital increase related to equity-based compensation	—	—	—	—	12,699	—	—	13,981	26,680
Distributions declared	—	—	(2,981)	(3,848)	(262,761)	(43,408)	—	(194,897)	(507,895)
Net income	—	—	2,981	3,848	—	(16,648)	—	(6,871)	(16,690)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(3,926)	(1,854)	(5,780)
Unitholders’ capital as of September 30, 2019	97,967	62,146	$173,669	$226,915	$1,166,609	$—	$(1,522)	$564,085	$2,129,756

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2018	71,662	85,472	$173,669	$226,915	$893,043	$100,683	$1,053	$1,092,354	$2,487,717
Activity for the nine months ended:
Issuance of units	29,713	5,113	—	—	—	—	—	—	—
Cancellation of units	(3,149)	(3,036)	—	—	—	—	—	—	—
Repurchase and cancellation of units	(259)	(25,403)	—	—	(8,378)	—	—	(3,813)	(12,191)
Deferred tax effect resulting from the purchase of units in connection with the Merger	—	—	—	—	212,017	—	—	—	212,017
Equity reallocation between controlling and non-controlling interests	—	—	—	—	304,280	—	—	(304,280)	—
Capital increase related to equity-based compensation	—	—	—	—	28,408	—	—	32,277	60,685
Distributions declared	—	—	(8,943)	(11,544)	(262,761)	(173,733)	—	(361,876)	(818,857)
Net income	—	—	8,943	11,544	—	73,050	—	109,259	202,796
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,575)	164	(2,411)
Unitholders’ capital as of September 30, 2019	97,967	62,146	$173,669	$226,915	$1,166,609	$—	$(1,522)	$564,085	$2,129,756
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC Condensed Consolidated Statements of Changes in Unitholders’ Capital (Unaudited) (in thousands)

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

Unitholders’ capital as of June 30, 2018	71,175	86,007	$173,669	$—	$871,776	$62,579	$420	$1,035,253	$6,719	$2,150,416
Activity for the three months ended:
Issuance of units	384	68	—	226,915	—	—	—	—	—	226,915
Cancellation of units	(27)	(428)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(21)	(21)	—	—	(962)	—	—	(400)	—	(1,362)
Purchase of non-controlling interests in subsidiary	—	—	—	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	—	—	4,514	—	—	(4,514)	—	—
Capital increase related to equity-based compensation	—	—	—	—	6,654	—	—	7,997	—	14,651
Distributions declared	—	—	(3,909)	—	—	(39,126)	—	(54,456)		(97,491)
Net income	—	—	3,909	—	—	52,750	—	72,005	237	128,901
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	344	429	—	773
Unitholders’ capital as of September 30, 2018	71,511	85,626	$173,669	$226,915	$881,982	$76,203	$764	$1,056,314	$6,956	$2,422,803

	Oaktree Capital Group, LLC							Non-controlling Interests in Consolidated Subsidiaries	Non-controlling Interests in Consolidated Funds	Total Unitholders’ Capital
	Class A Units	Class B Units	Series A Preferred Units	Series B Preferred Units	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Unitholders’ capital as of December 31, 2017	65,310	90,976	$—	$—	$788,413	$80,128	$443	$1,121,237	$30,396	$2,020,617
Activity for the nine months ended:
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	—	—	20,355	—	28,354	—	48,709
Issuance of units	6,534	182	173,669	226,915	219,750	—	—	—	—	620,334
Cancellation of units	(112)	(428)	—	—	—	—	—	—	—	—
Repurchase and cancellation of units	(221)	(5,104)	—	—	(228,469)	—	—	(3,251)	—	(231,720)
Purchase of non-controlling interests in subsidiary	—	—	—	—	(1,320)	—	—	(1,596)	—	(2,916)
Deferred tax effect resulting from the purchase of OCGH units	—	—	—	—	6,051	—	—	—	—	6,051
Equity reallocation between controlling and non-controlling interests	—	—	—	—	78,269	—	—	(78,269)	—	—
Capital increase related to equity-based compensation	—	—	—	—	19,288	—	—	23,807	—	43,095
Distributions declared	—	—	(3,909)	—	—	(160,883)	—	(222,275)	(22,833)	(409,900)
Net income	—	—	3,909	—	—	136,603	—	187,945	(607)	327,850
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	321	362	—	683
Unitholders’ capital as of September 30, 2018	71,511	85,626	$173,669	$226,915	$881,982	$76,203	$764	$1,056,314	$6,956	$2,422,803
Please see accompanying notes to condensed consolidated financial statements.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019
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
Oaktree Capital Group, LLC is a Delaware limited liability company that was formed on April 13, 2007. The Company is owned by its Class A and Class B unitholders and its preferred unitholders. As of September 30, 2019, Oaktree Capital Group Holdings GP, LLC acts as the Company’s manager and is the general partner of Oaktree Capital Group Holdings, L.P. (“OCGH”), which owns 100% of the Company’s outstanding Class B units. OCGH is owned by the Company’s senior executives, current and former employees and certain other investors (collectively, the “OCGH unitholders”). The Company’s operations are conducted through a group of operating entities collectively referred to as the “Oaktree Operating Group.” OCGH has a direct economic interest in the Oaktree Operating Group and the Company has an indirect economic interest in the Oaktree Operating Group. The interests in the Oaktree Operating Group are referred to as the “Oaktree Operating Group units.” An Oaktree Operating Group unit is not a separate legal interest but represents one limited partnership interest in each of the Oaktree Operating Group entities. Class A units are entitled to one vote per unit. Class B units are entitled to ten votes per unit and do not represent an economic interest in the Company. The number of Class B units held by OCGH increases or decreases in response to corresponding changes in OCGH’s economic interest in the Oaktree Operating Group; consequently, the OCGH unitholders’ economic interest in the Oaktree Operating Group is reflected within non-controlling interests in consolidated subsidiaries in the accompanying condensed consolidated financial statements.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

Brookfield Merger
On March 13, 2019, Oaktree, Brookfield Asset Management Inc., a corporation incorporated under the laws of the Province of Ontario (“Brookfield”), Berlin Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”) and a wholly-owned subsidiary of Brookfield, Oslo Holdings LLC, a Delaware limited liability company (“SellerCo”) and a wholly-owned subsidiary of OCGH, and Oslo Holdings Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Oaktree (“Seller MergerCo”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Brookfield would acquire 61.2% of Oaktree’s business in a stock and cash transaction. Pursuant to the terms and conditions set forth in the Merger Agreement, on September 30, 2019, (i) Merger Sub merged with and into Oaktree (the “Merger”), with Oaktree continuing as the surviving entity, and (ii) immediately following the Merger, SellerCo merged with and into Seller MergerCo (the “Subsequent Merger” and together with the Merger, the “Mergers”), with Seller MergerCo continuing as the surviving entity. Following the closing of the Mergers on September 30, 2019, the remaining 38.8% of the business continues to be owned by OCGH, whose unitholders consist primarily of Oaktree’s founders and certain other members of management and current and former employees.
At the effective time of the Merger (the “Effective Time”) on September 30, 2019, each Class A Unit of Oaktree (“Class A Unit”) (other than unvested Class A Units), issued and outstanding immediately prior to the Effective Time, at the election (or deemed election) of the holder, was converted (subject to pro-rations as described below) into the right to receive either $49.00 in cash (the “Cash Consideration”) or 1.0770 Class A Limited Voting Shares of Brookfield (“Brookfield Class A Shares”), together with any dividends or distributions thereon payable in accordance with the Merger Agreement (the “Share Consideration” and together with the Cash Consideration, the “Merger Consideration”), without interest. Oaktree Class A unitholders’ and OCGH unitholders’ elections were made on a per unit basis and subject to pro-ration such that the total consideration paid by Brookfield was 50% cash and 50% Brookfield Class A Shares. At the effective time of the Subsequent Merger (the “Subsequent Effective Time”) on September 30, 2019, each unit of equity interest in SellerCo (a “SellerCo Unit”), at the election (or deemed election) of the holder, was converted into the right to receive either Cash Consideration or Share Consideration. Based on the elections made (or deemed to have been made), the Share Consideration was oversubscribed and former holders of Class A Units and participating OCGH units who elected (or were deemed to have elected) to receive Share Consideration with respect to all or a portion of their units instead received approximately 0.6173 Limited Voting Shares of Brookfield and $20.92 in cash with respect to each such unit.
The aggregate amount of cash payable to Oaktree Class A unitholders and OCGH unitholders in the transaction was approximately $2.4 billion and approximately 52.8 million Brookfield Class A shares were issued in the Mergers. In connection with the closing of the Merger, Oaktree Class A units were delisted from the New York Stock Exchange.
At the Effective Time, each unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries was converted into one unvested OCGH Unit (each, a “Converted Class A Unit”) and will thereafter be subject to the terms and conditions of the OCGH limited partnership agreement. The Converted Class A Units will (i) be subject to the same vesting terms that were applicable to such units prior to the Effective Time, (ii) be entitled to receive ongoing distributions in respect of earnings, but not capital distributions and (iii) upon vesting, receive the accumulated value of capital distributions that accrued while such units were unvested. No unvested Class A Units or Converted Class A Units vested in connection with the Mergers. Please see note 15 for more information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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
September 30, 2019
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
September 30, 2019
($ in thousands, except where noted)

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
September 30, 2019
($ in thousands, except where noted)

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
September 30, 2019
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
September 30, 2019
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
September 30, 2019
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
September 30, 2019
($ in thousands, except where noted)

3. REVENUES
Revenues disaggregated by fund structure is set forth below. Revenues are affected by economic factors related to the asset class composition of the holdings and the contractual terms such as the basis for calculating the management fees and investors’ ability to redeem.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Management Fees
Closed-end	$120,462	$112,415	$345,091	$353,225
Open-end	29,990	34,942	90,480	109,051
Evergreen	29,309	27,838	89,227	76,430
Total	$179,761	$175,195	$524,798	$538,706

Incentive Income
Closed-end	$25,335	$65,661	$257,778	$249,447
Evergreen	94	371	2,512	3,678
Total	$25,429	$66,032	$260,290	$253,125

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
The table below sets forth contract balances for the periods indicated:

	As of
	September 30, 2019	December 31, 2018

Receivables (1)	$76,106	$74,795
Contract assets (1)	—	288,176
Contract liabilities (2)	(26,383)	(26,549)

(1)	The changes in the balances primarily related to accruals, net of payments received.

(2)	Revenue recognized in the three months and nine months ended September 30, 2019 from amounts included in the contract liability balance were $5.4 million and $17.1 million.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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
Consolidated VIEs
As of September 30, 2019, the Company consolidated 23 VIEs for which it was the primary beneficiary, including 10 funds managed by Oaktree, 12 CLOs for which Oaktree serves as collateral manager, and Oaktree AIF Holdings, Inc., which was formed to hold certain assets for regulatory and other purposes. Two of the consolidated funds, Oaktree Enhanced Income Retention Holdings III, LLC and Oaktree CLO RR Holder, LLC, were formed to satisfy risk retention requirements under Section 15G of the Exchange Act. As of December 31, 2018, the Company consolidated 23 VIEs.
As of September 30, 2019, the assets and liabilities of the 22 consolidated VIEs representing funds and CLOs amounted to $8.2 billion and $6.9 billion, respectively. The assets of these consolidated VIEs primarily consisted of investments in debt and equity securities, while their liabilities primarily represented debt obligations issued by CLOs. The assets of these VIEs may be used only to settle obligations of the same VIE. In addition, there is no recourse to the Company for the VIEs’ liabilities. In exchange for managing either the funds’ or CLOs’ collateral, the Company typically earns management fees and may earn performance fees, all of which are eliminated in consolidation. As of September 30, 2019, the Company’s investments in consolidated VIEs had a carrying value of $606.5 million, which represented its maximum risk of loss as of that date. The Company’s investments in CLOs are generally subordinated to other interests in the CLOs and entitle the Company to receive a pro-rata portion of the residual cash flows, if any, from the CLOs. Please see note 10 for more information on CLO debt obligations.
Unconsolidated VIEs
The Company holds variable interests in certain VIEs in the form of direct equity interests that are not consolidated because it is not the primary beneficiary, inasmuch as its fee arrangements are considered at-market and it does not hold interests in those entities that are considered more than insignificant.
The carrying value of the Company’s investments in VIEs that were not consolidated are shown below.

	Carrying Value as of
	September 30, 2019	December 31, 2018

Corporate investments	$1,077,595	$1,093,294
Due from affiliates	89,682	384,225
Maximum exposure to loss	$1,167,277	$1,477,519

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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
Corporate investments consisted of the following:

	As of
Corporate Investments	September 30, 2019	December 31, 2018

Equity-method investments:
Funds	$1,063,668	$1,089,068
Companies	27,103	45,797
Other investments, at fair value	50,461	74,899
Total corporate investments	$1,141,232	$1,209,764

The components of investment income are set forth below:

	Three months ended September 30,		Nine months ended September 30,
Investment Income (Loss)	2019	2018	2019	2018

Equity-method investments:
Funds	$(12,106)	$39,041	$45,211	$92,105
Companies	20,108	18,870	56,919	54,438
Other investments, at fair value	18,817	285	19,674	3,139
Total investment income	$26,819	$58,196	$121,804	$149,682

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

Each reporting period, the Company evaluates each of its equity-method investments to determine if any are considered significant, as defined by the SEC. For the nine months ended September 30, 2019, no individual equity-method investment met the significance criteria.
Summarized financial information of the Company’s equity-method investments is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations	2019	2018	2019	2018
Revenues / investment income	$353,289	$489,240	$1,584,552	$1,423,993
Interest expense	(54,329)	(70,803)	(185,227)	(203,418)
Other expenses	(157,878)	(210,752)	(639,180)	(628,109)
Net realized and unrealized gain (loss) on investments	(204,820)	832,725	916,097	2,178,524
Net income (loss)	$(63,738)	$1,040,410	$1,676,242	$2,770,990

Other Investments, at Fair Value
Other investments, at fair value primarily consist of (a) investments in certain Oaktree and non-Oaktree funds for which the fair value option of accounting has been elected and (b) derivatives utilized to hedge the Company’s exposure to investment income earned from its funds.
The following table summarizes net gains (losses) attributable to the Company’s other investments:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Realized gain (loss)	$1,345	$104	$7,656	$1,072
Net change in unrealized gain (loss)	17,472	181	12,018	2,067
Total gain (loss)	$18,817	$285	$19,674	$3,139

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

Investments of Consolidated Funds
Investments, at Fair Value
Investments held and securities sold short by the consolidated funds are summarized below:

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
United States:
Debt securities:
Communication services	$753,331	$543,948	9.3%	8.4%
Consumer discretionary	623,147	506,551	7.5	7.8
Consumer staples	100,798	112,197	1.2	1.7
Energy	317,161	204,568	3.8	3.1
Financials	431,216	332,240	5.2	5.1
Health care	672,716	537,592	8.1	8.2
Industrials	735,539	443,406	8.9	6.8
Information technology	610,557	536,000	7.4	8.2
Materials	368,129	289,499	4.5	4.4
Real estate	198,649	217,633	2.4	3.3
Utilities	255,356	137,031	3.1	2.1
Total debt securities (cost: $5,124,603 and $4,019,823 as of September 30, 2019 and December 31, 2018, respectively)	5,066,599	3,860,665	61.4	59.1
Equity securities:
Communication services	24	—	0.0	—
Consumer discretionary	1,950	1,915	0.0	0.1
Energy	169	131	0.0	0.0
Financials	528	837	0.0	0.0
Health care	1,461	1,348	0.0	0.0
Industrials	93	88	0.0	0.0
Utilities	130,354	1,107	1.6	0.0
Total equity securities (cost: $138,533 and $6,117 as of September 30, 2019 and December 31, 2018, respectively)	134,579	5,426	1.6	0.1
Real estate:
Real estate	210,942	—	2.6	—
Total real estate securities (cost: $213,228 and $0 as of September 30, 2019 and December 31, 2018, respectively)	210,942	—	2.6	—

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Europe:
Debt securities:
Communication services	$503,543	$530,337	6.1%	8.1%
Consumer discretionary	591,975	545,324	7.2	8.3
Consumer staples	165,928	160,406	2.0	2.5
Energy	18,040	15,260	0.2	0.2
Financials	79,423	48,545	1.0	0.7
Health care	514,946	418,516	6.2	6.4
Industrials	267,975	246,640	3.2	3.8
Information technology	168,473	194,988	2.0	3.0
Materials	273,045	221,660	3.3	3.4
Real estate	27,735	30,045	0.3	0.5
Utilities	8,712	1,559	0.1	0.0
Total debt securities (cost: $2,618,439 and $2,477,821 as of September 30, 2019 and December 31, 2018, respectively)	2,619,795	2,413,280	31.6	36.9
Equity securities:
Consumer discretionary	38,498	—	0.5	—
Consumer staples	—	38	—	0.0
Health care	696	948	0.0	0.1
Real estate	25,783	—	0.3	—
Total equity securities (cost: $58,869 and $320 as of September 30, 2019 and December 31, 2018, respectively)	64,977	986	0.8	0.1
Asia and other:
Debt securities:
Communication services	14,653	12,069	0.2	0.2
Consumer discretionary	39,453	36,822	0.5	0.6
Consumer staples	8,663	11,867	0.1	0.2
Energy	14,782	20,594	0.2	0.3
Financials	10,359	13,995	0.1	0.2
Government	1,010	12,155	0.0	0.2
Health care	6,465	9,633	0.1	0.1
Industrials	52,434	40,468	0.6	0.7
Information technology	—	1,887	—	0.0
Materials	10,628	15,516	0.1	0.2
Real estate	1,475	38,592	0.0	0.6
Utilities	8,166	14,870	0.1	0.2
Total debt securities (cost: $169,761 and $233,603 as of September 30, 2019 and December 31, 2018, respectively)	168,088	228,468	2.0	3.5

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

	Fair Value as of		Fair Value as a Percentage of Investments of Consolidated Funds as of
Investments	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Asia and other:
Equity securities:
Consumer discretionary	$—	$874	—%	0.0%
Consumer staples	1	997	0.0	0.0
Energy	323	382	0.0	0.0
Financials	—	2,935	—	0.0
Industrials	—	11,265	—	0.2
Information technology	—	1,725	—	0.0
Materials	1,495	4,382	0.0	0.1
Total equity securities (cost: $3,880 and $22,977 as of September 30, 2019 and December 31, 2018, respectively)	1,819	22,560	0.0	0.3
Total debt securities	7,854,482	6,502,413	95.0	99.5
Total equity securities	201,375	28,972	2.4	0.5
Total real estate	210,942	—	2.6	—
Total investments, at fair value	$8,266,799	$6,531,385	100.0%	100.0%
Securities Sold Short
Equity securities (proceeds: $0 and $2,644 as of September 30, 2019 and December 31, 2018, respectively)	$—	$(2,609)
As of September 30, 2019 and December 31, 2018, no single issuer or investment had a fair value that exceeded 5% of Oaktree’s total consolidated net assets.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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
The following table summarizes net gains (losses) from investment activities:

	Three months ended September 30,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$636	$(14,910)	$(11,493)	$51,969
CLO liabilities (1)	—	(25,778)	—	(42,458)
Foreign-currency forward contracts (2)	(4,300)	(276)	1,496	1,193
Options and futures (2)	—	—	185	(152)
Total	$(3,664)	$(40,964)	$(9,812)	$10,552

	Nine Months Ended September 30,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Investments and other financial instruments	$(7,076)	$137,322	$(14,027)	$(25,119)
CLO liabilities (1)	—	(119,767)	—	(9,601)
Foreign-currency forward contracts (2)	(1,960)	412	428	17
Total-return and interest-rate swaps (2)	—	—	858	29
Options and futures (2)	—	—	232	(265)
Total	$(9,036)	$17,967	$(12,509)	$(34,939)

(1)
Represents the net change in the fair value of CLO liabilities based on the more observable fair value of CLO assets, as measured under the CLO measurement guidance. Please see note 2 for more information.

(2)	Please see note 7 for additional information.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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

	As of September 30, 2019				As of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
U.S. Treasury and other securities (1)	$24,025	$—	$—	$24,025	$546,531	$—	$—	$546,531
Corporate investments	—	4,663	45,636	50,299	—	29,476	45,426	74,902
Foreign-currency forward contracts (2)	—	3,856	—	3,856	—	1,654	—	1,654
Cross-currency swap (2)	—	13,074	—	13,074	—	2,384	—	2,384
Total assets	$24,025	$21,593	$45,636	$91,254	$546,531	$33,514	$45,426	$625,471

Liabilities
Contingent liability (3)	$—	$—	$(4,518)	$(4,518)	$—	$—	$(6,657)	$(6,657)
Foreign-currency forward contracts (4)	—	(2,071)	—	(2,071)	—	(2,318)	—	(2,318)
Total liabilities	$—	$(2,071)	$(4,518)	$(6,589)	$—	$(2,318)	$(6,657)	$(8,975)

(1)	Carrying value approximates fair value due to the short-term nature.

(2)
Amounts are included in other assets in the condensed consolidated statements of financial condition, except for $162 as of September 30, 2019 which is included within corporate investments in the condensed consolidated statements of financial condition.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.

(4)
Amounts are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition, except for $3 as of December 31, 2018, which is included within corporate investments in the condensed consolidated statements of financial condition.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

The table below sets forth a summary of changes in the fair value of Level III financial instruments:

	Three months ended September 30,
	2019		2018
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$42,234	$(6,737)	$31,084	$(9,129)
Contributions or additions	883	—	10,258	—
Distributions	—	—	(290)	—
Net gain (loss) included in earnings	2,519	2,219	(453)	2,538
Ending balance	$45,636	$(4,518)	$40,599	$(6,591)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$2,519	$2,219	$(557)	$2,538

	Nine months ended September 30,
	2019		2018
	Corporate Investments	Contingent Liability	Corporate Investments	Contingent Liability

Beginning balance	$45,426	$(6,657)	$50,902	$(18,778)
Contributions or additions	937	—	16,668	—
Distributions	(7,181)	—	(31,145)	—
Net gain (loss) included in earnings	6,454	2,139	4,174	12,187
Ending balance	$45,636	$(4,518)	$40,599	$(6,591)

Net change in unrealized gains (losses) attributable to financial instruments still held at end of period	$6,454	$2,139	$3,102	$12,187

The table below sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the Company’s Level III financial instruments:

	Fair Value as of			Significant Unobservable Input
Financial Instrument	September 30, 2019	December 31, 2018	Valuation Technique		Range	Weighted Average

Corporate investment – Limited partnership interests	$45,636	$45,426	Market approach (value of underlying assets)	Not applicable	Not applicable	Not applicable
Contingent liability	(4,518)	(6,657)	Discounted cash flow	Assumed % of total potential contingent payments	0% – 100%	24%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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

	As of September 30, 2019				As of December 31, 2018
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments:
Corporate debt – bank debt	$—	$6,758,814	$156,110	$6,914,924	$—	$5,216,923	$136,055	$5,352,978
Corporate debt – all other	—	896,826	42,732	939,558	634	963,423	185,378	1,149,435
Equities – common stock	3,022	—	196,224	199,246	24,483	—	3,063	27,546
Equities – preferred stock		—	2,129	2,129	—	—	1,426	1,426
Real estate	—	49,098	161,844	210,942	—	—	—	—
Total investments	3,022	7,704,738	559,039	8,266,799	25,117	6,180,346	325,922	6,531,385
Derivatives:
Foreign-currency forward contracts	116	2,331	—	2,447	—	2,275	—	2,275
Options and futures	—	—	—	—	189	—	—	189
Total derivatives (1)	116	2,331	—	2,447	189	2,275	—	2,464
Total assets	$3,138	$7,707,069	$559,039	$8,269,246	$25,306	$6,182,621	$325,922	$6,533,849

Liabilities
CLO debt obligations:
Senior secured notes	$—	$(5,354,638)	$—	$(5,354,638)	$—	$(3,976,602)	$—	$(3,976,602)
Subordinated notes	—	(198,506)	—	(198,506)	—	(151,392)	—	(151,392)
Total CLO debt obligations (2)	—	(5,553,144)	—	(5,553,144)	—	(4,127,994)	—	(4,127,994)
Securities sold short:
Equity securities	—	—	—	—	(2,609)	—	—	(2,609)
Derivatives:
Foreign-currency forward contracts	—	(1,536)	—	(1,536)	—	(643)	—	(643)
Total derivatives (3)	—	(1,536)	—	(1,536)	—	(643)	—	(643)
Total liabilities	$—	$(5,554,680)	$—	$(5,554,680)	$(2,609)	$(4,128,637)	$—	$(4,131,246)

(1)	Amounts are included in other assets under “assets of consolidated funds” in the condensed consolidated statements of financial condition.

(2)	The fair value of CLO liabilities is classified based on the more observable fair value of CLO assets. Please see notes 2 and 10 for more information.

(3)	Amounts are included in accounts payable, accrued expenses and other liabilities under “liabilities of consolidated funds” in the condensed consolidated statements of financial condition

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

The following tables set forth a summary of changes in the fair value of Level III investments:

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Three Months Ended September 30, 2019
Beginning balance	$101,494	$23,209	$42,972	$1,934	$57,080	$226,689
Deconsolidation of funds	(5,441)	(11,216)	—	—	—	(16,657)
Transfers into Level III	9,853	6,490	29	—	—	16,372
Transfers out of Level III	—	—	—	—	—	—
Purchases	67,093	25,102	154,446	80	107,046	353,767
Sales	(8,763)	(71)	(1,146)	—	—	(9,980)
Realized gains (losses), net	(443)	26	587	—	—	170
Unrealized appreciation (depreciation), net	(7,683)	(808)	(664)	115	(2,282)	(11,322)
Ending balance	$156,110	$42,732	$196,224	$2,129	$161,844	$559,039
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$(5,455)	$(389)	$(525)	$115	$(2,282)	$(8,536)
Three Months Ended September 30, 2018
Beginning balance	$83,529	$123,936	$54,934	$1,586	$—	$263,985
Transfers into Level III	7,698	—	—	—	—	7,698
Transfers out of Level III	(11,549)	—	—	—	—	(11,549)
Purchases	49,347	41,063	197	—	—	90,607
Sales	(22,253)	(17,580)	(76)	—	—	(39,909)
Realized gains (losses), net	144	65	59	—	—	268
Unrealized appreciation (depreciation), net	975	(921)	(273)	(171)	—	(390)
Ending balance	$107,891	$146,563	$54,841	$1,415	$—	$310,710
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,140	$(508)	$(273)	$(171)	$—	$188

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

	Corporate Debt – Bank Debt	Corporate Debt – All Other	Equities – Common Stock	Equities – Preferred Stock	Real Estate	Total
Nine months Ended September 30, 2019
Beginning balance	$136,055	$185,378	$3,063	$1,426	$—	$325,922
Deconsolidation of funds	(54,895)	(108,121)	—	—	—	(163,016)
Transfers into Level III	32,711	89	2,379	—	—	35,179
Transfers out of Level III	(16,658)	(51,770)	—	—	—	(68,428)
Purchases	94,865	27,489	194,304	322	164,126	481,106
Sales	(25,937)	(10,452)	(2,072)	—	—	(38,461)
Realized gains (losses), net	(319)	(100)	616	—	—	197
Unrealized appreciation (depreciation), net	(9,712)	219	(2,066)	381	(2,282)	(13,460)
Ending balance	$156,110	$42,732	$196,224	$2,129	$161,844	$559,039
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$21,502	$(25)	$(1,528)	$381	$(2,282)	$18,048
Nine Months Ended September 30, 2018
Beginning balance	$86,999	$75,388	$3,427	$—	$121,588	$287,402
Deconsolidation of funds	—	—	—	—	(121,087)	(121,087)
Transfers into Level III	36,627	899	490	—	—	38,016
Transfers out of Level III	(25,041)	(490)	(658)	—	—	(26,189)
Purchases	58,534	119,328	52,253	1,248	—	231,363
Sales	(51,577)	(47,628)	(387)	—	(501)	(100,093)
Realized gains (losses), net	612	314	59	—	—	985
Unrealized appreciation (depreciation), net	1,737	(1,248)	(343)	167	—	313
Ending balance	$107,891	$146,563	$54,841	$1,415	$—	$310,710
Net change in unrealized appreciation (depreciation) attributable to assets still held at end of period	$1,566	$(1,054)	$(343)	$167	$—	$336

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

The following table sets forth a summary of the valuation techniques and quantitative information utilized in determining the fair value of the consolidated funds’ Level III investments as of September 30, 2019:

Investment Type	Fair Value	Valuation Technique	Significant Unobservable Inputs (1)(2)	Range	Weighted Average (3)

Credit-oriented investments:
Consumer discretionary:	$26,190	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,340	Discounted cash flow (4)	Discount rate	10% – 18%	13%
Financials:	39,099	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	4,415	Discounted cash flow (4)	Discount rate	8% – 12%	11%
Health care:	35,560	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	666	Discounted cash flow (4)	Discount rate	16% – 18%	17%
Real estate:	20,572	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	702	Discounted cash flow (4)	Discount rate	17% – 19%	18%
Other:	53,041	Recent market information (5)	Quoted prices	Not applicable	Not applicable
	14,257	Discounted cash flow (4)	Discount rate	8% – 18%	13%
Equity investments:
	26,632	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	131,778	Discounted cash flow (4)	Discount rate	8% – 15%	11%
	39,578	Market approach (comparable companies) (6)	Earnings multiple (7)	4x – 10x	6x
	365	Market approach (comparable companies) (6)	Revenue multiple (9)	2x – 4x	3x
Real estate investments:
	146,208	Recent transaction price (8)	Quoted prices	Not applicable	Not applicable
	15,636	Discounted cash flow (4)	Discount rate	5% – 7%	6%
Total Level III investments	$559,039

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

During the three months ended September 30, 2019 and September 30, 2018, there were no changes in the valuation techniques for Level III securities.
7. DERIVATIVES AND HEDGING
The fair value of freestanding derivatives consisted of the following:

	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
As of September 30, 2019
Foreign-currency forward contracts	$184,856	$3,856	$(65,140)	$(2,071)
Cross-currency swap	232,827	13,074	—	—
Total	$417,683	$16,930	$(65,140)	$(2,071)

As of December 31, 2018
Foreign-currency forward contracts	$58,254	$1,654	$(77,156)	$(2,318)
Cross-currency swap	242,450	2,384	—	—
Total	$300,704	$4,038	$(77,156)	$(2,318)

Realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Investment income	$16,206	$419	$11,429	$(1,898)
General and administrative expense (1)	5,274	929	5,287	(374)
Total	$21,480	$1,348	$16,716	$(2,272)

(1)
To the extent that the Company’s freestanding derivatives are utilized to hedge its foreign-currency exposure to investment income and management fees earned from consolidated funds, the related hedged items are eliminated in consolidation, with the derivative impact (a positive number reflects a reduction in expenses) reflected in consolidated general and administrative expense.

There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of September 30, 2019 and December 31, 2018.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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
The following tables summarize net gains (losses) from derivatives held by the consolidated funds:

	Three Months Ended September 30,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(4,300)	$(276)	$1,496	$1,193
Options and futures	—	—	185	(152)
Total	$(4,300)	$(276)	$1,681	$1,041

	Nine Months Ended September 30,
	2019		2018
	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments	Net Realized Gain (Loss) on Investments	Net Change in Unrealized Appreciation (Depreciation) on Investments

Foreign-currency forward contracts	$(1,960)	$412	$428	$17
Total-return and interest-rate swaps	—	—	858	29
Options and futures	—	—	232	(265)
Total	$(1,960)	$412	$1,518	$(219)

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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of September 30, 2019		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$3,856	$2,071	$—	$1,785
Cross-currency swap	13,074	—	—	13,074
Subtotal	16,930	2,071	—	14,859
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,447	—	—	2,447
Total	$19,377	$2,071	$—	$17,306

Derivative Liabilities:
Foreign-currency forward contracts	(2,071)	(2,071)	—	—
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(1,536)	—	—	(1,536)
Total	$(3,607)	$(2,071)	$—	$(1,536)

	Gross and Net Amounts of Assets (Liabilities) Presented	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
As of December 31, 2018		Derivative Assets (Liabilities)	Cash Collateral Received (Pledged)
Derivative Assets:
Foreign-currency forward contracts	$1,654	$1,497	$—	$157
Cross-currency swap	2,384	—	—	2,384
Subtotal	4,038	1,497	—	2,541
Derivative assets of consolidated funds:
Foreign-currency forward contracts	2,275	—	—	2,275
Options and futures	189	—	—	189
Subtotal	2,464	—	—	2,464
Total	$6,502	$1,497	$—	$5,005

Derivative Liabilities:
Foreign-currency forward contracts	$(2,318)	$(1,497)	$—	$(821)
Derivative liabilities of consolidated funds:
Foreign-currency forward contracts	(643)	—	—	(643)
Total	$(2,961)	$(1,497)	$—	$(1,464)

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

8. FIXED ASSETS
Fixed assets, which consist of furniture and equipment, capitalized software, office leasehold improvements, and company-owned aircraft, are included in other assets in the condensed consolidated statements of financial position.
The following table sets forth the Company’s fixed assets and accumulated depreciation:

	As of
	September 30, 2019	December 31, 2018

Furniture, equipment and capitalized software	$28,781	$26,345
Leasehold improvements	72,724	70,270
Corporate aircraft	66,120	66,120
Other	5,302	4,859
Fixed assets	172,927	167,594
Accumulated depreciation	(68,457)	(61,879)
Fixed assets, net	$104,470	$105,715

9. GOODWILL AND INTANGIBLES
Goodwill represents the excess of cost over the fair value of identifiable net assets of acquired businesses. Goodwill has an indefinite useful life and is not amortized, but instead is tested for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that impairment may have occurred. As of September 30, 2019, the Company had determined there was no goodwill impairment. The carrying value of goodwill was $69.3 million as of September 30, 2019 and December 31, 2018.
The following table summarizes the carrying value of intangible assets:

	As of
	September 30, 2019	December 31, 2018

Contractual rights	$347,452	$347,452
Accumulated amortization	(45,755)	(33,173)
Intangible assets, net	$301,697	$314,279

Amortization expense associated with the Company’s intangible assets was $4.2 million and $12.6 million for both the three and nine months ended September 30, 2019 and 2018, respectively. Future amortization of intangible assets held as of September 30, 2019 is set forth below:

Remainder of 2019	$4,198
2020	16,780
2021	15,112
2022	12,777
2023	12,777
Thereafter	240,053
Total	$301,697

Goodwill and intangible assets are included in other assets in the condensed consolidated statements of financial position.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

10. DEBT OBLIGATIONS AND CREDIT FACILITIES
The Company’s debt obligations are set forth below:

	As of
	September 30, 2019	December 31, 2018

$250,000, 3.78%, issued in December 2017, payable on December 18, 2032	$250,000	$250,000
$250,000, variable-rate term loan, issued in March 2014, payable on March 29, 2023 (1)	150,000	150,000
$50,000, 3.91%, issued in September 2014, payable on September 3, 2024	50,000	50,000
$100,000, 4.01%, issued in September 2014, payable on September 3, 2026	100,000	100,000
$100,000, 4.21%, issued in September 2014, payable on September 3, 2029	100,000	100,000
$100,000, 3.69%, issued in July 2016, payable on July 12, 2031	100,000	100,000
Total remaining principal	750,000	750,000
Less: Debt issuance costs	(3,657)	(4,055)
Debt obligations	$746,343	$745,945

(1)
The credit facility consists of a $150 million term loan and a $500 million revolving credit facility. Borrowings generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the revolving credit facility is 0.10% per annum. The credit agreement contains customary financial covenants and restrictions, including ones regarding a maximum leverage ratio and a minimum required level of assets under management (as defined in the credit agreement, as amended above). As of September 30, 2019, the Company had no outstanding borrowings under the revolving credit facility.

As of September 30, 2019, future scheduled principal payments of debt obligations were as follows:

Remainder of 2019	$—
2020	—
2021	—
2022	—
2023	150,000
Thereafter	600,000
Total	$750,000

The Company was in compliance with all financial maintenance covenants associated with its senior notes and bank credit facility as of September 30, 2019 and December 31, 2018.
The fair value of the Company’s debt obligations, which are carried at amortized cost, is a Level III valuation that is estimated based on a discounted cash-flow calculation using estimated rates that would be offered to Oaktree for debt of similar terms and maturities. The fair value of these debt obligations, gross of debt issuance costs, was $806.3 million and $720.3 million as of September 30, 2019 and December 31, 2018, respectively, utilizing an average borrowing rate of 2.8% and 4.4%, respectively. As of September 30, 2019, a 10% increase in the assumed average borrowing rate would lower the estimated fair value to $788.9 million, whereas a 10% decrease would increase the estimated fair value to $824.2 million.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

Credit Facilities of the Consolidated Funds
Certain consolidated funds may maintain revolving credit facilities that are secured by the assets of the fund or may issue senior variable rate notes to fund investments on a longer term basis, generally up to ten years. The obligations of the consolidated funds are nonrecourse to the Company.
The consolidated funds had the following debt obligations outstanding:

	Outstanding Amount as of		Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Commitment Fee Rate	L/C Fee
Credit Agreement	September 30, 2019	December 31, 2018
Senior variable rate notes	$976,470	$870,098	$976,470	3.39%	8.7	N/A	N/A
Less: Debt issuance costs	(4,616)	(5,569)
Total debt obligations, net	$971,854	$864,529

As of September 30, 2019 and December 31, 2018, the consolidated funds had debt obligations with an aggregate outstanding principal balance of $976.5 million. The fair value of the senior variable rate notes is a Level III valuation and aggregated $976.8 million and $871.3 million as of September 30, 2019 and December 31, 2018, respectively, using prices obtained from pricing vendors. Financial instruments that are valued using quoted prices for the security or similar securities are generally classified as Level III because the quoted prices may be indicative in nature for securities that are in an inactive market, may be for similar securities, or may require adjustment for investment-specific factors or restrictions.
Debt Obligations of CLOs
Debt obligations of CLOs represent amounts due to holders of debt securities issued by the CLOs, as well as term loans of CLOs that had not priced as of period end.
Outstanding debt obligations of CLOs were as follows:

	As of September 30, 2019			As of December 31, 2018
	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)	Fair Value (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (years)
Senior secured notes	$5,354,638	2.95%	9.1	$3,976,602	2.69%	9.9
Subordinated notes (2)	198,506	N/A	8.6	151,392	N/A	9.7
Total CLO debt obligations	$5,553,144			$4,127,994

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
The debt obligations of CLOs are nonrecourse to the Company and are backed by the investments held by the respective CLO. Assets of one CLO may not be used to satisfy the liabilities of another. As of September 30, 2019 and December 31, 2018, the fair value of CLO assets was $6.3 billion and $4.7 billion, respectively, and consisted of cash, corporate loans, corporate bonds and other securities.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

As of September 30, 2019, future scheduled principal or par value payments with respect to the debt obligations of CLOs were as follows:

Remainder of 2019	$600,481
2020	169,372
2021	—
2022	—
2023	—
Thereafter	4,822,368
Total	$5,592,221

11. LEASES
The Company has operating leases related to office space and certain equipment with remaining lease terms expiring within one year through 2031, some of which include options to extend the leases for up to five years and some of which include options to terminate the leases within one year. As of September 30, 2019, there were no finance leases outstanding and no additional operating leases that have not yet commenced.
The components of lease expense included in general and administrative expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$4,739	$14,226
Sublease income	(278)	(535)
Total lease cost	$4,461	$13,691

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,628
Weighted average remaining lease term for operating leases (in years)	9.5
Weighted average discount rate for operating leases	4.4%

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

As of September 30, 2019, maturities of operating lease liabilities were as follows:

Remainder of 2019	$4,874
2020	18,717
2021	17,702
2022	17,135
2023	16,554
Thereafter	84,617
Total lease payments	159,599
Less: imputed interest	(28,317)
Total operating lease liabilities	$131,282

12. NON-CONTROLLING REDEEMABLE INTERESTS IN CONSOLIDATED FUNDS
The following table sets forth a summary of changes in the non-controlling redeemable interests in the consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

	Nine Months Ended September 30,
	2019	2018

Beginning balance	$961,622	$860,548
Initial consolidation of a fund	54,964	—
Deconsolidation of a fund	(424,603)	—
Contributions	519,684	107,962
Distributions	(107,071)	(214,096)
Net income	82,234	18,399
Change in distributions payable	4,652	(75,196)
Foreign currency translation and other	(10,020)	(1,310)
Ending balance	$1,081,462	$696,307

13. UNITHOLDERS’ CAPITAL
Unitholders’ capital reflects the economic interests attributable to Class A unitholders, preferred unitholders, non-controlling interests in consolidated subsidiaries and non-controlling interests in consolidated funds. Non-controlling interests in consolidated subsidiaries represent the portion of unitholders’ capital attributable to the OCGH non-controlling interest and third parties. The OCGH non-controlling interest is determined at the Oaktree Operating Group level, after giving effect to distributions, if any, attributable to the preferred unitholders, based on the proportionate share of Oaktree Operating Group units held by the OCGH unitholders. Certain expenses, such as income taxes and related administrative expenses of Oaktree Capital Group, LLC and its Intermediate Holding Companies, are solely attributable to the Class A unitholders. As of September 30, 2019 and December 31, 2018, respectively, OCGH units represented 62,145,608 of the total 160,112,863 Oaktree Operating Group units and 85,471,937 of the total 157,133,560 Oaktree Operating Group units. Based on total allocable Oaktree Operating Group capital of $1,442,907 and $1,997,745 as of September 30, 2019 and December 31, 2018, respectively, the OCGH non-controlling interest was $560,067 and $1,086,693. As of September 30, 2019 and December 31, 2018, non-controlling interests attributable to third parties was $4,018 and $5,661, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

The following table sets forth a summary of net income attributable to the preferred unitholders, the OCGH non-controlling interest and the Class A common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average Oaktree Operating Group units outstanding (in thousands):
OCGH non-controlling interest	83,666	85,775	84,796	86,675
Class A unitholders	75,995	71,369	74,005	70,167
Total weighted average units outstanding	159,661	157,144	158,801	156,842
Oaktree Operating Group net income (loss):
Net income attributable to preferred unitholders (1)	$6,829	$3,909	$20,487	$3,909
Net income (loss) attributable to OCGH non-controlling interest	(7,389)	71,408	107,480	185,959
Net income (loss) attributable to OCG Class A unitholders	(6,708)	59,417	91,226	149,956
Oaktree Operating Group net income (loss) (2)	$(7,268)	$134,734	$219,193	$339,824
Net income (loss) attributable to OCG Class A unitholders:
Oaktree Operating Group net income (loss) attributable to OCG Class A unitholders	$(6,708)	$59,417	$91,226	$149,956
Non-Operating Group income (expense)	(3,967)	(321)	(8,287)	(629)
Income tax benefit (expense) of Intermediate Holding Companies	(5,973)	(6,346)	(9,889)	(12,724)
Net income (loss) attributable to OCG Class A unitholders	$(16,648)	$52,750	$73,050	$136,603

(1)	Represents distributions declared, if any, on the preferred units.

(2)
Oaktree Operating Group net income does not include amounts attributable to other non-controlling interests, which amounted to $518 and $1,779 for the three and nine months ended September 30, 2019, respectively and $597 and $1,986 for the three and nine months ended September 30, 2018, respectively.

The change in the Company’s ownership interest in the Oaktree Operating Group is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss) attributable to OCG Class A unitholders	$(16,648)	$52,750	$73,050	$136,603
Equity reallocation between controlling and non-controlling interests	267,715	4,514	304,280	78,269
Change from net income attributable to OCG Class A unitholders and transfers from non-controlling interests	$251,067	$57,264	$377,330	$214,872

Please see notes 14, 15 and 16 for additional information regarding transactions that impacted unitholders’ capital.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

14. EARNINGS PER UNIT
The computation of net income (loss) per Class A unit is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) per Class A unit (basic and diluted):	(in thousands, except per unit amounts)

Net income (loss) attributable to OCG Class A unitholders	$(16,648)	$52,750	$73,050	$136,603
Weighted average number of Class A units outstanding (basic and diluted)	75,995	71,369	74,005	70,167
Basic and diluted net income (loss) per Class A unit	$(0.22)	$0.74	$0.99	$1.95

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

15. EQUITY-BASED COMPENSATION
Restated Exchange Agreement
At the closing of the Mergers, Oaktree entered into a Third Amended and Restated Exchange Agreement that will, among other things, allow limited partners of OCGH to exchange (“Exchanges”) certain vested limited partnership units of OCGH (“OCGH Units”) for cash, Brookfield Class A Shares, notes issued by a Brookfield subsidiary or equity interests in a subsidiary of OCGH that will entitle such limited partners to the proceeds from a note, or a combination of the foregoing. Either of such notes will have a three-year maturity and will accrue interest at the then-current 5-year treasury note rate plus 3%. Only Converted Class A Units, OCGH Units issued and outstanding at the time of the closing of the Mergers, OCGH Units issued after the closing of the Mergers pursuant to agreements in effect on March 13, 2019, OCGH Units issuable upon vesting of certain phantom equity awards (“Phantom Units”) and other OCGH Units consented-to by Brookfield will be, when vested, eligible to participate in an Exchange. The form of the consideration in an Exchange is generally in the discretion of Brookfield, subject to certain limitations.
In general, OCGH limited partners will be entitled to provide an election notice to participate in an Exchange with respect to eligible vested OCGH Units during the first 60 calendar days of each year beginning January 1, 2022 (an “Open Period”). However, holders of Converted Class A Units and Phantom Units will be eligible to provide an election notice with respect to their vested units beginning as early as 2020 and each year thereafter subject to certain limitations. Each Exchange will thereafter be consummated within the first 155 days of such calendar year, subject to extension in certain circumstances.
Valuation
Except as described below, each OCGH Unit will be valued (i) by applying a 13.5x multiple to the trailing three-year average (or two-year average for Exchanges in 2022) of fee-related earnings less stock-based compensation at grant value and excluding depreciation and amortization and a 6.75x multiple to the trailing three-year average of net incentives created, and (ii) adding 100% of the value of net cash (defined as cash less the face value of debt and preferred stock, other than certain preferred stock issued in connection with certain Exchanges), 100% of the value of corporate investments and 75% of fund-level net accrued incentives as of December 31 of the prior year, in each case subject to certain adjustments. Amounts received in respect of each OCGH Unit will be reduced by the amount of any non-tax related distributions received in the calendar year in which the Exchange occurs, but increased by an amount accruing daily from January 1 of such year to the date of the closing of the Exchange at a rate per annum equal to the 5-year treasury note rate as of December 31 of the prior year plus 3%. However, in 2020 and 2021, Converted Class A Units and Phantom Units will be valued at $49.00 per unit, less the amount of any capital distributions received upon vesting. Thereafter any such Converted Class A Units and Phantom Units will be valued using the same methodology applied to all other OCGH Units.
Annual Limits
Exchanges of OCGH Units, other than Converted Class A Units and Phantom Units, will be subject to certain annual caps and limitations as follows:

•
Messrs. Howard Marks, Bruce Karsh, Jay Wintrob, John Frank, Sheldon Stone, Richard Masson and Larry Keele can, for the Open Period beginning in 2022, exchange up to 20% of the OCGH Units held by them at the closing of the Mergers (or issued pursuant to agreements in place on March 19, 2019, or as agreed to by Brookfield). For each year thereafter, they will be able to exchange an additional 20% of such OCGH Units (subject to yearly caps and inclusive of any prior exchanges), such that they will be entitled to exchange 100% of their OCGH Units beginning during the Open Period in 2026 (subject to yearly caps and inclusive of any prior exchanges).

•
Current employees other than those included in the group named in the preceding bullet can, for the Open Period beginning in 2022, sell up to 12.5% of the OCGH Units held by them at the closing (or issued pursuant to agreements in place on March 13, 2019, or as agreed to by Brookfield). For each year thereafter, they will be able to exchange an additional 12.5% of such OCGH Units (subject to yearly caps and inclusive of any prior exchanges) so long as they are employed by Oaktree or its subsidiaries at the

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

time of the exchange. They will be entitled to exchange 100% of their OCGH Units beginning during the Open Period in 2029 (subject to yearly caps).

•
Brookfield is not obligated to permit Exchanges that, in the aggregate together with Exchanges requested by all other OCGH limited partners, exceed certain maximum amounts per year. These maximum amounts are: 20% of the exchangeable OCGH Units in calendar year 2022, 25% in 2023, 30% in 2024, and 35% in 2025 and each year thereafter.

•
In the event that OCGH limited partners wish to sell or exchange units in excess of the maximum amount for a given year, OCGH will reallocate the exchangeable units among the OCGH limited partners in its sole discretion so that the amount exchanged does not exceed the maximum amount for such year.

With respect to Exchanges of Converted Class A Units and Phantom Units, OCGH limited partners will not be entitled to exchange such units to the extent the aggregate exchange consideration payable in respect thereof, in any given Exchange, would exceed an amount equal to (i) the amount of exchange consideration that would have been payable in respect of Converted Class A Units and Phantom Units that were eligible for participation in the applicable Open Period in accordance with their original vesting schedule as of the date the notice for such Exchange was delivered plus (ii) $20 million; and in the event that OCGH limited partners deliver election notices that would result in such excess, OCGH will reallocate such units among the OCGH limited partners in its sole discretion.
In the event that OCGH limited partners would, following an Exchange, beneficially own less than 1% of the equity of the Oaktree Operating Group (as defined in the operating agreement of Oaktree, as amended from time to time), Brookfield can require that all remaining OCGH Units be exchanged on 36-months’ notice. In addition, following the 8th anniversary of the Closing Date, Brookfield can discontinue the Exchange rights on 36-months’ notice. In the event that OCGH limited partners would, following the final Exchange pursuant to a discontinuation notice, beneficially own less than 5% of the equity of the Oaktree Operating Group, Brookfield can require that all remaining OCGH Units be exchanged in such final Exchange. As a result of the foregoing, the earliest the exchange rights can be terminated is the 11th anniversary of the Closing Date. Following the delivery of a discontinuation notice, the caps and limits set forth above will cease to be in effect.
Revisions to the terms of the exchange agreement governing post-vesting restrictions and exchange consideration described above and to the terms of the operating agreement of the Company and the partnership agreement of OCGH resulted in a Type I modification of unvested Class A and OCGH units.  There was no incremental compensation cost resulting from the modifications.
Class A and OCGH Unit Awards
During the nine months ended September 30, 2019, the Company granted 1,494,324 Class A units and 1,873,155 restricted OCGH units to its employees and directors, subject to annual vesting over a weighted average period of approximately 5.9 years. The grant date fair value of OCGH units awarded during the nine months ended September 30, 2019 was determined by applying a 17.5% discount to the Class A unit trading price on the New York Stock Exchange as of the grant date. With respect to forfeitures, the Company has made an accounting policy election to account for forfeitures when they occur. Accordingly, no forfeitures have been assumed in the calculation of compensation expense.
As of September 30, 2019, the Company expected to recognize compensation expense on its unvested OCGH unit awards of $217.1 million over a weighted average period of 4.4 years.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

A summary of the status of the Company’s unvested OCGH unit awards and changes for the period presented are set forth below (actual dollars per unit):

	Converted Class A Units (1)		OCGH Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value

Balance as of December 31, 2018	2,700,585	$42.76	1,864,049	$39.83
Granted	1,494,324	49.56	1,873,155	41.34
Vested	(975,072)	43.06	(434,674)	35.11
Forfeited	(98,301)	44.53	—	—
Balance as of September 30, 2019	3,121,536	$45.87	3,302,530	$41.31

(1)
At the Effective Time, each unvested Class A Unit held by current, or in certain cases former, employees, officers and directors of Oaktree and its subsidiaries was converted into one unvested OCGH Unit (each, a “Converted Class A Unit”) and will thereafter be subject to the terms and conditions of the OCGH limited partnership agreement. The Converted Class A Units will (i) be subject to the same vesting terms that were applicable to such units prior to the Effective Time, (ii) be entitled to receive ongoing distributions in respect of earnings, but not capital distributions and (iii) upon vesting, receive the accumulated value of capital distributions that accrued while such units were unvested. However, in 2020 and 2021, Converted Class A Units will be valued at $49.00 per unit, less the amount of any capital distributions received upon vesting. No unvested Class A Units or Converted Class A Units vested in connection with the Mergers.

Equity Value Units
OCGH equity value units (“EVUs”) represent special limited partnership units in OCGH that entitle the holder the right to receive special distributions that will be settled in OCGH units, based on value created during a specified period in excess of a fixed “Base Value.” The value created will be measured on a per unit basis, based on the appreciation of the Class A units and certain components of quarterly distributions with respect to OCGH units over the period beginning on January 1, 2015 and ending on each of December 31, 2019, December 31, 2020 and December 31, 2021, with one-third of the EVUs recapitalizing on each such date. As of September 30, 2019, the value created did not exceed the Base Value. EVUs also give the holder the right, subject to service vesting and Oaktree performance relative to the accreting Base Value, to receive certain quarterly distributions from OCGH. EVUs do not entitle the holder to any voting rights.
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
Certain EVUs provide the holder with liquidity rights in respect of the special distributions, if any, that will be settled in OCGH units. The Company accounts for EVUs with liquidity rights as liability-classified awards. As of September 30, 2019, there were 1,000,000 equity-classified EVUs and 1,000,000 liability-classified EVUs outstanding. As of September 30, 2019, the Company expected to recognize $0.3 million of compensation expense on its unvested EVUs over the next 0.25 years. Equity-classified EVUs that require future service are expensed on a straight-line basis over the requisite service period. Liability-classified EVUs are remeasured at the end of each quarter.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

Deferred Equity Units
A deferred equity unit represents a special unit award that, when vested, will be settled with an unvested OCGH unit on a one-for-one basis. The number of deferred equity units that will vest is based on the achievement of certain performance targets measured through 2024. Once a performance target has been met, the applicable number of OCGH units will be issued and begin to vest over periods of up to 10.0 years. The holder of a deferred equity unit is not entitled to any distributions until settled by the issuance of an OCGH unit. As of September 30, 2019, there were 807,307 deferred equity units outstanding. As of September 30, 2019, the Company expected to recognize compensation expense of $1.4 million on 39,808 deferred equity units over a weighted average period of 5.5 years.
The fair value of the deferred equity units issued in the nine months ended September 30, 2019 was determined at the grant date based on the then-prevailing Class A unit trading price and reflected a 17.5% lack-of-marketability discount for the OCGH units that will be issued upon vesting.
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
Tax authorities currently are examining certain income tax returns of Oaktree, with certain of these examinations at an advanced stage. Over the next four quarters ending September 30, 2020, the Company believes that it is reasonably possible that one outcome of these examinations and expiring statutes of limitation on other items may be the release of up to approximately $3.0 million of previously accrued Operating Group income taxes. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax examinations and that any settlements related thereto will not have a material adverse effect on the Company’s consolidated financial statements; however, there can be no assurances as to the ultimate outcomes.
Tax Receivable Agreement
Prior to the consummation of the Mergers, subject to certain restrictions and the approval of the Company’s board of directors, each holder of OCGH units had the right to exchange his or her vested units for, at the option of the Company’s board of directors, Class A units, an equivalent amount of cash based on then-prevailing market prices and/or other consideration of equal value. Certain of the Oaktree Operating Group entities made an election under Section 754 of the U.S. Internal Revenue Code, as amended, which have resulted in an adjustment to the tax basis of the assets owned by the Oaktree Operating Group at the time of any such exchange. These exchanges have resulted in increases in tax deductions and tax basis that would reduce the amount of tax that Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. would otherwise be required to pay in the future.
Oaktree Holdings, Inc. and Oaktree AIF Holdings, Inc. previously entered into a tax receivable agreement (the “Original TRA”) with OCGH unitholders that, as amended, provided for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realized (or were deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. When an exchange of OCGH units resulted in an increase to the tax basis of the assets owned by the Oaktree Operating Group, a deferred tax asset and an associated liability for payments to OCGH unitholders under the tax receivable agreement are recorded, subject to realizability

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

considerations. The establishment of a deferred tax asset increases additional paid-in capital because the transactions are between Oaktree and its unitholders.
Upon the closing of the Mergers, Oaktree entered into a Third Amended and Restated Tax Receivable Agreement (the “TRA Amendment”), which amended and restated the Original TRA.
Pursuant to the TRA Amendment, the Original TRA no longer applies and no Tax Benefit Payments (as defined in the TRA Amendment) will be made with respect to any exchanges of OCGH Units that occur on or after March 13, 2019. With respect to any exchanges of OCGH Units that occurred prior to March 13, 2019, the TRA Amendment provides that Tax Benefit Payments will continue to be made with respect to such exchanges in accordance with the Original TRA (as amended in certain respects, including that such payments will be calculated without taking into account any tax attributes of Brookfield).
Upon the closing of the Mergers, the tax basis of the assets owned by the Oaktree Operating Group increased and as a result the Company recorded an increase of $212.0 million to its total deferred tax assets. In accordance with the above, there was no associated tax receivable agreement liability recorded with this exchange and the entire amount resulted in a corresponding increase to additional paid-in capital.
On each of the first, second and third anniversaries of the closing date, Brookfield will pay $66 million in the aggregate to the OCGH limited partners in consideration for certain tax benefits delivered upon the exchange of OCGH Units on the closing date and for future exchanges of OCGH Units following the closing date, which will be allocated among OCGH’s limited partners as set forth in the Exchange Agreement.
Assuming no further material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected estimated future payments to OCGH unitholders under the Original TRA, as of September 30, 2019, are set forth below:

Transaction	Total Future Payments	Payments Through Fiscal Year

2007 private offering	$11,987	2029
Initial public offering	30,525	2034
May 2013 offering	43,235	2035
March 2014 offering	32,919	2036
March 2015 offering	28,093	2037
February 2018 offering	31,281	2040
Total	$178,040

For the nine months ended September 30, 2019, $10.0 million was paid under the Original TRA.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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
Incentive Income
In addition to the incentive income recognized by the Company, certain of its funds have amounts recorded as potentially allocable to the Company as its share of potential future incentive income, based on each fund’s net asset value. Inasmuch as this incentive income is contingent upon future investment activity and other factors, it is not recognized by the Company as revenue until it is probable that a significant reversal will not occur. As of September 30, 2019 and December 31, 2018, respectively, the aggregate of such amounts recorded at the fund level in excess of incentive income recognized by the Company was $1,344,218 and $1,434,458, for which related direct incentive income compensation expense was estimated to be $704,178 and $754,903.
Contingent Liabilities
The Company has a contingent consideration obligation of up to $36.1 million, payable in cash and Class A units. The amount of contingent consideration is based on the achievement of certain performance targets. As of both September 30, 2019 and December 31, 2018, respectively, the fair value of the contingent liability was $4.5 million and $6.7 million. Changes in this liability resulted in income of $2.2 million and $2.1 million for the three and nine months ended September 30, 2019, respectively and income of $2.5 million and $12.2 million for the three and nine months ended September 30, 2018, respectively. The fair value of the contingent consideration liability is a Level III valuation, which uses a discounted cash-flow analysis based on a probability-weighted average estimate of certain performance targets, including fundraising and revenue levels. The assumptions used in the analysis are inherently subjective, and thus the ultimate amount of the contingent consideration liability may differ materially from the most recent estimate. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition. Changes in the liability are recorded in general and administrative expense in the condensed consolidated statements of operations.
In connection with the BDC acquisition in October 2017, Fifth Street Management LLC pledged assets with an estimated fair value of $56.2 million to indemnify the Company or the BDCs against any claims or assessments arising from the period during which it managed the BDCs. As of September 30, 2019, the remaining amount of the pledged assets was $32.0 million.
Commitments to Funds
As of September 30, 2019 and December 31, 2018, the Company, generally in its capacity as general partner, had undrawn capital commitments of $365.1 million and $385.8 million, respectively, including commitments to both unconsolidated and consolidated funds.
Investment Commitments of the Consolidated Funds
Certain of the consolidated funds are parties to credit arrangements that provide for the issuance of letters of credit and/or revolving loans, which may require the particular fund to extend loans to investee companies. The consolidated funds use the same investment criteria in making these commitments as they do for investments that

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

are included in the condensed consolidated statements of financial condition. The unfunded liability associated with these credit arrangements is equal to the amount by which the contractual loan commitment exceeds the sum of funded debt and cash held in escrow, if any. As of September 30, 2019 and December 31, 2018, the consolidated funds had potential aggregate commitments of $21.4 million and $13.8 million, respectively. These commitments are expected to be funded by the funds’ cash balances, proceeds from asset sales or drawdowns against existing capital commitments.
A consolidated fund may agree to guarantee the repayment obligations of certain investee companies. As of September 30, 2019 and December 31, 2018, there were no guaranteed amounts under such arrangements.
Certain consolidated funds are investment companies that are required to disclose financial support provided or contractually required to be provided to any of their portfolio companies. During the nine months ended September 30, 2019, the consolidated funds did not provide any financial support to portfolio companies.
18. RELATED-PARTY TRANSACTIONS
The Company considers its senior executives, employees and unconsolidated Oaktree funds to be affiliates (as defined in the FASB ASC Master Glossary). Amounts due from and to affiliates are set forth below. The fair value of amounts due from and to affiliates is a Level III valuation and was valued based on a discounted cash-flow analysis. The carrying value of amounts due from affiliates approximated fair value due to their short-term nature or because their average interest rate approximated the Company’s cost of debt. The fair value of amounts due to affiliates approximated $94,043 and $95,953 as of September 30, 2019 and December 31, 2018, respectively, based on a discount rate of 10.0%.

	As of
	September 30, 2019	December 31, 2018
Due from affiliates:
Loans	$6,416	$3,857
Amounts due from unconsolidated funds	66,490	72,588
Management fees and incentive income due from unconsolidated funds	76,106	362,971
Payments made on behalf of unconsolidated entities	3,220	3,469
Non-interest bearing advances made to certain non-controlling interest holders and employees	—	27
Total due from affiliates	$152,232	$442,912
Due to affiliates:
Due to OCGH unitholders in connection with the tax receivable agreement (please see note 16)	$178,040	$187,872
Amounts due to senior executives, certain non-controlling interest holders and employees	1,438	495
Total due to affiliates	$179,478	$188,367

Loans
Loans primarily consist of interest-bearing loans made to certain non-controlling interest holders, primarily certain employees, to meet tax obligations related to vesting of equity awards. The loans, which are generally recourse to the borrower or secured by vested equity and other collateral, typically bear interest at the Company’s cost of debt and generated interest income of $18 and $66 for the three and nine months ended September 30, 2019, respectively, and $22 and $193 for the three and nine months ended September 30, 2018, respectively.

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
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
Revenues Earned From Oaktree Funds
Management fees and incentive income earned from unconsolidated Oaktree funds totaled $184.7 million and $719.3 million for the three and nine months ended September 30, 2019, respectively, and $218.0 million and $719.6 million for the three and nine months ended September 30, 2018, respectively.
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
Leases
The Company leases certain office space from affiliates of Brookfield. Rent expense associated with these leases was $1.1 million and $3.4 million for the three and nine months ended September 30, 2019, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2018, respectively. Future lease obligations associated with these leases are $63.2 million for the remaining lease commitments through 2030.
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

Oaktree Capital Group, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
September 30, 2019
($ in thousands, except where noted)

20. SUBSEQUENT EVENTS
Class A Unit Distribution
A distribution of $0.03 per Class A unit will be paid on November 12, 2019 to holders of record at the close of business on October 31, 2019.
Preferred Unit Distributions
A distribution of $0.414063 per Series A preferred unit will be paid on December 16, 2019 to Series A preferred unitholders of record at the close of business on December 1, 2019.
A distribution of $0.409375 per Series B preferred unit will be paid on December 16, 2019 to Series B preferred unitholders of record at the close of business on December 1, 2019.
Restructuring Transaction

On September 30, 2019, Oaktree and certain other entities entered into a Restructuring Agreement (the "Restructuring") pursuant to which Oaktree’s direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, as of October 1, 2019, the Oaktree Operating Group entities included in the Company’s financial statements after the Restructuring are Oaktree Capital I, which includes the majority of Oaktree’s investments in its funds, and OCM Cayman, which represents Oaktree’s non-U.S. fee business. The four other Oaktree Operating Group entities that are no longer controlled directly by OCG and deconsolidated as a result of the Restructuring are: (i) Oaktree Capital Management, L.P., which serves as the investment manager for the majority of Oaktree’s funds; (ii) Oaktree Capital II, L.P., which includes Oaktree’s investments in funds and businesses; (iii) Oaktree Investment Holdings, L.P., which holds certain corporate investments in other entities; and (iv) Oaktree AIF Investments, L.P., which primarily holds interests in certain Oaktree fund investments for regulatory or structuring purposes.

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
Business Overview
Oaktree is a leader among global investment managers specializing in alternative investments, with $121.9 billion in AUM as of September 30, 2019. Our mission is to deliver superior investment results with risk under control and to conduct our business with the highest integrity. We emphasize an opportunistic, value-oriented and risk-controlled approach to investments in credit, private equity, real assets and listed equities. Over more than three decades, we have developed a large and growing client base through our ability to identify and capitalize on opportunities for attractive investment returns in less efficient markets.
We manage assets on behalf of many of the most significant institutional investors in the world. Our clientele (excluding DoubleLine’s clientele) includes 71 of the 100 largest U.S. pension plans, 39 state retirement plans in the United States, over 400 corporations and/or their pension funds, over 330 university, charitable and other endowments and foundations, over 15 sovereign wealth funds, and over 400 other non-U.S. institutional investors. As measured by AUM (excluding our pro-rata portion of DoubleLine’s AUM), approximately 73% of our clients are invested in two or more different investment strategies, and 35% are invested in four or more. Headquartered in Los Angeles, we serve these clients with over 950 employees and offices in 18 cities worldwide.
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
Financial markets generated mixed returns in the third quarter of 2019. The S&P 500 Index and the Russell 2000 Index finished the quarter with a total return of 1.7% and -2.4%, respectively. Non-U.S. equities, as measured by the MSCI ACWI ex-USA Index, returned -1.7%, emerging market equities, as measured by the MSCI Emerging Markets Index, returned -4.1%, and European equity markets, as measured by the MSCI Europe Index, returned -1.8%. Credit markets performed relatively well for the quarter. Treasury bond prices declined for the quarter, with the 10-year U.S. Treasury yield declining 32 basis points, to 1.68%, from 2.00% at the end of the second quarter 2019. U.S. high yield bonds, as measured by the FTSE US High Yield Cash-Pay Capped Index, returned 0.9% for the quarter, European high yield bonds, as measured by the ICE BofAML Global Non-Financial High Yield European Issuers excluding Russia 3% Constrained Index, returned 1.2% and emerging market corporate bonds, as measured by the JP Morgan Corporate Emerging Markets Bond Index (CEMBI), returned 0.3%.
Against this backdrop, Oaktree’s incentive-creating closed-end funds delivered an overall blended gross return of 1.0% and 4.1% for the quarter and 12 months ended September 30, 2019, respectively. These returns exclude Highstar Capital IV, the infrastructure fund we inherited when adding the Highstar team back in 2014. Including Highstar Capital IV, the overall blended gross return was 0.9% and 3.5% for the quarter and last 12 months, respectively. As of September 30, 2019, AUM was $121.9 billion and management fee-generating AUM was $102.1 billion. Gross capital raised was $5.8 billion and $15.8 billion for the quarter and 12 months ended September 30, 2019, respectively. As of September 30, 2019, uncalled capital commitments were $19.3 billion. Of these commitments, $13.6 billion were not yet generating management fees (“shadow AUM”).
Brookfield Merger
On March 13, 2019, Oaktree, Brookfield Asset Management Inc., a corporation incorporated under the laws of the Province of Ontario (“Brookfield”), Berlin Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”) and a wholly-owned subsidiary of Brookfield, Oslo Holdings LLC, a Delaware limited liability company (“SellerCo”) and a wholly-owned subsidiary of Oaktree Capital Group Holdings, L.P. (“OCGH”), and Oslo Holdings Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Oaktree (“Seller MergerCo”) entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the terms and conditions set forth in the Merger Agreement, effective on September 30, 2019, (i) Merger Sub merged with and into Oaktree (the “Merger”), with Oaktree continuing as the surviving entity, and (ii) immediately following the Merger, SellerCo merged with and into Seller MergerCo (the “Subsequent Merger” and together with the Merger, the “Mergers”), with Seller MergerCo continuing as the surviving entity.
Upon the completion of the Mergers on September 30, 2019, Brookfield acquired 61.2% of Oaktree’s business in a stock and cash transaction. The remaining 38.8% of the business will continue to be owned by OCGH, whose unitholders consist primarily of OCG’s founders and certain other members of management and current and former employees. As part of the Merger, Brookfield acquired all outstanding OCG Class A units for, at the election of OCG Class A unitholders, either $49.00 in cash or 1.0770 Class A shares of Brookfield per OCG Class A unit (subject to pro-ration to ensure that no more than fifty percent (50%) of the aggregate merger consideration is paid in the form of cash or stock), in each case, without interest and subject to any applicable withholding taxes.  In addition, as part of the Subsequent Merger the founders, senior management, and current and former employee-unitholders of OCGH sold 20% of their OCGH units to Brookfield for the same consideration as the OCG Class A unitholders received in the merger.
Restructuring Transaction
On the closing date of the Mergers, Oaktree and certain other entities entered into a Restructuring Agreement (the “Restructuring”) pursuant to which Oaktree’s direct and indirect ownership of general partner and limited partner interests in certain Oaktree Operating Group entities were transferred to newly-formed, indirect subsidiaries of Brookfield as of October 1, 2019. As a result, as of October 1, 2019, while Oaktree’s consolidated financial statements will continue to reflect its indirect economic interest in Oaktree Capital I, L.P. (“Oaktree Capital I”) and Oaktree Capital Management (Cayman), L.P. (“OCM Cayman”), such financial statements will no longer include economic interests in Oaktree Capital II, L.P., Oaktree Investment Holdings, L.P., Oaktree Capital Management, L.P. (“OCM LP”), and Oaktree AIF Investments, L.P.

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
Expenses
Compensation and Benefits
Compensation and benefits expense reflects all compensation-related items not directly related to incentive income, investment income or the vesting of Class A units, OCGH units, OCGH equity value units (“EVUs”), deferred equity units and other performance-based units, and includes salaries, bonuses, compensation based on management fees or a definition of profits, employee benefits, payroll taxes and phantom equity awards. Phantom equity awards represent liability-classified awards subject to vesting and remeasurement at the end of each reporting period. Phantom equity award expense reflects the vesting of those liability-classified awards, the equity distribution declared in the period and changes in the Class A unit price. For GAAP, compensation and benefits expense reflects the gross-up of reimbursable costs incurred on behalf of Oaktree funds in which the Company has determined it is the principal.
Equity-based Compensation
Equity-based compensation expense reflects the non-cash charge associated with grants of Class A units, OCGH units, EVUs, deferred equity units and other performance-based units. As of September 30, 2019, there was $218.9 million of unrecognized compensation expense, which is expected to be recognized as expense over a weighted average vesting period of 4.1 years as shown in the table below. These amounts are subject to change as a result of future unit grants, forfeitures, possible modifications to award terms, changes in the fair value of liability-classified EVUs, and changes in the estimated number of deferred equity units and other performance-based units that are expected to vest.
The following table summarizes the estimated amount of equity-based compensation expense to be recognized:

Equity-based Compensation Expense	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Estimated expense from equity grants awarded through September 2019	$21.8	$64.6	$47.8	$30.4	$18.5	$35.8	$218.9
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
Fee-related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure that we use to monitor the baseline earnings of our business. FRE is a component of DE and is comprised of management fees (“fee revenues”) less operating expenses other than incentive income compensation expense and non-cash equity-based compensation expense. FRE is considered baseline because it excludes all non-management fee revenue sources and applies all cash compensation and benefits other than incentive income compensation expense, as well as all general and administrative expenses, to management fees, even though those expenses also support the generation of incentive income and realized investment income proceeds. FRE is presented before income taxes.
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

Assets Under Management
AUM generally refers to the assets we manage and equals the NAV of the assets we manage, the leverage on which management fees are charged, the undrawn capital that we are entitled to call from investors in our funds pursuant to their capital commitments, investment proceeds held in trust for use in investment activities and our pro-rata portion of AUM managed by DoubleLine in which we hold a minority ownership interest. For our CLOs, AUM represents the aggregate par value of collateral assets and principal cash, for our publicly-traded BDCs, gross assets (including assets acquired with leverage), net of cash, for our special purpose acquisition companies, the proceeds of any initial public offerings held in trust for use in a business combination, and for DoubleLine funds, NAV. Our AUM includes amounts for which we charge no management fees. Our definition of AUM is not based on any definition contained in our operating agreement or the agreements governing the funds, accounts or companies that we manage or sponsor. Our calculation of AUM and the two AUM-related metrics below may not be directly comparable to the AUM metrics of other investment managers.

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

GAAP Consolidated Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Revenues:
Management fees	$179,761	$175,195	$524,798	$538,706
Incentive income	25,429	66,032	260,290	253,125
Total revenues	205,190	241,227	785,088	791,831
Expenses:
Compensation and benefits	(111,281)	(101,787)	(334,919)	(315,614)
Equity-based compensation	(22,779)	(14,747)	(59,756)	(44,614)
Incentive income compensation	(11,427)	(27,294)	(136,849)	(127,327)
Total compensation and benefits expense	(145,487)	(143,828)	(531,524)	(487,555)
General and administrative	(86,851)	(38,051)	(184,592)	(110,459)
Depreciation and amortization	(6,602)	(6,459)	(19,732)	(19,412)
Consolidated fund expenses	(6,540)	(2,829)	(12,994)	(9,383)
Total expenses	(245,480)	(191,167)	(748,842)	(626,809)
Other income (loss):
Interest expense	(59,883)	(39,456)	(149,643)	(115,504)
Interest and dividend income	101,882	74,490	278,782	205,089
Net realized gain (loss) on consolidated funds’ investments	(3,664)	(9,812)	(9,036)	(12,509)
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments	(40,964)	10,552	17,967	(34,939)
Investment income	26,819	58,196	121,804	149,682
Other income, net	—	5,629	58	7,240
Total other income	24,190	99,599	259,932	199,059
Income before income taxes	(16,100)	149,659	296,178	364,081
Income taxes	(4,798)	(6,568)	(11,148)	(17,832)
Net income	(20,898)	143,091	285,030	346,249
Less:
Net (income) loss attributable to non-controlling interests in consolidated funds	4,208	(14,427)	(82,234)	(17,792)
Net (income) loss attributable to non-controlling interests in consolidated subsidiaries	6,871	(72,005)	(109,259)	(187,945)
Net (income) loss attributable to OCG	(9,819)	56,659	93,537	140,512
Net income attributable to preferred unitholders	(6,829)	(3,909)	(20,487)	(3,909)
Net income (loss) attributable to OCG Class A unitholders	$(16,648)	$52,750	$73,050	$136,603

Distributions declared per Class A unit	$3.13	$0.55	$4.93	$2.27
Net income (loss) per Class A unit (basic and diluted):
Net income (loss) per Class A unit	$(0.22)	$0.74	$0.99	$1.95
Weighted average number of Class A units outstanding	75,995	71,369	74,005	70,167

Third Quarter Ended September 30, 2019 Compared to the Third Quarter Ended September 30, 2018
Revenues
Management Fees
Management fees increased $4.6 million, or 2.6%, to $179.8 million for the third quarter of 2019, from $175.2 million for the third quarter of 2018. The increase reflected an aggregate increase of $25.3 million principally from closed-end funds in their investment periods, partially offset by decline of $20.7 million primarily attributable to closed-end funds in liquidation.
Incentive Income
Incentive income decreased $40.6 million, or 61.5%, to $25.4 million for the third quarter of 2019, from $66.0 million for the third quarter of 2018. The third quarter of 2019 included $13.6 million from Oaktree Opportunities Fund VIII and $9.1 million from Oaktree Opportunities Fund VIIb. The third quarter of 2018 included $45.8 million from Oaktree Opportunities Fund VIIb.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $9.5 million, or 9.3%, to $111.3 million for the third quarter of 2019, from $101.8 million for the third quarter of 2018, primarily driven by growth in headcount, as well as higher expenses related to employee benefits.
Equity-based Compensation
Equity-based compensation expense increased $8.1 million, or 55.1%, to $22.8 million for the third quarter of 2019, from $14.7 million for the third quarter of 2018, primarily reflecting the impact of unit grants made during the first quarter of 2019.
Incentive Income Compensation
Incentive income compensation expense decreased $15.9 million, or 58.2%, to $11.4 million for the third quarter of 2019, from $27.3 million for the third quarter of 2018, primarily reflecting the decrease in incentive income.
General and Administrative
General and administrative expense increased $48.8 million, or 128.1%, to $86.9 million for the third quarter of 2019, from $38.1 million for the third quarter of 2018, primarily reflecting costs associated with the Brookfield transaction.
Depreciation and Amortization
Depreciation and amortization expense was $6.6 million and $6.5 million for the third quarter of 2019 and 2018, respectively.
Consolidated Fund Expenses
Consolidated fund expenses increased $3.7 million, or 132.1%, to $6.5 million for the third quarter of 2019, from $2.8 million for the third quarter of 2018. The increase reflected higher general costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense increased $20.4 million, or 51.6%, to $59.9 million for the third quarter of 2019, from $39.5 million for the third quarter of 2018. The increase was primarily attributable to our consolidated funds.
Interest and Dividend Income
Interest and dividend income increased $27.4 million, or 36.8%, to $101.9 million for the third quarter of 2019, from $74.5 million for the third quarter of 2018. The increase was primarily attributable to our consolidated funds.

Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $6.1 million, to a loss of $3.7 million for the third quarter of 2019, from a loss of $9.8 million for the third quarter of 2018. The increase reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $51.6 million, to a loss of $41.0 million for the third quarter of 2019, from a gain of $10.6 million for the third quarter of 2018. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments decreased $45.3 million, to a net loss of $44.6 million for the third quarter of 2019, from a net gain of $0.7 million for the third quarter of 2018, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income decreased $31.4 million, or 54.0%, to $26.8 million for the third quarter of 2019, from $58.2 million for the third quarter of 2018. The decrease primarily reflected lower returns on our Credit, Real Assets and Non-Oaktree investments.
Income Taxes
Income taxes decreased $1.8 million, or 27.3%, to $4.8 million for the third quarter of 2019, from $6.6 million for the third quarter of 2018.  The decrease primarily reflected a lower effective tax rate for the third quarter of 2019, resulting from costs associated with the Brookfield transaction. The effective tax rates applicable to Class A unitholders for the third quarters of 2019 and 2018 were (48)% and 11%, respectively, resulting from full-year effective rates of 0% and 8%, respectively.  The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income (Loss) Attributable to Non-controlling Interests in Consolidated Funds
Net income (loss) attributable to non-controlling interests in consolidated funds decreased $18.6 million, to a loss of $4.2 million for the third quarter of 2019, from income of $14.4 million for the third quarter of 2018. The decrease reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income (loss) attributable to Oaktree Capital Group, LLC Class A unitholders decreased $69.4 million, or 131.4%, to a loss of $16.6 million for the third quarter of 2019, from income of $52.8 million for the third quarter of 2018, primarily reflecting costs associated with the Brookfield transaction.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues
Management Fees
Management fees decreased $13.9 million, or 2.6%, to $524.8 million for the first nine months of 2019, from $538.7 million for the first nine months of 2018. The decrease reflected an aggregate decline of $76.4 million primarily attributable to unconsolidated closed-end funds in liquidation, partially offset by an aggregate increase of $62.5 million principally from closed-end funds in their investment periods.
Incentive Income
Incentive income increased $7.2 million, or 2.8%, to $260.3 million for the first nine months of 2019, from $253.1 million for the first nine months of 2018. The first nine months of 2019 included $177.3 million from Oaktree Opportunities Fund VIII while Oaktree Principal Opportunities Fund IV contributed $104.8 million of incentive income to the first nine months of 2018.
Expenses
Compensation and Benefits
Compensation and benefits expense increased $19.3 million, or 6.1%, to $334.9 million for the first nine months of 2019, from $315.6 million for the first nine months of 2018, primarily driven by growth in headcount, as well as higher expenses related to employee benefits.
Equity-based Compensation
Equity-based compensation expense increased $15.2 million, or 34.1% to $59.8 million for the first nine months of 2019, from $44.6 million for the first nine months of 2018, primarily due to the impact of unit grants made during the first quarter of 2019.
Incentive Income Compensation
Incentive income compensation expense increased $9.5 million, or 7.5%, to $136.8 million for the first nine months of 2019, from $127.3 million for the first nine months of 2018, primarily reflecting the increase in incentive income.
General and Administrative
General and administrative expense increased $74.1 million, or 67.1%, to $184.6 million for the first nine months of 2019, from $110.5 million for the first nine months of 2018, primarily reflecting costs associated with the Brookfield transaction.
Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million, or 1.5%, to $19.7 million for the first nine months of 2019, from $19.4 million for the first nine months of 2018.
Consolidated Fund Expenses
Consolidated fund expenses increased $3.6 million, or 38.3%, to $13.0 million for the first nine months of 2019, from $9.4 million for the first nine months of 2018. The increase reflected higher general costs of our consolidated funds.
Other Income (Loss)
Interest Expense
Interest expense increased $34.1 million, or 29.5%, to $149.6 million for the first nine months of 2019, from $115.5 million for the first nine months of 2018. The increase was primarily attributable to our consolidated funds.

Interest and Dividend Income
Interest and dividend income increased $73.7 million, or 35.9%, to $278.8 million for the first nine months of 2019, from $205.1 million for the first nine months of 2018. The increase was primarily attributable to our consolidated funds.
Net Realized Gain (Loss) on Consolidated Funds’ Investments
Net realized gain (loss) on consolidated funds’ investments increased $3.5 million, to a loss of $9.0 million for the first nine months of 2019, from a loss of $12.5 million for the first nine months of 2018. The increase reflected our consolidated funds’ performance in each period.
Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
Net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $52.9 million, to a gain of $18.0 million for the first nine months of 2019, from a loss of $34.9 million for the first nine months of 2018. Excluding the impact of the reversal of net realized gain (loss) on consolidated funds’ investments, the net change in unrealized appreciation (depreciation) on consolidated funds’ investments increased $56.3 million, to a net gain of $8.9 million for the first nine months of 2019, from a net loss of $47.4 million for the first nine months of 2018, reflecting our consolidated funds’ performance in each period.
Investment Income
Investment income decreased $27.9 million, or 18.6%, to $121.8 million for the first nine months of 2019, from $149.7 million for the first nine months of 2018. The decrease primarily reflected lower returns on our Credit and Real Assets investments, partially offset by higher returns on our Listed Equities investments.
Income Taxes
Income taxes decreased $6.7 million, or 37.6%, to $11.1 million for the first nine months of 2019, from $17.8 million for the first nine months of 2018.  The decrease primarily reflected lower pre-tax income attributable to Class A unitholders, partially offset by a higher effective tax rate for the first nine months of 2019. The effective tax rates applicable to Class A unitholders for the first nine months 2019 and 2018 were 13% and 10%, respectively. The effective tax rate used for interim fiscal periods is based on an estimated full-year effective tax rate on income that can be reliably forecasted, combined with the tax expense in the current period on incentive income and any other income that cannot be reliably estimated. We generally expect variability in tax rates between periods, because the effective tax rate is a function of the mix of income and other factors, each of which can have a material impact on the particular period’s income tax expense and may vary significantly within or between years.  Please see “—Understanding Our Results—Consolidation of Oaktree Funds.”
Net Income Attributable to Non-controlling Interests in Consolidated Funds
Net income attributable to non-controlling interests in consolidated funds increased $64.4 million, to $82.2 million for the first nine months of 2019, from $17.8 million for the first nine months of 2018. The increase reflected our consolidated funds’ performance attributable to third-party investors in each period.
Net Income Attributable to Oaktree Capital Group, LLC Class A Unitholders
Net income attributable to Oaktree Capital Group, LLC Class A unitholders decreased $63.5 million, or 46.5%, to $73.1 million for the first nine months of 2019, from $136.6 million for the first nine months of 2018, primarily reflecting costs associated with the Brookfield transaction.

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
The following table presents non-GAAP financial data:

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2019	2018	2019	2018
Non-GAAP Results: (1)	(in thousands, except per unit data or as otherwise indicated)

Distributable earnings revenues	$252,739	$319,822	$1,233,808	$1,084,141
Distributable earnings	86,245	143,940	458,480	452,199
Distributable earnings per Class A unit	0.57	0.88	2.88	2.74

Fee revenues	201,557	197,056	589,695	595,938
Fee-related earnings	57,371	56,286	141,328	165,648
Fee-related earnings per Class A unit	0.35	0.34	0.86	0.99

Weighted Average Units:
OCGH	83,666	85,775	84,796	86,675
Class A	75,995	71,369	74,005	70,167
Total units	159,661	157,144	158,801	156,842

Operating Metrics:
Assets under management (in millions):
Assets under management	$121,940	$123,516	$121,940	$123,516
Management fee-generating assets under management	102,061	100,693	102,061	100,693
Incentive-creating assets under management	35,765	33,626	35,765	33,626
Uncalled capital commitments	19,336	21,435	19,336	21,435
Accrued incentives (fund level):
Incentives created (fund level)	77,330	134,966	176,664	365,468
Incentives created (fund level), net of associated incentive income compensation expense	36,742	59,278	90,441	172,497
Accrued incentives (fund level)	1,345,718	1,924,410	1,345,718	1,924,410
Accrued incentives (fund level), net of associated incentive income compensation expense	642,186	914,886	642,186	914,886

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
Assets Under Management

	As of
	September 30, 2019	June 30, 2019	September 30, 2018
Assets Under Management:	(in millions)
Closed-end funds	$56,762	$55,718	$57,734
Open-end funds	26,564	27,359	32,454
Evergreen funds	9,247	9,284	8,672
DoubleLine (1)	29,367	28,007	24,656
Total	$121,940	$120,368	$123,516

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Change in Assets Under Management:	(in millions)
Beginning balance	$120,368	$121,584	$119,560	$123,930
Closed-end funds:
Capital commitments/other (2)	4,133	2,205	8,100	5,268
Distributions for a realization event/other (3)	(1,778)	(1,478)	(6,108)	(5,561)
Change in uncalled capital commitments for funds entering or in liquidation (4)	(4)	90	(645)	(142)
Foreign-currency translation	(369)	(41)	(396)	(266)
Change in market value (5)	178	745	1,159	1,701
Change in applicable leverage	(1,116)	(81)	(2,454)	(137)
Open-end funds:
Contributions	1,319	841	2,856	2,456
Redemptions	(2,182)	(1,745)	(8,758)	(5,436)
Foreign-currency translation	(217)	(49)	(237)	(241)
Change in market value (5)	285	583	2,922	234
Evergreen funds:
Contributions or new capital commitments (6)	298	306	688	809
Redemptions or distributions (7)	(164)	(205)	(357)	(636)
Foreign-currency translation	—	1	—	—
Change in market value (5)	(171)	144	358	583
DoubleLine:
Net change in DoubleLine	1,360	616	5,252	954
Ending balance	$121,940	$123,516	$121,940	$123,516

(1)	DoubleLine AUM reflects our pro-rata portion (based on our 20% ownership stake) of DoubleLine’s total AUM.

(2)	These amounts include capital commitments, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
Management Fee-generating AUM

	As of
	September 30, 2019	June 30, 2019	September 30, 2018
Management Fee-generating AUM:	(in millions)
Closed-end funds:
Senior Loans	$7,037	$7,525	$8,297
Other closed-end funds	30,946	30,440	28,054
Open-end funds	26,355	27,106	32,120
Evergreen funds	8,356	8,357	7,566
DoubleLine	29,367	28,007	24,656
Total	$102,061	$101,435	$100,693

	Three months ended September 30,		Nine Months Ended September 30,
Change in Management Fee-generating AUM:	2019	2018	2019	2018
	(in millions)
Beginning balance	$101,435	$100,547	$98,108	$104,287
Closed-end funds:
Capital commitments to funds that pay fees based on committed capital/other (1)	1,743	465	5,078	465
Capital drawn by funds that pay fees based on drawn capital, NAV or cost basis	1,329	608	2,422	1,552
Change attributable to funds in liquidation (2)	(902)	(1,052)	(2,128)	(3,628)
Change in uncalled capital commitments for funds entering or in liquidation that pay fees based on committed capital (3)	(5)	(174)	(5)	(174)
Distributions by funds that pay fees based on NAV / other (4).	(757)	(95)	(1,770)	(449)
Foreign-currency translation	(297)	(36)	(314)	(242)
Change in market value (5).	(23)	63	123	115
Change in applicable leverage	(1,070)	(78)	(2,358)	(133)
Open-end funds:
Contributions	1,272	791	2,807	2,355
Redemptions	(2,092)	(1,721)	(8,620)	(5,412)
Foreign-currency translation	(217)	(49)	(236)	(241)
Change in market value	286	579	2,901	230
Evergreen funds:
Contributions or capital drawn by funds that pay fees based on drawn capital or NAV (6)	288	302	737	999
Redemptions or distributions (7)	(167)	(206)	(363)	(558)
Change in market value (5).	(122)	133	427	573
Change in applicable leverage	—	—	—	—
DoubleLine:
Net change in DoubleLine	1,360	616	5,252	954
Ending balance	$102,061	$100,693	$102,061	$100,693

(1)	These amounts include capital commitments to funds that pay fees based on committed capital, as well as the aggregate par value of collateral assets and principal cash related to new CLO formations.

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

(6)	These amounts include contributions and capital commitments, and for our publicly-traded BDCs, issuances of equity or debt capital.

(7)	These amounts include redemptions and distributions, and for our publicly-traded BDCs, dividends, repurchases of equity capital or repayment of debt.
A reconciliation of AUM to management fee-generating AUM is set forth below:

	As of
Reconciliation of AUM to Management Fee-generating AUM:	September 30, 2019	June 30, 2019	September 30, 2018
	(in millions)
Assets under management	$121,940	$120,368	$123,516
Difference between assets under management and committed capital or the lesser of funded capital or cost basis for applicable closed-end funds (1)	(1,397)	(1,601)	(3,040)
Undrawn capital commitments to closed-end funds that have not yet commenced their investment periods	(9,485)	(9,133)	(10,098)
Undrawn capital commitments to funds for which management fees are based on drawn capital, NAV or cost basis	(4,125)	(4,081)	(5,263)
Oaktree’s general partner investments in management fee-generating funds	(1,548)	(1,598)	(1,798)
Funds that pay no management fees (2)	(3,324)	(2,520)	(2,624)
Management fee-generating assets under management	$102,061	$101,435	$100,693

(1)	This difference is not applicable to closed-end funds that pay management fees based on NAV or leverage.

(2)
This includes funds that are no longer paying management fees, co-investments that pay no management fees, certain accounts that pay administrative fees intended to offset Oaktree’s costs related to the accounts, and CLOs in the warehouse stage or with extended management fee start dates that currently pay no management fees.

The period-end weighted average annual management fee rates applicable to the closed-end, open-end and evergreen management fee-generating AUM balances above are set forth below.

	As of
Weighted Average Annual Management Fee Rates:	September 30, 2019	June 30, 2019	September 30, 2018
Closed-end funds:
Senior Loans	0.45%	0.47%	0.50%
Other closed-end funds	1.39	1.41	1.46
Open-end funds	0.44	0.45	0.45
Evergreen funds (1)	1.16	1.17	1.19
All Oaktree funds (2)	0.93	0.93	0.90

(1)	Fee rates reflect the applicable asset-based management fee rates, exclusive of quarterly incentive fees on investment income that are included in management fees.

(2)	Excludes DoubleLine funds.

Incentive-creating AUM
Incentive-creating AUM is set forth below. The portion of incentive-creating AUM generating incentives at the fund level was $24.5 billion as of September 30, 2019, $19.5 billion as of December 31, 2018 and $21.1 billion as of September 30, 2018. Incentive-creating AUM does not include undrawn capital commitments.

	As of
	September 30, 2019	June 30, 2019	September 30, 2018
Incentive-creating AUM:	(in millions)
Closed-end funds	$28,411	$28,521	$26,801
Evergreen funds	6,726	6,822	6,236
DoubleLine	628	657	589
Total	$35,765	$36,000	$33,626
Third Quarter Ended September 30, 2019
AUM increased $1.5 billion, or 1.2%, to $121.9 billion as of September 30, 2019, from $120.4 billion as of June 30, 2019. The increase primarily reflected $4.1 billion of capital commitments to closed-end funds and $1.4 billion attributable to DoubleLine, partially offset by $1.8 billion of distributions to closed-end fund investors, change in applicable leverage of $1.1 billion, and $0.9 billion of net outflows from open-end funds. Commitments to closed-end funds included $1.5 billion for CLOs, $0.9 for Oaktree Principal Continuation Fund V, $0.6 billion for Emerging Markets Opportunities, $0.4 billion for Oaktree Transportation Infrastructure Fund, and $0.3 billion for Oaktree Special Situations Fund II (“SS II”).
Management fee-generating AUM, a forward-looking metric, increased $0.7 billion, or 0.7%, to $102.1 billion as of September 30, 2019, from $101.4 billion as of June 30, 2019. The increase primarily reflected $1.7 billion of capital commitments to funds that pay fees based on committed capital, $1.4 billion attributable to DoubleLine and$1.3 billion of capital drawn by funds that pay fees based on drawn capital, NAV or cost basis, partially offset by $1.1 billion change in applicable leverage, $0.9 billion attributable to closed-end funds in liquidation, and $0.8 billion of net outflows from open-end funds.
Incentive-creating AUM decreased $0.2 billion, or 0.6%, to $35.8 billion as of September 30, 2019, from $36.0 billion as of June 30, 2019. The decrease reflected an aggregate decrease of $2.1 billion primarily attributable to distributions and market-value losses, partially offset by an aggregate $1.9 billion of drawdowns and contributions.
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

Nine Months Ended September 30, 2019
AUM increased $3.0 billion, or 2.5%, to $121.9 billion as of September 30, 2019, from $119.6 billion as of December 31, 2018. The increase primarily reflected $8.1 billion of capital commitments to closed-end funds, $5.3 billion attributable to DoubleLine and, $4.4 billion in market-value gains, partially offset by $6.8 billion of distributions to closed-end fund investors and uncalled capital commitments and $5.9 billion of net outflows from open-end funds.
Management fee-generating AUM, a forward-looking metric, increased $4.0 billion, or 4.0%, to $102.1 billion as of September 30, 2019, from $98.1 billion as of December 31, 2018. The increase primarily reflected $5.3 billion attributable to DoubleLine, $4.6 billion for new CLOs, HS III and Oaktree Power Opportunities Fund V, and $3.5 billion in market-value gains, partially offset by $5.8 billion of net outflows from open-end funds and $3.8 billion attributable to closed-end funds in liquidation and distributions by funds that pay fees based on NAV.
Incentive-creating AUM increased $1.2 billion, or 3.0%, to $35.8 billion as of September 30, 2019, from $34.6 billion as of December 31, 2018. The increase reflected an aggregate $6.4 billion in drawdowns, contributions and market-value gains, partially offset by an aggregate decline of $5.2 billion primarily attributable to distributions.
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

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2019	2018	2019	2018
Accrued Incentives (Fund Level):	(in thousands)
Beginning balance	$1,294,866	$1,863,932	$1,722,120	$1,920,339
Incentives created (fund level):
Closed-end funds	88,049	115,659	145,147	315,815
Evergreen funds	(11,768)	18,787	26,917	49,033
DoubleLine	1,049	520	4,600	620
Total incentives created (fund level)	77,330	134,966	176,664	365,468
Less: incentive income recognized by us	(26,478)	(74,488)	(553,066)	(361,397)
Ending balance	$1,345,718	$1,924,410	$1,345,718	$1,924,410
Accrued incentives (fund level), net of associated incentive income compensation expense	$642,186	$914,886	$642,186	$914,886

As of September 30, 2019 and 2018, the portion of net accrued incentives (fund level) represented by funds that were currently paying incentives was $127.2 million (or 20%) and $329.9 million (or 36%), respectively, with the remainder arising from funds that as of that date were not at the stage of their cash distribution waterfall where Oaktree was entitled to receive incentives, other than possibly tax-related distributions.
As of September 30, 2019, $495.2 million, or 77%, of the net accrued incentives (fund level) was in evergreen or closed-end funds in their liquidation period. Please see note 2 for a discussion of the fair-value hierarchy level established by GAAP.
Third Quarters Ended September 30, 2019 and 2018
Incentives created (fund level) was $77.3 million for the third quarter of 2019, primarily reflecting $43.1 million of incentives created (fund level) from Private Equity funds and $41.5 million from Real Asset funds.
Incentives created (fund level) was $135.0 million for the third quarter of 2018, primarily reflecting $53.4 million of incentives created (fund level) from Private Equity funds, $38.9 million from Credit funds, and $35.5 million from Real Asset funds.
Nine Months Ended September 30, 2019 and 2018
Incentives created (fund level) was $176.7 million for the first nine months of 2019, primarily reflecting $95.6 million of incentives created (fund level) from Real Asset funds and $58.9 million from Credit funds.
Incentives created (fund level) was $365.5 million for the first nine months of 2018, primarily reflecting $174.3 million of incentives created (fund level) from Credit funds, $104.6 million from Private Equity funds and $79.1 million from Real Asset funds.
Uncalled Capital Commitments
As of September 30, 2019, June 30, 2019, and September 30, 2018, uncalled capital commitments were $19.3 billion, $18.0 billion and $21.4 billion, respectively. Invested capital during the quarter and 12 months ended September 30, 2019 aggregated $1.9 billion and $10.3 billion, respectively, as compared with $2.8 billion and $8.7 billion for the comparable prior-year periods.

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
Distributable Earnings
The following schedules set forth the components of distributable earnings:
Distributable Earnings Revenues

	Three Months Ended September 30,		Nine months ended September 30, 2019
	2019	2018	2019	2018
	(in thousands)
Revenues:
Management fees	$201,557	$197,056	$589,695	$595,938
Incentive income	26,478	74,488	553,066	361,397
Realized investment income proceeds	24,704	48,278	91,047	126,806
Total distributable earnings revenues	$252,739	$319,822	$1,233,808	$1,084,141

Adjusted Expenses

	Three Months Ended September 30,		Nine months ended September 30, 2019
	2019	2018	2019	2018
	(in thousands)
Expenses:
Compensation and benefits	$(108,489)	$(100,589)	$(329,946)	$(309,001)
Incentive income compensation	(11,427)	(31,508)	(293,015)	(182,934)
General and administrative	(33,289)	(37,963)	(111,273)	(114,508)
Depreciation and amortization	(2,408)	(2,218)	(7,148)	(6,781)
Total adjusted expenses	$(155,613)	$(172,278)	$(741,382)	$(613,224)

Distributable Earnings

	Three Months Ended September 30,		Nine months ended September 30, 2019
	2019	2018	2019	2018
	(in thousands)

Interest expense, net of interest income (1)	$(1,705)	$(2,197)	$(3,257)	$(8,006)
Preferred unit distributions	(6,829)	(3,909)	(20,487)	(3,909)
Operating Group income taxes	1,175	(222)	(1,258)	(5,108)
Other income (expense), net	(3,522)	2,724	(8,944)	(1,695)
Distributable earnings (2)	$86,245	$143,940	$458,480	$452,199

(1)
Interest income was $4.5 million and $15.4 million for the three and nine months ended September 30, 2019, respectively, and $4.0 million and $9.9 million for the three and nine months ended September 30, 2018, respectively.

(2)	Reflects the sum of total distributable earnings revenues, adjusted expenses, net interest expense, preferred unit distributions, Operating Group income taxes and other income (expense).

Third Quarter Ended September 30, 2019 Compared to the Third Quarter Ended September 30, 2018
Distributable Earnings Revenues
Management Fees
A summary of management fees is set forth below:

	Three months ended September 30,
	2019	2018
	(in thousands)
Management fees:
Closed-end funds	$122,159	$114,236
Open-end funds	30,774	36,201
Evergreen funds	29,565	28,269
DoubleLine	19,059	18,350
Total management fees	$201,557	$197,056

Management fees increased $4.5 million, or 2.3%, to $201.6 million for the third quarter of 2019, from $197.1 million for the third quarter of 2018, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds increased $8.0 million, or 7.0%, to $122.2 million for the third quarter of 2019, from $114.2 million for the third quarter of 2018. The increase reflected an aggregate increase of $25.6 million principally from closed-end funds in their investment periods, partially offset by an aggregate decline of $17.6 million primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $5.4 million, or 14.9%, to $30.8 million for the third quarter of 2019, from $36.2 million for the third quarter of 2018. The decrease was primarily attributable to net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $1.3 million, or 4.6%, to $29.6 million for the third quarter of 2019, from $28.3 million for the third quarter of 2018, primarily reflecting net inflows.

•
DoubleLine.    Management fees attributable to DoubleLine increased $0.7 million, or 3.8%, to $19.1 million for the third quarter of 2019, from $18.4 million for the third quarter of 2018, primarily driven by AUM growth.

Incentive Income
A summary of incentive income is set forth below:

	Three months ended September 30,
	2019	2018
	(in thousands)
Incentive Income:
Closed-end funds	$25,335	$73,576
Evergreen funds	94	392
DoubleLine	1,049	520
Total	$26,478	$74,488
Incentive income decreased $48.0 million, or 64.4%, to $26.5 million for the third quarter of 2019, from $74.5 million for the third quarter of 2018. The third quarter of 2019 included $13.6 million from Oaktree Opportunities Fund VIII and $9.1 million from Oaktree Opportunities Fund VIIb. The third quarter of 2018 included $45.8 million from Oaktree Opportunities Fund VIIb.

Realized Investment Income Proceeds
A summary of realized investment income proceeds is set forth below:

	Three months ended September 30,
	2019	2018
	(in thousands)
Oaktree funds:
Credit	$13,845	$11,575
Private Equity	4,179	6,023
Real Assets	1,930	4,061
Listed Equities	3,394	14,375
Non-Oaktree	1,356	12,244
Total realized investment income proceeds	$24,704	$48,278
Realized investment income proceeds decreased $23.6 million, or 48.9%, to $24.7 million for the third quarter of 2019, from $48.3 million for the third quarter of 2018, primarily reflecting lower proceeds from our Listed Equities and non-Oaktree investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $7.9 million, or 7.9%, to $108.5 million for the third quarter of 2019, from $100.6 million for the third quarter of 2018, primarily driven by growth in headcount, as well as higher expenses related to employee benefits.
Incentive Income Compensation
Incentive income compensation expense decreased $20.1 million, or 63.8%, to $11.4 million for the third quarter of 2019, from $31.5 million for the third quarter of 2018, reflecting the decrease in incentive income.
General and Administrative
General and administrative expense decreased $4.7 million, or 12.4%, to $33.3 million for the third quarter of 2019, from $38.0 million for the third quarter of 2018, primarily reflecting lower expenses related to professional fees and placement fees associated with fundraising activities.
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million, or 9.1%, to $2.4 million for the third quarter of 2019, from $2.2 million for the third quarter of 2018.
Interest Expense, Net
Interest expense, net decreased $0.5 million, or 22.7%, to $1.7 million for the third quarter of 2019, from $2.2 million for the third quarter of 2018. The decrease was driven by higher interest income.
Preferred Unit Distributions
The third quarter of 2019 included Series A and Series B preferred unit distributions of $6.8 million in the aggregate, as compared with a $3.9 million Series A preferred unit distribution in the third quarter of 2018. Our Series B preferred units were issued in the third quarter of 2018.
Other income (expense), net
Other income (expense), net decreased $6.2 million to $3.5 million of other expense for the third quarter of 2019 compared with $2.7 million of other income for the third quarter of 2018. The third quarter of 2018 benefited from gains associated with non-operating corporate activities.

Distributable Earnings
Distributable earnings decreased $57.7 million, or 40.1%, to $86.2 million for the third quarter of 2019, from $143.9 million for the third quarter of 2018. The decrease primarily reflected $27.9 million in lower net incentive income and $23.6 million in lower realized investment income proceeds. The portion of distributable earnings attributable to our Class A units was $0.57 and $0.88 per unit for the third quarters of 2019 and 2018, respectively, reflecting distributable earnings per Operating Group unit of $0.54 and $0.92, respectively, less costs borne by Class A unitholders for professional fees and other expenses, cash taxes attributable to the Intermediate Holding Companies, and amounts payable pursuant to the tax receivable agreement.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Distributable Earnings Revenues
Management Fees
A summary of management fees is set forth below:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Management fees:
Closed-end funds	$353,770	$352,718
Open-end funds	93,666	111,399
Evergreen funds	89,940	77,758
DoubleLine	52,319	54,063
Total management fees	$589,695	$595,938

Management fees decreased $6.2 million, or 1.0%, to $589.7 million for the first nine months of 2019, from $595.9 million for the first nine months of 2018, for the reasons described below.

•
Closed-end funds.    Management fees attributable to closed-end funds increased $1.1 million, or 0.3%, to $353.8 million for the first nine months of 2019, from $352.7 million for the first nine months of 2018. The increase reflected an aggregate increase of $60.5 million principally from closed-end funds in their investment periods, partially offset by an aggregate decline of $59.4 million primarily attributable to closed-end funds in liquidation.

•
Open-end funds.    Management fees attributable to open-end funds decreased $17.7 million, or 15.9%, to $93.7 million for the first nine months of 2019, from $111.4 million for the first nine months of 2018. The decrease was primarily attributable to net outflows.

•
Evergreen funds.    Management fees attributable to evergreen funds increased $12.1 million, or 15.6%, to $89.9 million for the first nine months of 2019, from $77.8 million for the first nine months of 2018, primarily attributable to AUM growth.

•
DoubleLine.    Management fees attributable to DoubleLine decreased $1.8 million, or 3.3%, to $52.3 million for the first nine months of 2019, from $54.1 million for the first nine months of 2018, primarily reflecting higher expenses.

Incentive Income
A summary of incentive income is set forth below:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Incentive Income:
Closed-end funds	$545,034	$357,029
Evergreen funds	3,432	3,748
DoubleLine	4,600	620
Total	$553,066	$361,397
Incentive income increased $191.7 million, or 53.0%, to $553.1 million for the first nine months of 2019, from $361.4 million for the first nine months of 2018. The 2019 period included regular and tax-related incentive income of $251.3 million and $301.8 million, respectively, as compared to $243.7 million and $117.7 million in the 2018 period, respectively.
Realized Investment Income Proceeds
A summary of realized investment income proceeds is set forth below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Oaktree funds:
Credit	$57,805	$39,816
Private Equity	3,069	25,918
Real Assets	9,510	12,329
Listed Equities	11,192	19,926
Non-Oaktree	9,471	28,817
Total realized investment income proceeds	$91,047	$126,806
Realized investment income proceeds decreased $35.8 million, or 28.2%, to $91.0 million for the first nine months of 2019, from $126.8 million for the first nine months of 2018, primarily reflecting lower proceeds from our Private Equity, non-Oaktree, and Listed Equities investments, partially offset by higher proceeds from our Credit investments.
Adjusted Expenses
Compensation and Benefits
Compensation and benefits expense increased $20.9 million, or 6.8%, to $329.9 million for the first nine months of 2019, from $309.0 million for the first nine months of 2018, primarily driven by growth in headcount, as well as higher expenses related to employee benefits.
Incentive Income Compensation
Incentive income compensation expense increased $110.1 million, or 60.2%, to $293.0 million for the first nine months of 2019, from $182.9 million for the first nine months of 2018, reflecting the growth in incentive income.
General and Administrative
General and administrative expense decreased $3.2 million, or 2.8%, to $111.3 million for the first nine months of 2019, from $114.5 million for the first nine months of 2018, primarily reflecting lower professional fees, partially offset by higher placement fees associated with fundraising activities.

Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million, or 4.4%, to $7.1 million for the first nine months of 2019, from $6.8 million for the first nine months of 2018.
Interest Expense, Net
Interest expense, net decreased $4.7 million, or 58.8%, to $3.3 million for the first nine months of 2019, from $8.0 million for the first nine months of 2018. The decrease was primarily driven by higher interest income.
Preferred Unit Distributions
The first nine months of 2019 included Series A and Series B preferred unit distributions of $20.5 million in the aggregate, as compared with $3.9 million for the first nine months of 2018, reflecting the issuances of our Series A and Series B preferred units in the second and third quarters of 2018, respectively.
Other income (expense), net
Other income (expense), net decreased $7.2 million to $8.9 million of other expense for the first nine months of 2019 compared with $1.7 million of other expense for the first nine months of 2018. The first nine months of 2018 benefited from gains associated with non-operating corporate activities.

Distributable Earnings
Distributable earnings increased $6.3 million, or 1.4%, to $458.5 million for the first nine months of 2019, from $452.2 million for the first nine months of 2018. The increase reflected $81.6 million in higher net incentive income, partially offset by $35.8 million in lower realized investment income proceeds, $24.3 million in lower fee-related earnings, and $16.6 million of higher preferred unit distributions. The portion of distributable earnings attributable to our Class A units was $2.88 and $2.74 per unit for the first nine months of 2019 and 2018, respectively, reflecting distributable earnings per Operating Group unit of $2.89 and $2.88, respectively, less costs borne by Class A unitholders.

Fee-related Earnings
Third Quarter Ended September 30, 2019 Compared to the Third Quarter Ended September 30, 2018
Fee-related earnings increased $1.1 million, or 2.0%, to $57.4 million for the third quarter of 2019, from $56.3 million for the third quarter of 2018, primarily reflecting $4.7 million in lower general and administrative expenses and an increase of $4.5 million in management fees, partially offset by $7.9 million in higher compensation and benefits expense.
The effective tax rates applicable to fee-related earnings for the third quarters of 2019 and 2018 were 2% and 5%, respectively, resulting from full-year effective tax rates of 3% and 6%, respectively. The rate used for interim fiscal periods is based on the estimated full-year effective tax rate, which is subject to change as the year progresses. In general, the annual effective tax rate increases as annual fee-related earnings increase, and vice versa.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Fee-related earnings decreased $24.3 million, or 14.7%, to $141.3 million for the first nine months of 2019, from $165.6 million for the first nine months of 2018, primarily reflecting $20.9 million in higher compensation and benefits expense and $6.2 million in lower management fees.
The effective tax rates applicable to fee-related earnings for the first nine months of 2019 and 2018 were 2% and 5%, respectively.

Reconciliation of GAAP to Non-GAAP Results
The following table reconciles net income attributable to Oaktree Capital Group, LLC Class A unitholders to distributable earnings and fee-related earnings.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income attributable to OCG Class A unitholders	$(16,648)	$52,750	$73,050	$136,603
Incentive income (1)	—	7,935	288,176	107,581
Incentive income compensation (1)	—	(4,214)	(156,166)	(55,607)
Investment income	4,349	(51,796)	(86,618)	(94,567)
Realized investment income proceeds (2)	24,704	48,278	91,047	126,806
Equity-based compensation (3)	22,779	14,747	59,756	44,614
Foreign-currency hedging (4)	(634)	(247)	(525)	(3,110)
Acquisition-related items (5)	56,385	1,703	82,087	443
Other expense, net (6)	(2,745)	(2,745)	(8,235)	(8,235)
Income taxes	5,973	6,346	9,890	12,724
Non-Operating Group (income) expenses (7)	19	321	177	629
Non-controlling interests (7)	(7,937)	70,862	105,841	184,318
Distributable earnings (8)	86,245	143,940	458,480	452,199
Incentive income	(26,478)	(74,488)	(553,066)	(361,397)
Incentive income compensation	11,427	31,508	293,015	182,934
Realized investment income proceeds	(24,704)	(48,278)	(91,047)	(126,806)
Interest expense, net of interest income	1,705	2,197	3,257	8,006
Preferred unit distributions	6,829	3,909	20,487	3,909
Other expense, net	3,522	(2,724)	8,944	1,695
Operating Group income taxes	(1,175)	222	1,258	5,108
Fee-related earnings (8)	$57,371	$56,286	$141,328	$165,648

(1)	This adjustment relates to unrealized incentive income which is excluded from distributable earnings revenues and incentive income compensation expense.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Distributable earnings	$86,245	$143,940	$458,480	$452,199
OCGH non-controlling interest	(45,195)	(78,568)	(246,352)	(250,726)
Non-Operating Group income (expense)	(19)	(321)	(177)	(629)
Distributable earnings-Class A income taxes	6,068	1,687	12,919	3,327
Tax receivable agreement	(3,827)	(4,008)	(11,481)	(11,874)
Distributable earnings-Class A	$43,272	$62,730	$213,389	$192,297
Distributable earnings per Class A unit	$0.57	$0.88	$2.88	$2.74
Weighted average number of Class A units outstanding	75,995	71,369	74,005	70,167

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per unit data)
Fee-related earnings	$57,371	$56,286	$141,328	$165,648
OCGH non-controlling interest	(30,064)	(30,723)	(75,307)	(91,614)
Non-Operating Group expense	(140)	(239)	(810)	(984)
Fee-related earnings-Class A income taxes	(594)	(1,170)	(1,328)	(3,324)
Fee-related earnings-Class A	$26,573	$24,154	$63,883	$69,726
Fee-related earnings per unit	$0.35	$0.34	$0.86	$0.99
Weighted average number of total units outstanding	75,995	71,369	74,005	70,167

The following table reconciles GAAP revenues to distributable earnings revenues and fee-related earnings revenues.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
GAAP revenues	$205,190	$241,227	$785,088	$791,831
Consolidated funds (1)	2,737	3,512	12,578	3,240
Management fees (2)	19,059	18,350	52,319	54,063
Incentive income (3)	1,049	8,455	292,776	108,201
Realized investment income proceeds	24,704	48,278	91,047	126,806
Distributable earnings revenues	252,739	319,822	1,233,808	1,084,141
Incentive income	(26,478)	(74,488)	(553,066)	(361,397)
Realized investment income proceeds	(24,704)	(48,278)	(91,047)	(126,806)
Fee revenues	$201,557	$197,056	$589,695	$595,938

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

The following tables reconcile GAAP consolidated financial data to non-GAAP data:

	For the Three Months Ended September 30, 2019
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$179,761	$21,796	$201,557
Incentive income (1)	25,429	1,049	26,478
Realized investment income proceeds (2)	—	24,704	24,704
Total expenses (3)	(245,480)	89,867	(155,613)
Interest expense, net (4)	(59,883)	58,178	(1,705)
Investment income (2)	26,819	(26,819)	—
Other income (expense), net (5)	—	(3,522)	(3,522)
Other income of consolidated funds (6)	57,254	(57,254)	—
Income taxes	(4,798)	5,973	1,175
Net income attributable to non-controlling interests in consolidated funds	4,208	(4,208)	—
Net income attributable to non-controlling interests in consolidated subsidiaries	6,871	(6,871)	—
Net income attributable to preferred unitholders	(6,829)	—	(6,829)
Net income attributable to OCG Class A unitholders / Distributable earnings	$(16,648)	$102,893	$86,245

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $19,059 to management fees and $1,049 to incentive income, and (c) for management fees, reclassifies $865 of net gains related to foreign-currency hedging activities from general and administrative expense and $4,579 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $22,779, (b) consolidated fund expenses of $6,704, (c) expenses incurred by the Intermediate Holding Companies of $140, (d) $1,976 of acquisition-related items, (e) $54,409 related to the Brookfield transaction, (f) $720 of net losses related to foreign-currency hedging activities, and (g) $4,579 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $778 in net losses related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

(6)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies interest income to interest expense, net.

	For the Three Months Ended September 30, 2018
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$175,195	$21,861	$197,056
Incentive income (1)	66,032	8,456	74,488
Realized investment income proceeds (2)	—	48,278	48,278
Total expenses (3)	(191,167)	18,889	(172,278)
Interest expense, net (4)	(39,456)	37,259	(2,197)
Investment income (2)	58,196	(58,196)	—
Other income (expense), net (5)	5,629	(2,905)	2,724
Other income of consolidated funds (6)	75,230	(75,230)	—
Income taxes	(6,568)	6,346	(222)
Net income attributable to non-controlling interests in consolidated funds	(14,427)	14,427	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(72,005)	72,005	—
Net income attributable to preferred unitholders	(3,909)	—	(3,909)
Net income attributable to OCG Class A unitholders / Distributable earnings	$52,750	$91,190	$143,940

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $18,350 to management fees and $520 to incentive income, (c) for management fees, reclassifies $46 of net losses related to foreign-currency hedging activities from general and administrative expense and $2,835 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings, and (d) adds back the effect of $7,395 related to unrealized incentive income.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $14,747, (b) consolidated fund expenses of $3,620, (c) expenses incurred by the Intermediate Holding Companies of $239, (d) incentive income compensation expense related to unrealized incentive income of $4,214, (e) $1,703 of acquisition-related items, (f) $41 of net gains related to foreign-currency hedging activities, and (g) $2,835 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $160 in net losses related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

(6)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies interest income to interest expense, net.

	For the Nine Months Ended September 30, 2019
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$524,798	$64,897	$589,695
Incentive income (1)	260,290	292,776	553,066
Realized investment income proceeds (2)	—	91,047	91,047
Total expenses (3)	(748,842)	7,460	(741,382)
Interest expense, net (4)	(149,643)	146,386	(3,257)
Investment income (2)	121,804	(121,804)	—
Other income (expense), net (5)	58	(9,002)	(8,944)
Other income of consolidated funds (6)	287,713	(287,713)	—
Income taxes	(11,148)	9,890	(1,258)
Net income attributable to non-controlling interests in consolidated funds	(82,234)	82,234	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(109,259)	109,259	—
Net income attributable to preferred unitholders	(20,487)	—	(20,487)
Net income attributable to OCG Class A unitholders / Distributable earnings	$73,050	$385,430	$458,480

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $52,319 to management fees and $4,600 to incentive income, (c) for management fees, reclassifies $2,582 of net gains related to foreign-currency hedging activities from general and administrative expense and $9,543 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings, and (d) adds back the effect of $288,176 related to unrealized incentive income.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $59,756, (b) consolidated fund expenses of $13,767 (c) expenses incurred by the Intermediate Holding Companies of $810, (d) incentive income compensation expense related to unrealized incentive income of $156,166, (e) $10,895 of acquisition-related items, (f) $71,196 related to the Brookfield transaction, (g) $2,338 of net losses related to foreign-currency hedging activities, and (h) $9,543 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $768 in net losses related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

(6)
The adjustment to other income of consolidated funds removes interest, dividend and other investment income attributable to third-party investors in our consolidated funds, and reclassifies interest income to interest expense, net.

	For the Nine Months Ended September 30, 2018
	Consolidated	Adjustments	Distributable Earnings
	(in thousands)
Management fees (1)	$538,706	$57,232	$595,938
Incentive income (1)	253,125	108,272	361,397
Realized investment income proceeds (2)	—	126,806	126,806
Total expenses (3)	(626,809)	13,585	(613,224)
Interest expense, net (4)	(115,504)	107,498	(8,006)
Investment income (2)	149,682	(149,682)	—
Other income (expense), net (5)	7,240	(8,935)	(1,695)
Other income of consolidated funds (6)	157,641	(157,641)	—
Income taxes	(17,832)	12,724	(5,108)
Net income attributable to non-controlling interests in consolidated funds	(17,792)	17,792	—
Net income attributable to non-controlling interests in consolidated subsidiaries	(187,945)	187,945	—
Net income attributable to preferred unitholders	(3,909)	—	(3,909)
Net income attributable to OCG Class A unitholders / Distributable earnings	$136,603	$315,596	$452,199

(1)
The adjustment (a) adds back amounts earned from the consolidated funds, (b) reclassifies DoubleLine investment income of $54,063 to management fees and $620 to incentive income, (c) for management fees, reclassifies $4,234 of net losses related to foreign-currency hedging activities from general and administrative expense and $9,508 of expense reimbursements grossed-up for GAAP reporting, but netted with expenses for distributable earnings, and (d) adds back the effect of $107,581 related to unrealized incentive income.

(2)	Distributable earnings excludes investment income or loss and includes the portion of income or loss on distributions received from funds and companies.

(3)
The expense adjustment consists of (a) equity-based compensation expense of $44,614, (b) consolidated fund expenses of $11,819, (c) expenses incurred by the Intermediate Holding Companies of $984, (d) incentive income compensation expense related to unrealized incentive income of $55,607, (e) $443 of acquisition-related items, (f) $1,824 of net losses related to foreign-currency hedging activities, and (g) $9,508 of reimbursements grossed-up as revenues for GAAP reporting, but netted with expenses for distributable earnings.

(4)	The interest expense adjustment removes interest expense of the consolidated funds and reclassifies interest income from other income of consolidated funds.

(5)
The adjustment to other income (expense), net represents adjustments related to (a) the reclassification of $700 in net losses related to foreign-currency hedging activities from general and administrative expense and the amortization of make-whole premium expenses.

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
The following table presents our unaudited condensed consolidating statement of financial condition:

	As of September 30, 2019
	Oaktree and Operating Subsidiaries	Consolidated Funds	Eliminations	Consolidated
	(in thousands)
Assets:
Cash and cash-equivalents	$356,431	$—	$—	$356,431
U.S. Treasury and other securities	24,025	—	—	24,025
Corporate investments	1,985,916	—	(844,684)	1,141,232
Deferred tax assets	441,322	—	—	441,322
Operating lease assets	102,608	—	—	102,608
Receivables and other assets	679,795	—	(3,747)	676,048
Assets of consolidated funds	—	8,997,529	—	8,997,529
Total assets	$3,590,097	$8,997,529	$(848,431)	$11,739,195
Liabilities and Capital:
Liabilities:
Accounts payable and accrued expenses	$403,238	$—	$(1,362)	$401,876
Due to affiliates	179,478	—	—	179,478
Debt obligations	746,343	—	—	746,343
Operating lease liabilities	131,282	—	—	131,282
Liabilities of consolidated funds	—	7,252,625	(183,627)	7,068,998
Total liabilities	1,460,341	7,252,625	(184,989)	8,527,977
Non-controlling redeemable interests in consolidated funds	—	—	1,081,462	1,081,462
Capital:
Capital attributable to OCG preferred unitholders	400,584	—	—	400,584
Capital attributable to OCG Class A unitholders	1,165,087	405,960	(405,960)	1,165,087
Non-controlling interest in consolidated subsidiaries	564,085	257,482	(257,482)	564,085
Non-controlling interest in consolidated funds	—	1,081,462	(1,081,462)	—
Total capital	2,129,756	1,744,904	(1,744,904)	2,129,756
Total liabilities and capital	$3,590,097	$8,997,529	$(848,431)	$11,739,195

Corporate Investments

	As of
	September 30, 2019	June 30, 2019	September 30, 2018
	(in thousands)
Oaktree funds:
Credit	$1,153,930	$1,014,918	$1,026,207
Private Equity	311,368	283,377	296,224
Real Assets	433,388	366,615	239,208
Listed Equities	51,050	65,700	94,258
Non-Oaktree	41,759	65,618	63,936
Total corporate investments – Non-GAAP	1,991,495	1,796,228	1,719,833
Adjustments (1)	(5,579)	7,389	33,850
Total corporate investments – Oaktree and operating subsidiaries	1,985,916	1,803,617	1,753,683
Eliminations	(844,684)	(649,164)	(698,332)
Total corporate investments – Consolidated	$1,141,232	$1,154,453	$1,055,351

(1)	This adjusts CLO investments carried at amortized cost to fair value for GAAP reporting.

Liquidity and Capital Resources
We manage our liquidity and capital requirements by focusing on our cash flows before the consolidation of our funds and the effect of normal changes in short-term assets and liabilities. Our primary cash flow activities on an unconsolidated basis involve (a) generating cash flow from operations, (b) generating income from investment activities, including strategic investments in certain third parties, (c) funding capital commitments that we have made to our funds, (d) funding our growth initiatives, (e) distributing cash flow to our Class A and OCGH unitholders, (f) borrowings, interest payments and repayments under credit agreements, our senior notes and other borrowing arrangements, and (g) issuances of, and distributions made on, our preferred units. As of September 30, 2019, Oaktree and its operating subsidiaries had $380.5 million of cash and U.S. Treasury and other securities, and $746 million in outstanding debt, which included no borrowings outstanding against its $500 million revolving credit facility. Our investments in funds and companies on a non-GAAP basis had a carrying value of $2.0 billion as of September 30, 2019.
Ongoing sources of cash include (a) management fees, which are collected monthly or quarterly, (b) incentive income, which is volatile and largely unpredictable as to amount and timing, and (c) distributions stemming from our corporate investments in funds and companies. As of September 30, 2019, corporate investments of $2.0 billion included unrealized investment income proceeds of $358 million, of which $118 million was in closed-end funds in their liquidation period. We primarily use cash flow from operations and distributions from our corporate investments to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures and distributions. This same cash flow, together with proceeds from equity and debt issuances, is also used to fund corporate investments, fixed assets and other capital items. If there were insufficient cash flow from operations to fund quarterly or tax distributions by the Oaktree Operating Group entities, we expect that these distributions would not be made. We believe that we have sufficient access to cash from existing balances, our operations and the revolving credit facility described below to fund our operations and commitments.
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
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are discussed below.
Operating Activities
Operating activities used $2,796.2 million and $138.6 million of cash for the first nine months of 2019 and 2018, respectively. These amounts principally reflected net income, net of non-cash adjustments, and net purchases of securities of the consolidated funds in each respective period.
Investing Activities
Investing activities provided $635.4 million and used $263.5 million of cash for the first nine months of 2019 and 2018, respectively. Net activity from purchases, maturities and sales of U.S. Treasury and other securities included net proceeds of $522.4 million and net purchases of $293.3 million for the first nine months of 2019 and 2018, respectively. Corporate investments in funds and companies of $254.5 million and $212.4 million for the first nine months of 2019 and 2018, respectively, consisted of the following:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Funds	$898,560	$469,702
Eliminated in consolidation	(644,082)	(257,275)
Total investments	$254,478	$212,427

Distributions and proceeds from corporate investments in funds and companies of $373.9 million and $245.8 million for the first nine months of 2019 and 2018, respectively, consisted of the following:

	Nine months Ended September 30,
	2019	2018
	(in thousands)
Funds	$695,110	$356,702
Eliminated in consolidation	(321,194)	(110,901)
Total proceeds	$373,916	$245,801

Purchases of fixed assets were $6.4 million and $3.5 million for the first nine months of 2019 and 2018, respectively.

Financing Activities
Financing activities provided $2,415.9 million and $309.4 million of cash for the first nine months of 2019 and 2018, respectively, and included: (a) net contributions from non-controlling interests in consolidated funds of $412.6 million and net distributions to non-controlling interests in consolidated funds $129.0 million; (b) distributions to unitholders of $815.4 million and $383.4 million; (c) net unit purchases of $12.2 million and $12.0 million; (d) proceeds from CLO debt obligations of $3,892.4 million and $1,170.3 million and repayments of $1,188.5 million and $729.5 million, and (e) payments of debt issuance costs of $3.1 million and $4.0 million. Additionally, the first nine months of 2019 included borrowings of $505.5 million and repayments of $372.0 million related to consolidated funds.
Future Sources and Uses of Liquidity
We expect to continue to make distributions to our preferred unitholders in accordance with their contractual terms and to the common equity holders of the Oaktree Operating Group pursuant to our distribution policy. In the future, we may also issue additional preferred units or debt securities with the objective of increasing our available capital. In addition, we may, from time to time, repurchase our preferred units in open market or privately negotiated purchases or otherwise, redeem our preferred units pursuant to the terms of their respective governing documents, or repurchase OCGH units.
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
Debt Financings
In March 2018, Oaktree Capital Management, L.P., Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., and Oaktree Capital I, L.P. (collectively, the “Borrowers”) entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the credit agreement dated as of March 31, 2014 (as amended through and including the Third Amendment, the “Credit Agreement”). The Credit Agreement consists of a $150 million fully-funded term loan, and a $500 million revolving credit facility (the “Revolver”). The Fourth Amendment extended the maturity date of the Credit Agreement from March 31, 2021 to March 29, 2023, at which time the entire remaining principal balance of $150 million will be due, and provides the Borrowers with the option to extend the new maturity date by one year if the lenders holding at least 50% of the aggregate amount of the term loan and the revolving loan commitment thereunder on the date of the Borrowers’ extension request consent to such extension. The Fourth Amendment also favorably updated the commitment fee in the corporate ratings-based pricing grid, increased the maximum leverage ratio and made certain other amendments to the provisions of the Credit Agreement. Borrowings under the Credit Agreement generally bear interest at a spread to either LIBOR or an alternative base rate. Based on the current credit ratings of Oaktree Capital Management, L.P., the interest rate on borrowings is LIBOR plus 1.00% per annum and the commitment fee on the unused portions of the Revolver is 0.10% per annum. The Credit Agreement contains customary financial covenants and restrictions, including (after giving effect to the Fourth Amendment) covenants regarding a maximum leverage ratio of 3.50-to-1.00 and a minimum required level of assets under management (as defined in the credit agreement). As of September 30, 2019, we had no outstanding borrowings under our $500 million revolving credit facility.
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
Tax Receivable Agreement
Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Investment Holdings, L.P., Oaktree AIF Investments, L.P. and certain other parties thereto previously entered into a tax receivable agreement (the “Original TRA”) with OCGH unitholders that, as amended, provided for the payment to an exchanging or selling OCGH unitholder of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that they actually realized (or are deemed to realize in the case of an early termination payment by Oaktree Holdings, Inc. or Oaktree AIF Holdings, Inc., or a change of control) as a result of an increase in the tax basis of the assets owned by the Oaktree Operating Group. When an exchange of OCGH units results in an increase to the tax basis of the assets owned by the Oaktree Operating Group, a deferred tax asset and an associated liability for payments to OCGH unitholders under the tax receivable agreement are recorded, subject to realizability considerations. The establishment of a deferred tax asset increases additional paid-in capital because the transactions are between Oaktree and its unitholders.
Upon the closing of the Mergers, Oaktree entered into a Third Amended and Restated Tax Receivable Agreement (the “TRA Amendment”), which amended and restated the Original TRA. Pursuant to the TRA Amendment, the Original TRA no longer applies and no Tax Benefit Payments (as defined in the Original TRA) will be made with respect to any exchanges of OCGH Units that occur on or after March 13, 2019. With respect to any exchanges of OCGH Units that occurred prior to March 13, 2019, the TRA Amendment provides that Tax Benefit Payments will continue to be made with respect to such exchanges in accordance with the Original TRA (as amended in certain respects, including that such payments will be calculated without taking into account any tax attributes of Brookfield).
Upon the Merger, the tax basis of the assets owned by the Oaktree Operating Group increased and as a result the Company recorded an increase of $212.0 million to its total deferred tax assets. In accordance with the above, there was no associated tax receivable agreement liability recorded with this exchange and the entire amount resulted in a corresponding increase to additional paid-in capital.
Assuming no further material changes in the relevant tax law and that Oaktree earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, as of September 30, 2019, future payments of this nature were estimated to aggregate $12.0 million over the period ending approximately in 2029 with respect to the 2007 private offering, $30.5 million over the period ending approximately in 2034 with respect to the initial public offering, $43.2 million over the period ending approximately in 2035 with respect to the public offering in May 2013, $33.0 million over the period ending approximately in 2036 with respect to the public offering in March 2014, $28.1 million over the period ending approximately in 2037 with respect to the public offering in March 2015, and $31.3 million over the period ending approximately in 2040 with respect to the public offering in February 2018.
For the nine months ended September 30, 2019, $10.0 million was paid under the Original TRA.

Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the U.S. and certain non-U.S. jurisdictions in which we do business, which are met in part by retaining cash and cash-equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different jurisdictions. As of September 30, 2019, we were required to maintain approximately $170.2 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements as of such date.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Oaktree and our consolidated funds enter into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of September 30, 2019:

	Remainder of 2019	2020-2021	2022-2023	Thereafter	Total
	(in thousands)
Oaktree and Operating Subsidiaries:
Operating lease obligations (1)	$4,874	$36,419	$33,689	$84,617	$159,599
Debt obligations payable (2)	—	—	150,000	600,000	750,000
Interest obligations on debt (3)	6,968	55,897	52,448	148,671	263,984
Tax receivable agreement	—	28,305	39,639	110,096	178,040
Contingent consideration (4)	6,405	—	—	—	6,405
Commitments to Oaktree and third-party funds (5)	365,148	—	—	—	365,148
Subtotal	383,395	120,621	275,776	943,384	1,723,176
Consolidated Funds:
Debt obligations payable (2)	—	—	—	976,470	976,470
Interest obligations on debt (3)	8,271	66,168	66,168	147,589	288,196
Debt obligations of CLOs (2)	600,481	169,372	—	4,822,368	5,592,221
Interest on debt obligations of CLOs (3)	39,512	268,589	267,511	844,228	1,419,840
Commitments to fund investments (6)	21,421	—	—	—	21,421
Total	$669,685	$504,129	$333,679	$6,790,655	$8,298,148

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

(4)
This represents the undiscounted contingent consideration obligation as of September 30, 2019. Due to uncertainty in the timing of payment, if any, the entire amount is presented in the 2019 column. Please see note 17 to our condensed consolidated financial statements for more information.

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

In some of our service contracts or management agreements, we have agreed to indemnify third-party service providers or separate account clients under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has neither been included in the above table nor recorded in our condensed consolidated financial statements as of September 30, 2019.
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
The table below summarizes the fair value of the investments and other financial instruments held by our consolidated funds by fund structure and fair-value hierarchy levels and the debt obligations of our CLOs for each period presented in our condensed consolidated statements of financial condition (in thousands):

As of September 30, 2019	Level I	Level II	Level III	Total

Closed-end funds	$—	$6,940,821	$336,826	$7,277,647
Open-end funds	476	646,710	37,753	684,939
Evergreen funds	2,662	118,002	184,460	305,124
Total	$3,138	$7,705,533	$559,039	$8,267,710

CLO debt obligations	$—	$(5,553,144)	$—	$(5,553,144)

As of December 31, 2018	Level I	Level II	Level III	Total

Closed-end funds	$—	$5,331,300	$93,428	$5,424,728
Open-end funds	1,386	790,203	183,965	975,554
Evergreen funds	21,311	60,475	48,529	130,315
Total	$22,697	$6,181,978	$325,922	$6,530,597

CLO debt obligations	$—	$(4,127,994)	$—	$(4,127,994)

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
Price Risk
Impact on Net Change in Unrealized Appreciation (Depreciation) on Consolidated Funds’ Investments
As of September 30, 2019, we had investments, at fair value of $8.3 billion related to our consolidated funds, primarily consisting of investments held by our CLOs. We estimate that a 10% decline in market values would result in a decrease in unrealized appreciation (depreciation) on the consolidated funds’ investments of $826.7 million. Of this decline, approximately $323.7 million would impact net income and $198.1 million would impact net income attributable to OCG Class A unitholders, with the remainder attributable to non-controlling interests and third-party debt holders in our CLOs. The magnitude of the impact on net income is largely affected by the percentage of our equity ownership interest and levered nature of our CLO investments.
Impact on Management Fees (before consolidation of funds)
Management fees are generally assessed in the case of (a) our open-end and evergreen funds, based on NAV, and (b) our closed-end funds, based on committed capital, drawn capital or cost basis during the investment period and, during the liquidation period, based on the lesser of (i) the total funded committed capital or (ii) the cost basis of assets remaining in the fund. Management fees are affected by changes in market values to the extent they are based on NAV. For the nine months ended September 30, 2019 and 2018, NAV-based management fees represented approximately 35% and 37%, respectively, of total management fees. Based on investments held as of September 30, 2019, we estimate that a 10% decline in market values of the investments held in our funds would result in an approximate $6.3 million decrease in the amount of quarterly management fees. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds or the timing of fund flows.
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
Impact on Investment Income (before consolidation of funds)
Investment income or loss arises from our pro-rata share of income or loss from our investments, generally in our capacity as general partner in our funds and as an investor in our CLOs and third-party managed funds or companies. This income is directly affected by changes in market risk factors. Based on investments held as of September 30, 2019, a 10% decline in fair values of the investments held in our funds and other holdings would result in a $457.1 million decrease in the amount of investment income. The estimated decline of $457.1 million is greater than 10% of the September 30, 2019 corporate investments balance primarily due to the levered nature of our CLO investments. These estimated effects are without regard to a number of factors that would be expected to increase or decrease the magnitude of the change to degrees that are not readily quantifiable, such as the use of leverage facilities in certain of our funds, the timing of fund flows or the timing of new investments or realizations.
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
We estimate that for the nine months ended September 30, 2019, without considering the impact of derivative instruments, a 10% decline in the average exchange rate of the U.S. dollar would have resulted in the following approximate effects on our operating results:

•	our management fees (relating to (a) and (b) above) would have increased by $7.3 million;

•	our operating expenses would have increased by $12.2 million;

•	OCGH interest in net income of consolidated subsidiaries would have decreased by $2.6 million; and

•	our income tax expense would have decreased by $0.6 million.
These movements would have decreased our net income attributable to OCG Class A unitholders by $1.6 million.
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
Interest-rate Risk
As of September 30, 2019, Oaktree and its operating subsidiaries had $746.3 million in debt obligations, consisting of three senior notes issuances and a funded term loan. Each senior notes issuance accrues interest at a fixed rate. The funded term loan accrues interest at a variable rate. As of September 30, 2019, interest expense attributable to Oaktree and its operating subsidiaries would increase by $1.5 million on an annualized basis as a result of a 100-basis point increase in interest rates. Of the $0.4 billion of aggregate cash and U.S. Treasury and other securities as of September 30, 2019, we estimate that Oaktree and its operating subsidiaries would generate an additional $3.8 million in interest income on an annualized basis as a result of a 100-basis point increase in interest rates.
Our consolidated funds have debt obligations, most of which accrue interest at variable rates. Changes in these rates would affect the amount of interest payments that our funds would have to make, impacting future earnings and cash flows. As of September 30, 2019, the consolidated funds had $6.1 billion of principal or par value, as applicable, outstanding under these debt obligations. We estimate that interest expense relating to variable-rate debt would increase on an annualized basis by $61.0 million in the event interest rates were to increase by 100 basis points.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under our operating agreement, we are required to issue one Class B unit for each OCGH unit issued.  Accordingly, we issued 39,807 Class B units to OCGH on July 1, 2019 and 513,124 Class B units to OCGH on September 26, 2019, which, in the aggregate, corresponded to the number of OCGH units issued by OCGH pursuant to our 2011 Equity Incentive Plan, subject to time-based vesting.
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

Closed-end Funds

			As of September 30, 2019
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturne-d Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
Credit	(in millions)
Distressed Debt
Oaktree Opportunities Fund Xb (7)(13)	TBD	—	$8,872	37%	13%	$(150)	$—	$1,042	$1,166	$—	$—	$1,286	nm	nm	0.9x
Oaktree Opportunities Fund X (7)	Jan. 2016	Jan. 2019	3,603	86	86	1,122	618	3,584	2,917	72	148	3,108	20.4%	12.2%	1.5
Oaktree Opportunities Fund IX (7)	Jan. 2014	Jan. 2017	5,066	nm	100	948	2,178	3,835	3,652	—	—	5,188	6.1	3.7	1.3
Oaktree Opportunities Fund VIIIb	Aug. 2011	Aug. 2014	2,692	nm	100	997	2,669	1,019	1,228	52	—	1,418	8.8	6.1	1.5
Special Account B	Nov. 2009	Nov. 2012	1,031	nm	100	616	1,660	67	65	16	1	—	13.5	11.1	1.6
Oaktree Opportunities Fund VIII (7)	Oct. 2009	Oct. 2012	4,507	nm	100	2,559	6,771	294	339	452	46	—	12.8	9.0	1.7
OCM Opportunities Fund VIIb	May 2008	May 2011	10,940	nm	90	9,033	18,582	295	—	1,705	49	—	21.8	16.5	2.0
OCM Opportunities Fund VII	Mar. 2007	Mar. 2010	3,598	nm	100	1,486	4,908	176	—	87	—	384	10.2	7.4	1.5
Legacy funds (8)	Various	Various	12,748	nm	100	10,773	23,500	22	—	1,626	—	—	23.6	18.5	1.8
													21.9%	15.9%
Private/Alternative Credit
Oaktree European Capital Solutions Fund (7)(10)	Dec. 2015	Dec. 2018	€703	99%	91%	€100	€278	€458	€457	€5	€9	€412	14.9%	10.3%	1.2x
Oaktree European Dislocation Fund (10)	Oct. 2013	Oct. 2016	€294	nm	62	€39	€203	€18	€17	€3	€3	€—	18.6	13.0	1.3
Special Account E (10)	Oct. 2013	Apr. 2015	€379	nm	69	€64	€321	€4	€3	€9	€1	€—	14.2	11.0	1.3
													15.2%	10.8%

Oaktree Mezzanine Fund IV (9)	Oct. 2014	Oct. 2019	$852	95%	90%	$161	$347	$582	$568	$6	$16	$560	11.4%	8.4%	1.2x
Oaktree Mezzanine Fund III (11)	Dec. 2009	Dec. 2014	1,592	nm	89	479	1,837	65	51	34	16	—	15.3	10.4 / 9.3	1.4
OCM Mezzanine Fund II	Jun. 2005	Jun. 2010	1,251	nm	88	480	1,694	37	—	—	—	138	10.8	7.2	1.5
OCM Mezzanine Fund (12)	Oct. 2001	Oct. 2006	808	nm	96	302	1,075	—	—	38	—	—	15.4	10.8 / 10.5	1.5
													13.0%	8.7%
Emerging Markets Debt
Special Account H (13)	Sep. 2018	Jul. 2022	$351	49%	49%	$(27)	$—	$146	$142	$—	$—	$180	nm	nm	0.9x
Oaktree Emerging Markets Opportunities Fund II (13)	TBD	—	344	41	41	(23)	3	114	132	—	—	142	nm	nm	0.9
Oaktree Emerging Market Opportunities Fund	Sep. 2013	Sep. 2017	384	nm	78	131	341	88	70	9	14	37	15.9%	10.9%	1.5
Special Account F	Jan. 2014	Sep. 2017	253	nm	96	85	275	52	52	7	9	19	15.6	11.2	1.4
													12.8%	7.7%
Private Equity
Corporate Private Equity
Oaktree European Principal Fund IV (7)(10)(13)	Jul. 2017	Jul. 2022	€1,119	99%	97%	€302	€206	€1,181	€1,082	€—	€58	€1,000	nm	nm	1.3x
Oaktree European Principal Fund III (10)	Nov. 2011	Nov. 2016	€3,164	nm	87	€2,588	€2,511	€2,827	€2,500	€154	€347	€1,603	17.5%	12.0%	2.1
OCM European Principal Opportunities Fund II (10)	Dec. 2007	Dec. 2012	€1,759	nm	100	€204	€1,913	€22	€—	€29	€—	€769	6.7	2.2	1.3
OCM European Principal Opportunities Fund	Mar. 2006	Mar. 2009	$495	nm	96	$454	$927	$—	$—	$87	$—	$—	11.7	8.9	2.1
													13.1%	8.6%

			As of September 30, 2019
	Investment Period		Total Committed Capital	% Invested (1)	% Drawn (2)	Fund Net Income Since Inception	Distri- butions Since Inception	Net Asset Value	Manage- ment Fee-gener- ating AUM	Incentive Income Recog- nized (Non-GAAP)	Accrued Incentives (Fund Level) (3)	Unreturned Drawn Capital Plus Accrued Preferred Return (4)	IRR Since Inception (5)		Multiple of Drawn Capital (6)
	Start Date	End Date											Gross	Net
	(in millions)

Oaktree Power Opportunities Fund V (13)	Apr. 2019	Apr. 2024	$1,400	13%	12%	$(16)	$—	$153	$1,390	$—	$—	$177	nm	nm	1.0x
Oaktree Power Opportunities Fund IV	Nov. 2015	Nov. 2020	1,106	94	94	222	112	1,154	1,078	—	11	1,139	11.8%	8.2%	1.3
Oaktree Power Opportunities Fund III	Apr. 2010	Apr. 2015	1,062	nm	73	505	1,045	239	322	50	46	—	20.4	13.1	1.8
Legacy funds (8)	Various	Various	1,470	nm	63	1,687	2,615	(4)	—	123	—	—	35.1	27.4	2.8
													34.2	25.8
Special Situations
Oaktree Special Situations Fund II (7)(13)	TBD	—	$2,204	11%	4%	$—	$9	$76	$234	$—	$—	$36	nm	nm	1.0x
Oaktree Special Situations Fund (7)	Nov. 2015	Nov. 2018	1,377	100	86	184	190	1,175	1,115	—	12	1,168	14.4%	8.2%	1.2x
Other funds:
Oaktree Principal Continuation Fund V (13)	—	—	$886	nm	80%	$146	$—	$853	$711	$—	$14	$708	nm	nm	1.2x
Oaktree Principal Fund V	Feb. 2009	Feb. 2015	2,827	nm	91	312	2,388	510	613	50	—	2,308	5.9%	1.9%	1.3
Special Account C	Dec. 2008	Feb. 2014	505	nm	91	102	490	72	235	21	—	295	7.2	3.5	1.4
OCM Principal Opportunities Fund IV	Oct. 2006	Oct. 2011	3,328	nm	100	2,900	6,166	63	—	554	11	—	12.2	8.8	2.0
Legacy funds (8)	Various	Various	3,701	nm	100	2,718	6,404	15	—	407	—	—	14.4	11.1	1.8
													12.8%	9.0%
Real Assets
Real Estate
Oaktree Real Estate Opportunities Fund VII (14)	Jan. 2016	Jan. 2020	$2,921	92%	92%	$716	$666	$2,746	$2,794	$—	$148	$2,189	44.8%	25.7%	1.3x
Oaktree Real Estate Opportunities Fund VI	Aug. 2012	Aug. 2016	2,677	nm	100	1,440	2,887	1,230	983	90	188	812	14.4	9.3	1.7
Oaktree Real Estate Opportunities Fund V	Mar. 2011	Mar. 2015	1,283	nm	100	972	2,106	150	96	157	29	—	16.9	12.5	1.9
Special Account D	Nov. 2009	Nov. 2012	256	nm	100	207	435	36	—	17	4	—	14.6	12.7	1.8
Oaktree Real Estate Opportunities Fund IV	Dec. 2007	Dec. 2011	450	nm	100	390	805	36	—	66	8	—	15.6	10.6	2.0
Legacy funds (8)	Various	Various	2,341	nm	99	2,010	4,326	—	—	232	—	—	15.2	11.9	1.9
													15.5%	11.8%

Oaktree Real Estate Debt Fund II (9)(13)	Mar. 2017	Mar. 2020	$2,087	69%	39%	$123	$114	$823	$1,403	$—	$18	$756	nm	nm	1.2x
Oaktree Real Estate Debt Fund	Sep. 2013	Oct. 2016	1,112	nm	83	219	994	150	162	12	19	11	19.2%	14.3%	1.3
Oaktree PPIP Fund (15)	Dec. 2009	Dec. 2012	2,322	nm	48	457	1,570	—	—	47	—	—	28.2%	n/a	1.4

Special Account G (Real Estate Income) (9)	Oct. 2016	Oct. 2020	$615	99%	99%	$161	$100	$669	$574	$—	$31	$603	14.7%	10.7%	1.3x

Infrastructure
Oaktree Transportation Infrastructure Fund (13)	Dec. 2018	Dec. 2023	$1,518	33%	33%	$(17)	$11	$466	$1,296	$—	$—	$507	nm	nm	1.0x
Highstar III Successor Funds (13)	—	—	1,081	87	87	(8)	2	931	945	—	—	1,687	nm	nm	1.0
Highstar Capital IV (16)	Nov. 2010	Nov. 2016	2,000	nm	100	(38)	1,512	857	1,160	—	—	1,645	3.9%	—%	1.1
									29,937	(10)	1,295	(10)
							Other (17)		7,988		11
							Total (18)		$37,925		$1,306

(1)
For our incentive-creating closed-end funds in their investment periods, this percentage equals invested capital divided by committed capital. Invested capital for this purpose is the sum of capital drawn from fund investors plus net borrowings outstanding under a fund-level credit facility (if any), where such borrowings were made in lieu of drawing capital from fund investors.

(2)
Represents capital drawn from fund investors, net of distributions to such investors of uninvested capital, divided by committed capital. The aggregate change in drawn capital for the three months ended September 30, 2019 was $2.5 billion.

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

(9)
Management fees during the investment period are calculated on drawn capital or cost basis, rather than committed capital. As a result, as of September 30, 2019 management fee-generating AUM included only that portion of committed capital that had been drawn.

(10)	Aggregate IRRs or totals are based on the conversion of cash flows or amounts, respectively, from euros to USD using the September 30, 2019 spot rate of $1.09.

(11)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.4% and Class B interests was 9.3%. The combined net IRR for Class A and Class B interests was 9.9%.

(12)
The fund’s partnership interests are divided into Class A and Class B interests, with the Class A interests having priority with respect to the distribution of current income and disposition proceeds. The net IRR for Class A interests was 10.8% and Class B interests was 10.5%. The combined net IRR for the Class A and Class B interests was 10.6%.

(13)	The IRR is not considered meaningful (“nm”) as the period from the initial capital contribution through September 30, 2019 was less than 36 months.

(14)	A portion of this fund pays management fees based on drawn, rather than committed, capital.

(15)
Due to differences in the allocation of income and expenses to this fund’s two primary limited partners, the U.S. Treasury and Oaktree PPIP Private Fund, a combined net IRR is not presented. Of the $2,322 million in capital commitments, $1,161 million related to the Oaktree PPIP Private Fund, whose gross and net IRR were 24.7% and 18.6%, respectively.

(16)
The fund follows the American-style distribution waterfall, whereby the general partner may receive an incentive allocation as soon as it has returned the drawn capital and paid a preferred return on the fund’s realized investments (i.e., on a deal-by-deal basis). However, such cash distributions of incentives may be subject to repayment, or clawback. As of September 30, 2019, Oaktree had not recognized any incentive income from this fund. The accrued incentives (fund level) for this fund represents Oaktree’s effective 8% of the potential incentives generated by this fund in accordance with the terms of the Highstar acquisition.

(17)	This includes our closed-end Senior Loan funds, CLOs, a non-Oaktree fund and certain separate accounts and co-investments.

(18)
The total excludes one closed-end fund with management fee-generating AUM of $58 million as of September 30, 2019, which has been included as part of the Strategic Credit strategy within the evergreen funds table.

Open-end Funds

		Manage- ment Fee-gener- ating AUM as of September 30, 2019	Twelve Months Ended September 30, 2019			Since Inception through September 30, 2019
	Strategy Inception		Rates of Return (1)			Annualized Rates of Return (1)			Sharpe Ratio
			Oaktree		Rele- vant Bench- mark	Oaktree		Rele- vant Bench- mark	Oaktree Gross	Rele- vant Bench- mark
			Gross	Net		Gross	Net
		(in millions)
Credit
High Yield Bonds
U.S. High Yield Bonds	1986	$11,454	5.7%	5.2%	5.6%	9.0%	8.5%	8.2%	0.78	0.56
Global High Yield Bonds	2010	2,469	5.6	5.0	6.3	6.8	6.3	6.6	1.05	1.05
European High Yield Bonds	1999	421	9.5	8.9	7.9	8.0	7.5	6.4	0.74	0.47

Convertibles
U.S. Convertibles	1987	273	0.3	(0.2)	4.0	9.1	8.6	8.3	0.49	0.39
Non-U.S. Convertibles	1994	602	1.6	1.1	2.1	7.9	7.3	5.2	0.75	0.38
High Income Convertibles	1989	1,037	4.5	3.9	5.7	10.9	10.1	8.0	1.05	0.60

Senior Loans
U.S. Senior Loans	2008	503	2.2	1.7	3.1	5.7	5.2	5.1	1.05	0.65
European Senior Loans	2009	1,091	3.4	2.9	2.3	7.0	6.5	7.5	1.64	1.61

Multi-Strategy Credit
Multi-Strategy Credit (2)	Various	3,278	nm	nm	nm	nm	nm	nm	nm	nm

Listed Equities
Emerging Markets Equities
Emerging Markets Equities	2011	5,227	4.1	3.3	(2.0)	2.5	1.7	0.8	0.10	0.01
Total		$26,355

(1)	Returns represent time-weighted rates of return, including reinvestment of income, net of commissions and transaction costs. The returns for Relevant Benchmarks are presented on a gross basis.

(2)	Includes Global Credit Fund and individual accounts across various strategies with different investment mandates. As such, a combined performance measure is not considered meaningful (“nm”).

Evergreen Funds

		As of September 30, 2019			Twelve Months Ended September 30, 2019		Since Inception through September 30, 2019
		AUM	Manage- ment Fee-gener- ating AUM	Accrued Incen- tives (Fund Level)
	Strategy Inception				Rates of Return (1)		Annualized Rates of Return (1)
					Gross	Net	Gross	Net
		(in millions)
Credit
Private/Alternative Credit
Strategic Credit (2).	2012	$5,445	$5,271	$10	1.4%	1.1%	8.6%	6.4%

Distressed Debt
Value Opportunities	2007	990	947	1	(1.2)	(2.0)	9.2	5.6

Emerging Markets Debt
Emerging Markets Debt (3)	2015	1,197	860	—	(6.1)	(7.0)	9.4	6.8

Listed Equities
Value/Other Equities
Value Equities (4)	2012	733	508	7	2.5	0.9	18.3	13.2
			7,586	18
Other (5)			828	18
Restructured funds			—	4
Total (2)			$8,414	$40

(1)	Returns represent time-weighted rates of return.
(2)    Includes our publicly-traded BDCs and one closed-end fund with $64 million and $58 million of AUM and management fee-generating AUM, respectively. The rates of return reflect the performance of a composite of certain evergreen accounts and exclude our publicly-traded BDCs.
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
Date: November 7, 2019

Oaktree Capital Group, LLC
By:	/s/ Daniel D. Levin
Name:	Daniel D. Levin

Title:	Chief Financial Officer and Authorized Signatory

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Formation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1, filed with the SEC on June 17, 2011).

3.2
Fifth Amended and Restated Operating Agreement of the registrant dated as of September 30, 2019 and effective as of October 1, 2019 (including Unit Designation, dated as of November 16, 2015, Unit Designation with respect to the Series A Preferred Units, dated May 17, 2018, and Unit Designation with respect to the Series B Preferred Units, dated August 9, 2018) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2019, filed with the SEC on October 4, 2019).

10.1
Third Amended and Restated Exchange Agreement, dated as of September 30, 2019, by and among Atlas Holdings, LLC, Atlas OCM Holdings, LLC, Oaktree Capital Group, LLC, OCM Holdings I, LLC, Oaktree New Holdings, LLC, Oaktree AIF Holdings II, LLC, Oaktree Holdings, Ltd., Oaktree Capital Group Holdings, L.P., Oaktree Capital I, L.P., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Capital Management (Cayman), L.P., Oaktree AIF Investments, L.P., Oaktree Investment Holdings, L.P., OCGH ExchangeCo, L.P. and the other parties thereto.

10.2
Restructuring Agreement, dated as of September 30, 2019, by and among Brookfield Asset Management Inc., Oaktree Capital Group, LLC, Berlin Merger Sub, LLC, Oslo Holdings LLC, Oslo Holdings Merger Sub LLC, Brookfield Holdings Canada Inc., Brookfield US Holdings, Inc., Brookfield US Inc., Atlas Holdings, LLC, Atlas OCM Holdings, LLC, Oaktree Capital Group Holdings, L.P. and the other parties thereto.

10.3
Third Amended and Restated Tax Receivable Agreement, dated as of September 30, 2019, by and among Brookfield Asset Management Inc., Oaktree Holdings, Inc., Oaktree AIF Holdings, Inc., Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree Investment Holdings, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Group Holdings, L.P. and the other parties thereto.

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